Form 10-Q
period 2015-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2015-08-04
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2015

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

There were 803,065,757 shares of Registrant’s common stock ($0.01 par value) outstanding on June 30, 2015.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CET1	Common equity tier 1 on a transitional Basel III basis

CFPB	Bureau of Consumer Financial Protection

CFTC	Commodity Futures Trading Commission

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA/DTL	Deferred Tax Asset/Deferred Tax Liability

EFT	Electronic Fund Transfer

EPS	Earnings Per Share

EVE	Economic Value of Equity

FASB	Financial Accounting Standards Board

Fannie Mae	(see FNMA)

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

GNMA	Government National Mortgage Association, or Ginnie Mae

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

HTF	Huntington Technology Finance (formerly Macquarie)

IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

Macquarie	Macquarie Equipment Finance, Inc. (U.S. operations)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NAICS	North American Industry Classification System

NALs	Nonaccrual Loans

NCO	Net Charge-off

NII	Net Interest Income

NIM	Net Interest Margin

NCO	Net Charge-off

NIM	Net Interest Margin

NPA	Nonperforming Asset

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 15), troubled debt restructured loans (Table 16), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).

RBHPCG	Regional Banking and The Huntington Private Client Group

RCSA	Risk and Control Self-Assessments

REIT	Real Estate Investment Trust

ROC	Risk Oversight Committee

RWA	Risk-Weighted Assets

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SRIP	Supplemental Retirement Income Plan

SSFA	Simplified Supervisory Formula Approach

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured Loan

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UDAP	Unfair or Deceptive Acts or Practices

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VIE	Variable Interest Entity

XBRL	eXtensible Business Reporting Language

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

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 149 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 735 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

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

EXECUTIVE OVERVIEW

Summary of 2015 Second Quarter Results Compared to 2014 Second Quarter

For the quarter, we reported net income of $196.2 million, or $0.23 per common share, compared with $164.6 million, or $0.19 per common share, in the year-ago quarter (see Table 1).

Fully-taxable equivalent net interest income was $498.6 million, up $32.0 million, or 7%. The results reflected the benefit from a $5.5 billion, or 10%, increase in average earning assets, partially offset by an 8 basis point reduction in the net interest margin to 3.20%. Average earning asset growth included a $2.9 billion, or 6%, increase in average loans and leases, a $1.6 billion, or 14%, increase in average securities, and a $1.0 billion increase in average loans held-for-sale. The NIM contraction reflected an 8 basis point decrease related to the mix and yield of earning assets and a 2 basis point increase in funding costs, partially offset by a 2 basis point increase in the benefit from noninterest-bearing funds. While not affecting average balances, $0.8 billion of bank-level senior debt was issued at the end of the 2015 second quarter.

The provision for credit losses was $20.4 million, down $9.0 million, or 31%. NCOs were $25.4 million, down $3.3 million, or 11%. NCOs represented an annualized 0.21% of average loans and leases in the current quarter down from 0.25%. We remain pleased with the net charge-off performance across the entire portfolio. Consumer credit metrics continue to show an improving trend, while the commercial portfolios continue to experience some quarter-to-quarter volatility.

Noninterest income was $281.8 million, up $31.7 million, or 13%. The increase primarily reflected an increase in mortgage banking income of $15.8 million, or 70%, including an increase in origination and secondary marketing revenues, reflecting a higher gain on sale margin, and a net benefit from MSR hedging activities. In addition, other noninterest income increased $8.6 million, or 24%, primarily reflecting equipment operating lease income related to Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance (HTF). Also, gain on sale of loans increased $8.5 million, or 218%, including the $5.3 million gain from the $0.8 billion automobile loan securitization and sale completed in the 2015 second quarter.

Noninterest expense was $491.8 million, up $33.1 million, or 7%. The increase primarily reflected an increase in personnel costs of $21.5 million, or 8%, reflecting the May implementation of annual merit increases, the addition of HTF employees, and an increase in benefits expense. In addition, other noninterest expense increased $7.8 million, or 23%, primarily reflecting operating lease expense related to HTF.

The tangible common equity to tangible assets ratio was 7.91% at June 30, 2015, down 47 basis points. On a Basel III transitional basis, the regulatory common equity tier 1 (CET1) risk-based capital ratio was 9.65% at June 30, 2015, and the regulatory tier 1 risk-based capital ratio was 10.41%. On a Basel I basis, the tier 1 common risk-based capital ratio was 10.26% at June 30, 2014, and the regulatory tier 1 risk-based capital ratio was 11.56%. All capital ratios were impacted by the repurchase of 22.8 million common shares over the last four quarters.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management and reduce volatility, and (5) maintain strong capital and liquidity positions.

We reported good quarterly earnings that are increasingly being driven by our differentiated strategy and disciplined execution. Total revenue increased 9% year-over-year with net interest income and fee income contributing meaningfully to revenue performance. We received an immediate benefit to our earnings from HTF, while robust mortgage lending volume drove growth in mortgage banking income. Our capital markets and treasury management businesses, among others, also produced strong results.

The success we are seeing on the revenue front provides us the important opportunity to invest further in our business, though we continue to pace these investments to ensure attainment of full-year positive operating leverage. We also remain pleased with the credit performance of our portfolio.

Economy

Our regional economy has experienced strong growth, generally in line with or exceeding the national average. Economic and employment growth in some of our large metro areas has been well above the national average. Resulting in part from cyclically high vehicle sales and production, economic growth has been especially strong in Michigan and Indiana. Ohio’s diverse economy should benefit from a strong services sector and rising domestic demand for automobiles and other Ohio produced products. The diverse economies of Pennsylvania and Kentucky are fundamentally strong and expected to continue solid growth into next year.

Low energy prices are generally a net benefit to the large manufacturing economies of Michigan, Ohio and Indiana, as much of the manufacturing in these areas has high petroleum inputs. However, low energy prices have been more challenging for high energy production areas. These areas are generally concentrated in localities in Eastern Ohio, Western Pennsylvania and especially in West Virginia where low coal prices have had a relatively large macroeconomic impact.

Home purchase prices are rising in our footprint states and the nation. In addition, office vacancy rates in our largest MSAs continue to improve. Further, industrial vacancy rates in most of our largest footprint MSAs have been below the national average, reflecting generally healthy industrial real estate markets.

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

Conforming Covered Activities to Implement the Volcker Rule—On December 10, 2013, the Federal Reserve, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, and established July 21, 2015, as the end of the conformance period. The Volcker Rule prohibits an insured depository institution and any company that controls an insured depository institution (such as a bank holding company), and any of their subsidiaries and affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading. Because the Company has over $50 billion in assets, it is subject to Volcker enhanced compliance requirements. As such the company has completed Volcker Rule due diligence, built its compliance program, and implemented training and on-going reporting requirements. Huntington believes it has achieved required conformance on July 21, 2015 and will deliver the required attestation on or before March 31, 2016.

Expectations – 2015

We are bullish about the Midwest economy creating increasing opportunities for us with both our consumer and business customers. We saw momentum build across our businesses as loan and deposit growth accelerated in the back half of the quarter and our pipelines grew. We will continue to grow our loan portfolio prudently while remaining aligned with our aggregate moderate-to-low risk appetite. We also will deliver full-year positive operating leverage as we balance investment in the businesses for the long term, including digital technology, data analytics, and in-store branches, with the near-term revenue outlook.

The commitment to positive operating leverage for full-year 2015, excluding Significant Items and net MSR activity, is both inclusive and exclusive of the impact of HTF. We continue to expect noninterest expense growth of 2-4% for the year, excluding Significant Items and the recurring expense related to HTF. On a reported basis, we expect quarterly noninterest expense will remain near the 2015 second quarter level for the remainder of 2015.

Overall, asset quality metrics are expected to remain near current levels across the portfolio. Moderate quarterly volatility is expected given the absolute low level of problem assets and credit costs. We anticipate NCOs will remain within or below our long-term normalized range of 35 to 55 basis points.

The effective tax rate for the remainder of 2015 is expected to be in the range of 24% to 27%.

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

Table 1—Selected Quarterly Income Statement Data (1)

	2015		2014
(dollar amounts in thousands, except per share amounts)	Second	First	Fourth	Third	Second
Interest income	$529,795	$502,096	$507,625	$501,060	$495,322
Interest expense	39,109	34,411	34,373	34,725	35,274

Net interest income	490,686	467,685	473,252	466,335	460,048
Provision for credit losses	20,419	20,591	2,494	24,480	29,385

Net interest income after provision for credit losses	470,267	447,094	470,758	441,855	430,663

Service charges on deposit accounts	70,118	62,220	67,408	69,118	72,633
Trust services	26,550	29,039	28,781	28,045	29,581
Electronic banking	30,259	27,398	27,993	27,275	26,491
Mortgage banking income	38,518	22,961	14,030	25,051	22,717
Brokerage income	15,184	15,500	16,050	17,155	17,905
Insurance income	17,637	15,895	16,252	16,729	15,996
Bank owned life insurance income	13,215	13,025	14,988	14,888	13,865
Capital markets fees	13,192	13,905	13,791	10,246	10,500
Gain on sale of loans	12,453	4,589	5,408	8,199	3,914
Securities gains (losses)	82	—	(104)	198	490
Other income	44,565	27,091	28,681	30,445	35,975

Total noninterest income	281,773	231,623	233,278	247,349	250,067

Personnel costs	282,135	264,916	263,289	275,409	260,600
Outside data processing and other services	58,508	50,535	53,685	53,073	54,338
Net occupancy	28,861	31,020	31,565	34,405	28,673
Equipment	31,694	30,249	31,981	30,183	28,749
Professional services	12,593	12,727	15,665	13,763	17,896
Marketing	15,024	12,975	12,466	12,576	14,832
Deposit and other insurance expense	11,787	10,167	13,099	11,628	10,599
Amortization of intangibles	9,960	10,206	10,653	9,813	9,520
Other expense	41,215	36,062	50,868	39,468	33,429

Total noninterest expense	491,777	458,857	483,271	480,318	458,636

Income before income taxes	260,263	219,860	220,765	208,886	222,094
Provision for income taxes	64,057	54,006	57,151	53,870	57,475

Net income	$196,206	$165,854	$163,614	$155,016	$164,619

Dividends on preferred shares	7,968	7,965	7,963	7,964	7,963

Net income applicable to common shares	$188,238	$157,889	$155,651	$147,052	$156,656

Average common shares—basic	806,891	809,778	811,967	816,497	821,546
Average common shares—diluted	820,238	823,809	825,338	829,623	834,687
Net income per common share—basic	$0.23	$0.19	$0.19	$0.18	$0.19
Net income per common share—diluted	0.23	0.19	0.19	0.18	0.19
Cash dividends declared per common share	0.06	0.06	0.06	0.05	0.05
Return on average total assets	1.16%	1.02%	1.00%	0.97%	1.07%
Return on average common shareholders’ equity	12.3	10.6	10.3	9.9	10.8
Return on average tangible common shareholders’ equity (2)	14.4	12.2	11.9	11.4	12.4
Net interest margin (3)	3.20	3.15	3.18	3.20	3.28
Efficiency ratio (4)	61.7	63.5	66.2	65.3	62.7
Effective tax rate	24.6	24.6	25.9	25.8	25.9
Revenue—FTE

Net interest income	$490,686	$467,685	$473,252	$466,335	$460,048
FTE adjustment	7,962	7,560	7,522	7,506	6,637

Net interest income (3)	498,648	475,245	480,774	473,841	466,685
Noninterest income	281,773	231,623	233,278	247,349	250,067

Total revenue (3)	$780,421	$706,868	$714,052	$721,190	$716,752

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2—Selected Year to Date Income Statement Data (1)

	Six Months Ended June 30,		Change
(dollar amounts in thousands, except per share amounts)	2015	2014	Amount	Percent
Interest income	$1,031,891	$967,777	$64,114	7%
Interest expense	73,520	70,223	3,297	5

Net interest income	958,371	897,554	60,817	7
Provision for credit losses	41,010	54,015	(13,005)	(24)

Net interest income after provision for credit losses	917,361	843,539	73,822	9

Service charges on deposit accounts	132,338	137,215	(4,877)	(4)
Trust services	55,589	59,146	(3,557)	(6)
Electronic banking	57,657	50,133	7,524	15
Mortgage banking income	61,479	45,807	15,672	34
Brokerage income	30,684	35,072	(4,388)	(13)
Insurance income	33,532	32,492	1,040	3
Bank owned life insurance income	26,240	27,172	(932)	(3)
Capital markets fees	27,097	19,694	7,403	38
Gain on sale of loans	17,042	7,484	9,558	128
Securities gains (losses)	82	17,460	(17,378)	(100)
Other income	71,656	66,877	4,779	7

Total noninterest income	513,396	498,552	14,844	3

Personnel costs	547,051	510,077	36,974	7
Outside data processing and other services	109,043	105,828	3,215	3
Net occupancy	59,881	62,106	(2,225)	(4)
Equipment	61,943	57,499	4,444	8
Professional services	25,320	30,127	(4,807)	(16)
Marketing	27,999	25,518	2,481	10
Deposit and other insurance expense	21,954	24,317	(2,363)	(10)
Amortization of intangibles	20,166	18,811	1,355	7
Other expense	77,277	84,474	(7,197)	(9)

Total noninterest expense	950,634	918,757	31,877	3

Income before income taxes	480,123	423,334	56,789	13
Provision for income taxes	118,063	109,572	8,491	8

Net income	$362,060	$313,762	$48,298	15%

Dividends declared on preferred shares	15,933	15,927	6	—

Net income applicable to common shares	$346,127	$297,835	$48,292	16%

Average common shares—basic	808,335	825,603	(17,268)	(2)%
Average common shares—diluted	822,023	838,546	(16,523)	(2)
Per common share
Net income per common share—basic	$0.43	$0.36	$0.07	19%
Net income per common share—diluted	0.42	0.36	0.06	17
Cash dividends declared	0.12	0.10	0.02	20
Revenue—FTE
Net interest income	$958,371	$897,554	$60,817	7%
FTE adjustment	15,522	12,522	3,000	24

Net interest income (2)	973,893	910,076	63,817	7
Noninterest income	513,396	498,552	14,844	3

Total revenue (2)	$1,487,289	$1,408,628	$78,661	6%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Merger and Acquisition. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, were as follows:

•	During the 2014 second quarter, $0.8 million of noninterest expense was recorded related to the acquisition of 24 Bank of America branches.

•

During the 2014 first quarter, $12.6 million of noninterest expense and $0.8 million of noninterest income was recorded related to the acquisition of Camco Financial. This net $11.8 million resulted in a negative impact of $0.01 per common share.

2.	Litigation Reserve. During the 2014 first quarter, $9.0 million of net additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.01 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	June 30, 2015 (4)		March 31, 2015 (4)		June 30, 2014
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$196,206		$165,854		$164,619
Earnings per share, after-tax		$0.23		$0.19		$0.19

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Mergers and acquisitions, net	$—	$—	$—	$—	$(775)	$—

(1)	Pretax.
(2)	Based on average outstanding diluted common shares.
(3)	After-tax.
(4)

The 2015 first and second quarter included $3.4 million and $1.5 million, respectively, of merger-related expense that was not a Significant Item for the first six-month period of 2015, but merger-related expense is expected to be a Significant Item for the 2015 full year.

	Six Months Ended
	June 30, 2015 (4)		June 30, 2014
(dollar amounts in thousands)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$362,060		$313,762
Earnings per share, after-tax		$0.42		$0.36

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Merger and acquisition, net	$—	$—	$(12,598)	$(0.01)
Net Additions to Litigation Reserve	—	—	(9,000)	(0.01)

(1)	Pretax unless otherwise noted.
(2)	Based on average outstanding diluted common shares.
(3)	After-tax.
(4)

The 2015 first and second quarter included $3.4 million and $1.5 million, respectively, of merger-related expense that was not a Significant Item for the first six-month period of 2015, but merger-related expense is expected to be a Significant Item for the 2015 full year.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 4—Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2015		2014			2Q15 vs. 2Q14
(dollar amounts in millions)	Second	First	Fourth	Third	Second	Amount	Percent
Assets:
Interest-bearing deposits in banks	$89	$94	$85	$82	$91	$(2)	(2)%
Loans held for sale	1,272	381	374	351	288	984	342
Securities:
Available-for-sale and other securities:
Taxable	7,916	7,664	7,291	6,935	6,662	1,254	19
Tax-exempt	2,028	1,874	1,684	1,620	1,290	738	57

Total available-for-sale and other securities	9,944	9,538	8,975	8,555	7,952	1,992	25
Trading account securities	41	53	49	50	45	(4)	(9)
Held-to-maturity securities—taxable	3,324	3,347	3,435	3,556	3,677	(353)	(10)

Total securities	13,309	12,938	12,459	12,161	11,674	1,635	14

Loans and leases: (1)
Commercial:
Commercial and industrial	19,819	19,116	18,880	18,581	18,262	1,557	9
Commercial real estate:
Construction	970	887	822	775	702	268	38
Commercial	4,214	4,275	4,262	4,188	4,345	(131)	(3)

Commercial real estate	5,184	5,162	5,084	4,963	5,047	137	3

Total commercial	25,003	24,278	23,964	23,544	23,309	1,694	7

Consumer:
Automobile	8,083	8,783	8,512	8,012	7,349	734	10
Home equity	8,503	8,484	8,452	8,412	8,376	127	2
Residential mortgage	5,859	5,810	5,751	5,747	5,608	251	4
Other consumer	451	425	413	398	382	69	18

Total consumer	22,896	23,502	23,128	22,569	21,715	1,181	5

Total loans and leases	47,899	47,780	47,092	46,113	45,024	2,875	6
Allowance for loan and lease losses	(608)	(612)	(631)	(633)	(642)	34	(5)

Net loans and leases	47,291	47,168	46,461	45,480	44,382	2,909	7

Total earning assets	62,569	61,193	60,010	58,707	57,077	5,492	10

Cash and due from banks	926	935	929	887	872	54	6
Intangible assets	745	593	602	583	591	154	26
All other assets	4,251	4,142	4,022	3,929	3,932	319	8

Total assets	$67,883	$66,251	$64,932	$63,473	$61,830	$6,053	10%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$15,893	$15,253	$15,179	$14,090	$13,466	$2,427	18%
Demand deposits—interest-bearing	6,584	6,173	5,948	5,913	5,945	639	11

Total demand deposits	22,477	21,426	21,127	20,003	19,411	3,066	16
Money market deposits	18,803	19,368	18,401	17,929	17,680	1,123	6
Savings and other domestic deposits	5,273	5,169	5,052	5,020	5,086	187	4
Core certificates of deposit	2,639	2,814	3,058	3,167	3,434	(795)	(23)

Total core deposits	49,192	48,777	47,638	46,119	45,611	3,581	8
Other domestic time deposits of $250,000 or more	184	195	201	223	262	(78)	(30)
Brokered deposits and negotiable CDs	2,701	2,600	2,434	2,262	2,070	631	30
Deposits in foreign offices	562	557	479	374	315	247	78

Total deposits	52,639	52,129	50,752	48,978	48,258	4,381	9
Short-term borrowings	2,153	1,882	2,683	3,193	2,788	(635)	(23)
Long-term debt	5,144	4,374	3,956	3,967	3,523	1,621	46

Total interest-bearing liabilities	44,043	43,132	42,212	42,048	41,103	2,940	7

All other liabilities	1,430	1,450	1,167	1,043	1,033	397	38
Shareholders’ equity	6,517	6,416	6,374	6,292	6,228	289	5

Total liabilities and shareholders’ equity	$67,883	$66,251	$64,932	$63,473	$61,830	$6,053	10%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5—Consolidated Quarterly Net Interest Margin Analysis

	Average Yield Rates (2)
	2015		2014
Fully-taxable equivalent basis (1)	Second	First	Fourth	Third	Second
Assets:
Interest-bearing deposits in banks	0.08%	0.18%	0.23%	0.19%	0.04%
Loans held for sale	3.32	3.69	3.82	3.98	4.27
Securities:
Available-for-sale and other securities:
Taxable	2.60	2.50	2.61	2.48	2.52
Tax-exempt	3.13	3.05	3.26	3.02	3.15

Total available-for-sale and other securities	2.71	2.61	2.73	2.59	2.63
Trading account securities	1.00	1.17	1.05	0.85	0.70
Held-to-maturity securities—taxable	2.50	2.47	2.45	2.45	2.46

Total securities	2.65	2.57	2.65	2.54	2.57

Loans and leases: (3)
Commercial:
Commercial and industrial	3.61	3.33	3.35	3.45	3.49
Commercial real estate:
Construction	3.60	3.81	4.30	4.38	4.29
Commercial	3.41	3.57	3.47	3.60	4.16

Commercial real estate	3.45	3.62	3.60	3.72	4.17

Total commercial	3.58	3.39	3.40	3.51	3.64

Consumer:
Automobile	3.20	3.24	3.33	3.41	3.47
Home equity	3.97	4.03	4.05	4.07	4.12
Residential mortgage	3.72	3.75	3.84	3.78	3.77
Other consumer	8.45	8.20	7.68	7.31	7.34

Total consumer	3.73	3.74	3.80	3.82	3.87

Total loans and leases	3.65	3.56	3.60	3.66	3.75

Total earning assets	3.45%	3.38%	3.41%	3.44%	3.53%

Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.06	0.05	0.04	0.04	0.04

Total demand deposits	0.02	0.01	0.01	0.01	0.01
Money market deposits	0.22	0.21	0.22	0.23	0.24
Savings and other domestic deposits	0.14	0.15	0.16	0.16	0.17
Core certificates of deposit	0.78	0.76	0.75	0.74	0.81

Total core deposits	0.22	0.22	0.23	0.23	0.25
Other domestic time deposits of $250,000 or more	0.44	0.42	0.43	0.44	0.43
Brokered deposits and negotiable CDs	0.17	0.17	0.18	0.20	0.24
Deposits in foreign offices	0.13	0.13	0.13	0.13	0.13

Total deposits	0.22	0.22	0.23	0.23	0.25
Short-term borrowings	0.14	0.12	0.12	0.11	0.10
Long-term debt	1.44	1.31	1.35	1.35	1.44

Total interest-bearing liabilities	0.36%	0.32%	0.32%	0.33%	0.34%

Net interest rate spread	3.09%	3.06%	3.09%	3.11%	3.19%
Impact of noninterest-bearing funds on margin	0.11	0.09	0.09	0.09	0.09

Net interest margin	3.20%	3.15%	3.18%	3.20%	3.28%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2015 Second Quarter versus 2014 Second Quarter

Fully-taxable equivalent net interest income increased $32.0 million, or 7%, from the 2014 second quarter. This reflected the benefit from the $5.5 billion, or 10%, increase in average earning assets partially offset by an 8 basis point reduction in the fully-taxable equivalent net interest margin to 3.20%. Average earning asset growth included a $2.9 billion, or 6%, increase in average loans and leases, a $1.6 billion, or 14%, increase in average securities, and a $1.0 billion increase in average loans held-for-sale. The NIM contraction reflected an 8 basis point decrease related to the mix and yield of earning assets and 2 basis point increase in funding costs, partially offset by the 2 basis point increase in the benefit from noninterest-bearing funds.

Average earning assets increased $5.5 billion, or 10%, from the year-ago quarter, driven by:

•

$1.6 billion, or 9%, increase in average C&I loans and leases, primarily reflecting the $0.8 billion of equipment finance leases acquired in the HTF transaction as well as growth in the international vertical and corporate banking.

•

$1.6 billion, or 14%, increase in average securities, reflecting an increase of $1.8 billion of Liquidity Coverage Ratio (LCR) Level 1 qualified securities. The 2015 second quarter’s average balance also included $1.7 billion of direct purchase municipal instruments originated by our Commercial segment, up $0.8 billion from the year-ago quarter.

•	$1.0 billion increase in average loans held-for-sale primarily related to automobile loans that were subsequently securitized and sold late in the quarter.

•

$0.7 billion, or 10%, increase in average Automobile loans, despite the impact of the previously mentioned automobile loan securitization. The 2015 second quarter represented the sixth consecutive quarter of greater than $1.0 billion in automobile loan originations.

Average total deposits increased $4.4 billion, or 9%, from the year-ago quarter, including a $3.6 billion, or 8%, increase in average total core deposits. The growth in average total core deposits more than fully funded the year-over-year increase in average total loans and leases. The increase in total deposits included $0.7 billion of deposits acquired in the Bank of America branch acquisition. Average total interest-bearing liabilities increased $2.9 billion, or 7%, from the year-ago quarter. Year-over-year changes in total liabilities reflected:

•

$2.4 billion, or 18%, increase in noninterest-bearing deposits, reflecting a $2.1 billion, or 19%, increase in commercial noninterest bearing deposits and a $0.4 billion, or 15%, increase in consumer noninterest bearing deposits.

•	$1.1 billion, or 6%, increase in money market deposits, reflecting continued banker focus across all segments on obtaining our customers’ full deposit relationship.

•

$1.0 billion, or 16%, increase in short-and long-term borrowings, primarily reflecting a cost-effective method of funding LCR-related securities growth. The increase reflected the issuance of $1.0 billion and $0.8 billion of bank-level senior debt during the 2015 first quarter and 2014 second quarter, respectively, as well as $0.5 billion of debt assumed in the HTF acquisition, partially offset by a $0.6 billion reduction in short-term borrowings. While not affecting average balances, $0.8 billion of bank-level senior debt was issued in late June 2015.

•	$0.6 billion, or 30%, increase in brokered deposits and negotiable CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.

Partially offset by:

•	$0.8 billion, or 23%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to low-and no-cost demand deposits and money market deposits.

2015 Second Quarter versus 2015 First Quarter

Compared to the 2015 first quarter, FTE net interest income increased $23.4 million, or 5%. Average earning assets increased $1.4 billion, or 2%, sequentially, while the NIM increased 5 basis points. The increase in the NIM primarily reflected the addition of higher yielding assets from the HTF acquisition, which contributed 7 basis points to the NIM expansion, partially offset by continued pricing pressure across all asset classes. During the 2015 second quarter, FTE net interest income and the NIM also benefitted by $3.4 million and 2 basis points, respectively, from prepayment penalties within the securities portfolio.

Table 6—Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Six Months Ended June 30,		Change		Six Months Ended June 30,
(dollar amounts in millions)	2015	2014	Amount	Percent	2015	2014
Assets:
Interest-bearing deposits in banks	$91	$87	$4	5%	0.13%	0.03%
Loans held for sale	829	283	546	193	3.39	4.01
Securities:
Available-for-sale and other securities:
Taxable	7,791	6,452	1,339	21	2.55	2.49
Tax-exempt	1,952	1,203	749	62	3.09	3.09

Total available-for-sale and other securities	9,743	7,655	2,088	27	2.66	2.59
Trading account securities	47	42	5	12	1.10	0.89
Held-to-maturity securities—taxable	3,335	3,730	(395)	(11)	2.48	2.46

Total securities	13,125	11,427	1,698	15	2.61	2.54

Loans and leases: (3)
Commercial:
Commercial and industrial	19,469	17,948	1,521	8	3.47	3.53
Commercial real estate:
Construction	929	657	272	41	3.70	4.15
Commercial	4,244	4,317	(73)	(2)	3.49	4.00

Commercial real estate	5,173	4,974	199	4	3.53	4.02

Total commercial	24,642	22,922	1,720	8	3.48	3.63

Consumer:
Automobile	8,431	7,069	1,362	19	3.22	3.50
Home equity	8,494	8,358	136	2	4.00	4.12
Residential mortgage	5,835	5,494	341	6	3.73	3.78
Other consumer	438	385	53	14	8.33	7.08

Total consumer	23,198	21,306	1,892	9	3.73	3.88

Total loans and leases	47,840	44,228	3,612	8	3.61	3.75

Allowance for loan and lease losses	(610)	(645)	35	(5)

Net loans and leases	47,230	43,583	3,647	8

Total earning assets	61,885	56,025	5,860	10	3.41%	3.53%

Cash and due from banks	930	887	43	5
Intangible assets	670	563	107	19
All other assets	4,197	3,937	260	7

Total assets	$67,072	$60,767	$6,305	10%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$15,575	$13,330	$2,245	17%	—%	—%
Demand deposits—interest-bearing	6,380	5,860	520	9	0.05	0.04

Total demand deposits	21,955	19,190	2,765	14	0.02	0.01
Money market deposits	19,084	17,664	1,420	8	0.22	0.25
Savings and other domestic deposits	5,220	5,027	193	4	0.14	0.19
Core certificates of deposit	2,726	3,523	(797)	(23)	0.77	0.88

Total core deposits	48,985	45,404	3,581	8	0.22	0.27
Other domestic time deposits of $250,000 or more	190	273	(83)	(30)	0.43	0.42
Brokered deposits and negotiable CDs	2,651	1,927	724	38	0.17	0.26
Deposits in foreign offices	559	322	237	74	0.13	0.13

Total deposits	52,385	47,926	4,459	9	0.22	0.27
Short-term borrowings	2,018	2,581	(563)	(22)	0.13	0.10
Long-term debt	4,761	3,021	1,740	58	1.38	1.54

Total interest-bearing liabilities	43,589	40,198	3,391	8	0.34	0.35

All other liabilities	1,441	1,034	407	39
Shareholders’ equity	6,467	6,205	262	4

Total liabilities and shareholders’ equity	$67,072	$60,767	$6,305	10%

Net interest rate spread					3.07	3.18
Impact of noninterest-bearing funds on margin					0.10	0.10

Net interest margin					3.17%	3.28%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2015 First Six Months versus 2014 First Six Months

Fully-taxable equivalent net interest income for the first six-month period of 2015 increased $63.8 million, or 7% reflecting the benefit of a $5.9 billion, or 10%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.17% from 3.28%. The increase in average earning assets reflected:

•	$3.6 billion, or 8%, increase in average total loans and leases.

•	$1.7 billion, or 15%, increase in average securities reflecting an increase of $1.8 billion of Liquidity Coverage Ratio (LCR) Level 1 qualified securities.

•	$0.5 billion, or 193%, increase in average loans held for sale, primarily related to automobile loans that were subsequently securitized and sold during the quarter.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2015 second quarter was $20.4 million compared with $20.6 million for the 2015 first quarter and $29.4 million for the 2014 second quarter. On a year-to-date basis, provision for credit losses for the first six-month period of 2015 was $41.0 million, a decrease of $13.0 million, or 24%, compared to year-ago period (See Credit Quality discussion). Given the low level of the provision for credit losses and the uneven nature of commercial charge-offs and recoveries, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income

The following table reflects noninterest income for each of the past five quarters:

Table 7—Noninterest Income

	2015		2014			2Q15 vs 2Q14		2Q15 vs 1Q15
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$70,118	$62,220	$67,408	$69,118	$72,633	$(2,515)	(3)%	$7,898	13%
Trust services	26,550	29,039	28,781	28,045	29,581	(3,031)	(10)	(2,489)	(9)
Electronic banking	30,259	27,398	27,993	27,275	26,491	3,768	14	2,861	10
Mortgage banking income	38,518	22,961	14,030	25,051	22,717	15,801	70	15,557	68
Brokerage income	15,184	15,500	16,050	17,155	17,905	(2,721)	(15)	(316)	(2)
Insurance income	17,637	15,895	16,252	16,729	15,996	1,641	10	1,742	11
Bank owned life insurance income	13,215	13,025	14,988	14,888	13,865	(650)	(5)	190	1
Capital markets fees	13,192	13,905	13,791	10,246	10,500	2,692	26	(713)	(5)
Gain on sale of loans	12,453	4,589	5,408	8,199	3,914	8,539	218	7,864	171
Securities gains (losses)	82	—	(104)	198	490	(408)	(83)	82	100
Other income	44,565	27,091	28,681	30,445	35,975	8,590	24	17,474	65

Total noninterest income	$281,773	$231,623	$233,278	$247,349	$250,067	$31,706	13%	$50,150	22%

2015 Second Quarter versus 2014 Second Quarter

Noninterest income increased $31.7 million, or 13%, from the year-ago quarter. HTF contributed $12.3 million of noninterest income during the 2015 second quarter. The year-over-year increase primarily reflected:

•

$15.8 million, or 70%, increase in mortgage banking income, including an 84% increase in origination and secondary marketing revenues, reflecting higher gain on sale margin and a $6.7 million net benefit from MSR hedging activities.

•	$8.6 million, or 24%, increase in other income, primarily reflecting equipment operating lease income related to HTF.

•	$8.5 million, or 218%, increase in gain on sale of loans, including the $5.3 million gain from the automobile loan securitization.

•	$3.8 million, or 14%, increase in electronic banking, due to higher card related income and underlying customer growth.

•	$2.7 million, or 26%, increase in capital market fees, primarily related to customer foreign exchange and commodities derivatives products.

Partially offset by:

•

$3.0 million, or 10%, decrease in trust services, primarily related to our fiduciary trust business moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds following the 2014 second quarter transition of the fixed income Huntington Funds to a third party.

•	$2.7 million, or 15%, decrease in brokerage income, primarily reflecting a shift from upfront commission income to trail options and an increase in the sale of new open architecture advisory products.

•

$2.5 million, or 3%, decrease in service charges on deposit accounts as growth in commercial deposit service charges coupled with a 7% increase in consumer checking households partially offset the decline from the late July 2014 implementation of changes in consumer products.

2015 Second Quarter versus 2015 First Quarter

Noninterest income increased $50.1 million, or 22%, from the 2015 first quarter, primarily reflecting:

•	Other income increased $17.5 million, or 65%, including $12.3 million related to HTF.

•

Mortgage banking income increased $15.6 million, or 68%, primarily driven by a $10.5 million increase in net MSR hedging activities as well as a $6.3 million, or 32%, increase in origination and secondary marketing income.

•	Service charges on deposit accounts increased $7.9 million, or 13%, as the quarter benefitted from continued growth in consumer households and business relationships, as well as seasonality.

•	Gain on sale of loans increased $7.9 million, or 171%, primarily reflecting a $5.3 million automobile loan securitization gain.

Table 8—Noninterest Income—2015 First Six Months vs. 2014 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Amount	Percent
Service charges on deposit accounts	$132,338	$137,215	$(4,877)	(4)%
Trust services	55,589	59,146	(3,557)	(6)
Electronic banking	57,657	50,133	7,524	15
Mortgage banking income	61,479	45,806	15,673	34
Brokerage income	30,684	35,072	(4,388)	(13)
Insurance income	33,532	32,492	1,040	3
Bank owned life insurance income	26,240	27,172	(932)	(3)
Capital markets fees	27,097	19,694	7,403	38
Gain on sale of loans	17,042	7,484	9,558	128
Securities gains (losses)	82	17,460	(17,378)	(100)
Other income	71,656	66,878	4,778	7

Total noninterest income	$513,396	$498,552	$14,844	3%

The $14.8 million, or 3%, increase in total noninterest income reflected:

•	$15.7 million, or 34%, increase in mortgage banking income. This primarily reflected a $17.6 million, or 61%, increase in origination and secondary marketing income as originations increased 49%.

•	$9.6 million, or 128%, increase in gain on sale of loans, including the $5.3 million automobile loan securitization gain.

•	$7.5 million, or 15%, increase in electronic banking income, due to higher card related income and underlying customer growth.

•	$7.4 million, or 38%, increase in capital market fees, primarily related to an increase in foreign exchange fees, underwriting fees, commodities revenue, and derivative trading income.

•	$4.8 million, or 7%, increase in other income, primarily reflecting equipment operating lease income related to HTF.

Partially offset by:

•	$17.4 million, or 100%, decrease in securities gains.

•

$4.9 million, or 4%, decrease in service charges on deposit accounts, as growth in commercial deposit service charges coupled with an increase in consumer households partially offset the decline from the late July 2014 implementation of changes in consumer products.

•	$4.4 million, or 13%, decrease in brokerage income, primarily reflecting a shift from upfront commission income to trail options and an increase in the sale of new open architecture advisory products.

•

$3.6 million, or 6%, decrease in trust services, primarily related to our fiduciary trust businesses moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds following the 2014 second quarter transition of the fixed income Huntington Funds to a third party.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1 and 2.)

The following table reflects noninterest expense for each of the past five quarters:

Table 9—Noninterest Expense

	2015		2014			2Q15 vs 2Q14		2Q15 vs 1Q15
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Personnel costs	$282,135	$264,916	$263,289	$275,409	$260,600	$21,535	8%	$17,219	6%
Outside data processing and other services	58,508	50,535	53,685	53,073	54,338	4,170	8	7,973	16
Net occupancy	28,861	31,020	31,565	34,405	28,673	188	1	(2,159)	(7)
Equipment	31,694	30,249	31,981	30,183	28,749	2,945	10	1,445	5
Professional services	12,593	12,727	15,665	13,763	17,896	(5,303)	(30)	(134)	(1)
Marketing	15,024	12,975	12,466	12,576	14,832	192	1	2,049	16
Deposit and other insurance expense	11,787	10,167	13,099	11,628	10,599	1,188	11	1,620	16
Amortization of intangibles	9,960	10,206	10,653	9,813	9,520	440	5	(246)	(2)
Other expense	41,215	36,062	50,868	39,468	33,429	7,786	23	5,153	14

Total noninterest expense	$491,777	$458,857	$483,271	$480,318	$458,636	$33,141	7%	$32,920	7%

Number of employees (average full-time equivalent)	12,274	11,914	11,875	11,946	12,000	274	2	360	3

Impacts of Significant Items:

	2015		2014
(dollar amounts in thousands)	Second (1)	First (1)	Second
Personnel costs	$319	$1	$—
Outside data processing and other services	755	51	618
Net occupancy	—	—	59
Equipment	—	—	1
Professional services	374	3,286	50
Marketing	27	1	30
Other expense	26	12	17

Total noninterest expense adjustments	$1,501	$3,351	$775

(1)	The 2015 first and second quarter included $3.4 million and $1.5 million, respectively, of merger-related expense that was not a Significant Item for the first six-month period of 2015, but merger-related expense is expected to be a Significant Item for the 2015 full year.

Adjusted Noninterest Expense (Non-GAAP):

	2015		2014	2Q15 vs 2Q14		2Q15 vs 1Q15
(dollar amounts in thousands)	Second	First	Second	Amount	Percent	Amount	Percent
Personnel costs	$281,816	$264,915	$260,600	$21,216	8%	$16,901	6%
Outside data processing and other services	57,753	50,484	53,720	4,033	8	7,269	14
Net occupancy	28,861	31,020	28,614	247	1	(2,159)	(7)
Equipment	31,694	30,249	28,748	2,946	10	1,445	5
Professional services	12,219	9,441	17,846	(5,627)	(32)	2,778	29
Marketing	14,997	12,974	14,802	195	1	2,023	16
Deposit and other insurance expense	11,787	10,167	10,599	1,188	11	1,620	16
Amortization of intangibles	9,960	10,206	9,520	440	5	(246)	(2)
Other expense	41,189	36,050	33,412	7,777	23	5,139	14

Total adjusted noninterest expense	$490,276	$455,506	$457,861	$32,415	7%	$34,770	8%

2015 Second Quarter versus 2014 Second Quarter

Reported noninterest expense increased $33.1 million, or 7%, from the year-ago quarter. HTF contributed $15.7 million of noninterest expense during the 2015 second quarter. Changes in reported noninterest expense primarily reflect:

•

$21.5 million, or 8%, increase in personnel costs, related to a $17.9 million increase in salaries, reflecting the May implementation of annual merit increases and a 2% increase in the number of average full-time equivalent employees, and a $3.6 million increase in benefits expense. HTF accounted for $7.1 million of incremental personnel expense and 167 of the average full-time equivalent employees.

•	$7.8 million, or 23%, increase in other expense, primarily reflecting $6.8 million of equipment operating lease expense from HTF.

•	$4.2 million, or 8%, increase in outside data processing and other services expense, primarily related to technology investments.

Partially offset by

•	$5.3 million, or 30%, decrease in professional services expense, as the year-ago quarter included $5.0 million of one-time consulting expense related to strategic planning.

2015 Second Quarter versus 2015 First Quarter

Reported noninterest expense increased $32.9 million, or 7%, from the 2015 first quarter. On a reported basis, personnel costs increased $17.2 million, or 6%, as a result of annual merit increases implemented in May and a 3% increase in the number of average full-time equivalent employees as well as the incremental $7.1 million of personnel expense related to HTF. Outside data processing and other services expense increased $8.0 million, or 16%, primarily related to ongoing technology investments. Other expense increased $5.2 million, or 14%, from the prior quarter, primarily reflecting equipment operating lease expense related to HTF.

Table 10—Noninterest Expense—2015 First Six Months vs. 2014 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Amount	Percent
Personnel costs	$547,051	$510,077	$36,974	7%
Outside data processing and other services	109,043	105,828	3,215	3
Net occupancy	59,881	62,106	(2,225)	(4)
Equipment	61,943	57,499	4,444	8
Professional services	25,320	30,127	(4,807)	(16)
Marketing	27,999	25,518	2,481	10
Deposit and other insurance expense	21,954	24,317	(2,363)	(10)
Amortization of intangibles	20,166	18,811	1,355	7
Other expense	77,277	84,474	(7,197)	(9)

Total noninterest expense	$950,634	$918,757	$31,877	3%

Impacts of Significant Items:

	Six Months Ended June 30,
(dollar amounts in thousands)	2015 (1)	2014
Personnel costs	$320	$2,341
Outside data processing and other services	806	4,909
Net occupancy	—	1,801
Equipment	—	135
Professional services	3,660	2,222
Marketing	28	560
Other expense	38	10,410

Total noninterest expense adjustments	$4,852	$22,378

(1)	The first six-month period of 2015 included $4.9 million of merger-related expense that was not a Significant Item, but merger-related expense is expected to be a Significant Item for the 2015 full year.

Adjusted Noninterest Expense (Non-GAAP):

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2015	2014	Amount	Percent
Personnel costs	$546,731	$507,736	$38,995	8%
Outside data processing and other services	108,237	100,919	7,318	7
Net occupancy	59,881	60,305	(424)	(1)
Equipment	61,943	57,364	4,579	8
Professional services	21,660	27,905	(6,245)	(22)
Marketing	27,971	24,958	3,013	12
Deposit and other insurance expense	21,954	24,317	(2,363)	(10)
Amortization of intangibles	20,166	18,811	1,355	7
Other expense	77,239	74,064	3,175	4

Total noninterest expense adjustments	$945,782	$896,379	$49,403	6%

Reported noninterest expense increased $31.9 million, or 3%. Excluding the impact of Significant Items, noninterest expense increased $49.4 million, or 6%. Changes in reported noninterest expense primarily reflect:

•

$37.0 million, or 7%, increase in personnel costs. Excluding the impact of significant items, personnel costs increased $39.0 million, or 8%, primarily related to a $25.9 million increase in salaries reflecting the May implementation of annual merit increases and a 1% increase in the number of average full-time equivalent employees, and a $6.6 million increase in benefits expense. HTF accounted for $7.1 million of incremental personnel expense.

•

$4.4 million, or 8%, increase in equipment. Excluding the impact of significant items, equipment increased $4.6 million, or 8%, primarily reflecting an increase in depreciation related to technology investments.

•

$3.2 million, or 3%, increase in outside data processing and other services. Excluding the impact of significant items, outside data processing and other services increased $7.3 million, or 7%, primarily related to technology investments.

Partially offset by

•	$7.2 million, or 9%, decrease in other expense. Excluding the impact of significant items, other expense increased $3.2 million, or 4%, primarily related to equipment operating lease expense from HTF.

•

$4.8 million, or 16%, decrease in professional services. Excluding the impact of significant items, professional services decreased $6.2 million, or 22%, as the year-ago period included $6.5 million of one-time consulting expense related to strategic planning.

Provision for Income Taxes

The provision for income taxes in the 2015 second quarter was $64.1 million. This compared with a provision for income taxes of $57.5 million in the 2014 second quarter and $54.0 million in the 2015 first quarter. The provision for income taxes for the six month periods ended June 30, 2015 and June 30, 2014 was $118.1 million and $109.6 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, release of capital loss carryforward valuation allowance, general business credits, and investments in qualified affordable housing projects. At June 30, 2015 there is no capital loss carryforward valuation allowance remaining. The net federal deferred tax asset was $30.6 million and the net state deferred tax asset was $42.8 million at June 30, 2015.

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

Loan and Lease Credit Exposure Mix

At June 30, 2015, loans and leases totaled $48.8 billion, an increase of $1.1 billion from December 31, 2014. There was continued growth in the C&I portfolio, primarily as a result of an increase in equipment leases of $0.8 billion related to the acquisition of HTF. In addition, residential mortgage increased by $0.2 billion as a result of strong originations. The CRE portfolio remained relatively consistent, as a result of continued runoff offset by new production within the requirements associated with achieving an acceptable return, our internal concentration limits and increased competition for projects sponsored by high quality developers.

At June 30, 2015, commercial loans and leases totaled $25.2 billion and represented 52% of our total loan and lease credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion).

C&I—C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, Healthcare, Food & Agribusiness, Energy, etc.) and/or lending disciplines (Equipment Finance, ABL, etc.), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value added expertise to these specialty clients.

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

Total consumer loans and leases were $23.5 billion at June 30, 2015, and represented 48% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion). The increase from December 31, 2014, primarily relates to growth in residential mortgage and other consumer, partially offset by a slight decrease in the automobile portfolio relating to the $0.8 billion securitization and sale of automobile loans late in the 2015 second quarter.

Automobile—Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 21% of the total exposure, with no individual state representing more than 6%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.

Home equity—Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit may convert to a 20-year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations. The underwriting for the floating rate lines of credit also incorporate a stress analysis for a rising interest rate.

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

Other consumer—Other consumer loans primarily consists of consumer loans not secured by real estate, including personal unsecured loans, overdraft balances, and credit cards.

The table below provides the composition of our total loan and lease portfolio:

Table 11—Loan and Lease Portfolio Composition

	2015				2014
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial:
Commercial and industrial	$20,003	41%	$20,109	42%	$19,033	40%	$18,791	40%	$18,899	41%
Commercial real estate:
Construction	1,021	2	910	2	875	2	850	2	757	2
Commercial	4,192	9	4,157	9	4,322	9	4,141	9	4,233	9

Total commercial real estate	5,213	11	5,067	11	5,197	11	4,991	11	4,990	11

Total commercial	25,216	52	25,176	53	24,230	51	23,782	51	23,889	52

Consumer:
Automobile	8,549	18	7,803	16	8,690	18	8,322	18	7,686	17
Home equity	8,526	17	8,492	18	8,491	17	8,436	18	8,405	18
Residential mortgage	5,987	12	5,795	12	5,831	12	5,788	12	5,707	12
Other consumer	474	1	430	1	414	2	395	1	393	1

Total consumer	23,536	48	22,520	47	23,426	49	22,941	49	22,191	48

Total loans and leases	$48,752	100%	$47,696	100%	$47,656	100%	$46,723	100%	$46,080	100%

Our loan portfolio is diversified by consumer and commercial credit. At the corporate level, we manage the credit exposure in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Currently there are no identified concentrations that exceed the established limit. Our concentration management process is approved by the Risk Oversight Committee and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, with specific information relating to the potential impact on the overall portfolio composition and performance metrics.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition from the prior quarter are consistent with the portfolio growth metrics, with increases noted in the real estate—consumer and vehicle categories.

Table 12—Loan and Lease Portfolio by Collateral Type

	2015					2014
(dollar amounts in millions)	June 30,		March 31,			December 31,		September 30,		June 30,
Secured loans:
Real estate—commercial	$8,479	17%	$8,463		18%	$8,631	18%	$8,628	18%	$8,617	19%
Real estate—consumer	14,513	30	14,287		30	14,322	30	14,224	30	14,113	31
Vehicles	10,527	22	9,938	(1)	21	10,932	23	10,268	22	9,782	21
Receivables/Inventory	6,064	12	6,090		13	5,968	13	6,023	13	5,932	13
Machinery/Equipment	4,779	10	4,708	(2)	10	3,863	8	3,305	7	3,267	7
Securities/Deposits	1,095	2	956		2	964	2	1,232	3	1,349	3
Other	1,076	2	1,167		2	919	2	918	2	940	2

Total secured loans and leases	46,533	95	45,609		96	45,599	96	44,598	95	44,000	96
Unsecured loans and leases	2,219	5	2,087		4	2,057	4	2,125	5	2,080	4

Total loans and leases	$48,752	100%	$47,696		100%	$47,656	100%	$46,723	100%	$46,080	100%

(1)	Reflects the transfer of approximately $1.0 billion in automobile loans to loans held-for-sale.
(2)	Reflects the addition of approximately $0.8 billion in equipment leases related to the acquisition of HTF.

Commercial Credit

Refer to the “Commercial Credit” section of our 2014 Form 10-K for our commercial credit underwriting and on-going credit management processes.

C&I PORTFOLIO

The C&I portfolio continues to have solid origination activity as evidenced by the growth over the past 12 months. The credit quality of the portfolio remains strong as we maintain a focus on high quality originations. Problem loans had trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. However, over the past year, C&I problem loans have begun to increase as the portfolio has increased in size. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.

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

Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements and to ensure appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. Appraisals are obtained from approved vendors and are reviewed by an internal appraisal review group comprised of certified appraisers to ensure the quality of the valuation used in the underwriting process. We continue to perform on-going portfolio level reviews within the CRE portfolio. These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. This highly individualized process requires working closely with all of our borrowers, as well as an in-depth knowledge of CRE project lending and the market environment.

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

Table 13—Selected Home Equity and Residential Mortgage Portfolio Data

(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14
Ending balance	$5,205	$5,129	$3,321	$3,362	$5,987	$5,831
Portfolio weighted average LTV ratio(1)	72%	71%	81%	81%	75%	74%
Portfolio weighted average FICO score(2)	760	759	755	752	751	752

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Originations	$840	$726	$438	$396	$771	$585
Origination weighted average LTV ratio(1)	74%	73%	84%	82%	84%	84%
Origination weighted average FICO score(2)	779	764	768	763	755	755

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in maturity risk. Our maturity risk can be segregated into two distinct segments: (1) home equity lines-of-credit underwritten with a balloon payment at maturity and (2) home equity lines-of-credit with an automatic conversion to a 20-year amortizing loan. We manage this risk based on both the actual maturity date of the line-of-credit structure and at the end of the 10-year draw period. This maturity risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to maturity. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment. Our existing home equity line-of-credit (HELOC) maturity strategy is consistent with recent regulatory guidance.

The table below summarizes our home equity line-of-credit portfolio by maturity date based on the balloon structure described above:

Table 14—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	June 30, 2015
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$10	$2	$2	$1	$3,047	$3,062
Secured by junior-lien	144	111	50	15	2,646	2,966

Total home equity line-of-credit	$154	$113	$52	$16	$5,693	$6,028

	December 31, 2014
Total home equity line-of-credit	$229	$123	$105	$19	$5,391	$5,867

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

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the six-month period ended June 30, 2015, we closed $119.2 million in HARP residential mortgages and $2.4 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.

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

Credit quality performance in the 2015 second quarter reflected continued strong performance in the total net charge-offs and overall consumer performance metrics. This was partially offset by some of the commercial performance metrics. While NPA’s decreased 1% from the prior quarter to $396 million, net charge-offs increased by $0.9 million or 4% from the prior quarter, as a result of an increase in the CRE segment and criticized loans increased in the C&I segment. As a result of the overall continued credit quality improvement, the ACL to total loans ratio declined slightly by 4 basis points to 1.34%.

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

Of the $193.6 million of CRE and C&I-related NALs at June 30, 2015, $119.9 million, or 62%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.

When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 15—Nonaccrual Loans and Leases and Nonperforming Assets

	2015		2014
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Nonaccrual loans and leases:
Commercial and industrial	$149,713	$133,363	$71,974	$90,265	$75,274
Commercial real estate	43,888	49,263	48,523	59,812	65,398
Automobile	4,190	4,448	4,623	4,834	4,384
Residential mortgage	91,198	98,093	96,564	98,139	110,635
Home equity	75,350	79,246	78,560	72,715	69,266

Total nonaccrual loans and leases	364,339	364,413	300,244	325,765	324,957
Other real estate owned, net
Residential	25,660	30,544	29,291	30,661	31,761
Commercial	3,572	3,407	5,748	5,609	2,934

Total other real estate owned, net	29,232	33,951	35,039	36,270	34,695
Other nonperforming assets(1)	2,440	2,440	2,440	2,440	2,440

Total nonperforming assets	$396,011	$400,804	$337,723	$364,475	$362,092

Nonaccrual loans as a % of total loans and leases	0.75%	0.76%	0.63%	0.70%	0.71%
Nonperforming assets ratio(2)	0.81	0.84	0.71	0.78	0.79
(NPA+90days)/(Loan+OREO)(3)	1.03	1.08	0.98	1.08	1.08

(1)	Other nonperforming assets includes certain impaired investment securities.
(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate owned.
(3)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate owned.

2015 Second Quarter versus 2015 First Quarter

Total NPAs decreased by $4.8 million, or 1% compared with March 31, 2015.

•	$6.9 million, or 7%, decrease in residential mortgage NALs, reflecting improved delinquency trends.

•	$5.4 million, or 11%, decrease in CRE NALs, reflecting improved delinquency trends and successful workout strategies implemented by our commercial loan workout group.

•	$3.9 million, or 5%, decrease in home equity NALs, reflecting improved delinquency trends.

•	$4.7 million, or 14%, decrease in OREO, specifically associated with the sale of residential properties.

Primarily offset by:

•

$16.4 million, or 12%, increase in C&I NALs, primarily reflecting the addition of two C&I relationships to nonaccrual status. Given the absolute low level of problem credits in the portfolio, some volatility should be expected.

2015 Second Quarter versus 2014 Fourth Quarter.

The $58.3 million, or 17%, increase in NPAs compared with December 31, 2014, represents the net impact of increases in the commercial portfolio:

•	$77.7 million increase in C&I NALs, primarily reflecting the addition of several high dollar C&I relationships to nonaccrual status.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 16—Accruing and Nonaccruing Troubled Debt Restructured Loans

	2015		2014
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Troubled debt restructured loans—accruing:
Commercial and industrial	$233,346	$162,207	$116,331	$89,783	$90,604
Commercial real estate	158,056	161,515	177,156	186,542	212,736
Automobile	24,774	25,876	26,060	31,480	31,833
Home equity	279,864	265,207	252,084	229,500	221,539
Residential mortgage	266,986	268,441	265,084	271,762	289,239
Other consumer	4,722	4,879	4,018	3,313	3,496

Total troubled debt restructured loans—accruing	967,748	888,125	840,733	812,380	849,447
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	46,303	21,246	20,580	19,110	6,677
Commercial real estate	19,490	28,676	24,964	28,618	24,396
Automobile	4,030	4,283	4,552	4,817	4,287
Home equity	26,568	26,379	27,224	25,149	22,264
Residential mortgage	65,415	69,799	69,305	72,729	81,546
Other consumer	160	165	70	74	120

Total troubled debt restructured loans—nonaccruing	161,966	150,548	146,695	150,497	139,290

Total troubled debt restructured loans	$1,129,714	$1,038,673	$987,428	$962,877	$988,737

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

TDRs in the home equity and residential mortgage portfolio may continue to increase in the near term as we continue to appropriately manage the portfolio and work with our borrowers. Any granted change in terms or conditions that are not readily available in the market for that borrower requires the designation as a TDR. There are no provisions for the removal of the TDR designation based on payment activity for consumer loans. A loan may be returned to accrual status when all contractually due interest and principal has been paid and the borrower demonstrates the financial capacity to continue to pay as agreed, with the risk of loss diminished.

The following table reflects TDR activity for each of the past five quarters:

Table 17—Troubled Debt Restructured Loan Activity

	2015		2014
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
TDRs, beginning of period	$1,038,673	$987,428	$962,877	$988,737	$975,602
New TDRs	259,911	209,376	137,397	126,238	184,025
Payments	(64,468)	(35,272)	(51,908)	(78,717)	(66,530)
Charge-offs	(12,307)	(8,364)	(8,611)	(10,631)	(5,134)
Sales	(4,508)	(5,148)	(3,303)	(1,951)	(4,001)
Transfer to OREO	(3,383)	(2,369)	(2,978)	(3,554)	(3,539)
Restructured TDRs—accruing(1)	(61,570)	(85,700)	(26,350)	(47,277)	(83,586)
Restructured TDRs—nonaccruing(1)	(20,456)	(20,849)	(16,309)	(2,212)	(4,146)
Other	(2,178)	(429)	(3,387)	(7,756)	(3,954)

TDRs, end of period	$1,129,714	$1,038,673	$987,428	$962,877	$988,737

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.

During the 2015 first quarter, we reviewed our existing commercial and consumer credit models and enhanced certain processes and methods of ACL estimation. During this review, we analyzed the loss emergence periods used for consumer receivables collectively evaluated for impairment and, as a result, extended our loss emergence periods for products within these portfolios. As part of these enhancements to our credit reserve process, we evaluated the methods used to separately estimate economic risks inherent in our portfolios and decided to no longer utilize these separate estimation techniques. Economic risks are now incorporated in our loss estimates elsewhere in our reserve calculation. The enhancements made to our credit reserve processes during the 2015 first quarter allow for increased segmentation and analysis of the estimated incurred losses within our loan portfolios. The net ACL impact of these enhancements was immaterial.

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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 18—Allocation of Allowance for Credit Losses (1)

	2015				2014
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial
Commercial and industrial	$285,041	41%	$284,573	42%	$286,995	40%	$291,401	40%	$278,512	41%
Commercial real estate	92,060	11	100,752	11	102,839	11	115,472	11	137,346	11

Total commercial	377,101	52	385,325	53	389,834	51	406,873	51	415,858	52

Consumer
Automobile	39,102	18	37,125	16	33,466	18	30,732	18	27,158	17
Home equity	111,178	17	110,280	18	96,413	18	100,375	18	105,943	18
Residential mortgage	51,679	12	55,380	12	47,211	12	52,658	12	47,191	12
Other consumer	20,482	1	17,016	1	38,272	1	40,398	1	38,951	1

Total consumer	222,441	48	219,801	47	215,362	49	224,163	49	219,243	48

Total allowance for loan and lease losses	599,542	100%	605,126	100%	605,196	100%	631,036	100%	635,101	100%

Allowance for unfunded loan commitments	55,371		54,742		60,806		55,449		56,927

Total allowance for credit losses	$654,913		$659,868		$666,002		$686,485		$692,028

Total allowance for loan and leases losses as % of:
Total loans and leases		1.23%		1.27%		1.27%		1.35%		1.38%
Nonaccrual loans and leases		165		166		202		194		195
Nonperforming assets		151		151		179		173		175
Total allowance for credit losses as % of:
Total loans and leases		1.34%		1.38%		1.40%		1.47%		1.50%
Nonaccrual loans and leases		180		181		222		211		213
Nonperforming assets		165		165		197		188		191

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

2015 Second Quarter versus 2014 Fourth Quarter

The $11.1 million, or 2%, decline in the ACL compared with December 31, 2014, was driven by:

•

$17.8 million or 46% decline in the ACL of the other consumer portfolio. The decline was driven by our assessment of consumer overdraft reserve factors and the impact of no longer utilizing separate methods to estimate economic risks inherent in our portfolios.

•

$10.8 million or 10% decline in the ACL of the CRE portfolio. The decline was driven by a reduction in reserves associated with SAD resolutions during the period and the decision to no longer utilize separate methods to estimate economic risks inherent in our portfolio. However, the impact was largely offset by the increases to our reserve factors for high dollar exposure CRE credits.

•

$2.0 million or 1% decline in the ACL of the C&I portfolios. The decline was driven by the decision to no longer utilize separate methods to estimate economic risks inherent in our portfolio. However, the impact was largely offset by the increases to our reserve factors for high dollar exposure C&I credits.

Partially offset by:

•

$14.8 million or 15% increase in the ACL of the home equity portfolio. The increase was driven by the extension of loss emergence periods associated with our home equity products. It was partially offset by the impact of no longer utilizing separate methods to estimate economic risks inherent in our portfolio.

•

$5.6 million, or 17% increase in the ACL of the automobile portfolio. The increase was driven by the extension of loss emergence periods associated with the automobile products. It was partially offset by the impact of no longer utilizing separate methods to estimate economic risks inherent in our portfolio.

The ACL to total loans ratio declined to 1.34% at June 30, 2015, compared to 1.40% at December 31, 2014. Management believes the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, the continued focus on early identification of loans with changes in credit metrics and proactive action plans for these loans, originating high quality new loans, and SAD resolutions will contribute to maintaining our strong key credit quality metrics.

Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency where that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs at the time of discharge.

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

The following table reflects NCO detail for each of the last five quarters:

Table 19—Quarterly Net Charge-off Analysis

	2015		2014
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$4,411	$11,403	$333	$12,587	$10,597
Commercial real estate:
Construction	164	(383)	(1,747)	2,171	(171)
Commercial	5,361	(3,629)	1,565	(8,178)	(2,020)

Commercial real estate	5,525	(4,012)	(182)	(6,007)	(2,191)

Total commercial	9,936	7,391	151	6,580	8,406

Consumer:
Automobile	3,442	4,248	6,024	3,976	2,926
Home equity	4,650	4,625	6,321	6,448	8,491
Residential mortgage	2,142	2,816	3,059	5,428	3,406
Other consumer	5,205	5,352	7,420	7,591	5,414

Total consumer	15,439	17,041	22,824	23,443	20,237

Total net charge-offs	$25,375	$24,432	$22,975	$30,023	$28,643

Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.09%	0.24%	0.01%	0.27%	0.23%
Commercial real estate:
Construction	0.07	(0.17)	(0.85)	1.12	(0.10)
Commercial	0.51	(0.34)	0.15	(0.78)	(0.19)

Commercial real estate	0.43	(0.31)	(0.01)	(0.48)	(0.17)

Total commercial	0.16	0.12	—	0.11	0.14

Consumer:
Automobile	0.17	0.19	0.28	0.20	0.16
Home equity	0.22	0.22	0.30	0.31	0.41
Residential mortgage	0.15	0.19	0.21	0.38	0.24
Other consumer	4.61	5.03	7.20	7.61	5.66

Total consumer	0.27	0.29	0.39	0.42	0.37

Net charge-offs as a % of average loans	0.21%	0.20%	0.20%	0.26%	0.25%

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

2015 Second Quarter versus 2015 First Quarter

NCOs were an annualized 0.21% of average loans and leases in the current quarter, essentially flat with 0.20% in the 2015 first quarter, and still below our long-term expectation of 0.35% - 0.55%. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO detail for the six-month periods ended June 30, 2015 and 2014:

Table 20—Year to Date Net Charge-off Analysis

	Six Months Ended June 30,
(dollar amounts in thousands)	2015	2014
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$15,814	$19,203
Commercial real estate:
Construction	(219)	747
Commercial	1,732	(3,925)

Commercial real estate	1,513	(3,178)

Total commercial	17,327	16,025

Consumer:
Automobile	7,690	7,568
Home equity	9,275	24,178
Residential mortgage	4,958	11,265
Other consumer	10,557	12,593

Total consumer	32,480	55,604

Total net charge-offs	$49,807	$71,629

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.16%	0.21%
Commercial real estate:
Construction	(0.05)	0.23
Commercial	0.08	(0.18)

Commercial real estate	0.06	(0.13)

Total commercial	0.14	0.14

Consumer:
Automobile	0.18	0.21
Home equity	0.22	0.58
Residential mortgage	0.17	0.41
Other consumer	4.81	6.55

Total consumer	0.28	0.52

Net charge-offs as a % of average loans	0.21%	0.32%

2015 First Six Months versus 2014 First Six Months

NCOs decreased $21.8 million in the first six-month period of 2015 to $49.8 million, primarily as a result of continued credit quality improvement in the home equity and residential mortgage portfolios.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

OVERVIEW

Huntington actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The interest rate risk process is designed to compare income simulations in market scenarios designed to alter the direction, magnitude, and speed of interest rate changes, as well as the slope of the yield curve. These scenarios are designed to illustrate the embedded optionality in the balance sheet from, among other things, faster or slower mortgage, and mortgage backed securities prepayments, and changes in funding mix.

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is calculated and reported to the ALCO monthly and ROC at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

Huntington uses two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity at Risk (EVE). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one-year time horizon. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

Table 21—Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

June 30, 2015	-0.2%	0.6%	0.5%

December 31, 2014	-0.2%	0.5%	0.2%

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

Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at June 30, 2015, shows that Huntington’s earnings are not particularly sensitive to these types of changes in interest rates over the next year. In the recent period, the amount of variable rate assets, primarily commercial loans, increased resulting in an increase in asset sensitivity. This increase is somewhat offset by our portfolio of mortgage-related loans and securities, whose expected maturities lengthen as rates rise.

As of June 30, 2015, Huntington had $9.3 billion of notional value in receive fixed-generic asset conversion swaps used for asset and liability management purposes. These derivative instruments mature from 2015 through 2018, for $1.0 billion, $3.6 billion, $4.6 billion, and $0.1 billion, in each year, respectively.

Table 22—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

June 30, 2015	-0.4%	-0.3%	-2.0%

December 31, 2014	-0.6%	0.4%	-1.5%

The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at June 30, 2015 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. When interest rates rise, fixed rate liabilities generally increase economic value; the longer the duration, the greater the value gained. The opposite is true when interest rates fall. The EVE at risk reported as of June 30, 2015 for the +200 basis points scenario shows a change to a more liability sensitive position compared with December 31, 2014. The primary factor contributing to this change was the addition of longer duration HQLA in preparation for LCR compliance, principally driven by GNMA securities.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At June 30, 2015, we had a total of $163.8 million of capitalized MSRs representing the right to service $15.7 billion in mortgage loans. Of this $163.8 million, $20.7 million was recorded using the fair value method and $143.1 million was recorded using the amortization method.

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

Price Risk

Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiary, foreign exchange positions, equity investments, investments in securities backed by mortgage loans, and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held by the insurance subsidiaries.

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

Table 23—Expected Life of Investment Securities

	June 30, 2015
	Available-for-Sale & Other		Held-to-Maturity
	Securities		Securities
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$458,037	$446,814	$—	$—
1 - 5 years	3,273,081	3,322,638	638,225	638,300
6 - 10 years	5,133,966	5,153,706	2,477,544	2,484,483
Over 10 years	993,220	986,062	188,391	186,696
Other securities	344,880	345,651	—	—

Total	$10,203,184	$10,254,871	$3,304,160	$3,309,479

Bank Liquidity and Sources of Funding

Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2015, these core deposits funded 73% of total assets (103% of total loans). At June 30, 2015 and December 31, 2014, total core deposits represented 94% of total deposits. Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations.

Demand deposit overdrafts that have been reclassified as loan balances were $18.8 million and $18.7 million at June 30, 2015 and December 31, 2014, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 24—Deposit Composition

	2015				2014
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
By Type:
Demand deposits—noninterest-bearing	$17,011	32%	$15,960	30%	$15,393	30%	$14,754	29%	$14,151	29%
Demand deposits—interest-bearing	6,627	12	6,537	13	6,248	12	6,052	12	5,921	12
Money market deposits	18,580	35	18,933	36	18,986	37	18,174	36	17,563	36
Savings and other domestic deposits	5,240	10	5,288	10	5,048	10	5,038	10	5,036	10
Core certificates of deposit	2,580	5	2,709	5	2,936	5	3,150	6	3,272	7

Total core deposits:	50,038	94	49,427	94	48,611	94	47,168	93	45,943	94
Other domestic deposits of $250,000 or more	178	—	189	—	198	—	202	1	241	—
Brokered deposits and negotiable CDs	2,705	5	2,682	5	2,522	5	2,357	5	2,198	5
Deposits in foreign offices	552	1	535	1	401	1	402	1	367	1

Total deposits	$53,473	100%	$52,833	100%	$51,732	100%	$50,129	100%	$48,749	100%

Total core deposits:
Commercial	$24,103	48%	$23,061	47%	$22,725	47%	$21,753	46%	$20,629	45%
Consumer	25,935	52	26,366	53	25,886	53	25,415	54	25,314	55

Total core deposits	$50,038	100%	$49,427	100%	$48,611	100%	$47,168	100%	$45,943	100%

Table 25—Federal Funds Purchased and Repurchase Agreements

	2015		2014
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,101	$1,112	$1,058	$1,491	$1,223
Federal Home Loan Bank advances	375	875	1,325	1,650	2,375
Other short-term borrowings	35	20	14	40	29

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.05%	0.06%	0.08%	0.05%	0.05%
Federal Home Loan Bank advances	0.15	0.15	0.15	0.22	0.15
Other short-term borrowings	0.17	0.15	1.11	1.06	1.41

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,101	$1,120	$1,176	$1,491	$1,223
Federal Home Loan Bank advances	1,850	1,450	1,325	1,975	2,375
Other short-term borrowings	35	43	26	40	29

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$898	$1,057	$1,089	$1,072	$910
Federal Home Loan Bank advances	1,236	796	1,569	2,101	1,848
Other short-term borrowings	19	29	25	20	29

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.07%	0.07%	0.08%	0.07%	0.06%
Federal Home Loan Bank advances	0.16	0.15	0.17	0.29	0.09
Other short-term borrowings	1.94	0.75	1.37	2.22	1.64

The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $17.2 billion and $18.0 billion at June 30, 2015 and December 31, 2014, respectively.

For further information related to debt issuances please see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

At June 30, 2015, total wholesale funding was $10.8 billion, an increase from $9.9 billion at December 31, 2014. The increase from prior year-end primarily relates to an increase in other long-term debt, partially offset by a decrease in FHLB advances and short-term borrowings.

Liquidity Coverage Ratio

On October 24, 2013, the U.S. banking regulators jointly issued a proposal that would implement a quantitative liquidity requirement consistent with the Liquidity Coverage Ratio (LCR) standard established by the Basel Committee on Banking Supervision. The LCR is designed to promote the short-term resilience of the liquidity risk profile of banks to which it applies.

On September 3, 2014, the U.S. banking regulators adopted a final LCR for internationally active banking organizations, generally those with $250 billion or more in total assets, and a Modified LCR rule for banking organizations, similar to Huntington, with $50 billion or more in total assets that are not internationally active banking organizations. The Modified LCR requires Huntington to maintain HQLA to meet its net cash outflows over a prospective 30 calendar-day period, which takes into account the potential impact of idiosyncratic and market-wide shocks. The Modified LCR transition period begins on January 1, 2016, with Huntington required to maintain HQLA equal to 90 percent of the stated requirement. The ratio increases to 100 percent on January 1, 2017. Huntington expects to be compliant with the Modified LCR requirement within the transition periods established in the Modified LCR rule.

At June 30, 2015, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Parent Company Liquidity

The parent company’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The parent company obtains funding to meet obligations from dividends and interest received from the Bank, interest and dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt and equity securities.

At June 30, 2015 and December 31, 2014, the parent company had $0.9 billion and $0.7 billion, respectively, in cash and cash equivalents.

On July 22, 2015, the board of directors declared a quarterly common stock cash dividend of $0.06 per common share. The dividend is payable on October 1, 2015, to shareholders of record on September 17, 2015. Based on the current quarterly dividend of $0.06 per common share, cash demands required for common stock dividends are estimated to be approximately $48.2 million per quarter. On July 22, 2015, the board of directors declared a quarterly Series A and Series B Preferred Stock dividend payable on October 15, 2015 to shareholders of record on October 1, 2015. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

During the quarter, the Bank paid dividends of $147.0 million to the holding company. The Bank declared a dividend to the holding company of $187.0 million in the third quarter of 2015. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits the parent company to issue an unspecified amount of debt or equity securities.

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.

COMMITMENTS TO EXTEND CREDIT

Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 17 for more information.

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

COMMITMENTS TO SELL LOANS

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we have commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 17 for more information.

We believe that off-balance sheet arrangements are properly considered in our liquidity risk management process.

Operational Risk

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

Our objective for managing cyber security risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to plan and execute on their own goals. To this end we employ a set of defense in-depth strategies, which include efforts to make Huntington less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cyber security may be escalated to our board-level Technology Committee, as appropriate. As a complement to the overall cyber security risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third party services to test the effectiveness of our cyber security risk management framework, and any such third parties are required to comply with our policies regarding information security and confidentiality.

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

The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational, fraud, and legal losses, minimize the impact of inadequately designed models and enhance our overall performance.

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

The tables below reflect activity in the representations and warranties reserve:

Table 26—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2015		2014
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Reserve for representations and warranties, beginning of period	$11,520	$12,677	$13,816	$15,249	$17,094
Reserve charges	(536)	(1,359)	(518)	(499)	(1,047)
Provision for representations and warranties	(385)	202	(621)	(934)	(798)

Reserve for representations and warranties, end of period	$10,599	$11,520	$12,677	$13,816	$15,249

Table 27—Mortgage Loan Repurchase Statistics

	2015		2014
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Number of loans sold	6,802	4,421	4,544	4,880	4,599
Amount of loans sold (UPB)	$1,022,202	$651,161	$633,837	$660,133	$572,861
Number of loans repurchased (1)	23	32	19	18	33
Amount of loans repurchased (UPB) (1)	$2,754	$3,883	$1,935	$2,224	$3,766
Number of claims received	64	60	33	38	43
Successful dispute rate (2)	59%	6%	30%	25%	40%
Number of make whole payments (3)	4	11	7	4	20
Amount of make whole payments (3)	$221	$625	$197	$119	$844

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

The Basel III capital requirements emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. Common equity tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, MSRs net of related taxes and DTAs that arise from tax loss and credit carryforwards. Tier 1 capital is primarily comprised of common equity tier 1 capital, perpetual preferred stock and certain qualifying capital instruments (TRUPS) that are subject to phase-out from tier 1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

Table 28—Capital Under Current Regulatory Standards (transitional Basel III basis)

	2015
(dollar amounts in millions)	June 30,	March 31,
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$6,496	$6,462
Regulatory capital adjustments:
Shareholders’ preferred equity	(386)	(386)
Accumulated other comprehensive income offset	186	161
Goodwill and other intangibles, net of taxes	(701)	(700)
Deferred tax assets that arise from tax loss and credit carryforwards	(15)	(36)

Common equity tier 1 capital	5,580	5,501
Additional tier 1 capital
Shareholders’ preferred equity	386	386
Qualifying capital instruments subject to phase-out	76	76
Other	(22)	(53)

Tier 1 capital	6,020	5,910
LTD and other tier 2 qualifying instruments	623	648
Qualifying allowance for loan and lease losses	655	660

Tier 2 capital	1,278	1,308
Total risk-based capital	$7,298	$7,218
Risk-weighted assets (RWA)	$57,850	$57,840
Common equity tier 1 risk-based capital ratio	9.65%	9.51%

Other regulatory capital data:
Tier 1 leverage ratio	8.98%	9.04%
Tier 1 risk-based capital ratio	10.41	10.22
Total risk-based capital ratio	12.62	12.48

Table 29—Capital Adequacy—Non-Regulatory

	2015				2014
(dollar amounts in millions)	June 30,		March 31,		December 31,	September 30,	June 30,
Consolidated capital calculations:
Common shareholders’ equity		$6,110		$6,076	$5,942	$5,898	$5,855
Preferred shareholders’ equity		386		386	386	386	386

Total shareholders’ equity		6,496		6,462	6,328	6,284	6,241
Goodwill		(678)		(678)	(523)	(523)	(505)
Other intangible assets		(63)		(73)	(75)	(85)	(81)
Other intangible assets deferred tax liability (1)		22		25	26	30	28

Total tangible equity		5,777		5,736	5,756	5,706	5,683
Preferred shareholders’ equity		(386)		(386)	(386)	(386)	(386)

Total tangible common equity		$5,391		$5,350	$5,370	$5,320	$5,297

Total assets		$68,846		$68,003	$66,298	$64,331	$63,797
Goodwill		(678)		(678)	(523)	(523)	(505)
Other intangible assets		(63)		(73)	(75)	(85)	(81)
Other intangible assets deferred tax liability (1)		22		25	26	30	28

Total tangible assets		$68,127		$67,277	$65,726	$63,753	$63,239

Tier 1 capital (2)	$	N.A.	$	N.A.	$6,266	$6,180	$6,132
Preferred shareholders’ equity		N.A.		N.A.	(386)	(386)	(386)
Trust preferred securities		N.A.		N.A.	(304)	(304)	(304)

Tier 1 common equity (2)	$	N.A.	$	N.A.	$5,576	$5,490	$5,442

Risk-weighted assets (RWA) (2)	$	N.A.	$	N.A.	$54,479	$53,239	$53,035

Tier 1 common equity / RWA ratio (2)		N.A. %		N.A. %	10.23%	10.31%	10.26%
Tangible equity / tangible asset ratio		8.48		8.53	8.76	8.95	8.99
Tangible common equity / tangible asset ratio		7.91		7.95	8.17	8.35	8.38

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
(2)	Ratios are calculated on a Basel I basis.

N.A. On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 30—Regulatory Capital Data (1)

		Basel III		Basel I
		2015		2014
(dollar amounts in millions)		June 30,	March 31,	December 31,	September 30,	June 30,
Total risk-weighted assets	Consolidated	$57,850	$57,840	$54,479	$53,239	$53,035
	Bank	57,772	57,752	54,387	53,132	53,005
Common equity tier I risk-based capital	Consolidated	5,580	5,501	N.A.	N.A.	N.A.
	Bank	5,497	5,448	N.A.	N.A.	N.A.
Tier 1 risk-based capital	Consolidated	6,020	5,910	6,266	6,180	6,132
	Bank	5,716	5,664	6,136	5,963	5,982
Tier 2 risk-based capital	Consolidated	1,278	1,308	1,122	1,122	1,118
	Bank	747	776	820	821	819
Total risk-based capital	Consolidated	7,298	7,218	7,388	7,302	7,250
	Bank	6,463	6,440	6,956	6,784	6,801
Tier 1 leverage ratio	Consolidated	8.98%	9.04%	9.74%	9.83%	10.01%
	Bank	8.54	8.67	9.56	9.49	9.78
Common equity tier I risk-based capital ratio	Consolidated	9.65	9.51	N.A.	N.A.	N.A.
	Bank	9.51	9.43	N.A.	N.A.	N.A.
Tier 1 risk-based capital ratio	Consolidated	10.41	10.22	11.50	11.61	11.56
	Bank	9.89	9.81	11.28	11.22	11.29
Total risk-based capital ratio	Consolidated	12.62	12.48	13.56	13.72	13.67
	Bank	11.19	11.15	12.79	12.77	12.83

(1)

On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. Amounts presented prior to January 1, 2015 are calculated using the Basel I capital requirements.

At June 30, 2015, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB. All capital ratios were impacted by the repurchase of 13.8 million common shares 2015.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends and share repurchases. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.5 billion at June 30, 2015, an increase of $0.2 billion when compared with December 31, 2014.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On July 22, 2015, our board of directors declared a quarterly cash dividend of $0.06 per common share, payable on October 1, 2015. Also, cash dividends of $0.06 per share were declared on April 21, 2015 and January 22, 2015.

On July 22, 2015, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on October 15, 2015. Also, cash dividends of $21.25 per share were declared on April 21, 2015 and January 22, 2015.

On July 22, 2015, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.47 per share. The dividend is payable on October 15, 2015. Also, cash dividends of $7.44 per share and $7.38 per share were declared on April 21, 2015 and January 22, 2015, respectively.

Share Repurchases

From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our annual capital plan.

On March 11, 2015, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the FRB in January 2015. These actions included a 17% increase in the quarterly dividend per common share to $0.07, starting in the fourth quarter of 2015, and the potential repurchase of up to $366 million of common stock over the five-quarter period through the second quarter of 2016. During the 2015 second quarter, we repurchased 8.8 million shares, with a weighted average price of $11.20. Total share repurchases during the six-month period ended June 30, 2015 were 13.8 million shares, with a weighted average price of $10.92. We have approximately $267.0 million remaining under the current authorization.

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

Net Income by Business Segment

The segregation of net income by business segment for the first six-month period of June 30, 2015 and June 30, 2014 is presented in the following table:

Table 31—Net Income (Loss) by Business Segment

	Six Months Ended June 30,
(dollar amounts in thousands)	2015	2014
Retail and Business Banking	$111,273	$81,985
Commercial Banking	102,681	66,706
AFCRE	84,698	96,668
RBHPCG	4,468	14,899
Home Lending	353	(11,695)
Treasury/Other	58,587	65,199

Total net income	$362,060	$313,762

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

The following table presents consumer checking account household OCR metrics:

Table 32—Consumer Checking Household OCR Cross-sell Report

	2015		2014
	Second	First	Fourth	Third	Second
Number of households (1) (2)	1,491,967	1,475,241	1,454,402	1,453,584	1,391,406
Product Penetration by Number of Services (3)
1 Service	2.5%	2.8%	2.8%	3.3%	3.0%
2-3 Services	17.0	17.3	17.9	18.4	18.4
4-5 Services	29.5	29.7	29.9	29.6	29.9
6+ Services	51.0	50.2	49.4	48.7	48.7
Total revenue (in millions)	$279.8	$260.5	$260.5	$260.0	$256.6

(1)	Checking account required.
(2)	On September 12, 2014, Huntington acquired 37,939 Bank of America households.
(3)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

Our emphasis on cross-sell, coupled with customers being attracted to the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 6 or more product services at the end of the 2015 second quarter was 51.0%, up from 48.7% from the year-ago quarter due to increased product sales and services provided.

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

The commercial relationship is defined as a business banking or commercial banking customer with a checking account relationship. We use this metric because we believe that the checking account anchors a business relationship and creates the opportunity to increase our cross-sell activity. Multiple sales of the same type of service are counted as one service, which is the same methodology described above for consumer.

The following table presents commercial relationship OCR metrics:

Table 33—Commercial Relationship OCR Cross-sell Report

	2015		2014
	Second	First	Fourth	Third	Second
Commercial Relationships (1)	168,088	166,710	164,726	164,079	159,290
Product Penetration by Number of Services (2)
1 Service	14.3%	15.3%	15.7%	16.6%	16.9%
2-3 Services	42.3	42.0	42.4	42.2	41.8
4+ Services	43.4	42.7	41.9	41.2	41.3
Total revenue (in millions)	$222.0	$216.9	$212.8	$213.1	$211.8

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships, we are able to achieve higher product service penetration among our commercial relationships and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with 4 or more product services at the end of the 2015 second quarter was 43.4%, up from 41.3% from the year-ago quarter. Total commercial relationship revenue for the 2015 second quarter was $222.0 million, up $10.2 million, or 5%, from the year-ago quarter.

Table 34—Average Loans/Leases and Deposits by Business Segment

	Six Months Ended June 30, 2015
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,980	$12,142	$2,597	$640	$—	$110	$19,469
Commercial real estate	321	331	4,376	146	—	(1)	5,173

Total commercial	4,301	12,473	6,973	786	—	109	24,642
Automobile	—	—	8,431	—	—	—	8,431
Home equity	7,626	—	1	708	156	3	8,494
Residential mortgage	1,255	—	—	1,405	3,175	—	5,835
Other consumer	399	3	17	11	5	3	438

Total consumer	9,280	3	8,449	2,124	3,336	6	23,198

Total loans and leases	$13,581	$12,476	$15,422	$2,910	$3,336	$115	$47,840

Average Deposits
Demand deposits—noninterest-bearing	$6,851	$5,386	$936	$1,742	$350	$310	$15,575
Demand deposits—interest-bearing	4,996	840	70	452	—	22	6,380
Money market deposits	10,236	4,138	250	4,451	—	9	19,084
Savings and other domestic deposits	5,072	65	6	76	3	(2)	5,220
Core certificates of deposit	2,682	8	1	33	—	2	2,726

Total core deposits	29,837	10,437	1,263	6,754	353	341	48,985
Other deposits	90	551	169	3	1	2,586	3,400

Total deposits	$29,927	$10,988	$1,432	$6,757	$354	$2,927	$52,385

	Six Months Ended June 30, 2014
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,606	$11,201	$2,441	$617	$1	$82	$17,948
Commercial real estate	363	301	4,096	215	—	(1)	4,974

Total commercial	3,969	11,502	6,537	832	1	81	22,922
Automobile	—	—	7,070	—	—	(1)	7,069
Home equity	7,466	2	1	733	165	(9)	8,358
Residential mortgage	1,147	—	—	1,285	3,062	—	5,494
Other consumer	350	3	32	12	17	(29)	385

Total consumer	8,963	5	7,103	2,030	3,244	(39)	21,306

Total loans and leases	$12,932	$11,507	$13,640	$2,862	$3,245	$42	$44,228

Average Deposits
Demand deposits—noninterest-bearing	$5,850	$4,578	$707	$1,623	$277	$295	$13,330
Demand deposits—interest-bearing	4,719	745	67	316	—	13	5,860
Money market deposits	9,879	3,703	263	3,813	—	6	17,664
Savings and other domestic deposits	4,861	82	5	80	—	(1)	5,027
Core certificates of deposit	3,459	14	—	48	—	2	3,523

Total core deposits	28,768	9,122	1,042	5,880	277	315	45,404
Other deposits	105	833	85	3	—	1,496	2,522

Total deposits	$28,873	$9,955	$1,127	$5,883	$277	$1,811	$47,926

Retail and Business Banking

Table 35—Key Performance Indicators for Retail and Business Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$505,571	$448,184	$57,387	13%
Provision for credit losses	26,553	41,434	(14,881)	(36)
Noninterest income	208,696	200,495	8,201	4
Noninterest expense	516,525	481,114	35,411	7
Provision for income taxes	59,916	44,146	15,770	36

Net income	$111,273	$81,985	$29,288	36%

Number of employees (average full-time equivalent)	5,244	5,156	88	2%
Total average assets (in millions)	$15,536	$14,701	$835	6
Total average loans/leases (in millions)	13,581	12,932	649	5
Total average deposits (in millions)	29,927	28,873	1,054	4
Net interest margin	3.48%	3.17%	0.31%	10
NCOs	$27,093	$46,028	$(18,935)	(41)
NCOs as a % of average loans and leases	0.40%	0.71%	(0.31)%	(44)
Return on average common equity	17.7	12.2	5.5	45

2015 First Six Months vs. 2014 First Six Months

Retail and Business Banking reported net income of $111.3 million in the first six-month period of 2015. This was an increase of $29.3 million, or 36%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•

$0.6 billion, or 5%, increase in average total loans combined with an 11 basis point increase in loan spreads, primarily as a result of a reduction in the funds transfer price rates assigned to loans and improved effective rates.

•

$1.1 billion, or 4%, increase in total average deposits combined with a 22 basis point increase in deposit spreads, primarily as a result of an increase in the funds transfer price rates assigned to deposits and lower effective rates.

The decrease in the provision for credit losses from the year-ago period reflected:

•	$18.9 million, or 41%, decrease in NCOs, partially offset by enhancements made to the ACL estimation process.

The increase in total average loans and leases from the year-ago period reflected:

•	$332 million, or 8%, increase in commercial loans, primarily due to the impact of core portfolio growth.

•

$317 million, or 4%, increase in consumer loans, primarily due to growth in home equity lines of credit, credit card, and residential mortgages, as well as the impact of the Camco acquisition in the 2014 first quarter.

The increase in total average deposits from the year-ago period reflected:

•	$876.4 million in combined deposit growth from the Camco acquisition in the 2014 first quarter and the Bank of America branch acquisition in the 2014 third quarter.

•	$183.9 million deposit growth from our In-store branch network.

The increase in noninterest income from the year-ago period reflected:

•	$7.5 million, or 15%, increase in electronic banking income, primarily due to higher debit card-related transaction volumes and an increase in the number of households.

•

$4.2 million, or 68%, increase in mortgage banking income, primarily driven by increased referrals to Home Lending due to an improved mortgage refinance market in the first six months of 2015 compared to the same period in 2014.

•	$2.9 million, or 40%, increase in gain on sale of loans, primarily due to increased SBA loan sale volumes.

Partially offset by:

•

$5.7 million, or 5%, decrease in service charges on deposit accounts, primarily reflecting the decline from the late July 2014 implementation of changes in consumer fees and changing customer usage patterns, partially offset by an increase in consumer households.

The increase in noninterest expense from the year-ago period reflected:

•

$16.9 million, or 8%, increase in other noninterest expense, primarily reflecting an increase in allocated overhead expense and additional expense related to the Bank of America branch and the Camco acquisitions.

•

$11.1 million, or 8%, increase in personnel costs, primarily due to the Bank of America branch acquisition in the 2014 third quarter and the Camco acquisition in the 2014 first quarter. The increase also reflects additional cost from increased employee benefit expense and annual merit salary adjustments and incentives.

•	$3.4 million, or 16%, increase in outside data processing and other services expense, mainly the result of transaction volumes associated with debit and credit card activity.

•	$3.2 million, or 14%, increase in marketing, primarily due to direct mail campaigns.

Commercial Banking

Table 36—Key Performance Indicators for Commercial Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$169,331	$147,923	$21,408	14%
Provision for credit losses	3,807	20,046	(16,239)	(81)
Noninterest income	125,237	100,621	24,616	24
Noninterest expense	132,790	125,873	6,917	5
Provision for income taxes	55,290	35,919	19,371	54

Net income	$102,681	$66,706	$35,975	54%

Number of employees (average full-time equivalent)	1,097	1,055	42	4%
Total average assets (in millions)	$15,528	$13,437	$2,091	16
Total average loans/leases (in millions)	12,476	11,507	969	8
Total average deposits (in millions)	10,988	9,955	1,033	10
Net interest margin	2.60%	2.58%	0.02%	1
NCOs	$13,254	$5,454	$7,800	143
NCOs as a % of average loans and leases	0.21%	0.09%	0.12%	133
Return on average common equity	15.9	9.6	6.3	66

2015 First Six Months vs. 2014 First Six Months

Commercial Banking reported net income of $102.7 million in the first six-month period of 2015. This was an increase of $36.0 million, or 54%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$1.0 billion, or 8%, increase in average loans/leases.

•	$0.8 billion, or 115%, increase in average available-for-sale securities, primarily related to direct purchase municipal instruments.

•	$1.0 billion, or 10%, increase in average total deposits.

•

2 basis point increase in the net interest margin, due to a 9 basis point increase in the mix and yield on earning assets, primarily related to the HTF acquisition, partially offset by a 4 basis point increase related to FTP, and further offset by a 3 basis point increase in the mix and yield on total deposits primarily related to growth in non-interest bearing balances.

The decrease in the provision for credit losses from the year-ago period reflected:

•	Enhancements made to the ACL estimation process, partially offset by a $7.8 million, or 143%, increase in NCOs.

The increase in total average assets from the year-ago period reflected:

•

$0.9 billion, or 25%, increase in the Asset Finance loan and bond financing portfolio, which primarily reflected our focus on developing vertical strategies in public capital, business aircraft, rail industry, lender finance, and syndications, as well as the late 2015 first quarter acquisition of HTF.

•

$0.5 billion, or 18%, increase in the specialty verticals loan and bond financing portfolio, driven primarily by $0.5 billion, or 89%, increase in the international loan portfolio consisting of discounted bankers acceptances and foreign insured receivables, and $0.1 billion, or 8%, increase in the Healthcare loan and bond financing portfolio due to a strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

•	$0.3 billion, or 17%, increase in the Corporate Banking and Energy loan portfolio due to establishing relationships with targeted prospects within our footprint.

The increase in total average deposits from the year-ago period reflected:

•

$1.3 billion, or 14%, increase in core deposits, which primarily reflected a $0.8 billion, or 18%, increase in noninterest-bearing demand deposits. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.9 billion of the overall balance growth, while large corporate accounts contributed $0.4 billion.

Partially offset by:

•	$0.3 billion, or 34%, decrease in non-core deposits.

The increase in noninterest income from the year-ago period reflected:

•	$14.5 million, or 282%, increase in equipment finance related fee income, primarily reflecting the late 2015 first quarter acquisition of HTF.

•

$4.3 million, or 23%, increase in capital market fees, primarily reflecting a $1.9 million, or 43%, increase in foreign exchange revenue, $1.5 million, or 359%, increase in commodities revenue, and a $1.0 million, or 13%, increase in institutional brokerage revenue, partially offset by a $0.2 million, or 3%, decrease in customer interest rate derivatives.

•	$2.3 million, or 16%, increase in commitment and other loan related fees, primarily reflecting fee income acceleration on closed lines of credit.

•

$2.3 million, or 9%, increase in service charges on deposit accounts and other treasury management related revenue, primarily due to a new commercial card product implemented in late 2013, growth in merchant services revenue, and strong core cash management growth.

The increase in noninterest expense from the year-ago period reflected:

•

$9.3 million, or 13%, increase in personnel expense, primarily reflecting the 2015 first quarter acquisition of HTF. The increase also reflects additional cost from annual merit salary adjustments and incentives.

•	$5.0 million, or 589%, increase in operating lease expense primarily related to the 2015 first quarter acquisition of HTF.

Partially offset by:

•	$8.5 million, or 40%, decrease in allocated overhead expense.

Automobile Finance and Commercial Real Estate

Table 37—Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$190,204	$185,884	$4,320	2%
Provision (reduction in allowance) for credit losses	2,115	(26,149)	(28,264)	N.R.
Noninterest income	16,249	13,540	2,709	20
Noninterest expense	74,033	76,853	(2,820)	(4)
Provision for income taxes	45,607	52,052	(6,445)	(12)

Net income	$84,698	$96,668	$(11,970)	(12)%

Number of employees (average full-time equivalent)	293	269	24	9%
Total average assets (in millions)	$16,679	$13,971	$2,708	19
Total average loans/leases (in millions)	15,422	13,640	1,782	13
Total average deposits (in millions)	1,432	1,127	305	27
Net interest margin	2.38%	2.69%	(0.31)%	(12)
NCOs	$3,017	$4,627	$(1,610)	(35)
NCOs as a % of average loans and leases	0.04%	0.07%	(0.03)%	(43)
Return on average common equity	25.0	32.3	(7.3)	(23)

N.R.—Not relevant.

2015 First Six Months vs. 2014 First Six Months

AFCRE reported net income of $84.7 million in the first six-month period of 2015. This was a decrease of $12.0 million, or 12%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•

$1.4 billion, or 19%, increase in average automobile loans, primarily due to continued strong origination volume, which has exceeded $1.0 billion for each of the last 6 quarters. This increase was partially offset by the movement of $1 billion of automobile loans to held for sale at the end of the 2015 first quarter in anticipation of an auto loan securitization that was completed in June 2015.

Partially offset by:

•

31 basis point decrease in the net interest margin, primarily due to a 29 basis point reduction in loan spreads. This decline continues to reflect the impact of competitive pricing pressures. Also, the prior year results included a $5.1 million, or 7 basis points, recovery from the unexpected pay-off of an acquired commercial real estate loan.

The decrease in the reduction in allowance for credit losses from the year-ago period reflected:

•	Less improvement in credit quality than what was experienced in the year-ago period, enhancements made to the ACL estimation process, partially offset by lower NCOs.

The increase in noninterest income from the year-ago period reflected:

•	$5.3 million increase in gain on sale of loans, primarily due to the $0.8 billion automobile loan securitization and sale completed in the 2015 second quarter.

Partially offset by:

•	$2.4 million, or 21%, decrease in other income, primarily due to lower market related gains associated with certain loans and investments.

The decrease in noninterest expense from the year-ago period reflected:

•	$4.9 million, or 9%, decrease in other noninterest expense, primarily due to a decrease in allocated expenses.

Partially offset by:

•	$1.8 million, or 13%, increase in personnel costs, primarily due to a higher number of employees, resulting from community development activities.

Regional Banking and The Huntington Private Client Group

Table 38—Key Performance Indicators for Regional Banking and The Huntington Private Client Group

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$54,575	$51,160	$3,415	7%
Provision for credit losses	4,241	2,174	2,067	95
Noninterest income	78,388	89,984	(11,596)	(13)
Noninterest expense	121,848	116,048	5,800	5
Provision for income taxes	2,406	8,023	(5,617)	(70)

Net income	$4,468	$14,899	$(10,431)	(70)%

Number of employees (average full-time equivalent)	963	1,055	(92)	(9)%
Total average assets (in millions)	$3,361	$3,779	$(418)	(11)
Total average loans/leases (in millions)	2,910	2,862	48	2
Total average deposits (in millions)	6,757	5,883	874	15
Net interest margin	1.65%	1.82%	(0.17)%	(9)
NCOs	$4,028	$4,993	$(965)	(19)
NCOs as a % of average loans and leases	0.28%	0.35%	(0.07)%	(20)
Return on average common equity	2.8	6.0	(3.2)	(53)
Total assets under management (in billions)—eop	$14.1	$16.8	$(2.7)	(16)
Total trust assets (in billions)—eop	81.1	81.1	—	—

eop - End of Period.

2015 First Six Months vs. 2014 First Six Months

RBHPCG reported net income of $4.5 million in the first six-month period of 2015. This was a decrease of $10.4 million, or 70%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.9 billion, or 15%, increase in average total deposits, primarily due to growth in commercial money market deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	Enhancements made to the ACL process, partially offset by a $1.0 million, or 19%, decrease in NCOs.

The decrease in noninterest income from the year-ago period reflected:

•

$4.8 million, or 75%, decrease in other income, primarily related to the decrease in community lending activities, which corresponds to the transfer of Huntington Community Development to the AFCRE segment retroactive to the beginning of 2015.

•

$3.7 million, or 6%, decrease in trust services income, primarily related to our fiduciary trust businesses moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds following the 2014 second quarter transition of the fixed income Huntington Funds to a third party.

•	$2.6 million, or 13%, decrease in brokerage income, primarily reflecting a shift from upfront commission income to trail options and an increase in the sale of new open architecture advisory products.

The increase in noninterest expense from the year-ago period reflected:

•	$13.7 million, or 53%, increase in other noninterest expense, primarily due to increased allocated product costs, losses and proprietary mutual fund expense reimbursements.

Partially offset by:

•	$3.4 million, or 5%, decrease in personnel costs, primarily due to movement of certain trust colleagues to corporate operations. See related increase in allocated expenses above.

•	$2.4 million, or 57%, decrease in professional services, primarily due to reduction in consulting expense.

•

$1.5 million, or 16%, decrease in outside data processing and other services, primarily due to movement of trust system expenses to corporate operations. See related increase in allocated expenses above.

Home Lending

Table 39—Key Performance Indicators for Home Lending

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$31,630	$27,377	$4,253	16%
Provision for credit losses	4,294	16,510	(12,216)	(74)
Noninterest income	50,634	39,107	11,527	29
Noninterest expense	77,427	67,966	9,461	14
Provision for income taxes	190	(6,297)	6,487	N.R.

Net income (loss)	$353	$(11,695)	$12,048	N.R.

Number of employees (average full-time equivalent)	949	990	(41)	(4)%
Total average assets (in millions)	$3,931	$3,742	$189	5
Total average loans/leases (in millions)	3,336	3,245	91	3
Total average deposits (in millions)	354	277	77	28
Net interest margin	1.70%	1.57%	0.13%	8
NCOs	$2,415	$10,526	$(8,111)	(77)
NCOs as a % of average loans and leases	0.14%	0.65%	(0.51)%	(78)
Return on average common equity	0.4	(13.5)	13.9	N.R.
Mortgage banking origination volume (in millions)	$2,435	$1,639	$796	49

N.R.—Not relevant.

2015 First Six Months vs. 2014 First Six Months

Home Lending reported net income of $0.4 million in the first six-month period of 2015 compared to a net loss of $11.7 million in the year-ago period. Home Lending supports the origination and servicing of mortgage loans across all segments. The results reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	13 basis point increase in the net interest margin, primarily due an increase in loan spreads on consumer loans driven by lower funding costs.

•	$0.1 billion, or 3%, increase in average loans.

The decrease in provision for credit losses reflected:

•	An $8.1 million, or 77%, decrease in NCOs.

The increase in noninterest income from the year-ago period reflected:

•	$11.1 million, or 30%, increase in mortgage banking income, primarily related to an increase in origination and secondary marketing revenues.

The increase in noninterest expense from the year-ago period reflected:

•	$6.5 million, or 16%, increase in personnel costs, primarily due to commission expense related to higher origination volume.

•	$2.9 million, or 22%, increase in other noninterest expense, primarily due to higher allocated expenses related to volumes.

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

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2015	2014
(dollar amounts in thousands, except number of shares)	June 30,	December 31,
Assets
Cash and due from banks	$1,379,969	$1,220,565
Interest-bearing deposits in banks	71,409	64,559
Trading account securities	59,146	42,191
Loans held for sale (includes $453,489 and $354,888 respectively, measured at fair value) (1)	548,054	416,327
Available-for-sale and other securities	10,254,871	9,384,670
Held-to-maturity securities	3,304,160	3,379,905
Loans and leases (includes $38,995 and $50,617 respectively, measured at fair value) (1)	48,752,301	47,655,726
Allowance for loan and lease losses	(599,542)	(605,196)

Net loans and leases	48,152,759	47,050,530

Bank owned life insurance	1,735,627	1,718,436
Premises and equipment	615,436	616,407
Goodwill	678,369	522,541
Other intangible assets	62,705	74,671
Accrued income and other assets	1,983,143	1,807,208

Total assets	$68,845,648	$66,298,010

Liabilities and shareholders’ equity
Liabilities
Deposits	$53,473,179	$51,732,151
Short-term borrowings	1,511,444	2,397,101
Long-term debt	5,854,584	4,335,962
Accrued expenses and other liabilities	1,510,183	1,504,626

Total liabilities	62,349,390	59,969,840

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,050	8,131
Capital surplus	7,109,493	7,221,745
Less treasury shares, at cost	(17,043)	(13,382)
Accumulated other comprehensive loss	(185,650)	(222,292)
Retained (deficit) earnings	(804,884)	(1,052,324)

Total shareholders’ equity	6,496,258	6,328,170

Total liabilities and shareholders’ equity	$68,845,648	$66,298,010

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	805,035,698	813,136,321
Common shares outstanding	803,065,757	811,454,676
Treasury shares outstanding	1,969,941	1,681,645
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share amounts)	2015	2014	2015	2014
Interest and fee income:
Loans and leases	$436,564	$420,938	$857,177	$823,446
Available-for-sale and other securities
Taxable	51,525	42,028	99,381	80,484
Tax-exempt	10,319	6,605	19,605	12,089
Held-to-maturity securities—taxable	20,742	22,614	41,408	45,934
Other	10,645	3,137	14,320	5,824

Total interest income	529,795	495,322	1,031,891	967,777

Interest expense:
Deposits	19,865	21,846	39,433	45,784
Short-term borrowings	731	720	1,273	1,243
Federal Home Loan Bank advances	71	172	447	252
Subordinated notes and other long-term debt	18,442	12,536	32,367	22,944

Total interest expense	39,109	35,274	73,520	70,223

Net interest income	490,686	460,048	958,371	897,554
Provision for credit losses	20,419	29,385	41,010	54,015

Net interest income after provision for credit losses	470,267	430,663	917,361	843,539

Service charges on deposit accounts	70,118	72,633	132,338	137,215
Trust services	26,550	29,581	55,589	59,146
Electronic banking	30,259	26,491	57,657	50,133
Mortgage banking income	38,518	22,717	61,479	45,807
Brokerage income	15,184	17,905	30,684	35,072
Insurance income	17,637	15,996	33,532	32,492
Bank owned life insurance income	13,215	13,865	26,240	27,172
Capital markets fees	13,192	10,500	27,097	19,694
Gain on sale of loans	12,453	3,914	17,042	7,484
Net gains on sales of securities	82	490	82	17,460
Other noninterest income	44,565	35,975	71,656	66,877

Total noninterest income	281,773	250,067	513,396	498,552

Personnel costs	282,135	260,600	547,051	510,077
Outside data processing and other services	58,508	54,338	109,043	105,828
Net occupancy	28,861	28,673	59,881	62,106
Equipment	31,694	28,749	61,943	57,499
Professional services	12,593	17,896	25,320	30,127
Marketing	15,024	14,832	27,999	25,518
Deposit and other insurance expense	11,787	10,599	21,954	24,317
Amortization of intangibles	9,960	9,520	20,166	18,811
Other noninterest expense	41,215	33,429	77,277	84,474

Total noninterest expense	491,777	458,636	950,634	918,757

Income before income taxes	260,263	222,094	480,123	423,334
Provision for income taxes	64,057	57,475	118,063	109,572

Net income	196,206	164,619	362,060	313,762
Dividends on preferred shares	7,968	7,963	15,933	15,927

Net income applicable to common shares	$188,238	$156,656	$346,127	$297,835

Average common shares—basic	806,891	821,546	808,335	825,603
Average common shares—diluted	820,238	834,687	822,023	838,546
Per common share:
Net income—basic	$0.23	$0.19	$0.43	$0.36
Net income—diluted	0.23	0.19	0.42	0.36
Cash dividends declared	0.06	0.05	0.12	0.10
OTTI losses for the periods presented:
Total OTTI losses	$—	$—	$—	$—
Noncredit-related portion of loss recognized in OCI	—	—	—	—

Impairment losses recognized in earnings on available-for-sale securities	$—	$—	$—	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Net income	$196,206	$164,619	$362,060	$313,762
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	8,720	809	12,110	5,598
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	(33,812)	23,448	5,140	30,401

Total unrealized gains (losses) on available-for-sale and other securities	(25,092)	24,257	17,250	35,999
Unrealized gains (losses) on cash flow hedging derivatives	(629)	17,186	17,586	17,129
Change in accumulated unrealized losses for pension and other post-retirement obligations	903	577	1,806	1,154

Other comprehensive income (loss), net of tax	(24,818)	42,020	36,642	54,282

Comprehensive income	$171,388	$206,639	$398,702	$368,044

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Six Months Ended June 30, 2014
Balance, beginning of period	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153

Net income											313,762	313,762
Other comprehensive income (loss)										54,282		54,282
Shares issued pursuant to acquisition					8,670	87	91,577					91,664
Shares issued to HIP					276	3	2,594					2,597
Repurchase of common stock					(26,666)	(267)	(246,722)					(246,989)
Cash dividends declared:
Common ($0.10 per share)											(82,245)	(82,245)
Preferred Series A ($42.50 per share)											(15,407)	(15,407)
Preferred Series B ($14.68 per share)											(521)	(521)
Recognition of the fair value of share-based compensation							22,792					22,792
Other share-based compensation activity					2,942	29	8,700				(350)	8,379
Other					809	8	1,788	85	572		(44)	2,324

Balance, end of period	363	$362,507	35	$23,785	818,248	$8,182	$7,279,244	(1,246)	$(9,071)	$(159,727)	$(1,264,129)	$6,240,791

Six Months Ended June 30, 2015
Balance, beginning of period	363	$362,507	35	$23,785	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170

Net income											362,060	362,060
Other comprehensive income (loss)										36,642		36,642
Repurchases of common stock					(13,783)	(138)	(150,709)					(150,847)
Cash dividends declared:
Common ($0.12 per share)											(96,732)	(96,732)
Preferred Series A ($42.50 per share)											(15,407)	(15,407)
Preferred Series B ($14.85 per share)											(526)	(526)
Recognition of the fair value of share-based compensation							25,573					25,573
Other share-based compensation activity					5,642	57	12,227				(1,935)	10,349
Other					41	—	657	(288)	(3,661)		(20)	(3,024)

Balance, end of period	363	$362,507	35	$23,785	805,036	$8,050	$7,109,493	(1,970)	$(17,043)	$(185,650)	$(804,884)	$6,496,258

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(dollar amounts in thousands)	2015	2014
Operating activities
Net income	$362,060	$313,762
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	3,000
Provision for credit losses	41,010	54,015
Depreciation and amortization	167,957	152,867
Share-based compensation expense	25,573	22,792
Originations of loans held for sale	(1,890,432)	(1,087,825)
Principal payments on and proceeds from loans held for sale	1,677,454	1,071,980
Gain on sale of loans held for sale	(17,424)	(12,209)
Net gain on sales of securities	(82)	(17,460)
Net change in:
Trading account securities	(16,955)	(14,968)
Accrued income and other assets	(175,467)	(108,154)
Deferred income taxes	24,138	(10,280)
Accrued expense and other liabilities	(84,512)	15,079
Other, net	(27,225)	—

Net cash provided by (used for) operating activities	86,095	382,599

Investing activities
Change in interest bearing deposits in banks	(6,850)	(12,591)
Cash paid for acquisition of a business, net of cash received	(457,836)	(13,452)
Proceeds from:
Maturities and calls of available-for-sale and other securities	916,486	498,227
Maturities of held-to-maturity securities	288,706	212,679
Sales of available-for-sale and other securities	20,126	1,070,305
Purchases of available-for-sale and other securities	(1,798,749)	(2,603,602)
Purchases of held-to-maturity securities	(215,447)	—
Net proceeds from securitization	780,117	—
Net proceeds from sales of loans	203,058	132,074
Net loan and lease activity, excluding sales and purchases	(1,172,432)	(2,422,729)
Proceeds from sale of operating lease assets	—	377
Purchases of premises and equipment	(43,093)	(22,595)
Proceeds from sales of other real estate	21,025	17,326
Purchases of loans and leases	(58,341)	(205,603)
Purchase of customer list	—	(223)
Other, net	1,327	2,552

Net cash provided by (used for) investing activities	(1,521,903)	(3,347,255)

Financing activities
Increase (decrease) in deposits	1,821,169	685,180
Increase (decrease) in short-term borrowings	(888,979)	1,278,468
Sale of deposits	(47,521)	—
Proceeds from issuance of long-term debt	1,746,938	1,750,000
Maturity/redemption of long-term debt	(789,408)	(198,772)
Dividends paid on preferred stock	(15,933)	(15,929)
Dividends paid on common stock	(97,310)	(82,584)
Repurchases of common stock	(150,847)	(246,989)
Proceeds from stock options exercised	6,517	9,600
Net proceeds from issuance of common stock	—	2,597
Other, net	10,586	406

Net cash provided by (used for) financing activities	1,595,212	3,181,977

Increase (decrease) in cash and cash equivalents	159,404	217,321
Cash and cash equivalents at beginning of period	1,220,565	1,001,132

Cash and cash equivalents at end of period	$1,379,969	$1,218,453

Supplemental disclosures:
Income taxes paid (refunded)	$87,986	$57,750
Interest paid	67,381	69,677
Non-cash activities
Loans transferred to held-for-sale from portfolio	111,588	18,168
Loans transferred to portfolio from held-for-sale	15,726	45,240
Transfer of loans to OREO	13,028	—
Dividends accrued, paid in subsequent quarter	56,589	46,645

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

ASU 2014-09—Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Subsequently, the FASB issued a one-year deferral for implementation, which results in new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. The FASB, however, permitted adoption of the new guidance on the original effective date. Management is currently assessing the impact on Huntington’s Consolidated Financial Statements.

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

ASU 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management is currently assessing the impact on Huntington’s Consolidated Financial Statements.

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

ASU 2015-02—Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The amendment applies to entities in all industries and provides a new scope exception for registered money market funds and similar unregistered money market funds. It also makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity accounting guidance. The amendments are effective for annual periods beginning after December 15, 2015. Management is currently assessing the impact on Huntington’s Consolidated Financial Statements.

ASU 2015-03—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU was issued to simplify presentation of debt issuance costs. The amendments in this ASU require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment is not expected to have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2015-10—Technical Corrections and Improvements. The technical corrections and improvements included in the ASU are issued in June 2015 with an objective to clarify the Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are minor in nature. One of the corrections is related to disclosure of fair value for non-recurring items. The ASU requires disclosure of fair value for non-recurring items at the relevant measurement date where the fair value is not measured at the end of the reporting period. Also, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, a reporting entity shall clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. The technical correction is effective upon issuance. The correction in the ASU does not have a significant impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs. At June 30, 2015, and December 31, 2014, the aggregate amount of these net unamortized deferred loan origination fees and was $300.5 million and $178.7 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Loans and leases:
Commercial and industrial	$20,002,676	$19,033,146
Commercial real estate	5,213,793	5,197,403
Automobile	8,549,081	8,689,902
Home equity	8,526,276	8,490,915
Residential mortgage	5,987,000	5,830,609
Other consumer	473,475	413,751

Loans and leases	48,752,301	47,655,726

Allowance for loan and lease losses	(599,542)	(605,196)

Net loans and leases	$48,152,759	$47,050,530

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

HTF acquisition

On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which was re-branded Huntington Technology Finance (HTF). Lease receivables with a fair value of $838.6 million, including a lease residual value of approximately $200 million, were acquired by Huntington. These leases were recorded at fair value. The fair values for the leases were estimated using discounted cash flow analyses using interest rates currently being offered for leases with similar terms (Level 3), and reflected an estimate of credit and other risk associated with the leases.

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

The following table presents a rollforward of the accretable yield for purchased credit impaired loans by acquisition for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(dollar amounts in thousands)	2015	2014	2015	2014
Fidelity Bank
Balance, beginning of period	$20,191	$24,758	$19,388	$27,995
Accretion	(2,990)	(3,647)	(5,864)	(7,651)
Reclassification from nonaccretable difference	2,111	3,485	5,788	4,252

Balance, end of period	$19,312	$24,596	$19,312	$24,596

Camco Financial
Balance, beginning of period	$879	$134	$824	$—
Impact of acquisition/purchase on March 1, 2014	—	—	—	143
Accretion	(914)	(5,173)	(1,250)	(5,182)
Reclassification from nonaccretable difference	716	5,193	1,107	5,193

Balance, end of period	$681	$154	$681	$154

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at June 30, 2015 and December 31, 2014 was $1.0 million and $4.1 million, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Fidelity Bank
Commercial and industrial	$20,122	$29,969	$22,405	$33,622
Commercial real estate	25,742	71,953	36,663	87,250
Residential mortgage	2,040	3,017	1,912	3,096
Other consumer	51	114	51	123

Total	$47,955	$105,053	$61,031	$124,091

Camco Financial
Commercial and industrial	$—	$—	$823	$1,685
Commercial real estate	1,849	2,603	1,708	3,826

Total	$1,849	$2,603	$2,531	$5,511

Loan Purchases and Sales

The following table summarizes portfolio loan purchase and sale activity for the three-month and six-month periods ended June 30, 2015 and 2014. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile		Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased or transferred from held for sale during the:
Three-month period ended June 30, 2015	$31,905	$—	$262,037	(2)	$—	$75,403	$—	$369,345
Six-month period ended June 30, 2015	$44,496	$—	$262,037	(2)	$—	$107,037	$—	$413,570
Three-month period ended June 30, 2014	$165,482	$—	$—		$—	$—	$—	$165,482
Six-month period ended June 30, 2014	$205,603	$—	$—		$—	$—	$—	$205,603
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended June 30, 2015	$100,202	$—	$—		$—	$—	$—	$100,202
Six-month period ended June 30, 2015	$185,902	$—	$1,026,195	(1)	$—	$—	—	$1,212,097
Three-month period ended June 30, 2014	$50,472	$7,395	$—		$—	$—	$7,592	$65,459
Six-month period ended June 30, 2014	$104,731	$7,434	$—		$—	$—	$7,592	$119,757

(1)	Reflects the transfer of approximately $1.0 billion automobile loans to loans held-for-sale at March 31, 2015.
(2)	Includes loans Huntington no longer has the intent to sell and, therefore transferred back to the portfolio in the 2015 second quarter.

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

All classes within the C&I and CRE portfolios (except for purchased credit-impaired loans) are placed on nonaccrual status at 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off when the loan is 120-days past due.

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

Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, supported by sustained repayment history, the loan or lease is returned to accrual status. For these loans that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.

The following table presents NALs by loan class at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Commercial and industrial:
Owner occupied	$44,864	$41,285
Other commercial and industrial	104,849	30,689

Total commercial and industrial	$149,713	$71,974
Commercial real estate:
Retail properties	$18,314	$21,385
Multi family	5,647	9,743
Office	14,545	7,707
Industrial and warehouse	1,182	3,928
Other commercial real estate	4,200	5,760

Total commercial real estate	$43,888	$48,523
Automobile	$4,190	$4,623
Home equity:
Secured by first-lien	$42,424	$46,938
Secured by junior-lien	32,926	31,622

Total home equity	$75,350	$78,560
Residential mortgage	$91,198	$96,564
Other consumer	$—	$—

Total nonaccrual loans	$364,339	$300,244

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at June 30, 2015 and December 31, 2014: (1)

June 30, 2015
	Past Due					Total Loans	90 or more days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$8,420	$3,328	$23,594	$35,342	$4,164,517	$4,199,859	$—
Purchased credit-impaired	409	—	4,765	5,174	14,948	20,122	4,765	(3)
Other commercial and industrial	28,636	18,363	22,282	69,281	15,713,414	15,782,695	1,856	(2)

Total commercial and industrial	$37,465	$21,691	$50,641	$109,797	$19,892,879	$20,002,676	$6,621
Commercial real estate:
Retail properties	$425	$1,167	$3,356	$4,948	$1,350,570	$1,355,518	$—
Multi family	2,092	12	2,477	4,581	1,116,003	1,120,584	—
Office	3,090	—	1,929	5,019	925,921	930,940	—
Industrial and warehouse	420	327	430	1,177	499,910	501,087	—
Purchased credit-impaired	1,166	2,012	10,920	14,098	13,493	27,591	10,920	(3)
Other commercial real estate	310	105	4,052	4,467	1,273,606	1,278,073	—

Total commercial real estate	$7,503	$3,623	$23,164	$34,290	$5,179,503	$5,213,793	$10,920
Automobile	$50,355	$10,373	$4,388	$65,116	$8,483,965	$8,549,081	$4,269
Home equity:
Secured by first-lien	$16,903	$7,266	$29,861	$54,030	$5,151,027	$5,205,057	$4,879
Secured by junior-lien	23,663	9,564	33,872	67,099	3,254,120	3,321,219	6,834

Total home equity	$40,566	$16,830	$63,733	$121,129	$8,405,147	$8,526,276	$11,713
Residential mortgage:
Residential mortgage	$92,554	$37,877	$118,641	$249,072	$5,735,888	$5,984,960	$72,509
Purchased credit-impaired	—	—	—	—	2,040	2,040	—

Total residential mortgage	$92,554	$37,877	$118,641	$249,072	$5,737,928	$5,987,000	$72,509	(4)
Other consumer:
Other consumer	$5,624	$1,120	$847	$7,591	$465,833	$473,424	$846
Purchased credit-impaired	—	—	—	—	51	51	—

Total other consumer	$5,624	$1,120	$847	$7,591	$465,884	$473,475	$846
Total loans and leases	$234,067	$91,514	$261,414	$586,995	$48,165,306	$48,752,301	$106,878

December 31, 2014
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$5,232	$2,981	$18,222	$26,435	$4,228,440	$4,254,875	$—
Purchased credit-impaired	846	—	4,937	5,783	17,445	23,228	4,937
Other commercial and industrial	15,330	1,536	9,101	25,967	14,729,076	14,755,043	—

Total commercial and industrial	$21,408	$4,517	$32,260	$58,185	$18,974,961	$19,033,146	$4,937	(3)
Commercial real estate:
Retail properties	$7,866	$—	$4,021	$11,887	$1,345,859	$1,357,746	$—
Multi family	1,517	312	3,337	5,166	1,085,250	1,090,416	—
Office	464	1,167	4,415	6,046	974,257	980,303	—
Industrial and warehouse	688	—	2,649	3,337	510,064	513,401	—
Purchased credit-impaired	89	289	18,793	19,171	19,200	38,371	18,793
Other commercial real estate	847	1,281	3,966	6,094	1,211,072	1,217,166	—

Total commercial real estate	$11,471	$3,049	$37,181	$51,701	$5,145,702	$5,197,403	$18,793	(3)
Automobile	$56,272	$10,427	$5,963	$72,662	$8,617,240	$8,689,902	$5,703
Home equity
Secured by first-lien	$15,036	$8,085	$33,014	$56,135	$5,072,669	$5,128,804	$4,471
Secured by junior-lien	22,473	12,297	33,406	68,176	3,293,935	3,362,111	7,688

Total home equity	$37,509	$20,382	$66,420	$124,311	$8,366,604	$8,490,915	$12,159
Residential mortgage
Residential mortgage	$102,702	$42,009	$139,379	$284,090	$5,544,607	$5,828,697	$88,052
Purchased credit-impaired	—	—	—	—	1,912	1,912	—

Total residential mortgage	$102,702	$42,009	$139,379	$284,090	$5,546,519	$5,830,609	$88,052	(5)
Other consumer
Other consumer	$5,491	$1,086	$837	$7,414	$406,286	$413,700	$837
Purchased credit-impaired	—	—	—	—	51	51	—

Total other consumer	$5,491	$1,086	$837	$7,414	$406,337	$413,751	$837
Total loans and leases	$234,853	$81,470	$282,040	$598,363	$47,057,363	$47,655,726	$130,481

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	Amounts include HTF administrative lease delinquencies.
(3)	Amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(4)	Includes $50,640 thousand guaranteed by the U.S. government.
(5)	Includes $55,012 thousand guaranteed by the U.S. government.

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

The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan greater than $1.0 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month loss emergence period.

In the case of other homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance, and this information is used to estimate expected losses over the emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. Models utilized in the ALLL estimation process are subject to the Company’s model validation policies.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2015 and 2014:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended June 30, 2015:
ALLL balance, beginning of period	$284,573	$100,752	$37,125	$110,280	$55,380	$17,016	$605,126
Loan charge-offs	(12,213)	(8,288)	(7,691)	(8,629)	(3,610)	(6,539)	(46,970)
Recoveries of loans previously charged-off	7,802	2,763	4,249	3,979	1,468	1,334	21,595
Provision (reduction in allowance) for loan and lease losses	4,879	(3,167)	5,418	5,548	(1,559)	8,671	19,790
Allowance for loans sold or transferred to loans held for sale	—	—	1	—	—	—	1

ALLL balance, end of period	$285,041	$92,060	$39,102	$111,178	$51,679	$20,482	$599,542

AULC balance, beginning of period	$42,315	$5,531	$—	$2,639	$9	$4,248	$54,742
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(466)	247	—	(117)	8	957	629

AULC balance, end of period	$41,849	$5,778	$—	$2,522	$17	$5,205	$55,371

ACL balance, end of period	$326,890	$97,838	$39,102	$113,700	$51,696	$25,687	$654,913

Six-month period ended June 30, 2015:
ALLL balance, beginning of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan charge-offs	(36,825)	(10,301)	(15,794)	(17,215)	(8,473)	(13,437)	(102,045)
Recoveries of loans previously charged-off	21,011	8,788	8,104	7,940	3,515	2,880	52,238
Provision (reduction in allowance) for loan and lease losses	13,860	(9,266)	15,618	24,040	9,426	(7,233)	46,445
Allowance for loans sold or transferred to loans held for sale	—	—	(2,292)	—	—	—	(2,292)

ALLL balance, end of period	$285,041	$92,060	$39,102	$111,178	$51,679	$20,482	$599,542

AULC balance, beginning of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(7,139)	(263)	—	598	9	1,360	(5,435)

AULC balance, end of period	$41,849	$5,778	$—	$2,522	$17	$5,205	$55,371

ACL balance, end of period	$326,890	$97,838	$39,102	$113,700	$51,696	$25,687	$654,913

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended June 30, 2014:
ALLL balance, beginning of period	$266,979	$160,306	$25,178	$113,177	$39,068	$27,210	$631,918
Loan charge-offs	(23,245)	(2,998)	(6,632)	(13,201)	(6,062)	(6,689)	(58,827)
Recoveries of loans previously charged-off	12,648	5,189	3,706	4,710	2,656	1,275	30,184
Provision for (reduction in allowance) loan and lease losses	22,130	(25,151)	4,906	1,257	11,529	17,155	31,826
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	—	—

ALLL balance, end of period	$278,512	$137,346	$27,158	$105,943	$47,191	$38,951	$635,101

AULC balance, beginning of period	$46,316	$9,127	$—	$1,791	$8	$2,126	$59,368
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(1,566)	(1,597)	—	186	—	536	(2,441)

AULC balance, end of period	$44,750	$7,530	$—	$1,977	$8	$2,662	$56,927

ACL balance, end of period	$323,262	$144,876	$27,158	$107,920	$47,199	$41,613	$692,028

Six-month period ended June 30, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(39,582)	(13,108)	(14,676)	(34,260)	(15,048)	(15,164)	(131,838)
Recoveries of loans previously charged-off	20,379	16,286	7,108	10,082	3,783	2,571	60,209
Provision for (reduction in allowance) loan and lease losses	31,914	(28,389)	3,673	18,990	18,879	14,920	59,987
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	(1,127)	(1,127)

ALLL balance, end of period	$278,512	$137,346	$27,158	$105,943	$47,191	$38,951	$635,101

AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(4,846)	(2,361)	—	214	(1)	1,022	(5,972)

AULC balance, end of period	$44,750	$7,530	$—	$1,977	$8	$2,662	$56,927

ACL balance, end of period	$323,262	$144,876	$27,158	$107,920	$47,199	$41,613	$692,028

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

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off or written down to net realizable value at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

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

The following table presents each loan and lease class by credit quality indicator at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,875,455	$114,939	$207,241	$2,224	$4,199,859
Purchased credit-impaired	4,061	500	15,360	201	20,122
Other commercial and industrial	14,892,225	315,347	572,268	2,855	15,782,695

Total commercial and industrial	$18,771,741	$430,786	$794,869	$5,280	$20,002,676
Commercial real estate:
Retail properties	$1,284,017	$13,750	$58,006	$(255)	$1,355,518
Multi family	1,084,707	12,041	23,345	491	1,120,584
Office	859,603	27,135	42,155	2,047	930,940
Industrial and warehouse	488,609	347	11,768	363	501,087
Purchased credit-impaired	8,923	158	16,656	1,854	27,591
Other commercial real estate	1,242,841	4,678	29,714	840	1,278,073

Total commercial real estate	$4,968,700	$58,109	$181,644	$5,340	$5,213,793

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$4,172,286	$3,177,579	$961,996	$237,220	$8,549,081
Home equity:
Secured by first-lien	$3,311,887	$1,438,410	$282,919	$171,841	$5,205,057
Secured by junior-lien	1,824,355	1,041,941	349,377	105,546	3,321,219

Total home equity	$5,136,242	$2,480,351	$632,296	$277,387	$8,526,276
Residential mortgage:
Residential mortgage	$3,528,722	$1,795,997	$603,735	$56,506	$5,984,960
Purchased credit-impaired	636	723	681	—	2,040

Total residential mortgage	$3,529,358	$1,796,720	$604,416	$56,506	$5,987,000
Other consumer:
Other consumer	$218,022	$220,435	$33,893	$1,074	$473,424
Purchased credit-impaired	—	51	—	—	51

Total other consumer	$218,022	$220,486	$33,893	$1,074	$473,475

	December 31, 2014
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,959,046	$117,637	$175,767	$2,425	$4,254,875
Purchased credit-impaired	3,915	741	14,901	3,671	23,228
Other commercial and industrial	13,925,334	386,666	440,036	3,007	14,755,043

Total commercial and industrial	$17,888,295	$505,044	$630,704	$9,103	$19,033,146
Commercial real estate:
Retail properties	$1,279,064	$10,204	$67,911	$567	$1,357,746
Multi family	1,044,521	12,608	32,322	965	1,090,416
Office	902,474	33,107	42,578	2,144	980,303
Industrial and warehouse	487,454	7,877	17,781	289	513,401
Purchased credit-impaired	6,914	803	25,460	5,194	38,371
Other commercial real estate	1,166,293	9,635	40,019	1,219	1,217,166

Total commercial real estate	$4,886,720	$74,234	$226,071	$10,378	$5,197,403

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$4,165,811	$3,249,141	$1,028,381	$246,569	$8,689,902
Home equity:
Secured by first-lien	$3,255,088	$1,426,191	$283,152	$164,373	$5,128,804
Secured by junior-lien	1,832,663	1,095,332	348,825	85,291	3,362,111

Total home equity	$5,087,751	$2,521,523	$631,977	$249,664	$8,490,915
Residential mortgage
Residential mortgage	$3,285,310	$1,785,137	$666,562	$91,688	$5,828,697
Purchased credit-impaired	594	1,135	183	—	1,912

Total residential mortgage	$3,285,904	$1,786,272	$666,745	$91,688	$5,830,609
Other consumer
Other consumer	$195,128	$187,781	$30,582	$209	$413,700
Purchased credit-impaired	—	51	—	—	51

Total other consumer	$195,128	$187,832	$30,582	$209	$413,751

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

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

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral, less anticipated selling costs, if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium, discount, fees, or costs. A specific reserve is established as a component of the ALLL when a commercial loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve. The consumer portfolios are assessed on a pooled basis using a discounted cash flow basis.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2015 and December 31, 2014:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at June 30, 2015:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$696	$—	$—	$—	$258	$7	$961
Attributable to loans individually evaluated for impairment	15,570	13,285	1,471	25,933	10,066	122	66,447
Attributable to loans collectively evaluated for impairment	268,775	78,775	37,631	85,245	41,355	20,353	532,134

Total ALLL balance	$285,041	$92,060	$39,102	$111,178	$51,679	$20,482	$599,542

Loan and Lease Ending Balances at June 30, 2015:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$20,122	$27,591	$—	$—	$2,040	$51	$49,804
Individually evaluated for impairment	402,525	196,593	28,805	336,485	364,782	4,881	1,334,071
Collectively evaluated for impairment	19,580,029	4,989,609	8,520,276	8,189,791	5,620,178	468,543	47,368,426

Total loans and leases evaluated for impairment	$20,002,676	$5,213,793	$8,549,081	$8,526,276	$5,987,000	$473,475	$48,752,301

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2014
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$3,846	$—	$—	$—	$8	$245	$4,099
Attributable to loans individually evaluated for impairment	11,049	18,887	1,531	26,027	16,535	214	74,243
Attributable to loans collectively evaluated for impairment	272,100	83,952	31,935	70,386	30,668	37,813	526,854

Total ALLL balance:	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196

Loan and Lease Ending Balances at December 31, 2014
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$23,228	$38,371	$—	$—	$1,912	$51	$63,562
Individually evaluated for impairment	216,993	217,262	30,612	310,446	369,577	4,088	1,148,978
Collectively evaluated for impairment	18,792,925	4,941,770	8,659,290	8,180,469	5,459,120	409,612	46,443,186

Total loans and leases evaluated for impairment	$19,033,146	$5,197,403	$8,689,902	$8,490,915	$5,830,609	$413,751	$47,655,726

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

				Three Months Ended		Six Months Ended
	June 30, 2015			June 30, 2015		June 30, 2015
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$44,108	$51,709	$—	$21,025	$72	$16,645	$147
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	85,281	110,447	—	71,905	498	56,728	836

Total commercial and industrial	$129,389	$162,156	$—	$92,930	$570	$73,373	$983
Commercial real estate:
Retail properties	$53,513	$83,484	$—	$50,905	$463	$54,231	$959
Multi family	—	—	—	—	—	—	—
Office	29,004	33,955	—	11,515	86	6,597	117
Industrial and warehouse	—	—	—	—	—	263	7
Purchased credit-impaired	27,591	74,557	—	31,468	2,163	33,769	3,941
Other commercial real estate	2,319	3,334	—	1,838	16	3,096	62

Total commercial real estate	$112,427	$195,330	$—	$95,726	$2,728	$97,956	$5,086
Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$50,530	$57,310	$3,455	$59,605	$495	$55,448	$934
Purchased credit-impaired	20,122	29,969	696	20,750	1,577	21,576	2,874
Other commercial and industrial	222,606	228,512	12,115	183,095	1,339	61,833	1,086

Total commercial and industrial	$293,258	$315,791	$16,266	$263,450	$3,411	$138,857	$4,894
Commercial real estate: (4)
Retail properties	$38,132	$39,601	$4,651	$44,213	$418	$42,312	$780
Multi family	15,921	17,690	2,444	16,200	184	15,884	354
Office	25,617	30,019	2,146	40,710	450	45,644	1,013
Industrial and warehouse	6,098	6,297	507	5,835	81	7,079	163
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	25,989	32,728	3,537	29,405	335	29,254	689

Total commercial real estate	$111,757	$126,335	$13,285	$136,363	$1,468	$140,173	$2,999
Automobile	$28,805	$29,026	$1,471	$29,482	$544	$29,859	$1,105
Home equity:
Secured by first-lien	$150,259	$155,467	$8,818	$148,892	$1,715	$147,783	$3,299
Secured by junior-lien	186,226	219,608	17,115	181,059	2,231	175,666	4,216

Total home equity	$336,485	$375,075	$25,933	$329,951	$3,946	$323,449	$7,515
Residential mortgage (6):
Residential mortgage	$364,782	$407,126	$10,066	$369,245	$2,978	$369,356	$6,100
Purchased credit-impaired	2,040	3,017	258	2,104	4	2,040	7

Total residential mortgage	$366,822	$410,143	$10,324	$371,349	$2,982	$371,396	$6,107
Other consumer:
Other consumer	$4,881	$4,881	$122	$4,963	$65	$4,671	$128
Purchased credit-impaired	51	114	7	51	160	51	291

Total other consumer	$4,932	$4,995	$129	$5,014	$225	$4,722	$419

				Three Months Ended		Six Months Ended
	December 31, 2014			June 30, 2014		June 30, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13,536	$13,536	$—	$3,680	$35	$4,293	$84
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	24,309	26,858	—	7,558	89	7,584	186

Total commercial and industrial	$37,845	$40,394	$—	$11,238	$124	$11,877	$270
Commercial real estate:
Retail properties	$61,915	$91,627	$—	$55,039	$632	$54,665	$1,237
Multi family	—	—	—	—	—	—	—
Office	1,130	3,574	—	2,394	40	4,400	229
Industrial and warehouse	3,447	3,506	—	5,114	68	7,100	176
Purchased credit-impaired	38,371	91,075	—	67,008	5,315	72,030	7,733
Other commercial real estate	6,608	6,815	—	6,849	79	6,338	136

Total commercial real estate	$111,471	$196,597	$—	$136,404	$6,134	$144,533	$9,511
Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$44,869	$53,639	$4,220	$40,748	$390	$39,796	$789
Purchased credit-impaired	23,228	35,307	3,846	35,887	3,282	35,767	4,775
Other commercial and industrial	134,279	162,908	6,829	78,200	688	64,840	1,279

Total commercial and industrial	$202,376	$251,854	$14,895	$154,835	$4,360	$140,403	$6,843
Commercial real estate: (4)
Retail properties	$37,081	$38,397	$3,536	$64,092	$487	$66,349	$1,064
Multi family	17,277	23,725	2,339	17,024	164	15,827	315
Office	52,953	56,268	8,399	54,025	610	52,723	1,146
Industrial and warehouse	8,888	10,396	720	8,658	61	8,897	109
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	27,963	33,472	3,893	50,778	541	47,501	1,015

Total commercial real estate	$144,162	$162,258	$18,887	$194,577	$1,863	$191,297	$3,649
Automobile	$30,612	$32,483	$1,531	$34,594	$719	$35,424	$1,402
Home equity:
Secured by first-lien	$145,566	$157,978	$8,296	$122,449	$1,371	$118,307	$2,610
Secured by junior-lien	164,880	208,118	17,731	123,839	1,547	115,545	2,861

Total home equity	$310,446	$366,096	$26,027	$246,288	$2,918	$233,852	$5,471
Residential mortgage (6):
Residential mortgage	$369,577	$415,280	$16,535	$387,019	$2,984	$387,325	$5,848
Purchased credit-impaired	1,912	3,096	8	2,308	219	2,371	318

Total residential mortgage	$371,489	$418,376	$16,543	$389,327	$3,203	$389,696	$6,166
Other consumer:
Other consumer	$4,088	$4,209	$214	$2,731	$60	$2,168	$93
Purchased credit-impaired	51	123	245	90	5	103	7

Total other consumer	$4,139	$4,332	$459	$2,821	$65	$2,271	$100

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At June 30, 2015, $75,749 thousand of the $293,258 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $62,737 thousand of the $202,376 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At June 30, 2015, $28,457 thousand of the $111,757 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $27,423 thousand of the $144,162 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At June 30, 2015, $30,974 thousand of the $366,822 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2014, $24,470 thousand of the $371,489 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analyses, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All commercial TDRs are reviewed and approved by our SAD. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and could increase the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(2)	Reduces the amount of loan principal to be amortized and increases the amount of the balloon payment at the end of the term of the loan. This concession also reduces the minimum monthly payment. Principal is generally not forgiven.
(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Chapter 7 bankruptcy: A bankruptcy court’s discharge of a borrower’s debt is considered a concession when the borrower does not reaffirm the discharged debt.

•

Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest.

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and six-month periods ended June 30, 2015 and 2014, was not significant.

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

Our TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of our concessions for the C&I and CRE portfolios are the extension of the maturity date, but could also include an increase in the interest rate. In these instances, the primary concession is the maturity date extension.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2015 and 2014:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	June 30, 2015			June 30, 2014
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	2	$189	$(1)	9	$857	$21
Amortization or maturity date change	55	36,506	(1,928)	19	3,728	(66)
Other	—	—	—	2	976	(34)

Total C&I—Owner occupied	57	$36,695	$(1,929)	30	$5,561	$(79)
C&I—Other commercial and industrial:
Interest rate reduction	4	$405	$10	9	$17,487	$(1,774)
Amortization or maturity date change	153	155,849	(8,415)	55	20,780	(579)
Other	1	124	—	6	2,304	(92)

Total C&I—Other commercial and industrial	158	$156,378	$(8,405)	70	$40,571	$(2,445)
CRE—Retail properties:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	1	6,396	(1,334)	5	9,911	(233)
Other	—	—	—	3	3,868	56

Total CRE—Retail properties	1	$6,396	$(1,334)	8	$13,779	$(177)
CRE—Multi family:
Interest rate reduction	1	$90	$—	1	$95	$—
Amortization or maturity date change	11	5,191	(28)	7	177	(2)
Other	8	216	(6)	2	3,976	62

Total CRE—Multi family	20	$5,497	$(34)	10	$4,248	$60
CRE—Office:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	7	4,988	103	6	6,084	(360)
Other	1	30	(2)	3	14,127	(3,482)

Total CRE—Office	8	$5,018	$101	9	$20,211	$(3,842)
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	4	2,160	91	2	2,384	216
Other	—	—	—	—	—	—

Total CRE—Industrial and Warehouse	4	$2,160	$91	2	$2,384	$216

CRE—Other commercial real estate:
Interest rate reduction	—	$—	$—	1	$715	$44
Amortization or maturity date change	10	4,072	16	23	26,469	(2,900)
Other	1	82	(22)	—	—	—

Total CRE—Other commercial real estate	11	$4,154	$(6)	24	$27,184	$(2,856)
Automobile:
Interest rate reduction	12	$23	$1	47	$426	$8
Amortization or maturity date change	316	2,132	96	963	5,878	35
Chapter 7 bankruptcy	146	1,138	61	138	1,010	(15)
Other	—	—	—	—	—	—

Total Automobile	474	$3,293	$158	1,148	$7,314	$28
Residential mortgage:
Interest rate reduction	4	$261	$(52)	7	$1,445	$(42)
Amortization or maturity date change	70	9,416	(74)	149	23,284	452
Chapter 7 bankruptcy	35	2,884	(7)	32	3,484	93
Other	—	—	—	2	194	5

Total Residential mortgage	109	$12,561	$(133)	190	$28,407	$508
First-lien home equity:
Interest rate reduction	11	$1,160	$42	45	$4,158	$413
Amortization or maturity date change	65	6,432	(325)	95	8,574	95
Chapter 7 bankruptcy	22	1,270	54	22	1,032	97
Other	—	—	—	—	—	—

Total First-lien home equity	98	$8,862	$(229)	162	$13,764	$605
Junior-lien home equity:
Interest rate reduction	4	$98	$6	81	$2,955	$220
Amortization or maturity date change	419	18,077	(2,615)	392	15,425	(1,740)
Chapter 7 bankruptcy	57	650	1,358	44	688	902
Other	—	—	—	—	—	—

Total Junior-lien home equity	480	$18,825	$(1,251)	517	$19,068	$(618)
Other consumer:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	2	33	2	26	1,115	(22)
Chapter 7 bankruptcy	3	39	8	16	418	(50)
Other	—	—	—	—	—	—

Total Other consumer	5	$72	$10	42	$1,533	$(72)
Total new troubled debt restructurings	1,425	$259,911	$(12,961)	2,212	$184,024	$(8,672)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

	New Troubled Debt Restructurings During The Six-Month Period Ended (1)
	June 30, 2015			June 30, 2014
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	3	$235	$(2)	15	$1,781	$21
Amortization or maturity date change	101	46,966	(2,102)	37	8,337	(62)
Other	3	613	(29)	4	1,816	(35)

Total C&I—Owner occupied	107	$47,814	$(2,133)	56	$11,934	$(76)
C&I—Other commercial and industrial:
Interest rate reduction	5	$435	$9	19	$45,481	$(1,921)
Amortization or maturity date change	270	236,226	(7,601)	109	53,380	358
Other	6	28,512	(430)	10	6,670	(68)

Total C&I—Other commercial and industrial	281	$265,173	$(8,022)	138	$105,531	$(1,631)
CRE—Retail properties:
Interest rate reduction	1	$1,657	$(11)	3	$11,105	$421
Amortization or maturity date change	12	10,973	(1,533)	10	22,149	(181)
Other	—	—	—	9	13,765	(35)

Total CRE—Retail properties	13	$12,630	$(1,544)	22	$47,019	$205
CRE—Multi family:
Interest rate reduction	1	$90	$—	11	$740	$—
Amortization or maturity date change	30	10,236	(29)	11	380	(2)
Other	8	216	(6)	4	4,299	62

Total CRE—Multi family	39	$10,542	$(35)	26	$5,419	$60
CRE—Office:
Interest rate reduction	—	$—	$—	2	$120	$(1)
Amortization or maturity date change	12	31,073	72	10	9,216	(360)
Other	1	30	(2)	4	24,911	(3,482)

Total CRE—Office	13	$31,103	$70	16	$34,247	$(3,843)
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	2	$4,046	$—
Amortization or maturity date change	5	2,386	91	5	3,557	212
Other	—	—	—	1	977	—

Total CRE—Industrial and Warehouse	5	$2,386	$91	8	$8,580	$212

CRE—Other commercial real estate:
Interest rate reduction	—	$—	$—	5	$5,019	$51
Amortization or maturity date change	17	7,731	27	44	73,005	(2,775)
Other	2	234	(22)	2	928	(1)

Total CRE—Other commercial real estate	19	$7,965	$5	51	$78,952	$(2,725)
Automobile:
Interest rate reduction	25	$42	$2	48	$428	$8
Amortization or maturity date change	812	5,484	254	1,169	7,227	27
Chapter 7 bankruptcy	290	2,361	161	318	2,371	(41)
Other	—	—	—	—	—	—

Total Automobile	1,127	$7,887	$417	1,535	$10,026	$(6)
Residential mortgage:
Interest rate reduction	9	$737	$(56)	15	$2,233	$(24)
Amortization or maturity date change	193	23,274	(195)	217	31,302	555
Chapter 7 bankruptcy	69	7,060	(131)	117	12,491	375
Other	6	708	—	3	299	5

Total Residential mortgage	277	$31,779	$(382)	352	$46,325	$911
First-lien home equity:
Interest rate reduction	21	$2,579	$68	95	$7,966	$604
Amortization or maturity date change	114	10,043	(628)	135	11,164	(331)
Chapter 7 bankruptcy	48	2,855	134	43	2,422	100
Other	—	—	—	—	—	—

Total First-lien home equity	183	$15,477	$(426)	273	$21,552	$373
Junior-lien home equity:
Interest rate reduction	8	$349	$21	168	$5,822	$170
Amortization or maturity date change	766	34,584	(551)	633	25,085	(3,592)
Chapter 7 bankruptcy	108	1,425	2,245	103	1,613	1,438
Other	—	—	—	—	—	—

Total Junior-lien home equity	882	$36,358	$1,715	904	$32,520	$(1,984)
Other consumer:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	6	128	6	30	1,135	(22)
Chapter 7 bankruptcy	5	45	9	19	441	(51)
Other	—	—	—	—	—	—

Total Other consumer	11	$173	$15	49	$1,576	$(73)
Total new troubled debt restructurings	2,957	$469,287	$(10,229)	3,430	$403,681	$(8,577)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered to be in payment redefault at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month and six-month periods ended June 30, 2015 and 2014:

	Troubled Debt Restructurings That Have Redefaulted (1)
	Within One Year Of Modification During The Three Months Ended
	June 30, 2015		June 30, 2014
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	423	2	400
Other	—	—	—	—

Total C&I—Owner occupied	2	$423	2	$400
C&I—Other commercial and industrial:
Interest rate reduction	1	$27	—	$—
Amortization or maturity date change	8	1,572	3	720
Other	—	—	—	—

Total C&I—Other commercial and industrial	9	$1,599	3	$720
CRE—Retail Properties:
Interest rate reduction	1	$47	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Retail properties	1	$47	—	$—
CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	5	142	1	212
Other	—	—	—	—

Total CRE—Multi family	5	$142	1	$212
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	392	1	493
Other	—	—	—	—

Total CRE—Office	1	$392	1	$493
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Other commercial real estate	—	$—	—	$—

Automobile:
Interest rate reduction	1	$4	—	$—
Amortization or maturity date change	6	89	7	78
Chapter 7 bankruptcy	7	73	24	161
Other	—	—	—	—

Total Automobile	14	$166	31	$239
Residential mortgage:
Interest rate reduction	—	$—	1	$220
Amortization or maturity date change	10	825	15	1,596
Chapter 7 bankruptcy	2	139	8	433
Other	—	—	—	—

Total Residential mortgage	12	$964	24	$2,249
First-lien home equity:
Interest rate reduction	—	$—	1	$50
Amortization or maturity date change	2	180	4	315
Chapter 7 bankruptcy	4	203	5	399
Other	—	—	—	—

Total First-lien home equity	6	$383	10	$764
Junior-lien home equity:
Interest rate reduction	1	$160	—	$—
Amortization or maturity date change	8	339	8	368
Chapter 7 bankruptcy	3	187	6	26
Other	—	—	—	—

Total Junior-lien home equity	12	$686	14	$394
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—

Total Other consumer	—	$—	—	$—
Total troubled debt restructurings with subsequent redefault	62	$4,802	86	$5,471

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan within any portfolio or class. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

	Troubled Debt Restructurings That Have Redefaulted (1)
	Within One Year of Modification During The Six Months Ended
	June 30, 2015		June 30, 2014
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	572	2	400
Other	—	—	1	230

Total C&I—Owner occupied	3	$572	3	$630
C&I—Other commercial and industrial:
Interest rate reduction	1	$27	—	$—
Amortization or maturity date change	10	1,686	7	1,044
Other	—	—	—	—

Total C&I—Other commercial and industrial	11	$1,713	7	$1,044
CRE—Retail Properties:
Interest rate reduction	1	$47	—	$—
Amortization or maturity date change	1	6,482	—	—
Other	—	—	—	—

Total CRE—Retail properties	2	$6,529	—	$—
CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	8	911	1	212
Other	—	—	—	—

Total CRE—Multi family	8	$911	1	$212
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	1,388	1	493
Other	—	—	—	—

Total CRE—Office	2	$1,388	1	$493
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	1	561
Other	—	—	—	—

Total CRE—Other commercial real estate	—	$—	1	$561

Automobile:
Interest rate reduction	1	$4	—	$—
Amortization or maturity date change	12	199	26	182
Chapter 7 bankruptcy	14	123	37	231
Other	—	—	—	—

Total Automobile	27	$326	63	$413
Residential mortgage:
Interest rate reduction	1	$61	3	$350
Amortization or maturity date change	26	2,601	44	5,054
Chapter 7 bankruptcy	4	389	23	1,945
Other	—	—	—	—

Total Residential mortgage	31	$3,051	70	$7,349
First-lien home equity:
Interest rate reduction	1	$155	2	$163
Amortization or maturity date change	4	258	8	930
Chapter 7 bankruptcy	23	1,926	8	600
Other	—	—	—	—

Total First-lien home equity	28	$2,339	18	$1,693
Junior-lien home equity:
Interest rate reduction	2	$197	—	$—
Amortization or maturity date change	20	798	14	698
Chapter 7 bankruptcy	12	401	22	596
Other	—	—	—	—

Total Junior-lien home equity	34	$1,396	36	$1,294
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—

Total Other consumer	—	$—	—	$—
Total troubled debt restructurings with subsequent redefault	146	$18,225	200	$13,689

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio or class may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At June 30, 2015, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of June 30, 2015, these borrowings and advances are secured by $17.2 billion of loans and securities.

On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance (HTF). Huntington assumed debt associated with two securitizations. As of June 30, 2015, the debt is secured by $260.4 million of leases held by the trusts.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$7,083	$7,085	$—	$—
1-5 years	5,446	5,515	5,435	5,452
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total U.S. Treasury	12,529	12,600	5,435	5,452

Federal agencies: mortgage-backed securities:
Under 1 year	32,515	32,602	47,023	47,190
1-5 years	201,594	204,837	216,775	221,078
6-10 years	228,390	232,017	184,576	186,938
Over 10 years	5,647,118	5,691,814	4,825,525	4,867,495

Total Federal agencies: mortgage-backed securities	6,109,617	6,161,270	5,273,899	5,322,701

Other agencies:
Under 1 year	1,703	1,710	33,047	33,237
1-5 years	8,265	8,693	9,122	9,575
6-10 years	152,433	155,589	103,530	105,019
Over 10 years	161,679	163,192	204,016	203,712

Total other agencies	324,080	329,184	349,715	351,543

Total U.S. Treasury, Federal agency, and other agency securities	6,446,226	6,503,054	5,629,049	5,679,696

Municipal securities:
Under 1 year	252,645	244,911	256,399	255,835
1-5 years	389,879	391,985	269,385	274,003
6-10 years	997,694	1,006,042	938,780	945,954
Over 10 years	453,343	475,428	376,747	392,777

Total municipal securities	2,093,561	2,118,366	1,841,311	1,868,569

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	1,065	1,109	—	—
6-10 years	—	—	1,314	1,371
Over 10 years	38,217	36,895	42,416	40,555

Total private-label CMO	39,282	38,004	43,730	41,926

Asset-backed securities:
Under 1 year	—	—	—	—
1-5 years	146,428	146,936	228,852	229,364
6-10 years	128,509	128,725	144,163	144,193
Over 10 years	552,443	515,656	641,984	582,441

Total asset-backed securities	827,380	791,317	1,014,999	955,998

Corporate debt:
Under 1 year	29,986	29,990	18,767	18,953
1-5 years	308,150	315,987	314,773	323,503
6-10 years	109,769	108,607	145,611	143,720
Over 10 years	—	—	—	—

Total corporate debt	447,905	454,584	479,151	486,176

Other:
Under 1 year	—	—	250	250
1-5 years	3,950	3,897	3,150	3,066
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	332,095	332,095	331,559	331,559
Mutual funds	11,823	11,823	16,151	16,161
Marketable equity securities	962	1,731	536	1,269

Total other	348,830	349,546	351,646	352,305

Total available-for-sale and other securities	$10,203,184	$10,254,871	$9,359,886	$9,384,670

Non-marketable equity securities at June 30, 2015 and December 31, 2014 include $157.0 million of stock issued by the FHLB of Cincinnati, and $174.4 million and $174.5 million, respectively, of Federal Reserve Bank stock. Non-marketable equity securities are recorded at amortized cost.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at June 30, 2015 and December 31, 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2015
U.S. Treasury	$12,529	$71	$—	$12,600
Federal agencies:
Mortgage-backed securities	6,109,617	68,308	(16,655)	6,161,270
Other agencies	324,080	5,121	(17)	329,184

Total U.S. Treasury, Federal agency securities	6,446,226	73,500	(16,672)	6,503,054
Municipal securities	2,093,561	44,281	(19,476)	2,118,366
Private-label CMO	39,282	1,133	(2,411)	38,004
Asset-backed securities	827,380	1,946	(38,009)	791,317
Corporate debt	447,905	8,292	(1,613)	454,584
Other securities	348,830	769	(53)	349,546

Total available-for-sale and other securities	$10,203,184	$129,921	$(78,234)	$10,254,871

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
U.S. Treasury	$5,435	$17	$—	$5,452
Federal agencies:
Mortgage-backed securities	5,273,899	63,906	(15,104)	5,322,701
Other agencies	349,715	2,871	(1,043)	351,543

Total U.S. Treasury, Federal agency securities	5,629,049	66,794	(16,147)	5,679,696
Municipal securities	1,841,311	37,398	(10,140)	1,868,569
Private-label CMO	43,730	1,116	(2,920)	41,926
Asset-backed securities	1,014,999	2,061	(61,062)	955,998
Corporate debt	479,151	9,442	(2,417)	486,176
Other securities	351,646	743	(84)	352,305

Total available-for-sale and other securities	$9,359,886	$117,554	$(92,770)	$9,384,670

At June 30, 2015, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.4 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at June 30, 2015.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2015 and December 31, 2014:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Federal agencies:
Mortgage-backed securities	1,165,377	(6,575)	284,316	(10,080)	1,449,693	(16,655)
Other agencies	1,484	(17)	—	—	1,484	(17)

Total Federal agency securities	1,166,861	(6,592)	284,316	(10,080)	1,451,177	(16,672)
Municipal securities	521,393	(15,835)	231,486	(3,641)	752,879	(19,476)
Private-label CMO	—	—	22,246	(2,411)	22,246	(2,411)
Asset-backed securities	234,815	(1,490)	259,598	(36,519)	494,413	(38,009)
Corporate debt	90,201	(580)	21,677	(1,033)	111,878	(1,613)
Other securities	765	(35)	1,483	(18)	2,248	(53)

Total temporarily impaired securities	$2,014,035	$(24,532)	$820,806	$(53,702)	$2,834,841	$(78,234)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal agencies:
Mortgage-backed securities	501,858	(1,909)	527,280	(13,195)	1,029,138	(15,104)
Other agencies	159,708	(1,020)	1,281	(23)	160,989	(1,043)

Total Federal agency securities	661,566	(2,929)	528,561	(13,218)	1,190,127	(16,147)
Municipal securities	568,619	(9,127)	96,426	(1,013)	665,045	(10,140)
Private-label CMO	—	—	22,650	(2,920)	22,650	(2,920)
Asset-backed securities	157,613	(641)	325,691	(60,421)	483,304	(61,062)
Corporate debt	49,562	(252)	88,398	(2,165)	137,960	(2,417)
Other securities	—	—	1,416	(84)	1,416	(84)

Total temporarily impaired securities	$1,437,360	$(12,949)	$1,063,142	$(79,821)	$2,500,502	$(92,770)

The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Gross gains on sales of securities	$82	$490	$82	$17,480
Gross (losses) on sales of securities	—	—	—	(20)

Net gain on sales of securities	$82	$490	$82	$17,460

Security Impairment

Huntington evaluates the available-for-sale securities portfolio on a quarterly basis for impairment. We conduct a comprehensive security-level assessment on all available-for-sale securities. Impairment would exist when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the amortized cost is recovered, which may be maturity. As of June 30, 2015, Management has evaluated available-for-sale securities with unrealized losses for impairment and concluded no OTTI is required. For the three-month and six-month periods ended June 30, 2015 and 2014, there were no OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above. The OTTI recognized in accumulated other comprehensive income on debt securities held by Huntington at June 30, 2015 and 2014 is $30.9 million.

The highest risk segments of our investment portfolio are the trust preferred CDO and 2003-2006 vintage private-label CMO portfolios. The CDOs are in the asset-backed securities portfolio. These segments are in run off, and we have not purchased these types of securities since 2008. The fair values of the private label CMO and CDO assets have been impacted by various market conditions. The unrealized losses are primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid.

Private-label CMO securities are collateralized by first-lien residential mortgage loans. Of the $38.0 million of the private-label CMO securities reported at fair value at June 30, 2015, approximately $20.4 million are rated below investment grade. The securities are valued by a third party pricing specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, discount rates that are implied by market prices for similar securities, collateral structure types, and house price depreciation / appreciation rates that are based upon macroeconomic forecasts.

Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. Many collateral issuers have the option of deferring interest payments on their debt for up to five years. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2015, we had investments in nine different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool which was not included on the list and believe that it is more likely than not that we would not be required to sell and will be able to hold the security to recovery under the final Volcker Rule regulations.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at June 30, 2015. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Data

June 30, 2015

(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Credit Rating (3)	Performing/ Remaining (4)	Original Collateral	Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,646	$28,434	$25,212	$(3,222)	C	30/32	5%	7%	3%
ICONS	19,515	19,515	15,590	(3,925)	BB	19/21	7	16	56
MM Comm III	5,459	5,216	4,355	(861)	BB	6/9	5	6	33
Pre TSL IX (1)	5,000	3,955	3,177	(778)	C	28/38	17	9	8
Pre TSL XI (1)	25,000	20,399	15,380	(5,019)	C	42/55	16	9	9
Pre TSL XIII (1)	27,530	19,999	16,735	(3,264)	C	41/56	21	22	11
Reg Diversified (1)	25,500	5,706	2,468	(3,238)	D	25/40	32	7	—
Soloso (1)	12,500	2,440	618	(1,822)	C	34/58	29	19	—
Tropic III	31,000	31,000	18,535	(12,465)	CCC+	29/40	20	8	39

Total at June 30, 2015	$193,150	$136,664	$102,070	$(34,594)

Total at December 31, 2014	$193,597	$139,194	$82,738	$(56,456)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	These securities have been in a continuous loss position for longer than 12 months.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	24,476	24,901	24,263
Over 10 years	2,906,086	2,911,305	3,136,460	3,140,194

Total Federal agencies: mortgage-backed securities	2,930,987	2,935,781	3,161,361	3,164,457

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	92,903	94,396	54,010	54,843
Over 10 years	272,671	271,961	156,553	155,821

Total other agencies	365,574	366,357	210,563	210,664

Total U.S. Government backed agencies	3,296,561	3,302,138	3,371,924	3,375,121

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	7,599	7,341	7,981	7,594

Total municipal securities	7,599	7,341	7,981	7,594

Total held-to-maturity securities	$3,304,160	$3,309,479	$3,379,905	$3,382,715

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2015 and December 31, 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2015
Federal Agencies:
Mortgage-backed securities	$2,930,987	$24,266	$(19,472)	$2,935,781
Other agencies	365,574	2,537	(1,754)	366,357

Total U.S. Government backed agencies	3,296,561	26,803	(21,226)	3,302,138
Municipal securities	7,599	—	(258)	7,341

Total held-to-maturity securities	$3,304,160	$26,803	$(21,484)	$3,309,479

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$3,161,361	$24,832	$(21,736)	$3,164,457
Other agencies	210,563	1,251	(1,150)	210,664

Total U.S. Government backed agencies	3,371,924	26,083	(22,886)	3,375,121
Municipal securities	7,981	—	(387)	7,594

Total held-to-maturity securities	$3,379,905	$26,083	$(23,273)	$3,382,715

The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2015 and December 31, 2014:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Federal Agencies:
Mortgage-backed securities	$887,538	$(6,871)	$382,679	$(12,601)	$1,270,217	$(19,472)
Other agencies	163,312	(1,615)	21,662	(139)	184,974	(1,754)

Total U.S. Government backed securities	1,050,850	(8,486)	404,341	(12,740)	1,455,191	(21,226)
Municipal securities	—	—	7,341	(258)	7,341	(258)

Total temporarily impaired securities	$1,050,850	$(8,486)	$411,682	$(12,998)	$1,462,532	$(21,484)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$707,934	$(5,550)	$622,026	$(16,186)	$1,329,960	$(21,736)
Other agencies	36,956	(198)	71,731	(952)	108,687	(1,150)

Total U.S. Government backed securities	744,890	(5,748)	693,757	(17,138)	1,438,647	(22,886)
Municipal securities	7,594	(387)	—	—	7,594	(387)

Total temporarily impaired securities	$752,484	$(6,135)	$693,757	$(17,138)	$1,446,241	$(23,273)

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of June 30, 2015, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Residential mortgage loans sold with servicing retained	$938,412	$566,471	$1,569,096	$1,048,308
Pretax gains resulting from above loan sales (1)	27,471	14,996	42,334	27,072

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and six-month periods ended June 30, 2015 and 2014:

Fair Value Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Fair value, beginning of period	$20,455	$30,628	$22,786	$34,236
Change in fair value during the period due to:
Time decay (1)	(332)	(656)	(671)	(1,381)
Payoffs (2)	(997)	(1,611)	(1,815)	(3,525)
Changes in valuation inputs or assumptions (3)	1,555	(1,614)	381	(2,583)

Fair value, end of period:	$20,681	$26,747	$20,681	$26,747

Weighted-average life (years)	5.1	3.9	5.1	3.9

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Carrying value, beginning of period	$125,454	$132,651	$132,813	$128,064
New servicing assets created	10,338	5,578	16,792	10,631
Servicing assets acquired	—	—	—	3,505
Impairment (charge) / recovery	12,970	(3,685)	4,980	(7,027)
Amortization and other	(5,635)	(1,431)	(11,458)	(2,060)

Carrying value, end of period	$143,127	$133,113	$143,127	$133,113

Fair value, end of period	$143,434	$139,915	$143,434	$139,915

Weighted-average life (years)	6.5	5.9	6.5	5.9

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2015 and December 31, 2014, to changes in these assumptions follows:

	June 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	13.60%	$(955)	$(1,833)	15.60%	$(1,176)	$(2,248)
Spread over forward interest rate swap rates	597 bps	(659)	(1,277)	546 bps	(699)	(1,355)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2015 and December 31, 2014, to changes in these assumptions follows:

	June 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	9.80%	$(4,935)	$(9,525)	11.40%	$(5,289)	$(10,164)
Spread over forward interest rate swap rates	969 bps	(4,776)	(9,240)	856 bps	(4,343)	(8,403)

Total servicing, late and other ancillary fees, net of amortization of capitalized servicing assets included in mortgage banking income amounted to $3.7 million and $4.9 million for the three-month periods ended June 30, 2015 and 2014, respectively. For the six-month periods ended June 30, 2015 and 2014, total servicing fees included in mortgage banking income were $7.6 million and $9.9 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.7 billion and $15.6 billion at June 30, 2015 and December 31, 2014, respectively.

Automobile Loans and Leases

The following table summarizes activity relating to automobile loans sold and/or securitized with servicing retained for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Automobile loans securitized with servicing retained	$750,000	$—	$750,000	$—
Pretax gains resulting from above loan sales (1)	5,333	—	5,333	—

(1)	Recorded in gain on sale of loans.

In the 2015 second quarter, the UPB of automobile loans totaling $750.0 million were transferred to a trust in a securitization transaction in exchange for $780.1 million of net proceeds. The securitization and resulting sale of all underlying securities qualified for sale accounting. As a result of this transaction, Huntington recognized a $5.3 million gain which is reflected in gain on sale of loans on the Condensed Consolidated Statement of Income and recorded an $11.2 million servicing asset which is reflected in accrued income and other assets on the Condensed Consolidated Balance Sheet.

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

Changes in the carrying value of automobile loan servicing rights for the three-month and six-month periods ended June 30, 2015 and 2014, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Carrying value, beginning of period	$5,063	$14,357	$6,898	$17,672
New servicing assets created	11,180	—	11,180	—
Amortization and other	(1,913)	(2,842)	(3,748)	(6,157)

Carrying value, end of period	$14,330	$11,515	$14,330	$11,515

Fair value, end of period	$14,336	$11,846	$14,336	$11,846

Weighted-average life (years)	3.2	3.0	3.2	3.0

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at June 30, 2015 and December 31, 2014 follows:

	June 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	15.60%	$(622)	$(1,203)	14.62%	$(305)	$(496)
Spread over forward interest rate swap rates	500 bps	(15)	(30)	500 bps	(2)	(4)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $1.4 million and $2.0 million for the three-month periods ending June 30, 2015, and 2014, respectively. For the six-month periods ended June 30, 2015 and 2014, total servicing income, net of amortization of capitalized servicing assets and impairment, were $2.8 million and $4.1 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.3 billion and $0.8 billion at June 30, 2015 and December 31, 2014, respectively.

Small Business Association (SBA) Portfolio

The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
SBA loans sold with servicing retained	$53,534	$45,229	$95,935	$86,101
Pretax gains resulting from above loan sales (1)	4,696	5,396	8,270	9,772

(1)	Recorded in gain on sale of loans.

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

The following tables summarize the changes in the carrying value of the servicing asset for the three-month and six-month periods ended June 30, 2015 and 2014, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Carrying value, beginning of period	$17,947	$17,028	$18,536	$16,865
New servicing assets created	1,839	1,526	3,296	2,861
Amortization and other	(1,514)	(1,362)	(3,560)	(2,534)

Carrying value, end of period	$18,272	$17,192	$18,272	$17,192

Fair value, end of period	$20,350	$17,192	$20,350	$17,192

Weighted-average life (years)	3.3	3.5	3.3	3.5

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at June 30, 2015 and December 31, 2014 follows:

	June 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.70%	$(287)	$(569)	5.60%	$(211)	$(419)
Discount rate	1,500 bps	(547)	(1,071)	1,500 bps	(563)	(1,102)

Servicing income, net of amortization of capitalized servicing assets, amounted to $2.1 million and $1.8 million for the three-month periods ending June 30, 2015, and 2014, respectively. For the six-month periods ended June 30, 2015 and 2014, total servicing income, net of amortization of capitalized servicing assets, was $4.1 million and $3.6 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $929.4 million and $898.0 million at June 30, 2015 and December 31, 2014, respectively.

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

A rollforward of goodwill by business segment for the first six-month period of 2015 is presented in the table below:

(dollar amounts in thousands)	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/ Other	Huntington Consolidated
Balance, beginning of period	$368,097	$59,594	$—	$90,012	$—	$4,838	$522,541
Goodwill acquired during the period	—	155,828	—	—	—	—	155,828
Adjustments	—	—	—	—	—	—	—
Impairment	—	—	—	—	—	—	—

Balance, end of period	$368,097	$215,422	$—	$90,012	$—	$4,838	$678,369

On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which was re-branded Huntington Technology Finance (HTF). As part of the transaction, Huntington recorded $155.8 million of goodwill and $8.2 million of other intangible assets. For additional information on the acquisition, see Business Combinations footnote.

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

At June 30, 2015 and December 31, 2014, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2015
Core deposit intangible	$400,058	$(382,219)	$17,839
Customer relationship	116,120	(71,366)	44,754
Other	25,164	(25,052)	112

Total other intangible assets	$541,342	$(478,637)	$62,705

December 31, 2014
Core deposit intangible	$400,058	$(366,907)	$33,151
Customer relationship	107,920	(66,534)	41,386
Other	25,164	(25,030)	134

Total other intangible assets	$533,142	$(458,471)	$74,671

The estimated amortization expense of other intangible assets for the remainder of 2015 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2015	$7,700
2016	14,316
2017	12,908
2018	11,135
2019	9,825
2020	3,076

8. LONG-TERM DEBT

In June 2015, the Bank issued $750.0 million of senior notes at 99.711% of face value. The senior bank note issuances mature on June 30, 2018 and have a fixed coupon rate of 2.00%.

Effective March 31, 2015, Huntington completed its acquisition of HTF. As part of the acquisition, Huntington assumed $293.4 million of non-recourse debt with various financial institutions and maturity dates. The effective interest rate on the non-recourse debt is 3.20%. Huntington also assumed $254.8 million of debt associated with two securitizations. The securitization debt has various classes and associated maturity dates and has an effective interest rate of 1.70%.

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

9. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, were as follows:

	Three Months Ended
	June 30, 2015
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$13,490	$(4,770)	$8,720
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(52,119)	18,374	(33,745)
Less: Reclassification adjustment for net losses (gains) included in net income	(120)	42	(78)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(38,749)	13,646	(25,103)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	16	(5)	11
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(829)	290	(539)
Less: Reclassification adjustment for net (gains) losses included in net income	(138)	48	(90)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(967)	338	(629)

Net change in pension and other post-retirement obligations	1,390	(487)	903

Total other comprehensive income (loss)	$(38,310)	$13,492	$(24,818)

	Three Months Ended
	June 30, 2014
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1,252	$(443)	$809
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	36,437	(13,015)	23,422
Less: Reclassification adjustment for net losses (gains) included in net income	(284)	100	(184)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	37,405	(13,358)	24,047

Net change in unrealized holding gains (losses) on available-for-sale equity securities	323	(113)	210
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	27,253	(9,539)	17,714
Less: Reclassification adjustment for net (gains) losses included in net income	(813)	285	(528)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	26,440	(9,254)	17,186

Net change in pension and other post-retirement obligations	888	(311)	577

Total other comprehensive income (loss)	$65,056	$(23,036)	$42,020

	Six Months Ended
	June 30, 2015
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$18,735	$(6,625)	$12,110
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	8,384	(3,103)	5,281
Less: Reclassification adjustment for net losses (gains) included in net income	(241)	84	(157)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	26,878	(9,644)	17,234

Net change in unrealized holding gains (losses) on available-for-sale equity securities	25	(9)	16
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	27,317	(9,561)	17,756
Less: Reclassification adjustment for net (gains) losses included in net income	(261)	91	(170)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	27,056	(9,470)	17,586

Net change in pension and other post-retirement obligations	2,779	(973)	1,806

Total other comprehensive income (loss)	$56,738	$(20,096)	$36,642

	Six Months Ended
	June 30, 2014
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$8,660	$(3,062)	$5,598
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	62,682	(22,347)	40,335
Less: Reclassification adjustment for net losses (gains) included in net income	(15,659)	5,481	(10,178)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	55,683	(19,928)	35,755

Net change in unrealized holding gains (losses) on available-for-sale equity securities	376	(132)	244
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	30,058	(10,521)	19,537
Less: Reclassification adjustment for net (gains) losses included in net income	(3,705)	1,297	(2,408)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	26,353	(9,224)	17,129

Net change in pension and other post-retirement obligations	1,776	(622)	1,154

Total other comprehensive income (loss)	$84,188	$(29,906)	$54,282

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2015 and 2014:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)
Other comprehensive income before reclassifications	45,933	244	19,537	—	65,714
Amounts reclassified from accumulated OCI to earnings	(10,178)	—	(2,408)	1,154	(11,432)

Period change	35,755	244	17,129	1,154	54,282

Balance, June 30, 2014	$(3,479)	$536	$(1,715)	$(155,069)	$(159,727)

Balance, December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)
Other comprehensive income before reclassifications	17,391	16	17,756	—	35,163
Amounts reclassified from accumulated OCI to earnings	(157)	—	(170)	1,806	1,479

Period change	17,234	16	17,586	1,806	36,642

Balance, June 30, 2015	$32,371	$500	$5,353	$(223,874)	$(185,650)

(1)	Amounts at June 30, 2015 and December 31, 2014 include $1.0 million and $0.8 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2015 and 2014:

Reclassifications out of accumulated OCI
	Amounts		Location of net gain (loss)
	reclassified from		reclassified from accumulated
Accumulated OCI components	accumulated OCI		OCI into earnings
	Three	Three
	Months Ended	Months Ended
(dollar amounts in thousands)	June 30, 2015	June 30, 2014
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$80	$163	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	40	121	Noninterest income - net gains (losses) on sale of securities

	120	284	Total before tax
	(42)	(100)	Tax (expense) benefit

	$78	$184	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$118	$895	Interest income - loans and leases
Interest rate contracts	20	(82)	Noninterest income - other income

	138	813	Total before tax
	(48)	(285)	Tax (expense) benefit

	$90	$528	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,390)	$(888)	Noninterest expense - personnel costs

	(1,390)	(888)	Total before tax
	487	311	Tax (expense) benefit

	$(903)	$(577)	Net of tax

Reclassifications out of accumulated OCI
	Amounts		Location of net gain (loss)
	reclassified from		reclassified from accumulated
Accumulated OCI components	accumulated OCI		OCI into earnings
	Six	Six
	Months Ended	Months Ended
(dollar amounts in thousands)	June 30, 2015	June 30, 2014
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$201	$338	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	40	15,321	Noninterest income - net gains (losses) on sale of securities

	241	15,659	Total before tax
	(84)	(5,481)	Tax (expense) benefit

	$157	$10,178	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$251	$3,787	Interest income - loans and leases
Interest rate contracts	10	(82)	Noninterest income - other income

	261	3,705	Total before tax
	(91)	(1,297)	Tax (expense) benefit

	$170	$2,408	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(2,779)	$(1,776)	Noninterest expense - personnel costs

	(2,779)	(1,776)	Total before tax
	973	622	Tax (expense) benefit

	$(1,806)	$(1,154)	Net of tax

10. SHAREHOLDERS’ EQUITY

2015 Share Repurchase Program

During the three-month period ended June 30, 2015 Huntington repurchased a total of 8.8 million shares at a weighted average share price of $11.20. Huntington repurchased a total of 13.8 million shares of common stock during the six-month period ended June 30, 2015, at a weighted average price of $10.92.

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

2014 Share Repurchase Program

During the three months ended June 30, 2014 Huntington repurchased a total of 12.1 million shares at a weighted average share price of $9.17. Huntington repurchased a total of 26.7 million shares of common stock during the six months ended June 30, 2014, at a weighted average price of $9.26.

11. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for three-month and six-month periods ended June 30, 2015 and 2014, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		June 30,
(dollar amounts in thousands, except per share amounts)	2015	2014	2015	2014
Basic earnings per common share:
Net income	$196,206	$164,619	$362,060	$313,762
Preferred stock dividends	(7,968)	(7,963)	(15,933)	(15,927)

Net income available to common shareholders	$188,238	$156,656	$346,127	$297,835
Average common shares issued and outstanding	806,891	821,546	808,335	825,603
Basic earnings per common share	$0.23	$0.19	$0.43	$0.36
Diluted earnings per common share:
Net income available to common shareholders	$188,238	$156,656	$346,127	$297,835
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$188,238	$156,656	$346,127	$297,835
Average common shares issued and outstanding	806,891	821,546	808,335	825,603
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,250	11,395	11,688	11,426
Shares held in deferred compensation plans	1,912	1,245	1,809	1,249
Other	185	501	191	268

Dilutive potential common shares:	13,347	13,141	13,688	12,943

Total diluted average common shares issued and outstanding	820,238	834,687	822,023	838,546
Diluted earnings per common share	$0.23	$0.19	$0.42	$0.36

For the three-month periods ended June 30, 2015 and 2014, approximately 1.5 million and 3.1 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the six-month periods ended June 30, 2015 and 2014, approximately 1.3 million and 2.6 million were not included, respectively.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Service cost (1)	$458	$435	$—	$—
Interest cost	7,984	8,100	142	259
Expected return on plan assets	(11,044)	(11,446)	—	—
Amortization of prior service cost	—	—	(492)	(339)
Amortization of gain	1,984	1,442	(116)	(144)
Settlements	3,100	2,500	—	—

Benefit expense	$2,482	$1,031	$(466)	$(224)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 and 2015 service cost represents only administrative expenses.

	Pension Benefits		Post Retirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Service cost (1)	$915	$870	$—	$—
Interest cost	15,969	16,200	283	518
Expected return on plan assets	(22,087)	(22,892)	—	—
Amortization of prior service cost	—	—	(984)	(678)
Amortization of gain	3,966	2,884	(232)	(288)
Settlements	5,650	5,000	—	—

Benefit expense	$4,413	$2,062	$(933)	$(448)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 and 2015 service cost represents only administrative expenses.

The Bank, as trustee, held all Plan assets at June 30, 2015 and December 31, 2014. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	June 30, 2015		December 31, 2014
Cash equivalents:
Huntington funds—money market	$6,164	1%	$16,136	2%
Fixed income:
Corporate obligations	205,362	33	218,077	33
U.S. government obligations	59,893	9	62,627	10
Mutual funds—fixed income	36,393	6	34,761	5
U.S. government agencies	7,008	1	7,445	1
Equities:
Mutual funds—equities	154,152	24	147,191	23
Other common stock	123,805	20	118,970	18
Huntington funds	25,564	4	37,920	6
Exchange traded funds	7,034	1	6,840	1
Limited partnerships	5,160	1	3,046	1

Fair value of plan assets	$630,535	100%	$653,013	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The Plan’s investments at June 30, 2015, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2, and limited partnerships, which are classified as Level 3. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At June 30, 2015, Plan assets were invested 50% in equity investments, 49% in bonds, and 1% in cash with an average duration of 12.21 years on bond investments. The estimated life of benefit obligations was 12.8 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
SERP & SRIP	$578	$487	$1,157	$963
Defined contribution plan	8,078	8,810	15,523	14,914

Benefit cost	$8,656	$9,297	$16,680	$15,877

13. INCOME TAXES

Provision for Income Taxes

The provision for income taxes in the 2015 second quarter was $64.1 million. This compared with a provision for income taxes of $57.5 million in the 2014 second quarter. The provision for income taxes for the six month periods ended June 30, 2015 and June 30, 2014 was $118.1 million and $109.6 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, release of capital loss carryforward valuation allowance, general business credits, and investments in qualified affordable housing projects. At June 30, 2015 there is no capital loss carryforward valuation allowance remaining. The net federal deferred tax asset was $30.6 million and the net state deferred tax asset was $42.8 million at June 30, 2015.

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

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At June 30, 2015, Huntington had gross unrecognized tax benefits of $25.5 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.3 million as of June 30, 2015. This compared with gross unrecognized tax benefits of $1.2 million at December 31, 2014 and total interest accrued of $0.2 million at December 31, 2014. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. It is reasonably possible that the liability for gross unrecognized tax benefits could decrease by $23.1 million during the next 12 months due to the completion of tax authority examinations.

14. FAIR VALUES OF ASSETS AND LIABILITIES

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

Mortgage loans held for investment

Initially, these mortgage loans were originated with the intent to sell and therefore classified as held for sale. In accordance with operating procedures, certain loans have been reclassified to loans held for investment. Mortgage loans held for investment are classified as Level 2 and the value is estimated using security prices for similar product types.

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 81% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For Level 2 securities management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 19% of our positions are Level 3, and consist of private-label CMO securities, CDO-preferred CDO securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2015
Assets
Loans held for sale	$—	$453,489	$—	$—	$453,489
Loans held for investment	—	34,997	—	—	34,997
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	8,506	—	—	8,506
Municipal securities	—	4,182	—	—	4,182
Other securities	32,908	13,550	—	—	46,458

	32,908	26,238	—	—	59,146
Available-for-sale and other securities:
U.S. Treasury securities	12,600	—	—	—	12,600
Federal agencies: Mortgage-backed	—	6,161,270	—	—	6,161,270
Federal agencies: Other agencies	—	329,184	—	—	329,184
Municipal securities	—	401,520	1,716,845	—	2,118,365
Private-label CMO	—	8,575	29,429	—	38,004
Asset-backed securities	—	689,246	102,071	—	791,317
Corporate debt	—	454,584	—	—	454,584
Other securities	13,555	3,897	—	—	17,452

	26,155	8,048,276	1,848,345	—	9,922,776
Automobile loans	—	—	3,998	—	3,998
MSRs	—	—	20,681	—	20,681
Derivative assets	—	469,106	6,399	(97,876)	377,629
Liabilities
Derivative liabilities	—	313,377	1,233	(21,466)	293,144
Short-term borrowings	—	16,037	—	—	16,037

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2014
Assets
Loans held for sale	$—	$354,888	$—	$—	$354,888
Loans held for investment	—	40,027	—	—	40,027
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	2,857	—	—	2,857
Municipal securities	—	5,098	—	—	5,098
Other securities	33,121	1,115	—	—	34,236

	33,121	9,070	—	—	42,191
Available-for-sale and other securities:
U.S. Treasury securities	5,452	—	—	—	5,452
Federal agencies: Mortgage-backed	—	5,322,701	—	—	5,322,701
Federal agencies: Other agencies	—	351,543	—	—	351,543
Municipal securities	—	450,976	1,417,593	—	1,868,569
Private-label CMO	—	11,462	30,464	—	41,926
Asset-backed securities	—	873,260	82,738	—	955,998
Corporate debt	—	486,176	—	—	486,176
Other securities	17,430	3,316	—	—	20,746

	22,882	7,499,434	1,530,795	—	9,053,111
Automobile loans	—	—	10,590	—	10,590
MSRs	—	—	22,786	—	22,786
Derivative assets	—	449,775	4,064	(101,197)	352,642
Liabilities
Derivative liabilities	—	335,524	704	(51,973)	284,255
Short-term borrowings	—	2,295	—	—	2,295

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the six-month periods ended June 30, 2015 and 2014, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$20,455	$7,825	$1,635,808	$30,072	$89,155	$6,495
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	226	(1,780)	—	11	6	(213)
Included in OCI	—	—	2,677	505	14,351	—
Purchases/originations	—	—	99,031	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(2,284)
Issues	—	—	—	—	—	—
Settlements	—	(879)	(20,671)	(1,159)	(1,441)	—

Closing balance	$20,681	$5,166	$1,716,845	$29,429	$102,071	$3,998

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$226	$(1,780)	$2,677	$505	$14,351	$(213)

	Level 3 Fair Value Measurements Three Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$30,628	$3,700	$734,378	$31,897	$109,969	$37,268
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(3,881)	2,957	—	7	15	(201)
Included in OCI	—	—	(14,061)	249	2,887	—
Purchases/originations	—	—	501,094	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(11,569)
Issues	—	—	—	—	—	—
Settlements	—	(461)	(14,956)	(520)	(6,410)	—

Closing balance	$26,747	$6,196	$1,206,455	$31,633	$106,461	$25,498

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3,881)	$2,957	$(14,061)	$249	$2,887	$(201)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(2,105)	3,221	—	27	6	(426)
Included in OCI	—	—	(1,315)	523	21,863	—
Purchases/originations	—	—	342,028	—	—	(6,166)
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Settlements	—	(1,415)	(41,461)	(1,585)	(2,536)	—

Closing balance	$20,681	$5,166	$1,716,845	$29,429	$102,071	$3,998

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,105)	$3,221	$(1,315)	$523	$21,863	$(426)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(7,489)	4,632	—	17	37	(452)
Included in OCI	—	—	(6,789)	500	14,429	—
Purchases/originations	—	—	581,278	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(26,336)
Issues	—	—	—	—	—	—
Settlements	—	(826)	(22,571)	(1,024)	(15,424)	—

Closing balance	$26,747	$6,196	$1,206,455	$31,633	$106,461	$25,498

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(7,489)	$4,632	$(6,789)	$500	$14,430	$(452)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2015 and 2014:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$226	$(1,780)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	11	6	(213)
Noninterest income	—	—	—	—	—	—

Total	$226	$(1,780)	$—	$11	$6	$(213)

	Level 3 Fair Value Measurements Three Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(3,881)	$2,957	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	7	15	(244)
Noninterest income	—	—	—	—	—	43

Total	$(3,881)	$2,957	$—	$7	$15	$(201)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(2,105)	$3,221	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	27	6	(426)
Noninterest income	—	—	—	—	—	—

Total	$(2,105)	$3,221	$—	$27	$6	$(426)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(7,489)	$4,632	—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	17	37	(576)
Noninterest income	—	—	—	—	—	124

Total	$(7,489)	$4,632	$—	$17	$37	$(452)

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2015			December 31, 2014
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$453,489	$442,306	$11,183	$354,888	$340,070	$14,818
Loans held for investment	34,997	35,776	(779)	40,027	40,938	(911)
Automobile loans	3,998	3,856	142	10,590	10,022	568

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and six-month periods ended June 30, 2015 and 2014:

	Net gains (losses) from fair value changes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Assets
Loans held for sale	$(6,559)	$(5,378)	$(5,557)	$7,497
Automobile loans	(213)	(201)	(426)	(452)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Assets
Automobile loans	$5	$251	$70	$573

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

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Three Months Ended June 30, 2015	Total Gains/(Losses) For the Six Months Ended June 30, 2015
MSRs	$141,611	$—	—	$141,611	$12,970	$4,980
Impaired loans	86,199	—	—	86,199	5,171	(4,350)
Other real estate owned	29,232	—	—	29,232	1,430	3,263

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

MSRs accounted for under the amortization method are subject to nonrecurring fair value measurement when the fair value is lower than the carrying amount.

Other real estate owned properties are included in accrued income and other assets and valued based on appraisals and third party price opinions, less estimated selling costs.

The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of June 30, 2015.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$20,681	Discounted cash flow	Constant prepayment rate	5.0% - 24.0% (14.0%)
			Spread over forward interest rate swap rates	325 - 1,166 (597)
			Net costs to service	$26 - $120 ($47)

Derivative assets	6,399	Consensus Pricing	Net market price	-4.8% - 18.5% (1.4%)
Derivative liabilities	1,233		Estimated Pull through %	50.0% - 94.0% (78.0%)

Municipal securities	1,716,845	Discounted cash flow	Discount rate	0.5% - 3.8% (2.6%)

Private-label CMO	29,429	Discounted cash flow	Discount rate	2.7% - 7.4% (6.0%)
			Constant prepayment rate	12.0% - 32.6% (20.0%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	0.0% - 64.0% (34.8%)

Asset-backed securities	102,071	Discounted cash flow	Discount rate	4.3% - 11.3% (5.8%)
			Cumulative prepayment rate	0.0% - 100.0% (8.9%)
			Cumulative default	1.8% - 100.0% (14.4%)
			Loss given default	85.0% - 100.0% (96.0%)
			Cure given deferral	0.0% - 75.0% (41.7%)

Automobile loans	3,998	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%

Impaired loans	86,199	Appraisal value	NA	NA

Other real estate owned	29,232	Appraisal value	NA	NA

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$22,786	Discounted cash flow	Constant prepayment rate	7% - 26% (16%)
			Spread over forward interest rate swap rates	228 - 900 (546)
			Net costs to service	$21 - $79 ($40)

Derivative assets	4,064	Consensus Pricing	Net market price	-5.09% - 17.46% (1.7%)
Derivative liabilities	704		Estimated Pull through %	38% - 91% (75%)

Municipal securities	1,417,593	Discounted cash flow	Discount rate	0.5% - 4.9% (2.5%)

Private-label CMO	30,464	Discounted cash flow	Discount rate	2.7% - 7.2% (6.0%)
			Constant prepayment rate	13.6% - 32.6% (20.7%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	0.0% - 64.0% (33.9%)

Asset-backed securities	82,738	Discounted cash flow	Discount rate	4.3% - 13.3% (7.3%)
			Cumulative prepayment rate	0.0% - 100% (10.1%)
			Cumulative default	1.9% - 100% (15.9%)
			Loss given default	20% - 100% (94.4%)
			Cure given deferral	0.0% - 75% (32.6%)

Automobile loans	10,590	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%

Impaired loans	52,911	Appraisal value	NA	NA

Other real estate owned	35,039	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$1,451,378	$1,451,378	$1,285,124	$1,285,124
Trading account securities	59,146	59,146	42,191	42,191
Loans held for sale	548,054	548,054	416,327	416,327
Available-for-sale and other securities	10,254,871	10,254,871	9,384,670	9,384,670
Held-to-maturity securities	3,304,160	3,309,479	3,379,905	3,382,715
Net loans and leases	48,152,759	46,421,778	47,050,530	45,110,406
Derivatives	377,629	377,629	352,642	352,642
Financial Liabilities
Deposits	53,473,179	53,835,268	51,732,151	52,454,804
Short-term borrowings	1,511,444	1,511,444	2,397,101	2,397,101
Long-term debt	5,854,584	5,830,328	4,335,962	4,286,304
Derivatives	293,144	293,144	284,255	284,255

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at June 30, 2015 and December 31, 2014:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at June 30, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,309,479	$—	$3,309,479
Net loans and leases	—	—	46,421,778	46,421,778
Financial Liabilities
Deposits	—	50,117,029	3,718,239	53,835,268
Short-term borrowings	—	—	1,511,444	1,511,444
Other long-term debt	—	—	5,830,328	5,830,328

	Estimated Fair Value Measurements at Reporting Date Using			Balance at December 31, 2014
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,382,715	$—	$3,382,715
Net loans and leases	—	—	45,110,406	45,110,406
Financial Liabilities
Deposits	—	48,183,798	4,271,006	52,454,804
Short-term borrowings	—	—	2,397,101	2,397,101
Other long-term debt	—	—	4,286,304	4,286,304

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2015, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,248,500	$9,248,500
Deposits	69,100	—	69,100
Subordinated notes	475,000	—	475,000
Long-term debt	4,035,000	—	4,035,000

Total notional value at June 30, 2015	$4,579,100	$9,248,500	$13,827,600

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2015:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$9,248,500	1.5	$10,249	0.80%	0.27%

Total asset conversion swaps	9,248,500	1.5	10,249	0.80	0.27
Liability conversion swaps
Receive fixed—generic	4,579,100	2.9	64,851	1.61	0.29

Total liability conversion swaps	4,579,100	2.9	64,851	1.61	0.29

Total swap portfolio	$13,827,600	1.9	$75,100	1.07%	0.27%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $26.2 million and $24.7 million for the three-month periods ended June 30, 2015, and 2014, respectively. For the six-month periods ended June 30, 2015 and 2014, the net amounts resulted in an increase to net interest income of $50.9 million and $49.3 million, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At June 30, 2015, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at June 30, 2015 and December 31, 2014 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Interest rate contracts designated as hedging instruments	$75,745	$53,114
Interest rate contracts not designated as hedging instruments	172,693	183,610
Foreign exchange contracts not designated as hedging instruments	39,477	32,798
Commodities contracts not designated as hedging instruments	174,510	180,218

Total contracts	$462,425	$449,740

Liability derivatives included in accrued expenses and other liabilities:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Interest rate contracts designated as hedging instruments	$645	$12,648
Interest rate contracts not designated as hedging instruments	102,403	110,627
Foreign exchange contracts not designated as hedging instruments	38,251	29,754
Commodities contracts not designated as hedging instruments	171,967	179,180

Total contracts	$313,266	$332,209

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(245)	$(238)	$(458)	$(505)
Change in fair value of hedged deposits (1)	236	228	450	494
Change in fair value of interest rate swaps hedging subordinated notes (2)	(7,362)	3,015	(4,131)	4,081
Change in fair value of hedged subordinated notes (2)	7,362	(3,015)	4,131	(4,081)
Change in fair value of interest rate swaps hedging other long-term debt (2)	(8,129)	10,303	11,896	6,252
Change in fair value of hedged other long-term debt (2)	7,382	(9,948)	(12,263)	(3,474)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and six-month periods ended June 30, 2015 and 2014 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2015	2014		2015	2014
Interest rate contracts
Loans	$(539)	$17,714	Interest and fee income - loans and leases	$(118)	$(895)
Investment Securities	—	—	Noninterest income - other income	(20)	82

Total	$(539)	$17,714		$(138)	$(813)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2015	2014		2015	2014
Interest rate contracts
Loans	$17,756	$19,537	Interest and fee income - loans and leases	$(250)	$(3,787)
Investment Securities	—	—	Interest and fee income - investment securities	(11)	82

Total	$17,756	$19,537		$(261)	$(3,705)

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $18.1 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$133	$(161)	$(30)	$(29)

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at June 30, 2015 and December 31, 2014, were $74.0 million and $74.4 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $15.3 billion and $14.4 billion at June 30, 2015 and December 31, 2014, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $200.0 million and $219.3 million at the same dates, respectively.

Huntington manages credit risk of its derivative positions by diversifying its positions among various counterparties, entering into master netting arrangements where possible with its counterparties, requiring collateral and, in certain cases, transferring the counterparty credit risk related to interest rate swaps to and from other financial institutions through the use of risk participation arrangements. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $416.5 million and $456.7 million at June 30, 2015 and December 31, 2014, respectively. The fair value of these risk participations was $7.2 million at June 30, 2015 and December 31, 2014. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. These contracts mature between 2015 and 2043 and are deemed investment grade.

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

At June 30, 2015 and December 31, 2014, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $17.1 million and $19.5 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At June 30, 2015, Huntington pledged $79.9 million of investment securities and cash collateral to counterparties, while other counterparties pledged $140.1 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
June 30, 2015	Derivatives	$493,374	$(115,745)	$377,629	$(38,544)	$(3,688)	$335,397
December 31, 2014	Derivatives	480,803	(128,161)	352,642	(27,744)	(1,095)	323,803

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
June 30, 2015	Derivatives	$332,479	$(39,335)	$293,144	$(59,024)	$(268)	$233,852
December 31, 2014	Derivatives	363,192	(78,937)	284,255	(78,654)	(111)	205,490

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

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Derivative assets:
Interest rate lock agreements	$6,399	$4,064
Forward trades and options	6,681	35

Total derivative assets	13,080	4,099

Derivative liabilities:
Interest rate lock agreements	(788)	(259)
Forward trades and options	(556)	(3,760)

Total derivative liabilities	(1,344)	(4,019)

Net derivative asset (liability)	$11,736	$80

The total notional value of these derivative financial instruments at June 30, 2015 and December 31, 2014, was $0.7 billion and $0.6 billion, respectively. The total notional amount at June 30, 2015, corresponds to trading assets with a fair value of $1.8 million and trading liabilities with a fair value of $1.3 million. Net trading gains and (losses) related to MSR hedging for the three-month periods ended June 30, 2015 and 2014, were $(8.5) million and $2.3 million, and $(3.8) million and $4.0 million for the six-month periods ended June 30, 2015 and 2014, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

16. VIEs

Consolidated VIEs

Consolidated VIEs at June 30, 2015, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of HTF.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Huntington Technology Funding Trust		Other
	Series	Series	Consolidated
(dollar amounts in thousands)	2012A	2014A	Trusts	Total
Assets:
Cash	$—	$—	$—	$—
Loans and leases	50,844	209,594	—	260,438
Allowance for loan and lease losses	—	—	—	—

Net loans and leases	50,844	209,594	—	260,438
Accrued income and other assets	—	—	229	229

Total assets	$50,844	$209,594	$229	$260,667

Liabilities:
Other long-term debt	$42,103	$176,996	$—	$219,099
Accrued interest and other liabilities	—	—	229	229

Total liabilities	$42,103	$176,996	$229	$219,328

Equity:
Beneficial Interest owned by third party	$8,741	$32,598	$—	$41,339

Total liabilities and equity	$50,844	$209,594	$229	$260,667

	December 31, 2014
(dollar amounts in thousands)			Other Consolidated Trusts	Total
Assets:
Cash			$—	$—
Loans and leases			—	—
Allowance for loan and lease losses			—	—

Net loans and leases			—	—
Accrued income and other assets			243	243

Total assets			$243	$243

Liabilities:
Other long-term debt			$—	$—
Accrued interest and other liabilities			243	243

Total liabilities			$243	$243

Equity:
Beneficial Interest owned by third party			$—	$—

Total liabilities and equity			$243	$243

The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2015, and December 31, 2014:

	June 30, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$10,838	$—	$10,838
2012-1 Automobile Trust	895	—	895
2012-2 Automobile Trust	1,836	—	1,836
2011 Automobile Trust	386	—	386
Tower Hill Securities, Inc.	46,688	65,000	46,688
Trust Preferred Securities	13,919	317,090	—
Low Income Housing Tax Credit Partnerships	397,297	174,573	397,297
Other Investments	84,050	25,387	84,050

Total	$545,071	$582,050	$531,152

	December 31, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$2,136	$—	$2,136
2012-2 Automobile Trust	3,220	—	3,220
2011 Automobile Trust	944	—	944
Tower Hill Securities, Inc.	55,611	65,000	55,611
Trust Preferred Securities	13,919	317,075	—
Low Income Housing Tax Credit Partnerships	368,283	154,861	368,283
Other Investments	83,400	20,760	83,400

Total	$527,513	$557,696	$513,594

2015-1, 2012-1, 2012-2, and 2011 AUTOMOBILE TRUST

During the 2015 second quarter, 2012 fourth quarter, 2012 first quarter and 2011 third quarter, we transferred automobile loans totaling $0.8 billion, $1.0 billion, $1.3 billion and $1.0 billion, respectively, to trusts in securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Unaudited Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

During the 2015 third quarter, Huntington cancelled the 2011 Automobile Trust. As a result, any remaining assets at the time of the cancellation will no longer be part of the trust.

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at June 30, 2015 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.98	%(2)	$111,816	$6,186
Huntington Capital II	0.91	(3)	54,593	3,093
Sky Financial Capital Trust III	1.68	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.67	(4)	74,320	2,320
Camco Financial Trust	2.72	(5)	4,196	155

Total			$317,090	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at June 30, 2015, based on three month LIBOR + 0.70.
(3)	Variable effective rate at June 30, 2015, based on three month LIBOR + 0.625.
(4)	Variable effective rate at June 30, 2015, based on three month LIBOR + 1.40.
(5)	Variable effective rate (including impact of purchase accounting accretion) at June 30, 2015, based on three month LIBOR + 1.33.

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

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Affordable housing tax credit investments	$625,465	$576,381
Less: amortization	(228,167)	(208,098)

Net affordable housing tax credit investments	$397,298	$368,283

Unfunded commitments	$174,573	$154,861

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month six-month periods ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$14,434	$13,744	$30,181	$28,061
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	11,218	9,518	22,292	18,877
Equity method
Tax credit investment losses included in non-interest income	147	223	294	446

Huntington recognized immaterial impairment losses on tax credit investments during the three-month periods ended June 30, 2015 and 2014.

OTHER INVESTMENTS

Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at June 30, 2015 and December 31, 2014, were as follows:

	June 30,	December 31,
(dollar amounts in thousands)	2015	2014
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$10,898,478	$11,181,522
Consumer	8,053,179	7,579,632
Commercial real estate	925,688	908,112
Standby letters-of-credit	487,366	497,457
Commercial letters-of-credit	24,662	36,460

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $6.9 million and $4.4 million at June 30, 2015 and December 31, 2014, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2015, Huntington had $487.3 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $487.3 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of June 30, 2015, approximately $161 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $327 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately less than $1 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At June 30, 2015 and December 31, 2014, Huntington had commitments to sell residential real estate loans of $807.9 million and $545.0 million, respectively. These contracts mature in less than one year.

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

In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $105.0 million at June 30, 2015. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The Bank is a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. The Bank removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to the Bank. Following further briefing by the parties, the federal district court denied the Bank’s motion for judgment on the pleadings on September 26, 2014. On June 8, 2015, the Fourth Circuit Court of Appeals granted the Bank’s motion for an interlocutory appeal of the district court’s decision.

18. SEGMENT REPORTING

Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. The Treasury / Other function includes our technology and operations, other unallocated assets, liabilities, revenue, and expense. Descriptions of our five business segments can be found in the Business section included in Item 1 of our 2014 Form 10-K.

Listed below is certain operating basis financial information reconciled to Huntington’s June 30, 2015, December 31, 2014, and June 30, 2014, reported results by business segment:

	Three Months Ended June 30,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2015
Net interest income	$256,921	$94,413	$95,042	$27,751	$16,353	$206	$490,686
Provision (reduction in allowance) for credit losses	19,401	(3,027)	3,498	1,596	(1,049)	—	20,419
Noninterest income	112,938	70,344	11,574	37,963	31,976	16,978	281,773
Noninterest expense	260,344	76,373	37,855	63,220	41,639	12,346	491,777
Income taxes	31,540	31,994	22,842	314	2,709	(25,342)	64,057

Net income	$58,574	$59,417	$42,421	$584	$5,030	$30,180	$196,206

2014
Net interest income	$228,343	$76,980	$97,304	$25,722	$14,349	$17,350	$460,048
Provision (reduction in allowance) for credit losses	33,974	8,499	(17,542)	(145)	4,599	—	29,385
Noninterest income	107,533	50,305	9,047	46,870	18,821	17,491	250,067
Noninterest expense	245,839	65,453	38,690	60,025	32,843	15,786	458,636
Income taxes	19,622	18,667	29,821	4,449	(1,495)	(13,589)	57,475

Net income	$36,441	$34,666	$55,382	$8,263	$(2,777)	$32,644	$164,619

	Six Months Ended June 30,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2015
Net interest income	$505,571	$169,331	$190,204	$54,575	$31,630	$7,060	$958,371
Provision for credit losses	26,553	3,807	2,115	4,241	4,294	—	41,010
Noninterest income	208,696	125,237	16,249	78,388	50,634	34,192	513,396
Noninterest expense	516,525	132,790	74,033	121,848	77,427	28,011	950,634
Income taxes	59,916	55,290	45,607	2,406	190	(45,346)	118,063

Net income	$111,273	$102,681	$84,698	$4,468	$353	$58,587	$362,060

2014
Net interest income	$448,184	$147,923	$185,884	$51,160	$27,377	$37,026	$897,554
Provision for credit losses	41,434	20,046	(26,149)	2,174	16,510	—	54,015
Noninterest income	200,495	100,621	13,540	89,984	39,107	54,805	498,552
Noninterest expense	481,114	125,873	76,853	116,048	67,966	50,903	918,757
Income taxes	44,146	35,919	52,052	8,023	(6,297)	(24,271)	109,572

Net income	$81,985	$66,706	$96,668	$14,899	$(11,695)	$65,199	$313,762

	Assets at		Deposits at
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Retail & Business Banking	$15,685,507	$15,146,857	$29,983,334	$29,350,255
Commercial Banking	16,232,517	15,043,477	10,908,387	11,184,566
AFCRE	16,517,075	16,027,910	1,518,905	1,377,921
RBHPCG	3,453,395	3,871,020	7,265,046	6,727,892
Home Lending	4,076,919	3,949,247	339,631	326,841
Treasury / Other	12,880,235	12,259,499	3,457,876	2,764,676

Total	$68,845,648	$66,298,010	$53,473,179	$51,732,151

19. BUSINESS COMBINATIONS

MACQUARIE EQUIPMENT FINANCE

On March 31, 2015, Huntington completed its acquisition of Macquarie, subsequently rebranded HTF, in a cash transaction valued at $457.8 million. The acquisition gives us the ability to drive added growth to our national equipment finance business as well as additional small business finance capabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2015 to April 30, 2015	1,590,700	$10.80	1,590,700	$348,820,440
May 1, 2015 to May 31, 2015	3,630,273	11.29	5,220,973	307,834,658
June 1, 2015 to June 30, 2015	3,612,890	11.29	8,833,863	267,045,130

Total	8,833,863	$11.20	8,833,863	$267,045,130

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 11, 2015, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2015. These actions included the potential repurchase of up to $366 million of common stock from the second quarter of 2015, through the second quarter of 2016. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2015 second quarter, Huntington repurchased a total of 8.8 million shares at a weighted average share price of $11.20.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	001-34073	A

10.2	* Form of 2015 Stock Option Grant Agreement

10.3	* Form of 2015 Restricted Stock Unit Grant Agreement

10.4	* Form of 2015 Performance Share Unit Grant Agreement

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101	The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2015, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: August 4, 2015	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: August 4, 2015	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer