Form 10-Q
period 2015-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2015-10-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
There were 796,659,440 shares of Registrant’s common stock ($0.01 par value) outstanding on September 30, 2015
.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CET1	Common equity tier 1 on a transitional Basel III basis

CFPB	Bureau of Consumer Financial Protection

CFTC	Commodity Futures Trading Commission

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA/DTL	Deferred Tax Asset/Deferred Tax Liability

EFT	Electronic Fund Transfer

EPS	Earnings Per Share

EVE	Economic Value of Equity

FASB	Financial Accounting Standards Board

Fannie Mae	(see FNMA)

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

GNMA	Government National Mortgage Association, or Ginnie Mae

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

Macquarie	Macquarie Equipment Finance, Inc. (U.S. operations)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NAICS	North American Industry Classification System

NALs	Nonaccrual Loans

NII	Net Interest Income

NIM	Net Interest Margin

NCO	Net Charge-off

NPA	Nonperforming Asset

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

Plan	Huntington Bancshares Retirement Plan

Problem Loans
Includes nonaccrual loans and leases (Table 15), troubled debt restructured loans (Table 16), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).

RBHPCG	Regional Banking and The Huntington Private Client Group

RCSA	Risk and Control Self-Assessments

REIT	Real Estate Investment Trust

ROC	Risk Oversight Committee

RWA	Risk-Weighted Assets

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SRIP	Supplemental Retirement Income Plan

SSFA	Simplified Supervisory Formula Approach

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured Loan

TRUPS	Trust Preferred Securities

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UDAP	Unfair or Deceptive Acts or Practices

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VIE	Variable Interest Entity

XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 149 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 756 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.
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
Our discussion is divided into key segments:

•
Executive Overview—Provides a summary of our current financial performance and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for 2015 fourth quarter.

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

EXECUTIVE OVERVIEW
Summary of 2015 Third Quarter Results Compared to 2014 Third Quarter
For the quarter, we reported net income of $152.6 million, or $0.18 per common share, compared with $155.0 million, or $0.18 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent net interest income was $503.6 million, up $29.8 million, or 6%. The results reflected the benefit from a $4.6 billion, or 8%, increase in average earning assets, partially offset by a 4 basis point reduction in the net interest margin to 3.16%. Average earning asset growth included a $2.9 billion, or 6%, increase in average loans and leases and a $1.6 billion, or 13%, increase in average securities. The net interest margin contraction reflected a 2 basis point decrease related to the mix and yield of earning assets and a 6 basis point increase in funding costs, partially offset by a 4 basis point increase in the benefit from noninterest-bearing funds.
The provision for credit losses was $22.5 million, down $2.0 million, or 8%. Net charge-offs decreased $13.9 million, or 46%, to $16.2 million. NCOs represented an annualized 0.13% of average loans and leases in the current quarter, down from 0.26%. Current quarter results were positively impacted by several recoveries in the C&I and CRE portfolios, as a result of successful workout strategies. We continue to be pleased with the net charge-off performance across the entire portfolio, as consumer charge-offs remain within our expected range. Overall consumer credit metrics continue to show an improving trend while the commercial portfolios continue to experience some quarter-to-quarter volatility based on the absolute low level of problem loans.
Noninterest income was $253.1 million, up $5.8 million, or 2%. This reflected an increase in other income of $10.0 million, or 33%, primarily due to equipment operating lease income earned by Huntington Technology Finance. In addition, service charges on deposit accounts increased $6.0 million, or 9%, reflecting the benefit of continued new customer acquisition. Electronic banking increased $3.6 million, or 13%, due to higher card related income and underlying customer growth. These increases were partially offset by a decrease in mortgage banking income of $6.1 million, or 24%, including a decrease from net MSR hedging-related activities, and a decrease in trust services of $3.1 million, or 11%.
Noninterest expense was $526.5 million, up $46.2 million, or 10%. This reflected an increase in other expense of $42.3 million, or 107%, primarily due to the $38.2 million increase to litigation reserves, as well as $5.5 million related to Huntington Technology Finance operating lease expense. In addition, personnel costs increased $10.9 million, or 4%, reflecting a $24.2 million increase in salaries related to both annual merit increases and a 4% increase in the number of average full-time equivalent employees, partially offset by the $12.5 million change in Significant Items. Also, outside data processing increased $5.5 million, or 10%, primarily related to technology investments. These increases were partially offset by a decrease in amortization expense of $5.9 million, or 60%, reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition and a decrease in net occupancy costs of $5.3 million, or 16%, reflecting Significant Items in the year ago quarter related to franchise repositioning actions.
The tangible common equity to tangible assets ratio was 7.89% at September 30, 2015, down 46 basis points. On a Basel III basis, the CET1 risk-based capital ratio was 9.72% at September 30, 2015, and the regulatory tier 1 risk-based capital ratio was 10.49%. All capital ratios were impacted by the repurchase of 24.2 million common shares over the last four quarters. On a Basel I basis, the tier 1 common risk-based capital ratio was 10.31% at September 30, 2014, and the regulatory tier 1 risk-based capital ratio was 11.61%.
Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management and reduce volatility and (5) maintain strong capital and liquidity positions.
Our fundamentals remain solid as a result of our strategic investments, innovative products, and improved sales management and productivity. The quarter was in line with our expectations. We remained disciplined in lending, and we continued to experience strong average core deposit growth in the quarter. Our focus on growing noninterest bearing checking accounts from both consumers and businesses and cross-selling other products is working.
We drove year-over-year revenue growth through ongoing focus on our net interest margin and notable loan growth primarily within equipment finance and auto finance. We have also carefully managed expenses within the current revenue environment, while materially investing in the business.

Economy
Since the economic recovery began in 2008, economic activity in the key footprint states of Ohio, Michigan, and Indiana, which account for approximately 90% of our business as measured by deposits, has grown faster than the national average. This outperformance has persisted through the past three months and, based on the Philadelphia Federal Reserve Bank's state leading indices, is expected to continue for the next six months.
Unemployment rates in most of our footprint states continue to trend positively, and most are in line with or better than the national average. The one outlier is the state of West Virginia, which continues to struggle with the impact of lower coal prices. The current and year-ago unemployment rates for our ten largest deposit markets, which account for more than 80% of our total deposit franchise, continue to trend favorably.
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
Conforming Covered Activities to Implement the Volcker Rule—On December 10, 2013, the Federal Reserve, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, and established July 21, 2015, as the end of the conformance period. The Volcker Rule prohibits an insured depository institution and any company that controls an insured depository institution (such as a bank holding company), and any of their subsidiaries and affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading. Because the Company has over $50 billion in assets, it is subject to Volcker enhanced compliance requirements. As such the company has completed Volcker Rule due diligence, built its compliance program, and implemented training and on-going reporting requirements. Huntington believes it has achieved required conformance and will deliver the required attestation on or before March 31, 2016.
Expectations – 2015

We remain committed to delivering positive operating leverage for the full year. We anticipate that modest performance improvement within the fourth quarter will contribute to positive operating leverage. We will remain highly disciplined with expense management to achieve our goal.
The commitment to positive operating leverage for full-year 2015, excluding Significant Items and net MSR activity, is both inclusive and exclusive of the impact of Huntington Technology Finance. We continue to expect noninterest expense growth of 2% to 4% for the year, excluding Significant Items and the recurring expense related to Huntington Technology Finance. We expect 2015 fourth quarter noninterest expense, excluding Significant Items, will remain consistent with the 2015 second and third quarters' adjusted noninterest expense levels.
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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Interest income	$538,477	$529,795	$502,096	$507,625	$501,060
Interest expense	43,022	39,109	34,411	34,373	34,725
Net interest income	495,455	490,686	467,685	473,252	466,335
Provision for credit losses	22,476	20,419	20,591	2,494	24,480
Net interest income after provision for credit losses	472,979	470,267	447,094	470,758	441,855
Service charges on deposit accounts	75,157	70,118	62,220	67,408	69,118
Trust services	24,972	26,550	29,039	28,781	28,045
Electronic banking	30,832	30,259	27,398	27,993	27,275
Mortgage banking income	18,956	38,518	22,961	14,030	25,051
Brokerage income	15,059	15,184	15,500	16,050	17,155
Insurance income	16,204	17,637	15,895	16,252	16,729
Bank owned life insurance income	12,719	13,215	13,025	14,988	14,888
Capital markets fees	12,741	13,192	13,905	13,791	10,246
Gain on sale of loans	5,873	12,453	4,589	5,408	8,199
Securities gains (losses)	188	82	—	(104)	198
Other income	40,418	44,565	27,091	28,681	30,445
Total noninterest income	253,119	281,773	231,623	233,278	247,349
Personnel costs	286,270	282,135	264,916	263,289	275,409
Outside data processing and other services	58,535	58,508	50,535	53,685	53,073
Net occupancy	29,061	28,861	31,020	31,565	34,405
Equipment	31,303	31,694	30,249	31,981	30,183
Professional services	11,961	12,593	12,727	15,665	13,763
Marketing	12,179	15,024	12,975	12,466	12,576
Deposit and other insurance expense	11,550	11,787	10,167	13,099	11,628
Amortization of intangibles	3,913	9,960	10,206	10,653	9,813
Other expense	81,736	41,215	36,062	50,868	39,468
Total noninterest expense	526,508	491,777	458,857	483,271	480,318
Income before income taxes	199,590	260,263	219,860	220,765	208,886
Provision for income taxes	47,002	64,057	54,006	57,151	53,870
Net income	152,588	196,206	165,854	163,614	155,016
Dividends on preferred shares	7,968	7,968	7,965	7,963	7,964
Net income applicable to common shares	$144,620	$188,238	$157,889	$155,651	$147,052
Average common shares—basic	800,883	806,891	809,778	811,967	816,497
Average common shares—diluted	814,326	820,238	823,809	825,338	829,623
Net income per common share—basic	$0.18	$0.23	$0.19	$0.19	$0.18
Net income per common share—diluted	0.18	0.23	0.19	0.19	0.18
Cash dividends declared per common share	0.06	0.06	0.06	0.06	0.05
Return on average total assets	0.87%	1.16%	1.02%	1.00%	0.97%
Return on average common shareholders’ equity	9.3	12.3	10.6	10.3	9.9
Return on average tangible common shareholders’ equity (2)	10.7	14.4	12.2	11.9	11.4
Net interest margin (3)	3.16	3.20	3.15	3.18	3.20
Efficiency ratio (4)	69.1	61.7	63.5	66.2	65.3
Effective tax rate	23.5	24.6	24.6	25.9	25.8
Revenue—FTE
Net interest income	$495,455	$490,686	$467,685	$473,252	$466,335
FTE adjustment	8,168	7,962	7,560	7,522	7,506

Net interest income (3)	503,623	498,648	475,245	480,774	473,841
Noninterest income	253,119	281,773	231,623	233,278	247,349
Total revenue (3)	$756,742	$780,421	$706,868	$714,052	$721,190

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2 - Selected Year to Date Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Interest income	$1,570,368	$1,468,837	$101,531	7%
Interest expense	116,542	104,948	11,594	11
Net interest income	1,453,826	1,363,889	89,937	7
Provision for credit losses	63,486	78,495	(15,009)	(19)
Net interest income after provision for credit losses	1,390,340	1,285,394	104,946	8
Service charges on deposit accounts	207,495	206,333	1,162	1
Trust services	80,561	87,191	(6,630)	(8)
Electronic banking	88,489	77,408	11,081	14
Mortgage banking income	80,435	70,857	9,578	14
Brokerage income	45,743	52,227	(6,484)	(12)
Insurance income	49,736	49,221	515	1
Bank owned life insurance income	38,959	42,060	(3,101)	(7)
Capital markets fees	39,838	29,940	9,898	33
Gain on sale of loans	22,915	15,683	7,232	46
Securities gains (losses)	270	17,658	(17,388)	(98)
Other income	112,074	97,323	14,751	15
Total noninterest income	766,515	745,901	20,614	3
Personnel costs	833,321	785,486	47,835	6
Outside data processing and other services	167,578	158,901	8,677	5
Net occupancy	88,942	96,511	(7,569)	(8)
Equipment	93,246	87,682	5,564	6
Professional services	37,281	43,890	(6,609)	(15)
Marketing	40,178	38,094	2,084	5
Deposit and other insurance expense	33,504	35,945	(2,441)	(7)
Amortization of intangibles	24,079	28,624	(4,545)	(16)
Other expense	159,013	123,942	35,071	28
Total noninterest expense	1,477,142	1,399,075	78,067	6
Income before income taxes	679,713	632,220	47,493	8
Provision for income taxes	165,065	163,442	1,623	1
Net income	514,648	468,778	45,870	10
Dividends declared on preferred shares	23,901	23,891	10	—
Net income applicable to common shares	$490,747	$444,887	$45,860	10%
Average common shares—basic	805,851	820,884	(15,033)	(2)%
Average common shares—diluted	819,458	833,927	(14,469)	(2)
Per common share
Net income per common share—basic	$0.61	$0.54	$0.07	13%
Net income per common share—diluted	0.60	0.53	0.07	13
Cash dividends declared	0.18	0.15	0.03	20
Revenue—FTE
Net interest income	$1,453,826	$1,363,889	$89,937	7%
FTE adjustment	23,690	20,028	3,662	18
Net interest income (2)	1,477,516	1,383,917	93,599	7
Noninterest income	766,515	745,901	20,614	3
Total revenue (2)	$2,244,031	$2,129,818	$114,213	5%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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

•
During the 2015 third quarter, $4.8 million of noninterest expense was recorded related to the acquisition of Huntington Technology Finance and the pending transition of the Huntington Funds and the sale of Huntington Asset Advisors, which is expected to be completed during the 2015 fourth quarter.

•
As previously disclosed, the 2015 second quarter and 2015 first quarter included $1.5 million and $3.4 million, respectively, of Huntington Technology Finance merger-related noninterest expense that was not originally reported as a Significant Item for the quarter. As a result of 2015 third quarter activity, merger related expense has been identified as a Significant Item for the 2015 full year and, as such, these amounts are now included as Significant Items.

•	During the 2014 third quarter, $3.5 million of noninterest expense was recorded related to the acquisition of 24 Bank of America branches and Camco Financial.

•	During the 2014 second quarter, $0.8 million of noninterest expense was recorded related to the acquisition of 24 Bank of America branches.

•
During the 2014 first quarter, $12.6 million of noninterest expense and $0.8 million of noninterest income was recorded related to the acquisition of Camco Financial. This net $11.8 million resulted in a negative impact of $0.01 per common share.

3.
Litigation Reserve. $38.2 million and $9.0 million of net additions to litigation reserves were recorded as other noninterest expense during the 2015 third quarter and 2014 first quarter, respectively. This resulted in a negative impact of $0.03 and $0.01 per common share during the 2015 third quarter and 2014 first quarter, respectively.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	September 30, 2015		June 30, 2015		September 30, 2014
	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$152,588		$196,206		$155,016
Earnings per share, after-tax		$0.18		$0.23		$0.18
Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Net additions to litigation reserves	$(38,186)	$(0.03)	$—	$—	$—	$—
Mergers and acquisitions, net	(4,839)	—	(1,501)	—	(3,490)	—
Franchise repositioning related expense	—	—	—	—	(19,333)	(0.02)

	Nine Months Ended
	September 30, 2015		September 30, 2014
	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$514,648		$468,778
Earnings per share, after-tax		$0.60		$0.53
Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Net additions to litigation reserves	$(38,186)	$(0.03)	$(9,000)	$(0.01)
Merger and acquisition, net	(9,691)	(0.01)	(16,088)	(0.01)
Franchise repositioning related expense	—	—	(19,333)	(0.02)

(1)	Pretax unless otherwise noted.

(2)	Based on average outstanding diluted common shares.

(3)	After-tax.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Quarterly Average Balance Sheets
(dollar amounts in millions)
	Average Balances
	Three Months Ended					Change
	September 30,	June 30,	March 31,	December 31,	September 30,	3Q15 vs. 3Q14
	2015	2015	2015	2014	2014	Amount	Percent
Assets:
Interest-bearing deposits in banks	$89	$89	$94	$85	$82	$7	9%
Loans held for sale	464	1,272	381	374	351	113	32
Securities:
Available-for-sale and other securities:
Taxable	8,310	7,916	7,664	7,291	6,935	1,375	20
Tax-exempt	2,136	2,028	1,874	1,684	1,620	516	32
Total available-for-sale and other securities	10,446	9,944	9,538	8,975	8,555	1,891	22
Trading account securities	52	41	53	49	50	2	4
Held-to-maturity securities—taxable	3,226	3,324	3,347	3,435	3,556	(330)	(9)
Total securities	13,724	13,309	12,938	12,459	12,161	1,563	13
Loans and leases: (1)

Commercial:
Commercial and industrial	19,802	19,819	19,116	18,880	18,581	1,221	7
Commercial real estate:
Construction	1,101	970	887	822	775	326	42
Commercial	4,193	4,214	4,275	4,262	4,188	5	—
Commercial real estate	5,294	5,184	5,162	5,084	4,963	331	7
Total commercial	25,096	25,003	24,278	23,964	23,544	1,552	7
Consumer:
Automobile	8,879	8,083	8,783	8,512	8,012	867	11
Home equity	8,526	8,503	8,484	8,452	8,412	114	1
Residential mortgage	6,048	5,859	5,810	5,751	5,747	301	5
Other consumer	497	451	425	413	398	99	25
Total consumer	23,950	22,896	23,502	23,128	22,569	1,381	6
Total loans and leases	49,046	47,899	47,780	47,092	46,113	2,933	6
Allowance for loan and lease losses	(609)	(608)	(612)	(631)	(633)	24	(4)
Net loans and leases	48,437	47,291	47,168	46,461	45,480	2,957	7
Total earning assets	63,323	62,569	61,193	60,010	58,707	4,616	8
Cash and due from banks	1,555	926	935	929	887	668	75
Intangible assets	739	745	593	602	583	156	27
All other assets	4,296	4,251	4,142	4,022	3,929	367	9
Total assets	$69,304	$67,883	$66,251	$64,932	$63,473	$5,831	9%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$17,017	$15,893	$15,253	$15,179	$14,090	$2,927	21%
Demand deposits—interest-bearing	6,604	6,584	6,173	5,948	5,913	691	12
Total demand deposits	23,621	22,477	21,426	21,127	20,003	3,618	18
Money market deposits	19,512	18,803	19,368	18,401	17,929	1,583	9
Savings and other domestic deposits	5,224	5,273	5,169	5,052	5,020	204	4
Core certificates of deposit	2,534	2,639	2,814	3,058	3,167	(633)	(20)
Total core deposits	50,891	49,192	48,777	47,638	46,119	4,772	10
Other domestic time deposits of $250,000 or more	217	184	195	201	223	(6)	(3)
Brokered deposits and negotiable CDs	2,779	2,701	2,600	2,434	2,262	517	23
Deposits in foreign offices	492	562	557	479	374	118	32
Total deposits	54,379	52,639	52,129	50,752	48,978	5,401	11
Short-term borrowings	844	2,153	1,882	2,683	3,193	(2,349)	(74)
Long-term debt	6,066	5,139	4,374	3,956	3,967	2,099	53
Total interest-bearing liabilities	44,272	44,038	43,132	42,212	42,048	2,224	5
All other liabilities	1,442	1,435	1,450	1,167	1,043	399	38
Shareholders’ equity	6,573	6,517	6,416	6,374	6,292	281	4
Total liabilities and shareholders’ equity	$69,304	$67,883	$66,251	$64,932	$63,473	$5,831	9%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5 - Consolidated Quarterly Net Interest Margin Analysis

	Average Yield Rates (2)
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Fully-taxable equivalent basis (1)	2015	2015	2015	2014	2014
Assets:
Interest-bearing deposits in banks	0.06%	0.08%	0.18%	0.23%	0.19%
Loans held for sale	3.81	3.32	3.69	3.82	3.98
Securities:
Available-for-sale and other securities:
Taxable	2.51	2.60	2.50	2.61	2.48
Tax-exempt	3.12	3.13	3.05	3.26	3.02
Total available-for-sale and other securities	2.63	2.71	2.61	2.73	2.59
Trading account securities	0.97	1.00	1.17	1.05	0.85
Held-to-maturity securities—taxable	2.46	2.50	2.47	2.45	2.45
Total securities	2.59	2.65	2.57	2.65	2.54
Loans and leases: (3)
Commercial:
Commercial and industrial	3.58	3.61	3.33	3.35	3.45
Commercial real estate:
Construction	3.52	3.60	3.81	4.30	4.38
Commercial	3.43	3.41	3.57	3.47	3.60
Commercial real estate	3.45	3.45	3.62	3.60	3.72
Total commercial	3.55	3.58	3.39	3.40	3.51
Consumer:
Automobile	3.23	3.20	3.24	3.33	3.41
Home equity	4.01	3.97	4.03	4.05	4.07
Residential mortgage	3.71	3.72	3.75	3.84	3.78
Other consumer	8.88	8.45	8.20	7.68	7.31
Total consumer	3.75	3.73	3.74	3.80	3.82
Total loans and leases	3.65	3.65	3.56	3.60	3.66
Total earning assets	3.42	3.45	3.38	3.41	3.44
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.07	0.06	0.05	0.04	0.04
Total demand deposits	0.02	0.02	0.01	0.01	0.01
Money market deposits	0.23	0.22	0.21	0.22	0.23
Savings and other domestic deposits	0.14	0.14	0.15	0.16	0.16
Core certificates of deposit	0.80	0.78	0.76	0.75	0.74
Total core deposits	0.23	0.22	0.22	0.23	0.23
Other domestic time deposits of $250,000 or more	0.43	0.44	0.42	0.43	0.44
Brokered deposits and negotiable CDs	0.17	0.17	0.17	0.18	0.20
Deposits in foreign offices	0.13	0.13	0.13	0.13	0.13
Total deposits	0.22	0.22	0.22	0.23	0.23
Short-term borrowings	0.09	0.14	0.12	0.12	0.11
Long-term debt	1.44	1.44	1.31	1.35	1.35
Total interest-bearing liabilities	0.39	0.36	0.32	0.32	0.33
Net interest rate spread	3.03	3.09	3.06	3.09	3.11
Impact of noninterest-bearing funds on margin	0.13	0.11	0.09	0.09	0.09
Net interest margin	3.16%	3.20%	3.15%	3.18%	3.20%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2015 Third Quarter versus 2014 Third Quarter
Fully-taxable equivalent net interest income for the 2015 third quarter increased $29.8 million, or 6%, from the 2014 third quarter. This reflected the benefit from the $4.6 billion, or 8%, increase in average earning assets partially offset by a 4 basis point reduction in the FTE net interest margin to 3.16%. Average earning asset growth included a $2.9 billion, or 6%, increase in average loans and leases and a $1.6 billion, or 13%, increase in average securities. The NIM contraction reflected a 2 basis point decrease related to the mix and yield of earning assets and 6 basis point increase in funding costs, partially offset by the 4 basis point increase in the benefit from noninterest-bearing funds.
Average earning assets for the 2015 third quarter increased $4.6 billion, or 8%, from the year-ago quarter, driven by:

•
$1.6 billion, or 13%, increase in average securities, primarily reflecting the reinvestment of cash flows and additional investment in LCR Level 1 qualifying securities. The 2015 third quarter average balance also included $1.8 billion of direct purchase municipal instruments originated by our Commercial segment, up from $1.2 billion in the year-ago quarter.

•
$1.2 billion, or 7%, increase in average C&I loans and leases, primarily reflecting the $0.8 billion of equipment finance leases acquired in the Huntington Technology Finance transaction at the end of the 2015 first quarter, as well as growth in corporate banking and automobile dealer floorplan lending.

•	$0.9 billion, or 11%, increase in average Automobile loans. The 2015 third quarter represented the seventh consecutive quarter of greater than $1.0 billion in originations.

•	$0.3 billion, or 7%, increase in average Commercial Real Estate loans, primarily Construction loans.
Average total deposits for the 2015 third quarter increased $5.4 billion, or 11%, from the year-ago quarter, including a $4.8 billion, or 10%, increase in average total core deposits. The growth in average total core deposits more than fully funded the year-over-year increase in average earning assets. The increase in average total deposits included $0.7 billion of deposits acquired in the Bank of America branch acquisition late in the 2014 third quarter. Average total interest-bearing liabilities increased $2.2 billion, or 5%, from the year-ago quarter. Year-over-year changes in total liabilities reflected:

•	$3.6 billion, or 18%, increase in demand deposits, reflecting a $2.7 billion, or 22%, increase in commercial demand deposits and a $0.9 billion, or 12%, increase in consumer demand deposits.

•	$1.6 billion, or 9%, increase in money market deposits, reflecting continued banker focus across all segments on obtaining our customers’ full deposit relationship.

•	$0.5 billion, or 23%, increase in brokered deposits and negotiable CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.
Partially offset by:

•	$0.6 billion, or 20%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to low- and no-cost demand deposits and money market deposits.

•
$0.3 billion, or 3%, decrease in average short- and long-term borrowings, reflecting a $2.3 billion, or 74%, reduction in short-term borrowings partially offset by a $2.1 billion, or 53%, increase in long-term debt. The increase in long-term debt reflected the issuance of $1.0 billion, $0.8 billion, and $0.5 billion of bank-level senior debt during the 2015 first quarter, 2015 second quarter, and 2015 third quarter, respectively, as well as $0.5 billion of debt assumed in the Huntington Technology Finance acquisition at the end of the 2015 first quarter.

2015 Third Quarter versus 2015 Second Quarter
Compared to the 2015 second quarter, FTE net interest income increased $5.0 million, or 1%. Average earning assets increased $0.8 billion, or 1%, sequentially, while the NIM decreased 4 basis points. The decrease in the NIM reflected a 3 basis point decrease in earning asset yields due to continued pricing pressure across several asset classes and a 3 basis point increase in the cost of interest-bearing liabilities, partially offset by a 2 basis point increase in the benefit from noninterest bearing funds.

Compared to the 2015 second quarter, average earning assets increased $0.8 billion, or 1%. This increase reflected a $0.8 billion increase in automobile loans and a $0.4 billion increase in average securities, partially offset by a $0.8 billion decrease in loans held-for-sale. The decrease in loans held-for-sale was impacted by the securitization and sale of $750 million of automobile loans in the last month of the 2015 second quarter.
Compared to the 2015 second quarter, average noninterest bearing deposits increased $1.1 billion, or 7%, and while average total interest-bearing liabilities increased $0.2 billion, or 1%, reflecting a $1.3 billion, or 61%, decrease in short-term borrowings partially offset by a $0.9 billion, or 18%, increase in long-term debt related to the 2015 second quarter and 2015 third quarter bank-level senior debt issuances.

Table 6 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
Fully-taxable equivalent basis (1)	2015	2014	Amount	Percent	2015	2014
Assets:
Interest-bearing deposits in banks	$90	$85	$5	6%	0.11%	0.08%
Loans held for sale	706	306	400	131	3.49	3.99
Securities:
Available-for-sale and other securities:
Taxable	7,966	6,615	1,351	20	2.54	2.49
Tax-exempt	2,014	1,344	670	50	3.10	3.06
Total available-for-sale and other securities	9,980	7,959	2,021	25	2.65	2.59
Trading account securities	49	45	4	9	1.06	0.87
Held-to-maturity securities—taxable	3,299	3,671	(372)	(10)	2.47	2.46
Total securities	13,328	11,675	1,653	14	2.60	2.54
Loans and leases: (3)
Commercial:
Commercial and industrial	19,581	18,161	1,420	8	3.51	3.50
Commercial real estate:
Construction	987	697	290	42	3.64	4.24
Commercial	4,227	4,274	(47)	(1)	3.47	3.87
Commercial real estate	5,214	4,971	243	5	3.50	3.92
Total commercial	24,795	23,132	1,663	7	3.51	3.59
Consumer:
Automobile	8,582	7,387	1,195	16	3.23	3.47
Home equity	8,504	8,376	128	2	4.01	4.10
Residential mortgage	5,906	5,579	327	6	3.72	3.78
Other consumer	458	389	69	18	8.53	7.16
Total consumer	23,450	21,731	1,719	8	3.74	3.86
Total loans and leases	48,245	44,863	3,382	8	3.62	3.72
Allowance for loan and lease losses	(610)	(641)	31	(5)
Net loans and leases	47,635	44,222	3,413	8
Total earning assets	62,369	56,929	5,440	10	3.42%	3.50%
Cash and due from banks	1,140	888	252	28

Intangible assets	693	570	123	22
All other assets	4,231	3,934	297	8
Total assets	$67,823	$61,680	$6,143	10%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$16,061	$13,586	$2,475	18%	—%	—%
Demand deposits—interest-bearing	6,455	5,878	577	10	0.06	0.04
Total demand deposits	22,516	19,464	3,052	16	0.02	0.01
Money market deposits	19,228	17,753	1,475	8	0.22	0.24
Savings and other domestic deposits	5,222	5,025	197	4	0.14	0.18
Core certificates of deposit	2,661	3,403	(742)	(22)	0.78	0.83
Total core deposits	49,627	45,645	3,982	9	0.22	0.26
Other domestic time deposits of $250,000 or more	199	256	(57)	(22)	0.43	0.43
Brokered deposits and negotiable CDs	2,694	2,040	654	32	0.17	0.24
Deposits in foreign offices	537	339	198	58	0.13	0.13
Total deposits	53,057	48,280	4,777	10	0.22	0.26
Short-term borrowings	1,623	2,787	(1,164)	(42)	0.12	0.10
Long-term debt	5,199	3,340	1,859	56	1.40	1.46
Total interest-bearing liabilities	43,818	40,821	2,997	7	0.36	0.34
All other liabilities	1,442	1,038	404	39
Shareholders’ equity	6,502	6,235	267	4
Total liabilities and shareholders’ equity	$67,823	$61,680	$6,143	10%
Net interest rate spread					3.06	3.15
Impact of noninterest-bearing funds on margin					0.11	0.10
Net interest margin					3.17%	3.25%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2015 First Nine Months versus 2014 First Nine Months
Fully-taxable equivalent net interest income for the first nine-month period of 2015 increased $93.6 million, or 7%, reflecting the benefit of a $5.4 billion, or 10%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.17% from 3.25%. The increase in average earning assets reflected:

•
$3.4 billion, or 8%, increase in average total loans and leases, reflecting the equipment finance leases acquired in the Huntington Technology Finance transaction at the end of the 2015 first quarter and ongoing strong automobile loan originations.

•	$1.7 billion, or 14%, increase in average securities reflecting additional investment in LCR Level 1 qualifying securities.

•	$0.4 billion, or 131%, increase in average loans held for sale, reflecting the 2015 second quarter securitization and sale of automobile loans.
Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2015 third quarter was $22.5 million compared with $20.4 million for the 2015 second quarter and $24.5 million for the 2014 third quarter. On a year-to-date basis, provision for credit losses for the first nine-month period of 2015 was $63.5 million, a decrease of $15.0 million, or 19%, compared to year-ago period (See Credit Quality discussion). Given the low level of the provision for credit losses and the uneven nature of commercial charge-offs and recoveries, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income
The following table reflects noninterest income for each of the past five quarters:

Table 7 - Noninterest Income
(dollar amounts in thousands)
	Three Months Ended					3Q15 vs 3Q14		3Q15 vs 2Q15
	September 30,	June 30,	March 31,	December 31,	September 30,	Change		Change
	2015	2015	2015	2014	2014	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$75,157	$70,118	$62,220	$67,408	$69,118	$6,039	9%	$5,039	7%
Trust services	24,972	26,550	29,039	28,781	28,045	(3,073)	(11)	(1,578)	(6)
Electronic banking	30,832	30,259	27,398	27,993	27,275	3,557	13	573	2
Mortgage banking income	18,956	38,518	22,961	14,030	25,051	(6,095)	(24)	(19,562)	(51)
Brokerage income	15,059	15,184	15,500	16,050	17,155	(2,096)	(12)	(125)	(1)
Insurance income	16,204	17,637	15,895	16,252	16,729	(525)	(3)	(1,433)	(8)
Bank owned life insurance income	12,719	13,215	13,025	14,988	14,888	(2,169)	(15)	(496)	(4)
Capital markets fees	12,741	13,192	13,905	13,791	10,246	2,495	24	(451)	(3)
Gain on sale of loans	5,873	12,453	4,589	5,408	8,199	(2,326)	(28)	(6,580)	(53)
Securities gains (losses)	188	82	—	(104)	198	(10)	(5)	106	129
Other income	40,418	44,565	27,091	28,681	30,445	9,973	33	(4,147)	(9)
Total noninterest income	$253,119	$281,773	$231,623	$233,278	$247,349	$5,770	2%	$(28,654)	(10)%
2015 Third Quarter versus 2014 Third Quarter
Noninterest income increased $5.8 million, or 2%, from the year-ago quarter. The year-over-year increase primarily reflected:

•	$10.0 million, or 33%, increase in other income, primarily reflecting equipment operating lease income related to Huntington Technology Finance.

•
$6.0 million, or 9%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition including a 3.1% increase in commercial checking relationships and a 3.8% increase in consumer checking households.

•	$3.6 million, or 13%, increase in electronic banking, due to higher card related income and underlying customer growth.
Partially offset by:

•
$6.1 million, or 24%, decrease in mortgage banking income, reflecting a $9.2 million decrease from MSR hedging-related activities partially offset by a $4.5 million increase in origination and secondary marketing revenues.

•
$3.1 million, or 11%, decrease in trust services, primarily related to our fiduciary trust businesses moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds. While not affecting results, during the 2015 third quarter, we entered into agreements to transition the remaining Huntington Funds and to sell Huntington Asset Advisors in transactions expected to close in the 2015 fourth quarter.

2015 Third Quarter versus 2015 Second Quarter
Compared to the 2015 second quarter, total noninterest income decreased $28.7 million, or 10%. Mortgage banking income decreased $19.6 million, or 51%, primarily driven by a $14.4 million decrease in net MSR hedging-related activities and a $6.3 million, or 24%, decrease in origination and secondary marketing income. Gain on sale of loans decreased $6.6 million, or 53%, primarily reflecting a $5.3 million automobile loan securitization gain during the 2015 second quarter. Service charges on deposit accounts increased $5.0 million, or 7%, as the quarter benefited from continued growth in consumer households and commercial relationships.

Table 8 - Noninterest Income—2015 First Nine Months vs. 2014 First Nine Months
(dollar amounts in thousands)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Service charges on deposit accounts	$207,495	$206,333	$1,162	1%
Trust services	80,561	87,191	(6,630)	(8)
Electronic banking	88,489	77,408	11,081	14
Mortgage banking income	80,435	70,857	9,578	14
Brokerage income	45,743	52,227	(6,484)	(12)
Insurance income	49,736	49,221	515	1
Bank owned life insurance income	38,959	42,060	(3,101)	(7)
Capital markets fees	39,838	29,940	9,898	33
Gain on sale of loans	22,915	15,683	7,232	46
Securities gains (losses)	270	17,658	(17,388)	(98)
Other income	112,074	97,323	14,751	15
Total noninterest income	$766,515	$745,901	$20,614	3%
The $20.6 million, or 3%, increase in total noninterest income reflected:

•	$14.8 million, or 15%, increase in other income, primarily reflecting equipment operating lease income related to Huntington Technology Finance.

•	$11.1 million, or 14%, increase in electronic banking income, primarily due to higher card-related income and underlying customer growth.

•	$9.9 million, or 33%, increase in capital market fees, primarily related to an increase in foreign exchange fees, underwriting fees, commodities revenue, and customer interest rate derivatives.

•
$9.6 million, or 14%, increase in mortgage banking income. The increase reflected a $22.0 million increase in origination and secondary marketing revenues offset by a $7.0 million decrease from MSR hedging-related activities, a $3.1 million decrease in other mortgage banking income, and a $2.0 million increase in amortization of capitalized servicing.

•	$7.2 million, or 46%, increase in gain on sale of loans, including the $5.3 million automobile loan securitization gain in the 2015 second quarter.
Partially offset by:

•	$17.4 million, or 98%, decrease in securities gains.

•
$6.6 million, or 8%, decrease in trust services, primarily related to our fiduciary trust businesses moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds following the 2014 second quarter transition of the fixed income Huntington Funds to a third party.

•
$6.5 million, or 12%, decrease in brokerage income, primarily reflecting a shift from upfront commission income to trailing commissions and an increase in the sale of new open architecture advisory products.

Noninterest Expense
(This section should be read in conjunction with Significant Item 1, 2, and 3.)
The following table reflects noninterest expense for each of the past five quarters:

Table 9 - Noninterest Expense
(dollar amounts in thousands)
	Three Months Ended					3Q15 vs 3Q14		3Q15 vs 2Q15
	September 30,	June 30,	March 31,	December 31,	September 30,	Change		Change
	2015	2015	2015	2014	2014	Amount	Percent	Amount	Percent
Personnel costs	$286,270	$282,135	$264,916	$263,289	$275,409	$10,861	4%	$4,135	1%
Outside data processing and other services	58,535	58,508	50,535	53,685	53,073	5,462	10	27	—
Net occupancy	29,061	28,861	31,020	31,565	34,405	(5,344)	(16)	200	1
Equipment	31,303	31,694	30,249	31,981	30,183	1,120	4	(391)	(1)
Professional services	11,961	12,593	12,727	15,665	13,763	(1,802)	(13)	(632)	(5)
Marketing	12,179	15,024	12,975	12,466	12,576	(397)	(3)	(2,845)	(19)
Deposit and other insurance expense	11,550	11,787	10,167	13,099	11,628	(78)	(1)	(237)	(2)
Amortization of intangibles	3,913	9,960	10,206	10,653	9,813	(5,900)	(60)	(6,047)	(61)
Other expense	81,736	41,215	36,062	50,868	39,468	42,268	107	40,521	98
Total noninterest expense	$526,508	$491,777	$458,857	$483,271	$480,318	$46,190	10%	$34,731	7%
Number of employees (average full-time equivalent)	12,367	12,274	11,914	11,875	11,946	421	4%	93	1%
Impacts of Significant Items:

	Three Months Ended
	September 30,	June 30,	September 30,
	2015	2015	2014
Personnel costs	$2,806	$319	$15,344
Outside data processing and other services	1,569	755	292
Net occupancy	—	—	5,202
Equipment	—	—	110
Professional services	273	374	6
Marketing	—	27	783
Other expense	38,377	26	1,086
Total noninterest expense adjustments	$43,025	$1,501	$22,823

Adjusted Noninterest Expense (Non-GAAP):

	Three Months Ended			3Q15 vs 3Q14		3Q15 vs 2Q15
	September 30,	June 30,	September 30,	Change		Change
	2015	2015	2014	Amount	Percent	Amount	Percent
Personnel costs	$283,464	$281,816	$260,065	$23,399	9%	$1,648	1%
Outside data processing and other services	56,966	57,753	52,781	4,185	8	(787)	(1)
Net occupancy	29,061	28,861	29,203	(142)	—	200	1
Equipment	31,303	31,694	30,073	1,230	4	(391)	(1)
Professional services	11,688	12,219	13,757	(2,069)	(15)	(531)	(4)
Marketing	12,179	14,997	11,793	386	3	(2,818)	(19)
Deposit and other insurance expense	11,550	11,787	11,628	(78)	(1)	(237)	(2)
Amortization of intangibles	3,913	9,960	9,813	(5,900)	(60)	(6,047)	(61)
Other expense	43,359	41,189	38,382	4,977	13	2,170	5
Total adjusted noninterest expense	$483,483	$490,276	$457,495	$25,988	6%	$(6,793)	(1)%

2015 Third Quarter versus 2014 Third Quarter

Reported noninterest expense increased $46.2 million, or 10%, from the year-ago quarter. Changes in reported noninterest expense primarily reflect:

•
$42.3 million, or 107%, increase in other expense, primarily reflecting the $38.2 million increase to litigation reserves as well as $5.5 million related to Huntington Technology Finance operating lease expense.

•
$10.9 million, or 4%, increase in personnel costs, reflecting a $24.2 million increase in salaries related to both annual merit increases and a 4% increase in the number of average full-time equivalent employees, partially offset by the $12.5 million change in Significant Items.

•	$5.5 million, or 10%, increase in outside data processing and other services expense, primarily related to technology investments.
Partially offset by

•	$5.9 million, or 60%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition.

•	$5.3 million, or 16%, decrease in net occupancy costs, reflecting the Significant Item in the year ago quarter related to franchise repositioning actions.
2015 Third Quarter versus 2015 Second Quarter
Reported noninterest expense increased $34.7 million, or 7%, from the 2015 second quarter. Other expense increased $40.5 million, or 98%, from the prior quarter, primarily reflecting the $38.2 million addition to litigation reserves. Personnel costs increased $4.1 million, or 1%, as a result of a $7.4 million increase in salaries, including $2.5 million of merger and acquisition-related Significant Items, partially offset by a $3.2 million decrease in benefits expense. Amortization of intangibles decreased $6.0 million, or 61%, reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition. Marketing expense decreased $2.8 million, or 19%, due to the timing of marketing campaigns.

Table 10 - Noninterest Expense—2015 First Nine Months vs. 2014 First Nine Months
(dollar amounts in thousands)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Personnel costs	$833,321	$785,486	$47,835	6%
Outside data processing and other services	167,578	158,901	8,677	5
Net occupancy	88,942	96,511	(7,569)	(8)
Equipment	93,246	87,682	5,564	6
Professional services	37,281	43,890	(6,609)	(15)
Marketing	40,178	38,094	2,084	5
Deposit and other insurance expense	33,504	35,945	(2,441)	(7)
Amortization of intangibles	24,079	28,624	(4,545)	(16)
Other expense	159,013	123,942	35,071	28
Total noninterest expense	$1,477,142	$1,399,075	$78,067	6%
Impacts of Significant Items:

	Nine Months Ended September 30,
	2015	2014
Personnel costs	$3,125	$17,685
Outside data processing and other services	2,375	5,201
Net occupancy	—	7,003
Equipment	—	245
Professional services	3,934	2,228
Marketing	28	1,343
Other expense	38,415	11,496
Total noninterest expense adjustments	$47,877	$45,201

Adjusted Noninterest Expense (Non-GAAP):

	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Personnel costs	$830,196	$767,801	$62,395	8%
Outside data processing and other services	165,203	153,700	11,503	7
Net occupancy	88,942	89,508	(566)	(1)
Equipment	93,246	87,437	5,809	7
Professional services	33,347	41,662	(8,315)	(20)
Marketing	40,150	36,751	3,399	9
Deposit and other insurance expense	33,504	35,945	(2,441)	(7)
Amortization of intangibles	24,079	28,624	(4,545)	(16)
Other expense	120,598	112,446	8,152	7
Total noninterest expense adjustments	$1,429,265	$1,353,874	$75,391	6%

Reported noninterest expense increased $78.1 million, or 6%. Excluding the impact of Significant Items, noninterest expense increased $75.4 million, or 6%. Changes in reported noninterest expense primarily reflect:

•
$47.8 million, or 6%, increase in personnel costs. Excluding the impact of significant items, personnel costs increased $62.4 million, or 8%, primarily related to a $56.3 million increase in salaries reflecting annual merit increases, a 3% increase in the number of average full-time equivalent employees, and a $6.6 million increase in benefits expense.

•
$35.1 million, or 28%, increase in other expense. Excluding the impact of significant items, other expense increased $8.2 million, or 7%, primarily reflecting an $11.3 million increase in Huntington Technology Finance operating lease expense.

•
$8.7 million, or 5%, increase in outside data processing and other services. Excluding the impact of significant items, outside data processing and other services increased $11.5 million, or 7%, primarily related to technology investments.

Partially offset by

•
$6.6 million, or 15%, decrease in professional services. Excluding the impact of significant items, professional services decreased $8.3 million, or 20%, as the year-ago period included $8.9 million of consulting expense related to strategic planning.

•	$7.6 million, or 8%, decrease in net occupancy costs. Excluding the impact of significant items, net occupancy costs decreased $566 thousand, or 1%.
Provision for Income Taxes
The provision for income taxes in the 2015 third quarter was $47.0 million. This compared with a provision for income taxes of $53.9 million in the 2014 third quarter and $64.1 million in the 2015 second quarter. The provision for income taxes for the nine-month periods ended September 30, 2015 and September 30, 2014 was $165.1 million and $163.4 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, release of capital loss carryforward valuation allowance, general business credits, and investments in qualified affordable housing projects. At September 30, 2015 there is no capital loss carryforward valuation allowance remaining. The net federal deferred tax asset was $20.4 million and the net state deferred tax asset was $41.1 million at September 30, 2015.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

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
Loan and Lease Credit Exposure Mix
At September 30, 2015, loans and leases totaled $49.7 billion, an increase of $2.0 billion from December 31, 2014. There was continued growth in the C&I portfolio, primarily as a result of an increase in equipment leases of $0.8 billion related to the acquisition of Huntington Technology Finance. In addition, automobile increased by $0.5 billion as a result of strong originations. The CRE portfolio had modest growth over the period as the continued run-off of the non-core portfolio was more than offset by new production within the requirements associated with our internal concentration limits. At September 30, 2015, commercial loans and leases totaled $25.4 billion and represented 51% of our total loan and lease credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion).
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
Total consumer loans and leases were $24.2 billion at September 30, 2015, and represented 49% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion). The increase from December 31, 2014, primarily relates to growth in the automobile portfolio.
Automobile—Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 21% of the total exposure, with no individual state representing more than 7%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
Home equity—Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit may convert to a 20-year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations. The underwriting for the floating rate lines of credit also incorporates a stress analysis for a rising interest rate.
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
The table below provides the composition of our total loan and lease portfolio:

Table 11 - Loan and Lease Portfolio Composition
(dollar amounts in millions)

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
Ending Balances by Type:
Commercial:
Commercial and industrial	$20,040	40%	$20,003	41%	$20,109	42%	$19,033	40%	$18,791	40%
Commercial real estate:
Construction	1,110	2	1,021	2	910	2	875	2	850	2
Commercial	4,294	9	4,192	9	4,157	9	4,322	9	4,141	9
Commercial real estate	5,404	11	5,213	11	5,067	11	5,197	11	4,991	11
Total commercial	25,444	51	25,216	52	25,176	53	24,230	51	23,782	51
Consumer:
Automobile	9,160	19	8,549	18	7,803	16	8,690	18	8,322	18
Home equity	8,461	17	8,526	17	8,492	18	8,491	18	8,436	18
Residential mortgage	6,071	12	5,987	12	5,795	12	5,831	12	5,788	12
Other consumer	520	1	474	1	430	1	414	1	395	1
Total consumer	24,212	49	23,536	48	22,520	47	23,426	49	22,941	49
Total loans and leases	$49,656	100%	$48,752	100%	$47,696	100%	$47,656	100%	$46,723	100%

Our loan portfolio is diversified by consumer and commercial credit. At the corporate level, we manage the credit exposure in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Currently there are no identified concentrations that exceed the established limit. Our concentration management policy is approved by the Risk Oversight Committee and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition from December 31, 2014 are consistent with the portfolio growth metrics.

Table 12 - Loan and Lease Portfolio by Collateral Type
(dollar amounts in millions)

	September 30, 2015		June 30, 2015		March 31, 2015			December 31, 2014		September 30, 2014
Secured loans:
Real estate—commercial	$8,470	17%	$8,479	17%	$8,463		18%	$8,631	18%	$8,628	18%
Real estate—consumer	14,532	29	14,513	30	14,287		30	14,322	30	14,224	30
Vehicles	11,228	23	10,527	22	9,938	(1)	21	10,932	23	10,268	22
Receivables/Inventory	6,010	12	6,064	12	6,090		13	5,968	13	6,023	13
Machinery/Equipment	4,950	10	4,779	10	4,708	(2)	10	3,863	8	3,305	7
Securities/Deposits	1,054	2	1,095	2	956		2	964	2	1,232	3
Other	1,057	2	1,076	2	1,167		2	919	2	918	2
Total secured loans and leases	47,301	95	46,533	95	45,609		96	45,599	96	44,598	95
Unsecured loans and leases	2,355	5	2,219	5	2,087		4	2,057	4	2,125	5
Total loans and leases	$49,656	100%	$48,752	100%	$47,696		100%	$47,656	100%	$46,723	100%

(1)	Reflects the transfer of approximately $1.0 billion in automobile loans to loans held-for-sale.

(2)	Reflects the addition of approximately $0.8 billion in equipment leases related to the acquisition of Huntington Technology Finance.
Commercial Credit
Refer to the “Commercial Credit” section of our 2014 Form 10-K for our commercial credit underwriting and on-going credit management processes.
C&I PORTFOLIO
The C&I portfolio continues to have solid origination activity as evidenced by the growth over the past 12 months and we maintain a focus on high quality originations. Problem loans had trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. However, over the past year, C&I problem loans have begun to increase as the portfolio has increased in size. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
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

Table 13 - Selected Home Equity and Residential Mortgage Portfolio Data
(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Ending balance	$5,157	$5,129	$3,304	$3,362	$6,071	$5,831
Portfolio weighted average LTV ratio(1)	72%	71%	81%	81%	75%	74%
Portfolio weighted average FICO score(2)	760	759	755	752	751	752
	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Originations	$1,301	$1,139	$697	$654	$1,127	$906
Origination weighted average LTV ratio(1)	73%	74%	84%	83%	85%	84%
Origination weighted average FICO score(2)	779	756	767	746	754	754

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)
Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.

(3)	Represents only owned-portfolio originations.

Home Equity Portfolio
Within the home equity portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2006, the standard product was a 10-year draw period with a balloon payment. In either case, after the 10-year draw period, the borrower must reapply, subject to full underwriting guidelines, to continue with the interest only revolving structure or begin repaying the debt in a term structure.
The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in maturity risk. Our maturity risk can be segregated into two distinct segments: (1) home equity lines-of-credit underwritten with a balloon payment at maturity and (2) home equity lines-of-credit with an automatic conversion to a 20-year amortizing loan. We manage this risk based on both the actual maturity date of the line-of-credit structure and at the end of the 10-year draw period. This maturity risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to maturity. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment. Our existing home equity line-of-credit (HELOC) maturity strategy is consistent with ongoing regulatory guidance.
The table below summarizes our home equity line-of-credit portfolio by maturity date based on the balloon structure described above:

Table 14 - Maturity Schedule of Home Equity Line-of-Credit Portfolio
(dollar amounts in millions)

	September 30, 2015
	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$7	$1	$2	$1	$3,163	$3,174
Secured by junior-lien	119	115	22	14	2,696	2,966
Total home equity line-of-credit	$126	$116	$24	$15	$5,859	$6,140

	December 31, 2014
Total home equity line-of-credit	$229	$123	$105	$19	$5,391	$5,867
The reduction in maturities presented in over 1-year up to 4-year categories is a result of our change to a product with a 20-year amortization period after 10-year draw period structure. Home equity lines-of-credit with balloon payment risk are essentially eliminated after 2015. The amounts maturing in more than four years primarily consist of exposure with a 20-year amortization period after the 10-year draw period.
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
Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the nine-month period ended September 30, 2015, we closed $164.1 million in HARP residential mortgages and $2.9 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.
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

Credit quality performance in the 2015 third quarter continued to reflect overall positive results. Net charge-offs were substantially lower as a result of several large recoveries. NPA’s decreased 4% from the prior quarter to $381.4 million. Net charge-offs decreased by $9.2 million or 36% from the prior quarter. As a result of the overall continued credit quality improvement, the ACL to total loans ratio declined by 2 basis points to 1.32%.
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
Of the $185.4 million of CRE and C&I-related NALs at September 30, 2015, $112.5 million, or 61%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 15 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans and leases (NALs): (1)
Commercial and industrial	$157,902	$149,713	$133,363	$71,974	$90,265
Commercial real estate	27,516	43,888	49,263	48,523	59,812
Automobile	5,551	4,190	4,448	4,623	4,834
Residential mortgage	98,908	91,198	98,093	96,564	98,139
Home equity	66,446	75,282	79,169	78,515	72,715
Other consumer	154	68	77	45	—
Total nonaccrual loans and leases	356,477	364,339	364,413	300,244	325,765
Other real estate, net:
Residential	21,637	25,660	30,544	29,291	30,661
Commercial	3,273	3,572	3,407	5,748	5,609
Total other real estate, net	24,910	29,232	33,951	35,039	36,270
Other NPAs (2)	—	2,440	2,440	2,440	2,440
Total nonperforming assets	$381,387	$396,011	$400,804	$337,723	$364,475
Nonaccrual loans and leases as a % of total loans and leases	0.72%	0.75%	0.76%	0.63%	0.70%
NPA ratio (3)	0.77	0.81	0.84	0.71	0.78
(NPA+90days)/(Loan+OREO) (4)	0.98	1.03	1.08	0.98	1.08

(1)	Excludes loans transferred to held-for-sale.

(2)	Other nonperforming assets includes certain impaired investment securities.

(3)	Nonperforming assets divided by the sum of loans and leases, net other real estate owned, and other NPAs.

(4)	The sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and other real estate.
2015 Third Quarter versus 2015 Second Quarter
Total NPAs decreased by $14.6 million, or 4% compared with June 30, 2015.

•	$16.4 million, or 37%, decline in CRE NALs, reflecting improved delinquency trends and successful workout strategies implemented by our commercial loan workout group.

•	$8.8 million, or 12%, decline in home equity NALs, primarily reflecting the impact of moving certain home equity TDRs from loans to loans held for sale.

•	$4.3 million, or 15%, decline in OREO, specifically associated with the sale of residential properties.
Primarily offset by:

•
$8.2 million, or 5%, increase in C&I NALs, primarily reflecting the addition of C&I relationships to nonaccrual status. Given the absolute low level of problem credits in the portfolio, some volatility should be expected.

•	$7.7 million, or 8%, increase in residential mortgage NALs, reflecting a return to prior period levels.
2015 Third Quarter versus 2014 Fourth Quarter.
The $43.7 million, or 13%, increase in NPAs compared with December 31, 2014, represents:

•
$85.9 million or 119%, increase in C&I NALs, primarily reflecting the addition of larger individual commercial credits with no specific industry or structure. Given the absolute low level of problem credits in the portfolio, some volatility should be expected.

Primarily offset by:

•	$21.0 million or 43% decline in CRE NALs, reflecting improved delinquency trends and successful workout strategies implemented by our commercial loan workout group.

•	$12.1 million or 15% decline in home equity NALs, reflecting improved delinquency trends and moving $98.6 million of home equity TDRs from loans to loans held for sale.

•	$10.1 million or 29% decline in OREO, specifically associated with the sale of residential properties.
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
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 16 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in thousands)

	September 30, 2015		June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Troubled debt restructured loans—accruing:
Commercial and industrial	$241,327		$233,346	$162,207	$116,331	$89,783
Commercial real estate	103,767		158,056	161,515	177,156	186,542
Automobile	24,537		24,774	25,876	26,060	31,480
Home equity	192,356	(1)	279,864	265,207	252,084	229,500
Residential mortgage	277,154		266,986	268,441	265,084	271,762
Other consumer	4,569		4,722	4,879	4,018	3,313
Total troubled debt restructured loans—accruing	843,710		967,748	888,125	840,733	812,380
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	54,933		46,303	21,246	20,580	19,110
Commercial real estate	12,806		19,490	28,676	24,964	28,618
Automobile	5,400		4,030	4,283	4,552	4,817
Home equity	19,188	(2)	26,568	26,379	27,224	25,149
Residential mortgage	68,577		65,415	69,799	69,305	72,729
Other consumer	152		160	165	70	74
Total troubled debt restructured loans—nonaccruing	161,056		161,966	150,548	146,695	150,497
Total troubled debt restructured loans	$1,004,766		$1,129,714	$1,038,673	$987,428	$962,877

(1)	Excludes approximately $87.9 million in accruing home equity TDRs transferred from loans to loans held for sale.

(2)	Excludes approximately $8.9 million in nonaccruing home equity TDRs transferred from loans to loans held for sale.
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
Any granted change in terms or conditions that are not readily available in the market for that borrower requires the designation as a TDR. There are no provisions for the removal of the TDR designation based on payment activity for consumer loans. A loan may be returned to accrual status when all contractually due interest and principal has been paid and the borrower demonstrates the financial capacity to continue to pay as agreed, with the risk of loss diminished. During the 2015 third quarter, Huntington transferred $96.8 million of home equity TDRs from loans to loans held for sale in anticipation of a sale.
The following table reflects TDR activity for each of the past five quarters:

Table 17 - Troubled Debt Restructured Loan Activity
(dollar amounts in thousands)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
TDRs, beginning of period	$1,129,714	$1,038,673	$987,428	$962,877	$988,737
New TDRs	231,991	259,911	209,376	137,397	126,238
Payments	(117,822)	(64,468)	(35,272)	(51,908)	(78,717)
Charge-offs	(15,549)	(12,307)	(8,364)	(8,611)	(10,631)
Sales	(3,332)	(4,508)	(5,148)	(3,303)	(1,951)
Transfer to held-for-sale	(96,786)	—	—	—	—
Transfer to OREO	(2,278)	(3,383)	(2,369)	(2,978)	(3,554)
Restructured TDRs—accruing (1)	(96,336)	(61,570)	(85,700)	(26,350)	(47,277)
Restructured TDRs—nonaccruing (1)	(17,398)	(20,456)	(20,849)	(16,309)	(2,212)
Other	(7,438)	(2,178)	(429)	(3,387)	(7,756)
TDRs, end of period	$1,004,766	$1,129,714	$1,038,673	$987,428	$962,877

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.
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
During the 2015 third quarter, we reviewed our existing commercial and consumer credit models and completed a periodic reassessment of certain ACL assumptions.  Specifically, we updated our analysis of the loss emergence periods used for commercial receivables collectively evaluated for impairment.  Based on our observed portfolio experience, we extended our loss emergence periods for the C&I portfolio and CRE portfolios.  We also updated loss factors in our consumer home equity and residential mortgage portfolios based on more recently observed portfolio experience.  The net ACL impact of these enhancements was immaterial.
We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business verticals such as healthcare, ABL, and energy. A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks remain strong.
The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 18 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
Commercial
Commercial and industrial	$284,329	40%	$285,041	41%	$284,573	42%	$286,995	40%	$291,401	40%
Commercial real estate	109,967	11	92,060	11	100,752	11	102,839	11	115,472	11
Total commercial	394,296	51	377,101	52	385,325	53	389,834	51	406,873	51
Consumer
Automobile	43,949	19	39,102	18	37,125	16	33,466	18	30,732	18
Home equity	86,838	17	111,178	17	110,280	18	96,413	18	100,375	18
Residential mortgage	42,794	12	51,679	12	55,380	12	47,211	12	52,658	12
Other consumer	24,061	1	20,482	1	17,016	1	38,272	1	40,398	1
Total consumer	197,642	49	222,441	48	219,801	47	215,362	49	224,163	49
Total allowance for loan and lease losses	591,938	100%	599,542	100%	605,126	100%	605,196	100%	631,036	100%
Allowance for unfunded loan commitments	64,223		55,371		54,742		60,806		55,449
Total allowance for credit losses	$656,161		$654,913		$659,868		$666,002		$686,485
Total allowance for loan and leases losses as % of:
Total loans and leases		1.19%		1.23%		1.27%		1.27%		1.35%
Nonaccrual loans and leases		1.66		1.65		1.66		2.02		1.94
Nonperforming assets		1.55		1.51		1.51		1.79		1.73
Total allowance for credit losses as % of:
Total loans and leases		1.32%		1.34%		1.38%		1.40%		1.47%
Nonaccrual loans and leases		1.84		1.80		1.81		2.22		2.11
Nonperforming assets		1.72		1.65		1.65		1.97		1.88

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2015 Third Quarter versus 2014 Fourth Quarter
The $9.8 million, or 1%, decline in the ACL compared with December 31, 2014, was driven by:

•
$14.2 million, or 37%, decline in the ALLL of the other consumer portfolio. The decline was primarily driven by our assessment of consumer overdraft reserve factors, and the impact of no longer utilizing separate qualitative methods to estimate economic risks inherent in our portfolios.

•
$9.6 million, or 10%, decline in the ALLL of the home equity portfolio. Continued improvement in the residential real estate market led to improved expected loss factors in the portfolio, along with no longer utilizing separate qualitative methods to estimate economic risks inherent in the portfolio. These reductions were partially offset by the extension of loss emergence periods utilized in the reserve factors for the portfolio.

•
$4.4 million, or 9%, decline in the ALLL of the residential mortgage portfolio. Continued improvement in the residential real estate market led to improved expected loss factors in the portfolio, along with no longer utilizing separate qualitative methods to estimate economic risks inherent in the portfolio. These reductions were partially offset by the extension of loss emergence periods utilized in the reserve factors for the portfolio.

•
$2.7 million, or 1%, decline in the ALLL of the C&I portfolio. The decline was primarily driven by the decision to no longer utilize separate qualitative methods to estimate economic risks inherent in our portfolio, as well as improved performance on the Pass Graded portfolio over the past year. However, the impacts were largely offset by increases to our reserve factors for high dollar value C&I credits, along with extended loss emergence periods utilized in establishing the portfolio’s reserve factors.

Partially offset by:

•
$10.5 million, or 31%, increase in the ALLL of the automobile portfolio. The increase was driven by growth in loan balances, along with the extension of loss emergence periods embedded within the portfolio’s reserve factors. It was partially offset by the impact of no longer utilizing separate qualitative methods to estimate economic risks inherent in our portfolio.

•
$7.1 million, or 7%, increase in the ALLL of the CRE portfolio. The increase was driven by the extension of loss emergence periods utilized in the reserve factors, along with increases to our reserve factors of high dollar value CRE credits. However, the increases in allowances were largely offset by management’s decision to no longer utilize separate qualitative methods to estimate economic risks inherent in our portfolio.

•	$3.4 million, or 6%, increase in the AULC driven primarily by an 6% increase in criticized unfunded exposures within the Commercial portfolios.
The ACL to total loans ratio declined to 1.32% at September 30, 2015, compared to 1.40% at December 31, 2014. Management believes the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, the continued focus on early identification of loans with changes in credit metrics and proactive action plans for these loans, originating high quality new loans, and SAD resolutions is expected to contribute to maintaining our strong key credit quality metrics.
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
C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

The following table reflects NCO detail for each of the last five quarters:

Table 19 - Quarterly Net Charge-off Analysis
(dollar amounts in thousands)

	Three months ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net charge-offs (recoveries) by loan and lease type (1):
Commercial:
Commercial and industrial	$9,858	$4,411	$11,403	$333	$12,587
Commercial real estate:
Construction	(309)	164	(383)	(1,747)	2,171
Commercial	(13,512)	5,361	(3,629)	1,565	(8,178)
Commercial real estate	(13,821)	5,525	(4,012)	(182)	(6,007)
Total commercial	(3,963)	9,936	7,391	151	6,580
Consumer:
Automobile	4,908	3,442	4,248	6,024	3,976
Home equity	5,869	4,650	4,625	6,321	6,448
Residential mortgage	2,010	2,142	2,816	3,059	5,428
Other consumer	7,339	5,205	5,352	7,420	7,591
Total consumer	20,126	15,439	17,041	22,824	23,443
Total net charge-offs	$16,163	$25,375	$24,432	$22,975	$30,023
Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.20%	0.09%	0.24%	0.01%	0.27%
Commercial real estate:
Construction	(0.11)	0.07	(0.17)	(0.85)	1.12
Commercial	(1.29)	0.51	(0.34)	0.15	(0.78)
Commercial real estate	(1.04)	0.43	(0.31)	(0.01)	(0.48)
Total commercial	(0.06)	0.16	0.12	—	0.11
Consumer:
Automobile	0.22	0.17	0.19	0.28	0.20
Home equity	0.28	0.22	0.22	0.30	0.31
Residential mortgage	0.13	0.15	0.19	0.21	0.38
Other consumer	5.91	4.61	5.03	7.20	7.61
Total consumer	0.34	0.27	0.29	0.39	0.42
Net charge-offs as a % of average loans	0.13%	0.21%	0.20%	0.20%	0.26%
(1) Amounts presented above exclude write-downs of $5.1 million in home equity loans for the three months ended September 30, 2015 and $2.3 million in automobile loans for the three months ended March 31, 2015 arising from transfers to loans held for sale.
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
All residential mortgage loans greater than 150-days past due are charged-down to the estimated value of the collateral, less anticipated selling costs. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process. For the home equity portfolio, some defaults represent full charge-offs, as there is no remaining equity, creating a lower delinquency rate but a higher NCO impact.
2015 Third Quarter versus 2015 Second Quarter
NCOs were an annualized 0.13% of average loans and leases in the current quarter, a decline from 0.21% in the 2015 second quarter, and still below our long-term expectation of 0.35% - 0.55%. Commercial charge-offs decreased in the quarter, partially offset by an increase in the other consumer, automobile and home equity portfolios. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO detail for the nine-month periods ended September 30, 2015 and 2014:

Table 20 - Year to Date Net Charge-off Analysis
(dollar amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Net charge-offs (recoveries) by loan and lease type (1):
Commercial:
Commercial and industrial	$25,672	$31,790
Commercial real estate:
Construction	(528)	2,918
Commercial	(11,780)	(12,103)
Commercial real estate	(12,308)	(9,185)
Total commercial	13,364	22,605
Consumer:
Automobile	12,598	11,544
Home equity	15,144	30,626
Residential mortgage	6,968	16,693
Other consumer	17,896	20,184
Total consumer	52,606	79,047
Total net charge-offs	$65,970	$101,652
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.17%	0.23%
Commercial real estate:
Construction	(0.07)	0.56
Commercial	(0.37)	(0.38)
Commercial real estate	(0.31)	(0.25)
Total commercial	0.07	0.13
Consumer:
Automobile	0.20	0.21
Home equity	0.24	0.49
Residential mortgage	0.16	0.40
Other consumer	5.21	6.91
Total consumer	0.30	0.48
Net charge-offs as a % of average loans	0.18%	0.30%

(1) Amounts presented above exclude write-downs arising from transfers to loans held for sale.
2015 First Nine Months versus 2014 First Nine Months
NCOs decreased $35.7 million in the first nine-month period of 2015 to $66.0 million primarily as a result of continued credit quality improvement in the home equity and residential mortgage portfolios. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

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

Table 21 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-2.0%	-4.0%
September 30, 2015	-0.2%	0.4%	0.2%
December 31, 2014	-0.2%	0.5%	0.2%
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
Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at September 30, 2015, shows that Huntington’s earnings are not particularly sensitive to these types of changes in interest rates over the next year. In the recent period, while the amount of fixed rate assets, primarily auto loans and securities, increased, NII at Risk was not meaningfully impacted.
As of September 30, 2015, Huntington had $9.0 billion of notional value in receive fixed-generic asset conversion swaps used for asset and liability management purposes. These derivative instruments mature from 2015 through 2018, in the amount of $0.8 billion, $3.5 billion, $4.6 billion, and $0.1 billion, in each year, respectively.

Table 22 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-5.0%	-12.0%
September 30, 2015	-0.6%	-0.6%	-2.5%
December 31, 2014	-0.6%	0.4%	-1.5%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.
Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at September 30, 2015 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. When interest rates rise, fixed rate liabilities generally increase economic value; the longer the duration, the greater the value gained. The opposite is true when interest rates fall. The EVE at risk reported as of September 30, 2015 for the +200 basis points scenario shows a more liability sensitive position compared with December 31, 2014. The primary factors contributing to this change were the growth of longer duration HQLA in preparation for LCR compliance and an increase in Automobile loans, offset somewhat by the growth of both Consumer and Commercial deposit balances.

MSRs
(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At September 30, 2015, we had a total of $153.5 million of capitalized MSRs representing the right to service $15.9 billion in mortgage loans. Of this $153.5 million, $18.1 million was recorded using the fair value method and $135.4 million was recorded using the amortization method.
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
Price Risk
Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiary, foreign exchange positions, equity investments, and investments in securities backed by mortgage loans. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held by the insurance subsidiaries.

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

Table 23 - Expected Life of Investment Securities

	September 30, 2015
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$599,900	$592,247	$—	$—
After 1 year through 5 years	4,222,930	4,291,202	991,645	997,415
After 5 years through 10 years (1)	5,253,020	5,291,526	2,166,043	2,194,492
After 10 years	561,386	574,973	—	—
Other securities	344,327	344,920	—	—
Total	$10,981,563	$11,094,868	$3,157,688	$3,191,907

(1)	The average duration of the securities with an average life of 5 years to 10 years is 5.15 years.

Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2015, these core deposits funded 72% of total assets (102% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $20.9 million and $18.7 million at September 30, 2015 and December 31, 2014, respectively.
The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 24 - Deposit Composition
(dollar amounts in millions)
	September 30,		June 30,		March 31,		December 31,		September 30,
	2015		2015		2015		2014		2014
By Type:
Demand deposits—noninterest-bearing	$16,935	31%	$17,011	32%	$15,960	30%	$15,393	30%	$14,754	29%
Demand deposits—interest-bearing	6,574	12	6,627	12	6,537	13	6,248	12	6,052	12
Money market deposits	19,494	36	18,580	35	18,933	36	18,986	37	18,174	36

Savings and other domestic deposits	5,189	10	5,240	10	5,288	10	5,048	10	5,038	10
Core certificates of deposit	2,483	5	2,580	5	2,709	5	2,936	5	3,150	6
Total core deposits:	50,675	94	50,038	94	49,427	94	48,611	94	47,168	93
Other domestic deposits of $250,000 or more	263	—	178	—	189	—	198	—	202	—
Brokered deposits and negotiable CDs	2,904	5	2,705	5	2,682	5	2,522	5	2,357	5
Deposits in foreign offices	403	1	552	1	535	1	401	1	402	1
Total deposits	$54,245	100%	$53,473	100%	$52,833	100%	$51,732	100%	$50,129	100%
Total core deposits:
Commercial	$24,886	49%	$24,103	48%	$23,061	47%	$22,725	47%	$21,753	46%
Consumer	25,789	51	25,935	52	26,366	53	25,886	53	25,415	54
Total core deposits	$50,675	100%	$50,038	100%	$49,427	100%	$48,611	100%	$47,168	100%

Table 25 - Federal Funds Purchased and Repurchase Agreements
(dollar amounts in millions)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,051	$1,101	$1,112	$1,058	$1,491
Federal Home Loan Bank advances	400	375	875	1,325	1,650
Other short-term borrowings	3	35	20	14	40
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.05%	0.05%	0.06%	0.08%	0.05%
Federal Home Loan Bank advances	0.19	0.15	0.15	0.15	0.22
Other short-term borrowings	0.19	0.17	0.15	1.11	1.06
Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,051	$1,101	$1,120	$1,176	$1,491
Federal Home Loan Bank advances	400	1,850	1,450	1,325	1,975
Other short-term borrowings	3	35	43	26	40
Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$685	$898	$1,057	$1,089	$1,072
Federal Home Loan Bank advances	136	1,236	796	1,569	2,101
Other short-term borrowings	23	19	29	25	20
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.05%	0.07%	0.07%	0.08%	0.07%
Federal Home Loan Bank advances	0.16	0.16	0.15	0.17	0.29
Other short-term borrowings	0.78	1.94	0.75	1.37	2.22
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $17.2 billion and $18.0 billion at September 30, 2015 and December 31, 2014, respectively.
For further information related to debt issuances please see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.
At September 30, 2015, total wholesale funding was $11.1 billion, an increase from $9.9 billion at December 31, 2014. The increase from prior year-end primarily relates to an increase in other long-term debt, partially offset by a decrease in FHLB advances and short-term borrowings.
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
At September 30, 2015, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At September 30, 2015 and December 31, 2014, the parent company had $0.9 billion and $0.7 billion, respectively, in cash and cash equivalents.
On October 21, 2015, the board of directors declared a quarterly common stock cash dividend of $0.07 per common share. The dividend is payable on January 4, 2016, to shareholders of record on December 21, 2015. Based on the current quarterly dividend of $0.07 per common share, cash demands required for common stock dividends are estimated to be approximately $55.8 million per quarter. On October 21, 2015, the board of directors declared a quarterly Series A and Series B Preferred Stock dividend payable on January 15, 2016 to shareholders of record on January 1, 2016. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.
During the third quarter, the Bank paid dividends of $187.0 million to the holding company. The Bank declared a dividend to the holding company of $154.0 million in the fourth quarter of 2015. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits the parent company to issue an unspecified amount of debt or equity securities.
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
Our objective for managing cyber security risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to plan and execute on its own goals. To this end we employ a set of defense in-depth strategies, which include efforts to make Huntington less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cyber security may be escalated to our board-level Technology Committee, as appropriate. As a complement to the overall cyber security risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third party services to test the effectiveness of our cyber security risk management framework, and any such third parties are required to comply with our policies regarding information security and confidentiality.

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
The tables below reflect activity in the representations and warranties reserve:

Table 26 - Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollar amounts in thousands)	2015	2015	2015	2014	2014
Reserve for representations and warranties, beginning of period	$10,599	$11,520	$12,677	$13,816	$15,249
Reserve charges	(551)	(536)	(1,359)	(518)	(499)
Provision for representations and warranties	(311)	(385)	202	(621)	(934)
Reserve for representations and warranties, end of period	$9,737	$10,599	$11,520	$12,677	$13,816

Table 27 - Mortgage Loan Repurchase Statistics

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollar amounts in thousands)	2015	2015	2015	2014	2014
Number of loans sold	6,735	6,802	4,421	4,544	4,880
Amount of loans sold (UPB)	$975,150	$1,022,202	$651,161	$633,837	$660,133
Number of loans repurchased (1)	20	23	32	19	18
Amount of loans repurchased (UPB) (1)	$2,764	$2,754	$3,883	$1,935	$2,224
Number of claims received	17	64	60	33	38
Successful dispute rate (2)	37%	59%	6%	30%	25%
Number of make whole payments (3)	3	4	11	7	4
Amount of make whole payments (3)	$212	$221	$625	$197	$119

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.

(2)	Successful disputes are a percent of close out requests.

(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Table 28 - Capital Under Current Regulatory Standards (transitional Basel III basis)
(dollar amounts in millions except per share amounts)

	September 30, 2015	June 30, 2015	March 31, 2015
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$6,583	$6,496	$6,462
Regulatory capital adjustments:
Shareholders’ preferred equity	(386)	(386)	(386)
Accumulated other comprehensive income offset	140	186	161
Goodwill and other intangibles, net of taxes	(697)	(701)	(700)
Deferred tax assets that arise from tax loss and credit carryforwards	(15)	(15)	(36)
Common equity tier 1 capital	5,625	5,580	5,501
Additional tier 1 capital
Shareholders’ preferred equity	386	386	386
Qualifying capital instruments subject to phase-out	76	76	76
Other	(22)	(22)	(53)
Tier 1 capital	6,065	6,020	5,910
LTD and other tier 2 qualifying instruments	623	623	648
Qualifying allowance for loan and lease losses	656	655	660
Tier 2 capital	1,279	1,278	1,308
Total risk-based capital	$7,344	$7,298	$7,218
Risk-weighted assets (RWA)	$57,839	$57,850	$57,840
Common equity tier 1 risk-based capital ratio	9.72%	9.65%	9.51%
Other regulatory capital data:
Tier 1 leverage ratio	8.85	8.98	9.04
Tier 1 risk-based capital ratio	10.49	10.41	10.22
Total risk-based capital ratio	12.70	12.62	12.48

Table 29 - Capital Adequacy-Non-Regulatory
(dollar amounts in millions)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Consolidated capital calculations:
Common shareholders’ equity	$6,197	$6,110	$6,076	$5,942	$5,898
Preferred shareholders’ equity	386	386	386	386	386
Total shareholders’ equity	6,583	6,496	6,462	6,328	6,284
Goodwill	(677)	(678)	(678)	(523)	(523)
Other intangible assets	(59)	(63)	(73)	(75)	(85)
Other intangible assets deferred tax liability (1)	21	22	25	26	30
Total tangible equity	5,868	5,777	5,736	5,756	5,706
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Total tangible common equity	$5,482	$5,391	$5,350	$5,370	$5,320
Total assets	$70,210	$68,846	$68,003	$66,298	$64,331
Goodwill	(677)	(678)	(678)	(523)	(523)
Other intangible assets	(59)	(63)	(73)	(75)	(85)
Other intangible assets deferred tax liability (1)	21	22	25	26	30
Total tangible assets	$69,495	$68,127	$67,277	$65,726	$63,753
Tier 1 capital (2)	N.A.	N.A.	N.A.	$6,266	$6,180
Preferred shareholders’ equity	N.A.	N.A.	N.A.	(386)	(386)
Trust preferred securities	N.A.	N.A.	N.A.	(304)	(304)
Tier 1 common equity (2)	N.A.	N.A.	N.A.	$5,576	$5,490
Risk-weighted assets (RWA) (2)	N.A.	N.A.	N.A.	$54,479	$53,239
Tier 1 common equity / RWA ratio (2)	N.A.	N.A.	N.A.	10.23%	10.31%
Tangible equity / tangible asset ratio	8.44%	8.48%	8.53%	8.76	8.95
Tangible common equity / tangible asset ratio	7.89	7.91	7.95	8.17	8.35

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Ratios are calculated on a Basel I basis.
N.A. On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 30 - Regulatory Capital Data (1)
(dollar amounts in millions)

		Basel III			Basel I
		September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total risk-weighted assets	Consolidated	$57,839	$57,850	$57,840	$54,479	$53,239
	Bank	57,750	57,772	57,752	54,387	53,132
Common equity tier I risk-based capital	Consolidated	5,625	5,580	5,501	N.A.	N.A.
	Bank	5,475	5,497	5,448	N.A.	N.A.
Tier 1 risk-based capital	Consolidated	6,065	6,020	5,910	6,266	6,180
	Bank	5,692	5,716	5,664	6,136	5,963
Tier 2 risk-based capital	Consolidated	1,279	1,278	1,308	1,122	1,122
	Bank	1,101	747	776	820	821
Total risk-based capital	Consolidated	7,344	7,298	7,218	7,388	7,302
	Bank	6,793	6,463	6,440	6,956	6,784
Tier 1 leverage ratio	Consolidated	8.85%	8.98%	9.04%	9.74%	9.83%
	Bank	8.33	8.54	8.67	9.56	9.49
Common equity tier I risk-based capital ratio	Consolidated	9.72	9.65	9.51	N.A.	N.A.
	Bank	9.48	9.51	9.43	N.A.	N.A.
Tier 1 risk-based capital ratio	Consolidated	10.49	10.41	10.22	11.50	11.61
	Bank	9.86	9.89	9.81	11.28	11.22
Total risk-based capital ratio	Consolidated	12.70	12.62	12.48	13.56	13.72
	Bank	11.76	11.19	11.15	12.79	12.77

(1)
On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. Amounts presented prior to January 1, 2015 are calculated using the Basel I capital requirements.

At September 30, 2015, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB. All capital ratios were impacted by the repurchase of 20.5 million common shares in 2015.
Shareholders’ Equity
We generate shareholders’ equity primarily through the retention of earnings, net of dividends and share repurchases. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.6 billion at September 30, 2015, an increase of $0.3 billion when compared with December 31, 2014.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
On October 21, 2015, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on January 4, 2016. Also, cash dividends of $0.06 per share were declared on July 22, 2015, April 21, 2015 and January 22, 2015.

On October 21, 2015, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on January 15, 2016. Also, cash dividends of $21.25 per share were declared on July 22, 2015, April 21, 2015 and January 22, 2015.

On October 21, 2015, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.55 per share. The dividend is payable on January 15, 2016. Also, cash dividends of $7.47 per share, $7.44 per share and $7.38 per share were declared on July 22, 2015, April 21, 2015 and January 22, 2015, respectively.
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
On March 11, 2015, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the FRB in January 2015. These actions included a 17% increase in the quarterly dividend per common share to $0.07, starting in the fourth quarter of 2015, and the potential repurchase of up to $366 million of common stock over the five-quarter period through the second quarter of 2016. During the 2015 third quarter, we repurchased 6.8 million shares, with a weighted average price of $10.66. Total share repurchases during the nine-month period ended September 30, 2015 were 20.5 million shares, with a weighted average price of $10.76. We have approximately $194.9 million remaining under the current authorization.
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
Net Income by Business Segment
The segregation of net income by business segment for the first nine-month period of September 30, 2015 and September 30, 2014 is presented in the following table:

Table 31 - Net Income (Loss) by Business Segment
(dollar amounts in thousands)
	Nine Months Ended September 30,
	2015	2014
Retail and Business Banking	$192,229	$122,383
Commercial Banking	153,578	105,022
AFCRE	117,345	149,621
RBHPCG	877	17,245
Home Lending	(8,272)	(12,906)
Treasury/Other	58,891	87,413
Total net income	$514,648	$468,778
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
The following table presents consumer checking account household OCR metrics:

Table 32 - Consumer Checking Household OCR Cross-sell Report

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Number of households (1) (2)	1,508,209	1,491,967	1,475,241	1,454,402	1,453,584
Product Penetration by Number of Services (3)
1 Service	2.6%	2.5%	2.8%	2.8%	3.3%
2-3 Services	16.8	17.0	17.3	17.9	18.4
4-5 Services	29.2	29.5	29.7	29.9	29.6
6+ Services	51.4	51.0	50.2	49.4	48.7

Total revenue (in millions)	$289.0	$279.8	$260.5	$260.5	$260.0

(1)	Checking account required.

(2)	On September 12, 2014, Huntington acquired 37,939 Bank of America households.

(3)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.
Our emphasis on cross-sell, coupled with customers being attracted to the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking TM, are having a positive effect. The percent of consumer households with 6 or more product services at the end of the 2015 third quarter was 51.4%, up from 48.7% from the year-ago quarter due to increased product sales and services provided.
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
The following table presents commercial relationship OCR metrics:

Table 33 - Commercial Relationship OCR Cross-sell Report

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Commercial Relationships (1)	169,152	168,088	166,710	164,726	164,079
Product Penetration by Number of Services (2)
1 Service	14.0%	14.3%	15.3%	15.7%	16.6%
2-3 Services	42.3	42.3	42.0	42.4	42.2
4+ Services	43.7	43.4	42.7	41.9	41.2

Total revenue (in millions)	$229.4	$222.0	$216.9	$212.8	$213.1

(1)	Checking account required.

(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships, we are able to achieve higher product service penetration among our commercial relationships and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with 4 or more product services at the end of the 2015 third quarter was 43.7%, up from 41.2% from the year-ago quarter. Total commercial relationship revenue for the 2015 third quarter was $229.4 million, up $16.3 million, or 8%, from the year-ago quarter.

Table 34 - Average Loans/Leases and Deposits by Business Segment
(dollar amounts in millions)
	Nine Months Ended September 30, 2015
	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	Total
Average Loans/Leases
Commercial and industrial	$3,970	$12,288	$2,571	$643	$—	$109	$19,581
Commercial real estate	316	340	4,412	148	—	(2)	5,214
Total commercial	4,286	12,628	6,983	791	—	107	24,795
Automobile	—	—	8,582	—	—	—	8,582
Home equity	7,649	—	1	704	159	(9)	8,504
Residential mortgage	1,273	—	—	1,428	3,205	—	5,906
Other consumer	415	3	16	11	6	7	458
Total consumer	9,337	3	8,599	2,143	3,370	(2)	23,450
Total loans and leases	$13,623	$12,631	$15,582	$2,934	$3,370	$105	$48,245
Average Deposits
Demand deposits—noninterest-bearing	$6,936	$5,497	$963	$1,997	$346	$322	$16,061
Demand deposits—interest-bearing	4,966	871	75	517	—	26	6,455
Money market deposits	10,316	4,209	249	4,447	—	7	19,228
Savings and other domestic deposits	5,076	63	6	75	3	(1)	5,222
Core certificates of deposit	2,619	8	1	33	—	—	2,661
Total core deposits	29,913	10,648	1,294	7,069	349	354	49,627
Other deposits	89	518	159	3	1	2,660	3,430
Total deposits	$30,002	$11,166	$1,453	$7,072	$350	$3,014	$53,057

	Nine Months Ended September 30, 2014
	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	Total
Average Loans/Leases
Commercial and industrial	$3,623	$11,425	$2,396	$620	$—	$97	$18,161
Commercial real estate	355	308	4,093	214	—	1	4,971
Total commercial	3,978	11,733	6,489	834	—	98	23,132
Automobile	—	—	7,388	—	—	(1)	7,387
Home equity	7,484	2	1	732	166	(9)	8,376
Residential mortgage	1,174	—	—	1,297	3,108	—	5,579
Other consumer	353	3	31	12	14	(24)	389
Total consumer	9,011	5	7,420	2,041	3,288	(34)	21,731
Total loans and leases	$12,989	$11,738	$13,909	$2,875	$3,288	$64	$44,863
Average Deposits
Demand deposits—noninterest-bearing	$5,965	$4,706	$726	$1,614	$282	$293	$13,586
Demand deposits—interest-bearing	4,703	780	68	312	—	15	5,878
Money market deposits	9,900	3,735	258	3,853	—	7	17,753
Savings and other domestic deposits	4,856	85	5	80	—	(1)	5,025
Core certificates of deposit	3,341	13	—	46	—	3	3,403
Total core deposits	28,765	9,319	1,057	5,905	282	317	45,645
Other deposits	105	746	112	3	—	1,669	2,635
Total deposits	$28,870	$10,065	$1,169	$5,908	$282	$1,986	$48,280

Retail and Business Banking

Table 35 - Key Performance Indicators for Retail and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Net interest income	$766,188	$678,502	$87,686	13%
Provision for credit losses	22,664	63,962	(41,298)	(65)
Noninterest income	323,552	306,364	17,188	6
Noninterest expense	771,339	732,623	38,716	5
Provision for income taxes	103,508	65,898	37,610	57
Net income	$192,229	$122,383	$69,846	57%
Number of employees (average full-time equivalent)	5,288	5,099	189	4%
Total average assets (in millions)	$15,590	$14,784	$806	5
Total average loans/leases (in millions)	13,623	12,989	634	5
Total average deposits (in millions)	30,002	28,870	1,132	4
Net interest margin	3.49%	3.18%	0.31%	10
NCOs	$46,555	$68,733	$(22,178)	(32)
NCOs as a % of average loans and leases	0.46%	0.71%	(0.25)%	(35)
Return on average common equity	20.2	12.0	8.2	68
2015 First Nine Months vs. 2014 First Nine Months
Retail and Business Banking reported net income of $192.2 million in the first nine-month period of 2015. This was an increase of $69.8 million, or 57%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$1.1 billion, or 4%, increase in total average deposits and the 23 basis point increase in deposit spreads, as a result of an increase in the funds transfer price rates assigned to deposits.

•
$0.6 billion, or 5%, increase in total average loans combined with a 10 basis point increase in loan spreads, as a result of a reduction in the funds transfer price rates assigned to loans and improved effective rates.

The decrease in the provision for credit losses from the year-ago period reflected:

•	$22.2 million, or 32%, decrease in NCOs, and updated assumptions made to the ACL estimation process.
The increase in total average loans and leases from the year-ago period reflected:

•	$0.3 billion, or 8%, increase in commercial loans, primarily due to the impact of core portfolio growth.

•
$0.3 billion, or 4%, increase in consumer loans, primarily due to growth in home equity lines of credit, credit card, and residential mortgages, as well as the impact of the Camco acquisition in the 2014 first quarter.

The increase in total average deposits from the year-ago period reflected:

•	$0.8 billion in combined deposit growth from the Camco acquisition in the 2014 first quarter and the Bank of America branch acquisition in the 2014 third quarter.

•	$0.2 billion deposit growth from our In-store branch network.
The increase in noninterest income from the year-ago period reflected:

•	$11.1 million, or 14%, increase in electronic banking income, primarily due to higher debit card-related transaction volumes and an increase in the number of households.

•
$6.5 million, or 63%, increase in mortgage banking income, primarily driven by increased referrals to Home Lending due to an improved mortgage refinance market in the first nine months of 2015 compared to the same period in 2014.

•	$2.9 million, or 23%, increase in gain on sale of loans, primarily due to increased SBA loan sale volumes.
Partially offset by:

•	$1.8 million, or 10%, decrease in brokerage income, the result of reduced investment sales in the first nine months of 2015 compared to 2014.

•
$1.2 million, or 1%, decrease in service charges on deposit accounts, primarily reflecting the decline from the late July 2014 implementation of changes in consumer fees and changing customer usage patterns, partially offset by an increase in consumer households.

The increase in noninterest expense from the year-ago period reflected:

•
$19.0 million, or 9%, increase in personnel costs, primarily due to the Bank of America branch acquisition in the 2014 third quarter and the Camco acquisition in the 2014 first quarter, along with the expansion of our In-store branch network. The increase also reflects additional cost from increased employee benefit expense and annual merit salary adjustments and incentives.

•
$16.0 million, or 5%, increase in other noninterest expense, primarily reflecting an increase in allocated overhead expense and additional expense related to the Bank of America branch and the Camco acquisitions.

•	$4.7 million, or 15%, increase in outside data processing and other services expense, mainly the result of transaction volumes associated with debit and credit card activity.

•	$3.9 million, or 11%, increase in marketing, primarily due to direct mail campaigns in 2015.
Partially offset by:

•	$5.0 million, or 25%, decrease in amortization of intangibles, reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition.

Commercial Banking

Table 36 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Net interest income	$266,638	$226,316	$40,322	18%
Provision for credit losses	13,167	33,681	(20,514)	(61)
Noninterest income	191,039	157,107	33,932	22
Noninterest expense	208,236	188,170	20,066	11
Provision for income taxes	82,696	56,550	26,146	46
Net income	$153,578	$105,022	$48,556	46%
Number of employees (average full-time equivalent)	1,125	1,045	80	8%
Total average assets (in millions)	$15,817	$13,847	$1,970	14
Total average loans/leases (in millions)	12,631	11,738	893	8
Total average deposits (in millions)	11,166	10,065	1,101	11
Net interest margin	2.67%	2.55%	0.12%	5
NCOs	$15,602	$10,647	$4,955	47
NCOs as a % of average loans and leases	0.16%	0.12%	0.04%	33
Return on average common equity	15.2	9.9	5.3	54
2015 First Nine Months vs. 2014 First Nine Months
Commercial Banking reported net income of $153.6 million in the first nine-month period of 2015. This was an increase of $48.6 million, or 46%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$0.9 billion, or 8%, increase in average loans/leases.

•	$0.7 billion, or 86%, increase in average available-for-sale securities, primarily related to direct purchase municipal instruments.

•	$1.1 billion, or 11%, increase in average total deposits.

•
12 basis point increase in the net interest margin, due to a 16 basis point increase in the mix and yield on earning assets, primarily related to the Huntington Technology Finance acquisition, partially offset by a 1 basis point increase in the mix and yield on total deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•	Updated assumptions made to the ACL estimation process, partially offset by a $5.0 million, or 47%, increase in NCOs.
The increase in total average assets from the year-ago period reflected:

•
$1.3 billion, or 38%, increase in the Equipment Finance loan and bond financing portfolio, which primarily reflected our focus on developing vertical strategies in Huntington Public Capital, business aircraft, rail industry, lender finance, and syndications, as well as the late 2015 first quarter acquisition of Huntington Technology Finance.

•
$0.3 billion, or 10%, increase in the specialty verticals loan and bond financing portfolio, driven primarily by $0.3 billion, or 46%, increase in the international loan portfolio consisting of discounted bankers acceptances and foreign insured receivables, and $0.1 billion, or 5%, increase in the Healthcare loan and bond financing portfolio due to a strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

•	$0.3 billion, or 17%, increase in the Corporate Banking and Energy loan portfolio due to establishing relationships with targeted prospects within our footprint.
The increase in total average deposits from the year-ago period reflected:

•
$1.3 billion, or 14%, increase in core deposits, which primarily reflected a $0.8 billion, or 17%, increase in noninterest-bearing demand deposits. Middle market accounts, such as healthcare, contributed $0.7 billion of the overall balance growth, while large corporate accounts contributed $0.6 billion.

The increase in noninterest income from the year-ago period reflected:

•
$24.2 million, or 64%, increase in other income, primarily reflecting the late 2015 first quarter acquisition of Huntington Technology Finance and an increase in other treasury management related revenue.

•
$3.9 million, or 13%, increase in capital market fees, primarily reflecting a $2.3 million, or 32%, increase in foreign exchange revenue, $2.0 million, or 193%, increase in commodities revenue, partially offset by a $0.5 million, or 5%, decrease in customer interest rate derivatives.

•	$1.8 million, or 5%, increase in service charges on deposit accounts, primarily due to growth in commercial relationships.
The increase in noninterest expense from the year-ago period reflected:

•
$17.1 million, or 15%, increase in personnel expense, primarily reflecting the 2015 first quarter acquisition of Huntington Technology Finance. The increase also reflects additional cost from annual merit salary adjustments and incentives.

•	$10.1 million increase in operating lease expense, primarily reflecting the 2015 first quarter acquisition of Huntington Technology Finance.
Partially offset by:

•	$8.6 million, or 29%, decrease in allocated overhead expense.

Automobile Finance and Commercial Real Estate

Table 37 - Key Performance Indicators for Automobile Finance and Commercial Real Estate
(dollar amounts in thousands unless otherwise noted)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Net interest income	$286,042	$282,239	$3,803	1%
Provision (reduction in allowance) for credit losses	14,733	(44,809)	59,542	N.R.
Noninterest income	22,024	19,706	2,318	12
Noninterest expense	112,802	116,568	(3,766)	(3)
Provision for income taxes	63,186	80,565	(17,379)	(22)
Net income	$117,345	$149,621	$(32,276)	(22)%
Number of employees (average full-time equivalent)	294	268	26	10%
Total average assets (in millions)	$16,718	$14,268	$2,450	17
Total average loans/leases (in millions)	15,582	13,909	1,673	12
Total average deposits (in millions)	1,453	1,169	284	24
Net interest margin	2.37%	2.65%	(0.28)%	(11)
NCOs	$(4,859)	$877	$(5,736)	N.R.
NCOs as a % of average loans and leases	(0.04)%	0.01%	(0.05)%	N.R.
Return on average common equity	23.1	33.1	(10.0)	(30)
N.R.—Not relevant.
2015 First Nine Months vs. 2014 First Nine Months
AFCRE reported net income of $117.3 million in the first nine-month period of 2015. This was a decrease of $32.3 million, or 22%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•
$1.2 billion, or 16%, increase in average automobile loans, primarily due to continued strong origination volume, which has exceeded $1.0 billion for each of the last 7 quarters. This increase was partially offset by the $0.8 billion automobile loan securitization and sale that was completed in the 2015 second quarter.

Partially offset by:

•
28 basis point decrease in the net interest margin, primarily due to a 26 basis point reduction in loan spreads. This decline continues to reflect the impact of competitive pricing pressures. Also, the prior year results included a $5.1 million, or 5 basis points, recovery from the unexpected pay-off of an acquired commercial real estate loan.

The increase in the provision for credit losses from the year-ago period reflected:

•	Less improvement in credit quality than what was experienced in the year-ago period and updated assumptions made to the ACL estimation process, partially offset by lower NCOs.
The increase in noninterest income from the year-ago period reflected:

•	$5.3 million increase in gain on sale of loans, primarily due to the $0.8 billion automobile loan securitization and sale completed in the 2015 second quarter.
Partially offset by:

•	$3.1 million, or 18%, decrease in other income, primarily due to lower market related gains associated with certain loans and investments and lower auto loan servicing income.
The decrease in noninterest expense from the year-ago period reflected:

•	$7.0 million, or 9%, decrease in other noninterest expense, primarily due to a decrease in allocated expenses.
Partially offset by:

•	$3.0 million, or 14%, increase in personnel costs, primarily due to a higher number of employees, resulting from community development activities.

Regional Banking and The Huntington Private Client Group

Table 38 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Net interest income	$84,843	$76,399	$8,444	11%
Provision for credit losses	7,791	5,353	2,438	46
Noninterest income	114,198	132,080	(17,882)	(14)
Noninterest expense	189,901	176,595	13,306	8
Provision for income taxes	472	9,286	(8,814)	(95)
Net income	$877	$17,245	$(16,368)	(95)%
Number of employees (average full-time equivalent)	963	1,037	(74)	(7)%
Total average assets (in millions)	$3,399	$3,789	$(390)	(10)
Total average loans/leases (in millions)	2,934	2,875	59	2
Total average deposits (in millions)	7,072	5,908	1,164	20
Net interest margin	1.62%	1.79%	(0.17)%	(9)
NCOs	$4,644	$7,232	$(2,588)	(36)
NCOs as a % of average loans and leases	0.21%	0.34%	(0.13)%	(38)
Return on average common equity	0.4	4.6	(4.2)	(91)
Total assets under management (in billions)—eop	$13.3	$15.5	$(2.2)	(14)
Total trust assets (in billions)—eop	80.2	81.6	(1.4)	(2)%
eop - End of Period.
2015 First Nine Months vs. 2014 First Nine Months
RBHPCG reported net income of $0.9 million in the first nine-month period of 2015. This was a decrease of $16.4 million, or 95%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$1.2 billion, or 20%, increase in average total deposits, primarily due to growth in commercial money market deposits.
The increase in the provision for credit losses from the year-ago period reflected:

•	Updated assumptions made to the ACL process, partially offset by a $2.6 million, or 36%, decrease in NCOs.
The decrease in noninterest income from the year-ago period reflected:

•
$6.8 million, or 8%, decrease in trust services income, primarily related to a decline in assets under management mainly from the decline in proprietary mutual funds following the 2014 second quarter transition of the fixed income Huntington Funds to a third party and the movement of the fiduciary trust business to a more open architecture platform.

•	$6.0 million, or 73%, decrease in other income, primarily related to 2014 Huntington Community Development Corporation activity.

•
$4.0 million, or 13%, decrease in brokerage income, primarily reflecting a shift from upfront commission income to trailing commissions and an increase in the sale of new open architecture advisory products.

The increase in noninterest expense from the year-ago period reflected:

•	$19.4 million, or 45%, increase in other noninterest expense, primarily due to increased allocated product costs, losses, and proprietary mutual fund expense reimbursements.
Partially offset by:

•	$1.9 million, or 35%, decrease in professional services, primarily due to reduction in consulting expense.

•	$1.7 million, or 12%, decrease in outside data processing and other services, primarily due to movement of trust system expenses to corporate operations.

•	$1.1 million, or 1%, decrease in personnel costs, primarily due to movement of certain trust colleagues to corporate operations.

Home Lending

Table 39 - Key Performance Indicators for Home Lending
(dollar amounts in thousands unless otherwise noted)
	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
Net interest income	$48,545	$41,997	$6,548	16%
Provision for credit losses	5,131	20,308	(15,177)	(75)
Noninterest income	62,274	59,946	2,328	4
Noninterest expense	118,414	101,490	16,924	17
Provision for income taxes	(4,454)	(6,949)	2,495	36
Net income (loss)	$(8,272)	$(12,906)	$4,634	36%
Number of employees (average full-time equivalent)	953	975	(22)	(2)%
Total average assets (in millions)	$3,968	$3,795	$173	5
Total average loans/leases (in millions)	3,370	3,288	82	2
Total average deposits (in millions)	350	282	68	24
Net interest margin	1.72%	1.57%	0.15%	10
NCOs	$3,729	$14,163	$(10,434)	(74)
NCOs as a % of average loans and leases	0.15%	0.57%	(0.42)%	(74)
Return on average common equity	(6.5)	(9.9)	3.4	34
Mortgage banking origination volume (in millions)	$3,693	$2,637	$1,056	40
2015 First Nine Months vs. 2014 First Nine Months
Home Lending reported a net loss of $8.3 million in the first nine-month period of 2015 compared to a net loss of $12.9 million in the year-ago period. Home Lending supports the origination and servicing of mortgage loans across all segments. The results reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	15 basis point increase in the net interest margin, primarily due to an increase in loan spreads on consumer loans driven by lower funding costs.

•	$0.1 billion, or 2%, increase in average loans.
The decrease in provision for credit losses reflected:

•	$10.4 million, or 74%, decrease in NCOs and updated assumptions made to the ACL estimation process.
The increase in noninterest income from the year-ago period reflected:

•
$1.7 million, or 3%, increase in mortgage banking income, primarily related to an increase in origination and secondary marketing revenues, partially offset by the impact of the net MSR hedge activity.

The increase in noninterest expense from the year-ago period reflected:

•	$9.0 million, or 14%, increase in personnel costs, primarily due to commission expense related to higher origination volume.

•	$8.4 million, or 50%, increase in other noninterest expense, primarily due to higher allocated expenses related to volumes.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, (2) changes in general economic, political, or industry conditions, uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board, volatility and disruptions in global capital and credit markets, (3) movements in interest rates, (4) competitive pressures on product pricing and services, (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy, (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements, (7) extended disruption of vital infrastructure, (8) the final outcome of significant litigation or adverse legal developments in the proceedings, (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB, and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2014 Annual Report on Form 10-K and documents subsequently filed by us with the Securities and Exchange Commission.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands, except number of shares)	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$1,024,358	$1,220,565
Interest-bearing deposits in banks	65,805	64,559
Trading account securities	38,609	42,191
Loans held for sale (includes $393,473 and $354,888 respectively, measured at fair value) (1)	675,636	416,327
Available-for-sale and other securities	11,094,868	9,384,670
Held-to-maturity securities	3,157,688	3,379,905
Loans and leases (includes $36,582 and $50,617 respectively, measured at fair value) (1)	49,655,909	47,655,726
Allowance for loan and lease losses	(591,938)	(605,196)
Net loans and leases	49,063,971	47,050,530
Bank owned life insurance	1,748,328	1,718,436
Premises and equipment	620,515	616,407
Goodwill	676,869	522,541
Other intangible assets	58,793	74,671
Accrued income and other assets	1,984,738	1,807,208
Total assets	$70,210,178	$66,298,010
Liabilities and shareholders’ equity
Liabilities
Deposits	$54,244,711	$51,732,151
Short-term borrowings	1,453,812	2,397,101
Long-term debt	6,359,445	4,335,962
Accrued expenses and other liabilities	1,569,573	1,504,626
Total liabilities	63,627,541	59,969,840
Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	7,987	8,131
Capital surplus	7,053,902	7,221,745
Less treasury shares, at cost	(17,464)	(13,382)
Accumulated other comprehensive loss	(139,739)	(222,292)
Retained (deficit) earnings	(708,341)	(1,052,324)
Total shareholders’ equity	6,582,637	6,328,170
Total liabilities and shareholders’ equity	$70,210,178	$66,298,010
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	798,663,649	813,136,321
Common shares outstanding	796,659,440	811,454,676
Treasury shares outstanding	2,004,209	1,681,645
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and fee income:
Loans and leases	$451,161	$424,658	$1,308,339	$1,248,104
Available-for-sale and other securities
Taxable	52,141	43,065	151,522	123,549
Tax-exempt	10,835	7,959	30,441	20,049
Held-to-maturity securities—taxable	19,811	21,777	61,220	67,711
Other	4,529	3,601	18,846	9,424
Total interest income	538,477	501,060	1,570,368	1,468,837
Interest expense:
Deposits	20,964	20,461	60,396	66,244
Short-term borrowings	192	878	1,465	2,122
Federal Home Loan Bank advances	69	395	517	647
Subordinated notes and other long-term debt	21,797	12,991	54,164	35,935
Total interest expense	43,022	34,725	116,542	104,948
Net interest income	495,455	466,335	1,453,826	1,363,889
Provision for credit losses	22,476	24,480	63,486	78,495
Net interest income after provision for credit losses	472,979	441,855	1,390,340	1,285,394
Service charges on deposit accounts	75,157	69,118	207,495	206,333
Trust services	24,972	28,045	80,561	87,191
Electronic banking	30,832	27,275	88,489	77,408
Mortgage banking income	18,956	25,051	80,435	70,857
Brokerage income	15,059	17,155	45,743	52,227
Insurance income	16,204	16,729	49,736	49,221
Bank owned life insurance income	12,719	14,888	38,959	42,060
Capital markets fees	12,741	10,246	39,838	29,940
Gain on sale of loans	5,873	8,199	22,915	15,683
Net gains on sales of securities	2,628	198	2,710	17,658
Impairment losses recognized in earnings on available-for-sale securities	(2,440)	—	(2,440)	—
Other noninterest income	40,418	30,445	112,074	97,323
Total noninterest income	253,119	247,349	766,515	745,901
Personnel costs	286,270	275,409	833,321	785,486
Outside data processing and other services	58,535	53,073	167,578	158,901
Net occupancy	29,061	34,405	88,942	96,511
Equipment	31,303	30,183	93,246	87,682
Professional services	11,961	13,763	37,281	43,890
Marketing	12,179	12,576	40,178	38,094
Deposit and other insurance expense	11,550	11,628	33,504	35,945
Amortization of intangibles	3,913	9,813	24,079	28,624
Other noninterest expense	81,736	39,468	159,013	123,942
Total noninterest expense	526,508	480,318	1,477,142	1,399,075
Income before income taxes	199,590	208,886	679,713	632,220
Provision for income taxes	47,002	53,870	165,065	163,442
Net income	152,588	155,016	514,648	468,778
Dividends on preferred shares	7,968	7,964	23,901	23,891
Net income applicable to common shares	$144,620	$147,052	$490,747	$444,887

Average common shares—basic	800,883	816,497	805,851	820,884
Average common shares—diluted	814,326	829,623	819,458	833,927
Per common share:
Net income—basic	$0.18	$0.18	$0.61	$0.54
Net income—diluted	0.18	0.18	0.60	0.53
Cash dividends declared	0.06	0.05	0.18	0.15
OTTI losses for the periods presented:
Total OTTI losses	$(3,144)	$—	$(3,144)	$—
Noncredit-related portion of loss recognized in OCI	704	—	704	—
Impairment losses recognized in earnings on available-for-sale securities	$(2,440)	$—	$(2,440)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Net income	$152,588	$155,016	$514,648	$468,778
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	85	2,126	12,195	7,724
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	39,721	(8,918)	44,861	21,483
Total unrealized gains (losses) on available-for-sale and other securities	39,806	(6,792)	57,056	29,207
Unrealized gains (losses) on cash flow hedging derivatives	8,254	(21,229)	25,840	(4,100)
Change in accumulated unrealized losses for pension and other post-retirement obligations	(2,148)	5,732	(343)	6,886
Other comprehensive income (loss), net of tax	45,912	(22,289)	82,553	31,993
Comprehensive income	$198,500	$132,727	$597,201	$500,771
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock									Accumulated Other Comprehensive Loss	Retained Earnings(Deficit)
			Series B
(All amounts in thousands, except for per share amounts)	Series A		Floating Rate		Common Stock		Capital Surplus	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
Nine Months Ended September 30, 2014
Balance, beginning of period	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153
Net income											468,778	468,778
Other comprehensive income (loss)										31,993		31,993
Shares issued pursuant to acquisition					8,694	87	91,577					91,664
Shares issued to HIP					276	3	2,594					2,597
Repurchase of common stock					(32,103)	(321)	(299,399)					(299,720)
Cash dividends declared:
Common ($0.15 per share)											(122,984)	(122,984)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Preferred Series B ($22.00 per share)											(781)	(781)
Share-based compensation expense							33,656					33,656
Other share-based compensation activity					6,162	62	14,897				(1,710)	13,249
Other					846	8	2,039	(307)	(3,295)		(37)	(1,285)
Balance, end of period	363	$362,507	35	$23,785	816,092	$8,161	$7,243,879	(1,638)	$(12,938)	$(182,016)	$(1,159,168)	$6,284,210
Nine Months Ended September 30, 2015
Balance, beginning of period	363	$362,507	35	$23,785	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
Net income											514,648	514,648
Other comprehensive income (loss)										82,553		82,553
Repurchases of common stock					(20,547)	(205)	(222,778)					(222,983)
Cash dividends declared:
Common ($0.18 per share)											(144,527)	(144,527)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Preferred Series B ($22.32 per share)											(791)	(791)
Share-based compensation expense							39,136					39,136
Other share-based compensation activity					5,990	60	14,990				(2,220)	12,830
Other					85	1	809	(322)	(4,082)		(17)	(3,289)
Balance, end of period	363	$362,507	35	$23,785	798,664	$7,987	$7,053,902	(2,004)	$(17,464)	$(139,739)	$(708,341)	$6,582,637
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014
Operating activities
Net income	$514,648	$468,778
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	3,000
Provision for credit losses	63,486	78,495
Depreciation and amortization	262,788	238,974
Share-based compensation expense	39,136	33,656
Net gain on sales of securities	(270)	(17,658)
Net change in:
Trading account securities	3,582	(30,887)
Loans held for sale	(267,494)	(61,895)
Accrued income and other assets	(215,692)	(157,163)
Deferred income taxes	10,957	12,266
Accrued expense and other liabilities	10,344	61,660
Other, net	(20,659)	—
Net cash provided by (used for) operating activities	400,826	629,226
Investing activities
Change in interest bearing deposits in banks	(1,246)	(15,855)
Cash paid for acquisition of a business, net of cash received	(457,836)	691,637
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,477,446	1,056,833
Maturities of held-to-maturity securities	434,192	337,175
Sales of available-for-sale and other securities	151,326	1,093,176
Purchases of available-for-sale and other securities	(3,272,586)	(3,436,111)
Purchases of held-to-maturity securities	(215,447)	—
Net proceeds from securitization	780,117	—
Net proceeds from sales of portfolio loans	307,726	254,663
Net loan and lease activity, excluding sales and purchases	(2,181,839)	(3,229,382)
Proceeds from sale of operating lease assets	—	362
Purchases of premises and equipment	(69,021)	(31,559)
Proceeds from sales of other real estate	28,056	29,741
Purchases of loans and leases	(241,141)	(286,819)
Purchase of customer list	—	(946)
Other, net	581	3,495
Net cash provided by (used for) investing activities	(3,259,672)	(3,533,590)
Financing activities
Increase (decrease) in deposits	2,616,219	1,321,398
Increase (decrease) in short-term borrowings	(966,928)	833,741
Sale of deposits	(47,521)	—
Proceeds from issuance of long-term debt	2,327,041	1,255,499
Maturity/redemption of long-term debt	(895,441)	(204,346)
Dividends paid on preferred stock	(23,901)	(23,891)
Dividends paid on common stock	(145,572)	(121,253)
Repurchases of common stock	(222,983)	(299,720)
Proceeds from stock options exercised	4,647	16,700

Net proceeds from issuance of common stock	—	2,597
Other, net	17,078	2,369
Net cash provided by (used for) financing activities	2,662,639	2,783,094
Increase (decrease) in cash and cash equivalents	(196,207)	(121,270)
Cash and cash equivalents at beginning of period	1,220,565	1,001,132
Cash and cash equivalents at end of period	$1,024,358	$879,862

Supplemental disclosures:
Income taxes paid (refunded)	$117,225	$87,454
Interest paid	54,409	98,080
Non-cash activities
Loans transferred to held-for-sale from portfolio	347,656	85,022
Loans transferred to portfolio from held-for-sale	16,425	45,240
Transfer of loans to OREO	17,789	30,721
Dividends accrued, paid in subsequent quarter	53,436	46,580
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
ASU 2015-03—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU was issued to simplify presentation of debt issuance costs. The amendments in this ASU require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Subsequently, the FASB issued ASU 2015-15 to amend the SEC paragraph related to debt issuance cost. The amendment applies to debt issuance costs related to a line-of-credit arrangement which may be presented as an asset. The cost related to the line-of credit should be subsequently amortized ratably over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment is not expected to have a material impact on Huntington’s Consolidated Financial Statements.
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
ASU 2015-16 - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs, which resulted in a net premium of $246.6 million and $230.2 million at September 30, 2015 and December 31, 2014, respectively.
Loan and Lease Portfolio Compositioln
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2015 and December 31, 2014:

(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Loans and leases:
Commercial and industrial	$20,039,429	$19,033,146
Commercial real estate	5,404,274	5,197,403
Automobile	9,160,241	8,689,902
Home equity	8,460,989	8,490,915
Residential mortgage	6,071,356	5,830,609
Other consumer	519,620	413,751
Loans and leases	49,655,909	47,655,726
Allowance for loan and lease losses	(591,938)	(605,196)
Net loans and leases	$49,063,971	$47,050,530
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
Huntington Technology Finance acquisition
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which was re-branded Huntington Technology Finance. Lease receivables with a fair value of $838.6 million, including a lease residual value of approximately $200 million, were acquired by Huntington. These leases were recorded at fair value. The fair values for the leases were estimated using discounted cash flow analyses using interest rates currently being offered for leases with similar terms (Level 3), and reflected an estimate of credit and other risk associated with the leases.

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
The following table presents a rollforward of the accretable yield for purchased credit impaired loans by acquisition for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Fidelity Bank
Balance, beginning of period	$19,312	$24,596	$19,388	$27,995
Accretion	(2,818)	(3,070)	(8,682)	(10,722)
Reclassification (to) from nonaccretable difference	1,089	(6)	6,877	4,247
Balance, end of period	$17,583	$21,520	$17,583	$21,520
Camco Financial
Balance, beginning of period	$681	$154	$824	$—
Impact of acquisition/purchase on March 1, 2014	—	—	—	143
Accretion	(106)	(153)	(1,357)	(5,335)
Reclassification (to) from nonaccretable difference	(393)	816	715	6,009
Balance, end of period	$182	$817	$182	$817

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at September 30, 2015 and December 31, 2014 was $0.7 million and $4.1 million, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Fidelity Bank
Commercial and industrial	$19,484	$28,812	$22,405	$33,622
Commercial real estate	24,619	67,413	36,663	87,250
Residential mortgage	1,513	2,292	1,912	3,096
Other consumer	50	107	51	123
Total	$45,666	$98,624	$61,031	$124,091
Camco Financial
Commercial and industrial	$—	$—	$823	$1,685
Commercial real estate	1,156	1,499	1,708	3,826
Residential mortgage	—	—	—	—
Other consumer	—	—	—	—
Total	$1,156	$1,499	$2,531	$5,511
Loan Purchases and Sales
The following table summarizes portfolio loan purchase and sale activity for the three-month and nine-month periods ended September 30, 2015 and 2014. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile		Home Equity		Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased or transferred from held for sale during the:
Three-month period ended September 30, 2015	$180,036	$—	$—		$—		$57,388	$—	$237,424
Nine-month period ended September 30, 2015	224,532	—	262,037	(2)	—		164,425	$—	650,994
Three-month period ended September 30, 2014	64,668	—	—		—		2,224	$—	66,892
Nine-month period ended September 30, 2014	$270,272	$—	$—		$—		$16,547	$—	$286,819
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended September 30, 2015	$98,117	$—	$—		$96,786	(3)	$—	$—	$194,903
Nine-month period ended September 30, 2015	284,019	—	1,026,195	(1)	96,786		—	—	1,407,000
Three-month period ended September 30, 2014	179,065	—	—		—		—	—	179,065
Nine-month period ended September 30, 2014	$283,796	$7,434	$—		$—		$—	$7,592	$298,822

(1)	Reflects the transfer of approximately $1.0 billion automobile loans to loans held-for-sale at March 31, 2015.

(2)	Includes loans Huntington no longer has the intent to sell and, therefore transferred back to the portfolio in the 2015 second quarter.

(3)	Reflects the transfer of approximately $96.8 million home equity TDRs from loans to loans held for sale at September 30, 2015.
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
For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts are recognized as a credit loss.
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
The following table presents NALs by loan class at September 30, 2015 and December 31, 2014:

(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Commercial and industrial:
Owner occupied	$42,231	$41,285
Other commercial and industrial	115,671	30,689
Total commercial and industrial	157,902	71,974
Commercial real estate:
Retail properties	$7,887	$21,385
Multi family	9,183	9,743
Office	5,414	7,707
Industrial and warehouse	1,147	3,928
Other commercial real estate	3,885	5,760
Total commercial real estate	27,516	48,523
Automobile	5,551	4,623
Home equity:
Secured by first-lien	33,974	46,938
Secured by junior-lien	32,472	31,577
Total home equity	66,446	78,515
Residential mortgage	98,908	96,609
Other consumer	154	—
Total nonaccrual loans	$356,477	$300,244

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at September 30, 2015 and December 31, 2014: (1)

	September 30, 2015
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$5,500	$3,742	$11,195	$20,437	$4,056,263	$4,076,700	$—
Purchased credit-impaired	802	1,622	3,412	5,836	13,648	19,484	3,412	(3)
Other commercial and industrial	54,302	21,742	17,901	93,945	15,849,300	15,943,245	3,159	(2)
Total commercial and industrial	60,604	27,106	32,508	120,218	19,919,211	20,039,429	6,571
Commercial real estate:
Retail properties	10,095	297	3,769	14,161	1,408,479	1,422,640	$—
Multi family	1,078	3,620	2,605	7,303	1,210,792	1,218,095	—
Office	5,889	1,094	2,211	9,194	916,636	925,830	—
Industrial and warehouse	22	146	369	537	535,228	535,765	—
Purchased credit-impaired	364	1,052	12,178	13,594	12,181	25,775	12,178	(3)
Other commercial real estate	188	—	3,137	3,325	1,272,844	1,276,169	—
Total commercial real estate	17,636	6,209	24,269	48,114	5,356,160	5,404,274	12,178
Automobile	58,391	14,051	6,934	79,376	9,080,865	9,160,241	6,873
Home equity:
Secured by first-lien	13,269	7,241	26,321	46,831	5,110,070	5,156,901	4,207
Secured by junior-lien	21,693	10,523	32,952	65,168	3,238,920	3,304,088	6,557
Total home equity	34,962	17,764	59,273	111,999	8,348,990	8,460,989	10,764
Residential mortgage:
Residential mortgage	92,163	37,313	123,097	252,573	5,817,270	6,069,843	68,135	(4)
Purchased credit-impaired	—	—	—	—	1,513	1,513	—
Total residential mortgage	92,163	37,313	123,097	252,573	5,818,783	6,071,356	68,135
Other consumer:
Other consumer	6,411	1,547	1,241	9,199	510,371	519,570	1,087
Purchased credit-impaired	—	—	—	—	50	50	—
Total other consumer	6,411	1,547	1,241	9,199	510,421	519,620	1,087
Total loans and leases	$270,167	$103,990	$247,322	$621,479	$49,034,430	$49,655,909	$105,608

	December 31, 2014
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$5,232	$2,981	$18,222	$26,435	$4,228,440	$4,254,875	$—
Purchased credit-impaired	846	—	4,937	5,783	17,445	23,228	4,937	(3)
Other commercial and industrial	15,330	1,536	9,101	25,967	14,729,076	14,755,043	—
Total commercial and industrial	21,408	4,517	32,260	58,185	18,974,961	19,033,146	4,937
Commercial real estate:
Retail properties	7,866	—	4,021	11,887	1,345,859	1,357,746	$—
Multi family	1,517	312	3,337	5,166	1,085,250	1,090,416	—
Office	464	1,167	4,415	6,046	974,257	980,303	—
Industrial and warehouse	688	—	2,649	3,337	510,064	513,401	—
Purchased credit-impaired	89	289	18,793	19,171	19,200	38,371	18,793	(3)
Other commercial real estate	847	1,281	3,966	6,094	1,211,072	1,217,166	—
Total commercial real estate	11,471	3,049	37,181	51,701	5,145,702	5,197,403	18,793
Automobile	56,272	10,427	5,963	72,662	8,617,240	8,689,902	5,703
Home equity
Secured by first-lien	15,036	8,085	33,014	56,135	5,072,669	5,128,804	4,471
Secured by junior-lien	22,473	12,297	33,406	68,176	3,293,935	3,362,111	7,688
Total home equity	37,509	20,382	66,420	124,311	8,366,604	8,490,915	12,159
Residential mortgage
Residential mortgage	102,702	42,009	139,379	284,090	5,544,607	5,828,697	88,052	(5)
Purchased credit-impaired	—	—	—	—	1,912	1,912	—
Total residential mortgage	102,702	42,009	139,379	284,090	5,546,519	5,830,609	88,052
Other consumer
Other consumer	5,491	1,086	837	7,414	406,286	413,700	837
Purchased credit-impaired	—	—	—	—	51	51	—
Total other consumer	5,491	1,086	837	7,414	406,337	413,751	837
Total loans and leases	$234,853	$81,470	$282,040	$598,363	$47,057,363	$47,655,726	$130,481

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)
Amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.

(4)	Includes $50,643 thousand guaranteed by the U.S. government.

(5)	Includes $55,012 thousand guaranteed by the U.S. government.

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
The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan greater than $1.0 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed and updated periodically based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
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
During the 2015 third quarter, we reviewed our existing commercial and consumer credit models and completed a periodic reassessment of certain ACL assumptions.  Specifically, we updated our analysis of the loss emergence periods used for commercial receivables collectively evaluated for impairment.  Based on our observed portfolio experience, we extended our loss emergence periods for the C&I portfolio and CRE portfolios.  We also updated loss factors in our consumer home equity and residential mortgage portfolios based on more recently observed portfolio experience.  The net ACL impact of these enhancements was immaterial.
The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2015 and 2014:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended September 30, 2015:
ALLL balance, beginning of period	$285,041	$92,060	$39,102	$111,178	$51,679	$20,482	$599,542
Loan charge-offs	(26,016)	(3,976)	(9,084)	(10,164)	(3,192)	(8,443)	(60,875)
Recoveries of loans previously charged-off	16,158	17,797	4,176	4,295	1,182	1,104	44,712
Provision (reduction in allowance) for loan and lease losses	9,146	4,086	9,755	(13,406)	(6,875)	10,918	13,624
Write-downs of loans sold or transferred to loans held for sale	—	—	—	(5,065)	—	—	(5,065)
ALLL balance, end of period	$284,329	$109,967	$43,949	$86,838	$42,794	$24,061	$591,938
AULC balance, beginning of period	$41,849	$5,778	$—	$2,522	$17	$5,205	$55,371
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	6,794	1,965	—	(619)	—	712	8,852
AULC balance, end of period	$48,643	$7,743	$—	$1,903	$17	$5,917	$64,223
ACL balance, end of period	$332,972	$117,710	$43,949	$88,741	$42,811	$29,978	$656,161
Nine-month period ended September 30, 2015:
ALLL balance, beginning of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan charge-offs	(62,841)	(14,277)	(24,878)	(27,379)	(11,665)	(21,880)	(162,920)
Recoveries of loans previously charged-off	37,169	26,585	12,280	12,235	4,697	3,984	96,950
Provision (reduction in allowance) for loan and lease losses	23,006	(5,180)	25,373	10,634	2,551	3,685	60,069
Write-downs of loans sold or transferred to loans held for sale	—	—	(2,292)	(5,065)	—	—	(7,357)
ALLL balance, end of period	$284,329	$109,967	$43,949	$86,838	$42,794	$24,061	$591,938
AULC balance, beginning of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(345)	1,702	—	(21)	9	2,072	3,417
AULC balance, end of period	$48,643	$7,743	$—	$1,903	$17	$5,917	$64,223
ACL balance, end of period	$332,972	$117,710	$43,949	$88,741	$42,811	$29,978	$656,161

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended September 30, 2014:
ALLL balance, beginning of period	$278,512	$137,346	$27,158	$105,943	$47,191	$38,951	$635,101
Loan charge-offs	(20,723)	(4,664)	(7,292)	(9,584)	(6,477)	(9,771)	(58,511)
Recoveries of loans previously charged-off	8,136	10,671	3,316	3,136	1,049	2,180	28,488
Provision for (reduction in allowance) loan and lease losses	25,476	(27,881)	7,550	880	10,895	9,038	25,958
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	—	—
ALLL balance, end of period	$291,401	$115,472	$30,732	$100,375	$52,658	$40,398	$631,036
AULC balance, beginning of period	$44,750	$7,530	$—	$1,977	$8	$2,662	$56,927
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(1,545)	(552)	—	(18)	2	635	(1,478)
AULC balance, end of period	$43,205	$6,978	$—	$1,959	$10	$3,297	$55,449
ACL balance, end of period	$334,606	$122,450	$30,732	$102,334	$52,668	$43,695	$686,485
Nine-month period ended September 30, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(60,305)	(17,772)	(21,969)	(43,844)	(21,525)	(24,934)	(190,349)
Recoveries of loans previously charged-off	28,515	26,957	10,425	13,218	4,832	4,750	88,697
Provision for (reduction in allowance) loan and lease losses	57,390	(56,270)	11,223	19,870	29,774	23,958	85,945
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	(1,127)	(1,127)
ALLL balance, end of period	$291,401	$115,472	$30,732	$100,375	$52,658	$40,398	$631,036
AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(6,391)	(2,913)	—	196	1	1,657	(7,450)
AULC balance, end of period	$43,205	$6,978	$—	$1,959	$10	$3,297	$55,449
ACL balance, end of period	$334,606	$122,450	$30,732	$102,334	$52,668	$43,695	$686,485
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
The following table presents each loan and lease class by credit quality indicator at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,763,002	$96,338	$213,755	$3,605	$4,076,700
Purchased credit-impaired	4,321	641	14,522	—	19,484
Other commercial and industrial	15,031,737	289,321	616,708	5,479	15,943,245
Total commercial and industrial	18,799,060	386,300	844,985	9,084	20,039,429
Commercial real estate:
Retail properties	1,372,078	10,659	39,903	—	1,422,640
Multi family	1,162,776	32,220	22,733	366	1,218,095
Office	861,564	27,713	35,267	1,286	925,830
Industrial and warehouse	527,047	268	8,374	76	535,765
Purchased credit-impaired	8,333	189	15,456	1,797	25,775
Other commercial real estate	1,240,034	7,114	28,460	561	1,276,169
Total commercial real estate	5,171,832	78,163	150,193	4,086	5,404,274

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	4,465,597	3,388,521	1,053,464	252,659	9,160,241
Home equity:
Secured by first-lien	3,314,317	1,436,522	252,179	153,883	5,156,901
Secured by junior-lien	1,829,202	1,035,173	336,424	103,289	3,304,088
Total home equity	5,143,519	2,471,695	588,603	257,172	8,460,989
Residential mortgage:
Residential mortgage	3,563,718	1,859,268	602,172	44,685	6,069,843
Purchased credit-impaired	422	731	360	—	1,513
Total residential mortgage	3,564,140	1,859,999	602,532	44,685	6,071,356
Other consumer:
Other consumer	216,820	248,734	48,239	5,777	519,570
Purchased credit-impaired	—	50	—	—	50
Total other consumer	$216,820	$248,784	$48,239	$5,777	$519,620

	December 31, 2014
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,959,046	$117,637	$175,767	$2,425	$4,254,875
Purchased credit-impaired	3,915	741	14,901	3,671	23,228
Other commercial and industrial	13,925,334	386,666	440,036	3,007	14,755,043
Total commercial and industrial	17,888,295	505,044	630,704	9,103	19,033,146
Commercial real estate:
Retail properties	1,279,064	10,204	67,911	567	1,357,746
Multi family	1,044,521	12,608	32,322	965	1,090,416
Office	902,474	33,107	42,578	2,144	980,303
Industrial and warehouse	487,454	7,877	17,781	289	513,401
Purchased credit-impaired	6,914	803	25,460	5,194	38,371
Other commercial real estate	1,166,293	9,635	40,019	1,219	1,217,166
Total commercial real estate	4,886,720	74,234	226,071	10,378	5,197,403

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	4,165,811	3,249,141	1,028,381	246,569	8,689,902
Home equity:
Secured by first-lien	3,255,088	1,426,191	283,152	164,373	5,128,804
Secured by junior-lien	1,832,663	1,095,332	348,825	85,291	3,362,111
Total home equity	5,087,751	2,521,523	631,977	249,664	8,490,915
Residential mortgage
Residential mortgage	3,285,310	1,785,137	666,562	91,688	5,828,697
Purchased credit-impaired	594	1,135	183	—	1,912
Total residential mortgage	3,285,904	1,786,272	666,745	91,688	5,830,609
Other consumer
Other consumer	195,128	187,781	30,582	209	413,700
Purchased credit-impaired	—	51	—	—	51
Total other consumer	$195,128	$187,832	$30,582	$209	$413,751

(1)	Reflects currently updated customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
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
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2015 and December 31, 2014:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at September 30, 2015:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$547	$42	$—	$—	$70	$—	$659
Attributable to loans individually evaluated for impairment	12,824	10,458	1,446	21,346	10,186	142	56,402
Attributable to loans collectively evaluated for impairment	270,958	99,467	42,503	65,492	32,538	23,919	534,877
Total ALLL balance	$284,329	$109,967	$43,949	$86,838	$42,794	$24,061	$591,938
Loan and Lease Ending Balances at September 30, 2015:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$19,484	$25,775	$—	$—	$1,513	$50	$46,822
Individually evaluated for impairment	454,648	134,397	29,938	240,886	383,718	4,720	1,248,307
Collectively evaluated for impairment	19,565,297	5,244,102	9,130,303	8,220,103	5,686,125	514,850	48,360,780
Total loans and leases evaluated for impairment	$20,039,429	$5,404,274	$9,160,241	$8,460,989	$6,071,356	$519,620	$49,655,909

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2014
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$3,846	$—	$—	$—	$8	$245	$4,099
Attributable to loans individually evaluated for impairment	11,049	18,887	1,531	26,027	16,535	214	74,243
Attributable to loans collectively evaluated for impairment	272,100	83,952	31,935	70,386	30,668	37,813	526,854
Total ALLL balance:	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan and Lease Ending Balances at December 31, 2014
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$23,228	$38,371	$—	$—	$1,912	$51	$63,562
Individually evaluated for impairment	216,993	217,262	30,612	310,446	369,577	4,088	1,148,978
Collectively evaluated for impairment	18,792,925	4,941,770	8,659,290	8,180,469	5,459,120	409,612	46,443,186
Total loans and leases evaluated for impairment	$19,033,146	$5,197,403	$8,689,902	$8,490,915	$5,830,609	$413,751	$47,655,726

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$45,595	$55,449	$—	$42,137	$149	$25,142	$296
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	101,805	132,213	—	90,885	561	68,114	1,398
Total commercial and industrial	147,400	187,662	$—	133,022	710	93,256	1,694
Commercial real estate:
Retail properties	42,412	64,421	—	45,483	526	51,315	1,485
Multi family	—	—	—	—	—	—	—
Office	9,112	12,993	—	8,815	34	7,336	151
Industrial and warehouse	2,018	2,039	—	673	10	400	17
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	2,250	2,282	—	1,956	20	2,716	81
Total commercial real estate	55,792	81,735	—	56,927	590	61,767	1,734
Other consumer
Other consumer	—	—	—	—	—	—	—
Purchased credit-impaired	50	107	—	50	3	51	11
Total other consumer	$50	$107	$—	$50	$3	$51	$11

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$57,048	$67,187	$3,544	$53,136	$524	$54,622	$1,458
Purchased credit-impaired	19,484	28,812	547	19,803	1,216	21,053	4,176
Other commercial and industrial	250,200	264,320	9,280	225,478	1,680	185,312	4,054
Total commercial and industrial	326,732	360,319	13,371	298,417	3,420	260,987	9,688
Commercial real estate: (4)
Retail properties	20,938	25,945	3,175	32,387	332	39,074	1,112
Multi family	14,388	19,067	1,506	15,320	161	15,582	515
Office	12,508	16,324	1,122	20,639	201	37,272	1,214
Industrial and warehouse	6,266	6,751	1,014	6,296	84	6,949	246
Purchased credit-impaired	25,775	68,912	42	26,684	1,611	31,770	5,531
Other commercial real estate	24,505	30,567	3,641	25,368	306	27,974	994
Total commercial real estate	104,380	167,566	10,500	126,694	2,695	158,621	9,612
Automobile	29,938	30,470	1,446	29,371	554	29,878	1,659
Home equity:
Secured by first-lien	48,690	53,885	3,984	99,474	417	123,010	3,716
Secured by junior-lien	192,196	225,689	17,362	189,211	2,308	179,798	6,525
Total home equity	240,886	279,574	21,346	288,685	2,725	302,808	10,241
Residential mortgage (6):
Residential mortgage	383,718	426,569	10,186	374,250	3,209	372,946	9,309

Purchased credit-impaired	1,513	2,292	70	1,776	94	1,908	321
Total residential mortgage	385,231	428,861	10,256	376,026	3,303	374,854	9,630
Other consumer:
Other consumer	4,720	4,753	142	4,801	64	4,683	191
Purchased credit-impaired	—	—	—	—	—	—	—
Total other consumer	$4,720	$4,753	$142	$4,801	$64	$4,683	$191

	December 31, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13,536	$13,536	$—	$5,365	$50	$4,650	$134
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	24,309	26,858	—	5,137	70	6,768	256
Total commercial and industrial	37,845	40,394	$—	10,502	120	11,418	390
Commercial real estate:
Retail properties	61,915	91,627	—	50,023	617	53,117	1,854
Multi family	—	—	—	—	—	—	—
Office	1,130	3,574	—	4,040	49	4,280	279
Industrial and warehouse	3,447	3,506	—	3,619	45	5,940	221
Purchased credit-impaired	38,371	91,075	—	—	—	—	—
Other commercial real estate	6,608	6,815	—	7,962	85	6,879	221
Total commercial real estate	111,471	196,597	—	65,644	796	70,216	2,575
Other consumer	—	—	—	—	—	—	—
Purchased credit-impaired	—	—	—	53	2	91	11
Total other consumer	$—	$—	$—	$53	$2	$91	$11

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$44,869	$53,639	$4,220	$39,001	$383	$39,653	$1,172
Purchased credit-impaired	23,228	35,307	3,846	33,056	1,306	34,509	6,508
Other commercial and industrial	134,279	162,908	6,829	108,856	658	79,925	1,937
Total commercial and industrial	202,376	251,854	14,895	180,913	2,347	154,087	9,617
Commercial real estate: (4)
Retail properties	37,081	38,397	3,536	67,589	505	66,780	1,569
Multi family	17,277	23,725	2,339	17,551	172	16,472	488
Office	52,953	56,268	8,399	53,262	624	52,981	1,771
Industrial and warehouse	8,888	10,396	720	9,279	90	9,198	199
Purchased credit-impaired	—	—	—	49,979	1,813	64,688	9,034
Other commercial real estate	27,963	33,472	3,893	41,661	469	45,316	1,483
Total commercial real estate	144,162	162,258	18,887	239,321	3,673	255,435	14,544
Automobile	30,612	32,483	1,531	36,209	632	35,643	2,034
Home equity:
Secured by first-lien	145,566	157,978	8,296	131,301	1,391	121,861	4,001
Secured by junior-lien	164,880	208,118	17,731	144,919	1,678	124,254	4,539

Total home equity	310,446	366,096	26,027	276,220	3,069	246,115	8,540
Residential mortgage (6):
Residential mortgage	369,577	415,280	16,535	391,288	2,813	384,787	8,661
Purchased credit-impaired	1,912	3,096	8	2,369	101	2,373	504
Total residential mortgage	371,489	418,376	16,543	393,657	2,914	387,160	9,165
Other consumer:
Other consumer	4,088	4,209	214	3,502	53	2,473	146
Purchased credit-impaired	51	123	245	—	—	—	—
Total other consumer	$4,139	$4,332	$459	$3,502	$53	$2,473	$146

(1)	These tables do not include loans fully charged-off or transferred to loans held for sale.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)
At September 30, 2015, $95,616 thousand of the $326,732 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $62,737 thousand of the $202,376 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)
At September 30, 2015, $45,578 thousand of the $104,380 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $27,423 thousand of the $144,162 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)
At September 30, 2015, $31,767 thousand of the $385,231 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2014, $24,470 thousand of the $371,489 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2015 and 2014, was not significant.
Following is a description of TDRs by the different loan types:
Commercial loan TDRs – Commercial accruing TDRs often result from loans receiving a concession with terms that are not considered a market transaction to Huntington. The TDR remains in accruing status as long as the customer is less than 90-days past due on payments per the restructured loan terms and no loss is expected.
Commercial nonaccrual TDRs result from either: (1) an accruing commercial TDR being placed on nonaccrual status, or (2) a workout where an existing commercial NAL is restructured and a concession is given. At times, these workouts restructure the NAL so that two or more new notes are created. The primary note is underwritten based upon our normal underwriting standards and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the secondary note(s) vary by situation, and may include notes that defer principal and interest payments until after the primary note is repaid. Creating two or more notes often allows the borrower to continue a project and allows Huntington to right-size a loan based upon the current expectations for a borrower’s or project’s performance.
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
The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2015 and 2014:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	September 30, 2015			September 30, 2014
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	—	$—	$—	2	$360	$—
Amortization or maturity date change	60	29,433	303	27	11,562	132
Other	—	—	—	1	91	—
Total C&I—Owner occupied	60	29,433	303	30	12,013	132
C&I—Other commercial and industrial:
Interest rate reduction	2	89	(7)	2	4,076	(14)
Amortization or maturity date change	157	104,923	4,523	78	35,952	(202)
Other	2	338	4	6	683	(6)
Total C&I—Other commercial and industrial	161	105,350	4,520	86	40,711	(222)
CRE—Retail properties:
Interest rate reduction	—	—	—	1	124	(1)
Amortization or maturity date change	8	4,360	(125)	7	1,997	(4)
Other	—	—	—	—	—	—
Total CRE—Retail properties	8	4,360	(125)	8	2,121	(5)

CRE—Multi family:
Interest rate reduction	—	—	—	9	2,744	(75)
Amortization or maturity date change	6	1,296	320	9	5,724	(3)
Other	—	—	—	3	470	(4)
Total CRE—Multi family	6	1,296	320	21	8,938	(82)
CRE—Office:
Interest rate reduction	1	356	6	—	—	—
Amortization or maturity date change	7	26,259	178	6	2,575	(7)
Other	—	—	—	1	10,564	328
Total CRE—Office	8	26,615	184	7	13,139	321
CRE—Industrial and warehouse:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	4	2,692	(30)	9	3,610	(45)
Other	—	—	—	—	—	—
Total CRE—Industrial and Warehouse	4	2,692	(30)	9	3,610	(45)
CRE—Other commercial real estate:
Interest rate reduction	—	—	—	3	205	95
Amortization or maturity date change	5	934	40	3	1,762	(6)
Other	—	—	—	—	—	—
Total CRE—Other commercial real estate	5	934	40	6	1,967	89
Automobile:
Interest rate reduction	5	6	—	7	199	2
Amortization or maturity date change	401	3,445	157	381	2,531	34
Chapter 7 bankruptcy	331	2,585	84	165	1,420	34
Other	—	—	—	—	—	—
Total Automobile	737	6,036	241	553	4,150	70
Residential mortgage:
Interest rate reduction	3	686	(4)	7	633	10
Amortization or maturity date change	261	27,553	(147)	64	7,723	(37)
Chapter 7 bankruptcy	37	3,888	5	33	3,082	128
Other	3	254	—	1	106	—
Total Residential mortgage	304	32,381	(146)	105	11,544	101
First-lien home equity:
Interest rate reduction	11	800	36	29	2,730	42
Amortization or maturity date change	57	4,863	(147)	69	5,518	(316)
Chapter 7 bankruptcy	40	2,288	99	24	1,988	104
Other	—	—	—	—	—	—
Total First-lien home equity	108	7,951	(12)	122	10,236	(170)
Junior-lien home equity:
Interest rate reduction	7	301	24	3	320	15

Amortization or maturity date change	364	13,979	(2,029)	412	16,092	(2,140)
Chapter 7 bankruptcy	61	552	1,035	49	750	710
Other	—	—	—	—	—	—
Total Junior-lien home equity	432	14,832	(970)	464	17,162	(1,415)
Other consumer:
Interest rate reduction	1	96	3	1	—	—
Amortization or maturity date change	1	2	—	14	642	33
Chapter 7 bankruptcy	2	13	—	2	5	—
Other	—	—	—	—	—	—
Total Other consumer	4	111	3	17	647	33
Total new troubled debt restructurings	1,837	$231,991	$4,328	1,428	$126,238	$(1,193)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

	New Troubled Debt Restructurings During The Nine-Month Period Ended (1)
	September 30, 2015			September 30, 2014
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	3	$235	$(2)	17	$2,141	$21
Amortization or maturity date change	161	76,400	(1,799)	64	19,899	70
Other	3	613	(29)	5	1,906	(35)
Total C&I—Owner occupied	167	77,248	(1,830)	86	23,946	56
C&I—Other commercial and industrial:
Interest rate reduction	7	524	3	21	49,557	(1,936)
Amortization or maturity date change	427	341,148	(76,078)	187	89,331	156
Other	8	28,850	(430)	16	7,354	(75)
Total C&I—Other commercial and industrial	442	370,522	(76,505)	224	146,242	(1,855)
CRE—Retail properties:
Interest rate reduction	1	1,657	(11)	4	11,229	420
Amortization or maturity date change	20	15,333	(1,658)	17	24,147	(185)
Other	—	—	—	9	13,765	(35)
Total CRE—Retail properties	21	16,990	(1,669)	30	49,141	200
CRE—Multi family:
Interest rate reduction	1	90	—	20	3,484	(75)
Amortization or maturity date change	36	11,532	291	20	6,104	(5)
Other	8	216	(6)	7	4,770	57
Total CRE—Multi family	45	11,838	285	47	14,358	(23)
CRE—Office:
Interest rate reduction	1	356	7	2	120	(1)

Amortization or maturity date change	19	57,332	250	16	11,791	(367)
Other	1	30	(2)	5	35,476	(3,153)
Total CRE—Office	21	57,718	255	23	47,387	(3,521)
CRE—Industrial and warehouse:
Interest rate reduction	—	—	—	2	4,046	—
Amortization or maturity date change	9	5,078	61	14	7,166	167
Other	—	—	—	1	977	—
Total CRE—Industrial and Warehouse	9	5,078	61	17	12,189	167
CRE—Other commercial real estate:
Interest rate reduction	—	—	—	8	5,224	146
Amortization or maturity date change	22	8,665	66	47	74,767	(2,781)
Other	2	234	(22)	2	926	(1)
Total CRE—Other commercial real estate	24	8,899	44	57	80,917	(2,636)
Automobile:
Interest rate reduction	30	48	2	55	627	10
Amortization or maturity date change	1,213	8,929	411	1,550	9,758	61
Chapter 7 bankruptcy	621	4,946	245	483	3,791	(7)
Other	—	—	—	—	—	—
Total Automobile	1,864	13,923	658	2,088	14,176	64
Residential mortgage:
Interest rate reduction	12	1,423	(60)	22	2,866	(14)
Amortization or maturity date change	454	50,827	(342)	281	39,025	518
Chapter 7 bankruptcy	106	10,948	(126)	150	15,573	503
Other	9	962	—	4	405	5
Total Residential mortgage	581	64,160	(528)	457	57,869	1,012
First-lien home equity:
Interest rate reduction	32	3,379	104	124	10,696	646
Amortization or maturity date change	171	14,906	(775)	204	16,682	(647)
Chapter 7 bankruptcy	88	5,143	233	67	4,410	204
Other	—	—	—	—	—	—
Total First-lien home equity	291	23,428	(438)	395	31,788	203
Junior-lien home equity:
Interest rate reduction	15	650	45	171	6,142	185
Amortization or maturity date change	1,130	48,563	(7,580)	1,045	41,177	(5,732)
Chapter 7 bankruptcy	169	1,977	3,280	152	2,363	2,148
Other	—	—	—	—	—	—
Total Junior-lien home equity	1,314	51,190	(4,255)	1,368	49,682	(3,399)
Other consumer:
Interest rate reduction	1	96	3	1	—	—

Amortization or maturity date change	7	130	6	44	1,777	11
Chapter 7 bankruptcy	7	58	9	21	446	(51)
Other	—	—	—	—	—	—
Total Other consumer	15	284	18	66	2,223	(40)
Total new troubled debt restructurings	4,794	$701,278	$(83,904)	4,858	$529,918	$(9,772)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.
Any loan within any portfolio or class is considered to be in payment redefault at 90-days past due.
The following tables present TDRs that have defaulted within one year of modification during the three-month and nine-month periods ended September 30, 2015 and 2014:

	Troubled Debt Restructurings That Have Redefaulted (1) Within One Year of Modification During The Three Months Ended
	September 30, 2015		September 30, 2014
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	328	2	388
Other	—	—	—	—
Total C&I—Owner occupied	2	328	2	388
C&I—Other commercial and industrial:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	11	964	3	88
Other	—	—	—	—
Total C&I—Other commercial and industrial	11	964	3	88
CRE—Retail Properties:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—
Total CRE—Retail properties	—	—	—	—
CRE—Multi family:
Interest rate reduction			—	—
Amortization or maturity date change	2	443	1	138
Other	1	140	—	—
Total CRE—Multi family	3	583	1	138
CRE—Office:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	1	1,596	—	—
Other	—	—	—	—
Total CRE—Office	1	1,596	—	—
CRE—Industrial and Warehouse:
Interest rate reduction	—	—	1	1,339
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—
Total CRE—Industrial and Warehouse	—	—	1	1,339

CRE—Other commercial real estate:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	1	93	1	197
Other	—	—	—	—
Total CRE—Other commercial real estate	1	93	1	197
Automobile:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	12	99	13	144
Chapter 7 bankruptcy	2	10	5	31
Other	—	—	—	—
Total Automobile	14	109	18	175
Residential mortgage:
Interest rate reduction	2	178	1	118
Amortization or maturity date change	19	1,624	20	2,300
Chapter 7 bankruptcy	3	310	10	1,007
Other	—	—	—	—
Total Residential mortgage	24	2,112	31	3,425
First-lien home equity:
Interest rate reduction	3	232	1	39
Amortization or maturity date change	—	—	6	998
Chapter 7 bankruptcy	3	265	6	243
Other	—	—	—	—
Total First-lien home equity	6	497	13	1,280
Junior-lien home equity:
Interest rate reduction	1	214	—	—
Amortization or maturity date change	7	220	8	578
Chapter 7 bankruptcy	2	—	15	24
Other	—	—	—	—
Total Junior-lien home equity	10	434	23	602
Other consumer:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—
Total Other consumer	—	—	—	—
Total troubled debt restructurings with subsequent redefault	72	$6,716	93	$7,632

(1)
Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan within any portfolio or class. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Troubled Debt Restructurings That Have Redefaulted (1) Within One Year of Modification During The Nine Months Ended
	September 30, 2015		September 30, 2014
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—

Amortization or maturity date change	5	900	4	788
Other	—	—	1	230
Total C&I—Owner occupied	5	900	5	1,018
C&I—Other commercial and industrial:
Interest rate reduction	1	27	—	—
Amortization or maturity date change	21	2,650	10	1,132
Other	—	—	—	—
Total C&I—Other commercial and industrial	22	2,677	10	1,132
CRE—Retail Properties:
Interest rate reduction	1	47	—	—
Amortization or maturity date change	1	6,482	—	—
Other	—	—	—	—
Total CRE—Retail properties	2	6,529	—	—
CRE—Multi family:
Interest rate reduction	—	$—	—	—
Amortization or maturity date change	10	1,354	2	350
Other	1	140	—	—
Total CRE—Multi family	11	1,494	2	350
CRE—Office:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	3	2,984	1	493
Other	—	—	—	—
Total CRE—Office	3	2,984	1	493
CRE—Industrial and Warehouse:
Interest rate reduction	—	—	1	1,339
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—
Total CRE—Industrial and Warehouse	—	—	1	1,339
CRE—Other commercial real estate:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	1	93	2	758
Other	—	—	—	—
Total CRE—Other commercial real estate	1	93	2	758
Automobile:
Interest rate reduction	1	4	—	—
Amortization or maturity date change	24	298	39	326
Chapter 7 bankruptcy	16	133	42	262
Other	—	—	—	—
Total Automobile	41	435	81	588
Residential mortgage:
Interest rate reduction	3	239	4	468
Amortization or maturity date change	45	4,225	64	7,354
Chapter 7 bankruptcy	7	699	33	2,952
Other	—	—	—	—
Total Residential mortgage	55	5,163	101	10,774
First-lien home equity:

Interest rate reduction	4	387	3	202
Amortization or maturity date change	4	258	14	1,928
Chapter 7 bankruptcy	26	2,191	14	843
Other	—	—	—	—
Total First-lien home equity	34	2,836	31	2,973
Junior-lien home equity:
Interest rate reduction	3	411	—	—
Amortization or maturity date change	27	1,018	22	1,276
Chapter 7 bankruptcy	14	401	37	620
Other	—	—	—	—
Total Junior-lien home equity	44	1,830	59	1,896
Other consumer:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—
Total Other consumer	—	—	—	—
Total troubled debt restructurings with subsequent redefault	218	$24,941	293	$21,321

(1)
Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio or class may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases
At September 30, 2015, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of September 30, 2015, these borrowings and advances are secured by $17.2 billion of loans and securities.
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance. Huntington assumed debt associated with two securitizations. As of September 30, 2015, the debt is secured by $221.1 million of leases held by the trusts.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$8,583	$8,585	$—	$—
After 1 year through 5 years	5,451	5,510	5,435	5,452
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total U.S. Treasury	14,034	14,095	5,435	5,452
Federal agencies: mortgage-backed securities:
1 year or less	52,951	53,052	47,023	47,190
After 1 year through 5 years	125,173	128,473	216,775	221,078

After 5 years through 10 years	227,466	231,846	184,576	186,938
After 10 years	6,261,562	6,350,842	4,825,525	4,867,495
Total Federal agencies: mortgage-backed securities	6,667,152	6,764,213	5,273,899	5,322,701
Other agencies:
1 year or less	1,702	1,712	33,047	33,237
After 1 year through 5 years	8,264	8,672	9,122	9,575
After 5 years through 10 years	214,184	219,193	103,530	105,019
After 10 years	144,292	146,961	204,016	203,712
Total other agencies	368,442	376,538	349,715	351,543
Total U.S. Treasury, Federal agency, and other agency securities	7,049,628	7,154,846	5,629,049	5,679,696
Municipal securities:
1 year or less	280,971	276,600	256,399	255,835
After 1 year through 5 years	499,125	501,559	269,385	274,003
After 5 years through 10 years	987,208	993,630	938,780	945,954
After 10 years	530,386	556,302	376,747	392,777
Total municipal securities	2,297,690	2,328,091	1,841,311	1,868,569
Private-label CMO:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	1,314	1,371
After 10 years	—	—	42,416	40,555
Total private-label CMO	—	—	43,730	41,926
Asset-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	90,168	90,580	228,852	229,364
After 5 years through 10 years	128,425	129,530	144,163	144,193
After 10 years	624,998	593,899	641,984	582,441
Total asset-backed securities	843,591	814,009	1,014,999	955,998
Corporate debt:
1 year or less	20,695	20,746	18,767	18,953
After 1 year through 5 years	325,773	333,460	314,773	323,503
After 5 years through 10 years	95,909	94,883	145,611	143,720
After 10 years	—	—	—	—
Total corporate debt	442,377	449,089	479,151	486,176
Other:
1 year or less	—	—	250	250
After 1 year through 5 years	3,950	3,914	3,150	3,066
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Non-marketable equity securities	332,418	332,418	331,559	331,559
Mutual funds	11,154	11,153	16,151	16,161
Marketable equity securities	755	1,348	536	1,269
Total other	348,277	348,833	351,646	352,305
Total available-for-sale and other securities	$10,981,563	$11,094,868	$9,359,886	$9,384,670

Non-marketable equity securities at September 30, 2015 and December 31, 2014 include $157.0 million of stock issued by the FHLB of Cincinnati and $175.4 million and $174.5 million, respectively, of Federal Reserve Bank stock. Non-marketable equity securities are recorded at amortized cost.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at September 30, 2015 and December 31, 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2015
U.S. Treasury	$14,034	$61	$—	$14,095
Federal agencies:
Mortgage-backed securities	6,667,152	104,044	(6,983)	6,764,213
Other agencies	368,442	8,096	—	376,538
Total U.S. Treasury, Federal agency securities	7,049,628	112,201	(6,983)	7,154,846
Municipal securities	2,297,690	49,426	(19,025)	2,328,091
Private-label CMO	—	—	—	—
Asset-backed securities	843,591	4,471	(34,053)	814,009
Corporate debt	442,377	7,983	(1,271)	449,089
Other securities	348,277	592	(36)	348,833
Total available-for-sale and other securities	$10,981,563	$174,673	$(61,368)	$11,094,868

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
U.S. Treasury	$5,435	$17	$—	$5,452
Federal agencies:
Mortgage-backed securities	5,273,899	63,906	(15,104)	5,322,701
Other agencies	349,715	2,871	(1,043)	351,543
Total U.S. Treasury, Federal agency securities	5,629,049	66,794	(16,147)	5,679,696
Municipal securities	1,841,311	37,398	(10,140)	1,868,569
Private-label CMO	43,730	1,116	(2,920)	41,926
Asset-backed securities	1,014,999	2,061	(61,062)	955,998
Corporate debt	479,151	9,442	(2,417)	486,176
Other securities	351,646	743	(84)	352,305
Total available-for-sale and other securities	$9,359,886	$117,554	$(92,770)	$9,384,670
At September 30, 2015, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.7 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at September 30, 2015.
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2015 and December 31, 2014:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Federal agencies:
Mortgage-backed securities	$417,246	$(1,087)	$262,384	$(5,896)	$679,630	$(6,983)
Other agencies	—	—	—	—	—	—
Total Federal agency securities	417,246	(1,087)	262,384	(5,896)	679,630	(6,983)
Municipal securities	282,128	(11,078)	243,660	(7,947)	525,788	(19,025)
Private-label CMO	—	—	—	—	—	—
Asset-backed securities	102,467	(221)	248,239	(33,832)	350,706	(34,053)
Corporate debt	45,450	(469)	21,876	(802)	67,326	(1,271)
Other securities	788	(22)	1,486	(14)	2,274	(36)
Total temporarily impaired securities	$848,079	$(12,877)	$777,645	$(48,491)	$1,625,724	$(61,368)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal agencies:
Mortgage-backed securities	$501,858	$(1,909)	$527,280	$(13,195)	$1,029,138	$(15,104)
Other agencies	159,708	(1,020)	1,281	(23)	160,989	(1,043)
Total Federal agency securities	661,566	(2,929)	528,561	(13,218)	1,190,127	(16,147)
Municipal securities	568,619	(9,127)	96,426	(1,013)	665,045	(10,140)
Private-label CMO	—	—	22,650	(2,920)	22,650	(2,920)
Asset-backed securities	157,613	(641)	325,691	(60,421)	483,304	(61,062)
Corporate debt	49,562	(252)	88,398	(2,165)	137,960	(2,417)
Other securities	—	—	1,416	(84)	1,416	(84)
Total temporarily impaired securities	$1,437,360	$(12,949)	$1,063,142	$(79,821)	$2,500,502	$(92,770)
The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Gross gains on sales of securities	$6,173	$198	$6,256	$17,678
Gross (losses) on sales of securities	(5,985)	—	(5,986)	(20)
Net gain on sales of securities	$188	$198	$270	$17,658
Security Impairment
Huntington evaluates the available-for-sale securities portfolio on a quarterly basis for impairment. We conduct a comprehensive security-level assessment on all available-for-sale securities. Impairment would exist when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the amortized cost is recovered, which may be maturity. To reduce asset risk weighting and credit risk in the investment portfolio, the remainder of the private-label CMO portfolio was sold in the 2015 third quarter.  Huntington recognized OTTI on this portfolio in prior periods.
The highest risk segment in our investment portfolio is the trust preferred CDO securities which are in the asset-backed securities portfolio. This portfolio is in run off, and we have not purchased these types of securities since 2005. The fair values of the CDO assets have been impacted by various market conditions. The unrealized losses are primarily the result of wider liquidity spreads on asset-backed securities and the longer expected average lives of the trust-preferred CDO securities, due to changes in the expectations of when the underlying securities will be repaid.
Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. Many collateral issuers have the option of deferring interest payments on their debt for up to five years. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current / near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).
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
On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At September 30, 2015, we had investments in eight different pools of trust preferred securities. Seven of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool which was not included on the list and believe that it is more likely than not that we would not be required to sell and will be able to hold the security to recovery under the final Volcker Rule regulations.

For the three-month and nine-month periods ended September 30, 2015 and 2014, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Available-for-sale and other securities:
Pooled-trust-preferred	$2,440	$—	$2,440	$—
Total debt securities	2,440	—	2,440	—
Total available-for-sale and other securities	$2,440	$—	$2,440	$—
The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2015 and 2014 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Balance, beginning of period	$30,869	$30,869	$30,869	$30,869
Reductions from sales/maturities	(14,941)	—	(14,941)	—
Additional credit losses	2,440	—	2,440	—
Balance, end of period	$18,368	$30,869	$18,368	$30,869
The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at September 30, 2015. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Data
September 30, 2015
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
Alesco II	$41,646	$28,229	$25,392	$(2,838)	C	30/32	5%	7%	4%
ICONS	19,515	19,515	15,670	(3,844)	BB	19/21	7	16	57
MM Comm III	5,459	5,216	4,341	(875)	BB	6/9	5	6	32
Pre TSL IX	5,000	3,955	3,019	(936)	C	27/38	18	10	6
Pre TSL XI	25,000	20,278	15,475	(4,803)	C	42/55	16	9	9
Pre TSL XIII	27,530	19,869	16,840	(3,028)	C	46/56	10	11	23
Reg Diversified (1)	25,500	5,706	1,765	(3,942)	D	24/40	33	7	—
Tropic III	31,000	31,000	18,671	(12,329)	CCC+	29/40	20	8	39
Total at September 30, 2015	$180,650	$133,768	$101,173	$(32,595)
Total at December 31, 2014	$193,597	$139,194	$82,738	$(56,456)

(1)	Security was determined to have OTTI. As such, the carrying value is net of recorded credit impairment.

(2)	These securities have been in a continuous loss position for longer than 12 months.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	24,901	24,783	24,901	24,263
After 10 years	2,769,071	2,799,820	3,136,460	3,140,194
Total Federal agencies: mortgage-backed securities	2,793,972	2,824,603	3,161,361	3,164,457
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	106,687	109,015	54,010	54,843
After 10 years	249,813	251,151	156,553	155,821
Total other agencies	356,500	360,166	210,563	210,664
Total U.S. Government backed agencies	3,150,472	3,184,769	3,371,924	3,375,121
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	7,216	7,138	7,981	7,594
Total municipal securities	7,216	7,138	7,981	7,594
Total held-to-maturity securities	$3,157,688	$3,191,907	$3,379,905	$3,382,715
The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2015 and December 31, 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2015
Federal Agencies:
Mortgage-backed securities	$2,793,972	$39,101	$(8,470)	$2,824,603
Other agencies	356,500	3,968	(302)	360,166
Total U.S. Government backed agencies	3,150,472	43,069	(8,772)	3,184,769
Municipal securities	7,216	—	(78)	7,138
Total held-to-maturity securities	$3,157,688	$43,069	$(8,850)	$3,191,907

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$3,161,361	$24,832	$(21,736)	$3,164,457
Other agencies	210,563	1,251	(1,150)	210,664
Total U.S. Government backed agencies	3,371,924	26,083	(22,886)	3,375,121
Municipal securities	7,981	—	(387)	7,594
Total held-to-maturity securities	$3,379,905	$26,083	$(23,273)	$3,382,715

The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2015 and December 31, 2014:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Federal Agencies:
Mortgage-backed securities	$286,835	$(1,200)	$372,269	$(7,270)	$659,104	$(8,470)
Other agencies	110,529	(272)	7,073	(30)	117,602	(302)
Total U.S. Government backed securities	397,364	(1,472)	379,342	(7,300)	776,706	(8,772)
Municipal securities	—	—	7,138	(78)	7,138	(78)
Total temporarily impaired securities	$397,364	$(1,472)	$386,480	$(7,378)	$783,844	$(8,850)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$707,934	$(5,550)	$622,026	$(16,186)	$1,329,960	$(21,736)
Other agencies	36,956	(198)	71,731	(952)	108,687	(1,150)
Total U.S. Government backed securities	744,890	(5,748)	693,757	(17,138)	1,438,647	(22,886)
Municipal securities	7,594	(387)	—	—	7,594	(387)
Total temporarily impaired securities	$752,484	$(6,135)	$693,757	$(17,138)	$1,446,241	$(23,273)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of September 30, 2015, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
6. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Residential mortgage loans sold with servicing retained	$920,974	$654,747	$2,490,070	$1,703,056
Pretax gains resulting from above loan sales (1)	22,529	16,781	64,103	43,853

(1)	Recorded in mortgage banking income.
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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and nine-month periods ended September 30, 2015 and 2014:

Fair Value Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Fair value, beginning of period	$20,681	$26,747	$22,786	$34,236
Change in fair value during the period due to:
Time decay (1)	(324)	(467)	(996)	(1,848)
Payoffs (2)	(651)	(1,343)	(2,465)	(4,869)
Changes in valuation inputs or assumptions (3)	(1,641)	501	(1,260)	(2,081)
Fair value, end of period:	$18,065	$25,438	$18,065	$25,438
Weighted-average life (years)	4.9	5.2	4.9	5.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Carrying value, beginning of period	$143,127	$133,113	$132,813	$128,064
New servicing assets created	9,918	7,173	26,710	17,802
Servicing assets acquired	—	—	—	3,505
Impairment (charge) / recovery	(12,472)	487	(7,492)	(1,573)
Amortization and other	(5,106)	(4,311)	(16,564)	(11,336)
Carrying value, end of period	$135,467	$136,462	$135,467	$136,462
Fair value, end of period	$135,499	$141,976	$135,499	$141,976
Weighted-average life (years)	6.0	6.7	6.0	6.7
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2015 and December 31, 2014, to changes in these assumptions follows:

	September 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	14.30%	$(880)	$(1,688)	15.60%	$(1,176)	$(2,248)
Spread over forward interest rate swap rates	599 bps	(566)	(1,097)	546 bps	(699)	(1,355)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2015 and December 31, 2014, to changes in these assumptions follows:

	September 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.20%	$(5,300)	$(10,187)	11.40%	$(5,289)	$(10,164)
Spread over forward interest rate swap rates	971 bps	(4,291)	(8,303)	856 bps	(4,343)	(8,403)
Total servicing, late and other ancillary fees, net of amortization of capitalized servicing assets included in mortgage banking income amounted to $4.7 million and $4.7 million for the three-month periods ended September 30, 2015 and 2014, respectively. For the nine-month periods ended September 30, 2015 and 2014, total net servicing fees included in mortgage banking income were $12.3 million and $16.5 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.9 billion and $15.6 billion at September 30, 2015 and December 31, 2014, respectively.
Automobile Loans and Leases
The following table summarizes activity relating to automobile loans sold and/or securitized with servicing retained for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Automobile loans securitized with servicing retained	$—	$—	$750,000	$—
Pretax gains resulting from above loan sales (1)	—	—	5,333	—

(1)	Recorded in gain on sale of loans.
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
Changes in the carrying value of automobile loan servicing rights for the three-month and nine-month periods ended September 30, 2015 and 2014, and the fair value at the end of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Carrying value, beginning of period	$14,330	$11,515	$6,898	$17,672
New servicing assets created	—	—	11,180	—
Amortization and other	(2,990)	(2,476)	(6,738)	(8,633)
Carrying value, end of period	$11,340	$9,039	$11,340	$9,039
Fair value, end of period	$11,341	$9,130	$11,341	$9,130
Weighted-average life (years)	3.3	2.8	3.3	2.8
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at September 30, 2015 and December 31, 2014 follows:

	September 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	15.90%	$(374)	$(672)	14.62%	$(305)	$(496)
Spread over forward interest rate swap rates	500 bps	(8)	(16)	500 bps	(2)	(4)
Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $1.5 million and $1.9 million for the three-month periods ending September 30, 2015, and 2014, respectively. For the nine-month periods ended September 30, 2015 and 2014, total servicing income, net of amortization of capitalized servicing assets and impairment, were $4.3 million and $6.0 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.0 billion and $0.8 billion at September 30, 2015 and December 31, 2014, respectively.
Small Business Association (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
SBA loans sold with servicing retained	$49,216	$63,470	$145,150	$149,571
Pretax gains resulting from above loan sales (1)	3,712	7,432	11,981	17,204

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the three-month and nine-month periods ended September 30, 2015 and 2014, and the fair value at the end of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Carrying value, beginning of period	$18,272	$17,192	$18,536	$16,865
New servicing assets created	1,684	2,181	4,980	5,042
Amortization and other	(1,594)	(1,458)	(5,154)	(3,992)
Carrying value, end of period	$18,362	$17,915	$18,362	$17,915
Fair value, end of period	$20,906	$17,915	$20,906	$17,915
Weighted-average life (years)	3.3	3.5	3.3	3.5
A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at September 30, 2015 and December 31, 2014 follows:

	September 30, 2015				December 31, 2014
			Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.80%		$(299)	$(593)	5.60%	$(211)	$(419)
Discount rate	1,500	bps	(559)	(1,096)	1,500 bps	(563)	(1,102)
Servicing income, net of amortization of capitalized servicing assets, amounted to $2.1 million and $1.9 million for the three-month periods ending September 30, 2015, and 2014, respectively. For the nine-month periods ended September 30, 2015 and 2014, total servicing income, net of amortization of capitalized servicing assets, was $6.2 million and $5.4 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $964.2 million and $898.0 million at September 30, 2015 and December 31, 2014, respectively.
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
A rollforward of goodwill by business segment for the first nine-month period of 2015 is presented in the table below:

(dollar amounts in thousands)	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/ Other	Huntington Consolidated
Balance, beginning of period	$368,097	$59,594	$—	$90,012	$—	$4,838	$522,541
Goodwill acquired during the period	—	155,828	—	—	—	—	155,828
Adjustments	—	—	—	(1,500)	—	—	(1,500)
Impairment	—	—	—	—	—	—	—
Balance, end of period	$368,097	$215,422	$—	$88,512	$—	$4,838	$676,869
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which was re-branded Huntington Technology Finance. As part of the transaction, Huntington recorded $155.8 million of goodwill and $8.2 million of other intangible assets. For additional information on the acquisition, see Business Combinations footnote.
During the 2015 third quarter, Huntington adjusted the goodwill in the RBHPCG segment related to a held for sale disposal group at September 30, 2015. The amount was adjusted based on relative fair value methodology.
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
At September 30, 2015 and December 31, 2014, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2015
Core deposit intangible	$400,058	$(383,459)	$16,599
Customer relationship	116,120	(74,025)	42,095
Other	25,164	(25,065)	99
Total other intangible assets	$541,342	$(482,549)	$58,793
December 31, 2014
Core deposit intangible	$400,058	$(366,907)	$33,151
Customer relationship	107,920	(66,534)	41,386
Other	25,164	(25,030)	134
Total other intangible assets	$533,142	$(458,471)	$74,671

The estimated amortization expense of other intangible assets for the remainder of 2015 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2015	$3,786
2016	14,316
2017	12,908
2018	11,135
2019	9,825
2020	3,076
8. LONG-TERM DEBT
In August 2015, the Bank issued $500.0 million of senior notes at 99.580% of face value. The senior bank note issuances mature on August 20, 2020 and have a fixed coupon rate of 2.875%.
In June 2015, the Bank issued $750.0 million of senior notes at 99.711% of face value. The senior bank note issuances mature on June 30, 2018 and have a fixed coupon rate of 2.00%.
On March 31, 2015, Huntington completed its acquisition of Huntington Technology Finance. As part of the acquisition, Huntington assumed $293.4 million of non-recourse debt with various financial institutions and maturity dates. The effective interest rate on the non-recourse debt is 3.20%. Huntington also assumed $254.8 million of debt associated with two securitizations. The securitization debt has various classes and associated maturity dates and has an effective interest rate of 1.70%.
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

9. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30, 2015
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$131	$(46)	$85
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	65,398	(23,136)	42,262
Less: Reclassification adjustment for net losses (gains) included in net income	(3,732)	1,306	(2,426)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	61,797	(21,876)	39,921
Net change in unrealized holding gains (losses) on available-for-sale equity securities	(177)	62	(115)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	12,770	(4,469)	8,301
Less: Reclassification adjustment for net (gains) losses included in net income	(73)	26	(47)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	12,697	(4,443)	8,254
Net change in pension and other post-retirement obligations	(3,305)	1,157	(2,148)
Total other comprehensive income (loss)	$71,012	$(25,100)	$45,912

	Three Months Ended September 30, 2014
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$3,289	$(1,163)	$2,126
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(14,000)	4,908	(9,092)
Less: Reclassification adjustment for net losses (gains) included in net income	250	(88)	162
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(10,461)	3,657	(6,804)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	18	(6)	12
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(32,512)	11,379	(21,133)
Less: Reclassification adjustment for net (gains) losses included in net income	(148)	52	(96)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(32,660)	11,431	(21,229)
Net change in pension and other post-retirement obligations	8,818	(3,086)	5,732
Total other comprehensive income (loss)	$(34,285)	$11,996	$(22,289)

	Nine Months Ended September 30, 2015
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$18,866	$(6,671)	$12,195
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	73,782	(26,240)	47,542
Less: Reclassification adjustment for net losses (gains) included in net income	(3,973)	1,391	(2,582)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	88,675	(31,520)	57,155
Net change in unrealized holding gains (losses) on available-for-sale equity securities	(152)	53	(99)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	40,088	(14,031)	26,057
Less: Reclassification adjustment for net (gains) losses included in net income	(334)	117	(217)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	39,754	(13,914)	25,840
Net change in pension and other post-retirement obligations	(527)	184	(343)
Total other comprehensive income (loss)	$127,750	$(45,197)	$82,553

	Nine Months Ended September 30, 2014
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$11,949	$(4,225)	$7,724
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	48,682	(17,439)	31,243
Less: Reclassification adjustment for net losses (gains) included in net income	(15,409)	5,393	(10,016)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	45,222	(16,271)	28,951
Net change in unrealized holding gains (losses) on available-for-sale equity securities	394	(138)	256
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(2,454)	858	(1,596)
Less: Reclassification adjustment for net (gains) losses included in net income	(3,853)	1,349	(2,504)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(6,307)	2,207	(4,100)
Net change in pension and other post-retirement obligations	10,594	(3,708)	6,886
Total other comprehensive income (loss)	$49,903	$(17,910)	$31,993
The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2015 and 2014:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)
Other comprehensive income before reclassifications	38,967	256	(1,596)	—	37,627
Amounts reclassified from accumulated OCI to earnings	(10,016)	—	(2,504)	6,886	(5,634)
Period change	28,951	256	(4,100)	6,886	31,993
September 30, 2014	$(10,283)	$548	$(22,944)	$(149,337)	$(182,016)
December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)
Other comprehensive income before reclassifications	59,737	(99)	26,057	—	85,695
Amounts reclassified from accumulated OCI to earnings	(2,582)	—	(217)	(343)	(3,142)
Period change	57,155	(99)	25,840	(343)	82,553
September 30, 2015	$72,292	$385	$13,607	$(226,023)	$(139,739)

(1)
Amounts at September 30, 2015 and December 31, 2014 include $1.0 million and $0.8 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2015 and 2014:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in thousands)	September 30, 2015	September 30, 2014
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$69	$138	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	6,103	(388)	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(2,440)	—	Noninterest income - net gains (losses) on sale of securities
	3,732	(250)	Total before tax
	(1,306)	88	Tax (expense) benefit
	$2,426	$(162)	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$73	$148	Interest income - loans and leases
Interest rate contracts	—	—	Noninterest income - other income
	73	148	Total before tax
	(26)	(52)	Tax (expense) benefit
	$47	$96	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$3,305	$(8,818)	Noninterest expense - personnel costs
	3,305	(8,818)	Total before tax
	(1,157)	3,086	Tax (expense) benefit
	$2,148	$(5,732)	Net of tax

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Nine Months Ended
(dollar amounts in thousands)	September 30, 2015	September 30, 2014
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$269	$476	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	6,144	14,933	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(2,440)	—	Noninterest income - net gains (losses) on sale of securities
	3,973	15,409	Total before tax
	(1,391)	(5,393)	Tax (expense) benefit
	$2,582	$10,016	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$323	$3,935	Interest income - loans and leases
Interest rate contracts	11	(82)	Noninterest income - other income
	334	3,853	Total before tax
	(117)	(1,349)	Tax (expense) benefit
	$217	$2,504	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$527	$(10,594)	Noninterest expense - personnel costs
	527	(10,594)	Total before tax
	(184)	3,708	Tax (expense) benefit
	$343	$(6,886)	Net of tax
10. SHAREHOLDERS’ EQUITY
2015 Share Repurchase Program
During the three-month period ended September 30, 2015 Huntington repurchased a total of 6.8 million shares at a weighted average share price of $10.66. Huntington repurchased a total of 20.5 million shares of common stock during the nine-month period ended September 30, 2015, at a weighted average price of $10.76.
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
2014 Share Repurchase Program
During the three months ended September 30, 2014, Huntington repurchased a total of 5.4 million shares at a weighted average share price of $9.70. Huntington repurchased a total of 32.1 million shares of common stock during the nine months ended September 30, 2014, at a weighted average price of $9.34.

11. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for three-month and nine-month periods ended September 30, 2015 and 2014, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share amounts)	2015	2014	2015	2014
Basic earnings per common share:
Net income	$152,588	$155,016	$514,648	$468,778
Preferred stock dividends	(7,968)	(7,964)	(23,901)	(23,891)
Net income available to common shareholders	$144,620	$147,052	$490,747	$444,887
Average common shares issued and outstanding	800,883	816,497	805,851	820,884
Basic earnings per common share	$0.18	$0.18	$0.61	$0.54
Diluted earnings per common share:
Net income available to common shareholders	$144,620	$147,052	$490,747	$444,887
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$144,620	$147,052	$490,747	$444,887
Average common shares issued and outstanding	800,883	816,497	805,851	820,884
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,285	11,367	11,554	11,397
Shares held in deferred compensation plans	1,997	1,506	1,872	1,443
Other	161	253	181	203
Dilutive potential common shares:	13,443	13,126	13,607	13,043
Total diluted average common shares issued and outstanding	814,326	829,623	819,458	833,927
Diluted earnings per common share	$0.18	$0.18	$0.60	$0.53
For the three-month periods ended September 30, 2015 and 2014, approximately 1.7 million and 2.6 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ended September 30, 2015 and 2014, approximately 1.5 million and 2.7 million were not included, respectively.
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
The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Service cost (1)	$457	$435	$—	$—
Interest cost	7,984	8,099	142	258
Expected return on plan assets	(11,044)	(11,446)	—	—
Amortization of prior service cost	—	—	(492)	(338)
Amortization of gain (loss)	1,984	1,442	(116)	(144)
Settlements	2,825	2,500	(2) (3,090)	—
Benefit expense	$2,206	$1,030	$(3,556)	$(224)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 and 2015 service cost represents only administrative expenses.

(2)	During the 2015 third quarter, Huntington transferred the retiree life insurance obligation in a non-participating contract to an insurance carrier.

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Service cost (1)	$1,372	$1,305	$—	$—
Interest cost	23,953	24,299	425	776
Expected return on plan assets	(33,131)	(34,338)	—	—
Amortization of prior service cost	—	—	(1,476)	(1,016)
Amortization of gain (loss)	5,950	4,326	(348)	(432)
Settlements	8,475	7,500	(2) (3,090)	—
Benefit expense	$6,619	$3,092	$(4,489)	$(672)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 and 2015 service cost represents only administrative expenses.

(2)	During the 2015 third quarter, Huntington transferred the retiree life insurance obligation in a non-participating contract to an insurance carrier.
The Bank, as trustee, held all Plan assets at September 30, 2015 and December 31, 2014. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	September 30, 2015		December 31, 2014
Cash equivalents:
Huntington funds—money market	$8,937	1%	$16,136	2%
Fixed income:
Corporate obligations	205,806	34	218,077	33
U.S. government obligations	61,987	11	62,627	10
Mutual funds—fixed income	34,123	6	34,761	5
U.S. government agencies	7,203	1	7,445	1
Equities:
Mutual funds—equities	134,939	23	147,191	23
Other common stock	114,594	19	118,970	18
Huntington funds	20,243	3	37,920	6
Exchange traded funds	6,306	1	6,840	1
Limited partnerships	5,431	1	3,046	1
Fair value of plan assets	$599,569	100%	$653,013	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The Plan’s investments at September 30, 2015, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2, and limited partnerships, which are classified as Level 3. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
At September 30, 2015, Plan assets were invested 47% in equity investments, 52% in bonds, and 1% in cash with an average duration of 12.4 years on bond investments. The estimated life of benefit obligations was 12.8 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.
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
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan. For 2014, a discretionary profit-sharing contribution equal to 1% of eligible participants’ 2014 base pay was awarded during the 2015 first quarter.
The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
SERP & SRIP	$578	$504	$1,735	$1,467
Defined contribution plan	8,224	8,325	23,747	23,239
Benefit cost	$8,802	$8,829	$25,482	$24,706
13. INCOME TAXES
Provision for Income Taxes
The provision for income taxes in the 2015 third quarter was $47.0 million. This compared with a provision for income taxes of $53.9 million in the 2014 third quarter. The provision for income taxes for the nine-month periods ended

September 30, 2015 and 2014 was $165.1 million and $163.4 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, release of capital loss carryforward valuation allowance, general business credits, and investments in qualified affordable housing projects. At September 30, 2015 there is no capital loss carryforward valuation allowance. The net federal deferred tax asset was $20.4 million and the net state deferred tax asset was $41.1 million at September 30, 2015.
Uncertain Tax Positions
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At September 30, 2015, Huntington had gross unrecognized tax benefits of $26.1 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.4 million as of September 30, 2015. This compared with gross unrecognized tax benefits of $1.2 million at December 31, 2014 and total interest accrued of $0.2 million at December 31, 2014. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

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
Private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities valuation methodology incorporates values obtained from a third party pricing specialist using a discounted cash flow approach and a proprietary pricing model and includes assumptions management believes market participants would use to value the securities under current market conditions. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, house price depreciation / appreciation rates that are based upon macroeconomic forecasts and discount rates that are implied by market prices for similar securities with similar collateral structures. The Private-label CMO securities were sold during the 2015 third quarter.
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
Derivative assets and liabilities
Derivatives classified as Level 2 consist of foreign exchange and commodity contracts, which are valued using exchange traded swaps and futures market data. In addition, Level 2 includes interest rate contracts, which are valued using a discounted cash flow method that incorporates current market interest rates. Level 2 also includes exchange traded options and forward commitments to deliver mortgage-backed securities, which are valued using quoted prices.
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
Short-term borrowings
Short-term borrowings classified as Level 2 consist primarily of U.S. treasury bond securities sold under agreement to repurchase. These securities are borrowed from other institutions and must be repaid by purchasing the securities in the open market.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$393,473	$—	$—	$393,473
Loans held for investment	—	34,019	—	—	34,019
Trading account securities:
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	5,932	—	—	5,932
Other securities	32,500	177	—	—	32,677
	32,500	6,109	—	—	38,609
Available-for-sale and other securities:
U.S. Treasury securities	14,095	—	—	—	14,095
Federal agencies: Mortgage-backed	—	6,764,213	—	—	6,764,213
Federal agencies: Other agencies	—	376,538	—	—	376,538
Municipal securities	—	377,535	1,950,556	—	2,328,091
Private-label CMO	—	—	—	—	—
Asset-backed securities	—	712,837	101,172	—	814,009
Corporate debt	—	449,089	—	—	449,089
Other securities	12,501	3,914	—	—	16,415
	26,596	8,684,126	2,051,728	—	10,762,450
Automobile loans	—	—	2,563	—	2,563
MSRs	—	—	18,065	—	18,065
Derivative assets	—	520,802	8,339	(77,557)	451,584
Liabilities
Derivative liabilities	—	316,452	555	(27,330)	289,677
Short-term borrowings	—	511	—	—	511

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2014
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$354,888	$—	$—	$354,888
Loans held for investment	—	40,027	—	—	40,027
Trading account securities:
Federal agencies: Other agencies	—	2,857	—	—	2,857
Municipal securities	—	5,098	—	—	5,098
Other securities	33,121	1,115	—	—	34,236
	33,121	9,070	—	—	42,191
Available-for-sale and other securities:
U.S. Treasury securities	5,452	—	—	—	5,452
Federal agencies: Mortgage-backed	—	5,322,701	—	—	5,322,701
Federal agencies: Other agencies	—	351,543	—	—	351,543
Municipal securities	—	450,976	1,417,593	—	1,868,569
Private-label CMO	—	11,462	30,464	—	41,926
Asset-backed securities	—	873,260	82,738	—	955,998
Corporate debt	—	486,176	—	—	486,176
Other securities	17,430	3,316	—	—	20,746
	22,882	7,499,434	1,530,795	—	9,053,111
Automobile loans	—	—	10,590	—	10,590
MSRs	—	—	22,786	—	22,786
Derivative assets	—	449,775	4,064	(101,197)	352,642
Liabilities
Derivative liabilities	—	335,524	704	(51,973)	284,255
Short-term borrowings	—	2,295	—	—	2,295

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the nine-month periods ended September 30, 2015 and 2014, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$20,681	$5,166	$1,716,845	$29,429	$102,071	$3,998
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(2,616)	3,023	—	20	(2,440)	(142)
Included in OCI	—	—	3,514	1,309	1,997	—
Purchases/originations	—	—	426,501	—	—	—
Sales	—	—	—	(30,077)	—	—
Repayments	—	—	—	—	—	(1,293)
Issues	—	—	—	—	—	—
Settlements	—	(405)	(196,304)	(681)	(456)	—
Closing balance	$18,065	$7,784	$1,950,556	$—	$101,172	$2,563
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,616)	$3,023	$3,514	$—	$1,997	$(142)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$26,747	$6,196	$1,206,455	$31,633	$106,461	$25,498
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(1,309)	(1,847)	—	8	171	(253)
Included in OCI	—	—	14,344	(137)	5,826	—
Purchases/originations	—	—	224,615	—	—	—
Sales	—	—	—	—	(22,870)	—
Repayments	—	—	—	—	—	(8,545)
Issues	—	—	—	—	—	—
Settlements	—	(813)	(190,619)	(570)	(1,004)	—
Closing balance	$25,438	$3,536	$1,254,795	$30,934	$88,584	$16,700
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1,309)	$(1,847)	$14,344	$(137)	$5,468	$(253)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(4,721)	6,244	—	47	(2,435)	(497)
Included in OCI	—	—	2,199	1,832	23,860	—
Purchases/originations	—	—	768,529	—	—	—
Sales	—	—	—	(30,077)	—	—
Repayments	—	—	—	—	—	(7,530)
Issues	—	—	—	—	—	—
Settlements	—	(1,820)	(237,765)	(2,266)	(2,991)	—
Closing balance	$18,065	$7,784	$1,950,556	$—	$101,172	$2,563
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(4,721)	$6,244	$2,199	$—	$23,860	$(497)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(8,798)	2,785	—	24	38	(705)
Included in OCI	—	—	7,555	364	20,256	—
Purchases/originations	—	—	805,893	—	—	—
Sales	—	—	—	—	(22,700)	—
Repayments	—	—	—	—	—	(34,881)
Issues	—	—	—	—	—	—
Settlements	—	(1,639)	(213,190)	(1,594)	(16,429)	—
Closing balance	$25,438	$3,536	$1,254,795	$30,934	$88,584	$16,700
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(8,798)	$2,785	$7,555	$364	$19,554	$(705)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Level 3 Fair Value Measurements Three Months Ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(2,616)	$3,023	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(2,440)	—
Interest and fee income	—	—	—	20	—	(142)
Noninterest income	—	—	—	—	—	—
Total	$(2,616)	$3,023	$—	$20	$(2,440)	$(142)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(1,309)	$(1,847)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	170	—
Interest and fee income	—	—	—	8	1	(243)
Noninterest income	—	—	—	—	—	(10)
Total	$(1,309)	$(1,847)	$—	$8	$171	$(253)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(4,721)	$6,244	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(2,440)	—
Interest and fee income	—	—	—	47	5	(497)
Noninterest income	—	—	—	—	—	—
Total	$(4,721)	$6,244	$—	$47	$(2,435)	$(497)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(8,798)	$2,785	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	170	—
Interest and fee income	—	—	—	24	38	(819)
Noninterest income	—	—	—	—	—	114
Total	$(8,798)	$2,785	$—	$24	$208	$(705)
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2015			December 31, 2014
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$393,473	$377,707	$15,766	$354,888	$340,070	$14,818
Loans held for investment	34,019	34,774	(755)	40,027	40,938	(911)
Automobile loans	2,563	2,563	—	10,590	10,022	568
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Net gains (losses) from fair value changes
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Assets
Loans held for sale	$6,801	$4,562	$1,244	$3,700
Automobile loans	(142)	(253)	(568)	(706)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Assets
Automobile loans	$37	$323	$108	$861
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

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three Months Ended September 30, 2015	Total Gains/(Losses) Nine Months Ended September 30, 2015
MSRs	$133,812	$—	$—	$133,812	$(12,472)	$(7,492)
Impaired loans	52,837	—	—	52,837	(2,614)	(6,964)
Other real estate owned	24,910	—	—	24,910	356	3,619
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
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of September 30, 2015.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2015 and December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2015
(dollar amounts in thousands)	Fair Value at	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$18,065	Discounted cash flow	Constant prepayment rate	6.0% - 24.0% (14.3%)
			Spread over forward interest rate swap rates	325 - 1,166 (599)
Derivative assets	8,339	Consensus Pricing	Net market price	-3.6% - 19.4% (2.1%)
Derivative liabilities	555		Estimated Pull through %	50.0% - 90.0% (76.0%)
Municipal securities	1,950,556	Discounted cash flow	Discount rate	0.3% - 4.7% (2.6%)
Asset-backed securities	101,172	Discounted cash flow	Discount rate	4.3% - 11.3% (5.8%)
			Cumulative prepayment rate	0.0% - 100.0% (8.3%)
			Cumulative default	1.7% - 100.0% (11.5%)
			Loss given default	85% - 100% (96.4%)
			Cure given deferral	0.0% - 75.0% (36.6%)
Automobile loans	2,563	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	52,837	Appraisal value	NA	NA
Other real estate owned	24,910	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$22,786	Discounted cash flow	Constant prepayment rate	7% - 26% (16%)
			Spread over forward interest rate swap rates	228 - 900 (546)
Derivative assets	4,064	Consensus Pricing	Net market price	-5.09% - 17.46% (1.7%)
Derivative liabilities	704		Estimated Pull through %	38% - 91% (75%)
Municipal securities	1,417,593	Discounted cash flow	Discount rate	0.5% - 4.9% (2.5%)
Private-label CMO	30,464	Discounted cash flow	Discount rate	2.7% - 7.2% (6.0%)
			Constant prepayment rate	13.6% - 32.6% (20.7%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	0.0% - 64.0% (33.9%)
Asset-backed securities	82,738	Discounted cash flow	Discount rate	4.3% - 13.3% (7.3%)
			Cumulative prepayment rate	0.0% - 100% (10.1%)
			Cumulative default	1.9% - 100% (15.9%)
			Loss given default	20% - 100% (94.4%)
			Cure given deferral	0.0% - 75% (32.6%)
Automobile loans	10,590	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	52,911	Appraisal value	NA	NA
Other real estate owned	35,039	Appraisal value	NA	NA
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$1,090,163	$1,090,163	$1,285,124	$1,285,124
Trading account securities	38,609	38,609	42,191	42,191
Loans held for sale	675,636	675,636	416,327	416,327
Available-for-sale and other securities	11,094,868	11,094,868	9,384,670	9,384,670
Held-to-maturity securities	3,157,688	3,191,907	3,379,905	3,382,715
Net loans and leases	49,063,971	47,374,526	47,050,530	45,110,406
Derivatives	451,584	451,584	352,642	352,642
Financial Liabilities
Deposits	54,244,711	54,831,170	51,732,151	52,454,804
Short-term borrowings	1,453,812	1,453,812	2,397,101	2,397,101
Long-term debt	6,359,445	6,265,129	4,335,962	4,286,304
Derivatives	289,677	289,677	284,255	284,255
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at September 30, 2015 and December 31, 2014:

	Estimated Fair Value Measurements at Reporting Date Using			September 30, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,191,907	$—	$3,191,907
Net loans and leases	—	—	47,374,526	47,374,526
Financial Liabilities
Deposits	—	51,244,015	3,587,155	54,831,170
Short-term borrowings	—	—	1,453,812	1,453,812
Other long-term debt	—	—	6,265,129	6,265,129

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2014
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,382,715	$—	$3,382,715
Net loans and leases	—	—	45,110,406	45,110,406
Financial Liabilities
Deposits	—	48,183,798	4,271,006	52,454,804
Short-term borrowings	—	—	2,397,101	2,397,101
Other long-term debt	—	—	4,286,304	4,286,304
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
Derivative financial instruments can be designated as accounting hedges under GAAP. Designating a derivative as an accounting hedge allows Huntington to recognize gains and losses, less any ineffectiveness, in the income statement within the same period that the hedged item affects earnings. Gains and losses on derivatives that are not designated to an effective hedge relationship under GAAP immediately impact earnings within the period they occur.
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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2015, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands )	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$9,048,000	$9,048,000
Deposits	69,100	—	69,100
Subordinated notes	475,000	—	475,000
Long-term debt	4,535,000	—	4,535,000
Total notional value at September 30, 2015	$5,079,100	$9,048,000	$14,127,100

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2015:

				Weighted-Average Rate
(dollar amounts in thousands )	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$9,048,000	1.2	$23,912	0.81%	0.28%
Total asset conversion swaps	9,048,000	1.2	23,912	0.81	0.28
Liability conversion swaps
Receive fixed—generic	5,079,100	2.9	107,185	1.61	0.32
Total liability conversion swaps	5,079,100	2.9	107,185	1.61	0.32
Total swap portfolio at September 30, 2015	$14,127,100	1.8	$131,097	1.10%	0.30%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $28.3 million and $24.2 million for the three-month periods ended September 30, 2015, and 2014, respectively. For the nine-month periods ended September 30, 2015, and 2014, the net amounts resulted in an increase to net interest income of $79.2 million and $73.4 million, respectively.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At September 30, 2015, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.
The following table presents the fair values at September 30, 2015 and December 31, 2014 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:
Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Interest rate contracts designated as hedging instruments	$131,097	$53,114
Interest rate contracts not designated as hedging instruments	240,229	183,610
Foreign exchange contracts not designated as hedging instruments	41,033	32,798
Commodities contracts not designated as hedging instruments	108,409	180,218
Total contracts	$520,768	$449,740
Liability derivatives included in accrued expenses and other liabilities:

(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Interest rate contracts designated as hedging instruments	$—	$12,648
Interest rate contracts not designated as hedging instruments	167,854	110,627
Foreign exchange contracts not designated as hedging instruments	37,919	29,754
Commodities contracts not designated as hedging instruments	105,634	179,180
Total contracts	$311,407	$332,209
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2015, and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(265)	$(323)	$(723)	$(829)
Change in fair value of hedged deposits (1)	259	315	709	809
Change in fair value of interest rate swaps hedging subordinated notes (2)	5,328	(6,601)	1,196	(2,520)
Change in fair value of hedged subordinated notes (2)	(5,328)	6,601	(1,196)	2,520
Change in fair value of interest rate swaps hedging other long-term debt (2)	37,272	(13,196)	49,168	(6,943)
Change in fair value of hedged other long-term debt (2)	(36,283)	12,924	(48,546)	9,450

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
The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and nine-month periods ended September 30, 2015, and 2014 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three months ended September 30,			Three months ended September 30,
(dollar amounts in thousands)	2015	2014		2015	2014
Interest rate contracts
Loans	$8,301	$(21,133)	Interest and fee income - loans and leases	$(73)	$(148)
Investment Securities	—	—	Noninterest income - other income	—	—
Total	$8,301	$(21,133)		$(73)	$(148)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Nine months ended September 30,			Nine months ended September 30,
(dollar amounts in thousands)	2015	2014		2015	2014
Interest rate contracts
Loans	$26,057	$(1,596)	Interest and fee income - loans and leases	$(323)	$(3,853)
Investment Securities	—	—	Interest and fee income - investment securities	(11)	—
Total	$26,057	$(1,596)		$(334)	$(3,853)
Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $15.6 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.
The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$888	$224	$858	$195
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity

Huntington’s mortgage origination hedging activity is related to the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. The interest rate lock commitments are derivative positions offset by forward commitments to sell loans.

Huntington uses two types of mortgage-backed securities in its forward commitment to sell loans. The first type of forward commitment is a “To Be Announced” (or TBA), the second is a “Specified Pool” mortgage-backed security. Huntington uses these derivatives to hedge the value of mortgage-backed securities until they are sold.
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Derivative assets:
Interest rate lock agreements	$8,339	$4,064
Forward trades and options	34	35
Total derivative assets	8,373	4,099
Derivative liabilities:
Interest rate lock agreements	(110)	(259)
Forward trades and options	(5,490)	(3,760)
Total derivative liabilities	(5,600)	(4,019)
Net derivative asset (liability)	$2,773	$80
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.

The total notional value of these derivative financial instruments at September 30, 2015 and December 31, 2014, was $0.5 billion and $0.6 billion, respectively. The total notional amount at September 30, 2015, corresponds to trading assets with a fair value of $2.9 million and no trading liabilities. Net trading gains and (losses) related to MSR hedging for the three-month periods ended September 30, 2015 and 2014, were $5.7 million and $(0.2) million, and $1.9 million and $3.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
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
The interest rate risk of customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value. Foreign currency derivatives help the customer hedge risk and reduce exposure to fluctuations in exchange rates. Transactions are primarily in liquid currencies with Canadian dollars and Euros comprising a majority of all transactions.
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at September 30, 2015 and December 31, 2014, were $75.8 million and $74.4 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $14.7 billion and $14.4 billion at September 30, 2015 and December 31, 2014, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $272.0 million and $219.3 million at the same dates, respectively.
Risk Participation Agreements

Huntington periodically enters into risk participation agreement in order to manage credit risk of its derivative positions. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. Huntington can mitigate exposure to certain counterparties or take on exposure to generate additional income. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $397.4 million and $456.7 million at September 30, 2015 and December 31, 2014, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The amount Huntington will have to pay if all counterparties defaulted on their swap contracts is the fair value of these risk participations, which was $10.2 million and $7.2 million at September 30, 2015 and December 31, 2014, respectively. These contracts mature between 2015 and 2043 and are deemed investment grade.
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

At September 30, 2015 and December 31, 2014, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $15.9 million and $19.5 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At September 30, 2015, Huntington pledged $99.2 million of investment securities and cash collateral to counterparties, while other counterparties pledged $123.8 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:
Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
September 30, 2015	Derivatives	$530,788	$(79,204)	$451,584	$(42,289)	$(3,983)	$405,312
December 31, 2014	Derivatives	480,803	(128,161)	352,642	(27,744)	(1,095)	323,803
Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
September 30, 2015	Derivatives	$318,653	$(28,976)	$289,677	$(71,556)	$(377)	$217,744
December 31, 2014	Derivatives	363,192	(78,937)	284,255	(78,654)	(111)	205,490

16. VIEs
Consolidated VIEs
Consolidated VIEs at September 30, 2015, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of Huntington Technology Finance.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Huntington Technology Funding Trust		Other Consolidated Trusts	Total
(dollar amounts in thousands)	Series 2012A	Series 2014A
Assets:
Cash	$—	$—	$—	$—
Loans and leases	40,968	180,165	—	221,133
Allowance for loan and lease losses	—	—	—	—
Net loans and leases	40,968	180,165	—	221,133
Accrued income and other assets	—	—	229	229
Total assets	$40,968	$180,165	$229	$221,362
Liabilities:
Other long-term debt	$34,192	$149,387	$—	$183,579
Accrued interest and other liabilities	—	—	229	229
Total liabilities	34,192	149,387	229	183,808
Equity:
Beneficial Interest owned by third party	6,776	30,778	—	37,554
Total liabilities and equity	$40,968	$180,165	$229	$221,362

	December 31, 2014
(dollar amounts in thousands)	Other Consolidated Trusts	Total
Assets:
Cash	$—	$—
Loans and leases	—	—
Allowance for loan and lease losses	—	—
Net loans and leases	—	—
Accrued income and other assets	243	243
Total assets	$243	$243
Liabilities:
Other long-term debt	$—	$—
Accrued interest and other liabilities	243	243
Total liabilities	243	243
Equity:
Beneficial Interest owned by third party	—	—
Total liabilities and equity	$243	$243
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2015, and December 31, 2014:

	September 30, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$9,378	$—	$9,378
2012-1 Automobile Trust	445	—	445
2012-2 Automobile Trust	1,231	—	1,231
2011 Automobile Trust	—	—	—
Tower Hill Securities, Inc.	46,591	65,000	46,591
Trust Preferred Securities	13,919	317,098	—
Low Income Housing Tax Credit Partnerships	407,191	181,788	407,191
Other Investments	88,745	27,289	88,745
Total	$567,500	$591,175	$553,581

	December 31, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$2,136	$—	$2,136
2012-2 Automobile Trust	3,220	—	3,220
2011 Automobile Trust	944	—	944
Tower Hill Securities, Inc.	55,611	65,000	55,611
Trust Preferred Securities	13,919	317,075	—
Low Income Housing Tax Credit Partnerships	368,283	154,861	368,283
Other Investments	83,400	20,760	83,400
Total	$527,513	$557,696	$513,594
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
During the 2015 third quarter, Huntington cancelled the 2011 Automobile Trust. As a result, any remaining assets at the time of the cancellation are no longer part of the trust.
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
TRUST PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at September 30, 2015 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.00%	(2)	$111,816	$6,186
Huntington Capital II	0.96	(3)	54,593	3,093
Sky Financial Capital Trust III	1.73	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.68	(4)	74,320	2,320
Camco Financial Trust	2.77	(5)	4,204	155
Total			$317,098	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at September 30, 2015, based on three month LIBOR +0.70%.

(3)	Variable effective rate at September 30, 2015, based on three month LIBOR +0.625%.

(4)	Variable effective rate at September 30, 2015, based on three month LIBOR +1.40%.

(5)	Variable effective rate (including impact of purchase accounting accretion) at September 30, 2015, based on three month LIBOR +1.33%.
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

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2015 and December 31, 2014:

(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Affordable housing tax credit investments	$646,215	$576,381
Less: amortization	(239,024)	(208,098)
Net affordable housing tax credit investments	$407,191	$368,283
Unfunded commitments	$181,788	$154,861
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$16,412	$13,370	$46,592	$41,430
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	10,942	9,659	33,235	28,537
Equity method
Tax credit investment (gains) losses included in non-interest income	(86)	290	208	737
Huntington recognized immaterial impairment losses on tax credit investments during the three-month and nine-month periods ended September 30, 2015 and 2014.
OTHER INVESTMENTS
Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
17. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at September 30, 2015 and December 31, 2014, were as follows:

(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$11,132,340	$11,181,522
Consumer	8,322,665	7,579,632
Commercial real estate	895,028	908,112
Standby letters-of-credit	490,776	497,457
Commercial letters-of-credit	33,079	36,460
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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $6.6 million and $4.4 million at September 30, 2015 and December 31, 2014, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2015, Huntington had $490.8 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $490.8 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of September 30, 2015, approximately $150 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $340 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately less than $1 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At September 30, 2015 and December 31, 2014, Huntington had commitments to sell residential real estate loans of $770.1 million and $545.0 million, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $80.0 million at September 30, 2015. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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

Cyberco Litigation. The Bank has been named a defendant in two lawsuits, arising from the Bank’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the Internal Revenue Service raided Cyberco’s facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions when, in fact, no computer equipment was ever purchased or leased from Teleservices, which later proved to be a shell corporation.
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
The Teleservices bankruptcy trustee filed a separate adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank for application to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses. Subsequently, the trustee filed a summary judgment motion on the affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $1.2 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining that the alleged transfers made to the Bank during the period from April 30, 2004 through November 2004 were not received in good faith and that the Bank failed to show a lack of knowledge of the avoidability of the alleged transfers made from September 2003 through November 2004. The trustee then filed an amended motion for summary judgment in the affirmative case and a hearing was held on July 1, 2011.
On March 30, 2012, the Bankruptcy Court issued an Opinion on the Teleservices trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court delivered its report and recommendation to the District Court for the Western District of Michigan, recommending that the District Court enter a final judgment against the Bank in the principal amount of $71.8 million, plus interest through July 27, 2012, in the amount of $8.8 million. The parties filed their respective objections and responses to the Bankruptcy Court’s report and recommendation. The District Court held a hearing in September 2014 and conducted a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s report and recommendation.
On September 28, 2015, the District Court entered a judgment against the Bank in the amount of $71.8 million plus costs and pre- and post-judgment interest. While Huntington plans to appeal the decision and to continue to aggressively contest the claims of this complex case, Huntington has increased its legal reserves by approximately $38.2 million in the 2015 third quarter to fully accrue for the amount of the judgment.
MERSCORP Litigation. The Bank is a defendant in an action filed on January 17, 2012 against MERSCORP, Inc. and numerous other financial institutions that participate in the mortgage electronic registration system (MERS). The putative class action was filed on behalf of all 88 counties in Ohio. The plaintiffs allege that the recording of mortgages and assignments thereof is mandatory under Ohio law and seek a declaratory judgment that the defendants are required to record every mortgage and assignment on real property located in Ohio and pay the attendant statutory recording fees. The complaint also seeks damages, attorney’s fees and costs. Huntington filed a motion to dismiss the complaint, which has been fully briefed, but no ruling has been issued by the Geauga County, Ohio Court of Common Pleas. Similar litigation has been initiated against MERSCORP, Inc. and other financial institutions in other jurisdictions throughout the country, however, the Bank has not been named a defendant in those other cases.

Powell v. Huntington National Bank. The Bank is a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. The Bank removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to the Bank. Following further briefing by the parties, the federal district court denied the Bank’s motion for judgment on the pleadings on September 26, 2014. On June 8, 2015, the Fourth Circuit Court of Appeals granted the Bank’s motion for an interlocutory appeal of the district court’s decision. The matter has been briefed, and the parties await scheduling of oral argument.

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
Listed below is certain operating basis financial information reconciled to Huntington’s September 30, 2015,  December 31, 2014, and September 30, 2014, reported results by business segment:

	Three Months Ended September 30,
Income Statements	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/Other	Huntington Consolidated
(dollar amounts in thousands)
2015
Net interest income	$260,617	$97,307	$95,838	$30,268	$16,915	$(5,490)	$495,455
Provision (reduction in allowance) for credit losses	(3,889)	9,359	12,618	3,550	838	—	22,476
Noninterest income	114,856	65,803	5,774	35,811	11,640	19,235	253,119
Noninterest expense	254,488	75,447	38,769	68,054	40,986	48,764	526,508
Income taxes	43,706	27,406	17,579	(1,934)	(4,644)	(35,111)	47,002
Net income (loss)	$81,168	$50,898	$32,646	$(3,591)	$(8,625)	$92	$152,588
2014
Net interest income	$230,318	$78,393	$96,355	$25,239	$14,620	$21,410	$466,335
Provision (reduction in allowance) for credit losses	22,528	13,635	(18,660)	3,179	3,797	1	24,480
Noninterest income	105,868	56,486	6,165	42,097	20,838	15,895	247,349
Noninterest expense	251,507	62,296	39,714	60,548	33,523	32,730	480,318
Income taxes	21,753	20,632	28,513	1,263	(652)	(17,639)	53,870
Net income (loss)	$40,398	$38,316	$52,953	$2,346	$(1,210)	$22,213	$155,016

	Nine Months Ended September 30,
Income Statements	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/Other	Huntington Consolidated
(dollar amounts in thousands)
2015
Net interest income	$766,188	$266,638	$286,042	$84,843	$48,545	$1,570	$1,453,826
Provision for credit losses	22,664	13,167	14,733	7,791	5,131	—	63,486
Noninterest income	323,552	191,039	22,024	114,198	62,274	53,428	766,515
Noninterest expense	771,339	208,236	112,802	189,901	118,414	76,450	1,477,142
Income taxes	103,508	82,696	63,186	472	(4,454)	(80,343)	165,065
Net income (loss)	$192,229	$153,578	$117,345	$877	$(8,272)	$58,891	$514,648
2014
Net interest income	$678,502	$226,316	$282,239	$76,399	$41,997	$58,436	$1,363,889
Provision for credit losses	63,962	33,681	(44,809)	5,353	20,308	—	78,495
Noninterest income	306,364	157,107	19,706	132,080	59,946	70,698	745,901
Noninterest expense	732,623	188,170	116,568	176,595	101,490	83,629	1,399,075
Income taxes	65,898	56,550	80,565	9,286	(6,949)	(41,908)	163,442
Net income (loss)	$122,383	$105,022	$149,621	$17,245	$(12,906)	$87,413	$468,778

	Assets at		Deposits at
(dollar amounts in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Retail & Business Banking	$15,781,016	$15,146,857	$29,979,237	$29,350,255
Commercial Banking	16,753,525	15,043,477	11,825,996	11,184,566
AFCRE	17,329,574	16,027,910	1,521,992	1,377,921
RBHPCG	3,447,385	3,871,020	7,377,486	6,727,892
Home Lending	4,061,686	3,949,247	305,068	326,841
Treasury / Other	12,836,992	12,259,499	3,234,932	2,764,676
Total	$70,210,178	$66,298,010	$54,244,711	$51,732,151
19. BUSINESS COMBINATIONS
MACQUARIE EQUIPMENT FINANCE
On March 31, 2015, Huntington completed its acquisition of Macquarie, subsequently rebranded Huntington Technology Finance, in a cash transaction valued at $457.8 million. The acquisition gives us the ability to drive added growth to our national equipment finance business as well as additional small business finance capabilities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable

(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 to July 31, 2015	—	$—	$267,045,130
August 1, 2015 to August 31, 2015	4,132,880	10.69	222,864,643
September 1, 2015 to September 30, 2015	2,631,044	10.63	194,896,645
Total	6,763,924	$10.66	$194,896,645

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.

(2)
The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 11, 2015, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2015. These actions included a potential repurchase of up to $366 million of common stock from the second quarter of 2015 through the second quarter of 2016. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. This program replaced the previously authorized share repurchase program authorized by Huntington’s board of directors in 2014. During the three-month period ended September 30, 2015, Huntington repurchased a total of 6.8 million shares at a weighted average share price of $10.66.
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

31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	***Section 1350 Certification – Chief Executive Officer.

32.2	***Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date:	October 30, 2015	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	October 30, 2015	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer