Form 10-Q/A
period 2015-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2015-12-18
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this Amendment) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, originally filed with the Securities and Exchange Commission (the SEC) on October 30, 2015 (the Original Filing), solely for the purpose of correcting a typographical error in Exhibit 32.1, Certification of Chief Executive Officer and Exhibit 32.2, Certification of Chief Financial Officer, which were previously furnished to the SEC with the Original Filing. Exhibit 32.1 and Exhibit 32.2 furnished with the Original Filing inadvertently included a reference to June 30, 2015, rather than September 30, 2015.

This Amendment is limited in scope to the portions of the Original Filing discussed above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

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
Huntington Bancshares Incorporated
(Registrant)

Date:	December 18, 2015	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	December 18, 2015	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer