Form 10-K
period 2015-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2016-02-17
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-34073
_______________________________________________
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)
_______________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, determined by using a per share closing price of $11.31, as quoted by NASDAQ on that date, was $8,871,190,906. As of January 31, 2016, there were 795,025,143 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending
ABS	Asset-Backed Securities
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Companies
C&I	Commercial and Industrial
Camco Financial	Camco Financial Corp.
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized Debt Obligations
CDs	Certificate of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CFTC	Commodity Futures Trading Commission
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA/DTL	Deferred Tax Asset/Deferred Tax Liability
E&P	Exploration and Production
EFT	Electronic Fund Transfer
EPS	Earnings Per Share
EVE	Economic Value of Equity
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
Freddie Mac	(see FHLMC)
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
GNMA	Government National Mortgage Association, or Ginnie Mae
HAA	Huntington Asset Advisors, Inc.
HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program
HASI	Huntington Asset Services, Inc.
HIP	Huntington Investment and Tax Savings Plan
HQLA	High-Quality Liquid Assets
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LGD	Loss-Given-Default
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
NAICS	North American Industry Classification System
Macquarie	Macquarie Equipment Finance, Inc. (U.S. Operations)
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans
Includes nonaccrual loans and leases (Table 11), accruing loans and leases past due 90 days or more (Table 12), troubled debt restructured loans (Table 13), and criticized commercial loans (credit quality indicators section of Footnote 3).

RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
RWA	Risk-Weighted Assets
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SRIP	Supplemental Retirement Income Plan
SSFA	Simplified Supervisory Formula Approach
TCE	Tangible Common Equity
TDR	Troubled Debt Restructured loan
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UDAP	Unfair or Deceptive Acts or Practices
Unified	Unified Financial Securities, Inc.

UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 12,243 average full-time equivalent employees. Through the Bank, we have 150 years of serving the financial needs of our customers. We provide full-service commercial, small business, consumer, and mortgage banking services, as well as automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2015, the Bank had 15 private client group offices and 762 branches as follows:

• 406 branches in Ohio	• 45 branches in Indiana
• 222 branches in Michigan	• 31 branches in West Virginia
• 48 branches in Pennsylvania	• 10 branches in Kentucky
Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio, and a limited purpose office located in the Cayman Islands. Our foreign banking activities, in total or with any individual country, are not significant.
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
1.Provide a consultative sales approach to provide solutions that are specific to each customer.
2.Leverage each business segment in terms of its products and expertise to benefit customers.
3.Target prospects who may want to have multiple products and services as part of their relationship with us.

Following is a description of our five business segments and a Treasury / Other function:

•
Retail and Business Banking – The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans. Other financial services available to consumer and small business customers include investments, insurance, interest rate risk protection, foreign exchange, and treasury management. Huntington serves customers primarily through our network of branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and ATMs.

Huntington has established a "Fair Play" banking philosophy; providing differentiated products and services, built on a strong foundation of customer advocacy. Our brand resonates with consumers and is earning us more new customers and deeper relationships with our current customers.
Business Banking is a dynamic part of our business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as serving companies with revenues up to $20 million and consists of approximately 165,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business and look for ways to help companies find solutions to their financing needs.

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

Middle Market Banking primarily focuses on providing banking solutions to companies with annual revenues of $20 million to $500 million. Through a relationship management approach, various products, capabilities and solutions are seamlessly delivered in a client centric way.
Corporate Banking works with larger, often more complex companies with revenues greater than $500 million. These entities, many of which are publicly traded, require a different and customized approach to their banking needs.
Specialty Banking offers tailored products and services to select industries that have a foothold in the Midwest. Each banking team is comprised of industry experts with a dynamic understanding of the market and industry. Many of these industries are experiencing tremendous change, which creates opportunities for Huntington to leverage our expertise and help clients navigate, adapt, and succeed.
Asset Finance business is a combination of our Equipment Finance, Public Capital, Asset Based Lending, Technology and Healthcare Equipment Leasing, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.
Capital Markets has two distinct product capabilities: corporate risk management services and institutional sales, trading, and underwriting. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange, and interest rate hedging services. The Institutional Sales, Trading & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions.
Treasury Management teams help businesses manage their working capital programs and reduce expenses. Our liquidity solutions help customers save and invest wisely, while our payables and receivables capabilities help them manage purchases and the receipt of payments for goods and services. All of this is provided while helping customers take a sophisticated approach to managing their overhead, inventory, equipment, and labor.
Insurance brokerage business specializes in commercial property and casualty, employee benefits, personal lines, life and disability and specialty lines of insurance. The group also provides brokerage and agency services for residential and commercial title insurance and excess and surplus product lines of insurance. As an agent and broker, this business does not assume underwriting risks but alternatively provides our customers with quality, noninvestment insurance contracts.

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
Within Commercial Real Estate, Huntington Community Development focuses on improving the quality of life for our communities and the residents of low-to moderate-income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.

•
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
The Huntington Private Client Group is organized into units consisting of The Huntington Private Bank, The Huntington Trust, and The Huntington Investment Company. Our private banking, trust, and investment functions focus their efforts in our Midwest footprint and Florida.
The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options), and banking services.
The Huntington Trust also serves high net-worth customers and delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, trust services, and trust operations. This group also provides retirement plan services and corporate trust to businesses and municipalities.
The Huntington Investment Company, a dually registered broker-dealer and registered investment adviser, employs representatives who work with our Retail and Private Bank to provide investment solutions for our customers. This team offers a wide range of products and services, including brokerage, annuities, advisory, and other investment products.
Huntington sold HAA, HASI, and Unified in the 2015 fourth quarter.

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
Pending Acquisition of FirstMerit Corporation
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction expected to be valued at approximately $3.4 billion based on the closing stock price on the day preceding the announcement. FirstMerit Corporation is a diversified financial services company headquartered in Akron, Ohio, which reported assets of approximately $25.5 billion based on their December 31, 2015 unaudited balance sheet, and 366 banking offices and 400 ATM locations in Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania. First Merit Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations. Principal affiliates include: FirstMerit Bank, N.A. and First Merit Mortgage Corporation.
Under the terms of the agreement, shareholders of FirstMerit Corporation will receive 1.72 shares of Huntington common stock and $5.00 in cash for each share of FirstMerit Corporation common stock. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation.
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
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2015, in the top 10 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$17,450	30%
Detroit, MI	7	5,163	4
Cleveland, OH	5	4,836	8
Indianapolis, IN	4	3,062	7
Pittsburgh, PA	8	2,782	2
Cincinnati, OH	4	2,577	3
Toledo, OH	1	2,354	24
Grand Rapids, MI	2	2,237	11
Youngstown, OH	1	2,019	22
Canton, OH	1	1,708	26
Source: FDIC.gov, based on June 30, 2015 survey.
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
Financial Technology, or FinTech, startups are emerging in key areas of banking.  In response, we are monitoring activity in marketplace lending along with businesses engaged in money transfer, investment advice, and money management tools. Our strategy involves assessing the marketplace, determining our near term plan, while developing a longer term approach to effectively service our existing customers and attract new customers. This includes evaluating which products we develop in-house, as well as evaluating partnership options where applicable.
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
The banking industry is highly regulated. We and the Bank are subject to extensive federal and state laws and regulations that govern many aspects of our operations and limit the businesses in which we may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, the Deposit Insurance Fund, the stability of the financial system in the United States, and the health of the national economy, and are not designed primarily to benefit or protect our shareholders or creditors.
The following discussion is not intended to be a complete list of the activities regulated by the banking laws and regulations applicable to us or our Bank or the impact of such laws and regulations on us or the Bank. Changes in applicable laws or regulations, and in their interpretation and application by the bank regulatory agencies, cannot be predicted and may have a material effect on our business and results.
We are registered as a bank holding company with the Federal Reserve and qualify for and have elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 ("GLBA"). We are subject to examination, regulation, and supervision by the Federal Reserve pursuant to the Bank Holding Company Act. We are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the Federal Reserve.
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
Under the Dodd-Frank Act, because we are a bank holding company with consolidated assets greater than $50 billion, we are subject to certain enhanced prudential standards. As a result, we expect to be subject to more stringent standards and requirements than those applicable to smaller institutions, including with respect to capital requirements, leverage limits, and stress testing. The Federal Reserve has issued supervisory guidance which sets forth an updated framework for the consolidated supervision of large financial institutions, including bank holding companies with consolidated assets of $50 billion or more. The objectives of the framework are to enhance the resilience of a firm, lower the probability of its failure, and reduce the impact on the financial system in the event of an institution’s failure. With regard to resiliency, each firm is expected to ensure that the consolidated organization and its core business lines can survive under a broad range of internal or external stresses. This requires financial resilience by maintaining sufficient capital and liquidity, and operational resilience by maintaining effective corporate governance, risk management, and recovery planning. With respect to lowering the probability of failure, each firm is expected to ensure the sustainability of its critical operations and banking offices under a broad range of internal or external stresses. This requires, among other things, that we have robust, forward-looking capital-planning processes that account for our unique risks.
The Bank, which is chartered by the OCC, is a national bank and our only bank subsidiary. It is subject to comprehensive examination, regulation and supervision primarily by the OCC and, with respect to Federal consumer protection laws, by the CFPB, which was established by the Dodd-Frank Act. In addition, as a member of the Federal Reserve System, the Bank is subject to certain rules and regulations of the Federal Reserve. As a FDIC member, the Bank is subject to deposit insurance assessments payable to the Deposit Insurance Fund and various FDIC requirements. The National Bank Act and the OCC regulations primarily govern the Bank’s permissible activities, capital requirements, branching, dividend limitations, investments, loans, and other matters. Our nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve or, in the case of nonbank subsidiaries of the Bank, by the OCC. All subsidiaries are subject to examination and supervision by the CFPB to the extent they offer any consumer financial products or services. Our subsidiaries may be subject to examination by other federal and state regulators, including, in the case of certain securities and investment management activities, regulation by the SEC and the Financial Industry Regulatory Authority.
In September 2014, the OCC published final guidelines to strengthen the governance and risk management practices of certain large financial institutions, including national banks with $50 billion or more in average total consolidated assets, such as the Bank. The guidelines became effective November 10, 2014, and require covered banks to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. Given its size and the phased implementation schedule, the Bank is subject to these heightened standards effective May 2016. As discussed in Item 1A: Risk Factors, the Bank currently has a written governance framework and associated controls.
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
On October 3, 2015, the CFPB’s final rules on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective. On January 1, 2016, most requirements of the OCC’s Final Rule in Loans in Areas Having Special Flood Hazards (the Flood Final Rule) became effective, including the requirement that flood insurance premiums and fees for most mortgage loans be escrowed subject to certain exceptions. The Flood Final Rule also incorporated other existing flood insurance requirements and exceptions (e.g. the exemption from flood insurance requirements for non-residential detached structures - a discretionary item) with those portions of the Flood Final Rule becoming effective on October 1, 2015. We continue to monitor, evaluate, and implement these new regulations.
Throughout 2015, the CFPB continued its focus on fair lending practices of indirect automobile lenders. This focus led to some lenders to enter into consent orders with the CFPB and Department of Justice. Indirect automobile lenders have also received continued pressure from the CFPB to limit or eliminate discretionary pricing by dealers. Finally, the CFPB has implemented its larger participant rule for indirect automobile lending which brings larger non-bank indirect automobile lenders under CFPB supervision.
Banking regulatory agencies have increasingly used their authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices (UDAP) by banks under standards developed many years ago by the Federal Trade Commission in order to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law.  The Dodd-Frank Act also gave to the CFPB similar authority to take action in connection with unfair, deceptive, or abusive acts or practices (UDAAP) by entities subject to CFPB supervisory or enforcement authority.  Banks face considerable uncertainty as to the regulatory interpretation of “abusive” practices.
Financial services companies face increased regulation and exposure under the new Military Lending Act (MLA) final rules issued by the Department of Defense that become effective for new loans entered into on and after October 3, 2016. The new rules dramatically expand the scope of coverage of the MLA and compliance with the new rules will affect operations of more financial services companies than under the previous rules.
On July 10, 2015, the Federal Communication Commission, interpreting the Telephone Consumer Protection Act, issued an Omnibus Declaratory Ruling and Order that, among other things, restricted the use of automated telephone dialing machines. The ruling effectively increases the cost of collecting debts as well as increases the litigation risk associated with the use of auto-dialers.
Large bank holding companies and national banks are required to submit annual capital plans to the Federal Reserve and OCC, respectively, and conduct stress tests.
The Federal Reserve’s Regulation Y requires large bank holding companies to submit capital plans to the Federal Reserve on an annual basis and requires such bank holding companies to obtain approval from the Federal Reserve under certain circumstances before making a capital distribution. This rule applies to us and all other bank holding companies with $50 billion or more of total consolidated assets.
A large bank holding company’s capital plan must include an assessment of the expected uses and sources of capital over at least the next nine quarters, a description of all planned capital actions over the planning horizon, a detailed description of the entity’s process for assessing capital adequacy, the entity’s capital policy, and a discussion of any expected changes to the bank holding company’s business plan that are likely to have a material impact on the firm’s capital adequacy or liquidity. The planning horizon for the most recently completed capital planning and stress testing cycle encompasses the 2014 fourth quarter through the 2016 fourth quarter as was submitted in our capital plan in January 2015. Rules to implement the Basel III capital reforms in the United States were finalized in July 2013 and are being phased-in by us beginning with 1Q 2015 results under the standardized approach. Capital adequacy at large banking organizations, including us, is assessed against a minimum 4.5% CET1 ratio and a 4% tier 1 leverage ratio as determined by the Federal Reserve.
Capital plans for 2016 are required to be submitted to the Federal Reserve by April 5, 2016, and the Federal Reserve will either object to the capital plan and/or planned capital actions, or provide a notice of non-objection, no later than June 30, 2016. We intend to submit our capital plan to the Federal Reserve on or before April 5, 2016. There can be no assurance that the Federal Reserve will respond favorably to our capital plan, capital actions or stress test and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases.
In addition to the CCAR submission, section 165 of the Dodd-Frank Act requires that national banks, like The Huntington National Bank, conduct annual stress tests for submission beginning in January 2015. The results of the stress tests will provide the OCC with forward-looking information that will be used in bank supervision and will assist the agency in assessing a company’s risk profile and capital adequacy. We submitted our stress test results to the OCC in January 2015. We intend to submit our 2016 capital plan to the OCC on or before April 5, 2016.
The regulatory capital rules indicate that common stockholders’ equity should be the dominant element within tier 1 capital and that banking organizations should avoid overreliance on non-common equity elements. Under the Dodd-Frank Act, the ratio of common equity tier 1 to risk-weighted assets became significant as a measurement of the predominance of common equity in tier 1 capital and an indication of the quality of capital in accordance with their requirements.
Conforming Covered Activities to implement the Volcker Rule.
On December 10, 2013, the Federal Reserve, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, and established July 21, 2015, as the end of the conformance period. Section 619 generally prohibits an insured depository institution, any company that controls an insured depository institution (such as a bank holding company), and any of their subsidiaries and affiliates (collectively, "banking entities") from engaging in short-term proprietary trading and from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with a hedge fund or private equity fund ("covered funds"). These prohibitions are subject to a number of statutory exemptions, restrictions, and definitions. On December 18, 2014, the Federal Reserve announced it acted under Section 619 to give banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (“legacy covered funds”). The Federal Reserve also announced its intention to act this year to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with legacy covered funds. The Bank continues its “good faith” efforts to conform with proprietary trading prohibitions and associated compliance requirements. The Company does not expect Volcker compliance to have a material impact on its business model.
The Volcker Rule's prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.
The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making, and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds”. The level of required compliance activity depends on the size of the banking entity and the extent of its trading. CEOs of larger banking entities, including Huntington, have to attest annually in writing that their organization has in place processes to establish, maintain, enforce, review, test, and modify compliance with the Volcker Rule regulations. Banking entities with significant permitted trading operations will have to report certain quantitative information, beginning between June 30, 2014 and December 31, 2016, depending on the size of the banking entity’s trading assets and liabilities.
On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2015, we had investments in eight different pools of trust preferred securities. Seven of our pools are included in the list of non-exclusive issuers. We have analyzed the other pool that was not included on the list and believe that we will continue to be able to own this investment under the final Volcker Rule regulations.
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
We are subject to the current capital requirements mandated by the Federal Reserve and Basel III capital and liquidity frameworks.
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

In 2013, the Federal Reserve and the OCC adopted final capital rules implementing Basel III requirements for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets and a capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4%. These new minimum capital ratios were effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.
The following are the Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2015, until January 1, 2019:

	Basel III Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Common equity tier 1 risk-based capital ratio	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%
The final rule emphasizes CET1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.
Based on the final Basel III rule, banking organizations with more than $15 billion in total consolidated assets are required to phase-out of additional tier 1 capital any non-qualifying capital instruments (such as trust preferred securities and cumulative preferred shares) issued before September 12, 2010. We began the additional tier 1 capital phase-out of our trust preferred securities in 2015, but will be able to include these instruments in tier 2 capital as a non-advanced approaches institution.
Under Basel III, CET1 predominantly includes common stockholders’ equity, less certain deductions for goodwill and other intangible assets net of related taxes, over-funded net pension fund assets, and DTAs that arise from tax loss and credit carryforwards.  We elected to exclude accumulated other comprehensive income from CET1 as permitted in the final rule. Tier 1 capital is predominantly comprised of CET1 as well as perpetual preferred stock and qualifying minority interests.  Total capital predominantly includes tier 1 capital as well as certain long-term debt and allowance for credit losses qualifying for tier 2 capital. The calculations of CET1, tier 1 capital, and tier 2 capital include phase-out periods for certain instruments from January 2015 through December 2017.  The primary items subject to the phase-out from capital for us are other intangible assets, DTAs that arise from tax loss and credit carryforwards, and trust preferred securities.
Risk-weighted assets under the Basel III Standardized Approach are generally based on supervisory risk weightings that vary only by counterparty type and asset class. The revisions to supervisory risk weightings for Basel III enhance risk sensitivity and include alternatives to the use of credit ratings when calculating the risk weight for certain assets. Specifically, Basel III includes a more risk-sensitive treatment for past due and nonaccrual loans, certain commercial loans, MSRs, and certain unfunded commitments.  Basel III also prescribes a new formulaic approach for calculating the risk weight of securitization exposures that is also more risk sensitive.
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
Throughout 2015, our regulatory capital ratios and those of the Bank were in excess of the levels established for well-capitalized institutions. An institution is deemed to be well-capitalized if it meets or exceeds the well-capitalized minimums listed below, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

			At December 31, 2015
(dollar amounts in billions)		Well-capitalized minimums	Actual	Excess Capital (1)
Ratios:
Tier 1 leverage ratio	Consolidated	N/A	8.79%	N/A
	Bank	5.00%	8.21	$2.2
Common equity tier 1 risk-based capital ratio	Consolidated	N/A	9.79	N/A
	Bank	6.50	9.46	1.7
Tier 1 risk-based capital ratio	Consolidated	6.00	10.53	2.0
	Bank	8.00	9.83	0.1
Total risk-based capital ratio	Consolidated	10.00	12.64	1.5
	Bank	10.00	11.74	1.0

(1)	Amount greater than the well-capitalized minimum percentage.
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
Under FDICIA, a well-capitalized bank may accept brokered deposits without prior regulatory approval. A depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $2.9 billion of such brokered deposits at December 31, 2015.
On September 3, 2014, the U.S. banking regulators approved a final rule to implement the U.S. version of the Basel Committee's minimum liquidity coverage ratio (LCR) requirement for banking organizations with total consolidated assets of $250 billion or more, and a less stringent modified LCR requirement to depository institution holding companies below the threshold but with total consolidated assets of $50 billion or more. The LCR requires covered banking organizations to maintain an amount of unencumbered HQLA equal to projected stressed cash outflows over a 30 calendar-day stress scenario. We are covered by the modified LCR requirement and therefore subject to the initial phase-in of the rule beginning in January 2016, with the requirement fully phased-in January 2017. We will also be required to calculate the LCR monthly. The modified LCR is a minimum requirement, and the Federal Reserve can impose additional liquidity requirements as a supervisory matter.
We are required to submit annual resolution plans
As a bank holding company with greater than $50 billion of assets, we are required annually to submit to the Federal Reserve and the FDIC a resolution plan for the rapid and orderly resolution of the Company in the event of material financial distress or failure. If both the Federal Reserve and the FDIC determine that our plan is not credible and the deficiencies are not cured in a timely manner, the Federal Reserve and the FDIC may jointly impose on us more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations.

The FDIC separately has adopted a final rule requiring an insured depository institution with $50 billion or more in total assets, such as the Bank, to submit periodically to the FDIC a resolution plan for the resolution of such institution in the event of its failure. The FDIC rule requires each covered institution to provide a resolution plan that should enable the FDIC as receiver to resolve the institution in an orderly manner that enables prompt access of insured deposits; maximizes the return from the failed institution’s assets; and minimizes losses realized by creditors and the Deposit Insurance Fund.
We filed our resolution plans pursuant to each rule in December 2015.
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
Transactions between the Bank and its affiliates are restricted.
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
As a financial holding company we are permitted to engage in, and affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company. In order to maintain our status as a financial holding company, we and the Bank must each remain “well-capitalized” and “well-managed.” In addition, the Bank must receive a Community Reinvestment Act ("CRA") rating of at least “Satisfactory” at its most recent examination for us to engage in the full range of activities permissible for financial holding companies. Pursuant to CRA, the OCC examines the Bank to assess the Bank’s record in meeting the credit needs of the communities served by the Bank and assigns a rating based on that assessment. The CRA assessment and rating is reviewed by the Federal Reserve in evaluating a variety of applications including to merge or consolidate with or acquire the assets or assume the liabilities of other institutions, or to open or relocate a branch office.
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
The Federal Reserve, jointly with the OCC and FDIC, has issued guidance to ensure that incentive compensation arrangements at financial institutions take into account risk and are consistent with safe and sound practices. In addition, the federal financial regulators issued a proposed rule in April 2011 pursuant to the Dodd-Frank Act to adopt standards for determining whether an incentive-based compensation arrangement may encourage inappropriate risk-taking that are consistent with the key principles established for incentive compensation in the guidance. The proposed rule would apply to financial institutions with $1 billion or more in assets, with heightened standards for financial institutions with $50 billion or more in assets. The guidance from the regulators on compensation is still evolving.
Available Information
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available free of charge at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.

Item 1A: Risk Factors
Risk Governance
We use a multi-faceted approach to risk governance. It begins with the board of directors defining our risk appetite as aggregate moderate-to-low. This does not preclude engagement in select higher risk activities. Rather, the definition is intended to represent an aggregate view of where we want our overall risk to be managed.
Three board committees primarily oversee implementation of this desired risk appetite and monitoring of our risk profile:

•
The Audit Committee oversees the integrity of the consolidated financial statements, including policies, procedures, and practices regarding the preparation of financial statements, the financial reporting process, disclosures, and internal control over financial reporting. The Audit Committee also provides assistance to the board in overseeing the internal audit division and the independent registered public accounting firm’s qualifications and independence; compliance with our Financial Code of Ethics for the chief executive officer and senior financial officers; and compliance with corporate securities trading policies.

•
The Risk Oversight Committee assists the board of directors in overseeing management of material risks, the approval and monitoring of the Company’s capital position and plan supporting our overall aggregate moderate-to-low risk profile, the risk governance structure, compliance with applicable laws and regulations, and determining adherence to the board’s stated risk appetite. The committee has oversight responsibility with respect to the full range of inherent risks: market, credit, liquidity, legal, compliance/regulatory, operational, strategic, and reputational. This committee also oversees our capital management and planning process, ensures that the amount and quality of capital are adequate in relation to expected and unexpected risks, and that our capital levels exceed “well-capitalized” requirements.

•
The Technology Committee assists the board of directors in fulfilling its oversight responsibilities with respect to all technology, cyber security, and third-party risk management strategies and plans. The committee is charged with evaluating Huntington’s capability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. The committee provides oversight of the technology segment investments and plans to drive efficiency as well as to meet defined standards for risk, security, and redundancy. The Committee oversees the allocation of technology costs and ensures that they are understood by the board of directors. The Technology Committee monitors and evaluates innovation and technology trends that may affect the Company’s strategic plans, including monitoring of overall industry trends. The Technology Committee reviews and provides oversight of the company’s continuity and disaster recovery planning and preparedness.

The Audit and Risk Oversight Committees routinely hold executive sessions with our key officers engaged in accounting and risk management. On a periodic basis, the two committees meet in joint session to cover matters relevant to both, such as the construct and appropriateness of the ACL, which is reviewed quarterly. All directors have access to information provided to each committee and all scheduled meetings are open to all directors.
Further, through its Compensation Committee, the board of directors seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, a requirement to hold until retirement or exit from the Company, a portion of net shares received upon exercise of stock options or release of restricted stock awards (50% for executive officers and 25% for other award recipients), equity deferrals, recoupment provisions, and the right to terminate compensation plans at any time.
Management has implemented an Enterprise Risk Management and Risk Appetite Framework. Critically important is our self-assessment process, in which each business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our risk management organization of major risk sectors (e.g., credit, market, liquidity, operational, legal, compliance, reputational, and strategic) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control process, the direction of risk, and our position compared to the defined risk appetite.
Management also utilizes a wide series of metrics (key risk indicators) to monitor risk positions throughout the Company. In general, a range for each metric is established, which allows the Company, in aggregate, to operate within an aggregate moderate-to-low risk profile. Deviations from the range will indicate if the risk being measured exceeds desired tolerance, which may then necessitate corrective action.
We also have four executive level committees to manage risk: ALCO, Credit Policy and Strategy, Risk Management, and Capital Management. Each committee focuses on specific categories of risk and is supported by a series of subcommittees that are tactical in nature. We believe this structure helps ensure appropriate escalation of issues and overall communication of strategies.

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
Risk Overview
We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operations, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are:
•Credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms;
•Market risk, which occurs when fluctuations in interest rates impact earnings and capital. Financial impacts are realized through changes in the interest rates of balance sheet assets and liabilities (net interest margin) or directly through valuation changes of capitalized MSR and/or trading assets (noninterest income);
•Liquidity risk, which is the risk to current or anticipated earnings or capital arising from an inability to meet obligations when they come due. Liquidity risk includes the inability to access funding sources or manage fluctuations in funding levels. Liquidity risk also results from the failure to recognize or address changes in market conditions that affect the Bank’s ability to liquidate assets quickly and with minimal loss in value;
•Operational and legal risk, which is the risk of loss arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal fraud; external fraud, inadequate or inappropriate employment practices and workplace safety, failure to meet professional obligations involving customers, products, and business practices, damage to physical assets, business disruption and systems failures, and failures in execution, delivery, and process management.  Legal risk includes, but is not limited to, exposure to orders, fines, penalties, or punitive damages resulting from litigation, as well as regulatory actions; and
•Compliance risk, which exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.
We also expend considerable effort to contain risk which emanates from execution of our business processes and strategies and work relentlessly to protect the Company’s reputation. Strategic risk and reputational risk do not easily lend themselves to traditional methods of measurement. Rather, we closely monitor them through processes such as new product / initiative reviews, frequent financial performance reviews, colleague and client surveys, monitoring market intelligence, periodic discussions between management and our board, and other such efforts.
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
Our business depends on the creditworthiness of our customers. Our ACL of $670 million at December 31, 2015, represented Management’s estimate of probable losses inherent in our loan and lease portfolio as well as our unfunded loan commitments and letters of credit. We periodically review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
In addition, regulatory review of risk ratings and loan and lease losses may impact the level of the ACL and could have a material adverse effect on our financial condition and results of operations.

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
An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of NPAs, NCOs, provision for credit losses, and valuation adjustments on loans held for sale. The markets we serve are dependent on industrial and manufacturing businesses and, thus, are particularly vulnerable to adverse changes in economic conditions affecting these sectors.
Market Risks:
1. Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have a material adverse impact on our cash flows, financial condition, results of operations, and capital.
Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted. The continuation of the current low interest rate environment or a deflationary environment with negative interest rates could affect consumer and business behavior in ways that are adverse to us and could also constrict our net interest income margin which may restrict our ability to increase net interest income.
Changes in interest rates can affect the value of loans, securities, assets under management, and other assets, including mortgage and nonmortgage servicing rights. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in NPAs and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. When we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. However, we continue to incur interest expense as a cost of funding NALs without any corresponding interest income. In addition, transactional income, including trust income, brokerage income, and gain on sales of loans can vary significantly from period-to-period based on a number of factors, including the interest rate environment. A decline in interest rates along with a flattening yield curve limits our ability to reprice deposits given the current historically low level of interest rates and could result in declining net interest margins if longer duration assets reprice faster than deposits.
Rising interest rates reduce the value of our fixed-rate securities and cash flow hedging derivatives portfolio. Any unrealized loss from these portfolios impacts OCI, shareholders’ equity, and the Tangible Common Equity ratio. Any realized loss from these portfolios impacts regulatory capital ratios. In a rising interest rate environment, pension and other post-retirement obligations somewhat mitigate negative OCI impacts from securities and financial instruments. For more information, refer to “Market Risk” of the MD&A.
Certain investment securities, notably mortgage-backed securities, are very sensitive to rising and falling rates. Generally, when rates rise, prepayments of principal and interest will decrease and the duration of mortgage-backed securities will increase. Conversely, when rates fall, prepayments of principal and interest will increase and the duration of mortgage-backed securities will decrease. In either case, interest rates have a significant impact on the value of mortgage-backed securities.
The value of our MSR asset is also a function of changes in interest rates and prepayment expectations. Declining interest rates primarily in the longer end of the yield curve reduces the value of the MSR asset.
In addition to volatility associated with interest rates, the Company also has exposure to equity markets related to the investments within the benefit plans and other income from client based transactions.

2. Industry competition may have an adverse effect on our success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify due in part to the sustained low interest rate and ongoing low-growth economic environment. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other banks and financial service companies that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service by investing in new products and services, personal contacts, pricing, and range of products. If we are unable to successfully compete for new customers and retain our current customers, our business, financial condition, or results of operations may be adversely affected. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, or a desire to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.  For more information, refer to “Competition” section of Item 1: Business.
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
Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general and us in particular. The availability of deposits can also be impacted by regulatory changes (e.g. changes in FDIC insurance, the Liquidity Coverage Ratio, etc.), and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market related, geopolitical, or other events could impact the liquidity derived from deposits.
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
Operational and Legal Risks:
1. We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, including us. None of these events against us resulted in a breach of our client data or account information; however, the performance of our website, www.huntington.com, was adversely affected, and in some instances customers were prevented from accessing our website. We expect to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of our systems, we may not be able to anticipate all security breaches of these types, nor may we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.
Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. The successful social engineer will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients.
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
Note 20 of the Notes to Consolidated Financial Statements updates the status of certain material litigation including litigation related to the bankruptcy of Cyberco Holdings, Inc.
3. We face significant operational risks which could lead to financial loss, expensive litigation, and loss of confidence by our customers, regulators, and capital markets.
We are exposed to many types of operational risks, including the risk of fraud or theft by colleagues or outsiders, unauthorized transactions by colleagues or outsiders, operational errors by colleagues, business disruption, and system failures. Huntington executes against a significant number of controls, a large percent of which are manual and dependent on adequate execution by colleagues and third-party service providers. There is inherent risk that unknown single points of failure through the execution chain could give rise to material loss through inadvertent errors or malicious attack. These operational risks could lead to financial loss, expensive litigation, and loss of confidence by our customers, regulators, and the capital markets.
Moreover, negative public opinion can result from our actual or alleged conduct in any number of activities, including clients, products and business practices; corporate governance; acquisitions; and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can also expose us to litigation and regulatory action.
Relative to acquisitions, we incur risks and challenges associated with the integration of acquired businesses and institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies expected from such acquisitions (including our pending acquisition of FirstMerit Corporation).  Acquisitions may be subject to, and our pending acquisition of FirstMerit Corporation is subject to, the receipt of approvals from certain governmental authorities, including the Federal Reserve, the OCC, and the United States Department of Justice, as well as the approval of our shareholders and the shareholders of companies that we seek to acquire. These approvals for acquisitions may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the acquisitions. Subject to requisite regulatory approvals, future business acquisitions may result in the issuance and payment of additional shares of stock, which would dilute current shareholders’ ownership interests.  Additionally, acquisitions may also involve the payment of a premium over book and market values. Therefore, dilution of our tangible book value and net income per common share could occur in connection with any future transaction.

4. Failure to maintain effective internal controls over financial reporting in the future could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and our stock price.
Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a financial holding company, we are subject to regulation that focuses on effective internal controls and procedures. Such controls and procedures are modified, supplemented, and changed from time-to-time as necessitated by our growth and in reaction to external events and developments. Any failure to maintain, in the future, an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and an adverse impact on our business and our stock price.
5. We rely on quantitative models to measure risks and to estimate certain financial values.
Quantitative models may be used to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the CCAR capital planning and capital adequacy process). Our measurement methodologies rely on many assumptions, historical analyses, and correlations. These assumptions may not capture or fully incorporate conditions leading to losses, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.
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
6. We rely on third parties to provide key components of our business infrastructure.
We rely on third-party service providers to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third-party relationships with vendors and others, there are risks associated with such activities. When entering a third-party relationship, the risks associated with that activity are not passed to the third-party but remain our responsibility. The Technology Committee of the board of directors provides oversight related to the overall risk management process associated with third-party relationships. Management is accountable for the review and evaluation of all new and existing third-party relationships. Management is responsible for ensuring that adequate controls are in place to protect us and our customers from the risks associated with vendor relationships.
Increased risk could occur based on poor planning, oversight, and control and inferior performance or service on the part of the third-party, and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third-party service providers, any problems caused by third-party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing a third-party service provider could also take a long period of time and result in increased expenses.
7. Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.
The FASB, regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations. The FASB is currently close to issuing several new accounting standards that will have significant impacts on the banking industry.  Most notably, new guidance on the calculation of credit reserves using expected losses (Current Expected Credit Losses) versus incurred losses is close to being finalized and, upon implementation, could significantly impact our required credit reserves.  Other impacts to capital levels, profit and loss, and various financial metrics will also result.
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
The Federal Reserve administers the annual CCAR, an assessment of the capital adequacy of bank holding companies with consolidated assets of $50 billion or more and of the practices used by covered banks to assess capital needs. Under CCAR, the Federal Reserve makes a qualitative assessment of capital adequacy on a forward-looking basis and reviews the strength of a bank holding company’s capital adequacy process. The Federal Reserve also makes a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above each minimum regulatory capital ratio and above a CET1 ratio of 4.5%, after making all capital actions included in a bank holding company’s capital plan, under baseline and stressful conditions throughout a nine-quarter planning horizon. Capital plans for 2016 are required to be submitted by April 5, 2016, and the Federal Reserve will either object to the capital plan and/or planned capital actions, or provide a notice of non-objection, no later than June 30, 2016. We intend to submit our capital plan to the Federal Reserve on or before April 5, 2016. The Bank also must submit a capital plan to the OCC on or before April 5, 2016. There can be no assurance that the Federal Reserve will respond favorably to our capital plan, capital actions or stress test and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases.
In 2013, the Federal Reserve and the OCC adopted final rules to implement the Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. As a Standardized Approach institution, the Basel III minimum capital requirements became effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.
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
2. If our regulators deem it appropriate, they can take regulatory actions that could result in a material adverse impact on our financial results, ability to compete for new business, or preclude mergers or acquisitions. In addition, regulatory actions could constrain our ability to fund our liquidity needs or pay dividends. Any of these actions could increase the cost of our services.
We are subject to the supervision and regulation of various state and federal regulators, including the OCC, Federal Reserve, FDIC, SEC, CFPB, Financial Industry Regulatory Authority, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in the Regulatory Matters section. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. Such actions could negatively impact us in a variety of ways, including charging monetary fines, impacting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.
With the addition of the CFPB, our consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, require remuneration to our customers, trigger fines or penalties, limit the products or services we offer, require us to increase our prices and, therefore, reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation, or otherwise adversely affect our consumer businesses.

3. Legislative and regulatory actions taken now or in the future that impact the financial industry may materially adversely affect us by increasing our costs, adding complexity in doing business, impeding the efficiency of our internal business processes, negatively impacting the recoverability of certain of our recorded assets, requiring us to increase our regulatory capital, limiting our ability to pursue business opportunities, and otherwise resulting in a material adverse impact on our financial condition, results of operation, liquidity, or stock price.
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
4. We may become subject to more stringent regulatory requirements and activity restrictions if the Federal Reserve and FDIC determine that our resolution plan is not credible.
The Dodd-Frank Act and implementing regulations jointly issued by Federal Reserve and the FDIC require bank holding companies with more than $50 billion in assets to annually submit a resolution plan to the Federal Reserve and the FDIC that, in the event of material financial distress or failure, establish the rapid, orderly resolution of the Company under the U.S. Bankruptcy Code. If the Federal Reserve and the FDIC jointly determine that our 2015 resolution plan is not “credible,” we could become subjected to more stringent capital, leverage or liquidity requirements or restrictions, or restrictions on our growth, activities or operations, and could eventually be required to divest certain assets or operations in ways that could negatively impact its operations and strategy.
5. Our business, financial condition, and results of operations could be adversely affected if we lose our financial holding company status.
In order for us to maintain our status as a financial holding company, we and the Bank must remain “well capitalized,” and “well managed.” If we or our Bank cease to meet the requirements necessary for us to continue to qualify as a financial holding company, the Federal Reserve may impose upon us corrective capital and managerial requirements, and may place limitations on our ability to conduct all of the business activities that we conduct as a financial holding company. If the failure to meet these standards persists, we could be required to divest our Bank, or cease all activities other than those activities that may be conducted by bank holding companies that are not financial holding companies. In addition, our ability to commence or engage in certain activities as a financial holding company will be restricted if the Bank fails to maintain at least a “Satisfactory” rating on its most recent Community Reinvestment Act examination.

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
Our other major properties consist of the following:

Description	Location	Own	Lease
13 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
12 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
3 story office building - the Crosswoods building	Columbus, Ohio		✓
A portion of 200 Public Square Building	Cleveland, Ohio		✓
12 story office building	Youngstown, Ohio	✓
10 story office building	Warren, Ohio		✓
10 story office building	Toledo, Ohio	✓
A portion of the Grant Building	Pittsburgh, Pennsylvania		✓
18 story office building	Charleston, West Virginia		✓
3 story office building	Holland, Michigan		✓
2 building office complex	Troy, Michigan		✓
Data processing and operations center (Easton)	Columbus, Ohio	✓
Data processing and operations center (Northland)	Columbus, Ohio		✓
Data processing and operations center (Parma)	Cleveland, Ohio		✓
8 story office building	Indianapolis, Indiana	✓

Item 3: Legal Proceedings
Information required by this item is set forth in Note 20 of the Notes to Consolidated Financial Statements under the caption "Litigation" and is incorporated into this Item by reference.

Item 4: Mine Safety Disclosures
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2016, we had 26,750 shareholders of record.
Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this Item, is set forth in Tables 45 and 47 - Selected Quarterly Income Statement Data and is incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: Business - Regulatory Matters and in Note 21 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) Keefe, Bruyette & Woods Bank Index (the “KBW Bank Index”), for the period December 31, 2010, through December 31, 2015. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2010, and the reinvestment of all dividends, are assumed. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

	2010	2011	2012	2013	2014	2015
HBAN	$100	$81	$97	$150	$167	$180
S&P 500	$100	$102	$118	$157	$178	$181
KBW Bank Index	$100	$77	$102	$141	$154	$155
For information regarding securities authorized for issuance under Huntington's equity compensation plans, see Part III, Item 12.
The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2015 to October 31, 2015	205,067	$10.33	$192,778,303
November 1, 2015 to November 30, 2015	1,710,500	11.69	172,782,558
December 1, 2015 to December 31, 2015	574,000	11.74	166,043,798
Total	2,489,567	$11.59	$166,043,798

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorization.

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
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation. As a result, Huntington no longer has the intent to repurchase shares under the current authorization.

Item 6: Selected Financial Data

Table 1 - Selected Financial Data (1)
(dollar amounts in thousands, except per share amounts)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Interest income	$2,114,521	$1,976,462	$1,860,637	$1,930,263	$1,970,226
Interest expense	163,784	139,321	156,029	219,739	341,056
Net interest income	1,950,737	1,837,141	1,704,608	1,710,524	1,629,170
Provision for credit losses	99,954	80,989	90,045	147,388	174,059
Net interest income after provision for credit losses	1,850,783	1,756,152	1,614,563	1,563,136	1,455,111
Noninterest income	1,038,730	979,179	1,012,196	1,106,321	992,317
Noninterest expense	1,975,908	1,882,346	1,758,003	1,835,876	1,728,500
Income before income taxes	913,605	852,985	868,756	833,581	718,928
Provision for income taxes	220,648	220,593	227,474	202,291	172,555
Net income	692,957	632,392	641,282	631,290	546,373
Dividends on preferred shares	31,873	31,854	31,869	31,989	30,813
Net income applicable to common shares	$661,084	$600,538	$609,413	$599,301	$515,560
Net income per common share—basic	$0.82	$0.73	$0.73	$0.70	$0.60
Net income per common share—diluted	0.81	0.72	0.72	0.69	0.59
Cash dividends declared per common share	0.25	0.21	0.19	0.16	0.10
Balance sheet highlights
Total assets (period end)	$71,044,551	$66,298,010	$59,467,174	$56,141,474	$54,448,673
Total long-term debt (period end)	7,067,614	4,335,962	2,458,272	1,364,834	2,747,857
Total shareholders’ equity (period end)	6,594,606	6,328,170	6,090,153	5,778,500	5,416,121
Average total assets	68,580,526	62,498,880	56,299,313	55,673,599	53,750,054
Average total long-term debt	5,605,960	3,494,987	1,670,502	1,986,612	3,182,899
Average total shareholders’ equity	6,536,018	6,269,884	5,914,914	5,671,455	5,237,541
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income(2)	3.41%	3.47%	3.66%	3.85%	4.09%
Interest expense	0.26	0.24	0.30	0.44	0.71
Net interest margin(2)	3.15%	3.23%	3.36%	3.41%	3.38%
Return on average total assets	1.01%	1.01%	1.14%	1.13%	1.02%
Return on average common shareholders’ equity	10.7	10.2	11.0	11.3	10.6
Return on average tangible common shareholders’ equity(3), (7)	12.4	11.8	12.7	13.3	12.8
Efficiency ratio(4)	64.5	65.1	62.6	63.2	63.5
Dividend payout ratio	30.5	28.8	26.0	22.9	16.7
Average shareholders’ equity to average assets	9.53	10.03	10.51	10.19	9.74
Effective tax rate	24.2	25.9	26.2	24.3	24.0
Non-regulatory capital
Tangible common equity to tangible assets (period end) (5), (7)	7.81	8.17	8.82	8.74	8.30
Tangible equity to tangible assets (period end)(6), (7)	8.36	8.76	9.47	9.44	9.01
Tier 1 common risk-based capital ratio (period end)(7), (8)	N.A.	10.23	10.90	10.48	10.00
Tier 1 leverage ratio (period end)(9), (10)	N.A.	9.74	10.67	10.36	10.28
Tier 1 risk-based capital ratio (period end)(9), (10)	N.A.	11.50	12.28	12.02	12.11
Total risk-based capital ratio (period end)(9), (10)	N.A.	13.56	14.57	14.50	14.77
Capital under current regulatory standards (Basel III)
Common equity tier 1 risk-based capital ratio	9.79	N.A.	N.A.	N.A.	N.A.
Tier 1 leverage ratio (period end)	8.79	N.A.	N.A.	N.A.	N.A.
Tier 1 risk-based capital ratio (period end)	10.53	N.A.	N.A.	N.A.	N.A.
Total risk-based capital ratio (period end)	12.64	N.A.	N.A.	N.A.	N.A.
Other data
Full-time equivalent employees (average)	12,243	11,873	11,964	11,494	11,398
Domestic banking offices (period end)	777	729	711	705	668

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items for additional discussion regarding these key factors.

(2)	On an FTE basis assuming a 35% tax rate.

(3)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

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

(10)	Ratios are calculated on the Basel I basis.

N.A.	On January 1, 2015, we became subject to the Basel III capital requirements and the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 777 branches and private client group offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report. The forward-looking statements in this section and other parts of this report involve assumptions, risks, uncertainties, and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as result of factors set forth under the caption "Forward-Looking Statements" and those set forth in Item 1A.
Our discussion is divided into key segments:

•
Executive Overview – Provides a summary of our current financial performance and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the next several quarters.

•
Discussion of Results of Operations – Reviews financial performance from a consolidated Company perspective. It also includes a Significant Items section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.

•
Risk Management and Capital – Discusses credit, market, liquidity, operational, and compliance risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•
Business Segment Discussion – Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.

•	Results for the Fourth Quarter – Provides a discussion of results for the 2015 fourth quarter compared with the 2014 fourth quarter.

•
Additional Disclosures – Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, and recent accounting pronouncements and developments.

A reading of each section is important to understand fully the nature of our financial performance and prospects.
EXECUTIVE OVERVIEW
2015 Financial Performance Review
In 2015, we reported net income of $693 million, or a 10% increase from the prior year. Earnings per common share for the year were $0.81, up 13% from the prior year. This resulted in a 1.01% return on average assets and a 12.4% return on average tangible common equity. In addition, we grew our base of consumer and business customers as we increased 2015 average earning assets by $5.3 billion, or 9%, over the prior year. Our strategic business investments and OCR sales approach continued to generate positive results in 2015. (Also, see Significant Items Influencing Financial Performance Comparisons within the Discussion of Results of Operations.)
Fully-taxable equivalent net interest income was $2.0 billion in 2015, an increase of $118 million, or 6%, compared with 2014. This reflected the impact of 9% earning asset growth, 7% interest-bearing liability growth, and an 8 basis point decrease in the NIM to 3.15%. The earning asset growth reflected a $3.2 billion, or 7%, increase in average loans and leases and a $1.8 billion, or 15%, increase in average securities. The increase in average loans and leases primarily reflected growth in C&I related to the acquisition of Huntington Technology Finance and automobile loans, as originations remained strong. The increase in average securities primarily reflected the additional investment in LCR Level 1 qualifying securities and the ongoing origination of direct purchase municipal instruments. The increase in interest-bearing liabilities primarily reflected growth in money market deposits related to continued

banker focus across all segments on obtaining our customers' full deposit relationship, an increase in total debt related to the issuance of bank-level senior debt during 2015, and an increase in brokered deposits and negotiated CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds. This was partially offset by a decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to low and no cost demand deposits and money market deposits. The NIM contraction reflected a 6 basis point decrease related to the mix and yield of earning assets and a 3 basis point increase in funding costs, partially offset by the 1 basis point increase in the benefit to the margin from the impact of noninterest-bearing funds.
Overall asset quality remains strong, with modest volatility based on the absolute low level of problem credits. The provision for credit losses was $100 million in 2015, an increase of $19 million, or 23%, compared with 2014. NALs increased $71 million, or 24%, from the prior year to $372 million, or 0.74% of total loans and leases. The increase was centered in the Commercial portfolio and was comprised of several large oil and gas exploration and production relationships. NPAs increased $61 million, or 18%, from the prior year to $399 million, or 0.79% of total loans and leases and net OREO. NCOs decreased $37 million, or 30%, from the prior year to $88 million. NCOs represented an annualized 0.18% of average loans and leases in the current year compared to 0.27% in 2014. We continue to be pleased with the net charge-off performance across the entire portfolio, as we remain below our targeted range. Overall consumer credit metrics, led by the Home Equity portfolio, continue to show an improving trend, while the commercial portfolios continue to experience some quarter-to-quarter volatility based on the absolute low level of problem loans. ACL as a percentage of total loans and leases decreased to 1.33% from 1.40% a year ago, while the ACL as a percentage of period-end total NALs decreased to 180% from 222%. Management believes the level of the ACL is appropriate given the current composition of the overall loan and lease portfolio.
Noninterest income was $1.0 billion in 2015, an increase of $60 million, or 6%, compared with 2014. This reflected an increase in cards and payment processing income, mortgage banking income, and gain on sale of loans. Cards and payment processing income increased due to higher card related income and underlying customer growth. The increase in mortgage banking income was primarily driven by a $33 million, or 58%, increase in origination and secondary marketing revenue. Gain on sale of loans increased due to an automobile loan securitization during 2015. These increases were partially offset by a decrease in securities gains and trust services. In 2014, we adjusted the mix of our securities portfolio to prepare for the LCR requirements, which resulted in securities gains. The decrease in trust services primarily related to our fiduciary trust businesses moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds. During the 2015 fourth quarter, Huntington sold HAA, HASI, and Unified.
Noninterest expense was $2.0 billion in 2015, an increase of $94 million, or 5%, compared with 2014. This reflected an increase in personnel costs, other expense, and outside data processing and other services. Personnel costs increased primarily due to an increase in salaries related to annual merit increases, the addition of Huntington Technology Finance, and a 3% increase in the number of average full-time equivalent employees, largely related to the build-out of the in-store strategy. Other noninterest expense increased due to an increase in operating lease expense related to Huntington Technology Finance. Outside data processing and other services increased, primarily reflecting higher debit and credit card processing costs and increased other technology investment expense, as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives. These increases were partially offset by a decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition.
The tangible common equity to tangible assets ratio at December 31, 2015, was 7.81%, down 36 basis points from a year ago. On a Basel III basis, the regulatory CET1 risk-based capital ratio was 9.79% at December 31, 2015, and the regulatory tier 1 risk-based capital ratio was 10.53%. On a Basel I basis, the tier 1 common risk-based capital ratio was 10.23% at December 31, 2014, and the regulatory tier 1 risk-based capital ratio was 11.50%. All capital ratios were impacted by the repurchase of 23.0 million common shares over the last four quarters. During the 2015 fourth quarter, the Company repurchased 2.5 million common shares at an average price of $11.59 per share under the $366 million repurchase authorization included in the 2015 CCAR capital plan.
Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management, and (5) maintain capital and liquidity positions consistent with our risk appetite.
We are pleased with our 2015 performance. We delivered full-year revenue growth, disciplined expense control, strong net income, and EPS growth for our shareholders. Our consistent execution of disciplined lending and investment within a risk-balanced environment continues to pay off. We also took proactive steps to better position the Company moving into 2016 by investing in key growth drivers, such as technology and our in-store strategy, while exiting some non-core businesses. Furthermore, the finalization of our in-store branch expansion is also visibly supporting our deposit and loan growth.

Economy
Our small and medium sized commercial customers continue to express confidence in their businesses, while consumers continue to benefit from recovering real estate markets, low energy prices, and early signs of wage inflation in certain markets. The auto industry is an important component of the economy in our footprint, and it appears poised for another good year in 2016. Other industries that contribute meaningfully to the regional economy, such as health care, medical devices and medical technology, and higher education, among others, also remain positive. Conversely, the low energy prices have negatively impacted certain sectors of the energy industry, including oil exploration and production firms.
The state leading economic indices, as reported by the Federal Reserve Bank of Philadelphia for our six state footprint, are all projected to be positive over the next six months, including West Virginia, which had been hard hit of late from the impact of declining coal prices.
Unemployment rates in our footprint states continue to trend positively and most remain in line with or better than the national average. There is also a positive trend for our ten largest deposit markets, which collectively account for more than 80% of our total deposit franchise. Almost all of these markets continue to trend favorably, and seven of the ten markets currently have unemployment rates below the national average.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in the Regulatory Matters section included in Item 1 of this Form 10-K.
2016 Expectations
We are well positioned starting the new year. We continue to budget for unchanged interest rates through 2016. We will continue to execute our core strategies to deepen and grow customer relationships while carefully managing expenses to stay on course for 2016 performance.
Excluding Significant Items and net MSR activity, we expect full-year revenue growth will be consistent with our long-term financial goal of 4-6%. While continuing to proactively invest in the franchise, we will manage the expense base to reflect the revenue environment.
Overall, asset quality metrics are expected to remain near current levels, although moderate quarterly volatility also is expected, given the quickly evolving macroeconomic conditions, commodities, and currency market volatility. Although we expect a gradual return to normalized credit costs, we anticipate NCOs will remain below our long-term normalized range of 35 to 55 basis points.
The effective tax rate for 2016 is expected to be in the range of 25% to 28%.
Pending Acquisition of FirstMerit Corporation
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction expected to be valued at approximately $3.4 billion based on the closing stock price on the day preceding the announcement. FirstMerit Corporation is a diversified financial services company headquartered in Akron, Ohio, which reported assets of approximately $25.5 billion based on their December 31, 2015 unaudited balance sheet, and 366 banking offices and 400 ATM locations in Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania. First Merit Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations. Principal affiliates include: FirstMerit Bank, N.A. and First Merit Mortgage Corporation.
Under the terms of the agreement, shareholders of FirstMerit Corporation will receive 1.72 shares of Huntington common stock and $5.00 in cash for each share of FirstMerit Corporation common stock. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation.

Table 2 - Selected Annual Income Statements(1)
(dollar amounts in thousands, except per share amounts)
	Year Ended December 31,
		Change from 2014			Change from 2013
	2015	Amount	Percent	2014	Amount	Percent	2013
Interest income	$2,114,521	$138,059	7%	$1,976,462	$115,825	6%	$1,860,637
Interest expense	163,784	24,463	18	139,321	(16,708)	(11)	156,029
Net interest income	1,950,737	113,596	6	1,837,141	132,533	8	1,704,608
Provision for credit losses	99,954	18,965	23	80,989	(9,056)	(10)	90,045
Net interest income after provision for credit losses	1,850,783	94,631	5	1,756,152	141,589	9	1,614,563
Service charges on deposit accounts	280,349	6,608	2	273,741	1,939	1	271,802
Cards and payment processing income	142,715	37,314	35	105,401	12,810	14	92,591
Mortgage banking income	111,853	26,966	32	84,887	(41,968)	(33)	126,855
Trust services	105,833	(10,139)	(9)	115,972	(7,035)	(6)	123,007
Insurance income	65,264	(209)	—	65,473	(3,791)	(5)	69,264
Brokerage income	60,205	(8,072)	(12)	68,277	(1,347)	(2)	69,624
Capital markets fees	53,616	9,885	23	43,731	(1,489)	(3)	45,220
Bank owned life insurance income	52,400	(4,648)	(8)	57,048	629	1	56,419
Gain on sale of loans	33,037	11,946	57	21,091	2,920	16	18,171
Securities gains (losses)	744	(16,810)	(96)	17,554	17,136	4,100	418
Other income	132,714	6,710	5	126,004	(12,821)	(9)	138,825
Total noninterest income	1,038,730	59,551	6	979,179	(33,017)	(3)	1,012,196
Personnel costs	1,122,182	73,407	7	1,048,775	47,138	5	1,001,637
Outside data processing and other services	231,353	18,767	9	212,586	13,039	7	199,547
Equipment	124,957	5,294	4	119,663	12,870	12	106,793
Net occupancy	121,881	(6,195)	(5)	128,076	2,732	2	125,344
Marketing	52,213	1,653	3	50,560	(625)	(1)	51,185
Professional services	50,291	(9,264)	(16)	59,555	18,968	47	40,587
Deposit and other insurance expense	44,609	(4,435)	(9)	49,044	(1,117)	(2)	50,161
Amortization of intangibles	27,867	(11,410)	(29)	39,277	(2,087)	(5)	41,364
Other expense	200,555	25,745	15	174,810	33,425	24	141,385
Total noninterest expense	1,975,908	93,562	5	1,882,346	124,343	7	1,758,003
Income before income taxes	913,605	60,620	7	852,985	(15,771)	(2)	868,756
Provision for income taxes	220,648	55	—	220,593	(6,881)	(3)	227,474
Net income	692,957	60,565	10	632,392	(8,890)	(1)	641,282
Dividends on preferred shares	31,873	19	—	31,854	(15)	—	31,869
Net income applicable to common shares	$661,084	$60,546	10%	$600,538	$(8,875)	(1)%	$609,413
Average common shares—basic	803,412	(16,505)	(2)%	819,917	(14,288)	(2)%	834,205
Average common shares—diluted	817,129	(15,952)	(2)	833,081	(10,893)	(1)	843,974
Per common share:
Net income—basic	$0.82	$0.09	12%	$0.73	$—	—%	$0.73
Net income—diluted	0.81	0.09	13	0.72	—	—	0.72
Cash dividends declared	0.25	0.04	19	0.21	0.02	11	0.19
Revenue—FTE
Net interest income	$1,950,737	$113,596	6%	$1,837,141	$132,533	8%	$1,704,608
FTE adjustment	32,115	4,565	17	27,550	210	1	27,340
Net interest income(2)	1,982,852	118,161	6	1,864,691	132,743	8	1,731,948
Noninterest income	1,038,730	59,551	6	979,179	(33,017)	(3)	1,012,196
Total revenue(2)	$3,021,582	$177,712	6%	$2,843,870	$99,726	4%	$2,744,144

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items”.

(2)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section (See Non-GAAP Financial Measures) that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”
Significant Items
Earnings comparisons among the three years ended December 31, 2015, 2014, and 2013 were impacted by a number of Significant Items summarized below.

1.
Litigation Reserve. $38 million and $21 million of net additions to litigation reserves were recorded as other noninterest expense in 2015 and 2014, respectively. This resulted in a negative impact of $0.03 and $0.02 per common share in 2015 and 2014, respectively.

2.	Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, were as follows:

•
During 2015, $9 million of noninterest expense was recorded related to the acquisition of Macquarie Equipment Finance, which was rebranded Huntington Technology Finance. Also during 2015, $4 million of noninterest expense and $3 million of noninterest income was recorded related to the sale of HAA, HASI, and Unified. This resulted in a negative impact of $0.01 per common share in 2015.

•
During 2014, $16 million of net noninterest expense was recorded related to the acquisition of 24 Bank of America branches and Camco Financial. This resulted in a net negative impact of $0.01 per common share in 2014.

3.	Franchise Repositioning Related Expense. Significant events relating to franchise repositioning, and the impacts of those events on our reported results, were as follows:

•	During 2015, $8 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.01 per common share in 2015.

•	During 2014, $28 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.02 per common share in 2014.

•	During 2013, $23 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.02 per common share in 2013.

4.	Pension Curtailment Gain. During 2013, a $34 million pension curtailment gain was recorded in personnel costs. This resulted in a positive impact of $0.03 per common share in 2013.
The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)

	2015		2014		2013
	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income—GAAP	$692,957		$632,392		$641,282
Earnings per share, after-tax		$0.81		$0.72		$0.72
Significant items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Net additions to litigation reserve	$(38,186)	$(0.03)	$(20,909)	$(0.02)	$—	$—
Mergers and acquisitions, net	(9,323)	(0.01)	(15,818)	(0.01)	—	—
Franchise repositioning related expense	(7,588)	(0.01)	(27,976)	(0.02)	(23,461)	(0.02)
Pension curtailment gain	—	—	—	—	33,926	0.03

(1)	Pretax unless otherwise noted.

(2)	Based upon the annual average outstanding diluted common shares.

(3)	After-tax.
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
The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
(dollar amounts in millions)
	2015			2014
	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis(2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$117.6	$(35.1)	$82.5	$136.7	$(94.5)	$42.2
Investment securities	45.8	3.2	49.0	69.7	10.2	79.9
Other earning assets	10.4	0.7	11.1	(6.3)	0.2	(6.1)
Total interest income from earning assets	173.8	(31.2)	142.6	200.1	(84.1)	116.0
Deposits	5.6	(9.9)	(4.3)	5.2	(35.0)	(29.8)
Short-term borrowings	(1.6)	0.3	(1.3)	1.5	—	1.5
Long-term debt	30.1	—	30.1	30.1	(18.5)	11.6
Total interest expense of interest-bearing liabilities	34.1	(9.6)	24.5	36.8	(53.5)	(16.7)
Net interest income	$139.7	$(21.6)	$118.1	$163.3	$(30.6)	$132.7

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 35% tax rate.

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (3)
(dollar amounts in millions)
	Average Balances
		Change from 2014			Change from 2013
Fully-taxable equivalent basis (1)	2015	Amount	Percent	2014	Amount	Percent	2013
Assets
Interest-bearing deposits in banks	$90	$5	6%	$85	$15	21%	$70
Loans held for sale	654	331	102	323	(198)	(38)	521
Available-for-sale and other securities:
Taxable	7,999	1,214	18	6,785	402	6	6,383
Tax-exempt	2,075	646	45	1,429	866	154	563
Total available-for-sale and other securities	10,074	1,860	23	8,214	1,268	18	6,946

Trading account securities	46	—	—	46	(34)	(43)	80
Held-to-maturity securities—taxable	3,513	(99)	(3)	3,612	1,457	68	2,155
Total securities	13,633	1,761	15	11,872	2,691	29	9,181
Loans and leases: (2)
Commercial:
Commercial and industrial	19,734	1,392	8	18,342	1,168	7	17,174
Commercial real estate:
Construction	1,017	289	40	728	148	26	580
Commercial	4,210	(61)	(1)	4,271	(178)	(4)	4,449
Commercial real estate	5,227	228	5	4,999	(30)	(1)	5,029
Total commercial	24,961	1,620	7	23,341	1,138	5	22,203
Consumer:
Automobile loans and leases	8,760	1,090	14	7,670	1,991	35	5,679
Home equity	8,494	99	1	8,395	85	1	8,310
Residential mortgage	5,950	327	6	5,623	425	8	5,198
Other consumer	481	85	21	396	(40)	(9)	436
Total consumer	23,685	1,601	7	22,084	2,461	13	19,623
Total loans and leases	48,646	3,221	7	45,425	3,599	9	41,826
Allowance for loan and lease losses	(606)	32	(5)	(638)	87	(12)	(725)
Net loans and leases	48,040	3,253	7	44,787	3,686	9	41,101
Total earning assets	63,023	5,318	9	57,705	6,107	12	51,598
Cash and due from banks	1,223	325	36	898	(10)	(1)	908
Intangible assets	703	125	22	578	21	4	557
All other assets	4,238	282	7	3,956	(5)	—	3,961
Total assets	$68,581	$6,082	10%	$62,499	$6,200	11%	$56,299
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$16,342	$2,354	17%	$13,988	$1,117	9%	$12,871
Demand deposits—interest-bearing	6,573	677	11	5,896	41	1	5,855
Total demand deposits	22,915	3,031	15	19,884	1,158	6	18,726
Money market deposits	19,383	1,466	8	17,917	2,242	14	15,675
Savings and other domestic deposits	5,220	189	4	5,031	2	—	5,029
Core certificates of deposit	2,603	(712)	(21)	3,315	(1,234)	(27)	4,549
Total core deposits	50,121	3,974	9	46,147	2,168	5	43,979
Other domestic time deposits of $250,000 or more	256	14	6	242	(64)	(21)	306
Brokered time deposits and negotiable CDs	2,753	614	29	2,139	533	33	1,606
Deposits in foreign offices	502	127	34	375	29	8	346
Total deposits	53,632	4,729	10	48,903	2,666	6	46,237
Short-term borrowings	1,346	(1,415)	(51)	2,761	1,358	97	1,403
Long-term debt	5,606	2,111	60	3,495	1,825	109	1,670
Total interest-bearing liabilities	44,242	3,071	7	41,171	4,732	13	36,439
All other liabilities	1,461	391	37	1,070	(4)	—	1,074
Shareholders’ equity	6,536	266	4	6,270	355	6	5,915
Total liabilities and shareholders’ equity	$68,581	$6,082	10%	$62,499	$6,200	11%	$56,299

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued) (3)
(dollar amounts in thousands)
	Interest Income / Expense			Average Rate (2)
Fully-taxable equivalent basis (1)	2015	2014	2013	2015	2014	2013
Assets
Interest-bearing deposits in banks	$90	$103	$102	0.10%	0.12%	0.15%
Loans held for sale	23,812	12,728	18,905	3.64	3.94	3.63
Securities:
Available-for-sale and other securities:
Taxable	202,104	171,080	148,557	2.53	2.52	2.33
Tax-exempt	64,637	44,562	25,663	3.11	3.12	4.56
Total available-for-sale and other securities	266,741	215,642	174,220	2.65	2.63	2.51
Trading account securities	493	421	355	1.06	0.92	0.44
Held-to-maturity securities—taxable	86,614	88,724	50,214	2.47	2.46	2.33
Total securities	353,848	304,787	224,789	2.60	2.57	2.45
Loans and leases: (2)
Commercial:
Commercial and industrial	700,139	643,484	643,731	3.55	3.51	3.75
Commercial real estate:
Construction	36,956	31,414	23,440	3.63	4.31	4.04
Commercial	146,526	163,192	182,622	3.48	3.82	4.11
Commercial real estate	183,482	194,606	206,062	3.51	3.89	4.10
Total commercial	883,621	838,090	849,793	3.54	3.59	3.83
Consumer:
Automobile loans and leases	282,379	262,931	221,469	3.22	3.43	3.90
Home equity	340,342	343,281	345,379	4.01	4.09	4.16
Residential mortgage	220,678	213,268	199,601	3.71	3.79	3.84
Other consumer	41,866	28,824	27,939	8.71	7.30	6.41
Total consumer	885,265	848,304	794,388	3.74	3.84	4.05
Total loans and leases	1,768,886	1,686,394	1,644,181	3.64	3.71	3.93
Total earning assets	$2,146,636	$2,004,012	$1,887,977	3.41%	3.47%	3.66%
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits—interest-bearing	4,278	2,272	2,525	0.07	0.04	0.04
Total demand deposits	4,278	2,272	2,525	0.02	0.01	0.01
Money market deposits	43,406	42,156	38,830	0.22	0.24	0.25
Savings and other domestic deposits	7,340	8,779	13,292	0.14	0.17	0.26
Core certificates of deposit	20,646	26,998	50,544	0.79	0.81	1.11
Total core deposits	75,670	80,205	105,191	0.22	0.25	0.34
Other domestic time deposits of $250,000 or more	1,078	1,036	1,442	0.42	0.43	0.47
Brokered time deposits and negotiable CDs	4,767	4,728	9,100	0.17	0.22	0.57
Deposits in foreign offices	659	483	508	0.13	0.13	0.15
Total deposits	82,174	86,452	116,241	0.22	0.25	0.35
Short-term borrowings	1,584	2,940	1,475	0.12	0.11	0.11
Long-term debt	80,026	49,929	38,313	1.43	1.43	2.29

Total interest-bearing liabilities	163,784	139,321	156,029	0.37	0.34	0.43
Net interest income	$1,982,852	$1,864,691	$1,731,948
Net interest rate spread				3.04	3.13	3.23
Impact of noninterest-bearing funds on margin				0.11	0.10	0.13
Net interest margin				3.15%	3.23%	3.36%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

(3)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

2015 vs. 2014
Fully-taxable equivalent net interest income for 2015 increased $118 million, or 6%, from 2014. This reflected the impact of 9% earning asset growth, partially offset by 7% interest-bearing liability growth and an 8 basis point decrease in the NIM to 3.15%.
Average earning assets increased $5.3 billion, or 9%, from the prior year, driven by:

•
$1.8 billion, or 15%, increase in average securities, primarily reflecting additional investment in LCR Level 1 qualifying securities. The 2015 average balance also included $1.7 billion of direct purchase municipal instruments originated by our Commercial segment, up from $1.0 billion in the year-ago period.

•
$1.4 billion, or 8%, increase in average C&I loans and leases, primarily reflecting the $0.9 billion increase in asset finance, including the $0.8 billion of equipment finance leases acquired in the Huntington Technology Finance transaction at the end of the 2015 first quarter.

•	$1.1 billion, or 14%, increase in average Automobile loans, as originations remained strong.

•	$0.3 billion, or 6%, increase in average Residential mortgage loans.
Average noninterest-bearing demand deposits increased $2.4 billion, or 17%, while average total interest-bearing liabilities increased $3.1 billion, or 7%, primarily reflecting:

•	$1.5 billion, or 8%, increase in money market deposits, reflecting continued banker focus across all segments on obtaining our customers’ full deposit relationship.

•	$0.7 billion, or 11%, increase in average interest-bearing demand deposits. The increase reflected growth in both consumer and commercial accounts.

•
$0.7 billion, or 11%, increase in average total debt, reflecting a $2.1 billion, or 60%, increase in average long-term debt partially offset by a $1.4 billion, or 51%, reduction in average short-term borrowings. The increase in average long-term debt reflected the issuance of $3.1 billion of bank-level senior debt during 2015, including $0.9 billion during the 2015 fourth quarter, as well as $0.5 billion of debt assumed in the Huntington Technology Finance acquisition at the end of the 2015 first quarter.

•	$0.6 billion, or 29%, increase in brokered deposits and negotiated CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.
Partially offset by:

•	$0.7 billion, or 21%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to low- and no-cost demand deposits and money market deposits.
The primary items impacting the decrease in the NIM were:

•	6 basis point negative impact from the mix and yield on earning assets, primarily reflecting lower rates on loans and the impact of an increase in total securities balances.

•	3 basis point negative impact from the mix and yield of total interest-bearing liabilities.
Partially offset by:

•	1 basis point increase in the benefit to the margin of noninterest-bearing funds.

2014 vs. 2013
Fully-taxable equivalent net interest income for 2014 increased $133 million, or 8%, from 2013. This reflected the impact of 12% earning asset growth, partially offset by 13% interest-bearing liability growth and a 13 basis point decrease in the NIM to 3.23%.
Average earning assets increased $6.1 billion, or 12%, from the prior year, driven by:

•	$2.7 billion, or 29%, increase in average securities, reflecting an increase of LCR Level 1 qualified securities and direct purchase municipal instruments.

•	$2.0 billion, or 35%, increase in average Automobile loans, as originations remained strong.

•	$1.2 billion, or 7%, increase in average C&I loans and leases, primarily reflecting growth in trade finance in support of our middle market and corporate customers.

•	$0.4 billion, or 8%, increase in average Residential mortgage loans as a result of the Camco Financial acquisition and a decrease in the rate of payoffs due to lower levels of refinancing.
Average noninterest bearing deposits increased $1.1 billion, or 9%, while average interest-bearing liabilities increased $4.7 billion, or 13%, from 2013, primarily reflecting:

•	$3.2 billion, or 104%, increase in short-term borrowings and long-term debt, which are a cost effective method of funding incremental securities growth.

•	$2.2 billion, or 14%, increase in money market deposits, reflecting the strategic focus on customer growth and increased share-of-wallet among both consumer and commercial customers.

•	$0.5 billion, or 33%, increase in brokered deposits and negotiated CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.
Partially offset by:

•	$1.2 billion, or 27%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower-cost money market deposits.
The primary items impacting the decrease in the NIM were:

•	19 basis point negative impact from the mix and yield on earning assets, primarily reflecting lower rates on loans, and the impact of an increased total securities balance.

•	3 basis point decrease in the benefit to the margin of noninterest bearing funds, reflecting lower interest rates on total interest bearing liabilities from the prior year.
Partially offset by:

•
9 basis point positive impact from the mix and yield of total interest-bearing liabilities, reflecting the strategic focus on changing the funding sources from higher rate time deposits to no-cost demand deposits and low-cost money market deposits.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses in 2015 was $100 million, up $19 million, or 23%, from 2014, reflecting a $37 million, or 30%, decrease in NCOs. The provision for credit losses in 2015 was $12 million more than total NCOs.
The provision for credit losses in 2014 was $81 million, down $9 million, or 10%, from 2013, reflecting a $64 million, or 34%, decrease in NCOs. The provision for credit losses in 2014 was $44 million less than total NCOs.

Noninterest Income
The following table reflects noninterest income for the past three years:

Table 6 - Noninterest Income
(dollar amounts in thousands)
	Year Ended December 31,
		Change from 2014			Change from 2013
	2015	Amount	Percent	2014	Amount	Percent	2013
Service charges on deposit accounts	$280,349	$6,608	2%	$273,741	$1,939	1%	$271,802
Cards and payment processing income	142,715	37,314	35	105,401	12,810	14	92,591
Mortgage banking income	111,853	26,966	32	84,887	(41,968)	(33)	126,855
Trust services	105,833	(10,139)	(9)	115,972	(7,035)	(6)	123,007
Insurance income	65,264	(209)	—	65,473	(3,791)	(5)	69,264
Brokerage income	60,205	(8,072)	(12)	68,277	(1,347)	(2)	69,624
Capital markets fees	53,616	9,885	23	43,731	(1,489)	(3)	45,220
Bank owned life insurance income	52,400	(4,648)	(8)	57,048	629	1	56,419
Gain on sale of loans	33,037	11,946	57	21,091	2,920	16	18,171
Securities gains (losses)	744	(16,810)	(96)	17,554	17,136	4,100	418
Other income	132,714	6,710	5	126,004	(12,821)	(9)	138,825
Total noninterest income	$1,038,730	$59,551	6%	$979,179	$(33,017)	(3)%	$1,012,196
2015 vs. 2014
Noninterest income increased $60 million, or 6%, from the prior year, primarily reflecting:

•	$37 million, or 35%, increase in cards and payment processing income due to higher card related income and underlying customer growth.

•	$27 million, or 32%, increase in mortgage banking income primarily driven by a $33 million, or 58%, increase in origination and secondary marketing revenue.

•
$12 million, or 57%, increase in gain on sale of loans primarily reflecting an increase of $7 million in SBA loan sales gains and the $5 million automobile loan securitization gain during the 2015 second quarter.

•	$10 million, or 23%, increase in capital market fees primarily related to customer foreign exchange and commodities derivatives products.
Partially offset by:

•	$17 million, or 96% decrease in securities gains as we adjusted the mix of our securities portfolio to prepare for the LCR requirements during the 2014 first quarter.

•
$10 million, or 9%, decrease in trust services primarily related to our fiduciary trust businesses moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds. During the 2015 fourth quarter, Huntington sold HAA, HASI, and Unified.

2014 vs. 2013
Noninterest income decreased $33 million, or 3%, from the prior year, primarily reflecting:

•
$42 million, or 33%, decrease in mortgage banking income primarily driven by a $28 million, or 33%, reduction in origination and secondary marketing revenue as originations decreased and gain-on-sale margins compressed, and a $14 million negative impact from net MSR hedging activity.

•	$13 million, or 9%, decrease in other income primarily due to a decrease in LIHTC gains and lower fees associated with commercial loan activity.

•	$7 million, or 6%, decrease in trust services primarily due to a reduction in fees.
Partially offset by:

•	$17 million increase in securities gains as we adjusted the mix of our securities portfolio to prepare for the LCR requirements.

•	$13 million, or 14%, increase in cards and payment processing income due to higher card related income and underlying customer growth.

Noninterest Expense
(This section should be read in conjunction with Significant Items 1, 2, 3, and 4.)

The following table reflects noninterest expense for the past three years:

Table 7 - Noninterest Expense
(dollar amounts in thousands)
	Year Ended December 31,
		Change from 2014			Change from 2013
	2015	Amount	Percent	2014	Amount	Percent	2013
Personnel costs	$1,122,182	$73,407	7%	$1,048,775	$47,138	5%	$1,001,637
Outside data processing and other services	231,353	18,767	9	212,586	13,039	7	199,547
Equipment	124,957	5,294	4	119,663	12,870	12	106,793
Net occupancy	121,881	(6,195)	(5)	128,076	2,732	2	125,344
Marketing	52,213	1,653	3	50,560	(625)	(1)	51,185
Professional services	50,291	(9,264)	(16)	59,555	18,968	47	40,587
Deposit and other insurance expense	44,609	(4,435)	(9)	49,044	(1,117)	(2)	50,161
Amortization of intangibles	27,867	(11,410)	(29)	39,277	(2,087)	(5)	41,364
Other expense	200,555	25,745	15	174,810	33,425	24	141,385
Total noninterest expense	$1,975,908	$93,562	5%	$1,882,346	$124,343	7%	$1,758,003
Number of employees (average full-time equivalent)	12,243	370	3%	11,873	(91)	(1)%	11,964

Impacts of Significant Items:
	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Personnel costs	$5,457	$19,850	$(27,249)
Outside data processing and other services	4,365	5,507	1,350
Equipment	110	2,248	2,364
Net occupancy	4,587	11,153	12,117
Marketing	28	1,357	—
Professional services	5,087	2,228	—
Other expense	38,733	23,140	953
Total noninterest expense adjustments	$58,367	$65,483	$(10,465)

Adjusted Noninterest Expense (Non-GAAP):

	Year Ended December 31,			Change from 2014		Change from 2013
(dollar amounts in thousands)	2015	2014	2013	Amount	Percent	Amount	Percent
Personnel costs	$1,116,725	$1,028,925	$1,028,886	$87,800	9%	$39	—%
Outside data processing and other services	226,988	207,079	198,197	19,909	10	8,882	4
Equipment	124,847	117,415	104,429	7,432	6	12,986	12
Net occupancy	117,294	116,923	113,227	371	—	3,696	3
Marketing	52,185	49,203	51,185	2,982	6	(1,982)	(4)
Professional services	45,204	57,327	40,587	(12,123)	(21)	16,740	41
Deposit and other insurance expense	44,609	49,044	50,161	(4,435)	(9)	(1,117)	(2)
Amortization of intangibles	27,867	39,277	41,364	(11,410)	(29)	(2,087)	(5)
Other expense	161,822	151,670	140,432	10,152	7	11,238	8
Total adjusted noninterest expense	$1,917,541	$1,816,863	$1,768,468	$100,678	6%	$48,395	3%
2015 vs. 2014
Noninterest expense increased $94 million, or 5%, from 2014:

•
$73 million, or 7%, increase in personnel costs. Excluding the impact of significant items, personnel costs increased $88 million, or 9%, reflecting a $79 million increase in salaries related to the 2015 second quarter implementation of annual merit increases, the addition of Huntington Technology Finance, and a 3% increase in the number of average full-time equivalent employees, largely related to the build-out of the in-store strategy.

•
$26 million, or 15%, increase in other noninterest expense. Excluding the impact of significant items, other noninterest expense increased $10 million, or 7%, due to an increase in operating lease expense related to Huntington Technology Finance.

•
$19 million, or 9%, increase in outside data processing and other services. Excluding the impact of significant items, outside data processing and other services increased $20 million, or 10%, primarily reflecting higher debit and credit card processing costs and increased other technology investment expense, as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives.

Partially offset by:

•	$11 million, or 29%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible at the end of the 2015 second quarter from the Sky Financial acquisition.

•
$9 million, or 16%, decrease in professional services. Excluding the impact of significant items, professional services decreased $12 million, or 21%, reflecting a decrease in outside consultant expenses related to strategic planning.

•	$6 million, or 5%, decrease in net occupancy. Excluding the impact of significant items, net occupancy remained relatively unchanged.
2014 vs. 2013
Noninterest expense increased $124 million, or 7%, from 2013:

•	$47 million, or 5%, increase in personnel costs. Excluding the impact of significant items, personnel costs were relatively unchanged.

•
$33 million, or 24%, increase in other noninterest expense. Excluding the impact of significant items, other noninterest expense increased $11 million, or 8%, due to an increase in state franchise taxes, protective advances, and litigation expense.

•
$19 million, or 47%, increase in professional services. Excluding the impact of significant items, professional services increased $16 million, or 41%, reflecting an increase in outside consultant expenses related to strategic planning and legal services.

•
$13 million, or 7%, increase in outside data processing and other services. Excluding the impact of significant items, outside data processing and other services increased $9 million, or 4%, primarily reflecting higher debit and credit card processing costs and increased other technology investment expense, as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives.

•	$13 million, or 12%, increase in equipment. Excluding the impact of significant items, equipment increased $13 million, or 12%, primarily reflecting higher depreciation expense.
Provision for Income Taxes
(This section should be read in conjunction with Note 16 of the Notes to Consolidated Financial Statements.)
2015 versus 2014
The provision for income taxes was $221 million for 2015 compared with a provision for income taxes of $221 million in 2014. Both years included the benefits from tax-exempt income, tax-advantaged investments, release of federal capital loss carryforward valuation allowance, general business credits, and investments in qualified affordable housing projects. In 2015, a $69 million reduction in the provision for federal income taxes was recorded for the portion of federal deferred tax assets related to capital loss carryforwards that are more likely than not to be realized compared to a $27 million reduction in 2014. In 2015, there was essentially no change recorded in the provision for state income taxes, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized, compared to a $7 million reduction, net of federal taxes, in 2014. At December 31, 2015, we had a net federal deferred tax asset of $7 million and a net state deferred tax asset of $43 million.
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
2014 versus 2013
The provision for income taxes was $221 million for 2014 compared with a provision for income taxes of $227 million in 2013. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, and the change in accounting for investments in qualified affordable housing projects. In 2014, a $27 million reduction in the 2014 provision for federal income taxes was recorded for the portion of federal capital loss carryforward deferred tax assets that are more likely than not to be realized compared to a $93 million increase in 2013. In 2014, a $7 million reduction in the 2014 provision for state income taxes, net of federal taxes, was recorded for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized, compared to a $6 million reduction in 2013.
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
We continue to focus on the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. Our portfolio management resources demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
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
The checks and balances in the credit process and the separation of the credit administration and risk management functions are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and provide for effective problem asset management and resolution. For example, we do not extend additional credit to delinquent borrowers except in certain circumstances that substantially improve our overall repayment or collateral coverage position.
Our asset quality indicators reflected overall stabilization of our credit quality performance in 2015 compared to 2014.
Loan and Lease Credit Exposure Mix
At December 31, 2015, our loans and leases totaled $50.3 billion, representing a $2.7 billion, or 6%, increase compared to $47.7 billion at December 31, 2014. There was continued growth in the C&I portfolio, primarily as a result of an increase in equipment leases of $0.8 billion related to the acquisition of Huntington Technology Finance. In addition, the automobile portfolio increased by

$0.8 billion as a result of strong originations. The CRE portfolio had modest growth over the period as the continued runoff of the non-core portfolio was more than offset by new production within the requirements associated with our internal concentration limits.
Total commercial loans and leases were $25.8 billion at December 31, 2015, and represented 51% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):
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
Total consumer loans and leases were $24.5 billion at December 31, 2015, and represented 49% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion). The increase from December 31, 2014 primarily relates to growth in the automobile portfolio.
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 22% of the total exposure, with no individual state representing more than 7%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
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
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including personal unsecured loans, overdraft balances, and credit cards.
The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition
(dollar amounts in millions)

	At December 31,
	2015		2014		2013		2012		2011
Commercial: (1)
Commercial and industrial	$20,560	41%	$19,033	40%	$17,594	41%	$16,971	42%	$14,699	38%
Commercial real estate:
Construction	1,031	2	875	2	557	1	648	2	580	1
Commercial	4,237	8	4,322	9	4,293	10	4,751	12	5,246	13
Total commercial real estate	5,268	10	5,197	11	4,850	11	5,399	14	5,826	14
Total commercial	25,828	51	24,230	51	22,444	52	22,370	56	20,525	52
Consumer:
Automobile	9,481	19	8,690	18	6,639	15	4,634	11	4,458	11
Home equity	8,471	17	8,491	18	8,336	19	8,335	20	8,215	21
Residential mortgage	5,998	12	5,831	12	5,321	12	4,970	12	5,228	13
Other consumer	563	1	414	1	380	2	419	1	498	3
Total consumer	24,513	49	23,426	49	20,676	48	18,358	44	18,399	48
Total loans and leases	$50,341	100%	$47,656	100%	$43,120	100%	$40,728	100%	$38,924	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

Our loan portfolio is diversified by consumer and commercial credit. At the corporate level, we manage the credit exposure in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Currently there are no identified concentrations that exceed the established limit. Our concentration management policy is approved by the Risk Oversight Committee (ROC) and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition from December 31, 2014 are consistent with the portfolio growth metrics, with increases noted in the machinery/equipment and vehicle categories. The increase in machinery/equipment reflects the addition of approximately $0.8 billion in equipment leases related to the acquisition of Huntington Technology Finance.
The increase in the unsecured exposure is centered in high quality commercial credit customers.

Table 9 - Loan and Lease Portfolio by Collateral Type
(dollar amounts in millions)
	At December 31,
	2015			2014		2013		2012		2011
Secured loans:
Real estate—commercial	$8,296		16%	$8,631	18%	$8,622	20%	$9,128	22%	$9,557	25%
Real estate—consumer	14,469		29	14,322	30	13,657	32	13,305	33	13,444	35
Vehicles	11,880	(1)	24	10,932	23	8,989	21	6,659	16	6,021	15
Receivables/Inventory	5,961		12	5,968	13	5,534	13	5,178	13	4,450	11
Machinery/Equipment	5,171	(2)	10	3,863	8	2,738	6	2,749	7	1,994	5
Securities/Deposits	974		2	964	2	786	2	826	2	800	2
Other	987		2	919	2	1,016	2	1,090	3	1,018	3
Total secured loans and leases	47,738		95	45,599	96	41,342	96	38,935	96	37,284	96
Unsecured loans and leases	2,603		5	2,057	4	1,778	4	1,793	4	1,640	4
Total loans and leases	$50,341		100%	$47,656	100%	$43,120	100%	$40,728	100%	$38,924	100%

(1)	2015 includes a decrease of approximately $0.8 billion in automobile loans resulting from an automobile securitization transaction.

(2)	Reflects the addition of approximately $0.8 billion in equipment leases related to the acquisition of Huntington Technology Finance.
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. We utilize a centralized preview and senior loan approval committee, led by our chief credit officer. The risk rating (see next paragraph) and complexity of the credit determines the threshold for approval of the senior loan committee with a minimum credit exposure of $10.0 million. For loans not requiring senior loan committee approval, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities in which we operate. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.
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
In addition to the initial credit analysis conducted during the approval process, our Credit Review group performs testing to provide an independent review and assessment of the quality and risk of new loan originations. This group is part of our Risk Management area and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, and test the consistency of credit processes.
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
Substantially all loans categorized as Classified (see Note 3 of Notes to Consolidated Financial Statements) are managed by our Special Assets Division. SAD is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
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
We manage the risks inherent in the C&I portfolio through origination policies, a defined loan concentration policy with established limits, on-going loan level reviews and portfolio level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for the C&I portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable. Currently, a higher-risk segment of the C&I portfolio is loans to borrowers supporting oil and gas exploration and production and is further described below.
The C&I portfolio continues to have solid origination activity as evidenced by its growth over the past 12 months and we maintain a focus on high quality originations. Problem loans had trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. However, over the past year, C&I problem loans began to increase, primarily as a result of the oil and gas exploration and production customers and the increase in overall portfolio size. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
We have a dedicated energy lending group that focuses on upstream companies (exploration and production or E&P firms) as well as midstream (pipeline transportation) companies. This lending group is comprised of colleagues with many years of experience in this area of specialized lending, through several economic cycles. The exposure to the E&P companies is centered in broadly syndicated reserve-based loans and is 0.5% of our total loans. All of these loans are secured and in a first-lien position. The customer base consists of larger firms that generally have had access to the capital markets and/or are backed by private equity firms. This lending group has no exposure to oil field services companies. However, we have a few legacy oil field services customers for which the remaining aggregate credit exposure is negligible.
The significant reduction in oil and gas prices over the past year has had a negative impact on the energy industry, particularly exploration and production companies as well as the oil field services providers. The impact of low prices for an extended period of time has had some level of adverse impact on most, if not all, borrowers in this segment. Most of these borrowers have, therefore, had recent downward adjustments to their risk ratings, which has increased our loan loss reserve.
We have other energy related exposures, including gas stations, wholesale distributors, mining, and utilities. We continue to monitor these exposures closely. However, these exposures have different factors affecting their performance, and we have not seen the same level of volatility in performance or risk rating migration.
CRE PORTFOLIO
We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is non-owner occupied, require that at least 50% of the space of the project be preleased. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on loans identified as higher risk based on the risk rating methodology. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.

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
Consumer Credit
Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. Importantly, certain individuals who understand each local region have the authority to make credit extension decisions to preserve our focus on the local communities in which we operate. Each credit extension is assigned a specific PD and LGD. The PD is generally based on the borrower’s most recent credit bureau score (FICO), which we update quarterly, providing an ongoing view of the borrowers PD. The LGD is related to the type of collateral associated with the credit extension, which typically does not change over the course of the loan term. This allows Huntington to maintain a current view of the customer for credit risk management and ACL purposes.
In consumer lending, credit risk is managed from a segment (i.e., loan type, collateral position, geography, etc.) and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The ongoing analysis and review process results in a determination of an appropriate ALLL amount for our consumer loan portfolio. The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.
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

Table 10 - Selected Home Equity and Residential Mortgage Portfolio Data
(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	December 31,
	2015	2014	2015	2014	2015	2014
Ending balance	$5,191	$5,129	$3,279	$3,362	$5,998	$5,831
Portfolio weighted-average LTV ratio (1)	72%	71%	82%	81%	75%	74%
Portfolio weighted-average FICO score (2)	764	759	753	752	752	752
	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Originations	$1,677	$1,566	$929	$872	$1,409	$1,192
Origination weighted-average LTV ratio (1)	73%	74%	85%	83%	83%	83%
Origination weighted-average FICO score (2)	778	775	767	765	754	752

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)
Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted-average FICO scores reflect the customer credit scores at the time of loan origination.

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
Within the home equity portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. After the 10-year draw period, the borrower must reapply, subject to full underwriting guidelines, to continue with the interest-only revolving structure and maintain draw capability or begin repaying the debt in a term structure.
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
Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the year ended December 31, 2015, we closed $189 million in HARP residential mortgages and $3 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.
We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address this repurchase risk inherent in the portfolio.
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
Credit quality performance in 2015 reflected continued overall positive results. Net charge-offs were substantially lower as a result of several large recoveries. NPAs increased 18% to $399 million, compared to December 31, 2014. NCOs decreased 30% compared to the prior year. The ACL to total loans ratio decreased by 7 basis points to 1.33%.
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
C&I and CRE loans (except for purchased credit impaired loans) are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $204 million of CRE and C&I-related NALs at December 31, 2015, $135 million, or 66%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.
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
The table reflects period-end NALs and NPAs detail for each of the last five years:

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)

	At December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans and leases:
Commercial and industrial	$175,195	$71,974	$56,615	$90,705	$201,846
Commercial real estate	28,984	48,523	73,417	127,128	229,889
Automobile	6,564	4,623	6,303	7,823	—
Residential mortgages	94,560	96,564	119,532	122,452	68,658
Home equity	66,278	78,515	66,169	59,519	40,687
Other Consumer	—	45	20	6	—
Total nonaccrual loans and leases	371,581	300,244	322,056	407,633	541,080
Other real estate owned, net
Residential	24,194	29,291	23,447	21,378	20,330
Commercial	3,148	5,748	4,217	6,719	18,094
Total other real estate, net	27,342	35,039	27,664	28,097	38,424
Other nonperforming assets(1)	—	2,440	2,440	10,045	10,772
Total nonperforming assets	$398,923	$337,723	$352,160	$445,775	$590,276
Nonaccrual loans as a % of total loans and leases	0.74%	0.63%	0.75%	1.00%	1.39%
Nonperforming assets ratio(2)	0.79	0.71	0.82	1.09	1.51
Allowance for loan and lease losses as % of:
Nonaccrual loans and leases	161%	202%	201%	189%	178%
Nonperforming assets	150	179	184	173	163
Allowance for credit losses as % of:
Nonaccrual loans and leases	180%	222%	221%	199%	187%

Nonperforming assets	168	197	202	182	172

(1)	Other nonperforming assets includes certain impaired investment securities.

(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, net other real estate owned, and other nonperforming assets.
The $61 million, or 18%, increase in NPAs compared with December 31, 2014, primarily reflected:

•
$103 million, or 143%, increase in C&I NALs, primarily reflecting the addition of several large oil and gas exploration and production relationships in the 2015 fourth quarter. The remaining increase is not related to any specific industry or structure.

Partially offset by:

•	$20 million, or 40%, decline in CRE NALs, reflecting improved delinquency trends and successful workout strategies implemented by our commercial loan workout group.

•	$12 million, or 16%, decline in home equity NALs, reflecting improved delinquency trends and moving $8.9 million of nonaccrual home equity TDRs from loans to loans held for sale.

•	$8 million, or 22%, decline in OREO, specifically associated with the sale of residential properties.
The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 12 - Accruing Past Due Loans and Leases
(dollar amounts in thousands)

	At December 31,
	2015	2014	2013	2012	2011
Accruing loans and leases past due 90 days or more
Commercial and industrial (1)	$8,724	$4,937	$14,562	$26,648	$—
Commercial real estate (2)	9,549	18,793	39,142	56,660	—
Automobile	7,162	5,703	5,055	4,418	6,265
Residential mortgage (excluding loans guaranteed by the U.S. government)	14,082	33,040	2,469	2,718	45,198
Home equity	9,044	12,159	13,983	18,200	20,198
Other loans and leases	1,394	837	998	1,672	1,988
Total, excl. loans guaranteed by the U.S. government	49,955	75,469	76,209	110,316	73,649
Add: loans guaranteed by the U.S. government	55,835	55,012	87,985	90,816	96,703
Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$105,790	$130,481	$164,194	$201,132	$170,352
Ratios:
Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.10%	0.16%	0.18%	0.27%	0.19%
Guaranteed by the U.S. government, as a percent of total loans and leases	0.11	0.12	0.20	0.22	0.25
Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.21	0.27	0.38	0.49	0.44

(1)	Amounts include Huntington Technology Finance administrative lease delinquencies and accruing purchase impaired loans related to acquisitions.

(2)	Amounts include accruing purchase impaired loans related to acquisitions.
TDR Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulatory regulations regarding the treatment of certain bankruptcy filing situations. Over the past five quarters, the accruing component of the total TDR balance has been between 86% and 83% indicating there is no identified credit loss and the borrowers continue to make their monthly payments.  In fact, over 81% of the $464 million of accruing TDRs secured by residential real estate (Residential mortgage and Home Equity in Table 14) are current on their required payments.  In addition over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs as presented in Table 14 come from the non-accruing TDR balances.
The following table presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in thousands)

	At December 31,
	2015		2014	2013	2012	2011
Troubled debt restructured loans—accruing:
Commercial and industrial	$235,689		$116,331	$83,857	$76,586	$54,007
Commercial real estate	115,074		177,156	204,668	208,901	249,968
Automobile	24,893		26,060	30,781	35,784	36,573
Home equity	199,393	(1)	252,084	188,266	110,581	52,224
Residential mortgage	264,666		265,084	305,059	290,011	309,678
Other consumer	4,488		4,018	1,041	2,544	6,108
Total troubled debt restructured loans—accruing	844,203		840,733	813,672	724,407	708,558
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	56,919		20,580	7,291	19,268	48,553
Commercial real estate	16,617		24,964	23,981	32,548	21,968
Automobile	6,412		4,552	6,303	7,823	—
Home equity	20,996	(2)	27,224	20,715	6,951	369
Residential mortgage	71,640		69,305	82,879	84,515	26,089
Other consumer	151		70	—	113	113
Total troubled debt restructured loans—nonaccruing	172,735		146,695	141,169	151,218	97,092
Total troubled debt restructured loans	$1,016,938		$987,428	$954,841	$875,625	$805,650

(1)	Excludes approximately $88 million in accruing home equity TDRs transferred from loans to loans held for sale at September 30, 2015.

(2)	Excludes approximately $9 million in nonaccruing home equity TDRs transferred from loans to loans held for sale at September 30, 2015.
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
The following table reflects TDR activity for each of the past five years:

Table 14 - Troubled Debt Restructured Loan Activity
(dollar amounts in thousands)

	Year Ended December 31,
	2015		2014	2013	2012	2011
TDRs, beginning of period	$987,428		$954,841	$875,625	$805,650	$666,880
New TDRs	894,700	(1)	667,315	611,556	597,425	583,439
Payments	(290,358	) (2)	(252,285)	(191,367)	(191,035)	(138,467)
Charge-offs	(43,491	) (3)	(35,150)	(29,897)	(81,115)	(37,341)
Sales	(17,062)		(23,424)	(11,164)	(13,787)	(54,715)
Transfer to held-for-sale	(96,786)		—	—	—	—
Refinanced to non-TDR	—		—	—	—	(40,091)
Transfer to OREO	(10,112)		(12,668)	(8,242)	(21,709)	(5,016)
Restructured TDRs—accruing (4)	(297,688)		(243,225)	(211,131)	(153,583)	(154,945)
Restructured TDRs—nonaccruing (4)	(98,474)		(45,705)	(26,772)	(63,080)	(47,659)
Other	(11,219)		(22,271)	(53,767)	(3,141)	33,565
TDRs, end of period	$1,016,938		$987,428	$954,841	$875,625	$805,650

(1)	Amount includes $732 million accruing TDRs

(2)	Amount includes $225 million accruing TDRs

(3)	Amount includes $6 million accruing TDRs.

(4)	Represents existing TDRs that were underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.
ACL
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
During the 2015 first quarter, we reviewed our existing commercial and consumer credit models and enhanced certain processes and methods of ACL estimation. During this review, we updated our analysis of the loss emergence periods used for consumer receivables collectively evaluated for impairment and, as a result, extended our loss emergence periods for products within these portfolios. As part of these enhancements to our credit reserve process, we also evaluated the methods used to separately estimate economic risks inherent in our portfolios and decided to no longer utilize these separate estimation techniques. Rather, we now incorporate economic risks in our loss estimates as a component of our reserve calculation. The enhancements made to our credit reserve processes during the 2015 first quarter allow for increased segmentation and analysis of the estimated incurred losses within our loan portfolios. The net ACL impact of these enhancements was immaterial.

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
We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors considered include: the impact of increasing or decreasing residential real estate values, the diversification of CRE loans; the development of new or expanded Commercial business verticals such as healthcare, ABL, and energy. A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio as of the balance sheet date.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent years, all of the relevant benchmarks remain strong.
The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 15 - Summary of Allowance for Credit Losses
(dollar amounts in thousands)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan and lease losses, beginning of year	$605,196	$647,870	$769,075	$964,828	$1,249,008
Loan and lease charge-offs
Commercial:
Commercial and industrial	(79,724)	(76,654)	(45,904)	(101,475)	(134,385)
Commercial real estate:
Construction	(1,843)	(5,626)	(9,585)	(12,131)	(42,012)
Commercial	(16,233)	(19,078)	(59,927)	(105,920)	(140,747)
Commercial real estate	(18,076)	(24,704)	(69,512)	(118,051)	(182,759)
Total commercial	(97,800)	(101,358)	(115,416)	(219,526)	(317,144)
Consumer:
Automobile	(36,489)	(31,330)	(23,912)	(26,070)	(33,593)
Home equity	(36,481)	(54,473)	(98,184)	(124,286)	(109,427)
Residential mortgage	(15,696)	(25,946)	(34,236)	(52,228)	(65,069)
Other consumer	(31,415)	(33,494)	(34,568)	(33,090)	(32,520)
Total consumer	(120,081)	(145,243)	(190,900)	(235,674)	(240,609)
Total charge-offs	(217,881)	(246,601)	(306,316)	(455,200)	(557,753)
Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	51,800	44,531	29,514	37,227	44,686
Commercial real estate:
Construction	2,667	4,455	3,227	4,090	10,488
Commercial	31,952	29,616	41,431	35,532	24,170
Total commercial real estate	34,619	34,071	44,658	39,622	34,658
Total commercial	86,419	78,602	74,172	76,849	79,344
Consumer:
Automobile	16,198	13,762	13,375	16,628	18,526
Home equity	16,631	17,526	15,921	7,907	7,630
Residential mortgage	5,570	6,194	7,074	4,305	8,388
Other consumer	5,270	5,890	7,108	7,049	6,776
Total consumer	43,669	43,372	43,478	35,889	41,320
Total recoveries	130,088	121,974	117,650	112,738	120,664
Net loan and lease charge-offs	(87,793)	(124,627)	(188,666)	(342,462)	(437,089)
Provision for loan and lease losses	88,679	83,082	67,797	155,193	167,730
Allowance for assets sold and securitized or transferred to loans held for sale	(8,239)	(1,129)	(336)	(8,484)	(14,821)
Allowance for loan and lease losses, end of year	597,843	605,196	647,870	769,075	964,828
Allowance for unfunded loan commitments, beginning of year	60,806	62,899	40,651	48,456	42,127
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	11,275	(2,093)	22,248	(7,805)	6,329
Allowance for unfunded loan commitments, end of year	72,081	60,806	62,899	40,651	48,456
Allowance for credit losses, end of year	$669,924	$666,002	$710,769	$809,726	$1,013,284

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 16 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)
	At December 31,
	2015		2014		2013		2012		2011
Commercial:
Commercial and industrial	$298,746	41%	$286,995	40%	$265,801	41%	$241,051	42%	$275,367	38%
Commercial real estate	100,007	10	102,839	11	162,557	11	285,369	14	388,706	14
Total commercial	398,753	51	389,834	51	428,358	52	526,420	56	664,073	52
Consumer:
Automobile	49,504	19	33,466	18	31,053	15	34,979	11	38,282	11
Home equity	83,671	17	96,413	18	111,131	19	118,764	20	143,873	21
Residential mortgage	41,646	12	47,211	12	39,577	12	61,658	12	87,194	13
Other loans	24,269	1	38,272	1	37,751	2	27,254	1	31,406	3
Total consumer	199,090	49	215,362	49	219,512	48	242,655	44	300,755	48
Total allowance for loan and lease losses	597,843	100%	605,196	100%	647,870	100%	769,075	100%	964,828	100%
Allowance for unfunded loan commitments	72,081		60,806		62,899		40,651		48,456
Total allowance for credit losses	$669,924		$666,002		$710,769		$809,726		$1,013,284
Total allowance for loan and leases losses as % of:
Total loans and leases		1.19%		1.27%		1.50%		1.89%		2.48%
Nonaccrual loans and leases		161		202		201		189		178
Nonperforming assets		150		179		184		173		163
Total allowance for credit losses as % of:
Total loans and leases		1.33%		1.40%		1.65%		1.99%		2.60%
Nonaccrual loans and leases		180		222		221		199		187
Nonperforming assets		168		197		202		182		172

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The $4 million, or 1%, increase in the ACL compared with December 31, 2014, was driven by:

•
$16 million, or 48%, increase in the ALLL of the automobile portfolio. The increase was driven by growth in loan balances, along with the extension of loss emergence periods embedded within the portfolio’s reserve factors. It was partially offset by the impact of no longer utilizing separate qualitative methods to estimate economic risks inherent in our portfolio.

•
$12 million, or 4%, increase in the ALLL of the C&I portfolio. The increase in the allowance for credit losses within the commercial portfolio reflects the impact of select downgrades, including within the Oil & Gas portfolio. In addition, the extension of the loss emergence periods utilized in establishing the portfolio’s reserve factors contributed to the increase in reserve levels. Offsetting these increases was the decision to no longer utilize separate qualitative methods to estimate economic risks inherent in our portfolio, as well as improved performance on the Pass Graded portfolio over the past year.

•
$11 million, or 19%, increase in the AULC driven by both Commercial and Consumer portfolio growth and by risk rating migration within the C&I portfolio which impacted the updated assessment of the unfunded commercial exposure.

Partially offset by:

•
$14 million, or 37%, decline in the ALLL of the other consumer portfolio. The decline was primarily driven by our assessment of consumer overdraft reserve factors, and the impact of no longer utilizing separate qualitative methods to estimate economic risks inherent in our portfolios.

•
$13 million, or 13%, decline in the ALLL of the home equity portfolio. Continued improvement in the residential real estate market led to improved expected loss factors in the portfolio, along with no longer utilizing separate qualitative methods to estimate economic risks inherent in the portfolio. These reductions were partially offset by the extension of loss emergence periods utilized in the reserve factors for the portfolio.

•
$6 million, or 12%, decline in the ALLL of the residential mortgage portfolio. Continued improvement in both the residential real estate market and portfolio delinquency performance led to improved expected loss factors in the portfolio, along with no longer utilizing separate qualitative methods to estimate economic risks inherent in the portfolio lead to the reduction in reserve levels. These reductions were partially offset by the extension of loss emergence periods utilized in the reserve factors for the portfolio.

•
$3 million, or 3%, decline in the ALLL of the CRE portfolio. The decline was driven by improving credit quality particularly reductions in CRE NALs as well as management’s decision to no longer utilize separate qualitative methods to estimate economic risks inherent in our portfolio and was partially offset by increases from the extension of loss emergence periods utilized in the reserve factors.

The ACL to total loans declined to 1.33% at December 31, 2015, compared to 1.40% at December 31, 2014. Management believes the decline in the ratio is appropriate given the risk profile of our loan portfolio. Further, the continued focus on early identification of loans with changes in credit metrics and proactive action plans for these loans, originating high quality new loans, and SAD resolutions is expected to contribute to maintaining our key credit quality metrics.
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
The following table reflects NCO detail for each of the last five years:

Table 17 - Net Loan and Lease Charge-offs
(dollar amounts in thousands)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$27,924	$32,123	$16,390	$64,248	$89,699
Commercial real estate:
Construction	(824)	1,171	6,358	8,041	31,524
Commercial	(15,719)	(10,538)	18,496	70,388	116,577
Total commercial real estate	(16,543)	(9,367)	24,854	78,429	148,101
Total commercial	11,381	22,756	41,244	142,677	237,800
Consumer:
Automobile	20,291	17,568	10,537	9,442	15,067
Home equity	19,850	36,947	82,263	116,379	101,797
Residential mortgage	10,126	19,752	27,162	47,923	56,681
Other consumer	26,145	27,604	27,460	26,041	25,744
Total consumer	76,412	101,871	147,422	199,785	199,289
Total net charge-offs	$87,793	$124,627	$188,666	$342,462	$437,089
Net charge-offs ratio:
Commercial:
Commercial and industrial	0.14%	0.18%	0.10%	0.40%	0.66%
Commercial real estate:
Construction	(0.08)	0.16	1.10	1.38	5.33
Commercial	(0.37)	(0.25)	0.42	1.35	2.08
Commercial real estate	(0.32)	(0.19)	0.49	1.36	2.39
Total commercial	0.05	0.10	0.19	0.66	1.20
Consumer:
Automobile	0.23	0.23	0.19	0.21	0.26
Home equity	0.23	0.44	0.99	1.40	1.28
Residential mortgage	0.17	0.35	0.52	0.92	1.20
Other consumer	5.44	6.99	6.30	5.72	4.85
Total consumer	0.32	0.46	0.75	1.08	1.05
Net charge-offs as a % of average loans	0.18%	0.27%	0.45%	0.85%	1.12%
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
All residential mortgage loans greater than 150-days past due are charged-down to the estimated value of the collateral, less anticipated selling costs. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process. For the home equity portfolio, all of the defaults represent full charge-offs, as there is no remaining equity, creating a lower delinquency rate but a higher NCO impact.
2015 versus 2014

NCOs decreased $37 million, or 30%, in 2015, primarily as a result of continued credit quality improvement in the CRE, home equity and residential mortgage portfolios. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

Market Risk
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.
Interest Rate Risk
OVERVIEW
Huntington actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The interest rate risk process is designed to compare income simulations under different market scenarios designed to alter the direction, magnitude, and speed of interest rate changes, as well as the slope of the yield curve. These scenarios are designed to illustrate the embedded optionality in the balance sheet from, among other things, faster or slower mortgage, and mortgage backed securities prepayments, and changes in funding mix.
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

Table 18 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-2.0%	-4.0%
December 31, 2015	-0.3%	0.7%	0.3%
December 31, 2014	-0.2%	0.5%	0.2%
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
Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at December 31, 2015, shows that Huntington’s earnings are not particularly sensitive to these types of changes in interest rates over the next year. In the recent period, while the amount of fixed rate assets, primarily auto loans and securities, increased, NII at Risk was not meaningfully impacted.
As of December 31, 2015, Huntington had $8.2 billion of notional value in receive fixed-generic asset conversion swaps used for asset and liability management purposes. In January 2016, $1.9 billion of notional value of these swaps were terminated. The remaining $6.4 billion of notional value will mature as follows: $3.0 billion in 2016, $3.3 billion in 2017, and $0.1 billion in 2018.

Table 19 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-5.0%	-12.0%
December 31, 2015	-0.4%	-0.5%	-2.1%
December 31, 2014	-0.6%	0.4%	-1.5%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.
Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at December 31, 2015 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. When interest rates rise, fixed rate liabilities generally increase economic value; the longer the duration, the greater the value gained. The opposite is true when interest rates fall. The EVE at risk reported as of December 31, 2015 for the +200 basis points scenario shows a more liability sensitive position compared with December 31, 2014. The primary factors contributing to this change were the growth of longer duration HQLA in preparation for LCR compliance and an increase in Automobile loans, offset somewhat by the growth of both Consumer and Commercial deposit balances.

MSRs
(This section should be read in conjunction with Note 6 of Notes to the Consolidated Financial Statements.)
At December 31, 2015, we had a total of $161 million of capitalized MSRs representing the right to service $16.2 billion in mortgage loans. Of this $161 million, $18 million was recorded using the fair value method and $143 million was recorded using the amortization method.
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
Price Risk
Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiary, foreign exchange positions, equity investments, and investments in securities backed by mortgage loans. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held.

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
The composition and maturity of the portfolio is presented on the following two tables:

Table 20 - Available-for-sale and other securities Portfolio Summary at Fair Value

(dollar amounts in thousands)	At December 31,
	2015	2014	2013
U.S. Treasury, Federal agency, and other agency securities	$4,643,073	$5,679,696	$3,937,713
Other	4,132,368	3,704,974	3,371,040
Total available-for-sale and other securities	$8,775,441	$9,384,670	$7,308,753
Duration in years (1)	5.2	3.9	4.2

(1)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 21 - Available-for-sale and other securities Portfolio Composition and Maturity

(dollar amounts in thousands)	At December 31, 2015
	Amortized
	Cost	Fair Value	Yield (1)
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$—	$—	—%
After 1 year through 5 years	5,457	5,472	1.20
After 5 years through 10 years	—	—	—
After 10 years	—	—	—
Total U.S. Treasury	5,457	5,472	1.20
Federal agencies: mortgage-backed securities:
1 year or less	51,146	51,050	1.76
After 1 year through 5 years	111,655	113,393	2.49
After 5 years through 10 years	254,397	257,765	2.80
After 10 years	4,088,120	4,099,480	2.39
Total Federal agencies: mortgage-backed securities	4,505,318	4,521,688	2.41
Other agencies:
1 year or less	801	805	1.70
After 1 year through 5 years	9,101	9,395	3.00
After 5 years through 10 years	105,174	105,713	2.44
After 10 years	—	—	—
Total other agencies	115,076	115,913	2.48
Total U.S. Treasury, Federal agency, and other agency securities	4,625,851	4,643,073	2.41
Municipal securities:
1 year or less	281,644	280,823	2.70

After 1 year through 5 years	587,664	587,345	2.81
After 5 years through 10 years	1,053,502	1,048,550	3.01
After 10 years	509,133	539,678	4.48
Total municipal securities	2,431,943	2,456,396	3.24
Asset-backed securities:
1 year or less	—	—	—
After 1 year through 5 years	110,115	109,300	2.37
After 5 years through 10 years	128,342	128,208	2.23
After 10 years	662,602	623,905	2.36
Total asset-backed securities	901,059	861,413	2.34
Corporate debt:
1 year or less	300	302	3.38
After 1 year through 5 years	356,513	360,653	3.19
After 5 years through 10 years	107,394	105,522	3.06
After 10 years	—	—	—
Total corporate debt	464,207	466,477	3.16
Other:
1 year or less	—	—	—
After 1 year through 5 years	3,950	3,898	2.60
After 5 years through 10 years	—	—	—
After 10 years	—	—	—
Non-marketable equity securities (2)	332,786	332,786	5.06
Mutual funds	10,604	10,604	N/A
Marketable equity securities (3)	523	794	N/A
Total other	347,863	348,082	4.87
Total available-for-sale and other securities	$8,770,923	$8,775,441	2.77%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.

(2)
Consists of FHLB and FRB restricted stock holding carried at par. For 2016, the Federal Reserve reduced the dividend rate on FRB stock from 6% to the current 10-year Treasury rate for banks with more than $10 billion in assets.

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

Table 22 - Expected Life of Investment Securities

(dollar amounts in thousands)	At December 31, 2015
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$491,858	$487,380	$—	$—
After 1 year through 5 years	3,484,392	3,506,676	1,332,311	1,325,633
After 5 years through 10 years (1)	3,881,010	3,850,350	4,669,051	4,652,433
After 10 years	569,748	586,851	158,228	157,392
Other securities	343,915	344,184	—	—
Total	$8,770,923	$8,775,441	$6,159,590	$6,135,458

(1) The average duration of the securities with an average life of 5 years to 10 years is 5.43 years
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At December 31, 2015, these core deposits funded 73% of total assets (102% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances and were $16 million and $19 million at December 31, 2015 and December 31, 2014, respectively.
The following tables reflect contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs as well as other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2015.

Table 23 - Maturity Schedule of time deposits, brokered deposits, and negotiable CDs

(dollar amounts in millions)	At December 31, 2015
	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$3,002	$65	$58	$320	$3,445
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$3,107	$174	$185	$470	$3,936
The following table reflects deposit composition detail for each of the last five years:

Table 24 - Deposit Composition

(dollar amounts in millions)	At December 31,
	2015		2014		2013		2012		2011
By Type:
Demand deposits—noninterest-bearing	$16,480	30%	$15,393	30%	$13,650	29%	$12,600	27%	$11,158	26%
Demand deposits—interest-bearing	7,682	14	6,248	12	5,880	12	6,218	13	5,722	13
Money market deposits	19,792	36	18,986	37	17,213	36	14,691	32	13,117	30
Savings and other domestic deposits	5,246	9	5,048	10	4,871	10	5,002	11	4,698	11
Core certificates of deposit	2,382	4	2,936	5	3,723	8	5,516	12	6,513	15
Total core deposits:	51,582	93	48,611	94	45,337	95	44,027	95	41,208	95
Other domestic deposits of $250,000 or more	501	1	198	—	274	1	354	1	390	1
Brokered deposits and negotiable CDs	2,944	5	2,522	5	1,580	3	1,594	3	1,321	3
Deposits in foreign offices	268	1	401	1	316	1	278	1	361	1
Total deposits	$55,295	100%	$51,732	100%	$47,507	100%	$46,253	100%	$43,280	100%
Total core deposits:
Commercial	$24,474	47%	$22,725	47%	$19,982	44%	$18,358	42%	$16,366	40%
Consumer	27,108	53	25,886	53	25,355	56	25,669	58	24,842	60
Total core deposits	$51,582	100%	$48,611	100%	$45,337	100%	$44,027	100%	$41,208	100%
The following table reflects short-term borrowings detail for each of the last three years:

Table 25 - Federal Funds Purchased and Repurchase Agreements

(dollar amounts in thousands)	At December 31,
	2015	2014	2013
Weighted average interest rate at year-end
Federal Funds purchased and securities sold under agreements to repurchase	0.13%	0.08%	0.06%
Federal Home Loan Bank advances	—	0.14	0.02
Other short-term borrowings	0.27	1.11	2.59
Maximum amount outstanding at month-end during the year
Federal Funds purchased and securities sold under agreements to repurchase	$1,119,771	$1,491,350	$787,127
Federal Home Loan Bank advances	1,850,000	2,375,000	1,800,000
Other short-term borrowings	42,793	56,124	19,497
Average amount outstanding during the year
Federal Funds purchased and securities sold under agreements to repurchase	$783,952	$987,156	$692,481
Federal Home Loan Bank advances	541,781	1,753,045	702,262
Other short-term borrowings	20,001	20,797	7,815
Weighted average interest rate during the year
Federal Funds purchased and securities sold under agreements to repurchase	0.06%	0.07%	0.08%
Federal Home Loan Bank advances	0.16	0.06	0.04
Other short-term borrowings	1.17	1.63	1.79
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

Table 26 - Federal Reserve Bank and FHLB Borrowing Capacity

(dollar amounts in billions)	At December 31,
	2015	2014
Loans and securities pledged:
Federal Reserve Bank	$8.3	$9.7
FHLB	9.2	8.3
Total loans and securities pledged	$17.5	$18.0
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$13.6	$12.5
(For further information related to debt issuances please see Note 10 of the Notes to Consolidated Financial Statements.)
At December 31, 2015, total wholesale funding was $10.9 billion, an increase from $10.0 billion at December 31, 2014. The increase from prior year-end primarily relates to an increase in long-term debt, partially offset by a decrease in FHLB advances and short-term borrowings.
Liquidity Coverage Ratio
At December 31, 2015, we believe the Bank had sufficient liquidity to be in compliance with the LCR requirements and to meet its cash flow obligations for the foreseeable future.

Table 27 - Maturity Schedule of Commercial Loans

(dollar amounts in millions)	At December 31, 2015
	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$4,932	$12,802	$2,826	$20,560	80%
Commercial real estate—construction	76	575	380	1,031	4
Commercial real estate—commercial	3,148	927	162	4,237	16
Total	$8,156	$14,304	$3,368	$25,828	100%
Variable-interest rates	$6,925	$9,783	$2,166	$18,874	73%
Fixed-interest rates	1,231	4,521	1,202	6,954	27
Total	$8,156	$14,304	$3,368	$25,828	100%
Percent of total	32%	55%	13%	100%
At December 31, 2015, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $2.6 billion. There were no securities of a single issuer, which are not governmental that exceeded 10% of shareholders’ equity at December 31, 2015.
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
At December 31, 2015 and December 31, 2014, the parent company had $0.9 billion and $0.7 billion, respectively, in cash and cash equivalents.
On January 20, 2016, the board of directors declared a quarterly common stock cash dividend of $0.07 per common share. The dividend is payable on April 1, 2016, to shareholders of record on March 18, 2016. Based on the current quarterly dividend of $0.07 per common share, cash demands required for common stock dividends are estimated to be approximately $56 million per quarter. On January 20, 2016, the board of directors declared a quarterly Series A and Series B Preferred Stock dividend payable on April 15, 2016 to shareholders of record on April 1, 2016. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $8 million per quarter. Cash demands required for Series B Preferred Stock are expected to be less than $1 million per quarter.

During the fourth quarter, the Bank paid dividends of $154 million to the holding company. The Bank declared a dividend to the holding company of $174 million in the first quarter of 2016. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits the parent company to issue an unspecified amount of debt or equity securities.

On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit
Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction valued at approximately $3.4 billion based on the closing stock price on the day preceding the announcement. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation. Considering this potential obligation, and expected quarterly dividend payments, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 20 for more information.

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
STANDBY LETTERS-OF-CREDIT
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 20 for more information.
COMMITMENTS TO SELL LOANS
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we have commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 20 for more information.
We believe that off-balance sheet arrangements are properly considered in our liquidity risk management process.

Table 28 - Contractual Obligations (1)

(dollar amounts in millions)	At December 31, 2015
	One Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$48,573	$—	$—	$—	$48,573
Certificates of deposit and other time deposits	5,565	933	161	63	6,722
Short-term borrowings	615	—	—	—	615
Long-term debt	1,097	3,619	1,973	333	7,022
Operating lease obligations	53	95	82	191	421
Purchase commitments	80	73	17	6	176

(1)	Amounts do not include associated interest payments.

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
Our objective for managing cyber security risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to plan and execute on its own goals. To this end we employ a set of defense in-depth strategies, which include efforts to make Huntington less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cyber security may be escalated to our board-level Technology Committee, as appropriate. As a complement to the overall cyber security risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third-party services to test the effectiveness of our cyber security risk management framework, and any such third parties are required to comply with our policies regarding information security and confidentiality.
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
The goal of this framework is to implement effective operational risk techniques and strategies; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
Compliance Risk
Financial institutions are subject to many laws, rules, and regulations at both the federal and state levels. In September 2014, for example, the Office of the Comptroller of the Currency issued its final rule formalizing its “heightened expectations” supervisory regime for the largest federally chartered depository institutions, including Huntington, to improve risk management and ensure boards can challenge decisions made by management. These broad-based laws, rules and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. Additionally, the volume and complexity of recent regulatory changes have increased our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Additionally, colleagues engaged in lending activities receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and/or other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.
Capital
(This section should be read in conjunction with the Regulatory Matters section included in Part 1, Item 1 and Note 21 of the Notes to Consolidated Financial Statements.)
Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
Regulatory Capital
Beginning in the 2015 first quarter, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the common CET1 on a Basel III basis, which we use to measure capital adequacy.

Table 29 - Capital Under Current Regulatory Standards (transitional Basel III basis)
(dollar amounts in millions except per share amounts)
At December 31,
2015
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$6,595
Regulatory capital adjustments:
Shareholders’ preferred equity	(386)
Accumulated other comprehensive loss (income) offset	226
Goodwill and other intangibles, net of taxes	(695)
Deferred tax assets that arise from tax loss and credit carryforwards	(19)
Common equity tier 1 capital	5,721
Additional tier 1 capital
Shareholders’ preferred equity	386
Qualifying capital instruments subject to phase-out	76
Other	(29)
Tier 1 capital	6,154
LTD and other tier 2 qualifying instruments	563
Qualifying allowance for loan and lease losses	670
Tier 2 capital	1,233
Total risk-based capital	$7,387
Risk-weighted assets (RWA)	$58,420
Common equity tier 1 risk-based capital ratio	9.79%
Other regulatory capital data:
Tier 1 leverage ratio	8.79
Tier 1 risk-based capital ratio	10.53
Total risk-based capital ratio	12.64
Tangible common equity / RWA ratio	9.41

Table 30 - Capital Adequacy—Non-Regulatory
(dollar amounts in millions)
	At December 31,
	2015	2014	2013	2012	2011
Consolidated capital calculations:
Common shareholders’ equity	$6,209	$5,942	$5,704	$5,393	$5,030
Preferred shareholders’ equity	386	386	386	386	386
Total shareholders’ equity	6,595	6,328	6,090	5,779	5,416
Goodwill	(677)	(523)	(444)	(444)	(444)
Other intangible assets	(55)	(75)	(93)	(132)	(175)
Other intangible asset deferred tax liability (1)	19	26	33	46	61
Total tangible equity	5,882	5,756	5,586	5,249	4,858
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Total tangible common equity	$5,496	$5,370	$5,200	$4,863	$4,472
Total assets	$71,045	$66,298	$59,467	$56,141	$54,449
Goodwill	(677)	(523)	(444)	(444)	(444)
Other intangible assets	(55)	(75)	(93)	(132)	(175)
Other intangible asset deferred tax liability (1)	19	26	33	46	61
Total tangible assets	$70,332	$65,726	$58,963	$55,611	$53,891
Tier 1 capital (2)	N.A.	$6,266	$6,100	$5,741	$5,557
Preferred shareholders’ equity	N.A.	(386)	(386)	(386)	(386)
Trust-preferred securities	N.A.	(304)	(299)	(299)	(532)
REIT-preferred stock	N.A.	—	—	(50)	(50)
Tier 1 common equity (2)	N.A.	$5,576	$5,415	$5,006	$4,589
Risk-weighted assets (RWA) (2)	N.A.	$54,479	$49,690	$47,773	$45,891
Tier 1 common equity / RWA ratio (2)	N.A.	10.23%	10.90%	10.48%	10.00%
Tangible equity / tangible asset ratio	8.36%	8.76	9.47	9.44	9.01
Tangible common equity / tangible asset ratio	7.81	8.17	8.82	8.74	8.30

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Ratios are calculated on a Basel I basis.

N.A.
On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past five years:

Table 31 - Regulatory Capital Data (1)
(dollar amounts in millions)
		At December 31,
		Basel III	Basel I
		2015	2014	2013	2012	2011
Total risk-weighted assets	Consolidated	$58,420	$54,479	$49,690	$47,773	$45,891
	Bank	58,351	54,387	49,609	47,676	45,651
Common equity tier 1 risk-based capital	Consolidated	5,721	N.A.	N.A.	N.A.	N.A.
	Bank	5,519	N.A.	N.A.	N.A.	N.A.
Tier 1 risk-based capital	Consolidated	6,154	6,266	6,100	5,741	5,557
	Bank	5,735	6,136	5,682	5,003	4,245
Tier 2 risk-based capital	Consolidated	1,233	1,122	1,139	1,187	1,221
	Bank	1,115	820	838	1,091	1,508
Total risk-based capital	Consolidated	7,387	7,388	7,239	6,928	6,778
	Bank	6,851	6,956	6,520	6,094	5,753
Tier 1 leverage ratio	Consolidated	8.79%	9.74%	10.67%	10.36%	10.28%
	Bank	8.21	9.56	9.97	9.05	7.89
Common equity tier 1 risk-based capital ratio	Consolidated	9.79	N.A.	N.A.	N.A.	N.A.
	Bank	9.46	N.A.	N.A.	N.A.	N.A.
Tier 1 risk-based capital ratio	Consolidated	10.53	11.50	12.28	12.02	12.11
	Bank	9.83	11.28	11.45	10.49	9.30
Total risk-based capital ratio	Consolidated	12.64	13.56	14.57	14.50	14.77
	Bank	11.74	12.79	13.14	12.78	12.60

(1)
On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. Amounts presented prior to January 1, 2015 are calculated using the Basel I capital requirements.

At December 31, 2015, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB. All capital ratios were impacted by the repurchase of 23 million common shares in 2015.
Shareholders’ Equity
We generate shareholders’ equity primarily through the retention of earnings, net of dividends and share repurchases. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.6 billion at December 31, 2015, an increase of $0.3 billion when compared with December 31, 2014.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our current capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
On January 20, 2016, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on April 1, 2016. Also, cash dividends of $0.07 per common share were declared on October 21, 2015. Cash dividends of $0.06 per share were declared on July 22, 2015, April 21, 2015 and January 22, 2015. Our 2015 capital plan to the FRB included the continuation of our current common dividend through the 2016 first quarter.
On January 20, 2016, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on April 15, 2016. Cash dividends of $21.25 per share were also declared on October 21, 2015, July 22, 2015, April 21, 2015 and January 22, 2015.

On January 20, 2016, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $8.31 per share. The dividend is payable on April 15, 2016. Also, cash dividends of $7.55 per share, $7.47 per share, $7.44 per share and $7.38 per share were declared on October 21, 2015, July 22, 2015, April 21, 2015 and January 22, 2015, respectively.
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
On March 11, 2015, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the FRB in January 2015. These actions included a 17% increase in the quarterly dividend per common share to $0.07, starting in the fourth quarter of 2015, and the potential repurchase of up to $366 million of common stock over the five-quarter period through the second quarter of 2016. During 2015, we repurchased 23 million shares, with a weighted average price of $10.93. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. We have approximately $166 million remaining under the current authorization.
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation. As a result of the announcement, Huntington no longer has the intent to repurchase shares under the current authorization.

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
Net Income by Business Segment
The segregation of net income by business segment for the past three years is presented in the following table:

Table 32 - Net Income (Loss) by Business Segment

(dollar amounts in thousands)	Year ended December 31,
	2015	2014	2013
Retail and Business Banking	$258,664	$172,199	$128,973
Commercial Banking	188,802	152,653	129,962
AFCRE	164,778	196,377	220,433
RBHPCG	9,310	22,010	39,502
Home Lending	(4,570)	(19,727)	2,670
Treasury / Other	75,973	108,880	119,742
Net income	$692,957	$632,392	$641,282
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
CONSUMER OCR PERFORMANCE
For consumer OCR performance there are three key performance metrics: (1) the number of checking account households, (2) product penetration by number of services, and (3) the revenue generated from the consumer households of all business segments.
The growth in consumer checking account number of households is a result of both new sales of checking accounts and improved retention of existing checking account households. The overall objective is to grow the number of households, along with an increase in product penetration.
We use the checking account as a measure since it typically represents the primary banking relationship product. We count additional services by type, not number of services. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing 6+ services is viewed to be more profitable and loyal. The overall objective, therefore, is to decrease the percentage of 1-5 services per consumer checking account household, while increasing the percentage of those with 6+ or more services.
The following table presents consumer checking account household OCR metrics:

Table 33 - Consumer Checking Household OCR Cross-sell Report

	Year ended December 31
	2015	2014	2013
Number of households (1) (3) (4)	1,511,474	1,454,402	1,324,971
Product Penetration by Number of Services (2)
1 Service	2.6%	2.8%	3.0%
2-3 Services	16.4	17.9	19.2
4-5 Services	29.1	29.9	30.2
6+ Services	51.9	49.4	47.6
Total revenue (in millions)	$1,123	$1,017	$948

(1)	Checking account required.

(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

(3)	On March 1, 2014, Huntington acquired 9,904 Camco Financial households.

(4)	On September 12, 2014, Huntington acquired 37,939 Bank of America households.
Our emphasis on cross-sell, coupled with customers being attracted to the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free CheckingTM, are having a positive effect. The percent of consumer households with 6 or more product services at the end of 2015 was 51.9%, up from 49.4% at the end of last year. For 2015, consumer checking account households grew 4%. Total consumer checking account household revenue in 2015 was $1.1 billion, up $106 million, or 10%, from 2014.
COMMERCIAL OCR PERFORMANCE
For commercial OCR performance, there are three key performance metrics: (1) the number of checking account commercial relationships, (2) product penetration by number of services, and (3) the revenue generated. Commercial relationships include relationships from all business segments.
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
The following table presents commercial relationship OCR metrics:

Table 34 - Commercial Relationship OCR Cross-sell Report

	Year ended December 31,
	2015	2014	2013
Commercial Relationships (1)	168,774	164,726	159,716
Product Penetration by Number of Services (2)
1 Service	13.7%	15.7%	21.1%
2-3 Services	42.0	42.4	41.4
4+ Services	44.3	41.9	37.5
Total revenue (in millions)	$890	$851	$739

(1)	Checking account required.

(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.
By focusing on targeted relationships we are able to achieve higher product service penetration among our commercial relationships, and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with 4 or more product services at the end of 2015 was 44.3%, up from 41.9% at the end of last year. Total commercial relationship revenue in 2015 was $890 million, up $39 million, or 5%, from 2014.

Retail and Business Banking

Table 35 - Key Performance Indicators for Retail and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2014
	2015	2014	Amount	Percent	2013
Net interest income	$1,030,238	$912,992	$117,246	13%	$902,526
Provision for credit losses	42,828	75,529	(32,701)	(43)	137,978
Noninterest income	440,261	409,746	30,515	7	398,065
Noninterest expense	1,029,727	982,288	47,439	5	964,193
Provision for income taxes	139,280	92,722	46,558	50	69,447
Net income	$258,664	$172,199	$86,465	50%	$128,973
Number of employees (average full-time equivalent)	5,449	5,239	210	4%	5,212
Total average assets (in millions)	$15,645	$14,861	$784	5	$14,371
Total average loans/leases (in millions)	13,637	13,034	603	5	12,638
Total average deposits (in millions)	30,138	29,023	1,115	4	28,309
Net interest margin	3.49%	3.19%	0.30%	9	3.22%
NCOs	$62,721	$90,628	$(27,907)	(31)	$131,377
NCOs as a % of average loans and leases	0.46%	0.70%	(0.24)%	(34)	1.04%
2015 vs. 2014
Retail and Business Banking reported net income of $259 million in 2015. This was an increase of $86 million, or 50%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$1.1 billion, or 4%, increase in total average deposits and a 23 basis point increase in deposit spreads, as a result of an increase in the funds transfer price rates assigned to deposits.

•
$0.6 billion or 5%, increase in total average loans combined with a 10 basis point increase in loan spreads, as a result of a reduction in the funds transfer price rates assigned to loans and improved effective rates.

The decrease in the provision for credit losses from the year-ago period reflected:

•	$28 million, or 31%, decrease in NCOs, and updated assumptions made to the ACL estimation process.
The increase in total average loans and leases from the year-ago period reflected:

•	$0.3 billion, or 7%, increase in commercial loans, primarily due to the impact of core portfolio growth.

•
$0.3 billion, or 4%, increase in consumer loans, primarily due to growth in home equity lines of credit, credit card, and residential mortgages, as well as the impact of the Camco acquisition in the 2014 first quarter.

The increase in total average deposits from the year-ago period reflected:

•	$0.6 billion in combined deposit growth due to household growth, the Camco acquisition in the 2014 first quarter and the Bank of America branch acquisition in the 2014 third quarter.

•	$0.3 billion deposit growth from our In-store branch network.
The increase in noninterest income from the year-ago period reflected:

•	$14 million, or 14%, increase in cards and payment processing income, primarily due to higher debit and credit card-related transaction volumes and an increase in the number of households.

•	$9 million, or 60%, increase in mortgage banking income, primarily driven by increased referrals to Home Lending due to an improved mortgage refinance market.

•	$7 million, or 41%, increase in gain on sale of loans, primarily due to increased SBA loan sale volumes.
The increase in noninterest expense from the year-ago period reflected:

•
$28 million, or 10%, increase in personnel costs, primarily due to the Bank of America branch acquisition in the 2014 third quarter and the Camco acquisition in the 2014 first quarter, along with the expansion of our In-store branch network. The increase also reflects additional cost from increased employee benefit expense and annual merit salary adjustments and incentives.

•
$19 million, or 4%, increase in other noninterest expense, primarily reflecting an increase in allocated overhead expense and additional expense related to the Bank of America branch and the Camco acquisitions.

•	$7 million, or 16%, increase in outside data processing and other services expense, mainly the result of transaction volumes associated with debit and credit card activity.

•	$4 million, or 8%, increase in marketing, primarily due to direct mail campaigns in 2015.
Partially offset by:

•	$11 million, or 41%, decrease in amortization of intangibles, reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition.
2014 vs. 2013
Retail and Business Banking reported net income of $172 million in 2014, compared with a net income of $129 million in 2013. The $43 million increase included a $62 million, or 45%, decrease in provision for credit losses, a $12 million, or 3%, increase noninterest income, and a $10 million, or 1%, increase in net interest income partially offset by a $23 million, or 34%, increase in provision for income taxes and a $18 million, or 2%, increase in noninterest expense.

Commercial Banking

Table 36 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2014
	2015	2014	Amount	Percent	2013
Net interest income	$365,181	$306,434	$58,747	19%	$281,461
Provision for credit losses	49,460	31,521	17,939	57	27,464
Noninterest income	258,191	209,238	48,953	23	200,573
Noninterest expense	283,448	249,300	34,148	14	254,629
Provision for income taxes	101,662	82,198	19,464	24	69,979
Net income	$188,802	$152,653	$36,149	24%	$129,962
Number of employees (average full-time equivalent)	1,136	1,026	110	11%	1,072
Total average assets (in millions)	$16,038	$14,145	$1,893	13	$11,821
Total average loans/leases (in millions)	12,757	11,901	856	7	10,804
Total average deposits (in millions)	11,246	10,207	1,039	10	9,429
Net interest margin	2.69%	2.53%	0.16%	6	2.72%
NCOs	$22,226	$7,852	$14,374	183	$(196)
NCOs as a % of average loans and leases	0.17	0.07	0.10%	143	—%
2015 vs. 2014
Commercial Banking reported net income of $189 million in 2015. This was an increase of $36 million, or 24%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$0.9 billion, or 7%, increase in average loans/leases.

•	$0.7 billion, or 77%, increase in average available-for-sale securities, primarily related to direct purchase municipal securities.

•	$1.0 billion, or 10%, increase in average total deposits.

•	16 basis point increase in the net interest margin due to a 19 basis point increase in the mix and yield on earning assets, primarily related to the Huntington Technology Finance acquisition.
The increase in the provision for credit losses from the year-ago period reflected:

•	A $14 million, or 183%, increase in NCOs, as well as growth in the commercial loan portfolio, and updated assumptions made to the ACL estimation process.
The increase in total average assets from the year-ago period reflected:

•
$1.0 billion, or 26%, increase in the Equipment Finance loan and bond financing portfolio, which primarily reflected our focus on developing vertical strategies in Huntington Public Capital, business aircraft, rail industry, lender finance, and syndications, as well as the 2015 first quarter acquisition of Huntington Technology Finance.

•	$0.3 billion, or 17%, increase in the Corporate Banking loan portfolio due to establishing relationships with targeted prospects within our footprint.

•
$0.2 billion, or 8%, increase in the specialty verticals loan and bond financing portfolio, driven primarily by $0.2 billion, or 32%, increase in the international loan portfolio consisting of discounted bankers acceptances and foreign insured receivables.

The increase in total average deposits from the year-ago period reflected:

•
$1.3 billion, or 13%, increase in core deposits, which primarily reflected a $0.8 billion, or 16%, increase in noninterest-bearing demand deposits. Middle market accounts, such as healthcare, contributed $0.6 billion of the overall balance growth, while large corporate accounts contributed $0.7 billion.

The increase in noninterest income from the year-ago period reflected:

•	$34 million, or 259%, increase in equipment and technology finance related fee income, primarily reflecting the 2015 first quarter acquisition of Huntington Technology Finance.

•
$6 million, or 11%, increase in service charges on deposit accounts and other treasury management related revenue, primarily due to growth in commercial card and merchant services revenue and cash management growth.

•	$5 million, or 15%, increase in commitment and other loan related fees, such as syndication fees.

•	$4 million, or 9%, increase in capital market fees.
The increase in noninterest expense from the year-ago period reflected:

•
$26 million, or 18%, increase in personnel expense, primarily reflecting the 2015 first quarter acquisition of Huntington Technology Finance. The increase also reflects additional cost from annual merit salary adjustments and incentives.

•	$15 million, or 945%, increase in operating lease expense from the 2015 first quarter acquisition of Huntington Technology Finance.
Partially offset by:

•	$8 million, or 20%, decrease in allocated overhead expense.
2014 vs. 2013
Commercial Banking reported net income of $153 million in 2014, compared with net income of $130 million in 2013. The $23 million increase included a $25 million, or 9%, increase in net interest income, a $9 million, or 4%, increase in noninterest income, and a $5 million, or 2%, decrease in noninterest expense partially offset by $12 million, or 17%, increase in provision for income taxes and a $4 million, or 15%, increase in provision for credit losses.

Automobile Finance and Commercial Real Estate

Table 37 - Key Performance Indicators for Automobile Finance and Commercial Real Estate
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2014
	2015	2014	Amount	Percent	2013
Net interest income	$381,189	$379,363	$1,826	—%	$366,508
Provision (reduction in allowance) for credit losses	4,931	(52,843)	57,774	N.R.	(82,269)
Noninterest income	29,257	26,628	2,629	10	46,819
Noninterest expense	152,010	156,715	(4,705)	(3)	156,469
Provision for income taxes	88,727	105,742	(17,015)	(16)	118,694
Net income	$164,778	$196,377	$(31,599)	(16)%	$220,433
Number of employees (average full-time equivalent)	298	271	27	10%	285
Total average assets (in millions)	$16,894	$14,591	$2,303	16	$12,981
Total average loans/leases (in millions)	15,812	14,224	1,588	11	12,391
Total average deposits (in millions)	1,496	1,204	292	24	1,039
Net interest margin	2.34%	2.61%	(0.27)%	(10)	2.82%
NCOs	$(8,028)	$2,100	$(10,128)	N.R.	$29,137
NCOs as a % of average loans and leases	(0.05)%	0.01%	(0.06)%	N.R.	0.24%

N.R. - Not relevant.
2015 vs. 2014
AFCRE reported net income of $165 million in 2015. This was a decrease of $32 million, or 16%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•
$1.1 billion, or 14%, increase in average automobile loans, primarily due to continued strong origination volume, which has exceeded $1.0 billion for each of the last 8 quarters. This increase was partially offset by the $0.8 billion automobile loan securitization and sale that was completed in the 2015 second quarter.

Partially offset by:

•
27 basis point decrease in the net interest margin, primarily due to a 25 basis point reduction in loan spreads. This decline continues to reflect the impact of competitive pricing pressures. Also, the prior year results included a $5 million recovery from the unexpected payoff of an acquired commercial real estate loan.

The increase in the provision for credit losses from the year-ago period reflected:

•	Growth in loan balances, as well as updated assumptions made to the ACL estimation process, partially offset by lower NCOs.
The increase in noninterest income from the year-ago period reflected:

•	$5 million increase in gain on sale of loans, primarily due to the $0.8 billion automobile loan securitization and sale completed in the 2015 second quarter.
Partially offset by:

•
$3 million, or 13%, decrease in other income, primarily due to amortization expense associated with community development related investments and lower auto loan servicing income, partially offset by fee income from sales of derivative products.

The decrease in noninterest expense from the year-ago period reflected:

•	$9 million, or 8%, decrease in other noninterest expense, primarily due to a decrease in allocated expenses.
Partially offset by:

•	$4 million, or 15%, increase in personnel costs, primarily due to a higher number of employees, resulting from higher production and business development activities, including community development.
2014 vs. 2013
AFCRE reported net income of $196 million in 2014, compared with a net income of $220 million in 2013. The $24 million decrease included a $29 million, or 36%, decrease in the reduction in allowance for credit losses, $20 million, or 43%, decrease in noninterest income partially offset by a $13 million, or 4%, increase in net interest income and a $13 million, or 11%, decrease in provision for income taxes.

Regional Banking and The Huntington Private Client Group

Table 38 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2014
	2015	2014	Amount	Percent	2013
Net interest income	$115,608	$101,839	$13,769	14%	$105,862
Provision (reduction in allowance) for credit losses	65	4,893	(4,828)	(99)	(5,376)
Noninterest income	153,160	173,550	(20,390)	(12)	186,430
Noninterest expense	254,380	236,634	17,746	7	236,895
Provision for income taxes	5,013	11,852	(6,839)	(58)	21,271
Net income	$9,310	$22,010	$(12,700)	(58)%	$39,502
Number of employees (average full-time equivalent)	977	1,022	(45)	(4)%	1,065
Total average assets (in millions)	$3,388	$3,812	$(424)	(11)	$3,732
Total average loans/leases (in millions)	2,948	2,894	54	2	2,832
Total average deposits (in millions)	7,272	6,029	1,243	21	5,765
Net interest margin	1.61%	1.75%	(0.14)%	(8)	1.90%
NCOs	$4,816	$8,143	$(3,327)	(41)	$11,094
NCOs as a % of average loans and leases	0.16%	0.28%	(0.12)%	(43)	0.39%
Total assets under management (in billions)—eop	$11.8	$14.8	$(3.0)	(20)	$16.7
Total trust assets (in billions)—eop	81.6	81.5	0.1	—	80.9

eop—End of Period.
2015 vs. 2014
RBHPCG reported net income of $9 million in 2015. This was a decrease of $13 million, or 58%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$1.2 billion, or 21%, increase in average total deposits, primarily due to growth in commercial money market deposits.
The decrease in the provision for credit losses reflected from the year-ago period reflected:

•	$3 million, or 41%, decrease in NCOs and updated assumptions made to the ACL estimation process.
The decrease in noninterest income from the year-ago period reflected:

•
$10 million, or 9%, decrease in trust services, primarily related to a decline in assets under management mainly from the decline in proprietary mutual funds following the 2014 second quarter transition of the fixed income and 2015 transition of the remaining Huntington Funds to a third-party and the movement of the fiduciary trust business to a more open architecture platform.

•
$6 million, or 14%, decrease in brokerage income, primarily reflecting a shift from upfront commission income to trailing commissions and an increase in the sale of new open architecture advisory products.

•	$3 million, or 30%, decrease in other noninterest income, primarily related to 2014 Huntington Community Development Corporation activity.

The increase in noninterest expense from the year-ago period reflected:

•	$27 million, or 45%, increase in other noninterest expense, primarily due to increased allocated product costs, losses, and proprietary mutual fund expense reimbursements.
Partially offset by:

•
$5 million, or 4%, decrease in personnel costs, primarily due to movement of certain trust personnel to corporate operations and reduced incentives related to the reduction in trust and brokerage income.

•	$2 million, or 9%, decrease in outside data processing and other services, primarily due to movement of trust system expenses to corporate operations.
2014 vs. 2013
RBHPCG reported net income of $22 million in 2014, compared with a net income of $40 million in 2013. The $17 million decrease included a $13 million, or 7%, decrease in noninterest income, a $10 million increase in provision for credit losses, and a $4 million, or 4%, decrease in net interest income. This was partially offset by a $9 million, or 44% decrease in provision for income taxes.

Home Lending

Table 39 - Key Performance Indicators for Home Lending
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2014
	2015	2014	Amount	Percent	2013
Net interest income	$65,884	$58,015	$7,869	14%	$51,839
Provision for credit losses	2,670	21,889	(19,219)	(88)	12,249
Noninterest income	87,021	69,899	17,122	24	106,006
Noninterest expense	157,266	136,374	20,892	15	141,489
Provision for income taxes	(2,461)	(10,622)	8,161	(77)	1,437
Net income (loss)	$(4,570)	$(19,727)	$15,157	(77)%	$2,670
Number of employees (average full-time equivalent)	982	971	11	1%	1,080
Total average assets (in millions)	$3,980	$3,810	$170	4	$3,676
Total average loans/leases (in millions)	3,387	3,298	89	3	3,116
Total average deposits (in millions)	351	292	59	20	355
Net interest margin	1.74%	1.61%	0.13%	8	1.50%
NCOs	$5,758	$15,900	$(10,142)	(64)	$17,266
NCOs as a % of average loans and leases	0.17%	0.48%	(0.31)%	(65)	0.55%
Mortgage banking origination volume (in millions)	$4,705	$3,558	$1,147	32	$4,418
2015 vs. 2014
Home Lending reported a net loss of $5 million in 2015. This was an improvement of $15 million, when compared to the year-ago period. The reduction in the net loss reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	13 basis point increase in the net interest margin, primarily due to an increase in loan spreads on consumer loans driven by lower funding costs.
The decrease in provision for credit losses from the year-ago period reflected:

•	$10 million, or 64%, decrease in NCOs and updated assumptions made to the ACL estimation process.
The increase in noninterest income from the year-ago period reflected:

•	$16 million, or 24%, increase in mortgage banking income, primarily due to production revenue driven by higher origination volume, partially offset by the impact of the net MSR hedge results.
The increase in noninterest expense from the year-ago period reflected:

•	$13 million, or 64%, increase in other noninterest expense, primarily due to higher allocated expenses related to volumes.

•	$10 million, or 12%, increase in personnel costs, primarily due to commission expense related to higher origination volume.
2014 vs. 2013
Home Lending reported a net loss of $20 million in 2014, compared to net income of $3 million in 2013. The $22 million decrease included a $36 million, or 34%, decrease in noninterest income and a $10 million, or 79%, increase in provision for credit losses partially offset by a $12 million increase in benefit from income taxes, $6 million, or 12%, increase in net interest income, and a $5 million, or 4%, decrease in noninterest expense.
RESULTS FOR THE FOURTH QUARTER
Earnings Discussion
In the 2015 fourth quarter, we reported net income of $178 million, an increase of $15 million, or 9%, from the 2014 fourth quarter. Earnings per common share for the 2015 fourth quarter were $0.21, an increase of $0.02 from the year-ago quarter.

Table 40 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in millions, except per share amounts)
	Impact(1)
Three Months Ended:	Amount	EPS(2)
December 31, 2015—GAAP net income	$178	$0.21
Franchise repositioning related expense	(8)	(0.01)
Mergers and acquisitions, net gains(3)	—	—
December 31, 2014—GAAP net income	$164	$0.19
Net additions to litigation reserve	(12)	(0.01)
Franchise repositioning related expense	(9)	(0.01)

(1)	Favorable (unfavorable) impact on GAAP earnings; pretax unless otherwise noted.

(2)	After-tax. EPS is reflected on a fully diluted basis.

(3)	Noninterest expense and noninterest income was recorded related to the sale of HAA, HASI, and Unified, resulting in a net gain less than $1 million.
Net Interest Income / Average Balance Sheet

FTE net interest income for the 2015 fourth quarter increased $25 million, or 5%, from the 2014 fourth quarter. This reflected the benefit from the $5.0 billion, or 8%, increase in average earning assets partially offset by a 9 basis point reduction in the FTE NIM to 3.09%. Average earning asset growth included a $2.7 billion, or 6%, increase in average loans and leases and a $2.1 billion, or 17%, increase in average securities. The NIM contraction reflected a 4 basis point decrease related to the mix and yield of earning assets and 9 basis point increase in funding costs, partially offset by the 4 basis point increase in the benefit from noninterest-bearing funds.

Table 41 - Average Earning Assets - 2015 Fourth Quarter vs. 2014 Fourth Quarter
(dollar amounts in millions)
	Fourth Quarter		Change
	2015	2014	Amount	Percent
Loans/Leases
Commercial and industrial	$20,186	$18,880	$1,306	7%
Commercial real estate	5,266	5,084	182	4
Total commercial	25,452	23,964	1,488	6
Automobile	9,286	8,512	774	9
Home equity	8,463	8,452	11	—
Residential mortgage	6,079	5,751	328	6
Other consumer	547	413	134	32
Total consumer	24,375	23,128	1,247	5
Total loans/leases	49,827	47,092	2,735	6
Total securities	14,543	12,459	2,084	17
Loans held-for-sale and other earning assets	591	459	132	29
Total earning assets	$64,961	$60,010	$4,951	8%
Average earning assets for the 2015 fourth quarter increased $5.0 billion, or 8%, from the year-ago quarter, driven by:

•
$2.1 billion, or 17%, increase in average securities, primarily reflecting the additional investment in LCR Level 1 qualifying securities. The 2015 fourth quarter average balance also included $2.0 billion of direct purchase municipal instruments originated by our Commercial segment, up from $1.2 billion in the year-ago quarter.

•
$1.3 billion, or 7%, increase in average C&I loans and leases, primarily reflecting the $1.1 billion increase in asset finance, including the $0.8 billion of equipment finance leases acquired in the Huntington Technology Finance transaction in the 2015 first quarter.

•	$0.8 billion, or 9%, increase in average Automobile loans. The 2015 fourth quarter represented the eighth consecutive quarter of greater than $1.0 billion in originations.

•	$0.3 billion, or 6%, increase in average Residential mortgage loans.

Table 42 - Average Interest-Bearing Liabilities - 2015 Fourth Quarter vs. 2014 Fourth Quarter
(dollar amounts in millions)
	Fourth Quarter		Change
	2015	2014	Amount	Percent
Deposits
Demand deposits: noninterest-bearing	$17,174	$15,179	$1,995	13%
Demand deposits: interest-bearing	6,923	5,948	975	16
Total demand deposits	24,097	21,127	2,970	14
Money market deposits	19,843	18,401	1,442	8
Savings and other domestic deposits	5,215	5,052	163	3
Core certificates of deposit	2,430	3,058	(628)	(21)
Total core deposits	51,585	47,638	3,947	8
Other domestic deposits of $250,000 or more	426	201	225	112
Brokered deposits and negotiable CDs	2,929	2,434	495	20
Deposits in foreign offices	398	479	(81)	(17)
Total deposits	55,338	50,752	4,586	9
Short-term borrowings	524	2,683	(2,159)	(80)
Long-term debt	6,813	3,956	2,857	72
Total interest-bearing liabilities	$45,501	$42,212	$3,289	8%

Average total deposits for the 2015 fourth quarter increased $4.6 billion, or 9%, from the year-ago quarter, including a $3.9 billion, or 8%, increase in average total core deposits. The growth in average total core deposits more than fully funded the year-over-year increase in average total loans and leases. Average total interest-bearing liabilities increased $3.3 billion, or 8%, from the year-ago quarter. Year-over-year changes in average total deposits and average total debt included:

•
$3.0 billion, or 14%, increase in average total demand deposits, including a $2.0 billion, or 13%, increase in average noninterest-bearing demand deposits and a $1.0 billion, or 16%, increase in average interest-bearing demand deposits. The increase in average total demand deposits was comprised of a $2.1 billion, or 16%, increase in average commercial demand deposits and a $0.8 billion, or 11%, increase in average consumer demand deposits.

•	$1.4 billion, or 8%, increase in average money market deposits, reflecting continued banker focus across all segments on obtaining our customers’ full deposit relationship.

•
$0.7 billion, or 11%, increase in average total debt, reflecting a $2.9 billion, or 72%, increase in average long-term debt partially offset by a $2.2 billion, or 80%, reduction in average short-term borrowings. The increase in average long-term debt reflected the issuance of $3.1 billion of bank-level senior debt during 2015, including $0.9 billion during the 2015 fourth quarter, as well as $0.5 billion of debt assumed in the Huntington Technology Finance acquisition at the end of the 2015 first quarter.

•	$0.5 billion, or 20%, increase in average brokered deposits and negotiable CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.
Partially offset by:

•	$0.6 billion, or 21%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to low- and no-cost demand deposits and money market deposits.
Provision for Credit Losses

The provision for credit losses increased to $36 million in the 2015 fourth quarter compared to $2 million in the 2014 fourth quarter. The 2015 fourth quarter included approximately $10 million related to E&P firms. In addition, the year ago quarter included a higher than expected level of commercial recoveries and a decrease in CRE NALs.
Noninterest Income

Table 43 - Noninterest Income - 2015 Fourth Quarter vs. 2014 Fourth Quarter
(dollar amounts in thousands)
	Fourth Quarter		Change
	2015	2014	Amount	Percent
Service charges on deposit accounts	$72,854	$67,408	$5,446	8%
Cards and payment processing income	37,594	27,993	9,601	34
Mortgage banking income	31,418	14,030	17,388	124
Trust services	25,272	28,781	(3,509)	(12)
Insurance income	15,528	16,252	(724)	(4)
Brokerage income	14,462	16,050	(1,588)	(10)
Capital markets fees	13,778	13,791	(13)	—
Bank owned life insurance income	13,441	14,988	(1,547)	(10)
Gain on sale of loans	10,122	5,408	4,714	87
Securities gains (losses)	474	(104)	578	N.R.
Other income	37,272	28,681	8,591	30
Total noninterest income	$272,215	$233,278	$38,937	17%

N.R. - Not relevant.

Noninterest income for the 2015 fourth quarter increased $39 million, or 17%, from the year-ago quarter. The year-over-year increase primarily reflected:

•
$17 million, or 124%, increase in mortgage banking income, reflecting an $11 million increase in origination and secondary marketing revenues and a $5 million increase from net MSR hedging-related activities.

•	$10 million, or 34%, increase in cards and payment processing income, due to higher card related income and underlying customer growth.

•	$9 million, or 30%, increase in other income, including $6 million of operating lease income related to Huntington Technology Finance and the $3 million net gain on the sale of HAA, HASI, and Unified.

•
$5 million, or 8%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition including a 2% increase in commercial checking relationships and a 4% increase in consumer checking households.

•	$5 million, or 87%, increase in gain on sale of loans.
Partially offset by:

•
$4 million, or 12%, decrease in trust services, primarily related to our fiduciary trust businesses moving to a more open architecture platform and a decline in assets under management in proprietary mutual funds. During the 2015 fourth quarter, the Company closed the previously announced transactions to transition the Huntington Funds and to sell HAA, HASI, and Unified.

Noninterest Expense

Table 44 - Noninterest Expense - 2015 Fourth Quarter vs. 2014 Fourth Quarter
(dollar amounts in thousands)
	Fourth Quarter		Change
	2015	2014	Amount	Percent
Personnel costs	$288,861	$263,289	$25,572	10%
Outside data processing and other services	63,775	53,685	10,090	19
Equipment	31,711	31,981	(270)	(1)
Net occupancy	32,939	31,565	1,374	4
Marketing	12,035	12,466	(431)	(3)
Professional services	13,010	15,665	(2,655)	(17)
Deposit and other insurance expense	11,105	13,099	(1,994)	(15)
Amortization of intangibles	3,788	10,653	(6,865)	(64)
Other expense	41,542	50,868	(9,326)	(18)
Total noninterest expense	$498,766	$483,271	$15,495	3%
Number of employees (average full-time equivalent)	12,418	11,875	543	5%

Impacts of Significant Items:	Fourth Quarter
(dollar amounts in thousands)	2015	2014
Personnel costs	$2,332	$2,165
Outside data processing and other services	1,990	306
Equipment	110	2,003
Net occupancy	4,587	4,150
Marketing	—	14
Professional services	1,153	—
Other expense	318	11,644
Total noninterest expense adjustments	$10,490	$20,282

Adjusted Noninterest Expense (Non-GAAP):
(dollar amounts in thousands)	Fourth Quarter		Change
	2015	2014	Amount	Percent
Personnel costs	$286,529	$261,124	$25,405	10%
Outside data processing and other services	61,785	53,379	8,406	16
Equipment	31,601	29,978	1,623	5
Net occupancy	28,352	27,415	937	3
Marketing	12,035	12,452	(417)	(3)
Professional services	11,857	15,665	(3,808)	(24)
Deposit and other insurance expense	11,105	13,099	(1,994)	(15)
Amortization of intangibles	3,788	10,653	(6,865)	(64)
Other expense	41,224	39,224	2,000	5
Total adjusted noninterest expense	$488,276	$462,989	$25,287	5%
Reported noninterest expense for the 2015 fourth quarter increased $15 million, or 3%, from the year-ago quarter. Changes in reported noninterest expense primarily reflect:

•
$26 million, or 10%, increase in personnel costs, reflecting a $26 million increase in salaries related to annual merit increases, the addition of Huntington Technology Finance, and a 5% increase in the number of average full-time equivalent employees, largely related to the build-out of the in-store strategy.

•	$10 million, or 19%, increase in outside data processing and other services expense, primarily related to ongoing technology investments.
Partially offset by:

•
$9 million, or 18%, decrease in other expense, primarily reflecting the $12 million net increase to litigation reserves in the 2014 fourth quarter partially offset by $4 million of operating lease expense related to Huntington Technology Finance.

•	$7 million, or 64%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition at the end of the 2015 second quarter.
Provision for Income Taxes
The provision for income taxes in the 2015 fourth quarter was $56 million and $57 million in the 2014 fourth quarter. The effective tax rates for the 2015 fourth quarter and 2014 fourth quarter were 23.8% and 25.9%, respectively. At December 31, 2015, we had a net federal deferred tax asset of $7 million and a net state deferred tax asset of $43 million.
Credit Quality
NCOs

NCOs decreased $1 million, or 5%, to $22 million. NCOs represented an annualized 0.18% of average loans and leases in the current quarter compared to 0.20% in the year-ago quarter. The quarter's results were positively impacted by recovery activity in the C&I and CRE portfolios as a result of continued successful workout strategies. We continue to be pleased with the net charge-off performance across the entire portfolio, as we remain below our targeted range. Overall consumer credit metrics, led by the Home Equity portfolio continue to show an improving trend, while the commercial portfolios continue to experience some quarter-to-quarter volatility based on the absolute low level of problem loans.
NALs

Overall asset quality remains strong, with modest volatility based on the absolute low level of problem credits. NALs increased $71 million, or 24%, from the year-ago quarter to $372 million, or 0.74% of total loans and leases. The increase was primarily centered in the Commercial portfolio and was primarily comprised of several large energy-related relationships. NPAs increased $61 million, or 18%, from the year-ago quarter to $399 million, or 0.79% of total loans and leases and net OREO.
ACL
(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

The period-end ACL as a percentage of total loans and leases decreased to 1.33% from 1.40% a year ago, while the ACL as a percentage of period-end total NALs decreased to 180% from 222%. Management believes the level of the ACL is appropriate given the credit quality metrics and the current composition of the overall loan and lease portfolio.

Table 45 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Interest income	$544,153	$538,477	$529,795	$502,096
Interest expense	47,242	43,022	39,109	34,411
Net interest income	496,911	495,455	490,686	467,685
Provision for credit losses	36,468	22,476	20,419	20,591
Net interest income after provision for credit losses	460,443	472,979	470,267	447,094
Total noninterest income	272,215	253,119	281,773	231,623
Total noninterest expense	498,766	526,508	491,777	458,857
Income before income taxes	233,892	199,590	260,263	219,860
Provision for income taxes	55,583	47,002	64,057	54,006
Net income	178,309	152,588	196,206	165,854
Dividends on preferred shares	7,972	7,968	7,968	7,965
Net income applicable to common shares	$170,337	$144,620	$188,238	$157,889
Common shares outstanding
Average—basic	796,095	800,883	806,891	809,778
Average—diluted(2)	810,143	814,326	820,238	823,809
Ending	794,929	796,659	803,066	808,528
Book value per common share	$7.81	$7.78	$7.61	$7.51
Tangible book value per common share(3)	6.91	6.88	6.71	6.62
Per common share
Net income—basic	$0.21	$0.18	$0.23	$0.19
Net income—diluted	0.21	0.18	0.23	0.19
Cash dividends declared	0.07	0.06	0.06	0.06
Common stock price, per share
High(4)	$11.87	$11.90	$11.72	$11.30
Low(4)	10.21	10.00	10.67	9.63
Close	11.06	10.60	11.31	11.05
Average closing price	11.18	11.16	11.19	10.56
Return on average total assets	1.00%	0.87%	1.16%	1.02%
Return on average common shareholders’ equity	10.8	9.3	12.3	10.6
Return on average tangible common shareholders’ equity(5)	12.4	10.7	14.4	12.2
Efficiency ratio(6)	63.7	69.1	61.7	63.5
Effective tax rate	23.8	23.5	24.6	24.6
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.37%	3.42%	3.45%	3.38%
Interest expense	0.28	0.26	0.25	0.23
Net interest margin(7)	3.09%	3.16%	3.20%	3.15%
Revenue—FTE
Net interest income	$496,911	$495,455	$490,686	$467,685
FTE adjustment	8,425	8,168	7,962	7,560
Net interest income(7)	505,336	503,623	498,648	475,245
Noninterest income	272,215	253,119	281,773	231,623
Total revenue(7)	$777,551	$756,742	$780,421	$706,868

Table 46 - Selected Quarterly Income Statement, Capital, and Other Data (1)

	2015
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)(10)	$58,420	$57,839	$57,850	$57,840
Tier 1 leverage ratio (period end)(10)	8.79%	8.85%	8.98%	9.04%
Common equity tier 1 risk-based capital ratio(10)	9.79	9.72	9.65	9.51
Tier 1 risk-based capital ratio (period end)(10)	10.53	10.49	10.41	10.22
Total risk-based capital ratio (period end)(10)	12.64	12.70	12.62	12.48
Tangible common equity / tangible asset ratio(8)	7.81	7.89	7.91	7.95
Tangible equity / tangible asset ratio(9)	8.36	8.44	8.48	8.53
Tangible common equity / risk-weighted assets ratio(10)	9.41	9.48	9.32	9.25

Table 47 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Interest income	$507,625	$501,060	$495,322	$472,455
Interest expense	34,373	34,725	35,274	34,949
Net interest income	473,252	466,335	460,048	437,506
Provision for credit losses	2,494	24,480	29,385	24,630
Net interest income after provision for credit losses	470,758	441,855	430,663	412,876
Total noninterest income	233,278	247,349	250,067	248,485
Total noninterest expense	483,271	480,318	458,636	460,121
Income before income taxes	220,765	208,886	222,094	201,240
Provision for income taxes	57,151	53,870	57,475	52,097
Net income	163,614	155,016	164,619	153,274
Dividends on preferred shares	7,963	7,964	7,963	7,964
Net income applicable to common shares	$155,651	$147,052	$156,656	$145,310
Common shares outstanding
Average—basic	811,967	816,497	821,546	829,659
Average—diluted(2)	825,338	829,623	834,687	842,677
Ending	811,455	814,454	817,002	827,772
Book value per share	$7.32	$7.24	$7.17	$6.99
Tangible book value per share(3)	6.62	6.53	6.48	6.31
Per common share
Net income—basic	$0.19	$0.18	$0.19	$0.17
Net income —diluted	0.19	0.18	0.19	0.17
Cash dividends declared	0.06	0.05	0.05	0.05
Common stock price, per share
High(4)	$10.74	$10.30	$10.29	$10.01
Low(4)	8.80	9.29	8.89	8.72
Close	10.52	9.73	9.54	9.97
Average closing price	9.97	9.79	9.41	9.50
Return on average total assets	1.00%	0.97%	1.07%	1.01%
Return on average common shareholders’ equity	10.3	9.9	10.8	9.9
Return on average tangible common shareholders’ equity(5)	11.9	11.4	12.4	11.4
Efficiency ratio(6)	66.2	65.3	62.7	66.4
Effective tax rate	25.9	25.8	25.9	25.9
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.41%	3.44%	3.53%	3.53%
Interest expense	0.23	0.24	0.25	0.26
Net interest margin(7)	3.18%	3.20%	3.28%	3.27%
Revenue—FTE
Net interest income	$473,252	$466,335	$460,048	$437,506
FTE adjustment	7,522	7,506	6,637	5,885
Net interest income(7)	480,774	473,841	466,685	443,391
Noninterest income	233,278	247,349	250,067	248,485
Total revenue(7)	$714,052	$721,190	$716,752	$691,876

Table 48 - Selected Quarterly Income Statement, Capital, and Other Data (1)

	2014
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)(11)	$54,479	$53,239	$53,035	$51,120
Tier 1 leverage ratio(11)	9.74%	9.83%	10.01%	10.32%
Tier 1 risk-based capital ratio(11)	11.50	11.61	11.56	11.95
Total risk-based capital ratio(11)	13.56	13.72	13.67	14.13
Tier 1 common risk-based capital ratio(11)	10.23	10.31	10.26	10.60
Tangible common equity / tangible asset ratio(8)	8.17	8.35	8.38	8.63
Tangible equity / tangible asset ratio(9)	8.76	8.95	8.99	9.26
Tangible common equity / risk-weighted assets ratio(11)	9.86	9.99	9.99	10.22

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

(2)
For all quarterly periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Deferred tax liability related to other intangible assets is calculated assuming a 35% tax rate.

(4)	High and low stock prices are intra-day quotes obtained from Bloomberg.

(5)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

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

(10)	On January 1, 2015, we became subject to the Basel III capital requirements and the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.

(11)	Ratios are calculated on the Basel I basis.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, (2) changes in general economic, political, or industry conditions, uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board, volatility and disruptions in global capital and credit markets, (3) movements in interest rates, (4) competitive pressures on product pricing and services, (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy, (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements, (7) extended disruption of vital infrastructure, (8) the final outcome of significant litigation or adverse legal developments in the proceedings, and (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB.
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
Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures where management believes it to be helpful in understanding Huntington’s results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
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

Fully-Taxable Equivalent Basis

Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures.  Management believes net interest income on a FTE basis provides a more accurate picture of the interest margin for comparison purposes.  The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.  The FTE basis assumes a federal statutory tax rate of 35 percent. We encourage readers to consider the consolidated financial statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.

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
Allowance for Credit Losses
Our ACL of $0.7 billion at December 31, 2015, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.
Valuation of Financial Instruments
Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include certain loans held for sale, loans held for investment, available-for-sale and trading securities, certain securitized automobile loans, MSRs, derivatives, and certain short-term borrowings. At December 31, 2015, approximately $9.1 billion of our assets and $0.1 billion of our liabilities were recorded at fair value on a recurring basis. In addition to the above mentioned on-going fair value measurements, fair value is also used for recording business combinations and measuring other non-recurring financial assets and liabilities.
At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured at fair value. As necessary, assets or liabilities may be transferred within fair value hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.
Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined, using either internally developed or independent third-party valuation models, based on inputs that are either directly observable or derived from market data. These inputs include, but are not limited to, interest rate yield curves, option volatilities, or option adjusted spreads. Where neither quoted market prices nor observable market data are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation that market participants would use in determining the fair value of the asset or liability. The determination of appropriate unobservable inputs requires exercise of significant judgment. A significant portion of our assets and liabilities that are reported at fair value are measured based on quoted market prices or observable market/ independent inputs.
The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.
Municipal and asset-backed securities
The municipal securities portion that is classified as Level 3 uses significant estimates to determine the fair value of these securities which results in greater subjectivity. The fair value is determined by utilizing third-party valuation services. The third-party service provider reviews credit worthiness, prevailing market rates, analysis of similar securities, and projected cash flows. The third-party service provider also incorporates industry and general economic conditions into their analysis. Huntington evaluates the analysis provided for reasonableness.
Our private label CMO and CDO preferred securities portfolios are measured at fair value using a valuation methodology involving use of significant unobservable inputs and are thus, classified as Level 3 in the fair value hierarchy. The private label CMO securities portfolio is subjected to a monthly review of the projected cash flows, while the cash flows of our CDO preferred securities portfolio is reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.
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
CDO preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third-party pricing specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third-party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820.
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
If, based on the assessment, a derivative is not expected to be a highly effective hedge or it has ceased to be a highly effective hedge, hedge accounting is discontinued as of the quarter the hedge is not highly effective. As the statistical regression analysis requires the use of estimates regarding the amount and timing of future cash flows which are sensitive to significant changes in future periods based on changes in market rates; we consider this a critical accounting estimate.
Loans held for sale
Huntington has elected to apply the fair value option to certain residential mortgage loans that are classified as held for sale at origination. The fair value of such loans is estimated based on the inputs that include prices of mortgage backed securities adjusted for other variables such as, interest rates, expected credit defaults and market discount rates. The adjusted value reflects the price we expect to receive from the sale of such loans.
Certain consumer and commercial loans are classified as held for sale and are accounted for at the lower of amortized cost or fair value. The determination of fair value for these consumer loans is based on observable prices for similar products or discounted expected cash flows, which takes into consideration factors such as future interest rates, prepayment speeds, default and loss curves, and market discount rates.

Mortgage Servicing Rights
Retained rights to service mortgage loans are recognized as a separate and distinct asset at the time the loans are sold. Mortgage servicing rights (“MSRs”) are initially recorded at fair value at the time the related loans are sold and subsequently re-measured at each reporting date under either the fair value or amortization method. The election of the fair value or amortization method is made at the time each servicing asset is established. All newly created MSRs since 2009 are recorded using the amortization method. Any increase or decrease in fair value of MSRs accounted for under the fair value method, as well as any amortization and/or impairment of MSRs recorded under the amortization method, is reflected in earnings in the period that the changes occur. MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of an income approach valuation model. We use an independent third-party valuation model, which incorporates assumptions in estimating future cash flows. These assumptions include prepayment speeds, payoffs, and changes in valuation inputs and assumptions. The reasonableness of these pricing models is validated on a minimum of a quarterly basis by at least one independent external service broker valuation. Because the fair values of MSRs are significantly impacted by the use of estimates, the use of different assumptions can result in different estimated fair values of those MSRs.
Contingent Liabilities
We are a party to various claims, litigation, and legal proceedings resulting from ordinary business activities relating to our current and/or former operations. We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be more or less than the current estimate. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Litigation exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control.
Income Taxes
The calculation of our provision for income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues and any tax refunds and the net receivable balance is reported as a component of accrued income and other assets in our consolidated balance sheet; (2) our deferred federal and state income tax and related valuation accounts, reported as a component of accrued income and other assets, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal and state tax law.
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
From time-to-time, we engage in business transactions that may affect our tax liabilities. Where appropriate, we obtain opinions of outside experts and assess the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions, and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and/or results of operations. (See Note 16 of the Notes to Consolidated Financial Statements.)
Deferred Tax Assets
At December 31, 2015, we had a net federal deferred tax asset of $7 million and a net state deferred tax asset of $43 million. A valuation allowance is provided when it is more-likely-than-not some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the net deferred tax assets at December 31, 2015, other than a valuation allowance relating to state net operating loss carryovers.
Recent Accounting Pronouncements and Developments

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2015 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth under the heading of “Market Risk” in Item 7 (MD&A), which is incorporated by reference into this item.
Item 8: Financial Statements and Supplementary Data
Information required by this item is set forth in the Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements, which is incorporated by reference into this item.

REPORT OF MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2015, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Howell D. McCullough III – Senior Executive Vice President and Chief Financial Officer
February 17, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated

In our opinion, the accompanying consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Columbus, Ohio
February 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Columbus, Ohio

We have audited the accompanying consolidated balance sheet of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Columbus, Ohio
February 13, 2015

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands, except number of shares)	2015	2014
Assets
Cash and due from banks	$847,156	$1,220,565
Interest-bearing deposits in banks	51,838	64,559
Trading account securities	36,997	42,191
Loans held for sale	474,621	416,327
(includes $337,577 and $354,888 respectively, measured at fair value)(1)
Available-for-sale and other securities	8,775,441	9,384,670
Held-to-maturity securities	6,159,590	3,379,905
Loans and leases (includes $34,637 and $50,617 respectively, measured at fair value)(1)
Commercial and industrial loans and leases	20,559,834	19,033,146
Commercial real estate loans	5,268,651	5,197,403
Automobile loans	9,480,678	8,689,902
Home equity loans	8,470,482	8,490,915
Residential mortgage loans	5,998,400	5,830,609
Other consumer loans	563,054	413,751
Loans and leases	50,341,099	47,655,726
Allowance for loan and lease losses	(597,843)	(605,196)
Net loans and leases	49,743,256	47,050,530
Bank owned life insurance	1,757,668	1,718,436
Premises and equipment	620,540	616,407
Goodwill	676,869	522,541
Other intangible assets	54,978	74,671
Accrued income and other assets	1,845,597	1,807,208
Total assets	$71,044,551	$66,298,010
Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits—noninterest-bearing	$16,479,984	$15,393,226
Interest-bearing	38,547,587	35,937,873
Deposits in foreign offices	267,408	401,052
Deposits	55,294,979	51,732,151
Short-term borrowings	615,279	2,397,101
Long-term debt	7,067,614	4,335,962
Accrued expenses and other liabilities	1,472,073	1,504,626
Total liabilities	64,449,945	59,969,840
Commitments and contingencies (Note 20)
Shareholders’ equity
Preferred stock—authorized 6,617,808 shares;
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,506	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	7,970	8,131
Capital surplus	7,038,502	7,221,745
Less treasury shares, at cost	(17,932)	(13,382)
Accumulated other comprehensive loss	(226,158)	(222,292)
Retained (deficit) earnings	(594,067)	(1,052,324)
Total shareholders’ equity	6,594,606	6,328,170
Total liabilities and shareholders’ equity	$71,044,551	$66,298,010
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	796,969,694	813,136,321
Common shares outstanding	794,928,886	811,454,676
Treasury shares outstanding	2,040,808	1,681,645
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,006	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 17.
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2015	2014	2013
Interest and fee income:
Loans and leases	$1,759,525	$1,674,563	$1,629,939
Available-for-sale and other securities
Taxable	202,104	171,080	148,557
Tax-exempt	42,014	28,965	12,678
Held-to-maturity securities	86,614	88,724	50,214
Other	24,264	13,130	19,249
Total interest income	2,114,521	1,976,462	1,860,637
Interest expense
Deposits	82,175	86,453	116,241
Short-term borrowings	1,584	2,940	700
Federal Home Loan Bank advances	586	1,011	1,077
Subordinated notes and other long-term debt	79,439	48,917	38,011
Total interest expense	163,784	139,321	156,029
Net interest income	1,950,737	1,837,141	1,704,608
Provision for credit losses	99,954	80,989	90,045
Net interest income after provision for credit losses	1,850,783	1,756,152	1,614,563
Service charges on deposit accounts	280,349	273,741	271,802
Cards and payment processing income	142,715	105,401	92,591
Mortgage banking income	111,853	84,887	126,855
Trust services	105,833	115,972	123,007
Insurance income	65,264	65,473	69,264
Brokerage income	60,205	68,277	69,624
Capital markets fees	53,616	43,731	45,220
Bank owned life insurance income	52,400	57,048	56,419
Gain on sale of loans	33,037	21,091	18,171
Net gains on sales of securities	3,184	17,554	2,220
Impairment losses recognized in earnings on available-for-sale securities (a)	(2,440)	—	(1,802)
Other income	132,714	126,004	138,825
Total noninterest income	1,038,730	979,179	1,012,196
Personnel costs	1,122,182	1,048,775	1,001,637
Outside data processing and other services	231,353	212,586	199,547
Equipment	124,957	119,663	106,793
Net occupancy	121,881	128,076	125,344
Marketing	52,213	50,560	51,185
Professional services	50,291	59,555	40,587
Deposit and other insurance expense	44,609	49,044	50,161
Amortization of intangibles	27,867	39,277	41,364
Other expense	200,555	174,810	141,385
Total noninterest expense	1,975,908	1,882,346	1,758,003
Income before income taxes	913,605	852,985	868,756
Provision for income taxes	220,648	220,593	227,474
Net income	692,957	632,392	641,282
Dividends on preferred shares	31,873	31,854	31,869
Net income applicable to common shares	$661,084	$600,538	$609,413

Average common shares—basic	803,412	819,917	834,205
Average common shares—diluted	817,129	833,081	843,974
Per common share:
Net income—basic	$0.82	$0.73	$0.73
Net income—diluted	0.81	0.72	0.72
Cash dividends declared	0.25	0.21	0.19

(a)	The following OTTI losses are included in securities losses for the periods presented:

Total OTTI losses	$(3,144)	$—	$(1,870)
Noncredit-related portion of loss recognized in OCI	704	—	68
Net impairment credit losses recognized in earnings	$(2,440)	$—	$(1,802)
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Net income	$692,957	$632,392	$641,282
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	12,673	8,780	153
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	(19,757)	45,783	(77,593)
Total unrealized gains (losses) on available-for-sale securities	(7,084)	54,563	(77,440)
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	8,285	6,611	(65,928)
Change in accumulated unrealized losses for pension and other post-retirement obligations	(5,067)	(69,457)	80,176
Other comprehensive income (loss), net of tax	(3,866)	(8,283)	(63,192)
Comprehensive income	$689,091	$624,109	$578,090
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other	Retained
(all amounts in thousands, except for per share amounts)	Series A		Series B		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2015
Balance, beginning of year	363	$362,507	35	$23,785	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
Net income											692,957	692,957
Other comprehensive income (loss)										(3,866)		(3,866)
Repurchases of common stock					(23,036)	(230)	(251,614)					(251,844)
Cash dividends declared:
Common ($0.25 per share)											(200,197)	(200,197)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($29.84 per share)											(1,059)	(1,059)
Preferred share conversion		(1)					1					—
Recognition of the fair value of share-based compensation							51,415					51,415
Other share-based compensation activity					6,784	68	16,068				(2,644)	13,492
Other					86	1	887	(359)	(4,550)		13	(3,649)
Balance, end of year	363	$362,506	35	$23,785	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other	Retained
(all amounts in thousands, except for per share amounts)	Series A		Series B		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2014
Balance, beginning of year	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153
Net income											632,392	632,392
Other comprehensive income (loss)										(8,283)		(8,283)
Repurchase of common stock					(35,709)	(357)	(334,072)					(334,429)
Cash dividends declared:
Common ($0.21 per share)											(171,692)	(171,692)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($29.33 per share)											(1,041)	(1,041)
Shares issued pursuant to acquisition					8,694	87	91,577					91,664
Shares sold to HIP					276	3	2,594					2,597
Recognition of the fair value of share-based compensation							43,666					43,666
Other share-based compensation activity					6,752	68	17,219				(1,774)	15,513
Other					906	8	2,246	(351)	(3,739)		(72)	(1,557)
Balance, end of year	363	$362,507	35	$23,785	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other	Retained
(all amounts in thousands, except for per share amounts)	Series A		Series B		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2013
Balance, beginning of year	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,929,644)	$5,778,500
Net income											641,282	641,282
Other comprehensive income (loss)										(63,192)		(63,192)
Repurchase of common stock					(16,708)	(167)	(124,828)					(124,995)
Cash dividends declared:
Common ($0.19 per share)											(158,194)	(158,194)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($33.14 per share)											(1,055)	(1,055)
Recognition of the fair value of share-based compensation							37,007					37,007
Other share-based compensation activity					4,820	48	12,812				(873)	11,987
Other							(1,625)	(39)	1,278		(27)	(374)
Balance, end of year	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Operating activities
Net income	$692,957	$632,392	$641,282
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Impairment of goodwill	—	3,000	—
Provision for credit losses	99,954	80,989	90,045
Depreciation and amortization	341,281	332,832	281,545
Share-based compensation expense	51,415	43,666	37,007
Net gains on sales of securities	(3,184)	(17,554)	(2,220)
Impairment losses recognized in earnings on available-for-sale securities	2,440	—	1,802
Net Change in:
Trading account securities	5,194	(6,618)	55,632
Loans held for sale	53,765	(58,803)	127,368
Accrued income and other assets	(233,624)	(438,366)	10,500
Change in deferred income taxes	68,776	35,174	106,022
Accrued expense and other liabilities	(34,846)	282,074	(335,738)
Other, net	(10,766)	—	—
Net cash provided by (used for) operating activities	1,033,362	888,786	1,013,245
Investing activities
Decrease (increase) in interest-bearing deposits in banks	12,721	(7,516)	146,584
Net cash (paid) received in acquisitions	(457,836)	691,637	—
Proceeds from:
Maturities and calls of available-for-sale securities	1,907,669	1,480,505	1,414,114
Maturities of held-to-maturity securities	594,905	452,785	278,136
Sales of available-for-sale securities	163,224	1,152,907	410,106
Purchases of available-for-sale securities	(4,506,764)	(4,553,857)	(1,416,795)
Purchases of held-to-maturity securities	(379,351)	—	(2,081,373)
Net proceeds from sales of loans	1,304,309	353,811	459,006
Net loan and lease activity, excluding sales	(3,186,775)	(4,232,350)	(3,386,753)
Proceeds from sale of operating lease assets	2,227	17,591	10,227
Purchases of premises and equipment	(93,097)	(58,862)	(102,208)
Proceeds from sales of other real estate	36,038	38,479	40,448
Purchases of loans and leases	(333,726)	(345,039)	(16,170)
Purchases of customer lists	—	(946)	—
Other, net	7,802	6,074	4,345
Net cash provided by (used for) investing activities	(4,928,654)	(5,004,781)	(4,240,333)
Financing activities
Increase (decrease) in deposits	3,644,492	2,923,928	1,258,038
Increase (decrease) in short-term borrowings	(1,818,947)	118,698	854,558
Sale of deposits	(47,521)	—	—
Proceeds from issuance of long-term debt	3,232,227	2,000,000	1,250,000
Maturity/redemption of long-term debt	(1,036,717)	(198,922)	(102,086)
Dividends paid on preferred stock	(31,872)	(31,854)	(31,869)
Dividends paid on common stock	(192,518)	(166,935)	(150,608)
Repurchase of common stock	(251,844)	(334,429)	(124,995)
Proceeds from stock options exercised	19,000	17,710	12,601
Net proceeds from issuance of common stock	—	2,597	—
Other, net	5,583	4,635	(225)
Net cash provided by (used for) financing activities	3,521,883	4,335,428	2,965,414
Increase (decrease) in cash and cash equivalents	(373,409)	219,433	(261,674)
Cash and cash equivalents at beginning of period	1,220,565	1,001,132	1,262,806
Cash and cash equivalents at end of period	$847,156	$1,220,565	$1,001,132
Supplemental disclosures:
Interest paid	$150,403	$131,488	$155,832
Income taxes paid (refunded)	153,590	139,918	109,432
Non-cash activities:
Loans transferred to available-for-sale securities	—	—	600,435
Loans transferred to held-for-sale from portfolio	1,727,440	96,643	53,360
Loans transferred to portfolio from held-for-sale	278,080	45,240	307,303
Transfer of loans to OREO	24,625	39,066	34,372
Transfer of securities to held-to-maturity from available-for-sale	3,000,180	—	292,164

Huntington Bancshares Incorporated
Notes to Consolidated Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance programs, and other financial products and services. Huntington’s banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of management in determining the amount of its allowance for credit losses, income taxes deferred tax assets, and contingent liabilities, as well as fair value measurements of investment securities, derivatives, goodwill, pension assets and liabilities, short-term borrowings, mortgage servicing rights, and loans held for sale. As with any estimate, actual results could differ from those estimates.
For statement of cash flows purposes, cash and cash equivalents are defined as the sum of Cash and due from banks, which includes amounts on deposit with the Federal Reserve and Federal funds sold and securities purchased under resale agreements.
Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Resale and Repurchase Agreements — Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third-party is continually monitored and additional collateral is obtained or requested to be returned to Huntington in accordance with the agreement.
Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income, except for gains and losses on trading account securities used to hedge the fair value of MSRs, which are included in mortgage banking income. Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost. All other debt and equity securities are classified as available-for-sale and other securities. Unrealized gains or losses on available-for-sale and other securities are reported as a separate component of accumulated OCI in the Consolidated Statements of Changes in Shareholders’ Equity. Credit-related declines in the value of debt securities that are considered other-than-temporary are recorded in noninterest income.
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
Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). The carrying value plus any related accumulated OCI balance of sold securities is used to compute realized gains and losses. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income.
Nonmarketable equity securities include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock. These securities are accounted for at cost, evaluated for impairment, and included in available-for-sale and other securities.
Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans for which the fair value option has been elected, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income. Interest income is accrued as earned using the interest method based on unpaid principal balances. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at a premium and at a discount to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs on a level-yield basis over the estimated lives of the related loans, which would not include purchased credit impaired loans.
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
Loans Held for Sale — Loans in which Huntington does not have the intent and ability to hold for the foreseeable future are classified as loans held for sale. Loans held for sale (excluding loans originated or acquired with the intent to sell, which are carried at fair value) are carried at the lower of cost or fair value less cost to sell. The fair value option is generally elected for mortgage loans held for sale to facilitate hedging of the loans. The fair value of such loans is estimated based on the inputs that include prices of mortgage backed securities adjusted for other variables such as, interest rates, expected credit defaults and market discount rates. The adjusted value reflects the price we expect to receive from the sale of such loans.
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
The appropriateness of the ACL is based on management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business segments such as healthcare, ABL, leveraged lending, and energy, and the overall condition of the manufacturing industry. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.
The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan where obligor balance is greater than $1.0 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
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
The general reserve consists of various risk-profile reserve components. The risk-profile component considers items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.
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
Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, supported by sustained repayment history, the loan is returned to accrual status. For these loans that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.
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
Impaired Loans — For all classes within the C&I and CRE portfolios, all loans with an obligor balance of $1.0 million or greater are evaluated on a quarterly basis for impairment. Except for TDRs, consumer loans within any class are generally not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration in credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.
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
When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral, less anticipated selling costs, if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any cost, fee, premium, or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALLL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve.
When a loan within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Interest income on TDRs is accrued when all principal and interest is expected to be collected under the post-modification terms. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full (including already charged-off portion), after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

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
We have historically securitized certain automobile receivables. Gains and losses on the loans and leases sold and servicing rights associated with loan and lease sales are determined when the related loans or leases are sold to either a securitization trust or third-party. For loan or lease sales with servicing retained, a servicing asset is recorded at fair value for the right to service the loans sold.
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
Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements and forward mortgage contracts. The derivative instruments used are not designated as qualifying hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income.
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

Repossessed Collateral — Repossessed collateral, also referred to as other real estate owned (OREO), is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, and is carried at fair value. Collateral obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. If the fair value is higher than the carrying amount of the loan the excess is recognized first as a recovery and then as noninterest income. Subsequent declines in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. Gains or losses resulting from the sale of collateral are recognized in noninterest expense at the date of sale.
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
For loan sales with servicing retained, a servicing asset is recorded on the day of the sale at fair value for the right to service the loans sold. To determine the fair value of a MSR, Huntington uses an option adjusted spread cash flow analysis incorporating market implied forward interest rates to estimate the future direction of mortgage and market interest rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. The current and projected mortgage interest rate influences the prepayment rate and, therefore, the timing and magnitude of the cash flows associated with the MSR. Servicing revenues on mortgage loans are included in mortgage banking income.
At the time of initial capitalization, MSRs may be grouped into servicing classes based on the availability of market inputs used in determining fair value and the method used for managing the risks of the servicing assets. MSR assets are recorded using the fair value method or the amortization method. The election of the fair value or amortization method is made at the time each servicing class is established. All newly created MSRs since 2009 were recorded using the amortization method. Any change in the fair value of MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, during the period is recorded in mortgage banking income, which is reflected in the Consolidated Statements of Income. Huntington economically hedges the value of certain MSRs using derivative instruments and trading securities. Changes in fair value of these derivatives and trading securities are reported as a component of mortgage banking income.
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
Fair Value Measurements — The Company records or discloses certain of its assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
ASU 2015-02—Consolidation (Topic 810) Amendments to the Consolidation Analysis. The amendment applies to entities in all industries and provides a new scope exception for registered money market funds and similar unregistered money market funds. It also makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity accounting guidance. The amendments are effective for annual periods beginning after December 15, 2015. The amendments are not expected to have a material impact on Huntington’s Consolidated Financial Statements.
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
ASU 2015-10—Technical Corrections and Improvements. The technical corrections and improvements included in the ASU are issued in June 2015 with an objective to clarify the Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are minor in nature. One of the corrections is related to disclosure of fair value for non-recurring items. The ASU requires disclosure of fair value for non-recurring items at the relevant measurement date where the fair value is not measured at the end of the reporting period. Also, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, a reporting entity shall clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. The technical correction is effective upon issuance. The correction in the ASU does not have a significant impact on Huntington’s Consolidated Financial Statements.
ASU 2015-16 — Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted. Management will continue to monitor the applicability of this amendment to Huntington’s Consolidated Financial Statements.
ASU 2016-01 — Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update make targeted improvements to GAAP including, but not limited to, requiring an entity to measure its equity investments (i.e., investment that are not accounted for using equity method of accounting or are consolidated) with changes in the fair value recognized in the income statement, requiring an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (i.e., FVO liability), requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and eliminating some of the disclosures required by the existing GAAP while requiring entities to present and disclose some additional information. The new guidance is effective for the fiscal period beginning after December 15, 2017, including interim periods within those fiscal years. An entity may, however, choose to adopt the requirement to present separately the credit mark on FVO liability earlier at the beginning of any fiscal year if the financial statements for the fiscal year or interim periods have not been issued. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendment is not expected to have a material impact on Huntington's Consolidated Financial Statements.
3. LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES
Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs, which resulted in a net premium of $262 million and $230 million, at December 31, 2015 and 2014, respectively.
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

Direct Financing Leases
Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans. Net investments in lease financing receivables by category at December 31, 2015 and 2014 were as follows:

	At December 31,
(dollar amounts in thousands)	2015	2014
Commercial and industrial:
Lease payments receivable	$1,551,885	$1,051,744
Estimated residual value of leased assets	711,181	483,407
Gross investment in commercial lease financing receivables	2,263,066	1,535,151
Net deferred origination costs	7,068	2,557
Unearned income	(208,669)	(131,027)
Total net investment in commercial lease financing receivables	$2,061,465	$1,406,681
The future lease rental payments due from customers on direct financing leases at December 31, 2015, totaled $1.6 billion and therefore were as follows: $0.5 billion in 2016, $0.4 billion in 2017, $0.3 billion in 2018, $0.2 billion in 2019, $0.1 billion in 2020, and $0.1 billion thereafter.
Huntington Technology Finance acquisition
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which was re-branded Huntington Technology Finance. Lease receivables with a fair value of $839 million, including a lease residual value of approximately $200 million, were acquired by Huntington. These leases were recorded at fair value. The fair values of the leases were estimated using discounted cash flow analyses using interest rates currently being offered for leases with similar terms (Level 3), and reflected an estimate of credit and other risk associated with the leases.
Camco Financial acquisition
On March 1, 2014, Huntington completed its acquisition of Camco Financial. Loans with a fair value of $559 million were acquired by Huntington.
Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield by acquisition for the year ended December 31, 2015 and 2014:

(dollar amounts in thousands)	2015	2014
Fidelity Bank
Balance at January 1,	$19,388	$27,995
Accretion	(11,032)	(13,485)
Reclassification from nonaccretable difference	7,856	4,878
Balance at December 31,	$16,212	$19,388
Camco Financial
Balance at January 1,	$824	$—
Impact of acquisition on March 1, 2014	—	143
Accretion	(1,380)	(5,597)
Reclassification from nonaccretable difference	556	6,278
Balance at December 31,	$—	$824
The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at December 31, 2015 and 2014 was $3 million and $4 million, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Fidelity Bank
Commercial and industrial	$21,017	$30,676	$22,405	$33,622
Commercial real estate	13,758	55,358	36,663	87,250
Residential mortgage	1,454	2,189	1,912	3,096
Other consumer	52	101	51	123
Total	$36,281	$88,324	$61,031	$124,091
Camco Financial
Commercial and industrial	$—	$—	$823	$1,685
Commercial real estate	—	—	1,708	3,826
Residential mortgage	—	—	—	—
Other consumer	—	—	—	—
Total	$—	$—	$2,531	$5,511
Loan Purchases and Sales
The following table summarizes significant portfolio loan purchase and sale activity for the years ended December 31, 2015 and 2014. The table below excludes mortgage loans originated for sale.

	Commercial and Industrial	Commercial Real Estate	Automobile	(1)	Home Equity	Residential Mortgage	Other Consumer	Total
(dollar amounts in thousands)
Portfolio loans purchased during the:
Year ended December 31, 2015	$316,252	$—	$—		$—	$20,463	$—	$336,715
Year ended December 31, 2014	326,557	—	—		—	18,482	—	345,039
Portfolio loans sold or transferred to loans held for sale during the:
Year ended December 31, 2015	380,713	—	764,540		96,786	—	—	1,242,039
Year ended December 31, 2014	352,062	8,447	—		—	—	7,592	368,101

(1) Reflects the transfer of approximately $1.0 billion of automobile loans to loans held-for-sale at March 31, 2015, net of approximately $262 million of automobile loans transferred to loans and leases in the 2015 second quarter.

NALs and Past Due Loans
The following table presents NALs by loan class for the years ended December 31, 2015 and 2014:

	December 31,
(dollar amounts in thousands)	2015	2014
Commercial and industrial:
Owner occupied	$35,481	$41,285
Other commercial and industrial	139,714	30,689
Total commercial and industrial	175,195	71,974
Commercial real estate:
Retail properties	7,217	21,385
Multi family	5,819	9,743
Office	10,495	7,707
Industrial and warehouse	2,202	3,928
Other commercial real estate	3,251	5,760
Total commercial real estate	28,984	48,523
Automobile	6,564	4,623
Home equity:
Secured by first-lien	35,389	46,938
Secured by junior-lien	30,889	31,622
Total home equity	66,278	78,560
Residential mortgage	94,560	96,564
Other consumer	—	—
Total nonaccrual loans	$371,581	$300,244
The amount of interest that would have been recorded under the original terms for total NAL loans was $20 million, $21 million, and $23 million for 2015, 2014, and 2013, respectively. The total amount of interest recorded to interest income for these loans was $10 million, $8 million, and $5 million in 2015, 2014, and 2013, respectively.
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class for the years ended December 31, 2015 and 2014 (1):

	December 31, 2015
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$11,947	$3,613	$13,793	$29,353	$3,983,447	$4,012,800	$—
Purchased credit-impaired	292	1,436	5,949	7,677	13,340	21,017	5,949	(3)
Other commercial and industrial	32,476	8,531	27,236	68,243	16,457,774	16,526,017	2,775	(2)
Total commercial and industrial	44,715	13,580	46,978	105,273	20,454,561	20,559,834	8,724
Commercial real estate:
Retail properties	1,823	195	3,637	5,655	1,501,054	1,506,709	—
Multi family	961	1,137	2,691	4,789	1,073,429	1,078,218	—
Office	5,022	256	3,016	8,294	886,331	894,625	—
Industrial and warehouse	93	—	373	466	503,701	504,167	—
Purchased credit-impaired	102	3,818	9,549	13,469	289	13,758	9,549	(3)
Other commercial real estate	1,231	315	2,400	3,946	1,267,228	1,271,174	—
Total commercial real estate	9,232	5,721	21,666	36,619	5,232,032	5,268,651	9,549
Automobile	69,553	14,965	7,346	91,864	9,388,814	9,480,678	7,162
Home equity:
Secured by first-lien	18,349	7,576	26,304	52,229	5,139,256	5,191,485	4,499
Secured by junior-lien	18,128	9,329	29,996	57,453	3,221,544	3,278,997	4,545
Total home equity	36,477	16,905	56,300	109,682	8,360,800	8,470,482	9,044
Residential mortgage:
Residential mortgage	102,670	34,298	119,354	256,322	5,740,624	5,996,946	69,917	(4)
Purchased credit-impaired	103	—	—	103	1,351	1,454	—
Total residential mortgage	102,773	34,298	119,354	256,425	5,741,975	5,998,400	69,917
Other consumer:
Other consumer	6,469	1,852	1,395	9,716	553,286	563,002	1,394
Purchased credit-impaired	—	—	—	—	52	52	—
Total other consumer	6,469	1,852	1,395	9,716	553,338	563,054	1,394
Total loans and leases	$269,219	$87,321	$253,039	$609,579	$49,731,520	$50,341,099	$105,790

	December 31, 2014
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$5,232	$2,981	$18,222	$26,435	$4,228,440	$4,254,875	$—
Purchased credit-impaired	846	—	4,937	5,783	17,445	23,228	4,937	(3)
Other commercial and industrial	15,330	1,536	9,101	25,967	14,729,076	14,755,043	—
Total commercial and industrial	21,408	4,517	32,260	58,185	18,974,961	19,033,146	4,937
Commercial real estate:
Retail properties	7,866	—	4,021	11,887	1,345,859	1,357,746	—
Multi family	1,517	312	3,337	5,166	1,085,250	1,090,416	—
Office	464	1,167	4,415	6,046	974,257	980,303	—
Industrial and warehouse	688	—	2,649	3,337	510,064	513,401	—
Purchased credit-impaired	89	289	18,793	19,171	19,200	38,371	18,793	(3)
Other commercial real estate	847	1,281	3,966	6,094	1,211,072	1,217,166	—
Total commercial real estate	11,471	3,049	37,181	51,701	5,145,702	5,197,403	18,793
Automobile	56,272	10,427	5,963	72,662	8,617,240	8,689,902	5,703
Home equity
Secured by first-lien	15,036	8,085	33,014	56,135	5,072,669	5,128,804	4,471
Secured by junior-lien	22,473	12,297	33,406	68,176	3,293,935	3,362,111	7,688
Total home equity	37,509	20,382	66,420	124,311	8,366,604	8,490,915	12,159
Residential mortgage
Residential mortgage	102,702	42,009	139,379	284,090	5,544,607	5,828,697	88,052	(5)
Purchased credit-impaired	—	—	—	—	1,912	1,912	—
Total residential mortgage	102,702	42,009	139,379	284,090	5,546,519	5,830,609	88,052
Other consumer
Other consumer	5,491	1,086	837	7,414	406,286	413,700	837
Purchased credit-impaired	—	—	—	—	51	51	—
Total other consumer	5,491	1,086	837	7,414	406,337	413,751	837
Total loans and leases	$234,853	$81,470	$282,040	$598,363	$47,057,363	$47,655,726	$130,481

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)
Amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.

(4)	Includes $56 million guaranteed by the U.S. government.

(5)	Includes $55 million guaranteed by the U.S. government.
Allowance for Credit Losses
The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors disclosed in Note 1. Significant Accounting Policies and is reduced by charge-offs, net of recoveries, and the ACL associated with securitized or sold loans.
During the 2015 first quarter, we reviewed our existing commercial and consumer credit models and enhanced certain processes and methods of ACL estimation. During this review, we analyzed the loss emergence periods used for consumer receivables collectively evaluated for impairment and, as a result, extended our loss emergence periods for products within these portfolios. As part of these enhancements to our credit reserve process, we also evaluated the methods used to separately estimate economic risks inherent in our portfolios and decided to no longer utilize these separate estimation techniques. Rather, we now incorporate economic risks in our loss estimates elsewhere in our reserve calculation. The enhancements made to our credit reserve processes during the quarter allow for increased segmentation and analysis of the estimated incurred losses within our loan portfolios. The net ACL impact of these enhancements was immaterial.

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
The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2015, 2014, and 2013:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Year ended December 31, 2015:
ALLL balance, beginning of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan charge-offs	(79,724)	(18,076)	(36,489)	(36,481)	(15,696)	(31,415)	(217,881)
Recoveries of loans previously charged-off	51,800	34,619	16,198	16,631	5,570	5,270	130,088
Provision (reduction in allowance) for loan and lease losses	39,675	(19,375)	38,621	12,173	5,443	12,142	88,679
Write-downs of loans sold or transferred to loans held for sale	—	—	(2,292)	(5,065)	(882)	—	(8,239)
ALLL balance, end of period	$298,746	$100,007	$49,504	$83,671	$41,646	$24,269	$597,843
AULC balance, beginning of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	6,898	1,521	—	144	10	2,702	11,275
AULC balance, end of period	$55,886	$7,562	$—	$2,068	$18	$6,547	$72,081
ACL balance, end of period	$354,632	$107,569	$49,504	$85,739	$41,664	$30,816	$669,924

Year ended December 31, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(76,654)	(24,704)	(31,330)	(54,473)	(25,946)	(33,494)	(246,601)
Recoveries of loans previously charged-off	44,531	34,071	13,762	17,526	6,194	5,890	121,974
Provision (reduction in allowance) for loan and lease losses	53,317	(69,085)	19,981	22,229	27,386	29,254	83,082
Write-downs of loans sold or transferred to loans held for sale	—	—	—	—	—	(1,129)	(1,129)
ALLL balance, end of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(608)	(3,850)	—	161	(1)	2,205	(2,093)
AULC balance, end of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806
ACL balance, end of period	$335,983	$108,880	$33,466	$98,337	$47,219	$42,117	$666,002
(dollar amounts in thousands)
Year Ended December 31, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(45,904)	(69,512)	(23,912)	(98,184)	(34,236)	(34,568)	(306,316)
Recoveries of loans previously charged-off	29,514	44,658	13,375	15,921	7,074	7,108	117,650
Provision (reduction in allowance) for loan and lease losses	41,140	(97,958)	6,611	74,630	5,417	37,957	67,797
Write-downs of loans sold or transferred to loans held for sale	—	—	—	—	(336)	—	(336)
ALLL balance, end of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	15,728	5,151	—	407	6	956	22,248
AULC balance, end of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
ACL balance, end of period	$315,397	$172,448	$31,053	$112,894	$39,586	$39,391	$710,769
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

The following table presents each loan and lease class by credit quality indicator for the years ended December 31, 2015 and 2014:

	December 31, 2015
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,731,113	$114,490	$165,301	$1,896	$4,012,800
Purchased credit-impaired	3,051	674	15,661	1,631	21,017
Other commercial and industrial	15,523,625	284,175	714,615	3,602	16,526,017
Total commercial and industrial	19,257,789	399,339	895,577	7,129	20,559,834
Commercial real estate:
Retail properties	1,473,014	10,865	22,830	—	1,506,709
Multi family	1,029,138	28,862	19,898	320	1,078,218
Office	822,824	35,350	36,011	440	894,625
Industrial and warehouse	493,402	259	10,450	56	504,167
Purchased credit-impaired	7,194	397	6,167	—	13,758
Other commercial real estate	1,240,482	4,054	25,811	827	1,271,174
Total commercial real estate	$5,066,054	$79,787	$121,167	$1,643	$5,268,651

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$4,680,684	$3,454,585	$1,086,914	$258,495	$9,480,678
Home equity:
Secured by first-lien	3,369,657	1,441,574	258,328	121,926	5,191,485
Secured by junior-lien	1,841,084	1,024,851	323,998	89,064	3,278,997
Total home equity	5,210,741	2,466,425	582,326	210,990	8,470,482
Residential mortgage:
Residential mortgage	3,563,683	1,813,002	567,688	52,573	5,996,946
Purchased credit-impaired	381	777	296	—	1,454
Total residential mortgage	3,564,064	1,813,779	567,984	52,573	5,998,400
Other consumer:
Other consumer	233,969	269,694	49,650	9,689	563,002
Purchased credit-impaired	—	52	—	—	52
Total other consumer	$233,969	$269,746	$49,650	$9,689	$563,054

	December 31, 2014
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,959,046	$117,637	$175,767	$2,425	$4,254,875
Purchased credit-impaired	3,915	741	14,901	3,671	23,228
Other commercial and industrial	13,925,334	386,666	440,036	3,007	14,755,043
Total commercial and industrial	17,888,295	505,044	630,704	9,103	19,033,146
Commercial real estate:
Retail properties	1,279,064	10,204	67,911	567	1,357,746
Multi family	1,044,521	12,608	32,322	965	1,090,416
Office	902,474	33,107	42,578	2,144	980,303
Industrial and warehouse	487,454	7,877	17,781	289	513,401
Purchased credit-impaired	6,914	803	25,460	5,194	38,371
Other commercial real estate	1,166,293	9,635	40,019	1,219	1,217,166
Total commercial real estate	$4,886,720	$74,234	$226,071	$10,378	$5,197,403

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$4,165,811	$3,249,141	$1,028,381	$246,569	$8,689,902
Home equity:
Secured by first-lien	3,255,088	1,426,191	283,152	164,373	5,128,804
Secured by junior-lien	1,832,663	1,095,332	348,825	85,291	3,362,111
Total home equity	5,087,751	2,521,523	631,977	249,664	8,490,915
Residential mortgage
Residential mortgage	3,285,310	1,785,137	666,562	91,688	5,828,697
Purchased credit-impaired	594	1,135	183	—	1,912
Total residential mortgage	3,285,904	1,786,272	666,745	91,688	5,830,609
Other consumer
Other consumer	195,128	187,781	30,582	209	413,700
Purchased credit-impaired	—	51	—	—	51
Total other consumer	$195,128	$187,832	$30,582	$209	$413,751

(1)	Reflects most recent customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
Impaired Loans
For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1 million or greater are considered for individual evaluation on a quarterly basis for impairment . Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. However, certain home equity and residential mortgage loans are measured for impairment based on the underlying collateral value. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.
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
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2015 and 2014 (1):

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALL at December 31, 2015:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,602	$—	$—	$—	$127	$—	$2,729
Attributable to loans individually evaluated for impairment	19,314	8,114	1,779	16,242	16,811	176	62,436
Attributable to loans collectively evaluated for impairment	276,830	91,893	47,725	67,429	24,708	24,093	532,678
Total ALLL balance	$298,746	$100,007	$49,504	$83,671	$41,646	$24,269	$597,843
Loan and Lease Ending Balances at December 31, 2015:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$21,017	$13,758	$—	$—	$1,454	$52	$36,281
Individually evaluated for impairment	481,033	144,977	31,304	248,839	366,995	4,640	1,277,788
Collectively evaluated for impairment	20,057,784	5,109,916	9,449,374	8,221,643	5,629,951	558,362	49,027,030
Total loans and leases evaluated for impairment	$20,559,834	$5,268,651	$9,480,678	$8,470,482	$5,998,400	$563,054	$50,341,099
Portion of ending balance of impaired loans:
With allowance assigned to the loan and lease balances	$246,249	$90,475	$31,304	$248,839	$368,449	$4,640	$989,956
With no allowance assigned to the loan and lease balances	255,801	68,260	—	—	—	52	324,113
Total	$502,050	$158,735	$31,304	$248,839	$368,449	$4,692	$1,314,069

Average balance of impaired loans	$382,051	$202,192	$30,163	$292,014	$373,573	$4,726	$1,284,719
ALLL on impaired loans	21,916	8,114	1,779	16,242	16,938	176	65,165

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2014
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$3,846	$—	$—	$—	$8	$245	$4,099
Attributable to loans individually evaluated for impairment	11,049	18,887	1,531	26,027	16,535	214	74,243
Attributable to loans collectively evaluated for impairment	272,100	83,952	31,935	70,386	30,668	37,813	526,854
Total ALLL balance:	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan and Lease Ending Balances at December 31, 2014
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$23,228	$38,371	$—	$—	$1,912	$51	$63,562
Individually evaluated for impairment	216,993	217,262	30,612	310,446	369,577	4,088	1,148,978
Collectively evaluated for impairment	18,792,925	4,941,770	8,659,290	8,180,469	5,459,120	409,612	46,443,186
Total loans and leases evaluated for impairment	$19,033,146	$5,197,403	$8,689,902	$8,490,915	$5,830,609	$413,751	$47,655,726
Portion of ending balance:
With allowance assigned to the loan and lease balances	$202,376	$144,162	$30,612	$310,446	$371,489	$4,139	$1,063,224
With no allowance assigned to the loan and lease balances	37,845	111,471	—	—	—	—	149,316
Total	$240,221	$255,633	$30,612	$310,446	$371,489	$4,139	$1,212,540

Average balance of impaired loans	$174,316	$511,590	$34,637	$258,881	$384,026	$2,879	$1,366,329
ALLL on impaired loans	14,895	18,887	1,531	26,027	16,543	459	78,342
The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans for the years ended December 31, 2015 and 2014 (1), (2):

				Year Ended
	December 31, 2015			December 31, 2015
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$57,832	$65,812	$—	$30,672	$520
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	197,969	213,739	—	83,717	2,064
Total commercial and industrial	255,801	279,551	$—	114,389	2,584
Commercial real estate:
Retail properties	42,009	54,021	—	48,903	2,031
Multi family	—	—	—	—	—
Office	9,030	12,919	—	7,767	309
Industrial and warehouse	1,720	1,741	—	777	47
Purchased credit-impaired	13,758	55,358	—	28,168	4,707
Other commercial real estate	1,743	1,775	—	2,558	105
Total commercial real estate	68,260	125,814	—	88,173	7,199
Other consumer
Other consumer	—	—	—	—	—
Purchased credit-impaired	52	101	—	51	17
Total other consumer	$52	$101	$—	$51	$17

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$54,092	$62,527	$4,171	$54,785	$1,985
Purchased credit-impaired	21,017	30,676	2,602	21,046	7,190
Other commercial and industrial	171,140	181,000	15,143	191,831	5,935
Total commercial and industrial	246,249	274,203	21,916	267,662	15,110
Commercial real estate: (4)
Retail properties	9,096	11,121	1,190	31,636	1,204
Multi family	34,349	37,208	1,593	17,043	740
Office	14,365	17,350	1,177	31,148	1,301
Industrial and warehouse	9,721	10,550	1,540	7,311	301
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	22,944	28,701	2,614	26,881	1,287
Total commercial real estate	90,475	104,930	8,114	114,019	4,833
Automobile	31,304	31,878	1,779	30,163	2,224
Home equity:
Secured by first-lien	52,672	57,224	4,359	108,942	4,186
Secured by junior-lien	196,167	227,733	11,883	183,072	8,906
Total home equity	248,839	284,957	16,242	292,014	13,092
Residential mortgage (6):
Residential mortgage	366,995	408,925	16,811	371,756	12,391
Purchased credit-impaired	1,454	2,189	127	1,817	498
Total residential mortgage	368,449	411,114	16,938	373,573	12,889
Other consumer:

Other consumer	4,640	4,649	176	4,675	254
Purchased credit-impaired	—	—	—	—	—
Total other consumer	$4,640	$4,649	$176	$4,675	$254

				Year Ended
	December 31, 2014			December 31, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13,536	$13,536	$—	$5,740	$205
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	24,309	26,858	—	7,536	375
Total commercial and industrial	37,845	40,394	—	13,276	580
Commercial real estate:
Retail properties	61,915	91,627	—	53,121	2,454
Multi family	—	—	—	—	—
Office	1,130	3,574	—	3,709	311
Industrial and warehouse	3,447	3,506	—	5,012	248
Purchased credit-impaired	38,371	91,075	—	59,424	11,519
Other commercial real estate	6,608	6,815	—	6,598	286
Total commercial real estate	111,471	196,597	—	127,864	14,818
Automobile	—	—	—	—	—
Home equity:
Secured by first-lien	—	—	—	—	—
Secured by junior-lien	—	—	—	—	—
Total home equity	—	—	—	—	—
Residential mortgage:
Residential mortgage	—	—	—	—	—
Purchased credit-impaired	—	—	—	—	—
Total residential mortgage	—	—	—	—	—
Other consumer:
Other consumer	—	—	—	—	—
Purchased credit-impaired	—	—	—	—	—
Total other consumer	$—	$—	$—	$—	$—
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$44,869	$53,639	$4,220	$40,192	$1,557
Purchased credit-impaired	23,228	35,307	3,846	32,253	6,973
Other commercial and industrial	134,279	162,908	6,829	88,595	2,686
Total commercial and industrial	202,376	251,854	14,895	161,040	11,216
Commercial real estate: (4)
Retail properties	37,081	38,397	3,536	63,393	1,983
Multi family	17,277	23,725	2,339	16,897	659
Office	52,953	56,268	8,399	52,831	2,381
Industrial and warehouse	8,888	10,396	720	9,092	274
Purchased credit-impaired	—	—	—	—	—

Other commercial real estate	27,963	33,472	3,893	241,513	1,831
Total commercial real estate	144,162	162,258	18,887	383,726	7,128
Automobile	30,612	32,483	1,531	34,637	2,637
Home equity:
Secured by first-lien	145,566	157,978	8,296	126,602	5,496
Secured by junior-lien	164,880	208,118	17,731	132,279	6,379
Total home equity	310,446	366,096	26,027	258,881	11,875
Residential mortgage: (6)
Residential mortgage	369,577	415,280	16,535	381,745	11,594
Purchased credit-impaired	1,912	3,096	8	2,281	574
Total residential mortgage	371,489	418,376	16,543	384,026	12,168
Other consumer:
Other consumer	4,088	4,209	214	2,796	202
Purchased credit-impaired	51	123	245	83	15
Total other consumer	$4,139	$4,332	$459	$2,879	$217

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)
At December 31, 2015, $91 million of the $246 million C&I loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $63 million of the $202 million C&I loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)
At December 31, 2015, $35 million of the $90 million CRE loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $27 million of the $144 million CRE loans with an allowance recorded were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)
At December 31, 2015, $29 million of the $368 million residential mortgage loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2014, $24 million of the $371 million residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans
The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $46 million, $45 million, and $44 million for 2015, 2014, and 2013, respectively. The total amount of interest recorded to interest income for these loans was $41 million, $39 million, and $36 million for 2015, 2014, and 2013, respectively.
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

•
Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and could increase the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

•
Reduces the amount of loan principal to be amortized and increases the amount of the balloon payment at the end of the term of the loan. This concession also reduces the minimum monthly payment. Principal is generally not forgiven.

•	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Chapter 7 bankruptcy: A bankruptcy court’s discharge of a borrower’s debt is considered a concession when the borrower does not reaffirm the discharged debt.

•
Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the years ended December 31, 2015 and 2014, was not significant.

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
Our TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of our concessions for the C&I and CRE portfolios are the extension of the maturity date , but could also include an increase in the interest rate. In these instances, the primary concession is the maturity date extension.
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
TDR concessions on consumer loans may increase the ALLL. The concessions made to these borrowers often include interest rate reductions, and therefore, the TDR ALLL calculation results in a greater ALLL compared with the non-TDR calculation as the reserve is measured based on the estimation of the discounted expected cash flows or collateral value, less anticipated selling costs, on the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a higher ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a higher estimated loss or, (2) due to the rate decrease, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, indicates a reduction in the present value of expected cash flows or collateral value, less anticipated selling costs. In certain instances, the ALLL may decrease as a result of payments made in connection with the modification.
Commercial loan TDRs – In instances where the bank substantiates that it will collect its outstanding balance in full, the note is considered for return to accrual status upon the borrower showing a sustained period of repayment performance for a six-month period of time. This six-month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fee expenses while the TDR is in nonaccrual status.
Residential Mortgage, Automobile, Home Equity, and Other Consumer loan TDRs – Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off.
Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including TDR loans, are reported as accrual or nonaccrual based upon delinquency status. Nonaccrual TDRs are those that are greater than 150-days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest on guaranteed rates upon delinquency.
The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2015 and 2014:

	New Troubled Debt Restructurings During The Year Ended (1)
	December 31, 2015			December 31, 2014
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Balance	Financial effects of modification(2)
C&I—Owner occupied: (3)
Interest rate reduction	4	$372	$(3)	19	$2,484	$20
Amortization or maturity date change	222	103,686	(2,089)	97	32,145	336
Other	4	661	(22)	7	2,051	(36)
Total C&I—Owner occupied	230	104,719	(2,114)	123	36,680	320
C&I—Other commercial and industrial: (3)
Interest rate reduction	9	7,871	(1,039)	25	50,534	(1,982)
Amortization or maturity date change	543	420,670	(3,764)	285	149,339	(2,407)
Other	12	29,181	(427)	21	7,613	(7)
Total C&I—Other commercial and industrial	564	457,722	(5,230)	331	207,486	(4,396)
CRE—Retail properties: (3)
Interest rate reduction	2	1,803	(11)	5	11,381	420
Amortization or maturity date change	23	16,377	(1,658)	24	27,415	(267)
Other	—	—	—	9	13,765	(35)
Total CRE—Retail properties	25	18,180	(1,669)	38	52,561	118
CRE—Multi family: (3)
Interest rate reduction	1	90	—	20	3,484	(75)
Amortization or maturity date change	50	35,369	(1,843)	40	9,791	197
Other	8	216	(6)	8	5,016	57
Total CRE—Multi family	59	35,675	(1,849)	68	18,291	179
CRE—Office: (3)
Interest rate reduction	1	356	7	2	120	(1)
Amortization or maturity date change	30	73,148	902	22	18,157	(424)

Other	1	30	(2)	5	35,476	(3,153)
Total CRE—Office	32	73,534	907	29	53,753	(3,578)
CRE—Industrial and warehouse: (3)
Interest rate reduction	—	—	—	2	4,046	—
Amortization or maturity date change	13	6,383	1,279	17	9,187	164
Other	—	—	—	1	977	—
Total CRE—Industrial and Warehouse	13	6,383	1,279	20	14,210	164
CRE—Other commercial real estate: (3)
Interest rate reduction	—	—	—	8	5,224	146
Amortization or maturity date change	27	9,961	71	55	76,353	(2,789)
Other	2	234	(22)	4	1,809	(127)
Total CRE—Other commercial real estate	29	10,195	49	67	83,386	(2,770)
Automobile: (3)
Interest rate reduction	41	121	5	92	758	15
Amortization or maturity date change	1,591	12,268	533	1,880	12,120	151
Chapter 7 bankruptcy	926	7,390	423	625	4,938	66
Other	—	—	—	—	—	—
Total Automobile	2,558	19,779	961	2,597	17,816	232
Residential mortgage: (3)
Interest rate reduction	15	1,565	(61)	27	3,692	19
Amortization or maturity date change	518	57,859	(455)	333	44,027	552
Chapter 7 bankruptcy	139	14,183	(164)	182	18,635	715
Other	11	1,266	—	5	526	5
Total Residential mortgage	683	74,873	(680)	547	66,880	1,291
First-lien home equity: (3)
Interest rate reduction	37	3,665	112	193	15,172	764
Amortization or maturity date change	204	19,005	(953)	289	23,272	(1,051)
Chapter 7 bankruptcy	117	7,350	428	105	7,296	727
Other	—	—	—	—	—	—
Total First-lien home equity	358	30,020	(413)	587	45,740	440
Junior-lien home equity: (3)
Interest rate reduction	18	734	49	187	6,960	296
Amortization or maturity date change	1,387	60,018	(9,686)	1,467	58,129	(6,955)
Chapter 7 bankruptcy	213	2,505	3,843	201	3,014	3,141
Other	—	—	—	—	—	—
Total Junior-lien home equity	1,618	63,257	(5,794)	1,855	68,103	(3,518)
Other consumer: (3)
Interest rate reduction	1	96	3	7	123	3
Amortization or maturity date change	10	198	8	48	1,803	12
Chapter 7 bankruptcy	11	69	9	25	483	(50)
Other	—	—	—	—	—	—
Total Other consumer	22	363	20	80	2,409	(35)
Total new troubled debt restructurings	6,191	$894,700	$(14,533)	6,342	$667,315	$(11,553)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amounts represent the financial impact via provision (recovery) for loan and lease losses as a result of the modification.

(3)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.
The following table presents TDRs that have redefaulted within one year of modification during the years ended December 31, 2015 and 2014:

	Troubled Debt Restructurings That Have Redefaulted Within One Year of Modification During The Year Ended
	December 31, 2015 (1)		December 31, 2014 (1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:
Interest rate reduction	1	$110	—	$—
Amortization or maturity date change	7	1,440	6	946
Other	—	—	1	230
Total C&I—Owner occupied	8	1,550	7	1,176
C&I—Other commercial and industrial:
Interest rate reduction	1	27	1	30
Amortization or maturity date change	29	3,566	14	1,555
Other	—	—	3	37
Total C&I—Other commercial and industrial	30	3,593	18	1,622
CRE—Retail Properties:
Interest rate reduction	1	47	—	—
Amortization or maturity date change	3	8,020	1	483
Other	—	—	—	—
Total CRE—Retail properties	4	8,067	1	483
CRE—Multi family:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	10	1,354	4	2,827
Other	1	140	1	176
Total CRE—Multi family	11	1,494	5	3,003
CRE—Office:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	3	2,984	3	1,738
Other	—	—	—	—
Total CRE—Office	3	2,984	3	1,738
CRE—Industrial and Warehouse:
Interest rate reduction	—	—	1	1,339
Amortization or maturity date change	2	822	1	756
Other	—	—	—	—
Total CRE—Industrial and Warehouse	2	822	2	2,095
CRE—Other commercial real estate:
Interest rate reduction	—	—	1	169
Amortization or maturity date change	1	93	2	758
Other	—	—	—	—
Total CRE—Other commercial real estate	1	93	3	927
Automobile:
Interest rate reduction	1	4	—	—
Amortization or maturity date change	41	423	40	328
Chapter 7 bankruptcy	21	172	53	374
Other	—	—	—	—

Total Automobile	63	599	93	702
Residential mortgage:
Interest rate reduction	3	239	11	1,516
Amortization or maturity date change	73	6,776	82	8,974
Chapter 7 bankruptcy	8	843	37	3,187
Other	—	—	—	—
Total Residential mortgage	84	7,858	130	13,677
First-lien home equity:
Interest rate reduction	4	387	5	335
Amortization or maturity date change	4	258	16	2,109
Chapter 7 bankruptcy	28	2,283	16	1,005
Other	—	—	—	—
Total First-lien home equity	36	2,928	37	3,449
Junior-lien home equity:
Interest rate reduction	3	411	1	11
Amortization or maturity date change	41	1,644	31	1,841
Chapter 7 bankruptcy	18	401	39	620
Other	—	—	—	—
Total Junior-lien home equity	62	2,456	71	2,472
Other consumer:
Interest rate reduction	—	—	—	—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—
Total Other consumer	—	—	—	—
Total troubled debt restructurings with subsequent redefault	304	$32,444	370	$31,344

(1)
Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of December 31, 2015, these borrowings and advances are secured by $17.5 billion of loans and securities.
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance. Huntington assumed debt associated with two securitizations. As of December 31, 2015, the debt is secured by $185 million of on balance sheet leases held by the trusts.
4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Contractual maturities of available-for-sale and other securities as of December 31, 2015 and 2014 were:

	2015		2014
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$333,891	$332,980	$355,486	$355,465
After 1 year through 5 years	1,184,454	1,189,455	1,047,492	1,066,041
After 5 years through 10 years	1,648,808	1,645,759	1,517,974	1,527,195
After 10 years	5,259,855	5,263,063	6,090,688	6,086,980
Other securities:
Nonmarketable equity securities	332,786	332,786	331,559	331,559
Mutual funds	10,604	10,604	16,151	16,161
Marketable equity securities	525	794	536	1,269
Total available-for-sale and other securities	$8,770,923	$8,775,441	$9,359,886	$9,384,670
Other securities at December 31, 2015 and 2014 include nonmarketable equity securities of $157 million and $157 million of stock issued by the FHLB of Cincinnati, and $176 million and $175 million of Federal Reserve Bank stock, respectively. Nonmarketable equity securities are recorded at amortized cost. Other securities also include marketable equity securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2015 and 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
U.S. Treasury	$5,457	$15	$—	$5,472
Federal agencies:
Mortgage-backed securities	4,505,318	30,078	(13,708)	4,521,688
Other agencies	115,076	888	(51)	115,913
Total U.S. Treasury, Federal agency securities	4,625,851	30,981	(13,759)	4,643,073
Municipal securities	2,431,943	51,558	(27,105)	2,456,396
Asset-backed securities	901,059	535	(40,181)	861,413
Corporate debt	464,207	4,824	(2,554)	466,477
Other securities	347,863	271	(52)	348,082
Total available-for-sale and other securities	$8,770,923	$88,169	$(83,651)	$8,775,441

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
U.S. Treasury	$5,435	$17	$—	$5,452
Federal agencies:
Mortgage-backed securities	5,273,899	63,906	(15,104)	5,322,701
Other agencies	349,715	2,871	(1,043)	351,543
Total U.S. Treasury, Federal agency securities	5,629,049	66,794	(16,147)	5,679,696
Municipal securities	1,841,311	37,398	(10,140)	1,868,569
Private-label CMO	43,730	1,116	(2,920)	41,926
Asset-backed securities	1,014,999	2,061	(61,062)	955,998
Corporate debt	479,151	9,442	(2,417)	486,176
Other securities	351,646	743	(84)	352,305
Total available-for-sale and other securities	$9,359,886	$117,554	$(92,770)	$9,384,670

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2015 and 2014:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$1,658,516	$(11,341)	$84,147	$(2,367)	$1,742,663	$(13,708)
Other agencies	37,982	(51)	—	—	37,982	(51)
Total Federal agency securities	1,696,498	(11,392)	84,147	(2,367)	1,780,645	(13,759)
Municipal securities	570,916	(15,992)	248,204	(11,113)	819,120	(27,105)
Asset-backed securities	552,275	(5,791)	207,639	(34,390)	759,914	(40,181)
Corporate debt	167,144	(1,673)	21,965	(881)	189,109	(2,554)
Other securities	772	(28)	1,476	(24)	2,248	(52)
Total temporarily impaired securities	$2,987,605	$(34,876)	$563,431	$(48,775)	$3,551,036	$(83,651)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal agencies:
Mortgage-backed securities	$501,858	$(1,909)	$527,280	$(13,195)	$1,029,138	$(15,104)
Other agencies	159,708	(1,020)	1,281	(23)	160,989	(1,043)
Total Federal agency securities	661,566	(2,929)	528,561	(13,218)	1,190,127	(16,147)
Municipal securities	568,619	(9,127)	96,426	(1,013)	665,045	(10,140)
Private-label CMO	—	—	22,650	(2,920)	22,650	(2,920)
Asset-backed securities	157,613	(641)	325,691	(60,421)	483,304	(61,062)
Corporate debt	49,562	(252)	88,398	(2,165)	137,960	(2,417)
Other securities	—	—	1,416	(84)	1,416	(84)
Total temporarily impaired securities	$1,437,360	$(12,949)	$1,063,142	$(79,821)	$2,500,502	$(92,770)
At December 31, 2015, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $2.6 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2015.
The following table is a summary of realized securities gains and losses for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Gross gains on sales of securities	$6,730	$17,729	$2,932
Gross (losses) on sales of securities	(3,546)	(175)	(712)
Net gain (loss) on sales of securities	$3,184	$17,554	$2,220
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
On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2015, we had investments in eight different pools of trust preferred securities. Seven of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool that was not included on the list and believe that it is more likely than not that we will be able to hold the ICONS security to recovery under the final Volcker Rule regulations.
The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at December 31, 2015 and 2014. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Securities
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,646	$28,022	$25,296	$(2,727)	C	30/32	5%	7%	4%
ICONS	19,214	19,214	15,567	(3,647)	BB	19/21	7	14	52
MM Comm III	4,684	4,475	3,682	(793)	BB	5/8	5	6	36
Pre TSL IX (1)	5,000	3,955	3,009	(946)	C	27/38	18	10	7
Pre TSL XI (1)	25,000	20,155	15,418	(4,737)	C	42/55	16	9	10
Pre TSL XIII (1)	27,530	19,735	16,769	(2,966)	C	47/56	9	10	24
Reg Diversified (1)	25,500	5,435	1,994	(3,441)	D	23/39	33	7	—
Tropic III	31,000	31,000	18,603	(12,397)	CCC+	30/40	19	9	40
Total at December 31, 2015	$179,574	$131,991	$100,338	$(31,654)
Total at December 31, 2014	$193,597	$139,194	$82,738	$(56,456)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	The majority of securities have been in a continuous loss position for 12 months or longer.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

For the periods ended December 31, 2015, 2014, and 2013, the following table summarizes by security type, the total OTTI losses recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above:

	Year ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Available-for-sale and other securities:
Collateralized Debt Obligations	$(2,440)	$—	$(1,466)
Private label CMO	—	—	(336)
Total debt securities	(2,440)	—	(1,802)
Equity securities	—	—	—
Total available-for-sale and other securities	$(2,440)	$—	$(1,802)

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2015, and 2014 as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014
Balance, beginning of year	$30,869	$30,869
Reductions from sales	(14,941)	—
Credit losses not previously recognized	—	—
Additional credit losses	2,440	—
Balance, end of year	$18,368	$30,869
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

During 2015, Huntington transferred $3.0 billion of federal agencies, mortgage-backed securities and other agency securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. At the time of the transfer, $6 million of unrealized net gains were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	25,909	25,227	24,901	24,263
After 10 years	5,506,592	5,484,407	3,136,460	3,140,194
Total Federal agencies: mortgage-backed securities	5,532,501	5,509,634	3,161,361	3,164,457
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	283,960	284,907	54,010	54,843
After 10 years	336,092	334,004	156,553	155,821
Total other agencies	620,052	618,911	210,563	210,664
Total U.S. Government backed agencies	6,152,553	6,128,545	3,371,924	3,375,121
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	7,037	6,913	7,981	7,594
Total municipal securities	7,037	6,913	7,981	7,594
Total held-to-maturity securities	$6,159,590	$6,135,458	$3,379,905	$3,382,715

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at December 31, 2015 and 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
Federal Agencies:
Mortgage-backed securities	$5,532,501	$14,637	$(37,504)	$5,509,634
Other agencies	620,052	1,645	(2,786)	618,911
Total U.S. Government backed agencies	6,152,553	16,282	(40,290)	6,128,545
Municipal securities	7,037	—	(124)	6,913
Total held-to-maturity securities	$6,159,590	$16,282	$(40,414)	$6,135,458

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$3,161,361	$24,832	$(21,736)	$3,164,457
Other agencies	210,563	1,251	(1,150)	210,664
Total U.S. Government backed agencies	3,371,924	26,083	(22,886)	3,375,121
Municipal securities	7,981	—	(387)	7,594
Total held-to-maturity securities	$3,379,905	$26,083	$(23,273)	$3,382,715

The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2015 and 2014:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal Agencies:
Mortgage-backed securities	$3,692,890	$(25,418)	$519,872	$(12,086)	$4,212,762	$(37,504)
Other agencies	425,410	(2,689)	6,647	(97)	432,057	(2,786)
Total U.S. Government backed securities	4,118,300	(28,107)	526,519	(12,183)	4,644,819	(40,290)
Municipal securities	—	—	6,913	(124)	6,913	(124)
Total temporarily impaired securities	$4,118,300	$(28,107)	$533,432	$(12,307)	$4,651,732	$(40,414)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$707,934	$(5,550)	$622,026	$(16,186)	$1,329,960	$(21,736)
Other agencies	36,956	(198)	71,731	(952)	108,687	(1,150)
Total U.S. Government backed securities	744,890	(5,748)	693,757	(17,138)	1,438,647	(22,886)
Municipal securities	7,594	(387)	—	—	7,594	(387)
Total temporarily impaired securities	$752,484	$(6,135)	$693,757	$(17,138)	$1,446,241	$(23,273)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of December 31, 2015 and 2014, Management evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
6. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Residential mortgage loans sold with servicing retained	$3,322,723	$2,330,060	$3,221,239
Pretax gains resulting from above loan sales (1)	83,148	57,590	102,935

(1)	Recorded in mortgage banking income.
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2015 and 2014:

Fair Value Method

(dollar amounts in thousands)	2015	2014
Fair value, beginning of year	$22,786	$34,236
Change in fair value during the period due to:
Time decay (1)	(1,295)	(2,232)
Payoffs (2)	(3,031)	(5,814)
Changes in valuation inputs or assumptions (3)	(875)	(3,404)
Fair value, end of year	$17,585	$22,786
Weighted-average contractual life (years)	4.6	4.6

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.
Amortization Method

(dollar amounts in thousands)	2015	2014
Carrying value, beginning of year	$132,812	$128,064
New servicing assets created	35,407	24,629
Servicing assets acquired	—	3,505
Impairment recovery (charge)	(2,732)	(7,330)
Amortization and other	(22,354)	(16,056)
Carrying value, end of year	$143,133	$132,812
Fair value, end of year	$143,435	$133,049
Weighted-average contractual life (years)	5.9	5.9
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2015, and 2014 follows:

	December 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	14.70%	$(864)	$(1,653)	15.60%	$(1,176)	$(2,248)
Spread over forward interest rate swap rates	539 bps	(559)	(1,083)	546 bps	(699)	(1,355)
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2015, and 2014 follows:

	December 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.10%	$(5,543)	$(10,648)	11.40%	$(5,289)	$(10,164)
Spread over forward interest rate swap rates	875 bps	(4,662)	(9,017)	856 bps	(4,343)	(8,403)
Total servicing, late and other ancillary fees included in mortgage banking income was $47 million, $44 million, and $44 million for the years ended December 31, 2015, 2014, and 2013, respectively. Total amortization and impairment of capitalized servicing assets included in mortgage banking income was $27 million, $24 million, and $29 million for the years ended December 31, 2015, 2014, and 2013, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $16.2 billion, $15.6 billion, and $15.2 billion at December 31, 2015, 2014, and 2013, respectively.
Automobile Loans and Leases
The following table summarizes activity relating to automobile loans sold and/or securitized with servicing retained for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014 (1)	2013 (1)
Automobile loans securitized with servicing retained	$750,000	—	—
Pretax gains resulting from above loan sales (2)	5,333	—	—

(1)	Huntington did not sell or securitize any automobile loans in 2014 or 2013.

(2)	Recorded in gain on sale of loans
In the 2015 second quarter, the UPB of automobile loans totaling $750 million were transferred to a trust in a securitization transaction in exchange for $780 million of net proceeds. The securitization and resulting sale of all underlying securities qualified for sale accounting. As a result of this transaction, Huntington recognized a $5 million gain which is reflected in gain on sale of loans on the Consolidated Statements of Income and recorded an $11 million servicing asset which is reflected in accrued income and other assets on the Consolidated Balance Sheets.
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
Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2015, and 2014, and the fair value at the end of each period were as follows:

(dollar amounts in thousands)	2015	2014
Carrying value, beginning of year	$6,898	$17,672
New servicing assets created	11,180	—
Amortization and other	(9,307)	(10,774)
Carrying value, end of year	$8,771	$6,898
Fair value, end of year	$9,127	$6,948
Weighted-average contractual life (years)	3.2	2.6
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at December 31, 2015, and 2014 follows:

	December 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	18.36%	$(500)	$(895)	14.62%	$(305)	$(496)
Spread over forward interest rate swap rates	500 bps	(10)	(19)	500 bps	(2)	(4)

Servicing income, net of amortization of capitalized servicing assets was $5 million, $8 million, and $10 million for the years ended December 31, 2015, 2014, and 2013, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.9 billion, $0.8 billion, and $1.6 billion at December 31, 2015, 2014, and 2013, respectively.
Small Business Association (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
SBA loans sold with servicing retained	$232,848	$214,760	$178,874
Pretax gains resulting from above loan sales (1)	18,626	24,579	19,556

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the years ended December 31, 2015, and 2014:

(dollar amounts in thousands)	2015	2014
Carrying value, beginning of year	$18,536	$16,865
New servicing assets created	8,012	7,269
Amortization and other	(6,801)	(5,598)
Carrying value, end of year	$19,747	$18,536
Fair value, end of year	$22,649	$20,495
Weighted-average contractual life (years)	3.3	3.5
A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at December 31, 2015, and 2014 follows:

	December 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.60%	$(313)	$(622)	5.60%	$(211)	$(419)
Discount rate	15.00	(610)	(1,194)	15.00	(563)	(1,102)

Servicing income, net of amortization of capitalized servicing assets was $8 million, $7 million, and $6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.0 billion, $0.9 billion and $0.9 billion at December 31, 2015, 2014, and 2013, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. We have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes, along with technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification. During 2014, we realigned our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. Amounts relating to the realignment are disclosed in the table below.
A rollforward of goodwill by business segment for the years ended December 31, 2015 and 2014, is presented in the table below:

	Retail &
	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
Balance, January 1, 2014	$286,824	$22,108	$—	$93,012	$—	$42,324	$444,268
Goodwill acquired during the period	81,273	—	—	—	—	—	81,273
Adjustments	—	37,486	—	(3,000)	3,000	(37,486)	—
Impairment	—	—	—	—	(3,000)	—	(3,000)
Balance, December 31, 2014	368,097	59,594	—	90,012	—	4,838	522,541
Goodwill acquired during the period	—	155,828	—	—	—	—	155,828
Adjustments	—	—	—	(1,500)	—	—	(1,500)
Impairment	—	—	—	—	—	—	—
Balance, December 31, 2015	$368,097	$215,422	$—	$88,512	$—	$4,838	$676,869
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which was re-branded Huntington Technology Finance. As part of the transaction, Huntington recorded $156 million of goodwill and $8 million of other intangible assets. For additional information on the acquisition, see Note 23 Business Combinations.
During 2015, Huntington adjusted the goodwill in the RBHPCG segment related to a sale of HASI and HAA. The amount was adjusted based on relative fair value methodology.
In 2014, Huntington completed an acquisition of 24 Bank of America branches in Michigan and recorded $17 million of goodwill. The remaining $64 million of goodwill acquired during 2014 was the result of the Camco Financial acquisition, which was also completed in 2014.
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As a result of the 2014 first quarter reorganization in our reported business segments, goodwill was reallocated among the business segments. Immediately following the reallocation, impairment of $3 million was recorded in the Home Lending reporting segment. No impairment was recorded in 2015 or 2013.
Also in 2014, we moved our insurance brokerage business from Treasury / Other to Commercial Banking to align with a change in management responsibilities. Amounts relating to the realignment are disclosed in the table above.
At December 31, 2015 and 2014, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2015
Core deposit intangible	$400,058	$(384,606)	$15,452
Customer relationship	116,094	(76,656)	39,438
Other	25,164	(25,076)	88
Total other intangible assets	$541,316	$(486,338)	$54,978
December 31, 2014
Core deposit intangible	$400,058	$(366,907)	$33,151
Customer relationship	107,920	(66,534)	41,386
Other	25,164	(25,030)	134
Total other intangible assets	$533,142	$(458,471)	$74,671
The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2016	$14,290
2017	12,908
2018	11,135
2019	9,825
2020	3,076

8. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following at December 31, 2015 and 2014:

	At December 31,
(dollar amounts in thousands)	2015	2014
Land and land improvements	$140,414	$137,702
Buildings	366,963	367,225
Leasehold improvements	246,222	235,279
Equipment	647,769	627,307
Total premises and equipment	1,401,368	1,367,513
Less accumulated depreciation and amortization	(780,828)	(751,106)
Net premises and equipment	$620,540	$616,407
Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2015, 2014, and 2013 were:

(dollar amounts in thousands)	2015	2014	2013
Total depreciation and amortization of premises and equipment	$85,805	$82,296	$78,601
Rental income credited to occupancy expense	12,563	11,556	12,542

9. SHORT-TERM BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at December 31, 2015 and 2014:

	At December 31,
(dollar amounts in thousands)	2015	2014
Federal funds purchased and securities sold under agreements to repurchase	$601,272	$1,058,096
Federal Home Loan Bank advances	—	1,325,000
Other borrowings	14,007	14,005
Total short-term borrowings	$615,279	$2,397,101
Other borrowings consist of borrowings from the Treasury and other notes payable.

10. LONG-TERM DEBT
Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in thousands)	2015	2014
The Parent Company:
Senior Notes:
2.64% Huntington Bancshares Incorporated senior note due 2018	$400,544	$398,924
Subordinated Notes:
Fixed 7.00% subordinated notes due 2020	328,185	330,105
Huntington Capital I Trust Preferred 1.03% junior subordinated debentures due 2027 (1)	111,816	111,816
Sky Financial Capital Trust IV 1.73% junior subordinated debentures due 2036 (3)	74,320	74,320
Sky Financial Capital Trust III 2.01% junior subordinated debentures due 2036 (3)	72,165	72,165
Huntington Capital II Trust Preferred 1.14% junior subordinated debentures due 2028 (2)	54,593	54,593
Camco Statutory Trust I 2.95% due 2037 (4)	4,212	4,181
Total notes issued by the parent	1,045,835	1,046,104
The Bank:
Senior Notes:
2.24% Huntington National Bank senior note due 2018	845,016	—
2.10% Huntington National Bank senior note due 2018	750,035	—
1.75% Huntington National Bank senior note due 2018	502,822	—
2.23% Huntington National Bank senior note due 2017	502,549	499,759
2.43% Huntington National Bank senior note due 2020	500,646	—
2.97% Huntington National Bank senior note due 2020	500,489	—
1.43% Huntington National Bank senior note due 2019	500,292	499,760
1.31% Huntington National Bank senior note due 2016	498,925	497,477
1.40% Huntington National Bank senior note due 2016	349,793	349,499
0.74% Huntington National Bank senior note due 2017 (5)	250,000	250,000
5.04% Huntington National Bank medium-term notes due 2018	37,535	38,541
Subordinated Notes:
6.67% subordinated notes due 2018	136,237	140,115
5.59% subordinated notes due 2016	103,357	105,731
5.45% subordinated notes due 2019	83,833	85,783
Total notes issued by the bank	5,561,529	2,466,665
FHLB Advances:
3.46% weighted average rate, varying maturities greater than one year	7,802	758,052
Other:
Huntington Technology Finance nonrecourse debt, 4.21% effective interest rate, varying maturities	301,577	—
Huntington Technology Finance ABS Trust 2014 1.35% due 2020	123,577	—
Huntington Technology Finance ABS Trust 2012 1.79% due 2017	27,153	—
Other	141	65,141
Total other	452,448	65,141

Total long-term debt	$7,067,614	$4,335,962

(1)	Variable effective rate at December 31, 2015, based on three-month LIBOR +0.70%.

(2)	Variable effective rate at December 31, 2015, based on three-month LIBOR +0.625%.

(3)	Variable effective rate at December 31, 2015, based on three-month LIBOR +1.40%.

(4)	Variable effective rate at December 31, 2015, based on three-month LIBOR +1.33%.

(5)	Variable effective rate at December 31, 2015, based on three-month LIBOR +0.425%.
Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 18 for more information regarding such financial instruments.
In November 2015, the Bank issued $850 million of senior notes at 99.88% of face value. The senior bank note issuances mature on November 6, 2018 and have a fixed coupon rate of 2.20%. The senior notes may be redeemed one month prior to maturity date at 100% of principal plus accrued and unpaid interest.
In August 2015, the Bank issued $500 million of senior notes at 99.58% of face value. The senior bank note issuances mature on August 20, 2020 and have a fixed coupon rate of 2.88%.
In June 2015, the Bank issued $750 million of senior notes at 99.71% of face value. The senior bank note issuances mature on June 30, 2018 and have a fixed coupon rate of 2.00%.
On March 31, 2015, Huntington completed its acquisition of Huntington Technology Finance. As part of the acquisition, Huntington assumed $293 million of non-recourse debt with various financial institutions and maturity dates. The effective interest rate on the non-recourse debt is 3.20%. Huntington also assumed $255 million of debt associated with two securitizations. The securitization debt has various classes and associated maturity dates and has an effective interest rate of 1.70%.
In February 2015, the Bank issued $500 million of senior notes at 99.86% of face value. The senior bank note issuances mature on February 26, 2018 and have a fixed coupon rate of 1.70%. Also, in February 2015, the Bank issued $500 million of senior notes at 99.87% of face value. The senior bank note issuances mature on April 1, 2020 and have a fixed coupon rate of 2.40%. Both senior note issuances may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
In April 2014, the Bank issued $500 million of senior notes at 99.842% of face value. The senior note issuances mature on April 24, 2017 and have a fixed coupon rate of 1.375%. In April 2014, the Bank also issued $250 million of senior notes at 100% of face value. The senior bank note issuances mature on April 24, 2017 and have a variable coupon rate equal to the three-month LIBOR plus 0.425%. Both senior note issuances may be redeemed one month prior to their maturity date at 100% of principal plus accrued and unpaid interest.
In February 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior bank note issuances mature on April 1, 2019 and have a fixed coupon rate of 2.20%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
Long-term debt maturities for the next five years and thereafter are as follows:

dollar amounts in thousands	2016	2017	2018	2019	2020	Thereafter	Total
The Parent Company:
Senior notes	$—	$—	$400,000	$—	$—	$—	$400,000
Subordinated notes	—	—	—	—	300,000	318,049	618,049
The Bank:
Senior notes	850,000	750,000	2,135,000	500,000	1,000,000	—	5,235,000
Subordinated notes	103,009	—	125,539	75,716	—	—	304,264
FHLB Advances	—	100	1,163	348	2,458	3,921	7,990
Other	144,095	96,715	110,116	43,340	51,537	10,595	456,398
Total	$1,097,104	$846,815	$2,771,818	$619,404	$1,353,995	$332,565	$7,021,701
These maturities are based upon the par values of the long-term debt.
The terms of the long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2015, Huntington was in compliance with all such covenants.

11. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI in the three years ended December 31, 2015, 2014, and 2013, were as follows:

	2015
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$19,606	$(6,933)	$12,673
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(26,021)	9,108	(16,913)
Less: Reclassification adjustment for net losses (gains) included in net income	(3,901)	1,365	(2,536)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(10,316)	3,540	(6,776)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	(474)	166	(308)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	12,966	(4,538)	8,428
Less: Reclassification adjustment for net (gains) losses included in net income	(220)	77	(143)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	12,746	(4,461)	8,285
Net change in pension and other post-retirement obligations	(7,795)	2,728	(5,067)
Total other comprehensive income (loss)	$(5,839)	$1,973	$(3,866)

	2014
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$13,583	$(4,803)	$8,780
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	86,618	(30,914)	55,704
Less: Reclassification adjustment for net losses (gains) included in net income	(15,559)	5,446	(10,113)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	84,642	(30,271)	54,371
Net change in unrealized holding gains (losses) on available-for-sale equity securities	295	(103)	192
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	14,141	(4,949)	9,192
Less: Reclassification adjustment for net (gains) losses included in net income	(3,971)	1,390	(2,581)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	10,170	(3,559)	6,611
Net change in pension and other post-retirement obligations	(106,857)	37,400	(69,457)
Total other comprehensive income (loss)	$(11,750)	$3,467	$(8,283)

	2013
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$235	$(82)	$153
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(125,919)	44,191	(81,728)
Less: Reclassification adjustment for net gains (losses) included in net income	6,211	(2,174)	4,037
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(119,473)	41,935	(77,538)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	151	(53)	98
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(86,240)	30,184	(56,056)
Less: Reclassification adjustment for net losses (gains) losses included in net income	(15,188)	5,316	(9,872)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(101,428)	35,500	(65,928)
Re-measurement obligation	136,452	(47,758)	88,694
Defined benefit pension items	(13,106)	4,588	(8,518)
Net change in pension and post-retirement obligations	123,346	(43,170)	80,176
Total other comprehensive income (loss)	$(97,404)	$34,212	$(63,192)

Activity in accumulated OCI for the two years ended December 31, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)
Other comprehensive income before reclassifications	64,484	192	9,192	—	73,868
Amounts reclassified from accumulated OCI to earnings	(10,113)	—	(2,581)	(69,457)	(82,151)
Period change	54,371	192	6,611	(69,457)	(8,283)
December 31, 2014	15,137	484	(12,233)	(225,680)	(222,292)
Other comprehensive income before reclassifications	(4,240)	(308)	8,428	—	3,880
Amounts reclassified from accumulated OCI to earnings	(2,536)	—	(143)	(5,067)	(7,746)
Period change	(6,776)	(308)	8,285	(5,067)	(3,866)
December 31, 2015	$8,361	$176	$(3,948)	$(230,747)	$(226,158)

(1)
Amount at December 31, 2015 includes $9 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Consolidated Statements of Income for the years ended December 31, 2015 and 2014:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassed from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	2015	2014
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(144)	$597	Interest income—held-to-maturity securities—taxable
Realized gain (loss) on sale of securities	6,485	14,962	Noninterest income—net gains (losses) on sale of securities
OTTI recorded	(2,440)	—	Noninterest income—net gains (losses) on sale of securities
Total before tax	3,901	15,559
Tax (expense) benefit	(1,365)	(5,446)
Net of tax	$2,536	$10,113
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$210	$4,064	Interest and fee income—loans and leases
Interest rate contracts	10	(93)	Noninterest expense—other income
Total before tax	220	3,971
Tax (expense) benefit	(77)	(1,390)
Net of tax	$143	$2,581
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$5,827	$106,857	Noninterest expense—personnel costs
Net periodic benefit costs	1,968	—	Noninterest expense—personnel costs
Total before tax	7,795	106,857
Tax (expense) benefit	(2,728)	(37,400)
Net of tax	$5,067	$69,457

12. SHAREHOLDERS’ EQUITY
Preferred Stock issued and outstanding
In 2008, Huntington issued 569,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share. Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock. Since April 15, 2013, at the option of Huntington, the Series A Preferred Stock is subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading-day period. At the option of the holder, one share was converted to common stock during the fourth quarter of 2015.
In 2011, Huntington issued $36 million par value Floating Rate Series B Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $1,000 per share (the Series B Preferred Stock) and, in certain cases, an additional amount of cash consideration, in exchange for $36 million of (1) Huntington Capital I Floating Rate Capital Securities, (2) Huntington Capital II Floating Rate Capital Securities, (3) Sky Financial Capital Trust III Floating Rate Capital Securities and (4) Sky Financial Capital Trust IV Floating Rate Capital Securities.
As part of the exchange offer, Huntington issued depositary shares. Each depositary share represents a 1/40th ownership interest in a share of the Series B Preferred Stock. Each holder of a depositary share will be entitled, in proportion to the applicable fraction of a share of Series B Preferred Stock and all the related rights and preferences. Huntington will pay dividends on the Series B Preferred Stock at a floating rate equal to three-month LIBOR plus a spread of 2.70%. The preferred stock was recorded at the par amount of $36 million, with the difference between par amount of the shares and their fair value of $24 million recorded as a discount.
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
During 2015, Huntington repurchased a total of 23.0 million shares of common stock at a weighted average price of $10.93. Huntington has the ability to repurchase up to $166 million of additional common stock through the second quarter of 2016.
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation. As a result, Huntington no longer has the intent to repurchase shares under the current authorization.
2014 Share Repurchase Program
During 2014, Huntington repurchased a total of 35.7 million shares of common stock at a weighted average price of $9.37.

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

	Year ended December 31,
(dollar amounts in thousands, except per share amounts)	2015	2014	2013
Basic earnings per common share:
Net income	$692,957	$632,392	$641,282
Preferred stock dividends	(31,873)	(31,854)	(31,869)
Net income available to common shareholders	$661,084	$600,538	$609,413
Average common shares issued and outstanding	803,412	819,917	834,205
Basic earnings per common share:	$0.82	$0.73	$0.73
Diluted earnings per common share
Net income available to common shareholders	$661,084	$600,538	$609,413
Effect of assumed preferred stock conversion	—	—	—
Net income applicable to diluted earnings per share	$661,084	$600,538	$609,413
Average common shares issued and outstanding	803,412	819,917	834,205
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,633	11,421	8,418
Shares held in deferred compensation plans	1,912	1,420	1,351
Other	172	323	—
Dilutive potential common shares:	13,717	13,164	9,769
Total diluted average common shares issued and outstanding	817,129	833,081	843,974
Diluted earnings per common share	$0.81	$0.72	$0.72
Approximately 1.6 million, 2.6 million, and 6.6 million options to purchase shares of common stock outstanding at the end of December 31, 2015, 2014, and 2013, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.
14. SHARE-BASED COMPENSATION
Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income. Stock options are granted at the closing market price on the date of the grant. Options granted typically vest ratably over four years or when other conditions are met. Stock options, which represented a portion of our grant values, have no intrinsic value until the stock price increases. Options granted on or after May 1, 2015 have a contractual term of ten years. All options granted on or before April 30, 2015 have a contractual term of seven years.
2015 Long-Term Incentive Plan
In 2015, shareholders approved the Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan (the 2015 Plan). Shares remaining under the 2012 Plan have been incorporated into the 2015 Plan and reduced the full number of shares covered by all awards. Accordingly, the total number of shares authorized for awards under the 2015 Plan is 30 million shares. At December 31, 2015, 25 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2015, Huntington believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2016.
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
The following table presents the weighted average assumptions used in the option-pricing model for options granted in the three years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Assumptions
Risk-free interest rate	2.13%	1.69%	0.79%
Expected dividend yield	2.57	2.61	2.83
Expected volatility of Huntington’s common stock	29.0	32.3	35.0
Expected option term (years)	6.5	5.0	5.5
Weighted-average grant date fair value per share	$2.57	$2.13	$1.71
The following table presents total share-based compensation expense and related tax benefit for the three years ended December 31, 2015, 2014, and 2013:

(dollar amounts in thousands)	2015	2014	2013
Share-based compensation expense	$51,415	$43,666	$37,007
Tax benefit	17,618	14,779	12,472
Huntington’s stock option activity and related information for the year ended December 31, 2015, was as follows:

(amounts in thousands, except years and per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	19,619	$6.99
Granted	1,249	10.89
Assumed	—
Exercised	(4,269)	6.01
Forfeited/expired	(478)	17.31
Outstanding at December 31, 2015	16,121	$7.25	3.7	$64,180
Expected to vest (1)	3,499	$9.02	6.3	$7,154
Exercisable at December 31, 2015	12,299	$6.69	2.9	$56,450

(1)	The number of options expected to vest includes an estimate of 323 thousand shares expected to be forfeited.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the years ended December 31, 2015, 2014, and 2013, cash received for the exercises of stock options was $26 million, $21 million and $14 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $7 million, $4 million and $2 million in 2015, 2014, and 2013, respectively.
The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2015, 2014, and 2013 were $10.86, $9.09, and $7.12, respectively. The total fair value of awards vested during the years ended December 31, 2015, 2014, and 2013 was $30 million, $26 million, and $14 million, respectively. As of December 31, 2015, the total unrecognized compensation cost related to nonvested awards was $71 million with a weighted-average expense recognition period of 2.4 years.

The following table presents additional information regarding options outstanding as of December 31, 2015:

(amounts in thousands, except years and per share amounts)	Options Outstanding			Exercisable Options
Weighted- Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0 to $5.63	704	1.2	$4.30	704	$4.30
$5.64 to $6.02	5,666	2.6	6.02	5,666	6.02
$6.03 to $15.95	9,482	4.6	6.98	5,660	6.98
$15.96 and over	269	0.3	21.07	269	21.07
Total	16,121	3.7	$7.25	12,299	$6.69
Huntington also grants restricted stock, restricted stock units, performance share awards, and other stock-based awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share awards are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards is the closing market price of Huntington’s common stock on the grant date.
The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of December 31, 2015, and activity for the year ended December 31, 2015:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Awards
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2015	12	$9.53	11,904	$7.79	2,579	$7.76
Granted	—	—	4,550	10.84	883	10.94
Assumed	—	—	—	—	—	—
Vested	(3)	9.53	(3,785)	7.11	(513)	6.77
Forfeited	(2)	9.53	(499)	8.53	(56)	6.88
Nonvested at December 31, 2015	7	$9.53	12,170	$9.11	2,893	$8.99
15. BENEFIT PLANS
Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2015. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013.
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
On January 1, 2015, Huntington terminated the company sponsored retiree health care plan for Medicare eligible retirees and their dependents. Instead, Huntington will partner with a third-party to assist the retirees and their dependents in selecting individual policies from a variety of carriers on a private exchange. This plan amendment resulted in a measurement of the liability at the approval date. The result of the measurement was a $5 million reduction of the liability and increase in accumulated other comprehensive income. It will also result in a reduction of expense over the estimated life of plan participants.
The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2015 and 2014, and the net periodic benefit cost for the years then ended:

	Pension Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.54%	4.12%	3.81%	3.72%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate (1)(2)(3)	4.12	4.89	3.73	4.11
Expected return on plan assets	7.00	7.25	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
N/A—Not Applicable

(1)
The 2014 post-retirement benefit expense was remeasured as of July 31, 2014. The discount rate was 4.27% from January 1, 2014 to July 31, 2014, and was changed to 3.89% for the period from July 31, 2014 to December 31, 2014.

(2)
The 2015 post-retirement benefit expense was remeasured as of September 30, 2015. The discount rate was 3.72% from January 1, 2015 to September 30, 2015, and was changed to 3.77% for the period from September 30, 2015 to December 31, 2015.

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
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits		Post-Retirement Benefits
(dollar amounts in thousands)	2015	2014	2015	2014
Projected benefit obligation at beginning of measurement year	$799,594	$684,999	$15,963	$25,669
Changes due to:
Service cost	1,830	1,740	—	—
Interest cost	31,937	32,398	506	856
Benefits paid	(17,246)	(16,221)	(2,211)	(3,401)
Settlements	(27,976)	(27,045)	(6,993)	—
Plan amendments	—	—	—	(8,782)
Plan curtailments	—	—	—	—
Medicare subsidies	—	—	117	462
Actuarial assumptions and gains and losses (1)	(33,425)	123,723	643	1,159
Total changes	(44,880)	114,595	(7,938)	(9,706)
Projected benefit obligation at end of measurement year	$754,714	$799,594	$8,025	$15,963

(1)	The 2014 actuarial assumptions include revised mortality tables.
Benefits paid for post-retirement are net of retiree contributions collected by Huntington. The actual contributions received in 2015 and 2014 by Huntington for the retiree medical program were less than $1 million and $3 million, respectively.

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2015 and 2014 measurement dates:

	Pension Benefits
(dollar amounts in thousands)	2015	2014
Fair value of plan assets at beginning of measurement year	$653,013	$649,020
Changes due to:
Actual return on plan assets	(16,122)	44,312
Settlements	(25,428)	(24,098)
Benefits paid	(17,246)	(16,221)
Total changes	(58,796)	3,993
Fair value of plan assets at end of measurement year	$594,217	$653,013
Huntington’s accumulated benefit obligation under the Plan was $755 million and $800 million at December 31, 2015 and 2014. As of December 31, 2015, the accumulated benefit obligation exceeded the fair value of Huntington’s plan assets by $160 million and is recorded in accrued expenses and other liabilities. The projected benefit obligation exceeded the fair value of Huntington’s plan assets by $160 million.
The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2015:

	Pension Benefits			Post-Retirement Benefits
(dollar amounts in thousands)	2015	2014	2013	2015	2014	2013
Service cost	$1,830	$1,740	$25,122	$—	$—	$—
Interest cost	31,937	32,398	30,112	506	856	862
Expected return on plan assets	(44,175)	(45,783)	(47,716)	—	—	—
Amortization of prior service cost	—	—	(2,883)	(1,968)	(1,609)	(1,353)
Amortization of loss	7,934	5,767	23,044	(401)	(571)	(600)
Curtailment	—	—	(34,613)	—	—	—
Settlements	12,645	11,200	8,116	(3,090)	—	—
Benefit costs	$10,171	$5,322	$1,182	$(4,953)	$(1,324)	$(1,091)
Included in benefit costs are $4 million, $2 million, and $2 million of plan expenses that were recognized in the three years ended December 31, 2015, 2014, and 2013. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2016, Management expects net periodic pension benefit, excluding any expense of settlements, to approximate $2 million for 2016. The postretirement medical and life subsidy was eliminated for anyone who retires on or after March 1, 2010. As such, there were no incremental net periodic post-retirement benefits costs associated with this plan.
The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is zero, $2 million, and a $8 million benefit, respectively.
At December 31, 2015 and 2014, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, money market funds, and Huntington mutual funds as follows:

	Fair Value
(dollar amounts in thousands)	2015		2014
Cash equivalents:
Federated-money market	$15,590	3%	$—	—%
Huntington funds—money market	—	—	16,136	2
Fixed income:
Corporate obligations	205,081	34	218,077	33
U.S. Government Obligations	64,456	11	62,627	10
Mutual funds-fixed income	32,874	6	34,761	5
U.S. Government Agencies	6,979	1	7,445	1
Equities:
Mutual funds-equities	136,026	23	147,191	23
Other common stock	120,046	20	118,970	18
Huntington funds	—	—	37,920	6
Exchange Traded Funds	6,530	1	6,840	1
Limited Partnerships	6,635	1	3,046	1
Fair value of plan assets	$594,217	100%	$653,013	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. For an explanation of the fair value hierarchy, refer to Note 1 “Significant Accounting Policies” under the heading “Fair Value Measurements”. At December 31, 2015, equities and money market funds are classified as Level 1; mutual funds-fixed income, corporate obligations, U.S. government obligations, and U.S. government agencies are classified as Level 2; and limited partnerships are classified as Level 3.
In general, investments of the Plan are exposed to various risks such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2015, Plan assets were invested 3% in cash and cash equivalents, 45% in equity investments, and 52% in bonds, with an average duration of 12.2 years on bond investments. The estimated life of benefit obligations was 11.9 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.
The following table shows the number of shares and dividends received on shares of Huntington stock held by the Plan:

	December 31,
(dollar amounts in thousands, except share amounts)	2015	2014
Dividends received on shares of Huntington stock	$—	$267

At December 31, 2015, the following table shows when benefit payments were expected to be paid:

(dollar amounts in thousands)	Pension Benefits	Post- Retirement Benefits
2016	$51,333	$986
2017	50,323	823
2018	48,457	743
2019	47,435	686
2020	46,629	644
2021 through 2025	221,569	2,738
Although not required, a cash contribution can be made to the Plan up to the maximum deductible limit in the plan year. Anticipated contributions for 2016 to the post-retirement benefit plan are zero.

The 2016 healthcare cost trend rate is projected to be 7.0% for participants. This rate is assumed to decrease gradually until it reaches 4.5% in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.
Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2015 and 2014, Huntington has an accrued pension liability of $34 million and $35 million, respectively, associated with these plans. Pension expense for the plans was $1 million, $1 million, and $4 million in 2015, 2014, and 2013, respectively. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s SRIP plan effective December 31, 2013.
The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2015 and 2014, for all of Huntington's defined benefit plans:

(dollar amounts in thousands)	2015	2014
Accrued expenses and other liabilities (1)	$192,734	$198,947

(1)	A current liability of $2 million is included in the amounts above at December 31, 2015 and 2014; the remaining amount is classified as a noncurrent liability.
The following tables present the amounts recognized in OCI as of December 31, 2015, 2014, and 2013, and the changes in accumulated OCI for the years ended December 31, 2015, 2014, and 2013:

(dollar amounts in thousands)	2015	2014	2013
Net actuarial loss	$(243,984)	$(240,197)	$(166,078)
Prior service cost	13,237	14,517	9,855
Defined benefit pension plans	$(230,747)	$(225,680)	$(156,223)

	2015
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(347,202)	$121,522	$(225,680)
Net actuarial (loss) gain:
Amounts arising during the year	(25,520)	8,931	(16,589)
Amortization included in net periodic benefit costs	19,693	(6,892)	12,801
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(1,968)	689	(1,279)
Balance, end of year	$(354,997)	$124,250	$(230,747)

	2014
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(240,345)	$84,122	$(156,223)
Net actuarial (loss) gain:
Amounts arising during the year	(133,085)	46,580	(86,505)
Amortization included in net periodic benefit costs	19,056	(6,670)	12,386
Prior service cost:
Amounts arising during the year	8,781	(3,073)	5,708
Amortization included in net periodic benefit costs	(1,609)	563	(1,046)
Balance, end of year	$(347,202)	$121,522	$(225,680)

	2013
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(363,691)	$127,292	$(236,399)
Net actuarial (loss) gain:
Amounts arising during the year	118,666	(41,532)	77,134
Amortization included in net periodic benefit costs	29,194	(10,218)	18,976
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(24,514)	8,580	(15,934)
Balance, end of year	$(240,345)	$84,122	$(156,223)

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan. For 2014 and 2015, a discretionary profit-sharing contribution equal to 1% of eligible participants’ annual base pay was awarded.
The following table shows the costs of providing the defined contribution plan:

	Year ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Defined contribution plan	$31,896	$31,110	$18,238
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in thousands, except share amounts)	2015	2014
Shares in Huntington common stock	13,076,164	12,883,333
Market value of Huntington common stock	$144,622	$135,533
Dividends received on shares of Huntington stock	3,076	2,694
16. INCOME TAXES
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
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2015, Huntington had gross unrecognized tax benefits of $23 million in income tax liability related to uncertain tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in thousands)	2015	2014
Unrecognized tax benefits at beginning of year	$1,172	$704
Gross increases for tax positions taken during current period	23,104	—
Gross increases for tax positions taken during prior years	—	468
Gross decreases for tax positions taken during prior years	(1,172)	—
Unrecognized tax benefits at end of year	$23,104	$1,172
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized, $0.1 million of interest benefit, $0.1 million of interest expense, and $0.2 million of interest benefit for the years ended December 31, 2015, 2014 and 2013, respectively. Total interest accrued was $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Current tax provision (benefit)
Federal	$146,195	$186,436	$117,174
State	5,677	(1,017)	4,278
Total current tax provision (benefit)	151,872	185,419	121,452
Deferred tax provision (benefit)
Federal	66,823	41,167	112,681
State	1,953	(5,993)	(6,659)
Total deferred tax provision (benefit)	68,776	35,174	106,022
Provision for income taxes	$220,648	$220,593	$227,474
The following is a reconcilement of provision for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Provision for income taxes computed at the statutory rate	$319,762	$298,545	$304,065
Increases (decreases):
Tax-exempt income	(20,839)	(17,971)	(34,378)
Tax-exempt bank owned life insurance income	(18,340)	(19,967)	(19,747)
General business credits	(47,894)	(46,047)	(39,868)
State deferred tax asset valuation allowance adjustment, net	—	(7,430)	(6,020)
Capital loss	(46,288)	(26,948)	(961)
Affordable housing investment amortization, net of tax benefits	31,741	33,752	16,851
State income taxes, net	4,960	2,873	4,472
Other	(2,454)	3,786	3,060
Provision for income taxes	$220,648	$220,593	$227,474

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
(dollar amounts in thousands)	2015	2014
Deferred tax assets:
Allowances for credit losses	$238,415	$233,656
Fair value adjustments	121,642	119,512
Net operating and other loss carryforward	61,492	161,548
Accrued expense/prepaid	44,733	48,656
Purchase accounting adjustments	41,917	13,839
Partnership investments	21,614	24,123
Market discount	11,781	12,215
Pension and other employee benefits	2,405	—
Tax credit carryforward	1,823	30,825
Other	11,645	9,477
Total deferred tax assets	557,467	653,851
Deferred tax liabilities:
Lease financing	261,078	202,298
Loan origination costs	114,488	103,025
Mortgage servicing rights	48,514	47,748
Operating assets	46,685	50,266
Securities adjustments	19,952	27,856
Purchase accounting adjustments	6,944	17,299
Pension and other employee benefits	—	9,677
Other	5,463	5,178
Total deferred tax liabilities	503,124	463,347
Net deferred tax asset before valuation allowance	54,343	190,504
Valuation allowance	(3,620)	(73,057)
Net deferred tax asset	$50,723	$117,447
At December 31, 2015, Huntington’s net deferred tax asset related to loss and other carryforwards was $63 million. This was comprised of federal net operating loss carryforwards of $3 million, which will begin expiring in 2023, $45 million of state net operating loss carryforwards, which will begin expiring in 2016, an alternative minimum tax credit carryforward of $1 million, which may be carried forward indefinitely, a general business credit carryforward of $1 million, which will begin expiring in 2031, and a capital loss carryforward of $13 million, which expires in 2018.
In prior periods, Huntington established a valuation allowance against deferred tax assets for federal capital loss carryforwards, state deferred tax assets, and state net operating loss carryforwards. The federal valuation allowance was based on the uncertainty of forecasted federal taxable income expected of the required character in order to utilize the capital loss carryforward. The state valuation allowance was based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax assets and state net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted taxable income of the appropriate character and/or within applicable jurisdictions, the Company believes that it is more likely than not the federal capital loss carryforward, and portions of the state deferred tax assets and state net operating loss carryforwards will be realized. As a result of this analysis, there is no federal capital loss carryforward valuation allowance remaining at December 31, 2015 compared to $69 million at December 31, 2014, and the state valuation allowance of $4 million at December 31, 2015 was essentially unchanged compared to $4 million at December 31, 2014.
At December 31, 2015 retained earnings included approximately $12 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4 million at December 31, 2015.

17. FAIR VALUES OF ASSETS AND LIABILITIES
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Mortgage loans held for sale
Huntington has elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are classified as Level 2 and are estimated using security prices for similar product types.
Mortgage loans held for investment
Mortgages are loans originated with the intent to sell and are measured at fair value with adjustments recognized through the Consolidated Statements of Income. During the year, certain mortgage loans have been reclassified to mortgage loans held for investment. These loans continue to be measured at fair value. The fair value is determined using fair value of mortgage-backed securities adjusted for loan specific variables.
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third-party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 74% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For Level 2 securities management uses various methods and techniques to corroborate prices obtained from the pricing service, including references to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 26% of our positions are Level 3, and consist of private-label CMO securities, CDO-preferred securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
The municipal securities portion that is classified as Level 3 uses significant estimates to determine the fair value of these securities which results in greater subjectivity. The fair value is determined by utilizing third-party valuation services. The third-party service provider reviews credit worthiness, prevailing market rates, analysis of similar securities, and projected cash flows. The third-party service provider also incorporates industry and general economic conditions into their analysis. Huntington evaluates the analysis provided for reasonableness.
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
CDO-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third-party pricing specialist with direct industry experience in CDO-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third-party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value.
Automobile loans
Effective January 1, 2010, Huntington consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. As a result, Huntington elected to account for these automobile loan receivables at fair value per guidance supplied in ASC 825. The automobile loan receivables are classified as Level 3. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market. During the first quarter of 2014, Huntington canceled the 2009 and 2006 Automobile Trusts. Huntington continues to report the associated automobile loan receivables at fair value due to its 2010 election.
MSRs
MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. Huntington determines the fair value of MSRs using an income approach model based upon our month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs, and changes in valuation inputs and assumptions. Servicing brokers and other sources of information (e.g. discussion with other mortgage servicers and industry surveys) are used to obtain information on market practice and assumptions. On at least a quarterly basis, third-party marks are obtained from at least one servicing broker. Huntington reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. Any recommended change in assumptions and/or inputs are presented for review to the Mortgage Price Risk Subcommittee for final approval.
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
Derivatives classified as Level 3 consist of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. A significant increase or decrease in the external market price would result in a significantly higher or lower fair value measurement.
Short-term borrowings
Short-term borrowings classified as Level 2 consist primarily of U.S. treasury bond securities sold under agreement to repurchase. These securities are borrowed from other institutions and must be repaid by purchasing the securities in the open market.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$337,577	$—	$—	$337,577
Loans held for investment	—	32,889	—	—	32,889
Trading account securities:
Municipal securities	—	4,159	—	—	4,159
Other securities	32,475	363	—	—	32,838
	32,475	4,522	—	—	36,997
Available-for-sale and other securities:
U.S. Treasury securities	5,472	—	—	—	5,472
Federal agencies: Mortgage-backed	—	4,521,688	—	—	4,521,688
Federal agencies: Other agencies	—	115,913	—	—	115,913
Municipal securities	—	360,845	2,095,551	—	2,456,396
Asset-backed securities	—	761,076	100,337	—	861,413
Corporate debt	—	466,477	—	—	466,477
Other securities	11,397	3,899	—	—	15,296
	16,869	6,229,898	2,195,888	—	8,442,655
Automobile loans	—	—	1,748	—	1,748
MSRs	—	—	17,585	—	17,585
Derivative assets	—	429,448	6,721	(161,297)	274,872
Liabilities
Derivative liabilities	—	287,994	665	(144,309)	144,350
Short-term borrowings	—	1,770	—	—	1,770

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2014
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$354,888	$—	$—	$354,888
Loans held for investment	—	40,027	—	—	40,027
Trading account securities:
Federal agencies: Other agencies	—	2,857	—	—	2,857
Municipal securities	—	5,098	—	—	5,098
Other securities	33,121	1,115	—	—	34,236
	33,121	9,070	—	—	42,191
Available-for-sale and other securities:
U.S. Treasury securities	5,452	—	—	—	5,452
Federal agencies: Mortgage-backed	—	5,322,701	—	—	5,322,701
Federal agencies: Other agencies	—	351,543	—	—	351,543
Municipal securities	—	450,976	1,417,593	—	1,868,569
Private-label CMO	—	11,462	30,464	—	41,926
Asset-backed securities	—	873,260	82,738	—	955,998
Corporate debt	—	486,176	—	—	486,176
Other securities	17,430	3,316	—	—	20,746
	22,882	7,499,434	1,530,795	—	9,053,111
Automobile loans	—	—	10,590	—	10,590
MSRs	—	—	22,786	—	22,786
Derivative assets	—	449,775	4,064	(101,197)	352,642
Liabilities
Derivative liabilities	—	335,524	704	(51,973)	284,255
Short-term borrowings	—	2,295	—	—	2,295

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2015, 2014, and 2013 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Year ended December 31, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2,793)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(5,201)	5,489	149	47	(2,400)	(497)
Included in OCI	—	—	(3,652)	1,832	24,802	—
Purchases/originations	—	—	1,002,153	—	—	—
Sales	—	—	(9,656)	(30,077)	—	—
Repayments	—	—	—	—	—	(8,345)
Issues	—	—	—	—	—	—
Settlements	—	—	(311,036)	(2,266)	(4,803)	—
Closing balance	$17,585	$6,056	$2,095,551	$—	$100,337	$1,748
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(5,201)	$5,489	$—	$—	$(2,440)	$(497)

(1) Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Year ended December 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(11,450)	3,047	—	36	226	(918)
Included in OCI	—	—	14,776	452	21,839	—
Purchases/originations	—	—	1,038,348	—	—	—
Sales	—	—	—	—	(22,870)	—
Repayments	—	—	—	—	—	(40,778)
Issues	—	—	—	—	—	—
Settlements	—	(2,077)	(290,068)	(2,164)	(23,876)	—
Closing balance	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(11,450)	$3,047	$14,776	$452	$21,137	$(1,624)

	Level 3 Fair Value Measurements Year ended December 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Balance, beginning of year	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Total gains / losses:
Included in earnings	(966)	(5,944)	2,129	(180)	(2,244)	(358)
Included in OCI	—	—	9,075	1,703	35,139	—
Other (1)	—	—	600,435	—	—	—
Sales	—	—	—	(10,254)	(16,711)	—
Repayments	—	—	—	—	—	(90,118)
Settlements	—	(4,368)	(18,330)	(7,904)	(18,802)	—
Balance, end of year	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(966)	$(5,944)	$9,075	$1,703	$35,139	$(358)

(1)	Effective December 31, 2013 approximately $600 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2015, 2014, and 2013:

	Level 3 Fair Value Measurements Year ended December 31, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(5,201)	$5,489	$—	$—	$—	$—
Securities gains (losses)	—	—	149	—	(2,440)	—
Interest and fee income	—	—	—	47	40	(497)
Noninterest income	—	—	—	—	—	—
Total	$(5,201)	$5,489	$149	$47	$(2,400)	$(497)

	Level 3 Fair Value Measurements Year ended December 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(11,450)	$3,047	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	170	—
Interest and fee income	—	—	—	36	56	(1,032)
Noninterest income	—	—	—	—	—	114
Total	$(11,450)	$3,047	$—	$36	$226	$(918)

	Level 3 Fair Value Measurements Year ended December 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(966)	$(5,944)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(336)	(1,466)	—
Interest and fee income	—	—	2,129	156	(778)	(3,569)
Noninterest income	—	—	—	—	—	3,211
Total	$(966)	$(5,944)	$2,129	$(180)	$(2,244)	$(358)
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2015			December 31, 2014
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$337,577	$326,802	$10,775	$354,888	$340,070	$14,818
Loans held for investment	32,889	33,637	(748)	40,027	40,938	(911)
Automobile loans	1,748	1,748	—	10,590	10,022	568
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the years ended December 31, 2015, 2014, and 2013:

	Net gains (losses) from fair value changes Year ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Assets
Mortgage loans held for sale	$(2,342)	$(1,978)	$(12,711)
Automobile loans	(568)	(918)	(360)

	Gains (losses) included in fair value changes associated with instrument specific credit risk Year ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Assets
Automobile loans	$199	$911	$2,207
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2015, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Year ended December 31, 2015
MSRs	$141,726	$—	$—	$141,726	$(2,732)
Impaired loans	62,029	—	—	62,029	(20,762)
Other real estate owned	27,342	—	—	27,342	(4,005)

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
Other real estate owned properties are included in accrued income and other assets and valued based on appraisals and third-party price opinions, less estimated selling costs.
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of December 31, 2015.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$17,585	Discounted cash flow	Constant prepayment rate	7.9% - 25.7% (14.7%)
			Spread over forward interest rate swap rates	3.3% - 9.2% (5.4%)
Derivative assets	6,721	Consensus Pricing	Net market price	-3.2% - 20.9% (1.9%)
Derivative liabilities	665		Estimated Pull through %	11.9% - 99.8% (76.7%)
Municipal securities	2,095,551	Discounted cash flow	Discount rate	0.3% - 7.2% (3.1%)
			Cumulative default	0.1% - 50.0% (2.1%)
			Loss given default	5.0% - 80.0% (20.5%)
Asset-backed securities	100,337	Discounted cash flow	Discount rate	4.6% - 10.9% (6.2%)
			Cumulative prepayment rate	0.0% - 100.% (9.6%)
			Cumulative default	1.6% - 100% (11.1%)
			Loss given default	85% - 100% (96.6%)
			Cure given deferral	0.0% - 75.0% (36.8%)
Automobile loans	1,748	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	62,029	Appraisal value	NA	NA
Other real estate owned	27,342	Appraisal value	NA	NA
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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$898,994	$898,994	$1,285,124	$1,285,124
Trading account securities	36,997	36,997	42,191	42,191
Loans held for sale	474,621	484,511	416,327	416,327
Available-for-sale and other securities	8,775,441	8,775,441	9,384,670	9,384,670
Held-to-maturity securities	6,159,590	6,135,458	3,379,905	3,382,715
Net loans and direct financing leases	49,743,256	48,024,998	47,050,530	45,110,406
Derivatives	274,872	274,872	352,642	352,642
Financial Liabilities:
Deposits	55,294,979	55,299,435	51,732,151	52,454,804
Short-term borrowings	615,279	615,279	2,397,101	2,397,101
Long-term debt	7,067,614	7,043,014	4,335,962	4,286,304
Derivatives	144,350	144,350	284,255	284,255
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2015 and December 31, 2014:

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$6,135,458	$—	$6,135,458
Net loans and direct financing leases	—	—	48,024,998	48,024,998
Financial Liabilities
Deposits	—	51,869,105	3,430,330	55,299,435
Short-term borrowings	—	1,770	613,509	615,279
Long-term debt	—	—	7,043,014	7,043,014

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2014
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,382,715	$—	$3,382,715
Net loans and direct financing leases	—	—	45,110,406	45,110,406
Financial Liabilities
Deposits	—	48,183,798	4,271,006	52,454,804
Short-term borrowings	—	—	2,397,101	2,397,101
Long-term debt	—	—	4,286,304	4,286,304

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
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2015, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$8,223,000	$8,223,000
Deposits	69,100	—	69,100
Subordinated notes	475,000	—	475,000
Long-term debt	5,385,000	—	5,385,000
Total notional value at December 31, 2015	$5,929,100	$8,223,000	$14,152,100
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at December 31, 2015:

				Weighted-Average Rate
(dollar amounts in thousands )	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$8,223,000	1.1	$(3,103)	0.83%	0.43%
Total asset conversion swaps	8,223,000	1.1	(3,103)	0.83	0.43
Liability conversion swaps
Receive fixed—generic	5,929,100	2.7	68,401	1.55	0.40
Total liability conversion swaps	5,929,100	2.7	68,401	1.55	0.40
Total swap portfolio at December 31, 2015	$14,152,100	1.8	$65,298	1.13%	0.42%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $108 million, $98 million, and $95 million for the years ended December 31, 2015, 2014, and 2013, respectively.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At December 31, 2015, the fair value of the swap liability of less than $1 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.
The following table presents the fair values at December 31, 2015 and 2014 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:
Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	December 31, 2015	December 31, 2014
Interest rate contracts designated as hedging instruments	$80,513	$53,114
Interest rate contracts not designated as hedging instruments	190,846	183,610
Foreign exchange contracts not designated as hedging instruments	37,727	32,798
Commodity contracts not designated as hedging instruments	117,894	180,218
Total contracts	$426,980	$449,740
Liability derivatives included in accrued expenses and other liabilities:

(dollar amounts in thousands)	December 31, 2015	December 31, 2014
Interest rate contracts designated as hedging instruments	$15,215	$12,648
Interest rate contracts not designated as hedging instruments	121,815	110,627
Foreign exchange contracts not designated as hedging instruments	35,283	29,754
Commodity contracts not designated as hedging instruments	114,887	179,180
Total contracts	$287,200	$332,209
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(996)	$(1,045)	$(4,006)
Change in fair value of hedged deposits (1)	992	1,025	4,003
Change in fair value of interest rate swaps hedging subordinated notes (2)	(8,237)	476	(44,699)
Change in fair value of hedged subordinated notes (2)	8,237	(476)	44,699
Change in fair value of interest rate swaps hedging long-term debt (2)	3,903	1,990	(5,716)
Change in fair value of hedged other long-term debt (2)	(3,602)	828	6,843

(1)
Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

(2)
Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion) (pre-tax)
(dollar amounts in thousands)	2015	2014	2013		2015	2014	2013
Interest rate contracts
Loans	$8,428	$9,192	$(56,056)	Interest and fee income—loans and leases	$(210)	$(4,064)	$(14,979)
Loans	—	—	—	Noninterest income - other income	(10)	93	(209)
Total	$8,428	$9,192	$(56,056)		$(220)	$(3,971)	$(15,188)

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings approximately $3 million after-tax, of unrealized gains on cash flow hedging derivatives currently in OCI.
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
The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the years ending December 31, 2015, 2014, and 2013:

	December 31,
(dollar amounts in thousands)	2015	2014	2013
Derivatives in cash flow hedging relationships
Interest rate contracts:
Loans	$(763)	$74	$878
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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

(dollar amounts in thousands)	December 31, 2015	December 31, 2014
Derivative assets:
Interest rate lock agreements	$6,721	$4,064
Forward trades and options	2,468	35
Total derivative assets	9,189	4,099
Derivative liabilities:
Interest rate lock agreements	(220)	(259)
Forward trades and options	(1,239)	(3,760)
Total derivative liabilities	(1,459)	(4,019)
Net derivative asset	$7,730	$80
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at December 31, 2015 and 2014, was $0.5 billion and $0.6 billion, respectively. The total notional amount at December 31, 2015 corresponds to trading assets with a fair value of less than $1 million and trading liabilities with a fair value of $1 million. Net trading gains (losses) related to MSR hedging for the years ended December 31, 2015, 2014, and 2013, were $(2) million, $7 million, and $(25) million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.

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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2015 and December 31, 2014, were $76 million and $74 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $14.6 billion and $14.4 billion at December 31, 2015 and December 31, 2014, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $224 million and $219 million at the same dates, respectively.
Risk Participation Agreements

Huntington periodically enters into risk participation agreement in order to manage credit risk of its derivative positions. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. Huntington can mitigate exposure to certain counterparties or take on exposure to generate additional income. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $344 million and $457 million at December 31, 2015 and December 31, 2014, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The amount Huntington will have to pay if all counterparties defaulted on their swap contracts is the fair value of these risk participations, which was $6 million and $7 million at December 31, 2015 and December 31, 2014, respectively. These contracts mature between 2015 and 2043 and are deemed investment grade.
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
At December 31, 2015 and December 31, 2014, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $15 million and $20 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At December 31, 2015, Huntington pledged $110 million of investment securities and cash collateral to counterparties, while other counterparties pledged $107 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets
					Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
December 31, 2015	Derivatives	$436,169	$(161,297)	$274,872	$(39,305)	$(3,462)	$232,105
December 31, 2014	Derivatives	480,803	(128,161)	352,642	(27,744)	(1,095)	323,803

Offsetting of Financial Liabilities and Derivative Liabilities
					Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
December 31, 2015	Derivatives	$288,659	$(144,309)	$144,350	$(62,460)	$(20)	$81,870
December 31, 2014	Derivatives	363,192	(78,937)	284,255	(78,654)	(111)	205,490

19. VIEs
Consolidated VIEs
Consolidated VIEs at December 31, 2015, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of Huntington Technology Finance.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Consolidated Balance Sheets at December 31, 2015 and 2014:

	December 31, 2015
	Huntington Technology Funding Trust		Other Consolidated Trusts	Total
(dollar amounts in thousands)	Series 2012A	Series 2014A
Assets:
Cash	$1,377	$1,561	$—	$2,938
Net loans and leases	32,180	152,331	—	184,511
Accrued income and other assets	—	—	229	229
Total assets	$33,557	$153,892	$229	$187,678
Liabilities:
Other long-term debt	$27,153	$123,577	$—	$150,730
Accrued interest and other liabilities	—	—	229	229
Total liabilities	27,153	123,577	229	150,959
Equity:
Beneficial Interest owned by third party	6,404	30,315	—	36,719
Total liabilities and equity	$33,557	$153,892	$229	$187,678

	December 31, 2014
(dollar amounts in thousands)	Other Consolidated Trusts	Total
Assets:
Cash	$—	$—
Net loans and leases	—	—
Accrued income and other assets	243	243
Total assets	$243	$243
Liabilities:
Other long-term debt	$—	$—
Accrued interest and other liabilities	243	243
Total liabilities	243	243
Equity:
Beneficial Interest owned by third party	—	—
Total liabilities and equity	$243	$243
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at December 31, 2015, and 2014:

	December 31, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$7,695	$—	$7,695
2012-1 Automobile Trust	94	—	94
2012-2 Automobile Trust	771	—	771
Trust Preferred Securities	13,919	317,106	—
Low Income Housing Tax Credit Partnerships	425,500	196,001	425,500
Other Investments	68,746	25,762	68,746
Total	$516,725	$538,869	$502,806

	December 31, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$2,136	$—	$2,136
2012-2 Automobile Trust	3,220	—	3,220
2011 Automobile Trust	944	—	944
Tower Hill Securities, Inc.	55,611	65,000	55,611
Trust Preferred Securities	13,919	317,075	—
Low Income Housing Tax Credit Partnerships	368,283	154,861	368,283
Other Investments	83,400	20,760	83,400
Total	$527,513	$557,696	$513,594
2015-1, 2012-1, 2012-2 , and 2011 AUTOMOBILE TRUST
During 2015 second quarter, 2012 first and fourth quarters, and 2011 third quarter, we transferred automobile loans totaling $0.8 billion, $1.3 billion, $1.0 billion, and $1.0 billion, respectively to trusts in separate securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.
During the 2015 third quarter, Huntington canceled the 2011 Automobile Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
TOWER HILL SECURITIES, INC.
In 2010, we transferred approximately $92 million of municipal securities, $86 million in Huntington Preferred Capital, Inc. (Real Estate Investment Trust) Class E Preferred Stock and cash of $6 million to Tower Hill Securities, Inc. in exchange for $184 million of Common and Preferred Stock of Tower Hill Securities, Inc.
In 2015, the mandatorily redeemable securities issued by Tower Hill Securities, Inc. were redeemed in full.  As of November 16, 2015, Tower Hill Securities, Inc. is a 100% owned consolidated entity.
TRUST-PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements. A list of trust-preferred securities outstanding at December 31, 2015 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.03%	(2)	$111,816	$6,186
Huntington Capital II	1.14	(3)	54,593	3,093
Sky Financial Capital Trust III	2.01	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.73	(4)	74,320	2,320
Camco Financial Trust	2.95	(5)	4,212	155
Total			$317,106	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at December 31, 2015, based on three-month LIBOR + 0.70.

(3)	Variable effective rate at December 31, 2015, based on three-month LIBOR + 62.5.

(4)	Variable effective rate at December 31, 2015, based on three-month LIBOR + 1.40.

(5)	Variable effective rate (including impact of purchase accounting accretion) at December 31, 2015, based on three month LIBOR + 1.33.
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
Huntington is a limited partner in each Low Income Housing Tax Credit Partnership. A separate unrelated third-party is the general partner. Each limited partnership is managed by the general partner, who exercises full and exclusive control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership under the Ohio Revised Uniform Limited Partnership Act. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement and/or is negligent in performing its duties.
Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment losses related to these investments are included in noninterest income in the Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2015 and 2014.

(dollar amounts in thousands)	December 31, 2015	December 31, 2014
Affordable housing tax credit investments	$674,157	$576,381
Less: amortization	(248,657)	(208,098)
Net affordable housing tax credit investments	$425,500	$368,283
Unfunded commitments	$196,001	$154,861
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Tax credits and other tax benefits recognized	$59,614	$51,317	$55,819
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	42,951	39,021	32,789
Equity method
Tax credit investment losses included in noninterest income	355	434	1,176
There were no sales of LIHTC investments in 2015 or 2014. During the year ended December 31, 2013, Huntington sold LIHTC investments resulting in gains of $9 million. The gains were recorded in noninterest income in the Consolidated Statements of Income.
Huntington recognized immaterial impairment losses for the years ended December 31, 2015, 2014 and 2013. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
OTHER INVESTMENTS
Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
20. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2015, and December 31, 2014 were as follows:

	At December 31,
(dollar amounts in thousands)	2015	2014
Contract amount represents credit risk
Commitments to extend credit:
Commercial	$11,448,927	$11,181,522
Consumer	8,574,093	7,579,632
Commercial real estate	813,271	908,112
Standby letters of credit	511,706	497,457
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $7 million and $4 million at December 31, 2015 and 2014, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2015, Huntington had $512 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $512 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of December 31, 2015, approximately $186 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $326 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and less than $1 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments. As of December 31, 2015, Huntington had $56 million of commercial letters-of-credit outstanding.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At December 31, 2015 and 2014, Huntington had commitments to sell residential real estate loans of $659 million and $545 million, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $80 million at December 31, 2015. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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
Cyberco filed a Chapter 7 bankruptcy petition on December 9, 2004, and a state court receiver for Teleservices then filed a Chapter 7 bankruptcy petition for Teleservices on January 21, 2005. In an adversary proceeding commenced against the Bank on December 8, 2006, the Cyberco bankruptcy trustee sought recovery of over $70 million he alleged was transferred to the Bank. The Cyberco bankruptcy trustee also alleged preferential transfers were made to the Bank in the amount of approximately $1 million. The Bank moved to dismiss the complaint and all but the preference claims were dismissed on January 29, 2008. The Bankruptcy Court ordered the case to be tried in July 2012, and entered an order governing all pretrial conduct. The Bank filed a motion for summary judgment on the basis that the Cyberco trustee sought recovery of the same alleged transfers as the Teleservices trustee in a separate case described below. The Bankruptcy Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.
The Teleservices bankruptcy trustee filed a separate adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank for application to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses. Subsequently, the trustee filed a summary judgment motion on the affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73 million and seeking judgment in that amount (which includes the $1 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining that the alleged transfers made to the Bank during the period from April 30, 2004 through November 2004 were not received in good faith and that the Bank failed to show a lack of knowledge of the avoidability of the alleged transfers made from September 2003 through November 2004. The trustee then filed an amended motion for summary judgment in the affirmative case and a hearing was held on July 1, 2011.
On March 30, 2012, the Bankruptcy Court issued an Opinion on the Teleservices trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73 million. The Bankruptcy Court delivered its report and recommendation to the District Court for the Western District of Michigan, recommending that the District Court enter a final judgment against the Bank in the principal amount of $72 million, plus interest through July 27, 2012, in the amount of $9 million. The parties filed their respective objections and responses to the Bankruptcy Court’s report and recommendation. The District Court held a hearing in September 2014 and conducted a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s report and recommendation.
On September 28, 2015, the District Court entered a judgment against the Bank in the amount of $72 million plus costs and pre- and post-judgment interest. While Huntington has appealed the decision and plans to continue to aggressively contest the claims of this complex case, Huntington increased its legal reserves by approximately $38 million in the 2015 third quarter to fully accrue for the amount of the judgment.
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

Powell v. Huntington National Bank. The Bank is a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. The Bank removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to the Bank. Following further briefing by the parties, the federal district court denied the Bank’s motion for judgment on the pleadings on September 26, 2014. On June 8, 2015, the Fourth Circuit Court of Appeals granted the Bank’s motion for an interlocutory appeal of the district court’s decision. The matter was briefed and oral argument held, but after the oral argument, the Fourth Circuit dismissed the appeal as improvidently granted and remanded the case back to the district court for further proceedings.
Commitments Under Operating Lease Obligations

At December 31, 2015, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.
The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015, were as follows: $53 million in 2016, $49 million in 2017, $46 million in 2018, $42 million in 2019, $41 million in 2020, and $191 million thereafter. At December 31, 2015, total minimum lease payments have not been reduced by minimum sublease rentals of $11 million due in the future under noncancelable subleases. At December 31, 2015, the future minimum sublease rental payments that Huntington expects to receive were as follows: $4 million in 2016, $2 million in 2017, $2 million in 2018, $1 million in 2019, $1 million in 2020, and $1 million thereafter. The rental expense for all operating leases was $58 million, $57 million, and $55 million for 2015, 2014, and 2013, respectively. Huntington had no material obligations under capital leases.
21. OTHER REGULATORY MATTERS
Huntington and its bank subsidiary, The Huntington National Bank (the Bank), are subject to various regulatory capital requirements administered banking regulators. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material adverse effect on Huntington’s and the Bank’s financial statements.
Beginning in the 2015 first quarter, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The Basel III capital requirements emphasize CET1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. CET1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, and DTAs that arise from tax loss and credit carryforwards. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments (TRUPS) that are subject to phase-out from tier 1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. We are also subject to CCAR and must submit annual capital plans to our banking regulators. We may pay dividends and repurchase stock up to the levels submitted in our capital plan to which the FRB did not object.
As of December 31, 2015, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows, including the CET1 ratio on a Basel III basis. The implementation of the Basel III capital requirements is transitional and phases-in from January 1, 2015 through the end of 2018. Amounts presented prior to January 1, 2015 are calculated using the Basel I capital requirements.

		Well-		December 31,
		capitalized	Minimum	2015		2014
		Capital	Capital	Basel III		Basel I
(dollar amounts in thousands)		Ratios	Ratios	Ratio	Amount	Ratio	Amount
Common equity tier 1 risk-based capital	Consolidated	N.A.	4.50%	9.79%	$5,721,028	N.A.	N.A.
	Bank	6.50%	4.50	9.46	5,518,748	N.A.	N.A.
Tier 1 risk-based capital	Consolidated	6.00	6.00	10.53	6,154,000	11.50%	$6,265,900
	Bank	8.00	6.00	9.83	5,735,274	11.28	6,136,190
Total risk-based capital	Consolidated	10.00	8.00	12.64	7,386,936	13.56	7,388,336
	Bank	10.00	8.00	11.74	6,850,596	12.79	6,956,242
Tier 1 leverage capital	Consolidated	N.A.	4.00	8.79	6,154,000	9.74	6,265,900
	Bank	5.00	4.00	8.21	5,735,274	9.56	6,136,190
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered well-capitalized.
Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2015 and 2014, the average balances of these deposits were $0.5 billion and $0.2 billion, respectively.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2015, the Bank could lend $678 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. During 2015, the Bank paid dividends of $822 million to the holding company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by Huntington National Bank without prior regulatory approval was approximately $179 million at December 31, 2015.
22. PARENT COMPANY FINANCIAL STATEMENTS
The parent company financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in thousands)	2015	2014
Assets
Cash and cash equivalents	$917,368	$662,768
Due from The Huntington National Bank	406,253	276,851
Due from non-bank subsidiaries	48,151	51,129
Investment in The Huntington National Bank	5,966,783	6,073,408
Investment in non-bank subsidiaries	489,205	509,114
Accrued interest receivable and other assets	192,444	279,366
Total assets	$8,020,204	$7,852,636
Liabilities and shareholders’ equity
Long-term borrowings	$1,045,835	$1,046,104
Dividends payable, accrued expenses, and other liabilities	379,763	478,361
Total liabilities	1,425,598	1,524,465
Shareholders’ equity (1)	6,594,606	6,328,170
Total liabilities and shareholders’ equity	$8,020,204	$7,852,635

(1)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Income
Dividends from
The Huntington National Bank	$822,000	$244,000	$—
Non-bank subsidiaries	38,883	27,773	55,473
Interest from
The Huntington National Bank	5,954	3,906	6,598
Non-bank subsidiaries	2,317	2,613	3,129
Other	4,529	2,994	2,148
Total income	873,683	281,286	67,348
Expense
Personnel costs	4,770	53,359	52,846
Interest on borrowings	17,428	17,031	20,739
Other	92,735	52,662	36,728
Total expense	114,933	123,052	110,313
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	758,750	158,234	(42,965)
Provision (benefit) for income taxes	(109,867)	(62,897)	(22,298)
Income (loss) before equity in undistributed net income of subsidiaries	868,617	221,131	(20,667)
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	(160,567)	414,049	692,392
Non-bank subsidiaries	(15,093)	(2,788)	(30,443)
Net income	$692,957	$632,392	$641,282
Other comprehensive income (loss) (1)	(3,866)	(8,283)	(63,192)
Comprehensive income	$689,091	$624,109	$578,090

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Operating activities
Net income	$692,957	$632,392	$641,282
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	175,660	(411,261)	(718,144)
Depreciation and amortization	609	548	513
Loss on sales of securities available-for-sale	540	—	—
Other, net	(44,197)	26,685	15,965
Net cash (used for) provided by operating activities	825,569	248,364	(60,384)
Investing activities
Repayments from subsidiaries	494,905	9,250	285,792
Advances to subsidiaries	(612,610)	(32,350)	(249,050)
Proceeds from sale of securities available-for-sale	449	—	—
Cash paid for acquisitions, net of cash received	—	(13,452)	—
Proceeds from business divestitures	9,029	—	—
Net cash (used for) provided by investing activities	(108,227)	(36,552)	36,742
Financing activities
Proceeds from issuance of long-term borrowings	—	—	400,000
Payment of borrowings	—	—	(50,000)
Dividends paid on stock	(224,390)	(198,789)	(182,476)
Net proceeds from issuance of common stock	—	2,597	—
Repurchases of common stock	(251,844)	(334,429)	(124,995)
Other, net	13,492	15,512	25,707
Net cash provided by (used for) financing activities	(462,742)	(515,109)	68,236
Change in cash and cash equivalents	254,600	(303,297)	44,594
Cash and cash equivalents at beginning of year	662,768	966,065	921,471
Cash and cash equivalents at end of year	$917,368	$662,768	$966,065
Supplemental disclosure:
Interest paid	$17,384	$21,321	$20,739
23. BUSINESS COMBINATIONS
MACQUARIE EQUIPMENT FINANCE
On March 31, 2015, Huntington completed its acquisition of Macquarie, subsequently rebranded Huntington Technology Finance, in a cash transaction valued at $458 million. The acquisition gives us the ability to drive added growth to our national equipment finance business as well as additional small business finance capabilities.
As a result of the acquisition, Huntington recorded approximately $1.1 billion of assets and assumed $617 million of debt, securitizations, and other liabilities. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for assets were estimated using discounted cash flow analyses using interest rates currently being offered for leases with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with leased assets. The fair values of debt, securitizations, and other liabilities were estimated by discounting cash flows using interest rates currently being offered with similar maturities (Level 3). As part of the acquisition, Huntington recorded $156 million of goodwill, all of which is deductible for tax purposes.
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
Business segment results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to customers. Results of operations for the business segments reflect these fee sharing allocations.
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
We use an active and centralized Funds Transfer Pricing (FTP) methodology to attribute appropriate income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities).
Retail and Business Banking - The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans. Other financial services available to consumer and small business customers include investments, insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million and consists of approximately 165,000 businesses
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, and government public sector customers located primarily within our geographic footprint. The segment is divided into seven business units: middle market, large corporate, specialty banking, asset finance, capital markets, treasury management, and insurance.
Automobile Finance and Commercial Real Estate - : This segment provides lending and other banking products and services to customers outside of our traditional retail and commercial banking segments. Our products and services include providing financing for the purchase of vehicles by customers at franchised automotive dealerships, financing the acquisition of new and used vehicle inventory of franchised automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners.
Regional Banking and The Huntington Private Client Group - Regional Banking and The Huntington Private Client Group is closely aligned with our eleven regional banking markets. The Huntington Private Client Group is organized into units consisting of The Huntington Private Bank, The Huntington Trust, and The Huntington Investment Company. Our private banking, trust, and investment functions focus their efforts in our Midwest footprint and Florida.
Huntington sold Huntington Asset Advisors, Huntington Asset Services and Unified Financial Securities in the 2015 fourth quarter.
Home Lending - Home Lending originates and services consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Retail and Business Banking segment, as well as through commissioned loan originators. Home lending earns interest on loans held in the warehouse and portfolio, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Home Lending supports the origination and servicing of mortgage loans across all segments.
Listed below is certain financial information reconciled to Huntington’s December 31, 2015, December 31, 2014, and December 31, 2013, reported results by business segment:

Income Statements (dollar amounts in thousands)	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	Huntington Consolidated
2015
Net interest income	$1,030,238	$365,181	$381,189	$115,608	$65,884	$(7,363)	$1,950,737
Provision for credit losses	42,828	49,460	4,931	65	2,670	—	99,954
Noninterest income	440,261	258,191	29,257	153,160	87,021	70,840	1,038,730
Noninterest expense	1,029,727	283,448	152,010	254,380	157,266	99,077	1,975,908
Provision (benefit) for income taxes	139,280	101,662	88,727	5,013	(2,461)	(111,573)	220,648
Net income (loss)	$258,664	$188,802	$164,778	$9,310	$(4,570)	$75,973	$692,957
2014
Net interest income	$912,992	$306,434	$379,363	$101,839	$58,015	$78,498	$1,837,141
Provision (Benefit) for credit losses	75,529	31,521	(52,843)	4,893	21,889	—	80,989
Noninterest income	409,746	209,238	26,628	173,550	69,899	90,118	979,179
Noninterest expense	982,288	249,300	156,715	236,634	136,374	121,035	1,882,346
Provision (benefit) for income taxes	92,722	82,198	105,742	11,852	(10,622)	(61,299)	220,593
Net income (loss)	$172,199	$152,653	$196,377	$22,010	$(19,727)	$108,880	$632,392
2013
Net interest income	$902,526	$281,461	$366,508	$105,862	$51,839	$(3,588)	$1,704,608
Provision (Benefit) for credit losses	137,978	27,464	(82,269)	(5,376)	12,249	(1)	90,045
Noninterest income	398,065	200,573	46,819	186,430	106,006	74,303	1,012,196
Noninterest expense	964,193	254,629	156,469	236,895	141,489	4,328	1,758,003
Provision (benefit) for income taxes	69,447	69,979	118,694	21,271	1,437	(53,354)	227,474
Net income	$128,973	$129,962	$220,433	$39,502	$2,670	$119,742	$641,282

	Assets at December 31,		Deposits at December 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Retail & Business Banking	$15,822,568	$15,146,857	$30,875,607	$29,350,255
Commercial Banking	16,943,458	15,043,477	11,424,778	11,184,566
AFCRE	17,855,600	16,027,910	1,651,702	1,377,921
RBHPCG	3,458,847	3,871,020	7,690,581	6,727,892
Home Lending	3,917,198	3,949,247	361,881	326,841
Treasury / Other	13,046,880	12,259,499	3,290,430	2,764,676
Total	$71,044,551	$66,298,010	$55,294,979	$51,732,151

25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations, for the years ended December 31, 2015 and 2014:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in thousands, except per share data)	2015	2015	2015	2015
Interest income	$544,153	$538,477	$529,795	$502,096
Interest expense	47,242	43,022	39,109	34,411
Net interest income	496,911	495,455	490,686	467,685
Provision for credit losses	36,468	22,476	20,419	20,591
Noninterest income	272,215	253,119	281,773	231,623
Noninterest expense	498,766	526,508	491,777	458,857
Income before income taxes	233,892	199,590	260,263	219,860
Provision for income taxes	55,583	47,002	64,057	54,006
Net income	178,309	152,588	196,206	165,854
Dividends on preferred shares	7,972	7,968	7,968	7,965
Net income applicable to common shares	$170,337	$144,620	$188,238	$157,889
Net income per common share — Basic	$0.21	$0.18	$0.23	$0.19
Net income per common share — Diluted	0.21	0.18	0.23	0.19

	Three months ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in thousands, except per share data)	2014	2014	2014	2014
Interest income	$507,625	$501,060	$495,322	$472,455
Interest expense	34,373	34,725	35,274	34,949
Net interest income	473,252	466,335	460,048	437,506
Provision for credit losses	2,494	24,480	29,385	24,630
Noninterest income	233,278	247,349	250,067	248,485
Noninterest expense	483,271	480,318	458,636	460,121
Income before income taxes	220,765	208,886	222,094	201,240
Provision for income taxes	57,151	53,870	57,475	52,097
Net income	163,614	155,016	164,619	149,143
Dividends on preferred shares	7,963	7,964	7,963	7,964
Net income applicable to common shares	$155,651	$147,052	$156,656	$141,179
Net income per common share — Basic	$0.19	$0.18	$0.19	$0.17
Net income per common share — Diluted	0.19	0.18	0.19	0.17

26. SUBSEQUENT EVENTS
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction valued at approximately $3.4 billion based on the closing stock price on the day preceding the announcement. FirstMerit Corporation is a diversified financial services company headquartered in Akron, Ohio, which reported assets of approximately $25.5 billion based on their December 31, 2015 unaudited balance sheet.
Under the terms of the agreement, shareholders of FirstMerit Corporation will receive 1.72 shares of Huntington common stock, and $5.00 in cash, for each share of FirstMerit Corporation common stock. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation.

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Information required by this item is set forth under the caption Ratification of the Appointment of the Independent Registered Public Accounting Firm in our 2016 Proxy Statement, which is incorporated by reference into this item.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, Huntington’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management's Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm which are incorporated by reference into this item.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015, to which this report relates, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2016 Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2015 fiscal year. Portions of our 2016 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2016 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2016 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2015.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	30,886,998	$3.59	24,664,198
Equity compensation plans not approved by security holders	305,093	19.68	—
Total	31,192,091	$3.75	24,664,198

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

(2)
The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of RSUs, RSAs and PSUs and the release of DSUs. The shares of common stock to be issued upon exercise or vesting under equity compensation plans not approved by shareholders include an inducement grant issued outside of the Company’s stock plans, and awards granted under the following plans which are no longer active and for which Huntington has not reserved the right to make subsequent grants or awards: employee and director stock plans of Unizan Financial Corp., Sky Financial Group, Inc. and Camco Financial Corporation assumed in the acquisitions of these companies.

(3)
The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSUs, RSAs and PSUs and unreleased DSUs as these awards do not have an exercise price.

(4)
The number of shares in this column (c) reflects the number of shares remaining available for future issuance under Huntington’s 2015 Plan, excluding shares reflected in column (a). The number of shares in this column (c) does not include shares of common stock to be issued under the following compensation plans: the Executive Deferred Compensation Plan, which provides senior officers designated by the Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 90% of long-term incentive awards; the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares; the Deferred Compensation for Huntington Bancshares Incorporated Directors under which directors may defer their director compensation and such amounts may be invested in shares of common stock; and the Deferred Compensation Plan for directors (now inactive) under which directors of selected subsidiaries may defer their director compensation and such amounts may be invested in shares of Huntington common stock. These plans do not contain a limit on the number of shares that may be issued under them.

Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2016 Proxy Statement, which is incorporated by reference into this item.
Item 14: Principal Accountant Fees and Services
Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2016 Proxy Statement which is incorporated by reference into this item.
PART IV
Item 15: Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Exhibits

Our exhibits listed on the Exhibit Index of this Form 10-K are filed with this Report or are incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2016.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Howell D. McCullough III
	Stephen D. Steinour		Howell D. McCullough III
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive		(Principal Financial Officer)
Officer)
		By:	/s/ David S. Anderson
David S. Anderson
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of February, 2016.

Ann B. Crane *	Jonathan A. Levy *
Ann B. Crane	Jonathan A. Levy
Director	Director

Steven G. Elliott *	Eddie R. Munson *
Steven G. Elliott	Eddie R. Munson
Director	Director

Michael J. Endres *	Richard W. Neu *
Michael J. Endres	Richard W. Neu
Director	Director

John B. Gerlach, Jr. *	David L. Porteous *
John B. Gerlach, Jr.	David L. Porteous
Director	Director

Peter J. Kight *	Kathleen H. Ransier *
Peter J. Kight	Kathleen H. Ransier
Director	Director

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
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available free of charge at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation, and West Subsidiary Corporation.	Current Report on Form 8-K dated January 28, 2016.	001-34073	2.1
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014.	001-34073	3.1
4.1
Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	* Form of Executive Agreement for certain executive officers.	Annual Report on Form 10-K for the year ended December 31, 2014.	001-34073	10.1
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2011.	Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.3
10.4	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.5	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4(a)
10.6	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report on 10-Q for the quarter ended March 31, 2001	000-02525	10(q)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report on Form 10-K for the year ended December 31, 2012	001-34073	10.8
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1,2014	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.9	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.10	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2

10.11	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.12	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.13	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.14	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.15	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.16	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.17	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.18	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.19	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
10.20	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.1
10.21	* Form of 2014 Stock Option Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.2
10.22	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.3
10.23	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.4
10.24	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.5
10.25	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.6
10.26	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan. Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.27	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan. Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	001-34073	A
10.28	*Form of 2015 Stock Option Grant Agreement	Quarterly Report for the quarter ended June 30, 2015.	001-34073	10.2
10.29	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report for the quarter ended June 30, 2015.	001-34073	10.3
10.30	*Form of 2015 Performance Share Unit Grant Agreement.	Quarterly Report for the quarter ended June 30, 2015.	001-34073	10.4
10.31	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report for the quarter ended March 31, 2015.	001-34073	10.1
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1
Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 15, 2013 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 15, 2014, are available on our website at https://www.huntington.com/us/corp_governance.htm

21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2015, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

	* Denotes management contract or compensatory plan or arrangement.