Form 10-Q
period 2016-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2016-04-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
There were 796,689,077 shares of Registrant’s common stock ($0.01 par value) outstanding on March 31, 2016
.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ABS	Asset-Backed Securities

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CET1	Common equity tier 1 on a transitional Basel III basis

CFPB	Bureau of Consumer Financial Protection

CFTC	Commodity Futures Trading Commission

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA/DTL	Deferred Tax Asset/Deferred Tax Liability

E&P	Exploration and Production

EFT	Electronic Fund Transfer

EPS	Earnings Per Share

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FirstMerit	FirstMerit Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

GNMA	Government National Mortgage Association, or Ginnie Mae

HAA	Huntington Asset Advisors, Inc.

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HASI	Huntington Asset Services, Inc.

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

Macquarie	Macquarie Equipment Finance, Inc. (U.S. operations)

MBS	Mortgage-Backed Securities

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NAICS	North American Industry Classification System

NALs	Nonaccrual Loans

NCO	Net Charge-off

NII	Net Interest Income

NIM	Net Interest Margin

NPA	Nonperforming Asset

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans
Includes nonaccrual loans and leases (Table 9), troubled debt restructured loans (Table 10), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 4), and Criticized commercial loans (credit quality indicators section of Footnote 4).

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 771 branches and private client group offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2015 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2015 Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.
Our discussion is divided into key segments:

•
Executive Overview - Provides a summary of our current financial performance and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the next several quarters.

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

EXECUTIVE OVERVIEW
Summary of 2016 First Quarter Results Compared to 2015 First Quarter
For the quarter, we reported net income of $171 million, or $0.20 per common share, compared with $166 million, or $0.19 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent net interest income was $512 million, up $37 million, or 8%. The results reflected the benefit from a $5.0 billion, or 8%, increase in average earning assets, partially offset by a 4 basis point reduction in the net interest margin to 3.11%. Average earning asset growth included a $2.8 billion, or 6%, increase in average loans and leases and a $2.1 billion, or 17%, increase in average securities. The net interest margin contraction reflected a 14 basis point increase in funding costs, partially offset by a 6 basis point increase in earning asset yields and a 4 basis point increase in the benefit from the amount of noninterest-bearing funds. The increase in funding costs was primarily the result of the issuance of $4.1 billion of debt over the past five quarters. In the 2016 first quarter, the NIM benefited by approximately 2 basis points as a result of recoveries of previously charged-off loans in the CRE portfolio.
The provision for credit losses was $28 million, up $7 million, or 34%. Overall asset quality remained strong, with modest volatility based on the absolute low level of problem credits. NALs increased $134 million, or 37%, from the year-ago quarter to $499 million, or 0.97% of total loans and leases. The increase was primarily centered in the commercial portfolio and was associated with a small number of energy sector loan relationships. NCOs decreased $16 million, or 65%, to $9 million. NCOs represented an annualized 0.07% of average loans and leases in the current quarter, down from 0.18% in the prior quarter and 0.20% in the year-ago quarter. Commercial charge-offs were positively impacted by one large recovery in the CRE portfolio and broader continued successful workout strategies, while consumer charge-offs remained within our expected range. Overall consumer credit metrics, led by the residential mortgage and home equity portfolios, continue to show an improving trend, while the commercial portfolios continue to experience some quarter-to-quarter volatility based on the absolute low level of problem loans.
Noninterest income was $242 million, up $10 million, or 4%. This reflected an $8 million, or 37%, increase in other income related to equipment operating lease income from Huntington Technology Finance. In addition, service charges on deposit accounts increased $8 million, or 13%, reflecting the benefit of continued new customer acquisition. Also, cards and payment processing income increased $4 million, or 12%, due to higher card related income and underlying customer growth. These increases were partially offset by a $6 million, or 21%, decrease in trust services, primarily related to the sale of HAA, HASI, and Unified, and transition of the money market assets of the Huntington Funds to a third party at the end of the 2015 fourth quarter. Also, mortgage banking income decreased $4 million, or 19%, due to a reduction in mortgage volume and a $2 million impact from net MSR activity.
Noninterest expense was $491 million, up $32 million, or 7%. Personnel costs increased $20 million, or 8%, due to a $16 million increase in salaries and a $4 million increase in benefits expense. In addition, outside data processing and other services expense increased $11 million, or 22%, from ongoing technology investments. These increases were partially offset by a $6 million, or 64%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible at the end of the 2015 second quarter from the Sky Financial acquisition.
The tangible common equity to tangible assets ratio was 7.89%, down 6 basis points. The CET1 risk-based capital ratio was 9.73% at March 31, 2016, up from 9.51% a year ago. The regulatory tier 1 risk-based capital ratio was 10.99% compared to 10.22% at March 31, 2015. All capital ratios were impacted by the repurchase of 18.1 million common shares over the last four quarters under the $366 million repurchase authorization included in the 2015 CCAR capital plan. In the announcement of the pending FirstMerit acquisition, we stated our intention to forgo the remaining $166 million of share repurchase capacity under our 2015 CCAR capital plan. As a result, we did not repurchase any common shares during the 2016 first quarter. The regulatory Tier 1 risk-based and total risk-based capital ratios benefited from the issuance of $400 million of preferred equity during the 2016 first quarter.
Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management and (5) maintain capital and liquidity positions consistent with our risk appetite.
We delivered solid performance for the 2016 first quarter with strong year-over-year gains on revenue and EPS, positioning us well for the year ahead. Year-over-year performance benefited from core deposit and fee income growth within our disciplined, risk-balanced approach to the business. Small business and middle-market lending in the first quarter reflected ongoing optimism in the continuing strength of our regional economy, despite headwinds within certain sectors and continued global macroeconomic uncertainty and volatility. Progress in our integration efforts toward the proposed acquisition of FirstMerit announced early in the first quarter is on pace. Our goal is to complete the acquisition in the third quarter of 2016.
Economy
The Midwest regional economy where we do business continues to perform well, gradually returning to normal levels. Although we are mindful of headwinds created by market volatility, global macroeconomic uncertainty, and downturns within pockets of the economy, we do not see evidence that these factors have significantly dampened the prospects of our core customers and communities.
Expectations – 2016

Excluding Significant Items, net MSR activity, and the incremental impact of the pending FirstMerit acquisition, our goals for full-year 2016 performance remain consistent with our long-term financial goals of 4-6% revenue growth and annual positive operating leverage gradually returning to normal levels. Overall, asset quality metrics are expected to remain near current levels. Moderate quarterly volatility also is expected, given the quickly evolving macroeconomic conditions, commodities and currency market volatility, and current low level of problem assets and credit costs. We expect credit costs will gradually migrate back toward more normalized levels, particularly as recoveries from previously charged off CRE loans diminish. We anticipate NCOs will remain below our long-term normalized range of 35 to 55 basis points.

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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Interest income	$557,251	$544,153	$538,477	$529,795	$502,096
Interest expense	54,185	47,242	43,022	39,109	34,411
Net interest income	503,066	496,911	495,455	490,686	467,685
Provision for credit losses	27,582	36,468	22,476	20,419	20,591
Net interest income after provision for credit losses	475,484	460,443	472,979	470,267	447,094
Service charges on deposit accounts	70,262	72,854	75,157	70,118	62,220
Cards and payment processing income	36,447	37,594	36,664	35,886	32,571
Mortgage banking income	18,543	31,418	18,956	38,518	22,961
Trust services	22,838	25,272	24,972	26,550	29,039
Insurance income	16,225	15,528	16,204	17,637	15,895
Brokerage income	15,502	14,462	15,059	15,184	15,500
Capital markets fees	13,010	13,778	12,741	13,192	13,905
Bank owned life insurance income	13,513	13,441	12,719	13,215	13,025
Gain on sale of loans	5,395	10,122	5,873	12,453	4,589
Securities gains (losses)	—	474	188	82	—
Other income	30,132	37,272	34,586	38,938	21,918
Total noninterest income	241,867	272,215	253,119	281,773	231,623
Personnel costs	285,397	288,861	286,270	282,135	264,916
Outside data processing and other services	61,878	63,775	58,535	58,508	50,535
Equipment	32,576	31,711	31,303	31,694	30,249
Net occupancy	31,476	32,939	29,061	28,861	31,020
Marketing	12,268	12,035	12,179	15,024	12,975
Professional services	13,538	13,010	11,961	12,593	12,727
Deposit and other insurance expense	11,208	11,105	11,550	11,787	10,167
Amortization of intangibles	3,712	3,788	3,913	9,960	10,206
Other expense	39,027	41,542	81,736	41,215	36,062
Total noninterest expense	491,080	498,766	526,508	491,777	458,857
Income before income taxes	226,271	233,892	199,590	260,263	219,860
Provision for income taxes	54,957	55,583	47,002	64,057	54,006
Net income	171,314	178,309	152,588	196,206	165,854
Dividends on preferred shares	7,998	7,972	7,968	7,968	7,965
Net income applicable to common shares	$163,316	$170,337	$144,620	$188,238	$157,889
Average common shares—basic	795,755	796,095	800,883	806,891	809,778
Average common shares—diluted	808,349	810,143	814,326	820,238	823,809
Net income per common share—basic	$0.21	$0.21	$0.18	$0.23	$0.19
Net income per common share—diluted	0.20	0.21	0.18	0.23	0.19
Cash dividends declared per common share	0.07	0.07	0.06	0.06	0.06
Return on average total assets	0.96%	1.00%	0.87%	1.16%	1.02%
Return on average common shareholders’ equity	10.4	10.8	9.3	12.3	10.6
Return on average tangible common shareholders’ equity (2)	11.9	12.4	10.7	14.4	12.2
Net interest margin (3)	3.11	3.09	3.16	3.20	3.15
Efficiency ratio (4)	64.6	63.7	69.1	61.7	63.5
Effective tax rate	24.3	23.8	23.5	24.6	24.6
Revenue—FTE
Net interest income	$503,066	$496,911	$495,455	$490,686	$467,685
FTE adjustment	9,159	8,425	8,168	7,962	7,560

Net interest income (3)	512,225	505,336	503,623	498,648	475,245
Noninterest income	241,867	272,215	253,119	281,773	231,623
Total revenue (3)	$754,092	$777,551	$756,742	$780,421	$706,868

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by the Significant Items summarized below:

1.Merger and Acquisition. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, were as follows:

•	During the 2016 first quarter, $6 million of noninterest expense was recorded related to the pending acquisition of FirstMerit. This resulted in a negative impact of $0.01 per common share.

•
During the 2015 fourth quarter, $2 million of noninterest expense was recorded related to the acquisition of Macquarie Equipment Finance, which was rebranded Huntington Technology Finance. Also during the 2015 fourth quarter, $1 million of noninterest expense and $3 million of noninterest income was recorded related to the sale of HAA, HASI, and Unified.

•	During the 2015 first quarter, $3 million of noninterest expense was recorded related to the acquisition of Macquarie Equipment Finance, which was rebranded Huntington Technology Finance.

2.Franchise Repositioning Related Expense. During the 2015 fourth quarter, $8 million of franchise repositioning-related expense was recorded. This resulted in a negative impact of $0.01 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 2 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	March 31, 2016		December 31, 2015		March 31, 2015
	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$171,314		$178,309		$165,854
Earnings per share, after-tax		$0.20		$0.21		$0.19
Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Mergers and acquisitions, net	$(6,406)	$(0.01)	$368	$—	$(3,351)	$—
Franchise repositioning related expense	—	—	(7,588)	(0.01)	—	—

(1)	Pretax unless otherwise noted.

(2)	Based on average outstanding diluted common shares.

(3)	After-tax.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (3)
(dollar amounts in millions)
	Average Balances
	Three Months Ended					Change
	March 31,	December 31,	September 30,	June 30,	March 31,	1Q16 vs. 1Q15
	2016	2015	2015	2015	2015	Amount	Percent
Assets:
Interest-bearing deposits in banks	$98	$89	$89	$89	$94	$4	4%
Loans held for sale	433	502	464	1,272	381	52	14
Securities:
Available-for-sale and other securities:
Taxable	6,633	8,099	8,310	7,916	7,664	(1,031)	(13)
Tax-exempt	2,358	2,257	2,136	2,028	1,874	484	26
Total available-for-sale and other securities	8,991	10,356	10,446	9,944	9,538	(547)	(6)
Trading account securities	40	39	52	41	53	(13)	(25)
Held-to-maturity securities—taxable	6,054	4,148	3,226	3,324	3,347	2,707	81
Total securities	15,085	14,543	13,724	13,309	12,938	2,147	17
Loans and leases: (2)
Commercial:
Commercial and industrial	20,649	20,186	19,802	19,819	19,116	1,533	8
Commercial real estate:
Construction	923	1,108	1,101	970	887	36	4
Commercial	4,283	4,158	4,193	4,214	4,275	8	—
Commercial real estate	5,206	5,266	5,294	5,184	5,162	44	1
Total commercial	25,855	25,452	25,096	25,003	24,278	1,577	6
Consumer:
Automobile	9,730	9,286	8,879	8,083	8,783	947	11
Home equity	8,441	8,463	8,526	8,503	8,484	(43)	(1)
Residential mortgage	6,018	6,079	6,048	5,859	5,810	208	4
Other consumer	574	547	497	451	425	149	35
Total consumer	24,763	24,375	23,950	22,896	23,502	1,261	5
Total loans and leases	50,618	49,827	49,046	47,899	47,780	2,838	6
Allowance for loan and lease losses	(604)	(595)	(609)	(608)	(612)	8	(1)
Net loans and leases	50,014	49,232	48,437	47,291	47,168	2,846	6
Total earning assets	66,234	64,961	63,323	62,569	61,193	5,041	8
Cash and due from banks	1,013	1,468	1,555	926	935	78	8
Intangible assets	730	734	739	745	593	137	23
All other assets	4,223	4,233	4,273	4,233	4,126	97	2
Total assets	$71,596	$70,801	$69,281	$67,865	$66,235	$5,361	8%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$16,334	$17,174	$17,017	$15,893	$15,253	$1,081	7%
Demand deposits—interest-bearing	7,776	6,923	6,604	6,584	6,173	1,603	26
Total demand deposits	24,110	24,097	23,621	22,477	21,426	2,684	13
Money market deposits	19,682	19,843	19,512	18,803	19,368	314	2
Savings and other domestic deposits	5,306	5,215	5,224	5,273	5,169	137	3
Core certificates of deposit	2,265	2,430	2,534	2,639	2,814	(549)	(20)

Total core deposits	51,363	51,585	50,891	49,192	48,777	2,586	5
Other domestic time deposits of $250,000 or more	455	426	217	184	195	260	133
Brokered deposits and negotiable CDs	2,897	2,929	2,779	2,701	2,600	297	11
Deposits in foreign offices	264	398	492	562	557	(293)	(53)
Total deposits	54,979	55,338	54,379	52,639	52,129	2,850	5
Short-term borrowings	1,145	524	844	2,153	1,882	(737)	(39)
Long-term debt	7,202	6,788	6,043	5,121	4,358	2,844	65
Total interest-bearing liabilities	46,992	45,476	44,249	44,020	43,116	3,876	9
All other liabilities	1,515	1,515	1,442	1,435	1,450	65	4
Shareholders’ equity	6,755	6,636	6,573	6,517	6,416	339	5
Total liabilities and shareholders’ equity	$71,596	$70,801	$69,281	$67,865	$66,235	$5,361	8%

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued) (3)

	Average Yield Rates (2)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Fully-taxable equivalent basis (1)	2016	2015	2015	2015	2015
Assets:
Interest-bearing deposits in banks	0.21%	0.08%	0.06%	0.08%	0.18%
Loans held for sale	3.99	4.24	3.81	3.32	3.69
Securities:
Available-for-sale and other securities:
Taxable	2.39	2.50	2.51	2.60	2.50
Tax-exempt	3.40	3.15	3.12	3.13	3.05
Total available-for-sale and other securities	2.65	2.64	2.63	2.71	2.61
Trading account securities	0.50	1.09	0.97	1.00	1.17
Held-to-maturity securities—taxable	2.43	2.45	2.46	2.50	2.47
Total securities	2.56	2.58	2.59	2.65	2.57
Loans and leases: (3)
Commercial:
Commercial and industrial	3.52	3.47	3.58	3.61	3.33
Commercial real estate:
Construction	3.51	3.45	3.52	3.60	3.81
Commercial	3.59	3.31	3.43	3.41	3.57
Commercial real estate	3.57	3.34	3.45	3.45	3.62
Total commercial	3.53	3.45	3.55	3.58	3.39
Consumer:
Automobile	3.17	3.22	3.23	3.20	3.24
Home equity	4.20	4.01	4.01	3.97	4.03
Residential mortgage	3.69	3.67	3.71	3.72	3.75
Other consumer	10.02	9.17	8.88	8.45	8.20
Total consumer	3.81	3.74	3.75	3.73	3.74
Total loans and leases	3.67	3.59	3.65	3.65	3.56
Total earning assets	3.44	3.37	3.42	3.45	3.38
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.09	0.08	0.07	0.06	0.05
Total demand deposits	0.03	0.02	0.02	0.02	0.01
Money market deposits	0.24	0.23	0.23	0.22	0.21
Savings and other domestic deposits	0.13	0.14	0.14	0.14	0.15
Core certificates of deposit	0.82	0.83	0.80	0.78	0.76
Total core deposits	0.23	0.23	0.23	0.22	0.22
Other domestic time deposits of $250,000 or more	0.41	0.40	0.43	0.44	0.42
Brokered deposits and negotiable CDs	0.38	0.19	0.17	0.17	0.17
Deposits in foreign offices	0.13	0.13	0.13	0.13	0.13
Total deposits	0.24	0.23	0.22	0.22	0.22
Short-term borrowings	0.32	0.09	0.09	0.14	0.12
Long-term debt	1.68	1.49	1.45	1.45	1.31
Total interest-bearing liabilities	0.46	0.41	0.39	0.36	0.32
Net interest rate spread	2.98	2.96	3.03	3.09	3.06
Impact of noninterest-bearing funds on margin	0.13	0.13	0.13	0.11	0.09
Net interest margin	3.11%	3.09%	3.16%	3.20%	3.15%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2016 First Quarter versus 2015 First Quarter

FTE net interest income for the 2016 first quarter increased $37 million, or 8%, from the 2015 first quarter. This reflected the benefit from the $5.0 billion, or 8%, increase in average earning assets partially offset by a 4 basis point reduction in the FTE net interest margin to 3.11%. Average earning asset growth included a $2.8 billion, or 6%, increase in average loans and leases and a $2.1 billion, or 17%, increase in average securities. The NIM contraction reflected a 14 basis point increase in funding costs, partially offset by a 6 basis point increase in earning asset yields and a 4 basis point increase in the benefit from the amount of noninterest-bearing funds. In the 2016 first quarter, the NIM benefited by approximately 2 basis points as a result of recoveries of previously charged-off loans in the CRE portfolio.
Average earning assets for the 2016 first quarter increased $5.0 billion, or 8%, from the year-ago quarter. The increase was driven by:

•
$2.1 billion, or 17%, increase in average securities, primarily reflecting the reinvestment of cash flows and additional investment in LCR Level 1 qualifying securities and a $0.6 billion increase in direct purchase municipal instruments in our Commercial Banking segment.

•
$1.5 billion, or 8%, increase in average C&I loans and leases, primarily reflecting the $0.8 billion of equipment finance leases acquired in the Huntington Technology Finance transaction at the end of the 2015 first quarter, as well as organic growth in equipment finance leases, automobile dealer floorplan lending, and corporate banking.

•
$0.9 billion, or 11%, increase in average Automobile loans. The 2016 first quarter represented the ninth consecutive quarter of greater than $1.0 billion in automobile loan originations, while maintaining our underwriting consistency and discipline.

Average total deposits for the 2016 first quarter increased $2.9 billion, or 5%, from the year-ago quarter, including a $2.6 billion, or 5%, increase in average total core deposits. Average total interest-bearing liabilities increased $3.9 billion, or 9%, from the year-ago quarter. Year-over-year changes in total liabilities reflected:

•
$2.7 billion, or 13%, increase in average demand deposits, including a $1.6 billion, or 26%, increase in average interest-bearing demand deposits and a $1.1 billion, or 7%, increase in average noninterest-bearing demand deposits. The increase in average total demand deposits was comprised of a $1.7 billion, or 13%, increase in average commercial demand deposits and a $0.9 billion, or 12%, increase in average consumer demand deposits.

•
$2.1 billion, or 34%, increase in average total debt, reflecting the issuance of $4.1 billion of senior debt over the past five quarters, including $1.0 billion issued during the 2016 first quarter, as well as debt assumed in the Huntington Technology Finance acquisition at the end of the 2015 first quarter, partially offset by a $0.7 billion, or 39%, decrease in average short-term borrowings.

Partially offset by:

•
$0.5 billion, or 19%, decrease in average core certificates of deposit due to the continued strategic focus on changing the funding sources to low- and no-cost demand, savings, and money market deposits.

2016 First Quarter versus 2015 Fourth Quarter

Compared to the 2015 fourth quarter, FTE net interest income increased $7 million, or 1%. Average earning assets increased $1.3 billion, or 2%, sequentially, and the NIM increased 2 basis points. The increase in the NIM reflected a 7 basis point increase in earning asset yields, partially offset by a 5 basis point increase in the cost of interest-bearing liabilities, in large part a result of senior debt financing.
Compared to the 2015 fourth quarter, average earning assets increased $1.3 billion, or 2%. This increase reflected a $0.8 billion, or 2%, increase in average loans and leases, primarily comprised of a $0.5 billion, or 2%, increase in average C&I loans and a $0.4 billion, or 5%, increase in average automobile loans, and a $0.5 billion, or 4%, increase in average securities.
Compared to the 2015 fourth quarter, average interest-bearing demand deposits increased $0.9 billion, or 12%, mostly offset by a $0.8 billion, or 5%, decrease in average noninterest-bearing demand deposits. Average total debt increased $1.0 billion, or 14%, reflecting the senior debt issuances in the 2016 first and 2015 fourth quarters, as well as fluctuations in short-term borrowings as part of normal balance sheet management.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2016 first quarter was $28 million compared with $36 million for the 2015 fourth quarter and $21 million for the 2015 first quarter. The provision for credit losses for the 2016 first quarter increased $7 million, or 34%, compared to year-ago period (See Credit Quality discussion). Given the low level of the provision for credit losses and the uneven nature of commercial charge-offs and recoveries, some degree of volatility on a quarter-to-quarter basis is expected.
Noninterest Income
The following table reflects noninterest income for each of the past five quarters:

Table 4 - Noninterest Income
(dollar amounts in thousands)
	Three Months Ended					1Q16 vs 1Q15		1Q16 vs 4Q15
	March 31,	December 31,	September 30,	June 30,	March 31,	Change		Change
	2016	2015	2015	2015	2015	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$70,262	$72,854	$75,157	$70,118	$62,220	$8,042	13%	$(2,592)	(4)%
Cards and payment processing income	36,447	37,594	36,664	35,886	32,571	3,876	12	(1,147)	(3)
Mortgage banking income	18,543	31,418	18,956	38,518	22,961	(4,418)	(19)	(12,875)	(41)
Trust services	22,838	25,272	24,972	26,550	29,039	(6,201)	(21)	(2,434)	(10)
Insurance income	16,225	15,528	16,204	17,637	15,895	330	2	697	4
Brokerage income	15,502	14,462	15,059	15,184	15,500	2	—	1,040	7
Capital markets fees	13,010	13,778	12,741	13,192	13,905	(895)	(6)	(768)	(6)
Bank owned life insurance income	13,513	13,441	12,719	13,215	13,025	488	4	72	1
Gain on sale of loans	5,395	10,122	5,873	12,453	4,589	806	18	(4,727)	(47)
Securities gains (losses)	—	474	188	82	—	—	—	(474)	(100)
Other income	30,132	37,272	34,586	38,938	21,918	8,214	37	(7,140)	(19)
Total noninterest income	$241,867	$272,215	$253,119	$281,773	$231,623	$10,244	4%	$(30,348)	(11)%

2016 First Quarter versus 2015 First Quarter

Noninterest income for the 2016 first quarter increased $10 million, or 4%, from the year-ago quarter. The year-over-year increase primarily reflected:

•	$8 million, or 37%, increase in other income, primarily reflecting equipment operating lease income related to Huntington Technology Finance.

•
$8 million, or 13%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition including a 4% increase in consumer checking households and a 2% increase in commercial checking relationships.

•	$4 million, or 12%, increase in cards and payment processing income, due to higher card related income and underlying customer growth.
Partially offset by:

•
$6 million, or 21%, decrease in trust services, primarily related to the sale of HAA, HASI, and Unified, and transition of the money market assets of the Huntington Funds to a third party at the end of the 2015 fourth quarter.

•	$4 million, or 19%, decrease in mortgage banking income, primarily as a result of a 5% reduction in mortgage volume and a $2 million impact from net MSR activity.

2016 First Quarter versus 2015 Fourth Quarter

Compared to the 2015 fourth quarter, total noninterest income decreased $30 million, or 11%. Mortgage banking income decreased $13 million, or 41%, primarily driven by a $7 million decrease in net MSR activity and a $5 million, or 22%, decrease in origination and secondary marketing income. Other income decreased $7 million, or 19%, primarily related to lower loan syndication fees and income related to asset finance. Gain on sale of loans decreased $5 million, or 47%, due to seasonally strong SBA loan sales in the prior quarter.
Noninterest Expense
(This section should be read in conjunction with Significant Item 1 and 2.)
The following table reflects noninterest expense for each of the past five quarters:

Table 5 - Noninterest Expense
(dollar amounts in thousands)
	Three Months Ended					1Q16 vs 1Q15		1Q16 vs 4Q15
	March 31,	December 31,	September 30,	June 30,	March 31,	Change		Change
	2016	2015	2015	2015	2015	Amount	Percent	Amount	Percent
Personnel costs	$285,397	$288,861	$286,270	$282,135	$264,916	$20,481	8%	$(3,464)	(1)%
Outside data processing and other services	61,878	63,775	58,535	58,508	50,535	11,343	22	(1,897)	(3)
Equipment	32,576	31,711	31,303	31,694	30,249	2,327	8	865	3
Net occupancy	31,476	32,939	29,061	28,861	31,020	456	1	(1,463)	(4)
Marketing	12,268	12,035	12,179	15,024	12,975	(707)	(5)	233	2
Professional services	13,538	13,010	11,961	12,593	12,727	811	6	528	4
Deposit and other insurance expense	11,208	11,105	11,550	11,787	10,167	1,041	10	103	1
Amortization of intangibles	3,712	3,788	3,913	9,960	10,206	(6,494)	(64)	(76)	(2)
Other expense	39,027	41,542	81,736	41,215	36,062	2,965	8	(2,515)	(6)
Total noninterest expense	$491,080	$498,766	$526,508	$491,777	$458,857	$32,223	7%	$(7,686)	(2)%
Number of employees (average full-time equivalent)	12,386	12,418	12,367	12,274	11,914	472	4%	(32)	—%
Impacts of Significant Items:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Personnel costs	$474	$2,332	$—
Outside data processing and other services	363	1,990	51
Equipment	—	110	—
Net occupancy	20	4,587	—
Marketing	13	—	1
Professional services	4,288	1,153	3,287
Other expense	1,248	318	12
Total noninterest expense adjustments	$6,406	$10,490	$3,351

Adjusted Noninterest Expense (Non-GAAP):

	Three Months Ended			1Q16 vs 1Q15		1Q16 vs 4Q15
	March 31,	December 31,	March 31,	Change		Change
	2016	2015	2015	Amount	Percent	Amount	Percent
Personnel costs	$284,923	$286,529	$264,916	$20,007	8%	$(1,606)	(1)%
Outside data processing and other services	61,515	61,785	50,484	11,031	22	(270)	—
Equipment	32,576	31,601	30,249	2,327	8	975	3
Net occupancy	31,456	28,352	31,020	436	1	3,104	11
Marketing	12,255	12,035	12,974	(719)	(6)	220	2
Professional services	9,250	11,857	9,440	(190)	(2)	(2,607)	(22)
Deposit and other insurance expense	11,208	11,105	10,167	1,041	10	103	1
Amortization of intangibles	3,712	3,788	10,206	(6,494)	(64)	(76)	(2)
Other expense	37,779	41,224	36,050	1,729	5	(3,445)	(8)
Total adjusted noninterest expense	$484,674	$488,276	$455,506	$29,168	6%	$(3,602)	(1)%

2016 First Quarter versus 2015 First Quarter

Reported noninterest expense for the 2016 first quarter increased $32 million, or 7%, from the year-ago quarter. Changes in reported noninterest expense primarily reflect:

•
$20 million, or 8%, increase in personnel costs, primarily reflecting a $16 million increase in salaries and a $4 million increase in benefits expense. These increases are the result of the May 2015 implementation of annual merit increases, the addition of Huntington Technology Finance, and a 4% increase in the number of average full-time equivalent employees, largely related to the build-out of the in-store strategy.

•	$11 million, or 22%, increase in outside data processing and other services expense, primarily related to ongoing technology investments.
Partially offset by:

•	$6 million, or 64%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition at the end of the 2015 second quarter.
2016 First Quarter versus 2015 Fourth Quarter

Reported noninterest expense decreased $8 million, or 2%, from the 2015 fourth quarter. The decrease was due to lower personnel expense of $3 million, or 1%, primarily related to lower commissions and lower Significant Items in the 2016 first quarter.
Provision for Income Taxes
The provision for income taxes in the 2016 first quarter was $55 million. This compared with a provision for income taxes of $54 million in the 2015 first quarter and $56 million in the 2015 fourth quarter. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The net federal deferred tax liability was $19 million and the net state deferred tax asset was $42 million at March 31, 2016.
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
We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2015 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2015 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2015 Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our AFS and HTM securities portfolios (see Note 5 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
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
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2015 Form 10-K for a brief description of each portfolio segment. The table below provides the composition of our total loan and lease portfolio:

Table 6 - Loan and Lease Portfolio Composition
(dollar amounts in millions)

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
Ending Balances by Type:
Commercial (1):
Commercial and industrial	$21,254	41%	$20,560	41%	$20,040	40%	$20,003	41%	$20,109	42%
Commercial real estate:
Construction	939	2	1,031	2	1,110	2	1,021	2	910	2
Commercial	4,343	8	4,237	8	4,294	9	4,192	9	4,157	9
Commercial real estate	5,282	10	5,268	10	5,404	11	5,213	11	5,067	11
Total commercial	26,536	51	25,828	51	25,444	51	25,216	52	25,176	53
Consumer:
Automobile	9,920	19	9,481	19	9,160	19	8,549	18	7,803	16
Home equity	8,422	17	8,471	17	8,461	17	8,526	17	8,492	18
Residential mortgage	6,082	12	5,998	12	6,071	12	5,987	12	5,795	12
Other consumer	579	1	563	1	520	1	474	1	430	1
Total consumer	25,003	49	24,513	49	24,212	49	23,536	48	22,520	47
Total loans and leases	$51,539	100%	$50,341	100%	$49,656	100%	$48,752	100%	$47,696	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

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
The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition from December 31, 2015 are consistent with the portfolio growth metrics.

Table 7 - Loan and Lease Portfolio by Collateral Type
(dollar amounts in millions)

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
Secured loans:
Real estate—commercial	$8,247	16%	$8,296	16%	$8,470	17%	$8,479	17%	$8,463	18%
Real estate—consumer	14,504	28	14,469	29	14,532	29	14,513	30	14,287	30
Vehicles	12,374	24	11,880	24	11,228	23	10,527	22	9,938	21
Receivables/Inventory	6,192	12	5,961	12	6,010	12	6,064	12	6,090	13
Machinery/Equipment	5,645	11	5,171	10	4,950	10	4,779	10	4,708	10
Securities/Deposits	969	2	974	2	1,054	2	1,095	2	956	2
Other	1,108	2	987	2	1,057	2	1,076	2	1,167	2
Total secured loans and leases	49,039	95	47,738	95	47,301	95	46,533	95	45,609	96
Unsecured loans and leases	2,500	5	2,603	5	2,355	5	2,219	5	2,087	4
Total loans and leases	$51,539	100%	$50,341	100%	$49,656	100%	$48,752	100%	$47,696	100%
Commercial Credit
Refer to the “Commercial Credit” section of our 2015 Form 10-K for our commercial credit underwriting and on-going credit management processes.
C&I PORTFOLIO
The C&I portfolio continues to have solid origination activity as evidenced by its growth over the past 12 months and we maintain a focus on high quality originations. Problem loans had trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. However, over the past year, C&I problem loans began to increase, primarily as a result of oil and gas exploration and production customers and the increase in overall C&I loan portfolio size. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
We have a dedicated energy lending group that focuses on upstream companies (exploration and production or E&P firms) as well as midstream (pipeline transportation) companies. This lending group is comprised of colleagues with many years of experience in this area of specialized lending, through several economic cycles. The exposure to the E&P companies is centered in broadly syndicated reserve-based loans and is approximately 0.5% of our total loans. All of these loans are secured and in a first-lien position. The customer base consists of larger firms that generally have had access to the capital markets and/or are backed by private equity firms. This lending group has no exposure to oil field services companies. However, we have a few legacy oil field services customers for which the remaining aggregate credit exposure is negligible.
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
Consumer Credit
Refer to the “Consumer Credit” section of our 2015 Form 10-K for our consumer credit underwriting and on-going credit management processes.

Table 8 - Selected Home Equity and Residential Mortgage Portfolio Data
(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Ending balance	$5,189	$5,191	$3,233	$3,279	$6,082	$5,998
Portfolio weighted average LTV ratio(1)	72%	72%	82%	82%	75%	75%
Portfolio weighted average FICO score(2)	763	764	753	753	752	752
	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Three months ended March 31,
	2016	2015	2016	2015	2016	2015
Originations	$342	$376	$229	$185	$226	$231
Origination weighted average LTV ratio(1)	73%	73%	85%	84%	81%	81%
Origination weighted average FICO score(2)	776	780	765	769	757	751

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

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

Credit Quality
(This section should be read in conjunction with Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
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
Credit quality performance in the 2016 first quarter reflected continued overall positive results. Net charge-offs were substantially lower as a result of one large CRE recovery. NPA’s increased 32% from the prior quarter to $525 million. Net charge-offs decreased by $13 million or 61% from the prior quarter. The ACL to total loans ratio increased by 1 basis points to 1.34%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
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

Of the $339 million of CRE and C&I-related NALs at March 31, 2016, $255 million, or 75%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 9 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Nonaccrual loans and leases (NALs): (1)
Commercial and industrial	$307,824	$175,195	$157,902	$149,713	$133,363
Commercial real estate	30,801	28,984	27,516	43,888	49,263
Automobile	7,598	6,564	5,551	4,190	4,448
Residential mortgage	90,303	94,560	98,908	91,198	98,093
Home equity	62,208	66,278	66,446	75,282	79,169
Other consumer	—	—	154	68	77
Total nonaccrual loans and leases	498,734	371,581	356,477	364,339	364,413
Other real estate, net:
Residential	23,175	24,194	21,637	25,660	30,544
Commercial	2,957	3,148	3,273	3,572	3,407
Total other real estate, net	26,132	27,342	24,910	29,232	33,951
Other NPAs (2)	—	—	—	2,440	2,440
Total nonperforming assets	$524,866	$398,923	$381,387	$396,011	$400,804
Nonaccrual loans and leases as a % of total loans and leases	0.97%	0.74%	0.72%	0.75%	0.76%
NPA ratio (3)	1.02	0.79	0.77	0.81	0.84
(NPA+90days)/(Loan+OREO) (4)	1.22	1.00	0.98	1.03	1.08

(1)	Excludes loans transferred to held-for-sale.

(2)	Other nonperforming assets includes certain impaired investment securities.

(3)	Nonperforming assets divided by the sum of loans and leases, net other real estate owned, and other NPAs.

(4)	The sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and other real estate.
2016 First Quarter versus 2015 Fourth Quarter
Total NPAs increased by $126 million, or 32% compared with December 31, 2015:

•	$133 million, or 76%, increase in C&I NALs, with the majority of the increase in our E&P and coal portfolios.
Primarily offset by:

•	$4 million, or 6%, decline in home equity NALs, reflecting the overall improvement in the real estate market and lower delinquencies as compared to prior periods.

•	$4 million, or 5%, decline in residential mortgage NALs, reflecting the overall improvement in the real estate market and lower delinquencies as compared to prior periods.

TDR Loans
(This section should be read in conjunction with Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccruing TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulatory regulations regarding the treatment of certain bankruptcy filing situations. Over the past five quarters, the accruing component of the total TDR balance has been between 86% and 83% indicating there is no identified credit loss and the borrowers continue to make their monthly payments.  In fact, over 80% of the $464 million of accruing TDRs secured by residential real estate (Residential mortgage and Home Equity in Table 10) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs as presented in Table 11 come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 10 - Accruing and Nonaccruing Troubled Debt Restructured Loans (1)
(dollar amounts in thousands)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Troubled debt restructured loans—accruing:
Commercial and industrial	$205,989	$235,689	$241,327	$233,346	$162,207
Commercial real estate	108,861	115,074	103,767	158,056	161,515
Automobile	25,856	24,893	24,537	24,774	25,876
Home equity	204,244	199,393	192,356	279,864	265,207
Residential mortgage	259,750	264,666	277,154	266,986	268,441
Other consumer	4,768	4,488	4,569	4,722	4,879
Total troubled debt restructured loans—accruing	809,468	844,203	843,710	967,748	888,125
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	83,600	56,919	54,933	46,303	21,246
Commercial real estate	14,607	16,617	12,806	19,490	28,676
Automobile	7,407	6,412	5,400	4,030	4,283
Home equity	23,211	20,996	19,188	26,568	26,379
Residential mortgage	68,918	71,640	68,577	65,415	69,799
Other consumer	191	151	152	160	165
Total troubled debt restructured loans—nonaccruing	197,934	172,735	161,056	161,966	150,548
Total troubled debt restructured loans	$1,007,402	$1,016,938	$1,004,766	$1,129,714	$1,038,673

(1)	Excludes TDRs transferred from loans to loans held for sale.
The following table reflects TDR activity for each of the past five quarters:

Table 11 - Troubled Debt Restructured Loan Activity
(dollar amounts in thousands)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Troubled debt restructured loans—accruing:
TDRs, beginning of period	$844,203	$843,710	$967,748	$888,125	$840,731
New TDRs	159,877	144,779	200,014	207,707	179,283
Payments	(51,241)	(51,963)	(86,450)	(59,451)	(27,355)
Charge-offs	(1,100)	(948)	(1,539)	(1,103)	(2,226)
Sales	(3,631)	(4,074)	(3,332)	(4,127)	(2,671)
Transfer to held-for-sale	—	—	(88,415)	—	—
Transfer to OREO	(206)	(30)	(228)	(410)	—
Restructured TDRs—accruing (1)	(106,012)	(54,082)	(96,336)	(61,570)	(85,700)
Other (2)	(32,422)	(33,189)	(47,752)	(1,423)	(13,937)
TDRs, end of period	$809,468	$844,203	$843,710	$967,748	$888,125

Troubled debt restructured loans—nonaccruing:
TDRs, beginning of period	$172,735	$161,056	$161,966	$150,548	$146,697
New TDRs	34,632	48,643	31,977	52,204	30,093
Payments	(20,377)	(20,833)	(31,372)	(5,017)	(7,917)
Charge-offs	(2,858)	(6,323)	(14,010)	(11,204)	(6,138)
Sales	—	—	—	(381)	(2,477)
Transfer to held-for-sale	—	—	(8,371)	—	—
Transfer to OREO	(3,164)	(2,052)	(2,050)	(2,973)	(2,369)
Restructured TDRs—nonaccruing (1)	(12,314)	(39,771)	(17,398)	(20,456)	(20,849)
Other (2)	29,280	32,015	40,314	(755)	13,508
TDRs, end of period	$197,934	$172,735	$161,056	$161,966	$150,548

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

(2)	Primarily includes transfers between accruing and nonaccruing categories.
ACL
(This section should be read in conjunction with Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
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
We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business verticals such as healthcare, ABL, and energy. A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio as of the balance sheet date.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 12 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
Commercial
Commercial and industrial	$320,367	41%	$298,746	41%	$284,329	40%	$285,041	41%	$284,573	42%
Commercial real estate	102,074	10	100,007	10	109,967	11	92,060	11	100,752	11
Total commercial	422,441	51	398,753	51	394,296	51	377,101	52	385,325	53
Consumer
Automobile	48,032	19	49,504	19	43,949	19	39,102	18	37,125	16
Home equity	78,102	17	83,671	17	86,838	17	111,178	17	110,280	18
Residential mortgage	40,842	12	41,646	12	42,794	12	51,679	12	55,380	12
Other consumer	24,302	1	24,269	1	24,061	1	20,482	1	17,016	1
Total consumer	191,278	49	199,090	49	197,642	49	222,441	48	219,801	47
Total allowance for loan and lease losses	613,719	100%	597,843	100%	591,938	100%	599,542	100%	605,126	100%
Allowance for unfunded loan commitments	75,325		72,081		64,223		55,371		54,742
Total allowance for credit losses	$689,044		$669,924		$656,161		$654,913		$659,868
Total allowance for loan and leases losses as % of:
Total loans and leases		1.19%		1.19%		1.19%		1.23%		1.27%
Nonaccrual loans and leases		1.23		1.61		1.66		1.65		1.66
Nonperforming assets		1.17		1.50		1.55		1.51		1.51
Total allowance for credit losses as % of:
Total loans and leases		1.34%		1.33%		1.32%		1.34%		1.38%
Nonaccrual loans and leases		1.38		1.80		1.84		1.80		1.81
Nonperforming assets		1.31		1.68		1.72		1.65		1.65

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2016 First Quarter versus 2015 Fourth Quarter
The $19 million, or 3%, increase in the ACL compared with December 31, 2015, was driven by:

•	$22 million, or 7%, increase in the ALLL of the C&I portfolio was related to an increase in NALs within our E&P and coal portfolios.

•	$3 million, or 5%, increase in the AULC driven primarily by an increase in criticized unfunded exposures within the energy sector portfolio.
Partially offset by:

•	$6 million, or 7%, decline in the ALLL of the home equity portfolio. The decline was driven by a reduction in delinquent and nonaccrual loans.
The ACL to total loans ratio of 1.34% at March 31, 2016, remained essentially flat compared to 1.33% at December 31, 2015. Management believes the ratio is appropriate given the risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans.
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
C&I and CRE loans are either fully or partially charged-off at 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

Table 13 - Quarterly Net Charge-off Analysis
(dollar amounts in thousands)

	Three months ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net charge-offs (recoveries) by loan and lease type (1):
Commercial:
Commercial and industrial	$6,514	$2,252	$9,858	$4,411	$11,403
Commercial real estate:
Construction	(104)	(296)	(309)	164	(383)
Commercial	(17,372)	(3,939)	(13,512)	5,361	(3,629)
Commercial real estate	(17,476)	(4,235)	(13,821)	5,525	(4,012)
Total commercial	(10,962)	(1,983)	(3,963)	9,936	7,391
Consumer:
Automobile	6,770	7,693	4,908	3,442	4,248
Home equity	3,681	4,706	5,869	4,650	4,625
Residential mortgage	1,647	3,158	2,010	2,142	2,816
Other consumer	7,416	8,249	7,339	5,205	5,352
Total consumer	19,514	23,806	20,126	15,439	17,041
Total net charge-offs	$8,552	$21,823	$16,163	$25,375	$24,432
Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.13%	0.04%	0.20%	0.09%	0.24%
Commercial real estate:
Construction	(0.05)	(0.11)	(0.11)	0.07	(0.17)
Commercial	(1.62)	(0.38)	(1.29)	0.51	(0.34)
Commercial real estate	(1.34)	(0.32)	(1.04)	0.43	(0.31)
Total commercial	(0.17)	(0.03)	(0.06)	0.16	0.12
Consumer:
Automobile	0.28	0.33	0.22	0.17	0.19
Home equity	0.17	0.22	0.28	0.22	0.22
Residential mortgage	0.11	0.21	0.13	0.15	0.19
Other consumer	5.17	6.03	5.91	4.61	5.03
Total consumer	0.32	0.39	0.34	0.27	0.29
Net charge-offs as a % of average loans	0.07%	0.18%	0.13%	0.21%	0.20%
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
2016 First Quarter versus 2015 Fourth Quarter
NCOs were an annualized 0.07% of average loans and leases in the current quarter, a decline from 0.18% in the 2015 fourth quarter, and still below our long-term expectation of 0.35% - 0.55%. Commercial charge-offs were positively impacted by one large recovery in the CRE portfolio and broader continued successful workout strategies, while consumer charge-offs remain within our expected range. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter-to-quarter comparison basis.

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

Table 14 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-2.0%	-4.0%
March 31, 2016	-0.9%	2.0%	3.7%
December 31, 2015	-0.3%	0.7%	0.3%
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

Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at March 31, 2016, shows that Huntington’s earnings are more asset sensitive due to new Non-Maturity Deposit (NMD) models, reduction in asset swaps and changes in the balance sheet mix. The change in NMD models resulted in less pricing sensitivity in these deposits. Additionally, we proactively terminated $1.9 billion of swaps this quarter taking advantage of volatility in the markets. Since the asset swap portfolio is a laddered portfolio, this action also drove the increase in modeled asset sensitivity.
As of March 31, 2016, Huntington had $5.6 billion of notional value in receive fixed-generic asset conversion swaps used for asset and liability management purposes. These derivative instruments mature from 2016 through 2018, in the amount of $2.2 billion, $3.3 billion, and $0.1 billion, in each year, respectively.

Table 15 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-5.0%	-12.0%
March 31, 2016	-0.8%	1.5%	1.2%
December 31, 2015	-0.4%	-0.5%	-2.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.
Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at March 31, 2016 shows that the economic value of equity position is more asset sensitive compared with December 31, 2015 primarily due to the decline in spot and forward interest rates during the quarter, which results in a modeled increase in prepayments for mortgage-related assets. Other factors increasing asset sensitivity were adjustments to modeled prepayments for non-mortgage related securities and the termination of $1.9 billion in asset swaps.
MSRs
(This section should be read in conjunction with Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At March 31, 2016, we had a total of $142 million of capitalized MSRs representing the right to service $16.2 billion in mortgage loans. Of this $142 million, $15 million was recorded using the fair value method and $127 million was recorded using the amortization method.
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
MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in servicing rights in the Unaudited Condensed Consolidated Financial Statements.
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
Liquidity Risk

Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. Please see the Liquidity Risk section in Item 1A of our 2015 Form 10-K for more details. In addition, the mix and maturity structure of Huntington’s balance sheet, the amount of on-hand cash and unencumbered securities, and the availability of contingent sources of funding can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company.
The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, and can maintain sufficient levels of on-hand liquidity, under both normal business-as-usual and unanticipated stressed circumstances. The ALCO is appointed by the ROC to oversee liquidity risk management and the establishment of liquidity risk policies and limits. Contingency funding plans are in place, which measure forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.
Investment securities portfolio
The expected weighted average maturities of our AFS and HTM portfolios are significantly shorter than their contractual maturities as reflected in Note 5 and Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. Particularly regarding the MBS and ABS, prepayments of principal and interest that historically occur in advance of scheduled maturities will shorten the expected life of these portfolios. The expected weighted average maturities, which take into account expected prepayments of principal and interest under existing interest rate conditions, are shown in the following table:

Table 16 - Expected Life of Investment Securities
(dollar amounts in thousands)
	March 31, 2016
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$588,029	$575,927	$23,594	$23,637
After 1 year through 5 years	5,151,425	5,226,024	3,533,276	3,588,871
After 5 years through 10 years (1)	2,495,502	2,489,656	2,382,526	2,422,970
After 10 years	658,941	682,910	6,748	6,765
Other securities	344,490	344,864	—	—
Total	$9,238,387	$9,319,381	$5,946,144	$6,042,243

(1)	A portion of the securities with an average life of 5 years to 10 years, are variable rate; resulting in an average duration of 4.14 years.

Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2016, these core deposits funded 72% of total assets (101% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $17 million and $16 million at March 31, 2016 and December 31, 2015, respectively.
The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 17 - Deposit Composition
(dollar amounts in millions)
	March 31,		December 31,		September 30,		June 30,		March 31,
	2016		2015		2015		2015		2015
By Type:
Demand deposits—noninterest-bearing	$16,571	30%	$16,480	30%	$16,935	31%	$17,011	32%	$15,960	30%

Demand deposits—interest-bearing	8,174	15	7,682	14	6,574	12	6,627	12	6,537	13
Money market deposits	19,844	35	19,792	36	19,494	36	18,580	35	18,933	36
Savings and other domestic deposits	5,423	10	5,246	9	5,189	10	5,240	10	5,288	10
Core certificates of deposit	2,123	4	2,382	4	2,483	5	2,580	5	2,709	5
Total core deposits:	52,135	94	51,582	93	50,675	94	50,038	94	49,427	94
Other domestic deposits of $250,000 or more	424	1	501	1	263	—	178	—	189	—
Brokered deposits and negotiable CDs	2,890	5	2,944	5	2,904	5	2,705	5	2,682	5
Deposits in foreign offices	180	—	268	1	403	1	552	1	535	1
Total deposits	$55,629	100%	$55,295	100%	$54,245	100%	$53,473	100%	$52,833	100%
Total core deposits:
Commercial	$24,543	47%	$24,474	47%	$24,886	49%	$24,103	48%	$23,061	47%
Consumer	27,592	53	27,108	53	25,789	51	25,935	52	26,366	53
Total core deposits	$52,135	100%	$51,582	100%	$50,675	100%	$50,038	100%	$49,427	100%

Table 18 - Federal Funds Purchased and Repurchase Agreements
(dollar amounts in millions)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$204	$601	$1,051	$1,101	$1,112
Federal Home Loan Bank advances	250	—	400	375	875
Other short-term borrowings	18	14	3	35	20
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.04%	0.13%	0.05%	0.05%	0.06%
Federal Home Loan Bank advances	0.41	—	0.19	0.15	0.15
Other short-term borrowings	2.13	0.27	0.19	0.17	0.15
Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$401	$601	$1,051	$1,101	$1,120
Federal Home Loan Bank advances	1,575	—	400	1,850	1,450
Other short-term borrowings	20	14	3	35	43
Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$582	$503	$685	$898	$1,057
Federal Home Loan Bank advances	553	13	136	1,236	796
Other short-term borrowings	9	9	23	19	29
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.18%	0.05%	0.05%	0.07%	0.07%
Federal Home Loan Bank advances	0.40	0.25	0.16	0.16	0.15
Other short-term borrowings	3.69	1.99	0.78	1.94	0.75

The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $18.0 billion and $17.5 billion at March 31, 2016 and December 31, 2015, respectively.
For further information related to debt issuances please see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.
At March 31, 2016, total wholesale funding was $10.1 billion, a decrease from $10.6 billion at December 31, 2015. The decrease from prior year-end primarily relates to a decrease in deposits in foreign offices and short-term borrowings.
Liquidity Coverage Ratio
On September 3, 2014, the U.S. banking regulators adopted a final LCR for internationally active banking organizations, generally those with $250 billion or more in total assets, and a Modified LCR rule for banking organizations, similar to Huntington, with $50 billion or more in total assets that are not internationally active banking organizations. The LCR is designed to promote the short-term resilience of the liquidity risk profile of banks to which it applies. The Modified LCR requires Huntington to maintain HQLA to meet its net cash outflows over a prospective 30 calendar-day period, which takes into account the potential impact of idiosyncratic and market-wide shocks. The Modified LCR transition period began on January 1, 2016, with Huntington required to maintain HQLA equal to 90 percent of the stated requirement. The ratio increases to 100 percent on January 1, 2017. Huntington expects to be compliant with the Modified LCR requirement within the transition periods established in the Modified LCR rule.
At March 31, 2016, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At March 31, 2016 and December 31, 2015, the parent company had $2.4 billion and $0.9 billion, respectively, in cash and cash equivalents. The increase primarily relates to the long-term debt and Preferred D Stock issuance that occurred during the 2016 first quarter.
On April 19, 2016, the board of directors declared a quarterly common stock cash dividend of $0.07 per common share. The dividend is payable on July 1, 2016, to shareholders of record on June 17, 2016. Based on the current quarterly dividend of $0.07 per common share, cash demands required for common stock dividends are estimated to be approximately $56 million per quarter. On April 19, 2016, the board of directors declared a quarterly Series A, Series B, and Series D Preferred Stock dividend payable on July 15, 2016 to shareholders of record on July 1, 2016. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $8 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $300 thousand per quarter. Cash demands required for Series D Preferred Stock are expected to be approximately $6 million per quarter.
During the first quarter, the Bank paid dividends totaling $174 million to the holding company. The Bank declared a return of capital to the holding company of $162 million in the second quarter of 2016. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits the parent company to issue an unspecified amount of debt or equity securities.
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction valued at approximately $3.4 billion, including approximately $836 million of cash, based on the closing stock price on the day preceding the announcement. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation. Considering this potential obligation, and expected quarterly dividend payments, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 16 for more information.

INTEREST RATE SWAPS
Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans. See Note 14 for more information.
STANDBY LETTERS-OF-CREDIT
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 16 for more information.
COMMITMENTS TO SELL LOANS
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we have commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 16 for more information.
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
Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the CET1 ratio on a transitional Basel III basis, which we use to measure capital adequacy.

Table 19 - Capital Under Current Regulatory Standards (transitional Basel III basis)
(dollar amounts in millions except per share amounts)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$7,158	$6,595	$6,583	$6,496	$6,462
Regulatory capital adjustments:
Shareholders’ preferred equity	(773)	(386)	(386)	(386)	(386)
Accumulated other comprehensive loss (income) offset	167	226	140	186	161
Goodwill and other intangibles, net of taxes	(703)	(695)	(697)	(701)	(700)
Deferred tax assets that arise from tax loss and credit carryforwards	(29)	(19)	(15)	(15)	(36)
Common equity tier 1 capital	5,820	5,721	5,625	5,580	5,501
Additional tier 1 capital
Shareholders’ preferred equity	773	386	386	386	386
Qualifying capital instruments subject to phase-out	—	76	76	76	76
Other	(19)	(29)	(22)	(22)	(53)
Tier 1 capital	6,574	6,154	6,065	6,020	5,910
LTD and other tier 2 qualifying instruments	611	563	623	623	648
Qualifying allowance for loan and lease losses	689	670	656	655	660
Tier 2 capital	1,300	1,233	1,279	1,278	1,308
Total risk-based capital	$7,874	$7,387	$7,344	$7,298	$7,218
Risk-weighted assets (RWA)	$59,798	$58,420	$57,839	$57,850	$57,840
Common equity tier 1 risk-based capital ratio	9.73%	9.79%	9.72%	9.65%	9.51%
Other regulatory capital data:
Tier 1 leverage ratio	9.29	8.79	8.85	8.98	9.04
Tier 1 risk-based capital ratio	10.99	10.53	10.49	10.41	10.22
Total risk-based capital ratio	13.17	12.64	12.70	12.62	12.48

Table 20 - Capital Adequacy—Non-Regulatory
(dollar amounts in millions)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Consolidated capital calculations:
Common shareholders’ equity	$6,385	$6,209	$6,197	$6,110	$6,076
Preferred shareholders’ equity	773	386	386	386	386
Total shareholders’ equity	7,158	6,595	6,583	6,496	6,462
Goodwill	(677)	(677)	(677)	(678)	(678)
Other intangible assets	(51)	(55)	(59)	(63)	(73)
Other intangible assets deferred tax liability (1)	18	19	21	22	25
Total tangible equity	6,448	5,882	5,868	5,777	5,736
Preferred shareholders’ equity	(773)	(386)	(386)	(386)	(386)
Total tangible common equity	$5,675	$5,496	$5,482	$5,391	$5,350
Total assets	$72,645	$71,018	$70,186	$68,824	$67,984
Goodwill	(677)	(677)	(677)	(678)	(678)
Other intangible assets	(51)	(55)	(59)	(63)	(73)
Other intangible assets deferred tax liability (1)	18	19	21	22	25
Total tangible assets	$71,935	$70,305	$69,471	$68,105	$67,258
Tangible equity / tangible asset ratio	8.96%	8.37%	8.45%	8.48%	8.53%
Tangible common equity / tangible asset ratio	7.89	7.82	7.89	7.92	7.95

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 21 - Regulatory Capital Data
(dollar amounts in millions)

		Basel III
		March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total risk-weighted assets	Consolidated	$59,798	$58,420	$57,839	$57,850	$57,840
	Bank	59,723	58,351	57,750	57,772	57,752
Common equity tier I risk-based capital	Consolidated	5,821	5,721	5,625	5,580	5,501
	Bank	5,518	5,519	5,475	5,497	5,448
Tier 1 risk-based capital	Consolidated	6,574	6,154	6,065	6,020	5,910
	Bank	5,672	5,735	5,692	5,716	5,664
Tier 2 risk-based capital	Consolidated	1,300	1,233	1,279	1,278	1,308
	Bank	1,119	1,115	1,101	747	776
Total risk-based capital	Consolidated	7,874	7,387	7,344	7,298	7,218
	Bank	6,791	6,851	6,793	6,463	6,440
Tier 1 leverage ratio	Consolidated	9.29%	8.79%	8.85%	8.98%	9.04%
	Bank	8.02	8.21	8.33	8.54	8.67
Common equity tier I risk-based capital ratio	Consolidated	9.73	9.79	9.72	9.65	9.51
	Bank	9.24	9.46	9.48	9.51	9.43
Tier 1 risk-based capital ratio	Consolidated	10.99	10.53	10.49	10.41	10.22
	Bank	9.50	9.83	9.86	9.89	9.81
Total risk-based capital ratio	Consolidated	13.17	12.64	12.70	12.62	12.48
	Bank	11.37	11.74	11.76	11.19	11.15
At March 31, 2016, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
Shareholders’ Equity
We generate shareholders’ equity primarily through the retention of earnings, net of dividends and share repurchases. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $7.2 billion at March 31, 2016, an increase of $0.6 billion when compared with December 31, 2015. During the 2016 first quarter, we issued $400 million of preferred stock. Costs of $14 million related to the issuance are reported as a direct deduction from the face amount of the stock.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
On April 19, 2016, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on July 1, 2016. Also, cash dividends of $0.07 per share were declared on January 20, 2016.
On April 19, 2016, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on July 15, 2016. Also, cash dividends of $21.25 per share were declared on January 20, 2016.

On April 19, 2016, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $8.32 per share. The dividend is payable on July15, 2016. Also, cash dividends of $8.31 per share were declared on January 20, 2016.
On April 19, 2016, our board of directors also declared a quarterly cash dividend on our 6.25% Series D Non-Cumulative Perpetual Convertible Preferred Stock of $19.79 per share. The dividend is payable on July15, 2016.
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
On March 11, 2015, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the FRB in January 2015. These actions included a 17% increase in the quarterly dividend per common share to $0.07, starting in the fourth quarter of 2015, and the potential repurchase of up to $366 million of common stock over the five-quarter period through the second quarter of 2016. There were no share repurchases during the 2016 first quarter. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. We have approximately $166.0 million remaining under the current authorization.
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
Net Income by Business Segment
The segregation of net income by business segment for the three-month periods ending March 31, 2016 and March 31, 2015 is presented in the following table:

Table 22 - Net Income (Loss) by Business Segment
(dollar amounts in thousands)
	Three months ended March 31,
	2016	2015
Retail and Business Banking	$62,609	$52,580
Commercial Banking	22,269	43,263
AFCRE	51,502	42,277
RBHPCG	11,419	3,884
Home Lending	866	(4,677)
Treasury/Other	22,649	28,527
Total net income	$171,314	$165,854
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
The following table presents consumer checking account household OCR metrics:

Table 23 - Consumer Checking Household OCR Cross-sell Report

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Number of households (1)	1,530,025	1,511,474	1,508,209	1,491,967	1,475,241
Product Penetration by Number of Services (2)
1 Service	2.6%	2.6%	2.6%	2.5%	2.8%
2-3 Services	16.0	16.4	16.8	17.0	17.3
4-5 Services	28.8	29.1	29.2	29.5	29.7
6+ Services	52.6	51.9	51.4	51.0	50.2

Total revenue (in millions)	$293	$294	$289	$280	$261

(1)	Checking account required.

(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.
Our emphasis on cross-sell, coupled with customers being attracted to the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking TM, are having a positive effect. The percent of consumer households with 6 or more product services at the end of the 2016 first quarter was 52.6%, up from 50.2% from the year-ago quarter due to increased product sales and services provided.
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
The following table presents commercial relationship OCR metrics:

Table 24 - Commercial Relationship OCR Cross-sell Report

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Commercial Relationships (1)	171,053	168,774	169,152	168,088	166,710
Product Penetration by Number of Services (2)
1 Service	12.1%	13.7%	14.0%	14.3%	15.3%
2-3 Services	40.4	42.0	42.3	42.3	42.0
4+ Services (3)	47.5	44.3	43.7	43.4	42.7

Total revenue (in millions)	$221	$222	$229	$222	$217

(1)	Checking account required.

(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

(3)	During the 2016 first quarter, there was a pricing change to a treasury management product that resulted in a one-time increase in our 4+ services data.

By focusing on targeted relationships, we are able to achieve higher product service penetration among our commercial relationships and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with 4 or more product services at the end of the 2016 first quarter was 47.5%, up from 42.7% from the year-ago quarter. Total commercial relationship revenue for the 2016 first quarter was $221 million, up $4 million, or 2%, from the year-ago quarter.

Retail and Business Banking

Table 25 - Key Performance Indicators for Retail and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2016	2015	Amount	Percent
Net interest income	$264,688	$248,650	$16,038	6%
Provision for credit losses	12,196	7,151	5,045	71
Noninterest income	117,559	95,759	21,800	23
Noninterest expense	273,729	256,366	17,363	7
Provision for income taxes	33,713	28,312	5,401	19
Net income	$62,609	$52,580	$10,029	19%
Number of employees (average full-time equivalent)	5,409	5,211	198	4%
Total average assets (in millions)	$15,713	$15,456	$257	2
Total average loans/leases (in millions)	13,623	13,523	100	1
Total average deposits (in millions)	30,777	29,726	1,051	4
Net interest margin	3.55%	3.46%	0.09%	3
NCOs	$13,937	$13,151	$786	6
NCOs as a % of average loans and leases	0.41%	0.39%	0.02%	5
2016 First Three Months vs. 2015 First Three Months
Retail and Business Banking reported net income of $63 million in the first three-month period of 2016. This was an increase of $10 million, or 19%, compared to the year-ago period. Segment net interest income increased $16 million, or 6%, primarily due to an increase in total average deposits, an increase in total average loans, and a 9 basis point improvement in the net interest margin. The provision for credit losses increased $5 million, or 71%, as a result of enhancements made to the ACL estimation process in the 2015 first quarter and an increase in NCOs. Noninterest income increased $22 million, or 23%, primarily due to an increase in card and payment processing income and service charges on deposit accounts, which were driven by higher debit card-related transaction volumes and an increase in the number of households. The increase in noninterest income is also attributed to mortgage banking income which was primarily driven by increased referrals to Home Lending due to an improved mortgage refinance market. Noninterest expense increased $17 million, or 7%, primarily due to an increase in allocated expenses of $11 million and other noninterest expense increases of $6 million, driven by the addition of 44 branches to our in-store network over the last nine months of 2015.

Commercial Banking

Table 26 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2016	2015	Amount	Percent
Net interest income	$100,863	$74,918	$25,945	35%
Provision for credit losses	34,756	6,835	27,921	409
Noninterest income	58,581	54,893	3,688	7
Noninterest expense	90,428	56,417	34,011	60
Provision for income taxes	11,991	23,296	(11,305)	(49)
Net income	$22,269	$43,263	$(20,994)	(49)%
Number of employees (average full-time equivalent)	1,208	1,017	191	19%
Total average assets (in millions)	$17,171	$14,979	$2,192	15
Total average loans/leases (in millions)	13,500	12,139	1,361	11
Total average deposits (in millions)	11,375	11,139	236	2
Net interest margin	2.80%	2.40%	0.40%	17
NCOs	$17,109	$14,358	$2,751	19
NCOs as a % of average loans and leases	0.51%	0.47%	0.04%	9
2016 First Three Months vs. 2015 First Three Months
Commercial Banking reported net income of $22 million in the first three-month period of 2016. This was a decrease of $21 million, or 49%, compared to the year-ago period. Segment net interest income increased $26 million, or 35%, primarily due to higher earning asset yields related to the Huntington Technology Finance acquisition late in the 2015 first quarter, an increase in average loans/leases, recoveries from previously charged-off loans, and the increase in average available-for-sale securities which are primarily related to direct purchase municipal instruments. The provision for credit losses increased $28 million, or 409%, as a result of additional reserves for the energy sector portfolio and an increase in NCOs, partially offset by enhancements made to the ACL estimation process in the 2015 first quarter. Noninterest income increased $4 million, or 7%, primarily due to the late 2015 first quarter acquisition of Huntington Technology Finance and an increase in other treasury management related revenue, partially offset by a decline in commitment and other loan fees. Noninterest expense increased $34 million, or 60%, primarily due to an increase in allocated overhead, as well as personnel expense and operating lease expense from the acquisition of Huntington Technology Finance, which occurred at the end of 2015 first quarter.

Automobile Finance and Commercial Real Estate

Table 27 - Key Performance Indicators for Automobile Finance and Commercial Real Estate
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2016	2015	Amount	Percent
Net interest income	$95,569	$95,162	$407	—%
Provision (reduction in allowance) for credit losses	(16,617)	(1,383)	(15,234)	1,102
Noninterest income	7,252	4,675	2,577	55
Noninterest expense	40,204	36,178	4,026	11
Provision for income taxes	27,732	22,765	4,967	22
Net income	$51,502	$42,277	$9,225	22%
Number of employees (average full-time equivalent)	309	289	20	7%
Total average assets (in millions)	$18,030	$16,632	$1,398	8
Total average loans/leases (in millions)	17,024	15,779	1,245	8
Total average deposits (in millions)	1,629	1,376	253	18
Net interest margin	2.21%	2.40%	(0.19)%	(8)
NCOs	$(21,099)	$(5,361)	$(15,738)	294
NCOs as a % of average loans and leases	(0.50)%	(0.14)%	(0.36)%	257

2016 First Three Months vs. 2015 First Three Months

AFCRE reported net income of $52 million in the first three-month period of 2016. This was an increase of $9 million, or 22%, compared to the year-ago period. Net interest income was essentially unchanged, as the benefit from higher loan balances were offset by a 19 basis point decline in the net interest margin. The provision (reduction in allowance) for credit losses improved $15 million, primarily due to an increase in CRE net recoveries. Noninterest income increased $3 million, or 55%, primarily due to increases in gains associated with community development and other equity investments. Noninterest expense increased $4 million, or 11%, primarily due to an increase in personnel costs and other allocated costs attributed to higher production and portfolio balance levels.

Regional Banking and The Huntington Private Client Group

Table 28 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2016	2015	Amount	Percent
Net interest income	$39,279	$26,824	$12,455	46%
Provision (reduction in allowance) for credit losses	(479)	2,645	(3,124)	(118)
Noninterest income	27,807	40,424	(12,617)	(31)
Noninterest expense	49,997	58,627	(8,630)	(15)
Provision for income taxes	6,149	2,092	4,057	194
Net income	$11,419	$3,884	$7,535	194%
Number of employees (average full-time equivalent)	892	958	(66)	(7)%
Total average assets (in millions)	$4,290	$3,324	$966	29
Total average loans/leases (in millions)	3,852	2,889	963	33
Total average deposits (in millions)	7,686	6,736	950	14
Net interest margin	2.08%	1.63%	0.45%	28
NCOs	$(2,550)	$885	$(3,435)	N.R.
NCOs as a % of average loans and leases	(0.26)%	0.12%	(0.38)%	N.R.
Total assets under management (in billions)—eop	$11.9	$15.0	$(3.1)	(21)
Total trust assets (in billions)—eop	83.7	87.2	(3.5)	(4)%
N.R.—Not relevant.
eop—End of Period.
2016 First Three Months vs. 2015 First Three Months
RBHPCG reported net income of $11 million in the first three-month period of 2016. This was an increase of $8 million, or 194%, compared to the year-ago period. Segment net interest income increased $12 million, or 46%, mainly due to an increase in average total loans and deposits. The increase in average total loans was due to a transfer of $836 million in portfolio mortgage loans originated by Home Lending. The increase in average total deposits was the result of growth in the new Private Client Account interest checking product and growth in consumer money-market deposit account balances. The provision (reduction in allowance) for credit losses decreased $3 million, or 118%, primarily due to net recoveries in the current period. Noninterest income decreased $13 million, or 31%, primarily due to the sale of HASI and HAA at the end of 2015. Noninterest expense decreased $9 million, or 15%, due to reduced personnel and services expense resulting from the sale of HASI and HAA, reduced losses, and reduced allocated costs.

Home Lending

Table 29 - Key Performance Indicators for Home Lending
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2016	2015	Amount	Percent
Net interest income	$13,016	$15,277	$(2,261)	(15)%
Provision (reduction in allowance) for credit losses	(2,274)	5,343	(7,617)	N.R.
Noninterest income	11,650	18,658	(7,008)	(38)
Noninterest expense	25,608	35,788	(10,180)	(28)
Provision for income taxes	466	(2,519)	2,985	N.R.
Net income (loss)	$866	$(4,677)	$5,543	N.R.
Number of employees (average full-time equivalent)	956	925	31	3%
Total average assets (in millions)	$3,045	$3,879	$(834)	(22)
Total average loans/leases (in millions)	2,536	3,341	(805)	(24)
Total average deposits (in millions)	316	321	(5)	(2)
Net interest margin	1.83%	1.68%	0.15%	9
NCOs	$1,155	$1,399	$(244)	(17)
NCOs as a % of average loans and leases	0.18%	0.17%	0.01%	6
Mortgage banking origination volume (in millions)	$936	$980	$(44)	(4)
N.R.—Not relevant.
2016 First Three Months vs. 2015 First Three Months
Home Lending reported net income of $1 million in the first three-month period of 2016 compared to a net loss of $5 million in the year-ago period. Segment net interest income decreased $2 million, or 15%, which primarily reflects the transfer of $836 million of portfolio mortgage loans to the RBHPCG segment. The provision (reduction in allowance) for credit losses decreased $8 million, due to a higher provision in the year-ago quarter from updated assumptions made to the ACL estimation process. Noninterest income decreased by $7 million, or 38%, primarily due to lower mortgage production levels and higher fee sharing to other business segments. Noninterest expense declined $10 million, or 28%, primarily due to lower allocated expenses.

ADDITIONAL DISCLOSURES
Forward-Looking Statements
This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements about the benefits of the proposed transaction, the merger parties’ plans, objectives, expectations and intentions, the expected timing of completion of the transaction with FirstMerit, and other statements that are not historical facts. Such statements are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, believe, intend, estimate, plan, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, (2) changes in general economic, political, or industry conditions, uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board, volatility and disruptions in global capital and credit markets, (3) movements in interest rates, (4) competitive pressures on product pricing and services, (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy, (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements, (7) extended disruption of vital infrastructure, (8) the final outcome of significant litigation or adverse legal developments in the proceedings, (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB, and the regulatory approval process associated with the transaction with FirstMerit, (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages, (11) the possibility that the proposed transaction with FirstMerit does not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Huntington and FirstMerit do business; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; Huntington’s ability to complete the acquisition and integration of FirstMerit successfully; and other factors that may affect future results of Huntington and FirstMerit. Additional factors that could cause results to differ materially from those described above can be found in our 2015 Annual Report on Form 10-K and documents subsequently filed by us with the Securities and Exchange Commission.
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
Non-Regulatory Capital Ratios
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets, and

•	Tangible common equity to risk-weighted assets using Basel III definitions.
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

Risk Factors
Information on risk is discussed in the Risk Factors section included in Item 1A of our 2015 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.
Critical Accounting Policies and Use of Significant Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our December 31, 2015 Form 10-K, as supplemented by this report, lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
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
Our most significant accounting estimates relate to our ACL, valuation of financial instruments, contingent liabilities, income taxes, and deferred tax assets. These significant accounting estimates and their related application are discussed in our December 31, 2015 Form 10-K.
Recent Accounting Pronouncements and Developments
Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2016 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands, except number of shares)	March 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$816,248	$847,156
Interest-bearing deposits in banks	66,668	51,838
Trading account securities	45,924	36,997
Loans held for sale (includes $364,967 and $337,577 respectively, measured at fair value) (1)	567,664	474,621
Available-for-sale and other securities	9,319,381	8,775,441
Held-to-maturity securities	5,946,144	6,159,590
Loans and leases (includes $39,329 and $34,637 respectively, measured at fair value) (1)	51,539,359	50,341,099
Allowance for loan and lease losses	(613,719)	(597,843)
Net loans and leases	50,925,640	49,743,256
Bank owned life insurance	1,766,637	1,757,668
Premises and equipment	611,603	620,540
Goodwill	676,869	676,869
Other intangible assets	51,266	54,978
Servicing rights	168,648	189,237
Accrued income and other assets	1,682,275	1,630,110
Total assets	$72,644,967	$71,018,301
Liabilities and shareholders’ equity
Liabilities
Deposits	$55,628,842	$55,294,979
Short-term borrowings	471,375	615,279
Long-term debt	7,935,412	7,041,364
Accrued expenses and other liabilities	1,451,668	1,472,073
Total liabilities	65,487,297	64,423,695
Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,506	362,506
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Series D, 6.25% fixed rate, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	386,348	—
Common stock	7,988	7,970
Capital surplus	7,050,463	7,038,502
Less treasury shares, at cost	(18,417)	(17,932)
Accumulated other comprehensive loss	(167,286)	(226,158)
Retained (deficit) earnings	(487,717)	(594,067)
Total shareholders’ equity	7,157,670	6,594,606
Total liabilities and shareholders’ equity	$72,644,967	$71,018,301
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	798,780,938	796,969,694
Common shares outstanding	796,689,077	794,928,886
Treasury shares outstanding	2,091,861	2,040,808
Preferred shares issued	2,402,571	1,967,071
Preferred shares outstanding	798,006	398,006

(1)	Amounts represent loans for which Huntington has elected the fair value option.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Interest and fee income:
Loans and leases	$463,422	$420,614
Available-for-sale and other securities
Taxable	39,614	47,856
Tax-exempt	13,019	9,287
Held-to-maturity securities—taxable	36,789	20,667
Other	4,407	3,672
Total interest income	557,251	502,096
Interest expense:
Deposits	23,018	19,567
Short-term borrowings	898	542
Federal Home Loan Bank advances	69	377
Subordinated notes and other long-term debt	30,200	13,925
Total interest expense	54,185	34,411
Net interest income	503,066	467,685
Provision for credit losses	27,582	20,591
Net interest income after provision for credit losses	475,484	447,094
Service charges on deposit accounts	70,262	62,220
Cards and payment processing income	36,447	32,571
Mortgage banking income	18,543	22,961
Trust services	22,838	29,039
Insurance income	16,225	15,895
Brokerage income	15,502	15,500
Capital markets fees	13,010	13,905
Bank owned life insurance income	13,513	13,025
Gain on sale of loans	5,395	4,589
Net gains on sales of securities	—	—
Impairment losses recognized in earnings on available-for-sale securities	—	—
Other noninterest income	30,132	21,918
Total noninterest income	241,867	231,623
Personnel costs	285,397	264,916
Outside data processing and other services	61,878	50,535
Equipment	32,576	30,249
Net occupancy	31,476	31,020
Marketing	12,268	12,975
Professional services	13,538	12,727
Deposit and other insurance expense	11,208	10,167
Amortization of intangibles	3,712	10,206
Other noninterest expense	39,027	36,062
Total noninterest expense	491,080	458,857
Income before income taxes	226,271	219,860
Provision for income taxes	54,957	54,006
Net income	171,314	165,854
Dividends on preferred shares	7,998	7,965
Net income applicable to common shares	$163,316	$157,889

Average common shares—basic	795,755	809,778
Average common shares—diluted	808,349	823,809
Per common share:
Net income—basic	$0.21	$0.19
Net income—diluted	0.20	0.19
Cash dividends declared	0.07	0.06
OTTI losses for the periods presented:
Total OTTI losses	$(3,733)	$—
Noncredit-related portion of loss recognized in OCI	3,733	—
Impairment losses recognized in earnings on available-for-sale securities	$—	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Net income	$171,314	$165,854
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	(2,349)	3,390
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	51,551	38,953
Total unrealized gains (losses) on available-for-sale securities	49,202	42,343
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	8,829	18,214
Change in accumulated unrealized losses for pension and other post-retirement obligations	841	903
Other comprehensive income (loss), net of tax	58,872	61,460
Comprehensive income	$230,186	$227,314
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock											Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
(All amounts in thousands, except for per share amounts)	Series A		Series B		Series D		Common Stock		Capital Surplus	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
Three months ended March 31, 2015
Balance, beginning of period	363	$362,507	35	$23,785	—	$—	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
Net income													165,854	165,854
Other comprehensive income (loss)												61,460		61,460
Repurchase of common stock							(4,949)	(49)	(51,658)					(51,707)
Cash dividends declared:
Common ($0.06 per share)													(48,524)	(48,524)
Preferred Series A ($21.25 per share)													(7,703)	(7,703)
Preferred Series B ($7.38 per share)													(262)	(262)
Recognition of the fair value of share-based compensation									11,095					11,095
Other share-based compensation activity							2,051	20	4,512				(554)	3,978
Other							11	—	72	(39)	(467)		(12)	(407)
Balance, end of period	363	$362,507	35	$23,785	—	$—	810,249	$8,102	$7,185,766	(1,721)	$(13,849)	$(160,832)	$(943,525)	$6,461,954
Three months ended March 31, 2016
Balance, beginning of period	363	$362,506	35	$23,785	—	$—	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
Net income													171,314	171,314
Other comprehensive income (loss)												58,872		58,872
Net proceeds from issuance of Series D preferred stock					400	386,348								386,348
Cash dividends declared:
Common ($0.07 per share)													(55,774)	(55,774)
Preferred Series A ($21.25 per share)													(7,703)	(7,703)
Preferred Series B ($8.31 per share)													(295)	(295)
Recognition of the fair value of share-based compensation									11,268					11,268
Other share-based compensation activity							1,811	18	683				(1,166)	(465)
Other									10	(51)	(485)		(26)	(501)
Balance, end of period	363	$362,506	35	$23,785	400	$386,348	798,781	$7,988	$7,050,463	(2,092)	$(18,417)	$(167,286)	$(487,717)	$7,157,670
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Operating activities
Net income	$171,314	$165,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,582	20,591
Depreciation and amortization	105,103	95,664
Share-based compensation expense	11,268	11,095
Net change in:
Trading account securities	(8,927)	(5,435)
Loans held for sale	(39,502)	(198,776)
Accrued income and other assets	(41,066)	(58,226)
Deferred income taxes	(4,366)	(14,467)
Accrued expense and other liabilities	(25,580)	(30,674)
Other, net	(4,036)	(3,883)
Net cash provided by (used for) operating activities	191,790	(18,257)
Investing activities
Change in interest bearing deposits in banks	(14,830)	(9,471)
Cash paid for acquisition of a business, net of cash received	—	(457,836)
Proceeds from:
Maturities and calls of available-for-sale and other securities	217,015	397,406
Maturities of held-to-maturity securities	210,606	124,631
Purchases of available-for-sale and other securities	(691,607)	(878,256)
Purchases of held-to-maturity securities	—	(82,557)
Net proceeds from sales of portfolio loans	74,831	89,347
Net loan and lease activity, excluding sales and purchases	(714,140)	(332,637)
Purchases of premises and equipment	(12,157)	(13,094)
Proceeds from sales of other real estate	6,950	8,857
Purchases of loans and leases	(667,031)	(16,474)
Other, net	920	1,278
Net cash provided by (used for) investing activities	(1,589,443)	(1,168,806)
Financing activities
Increase (decrease) in deposits	363,177	1,081,204
Increase (decrease) in short-term borrowings	(147,339)	(357,831)
Net proceeds from issuance of long-term debt	1,024,068	995,610
Maturity/redemption of long-term debt	(195,475)	(750,076)
Dividends paid on preferred stock	(7,998)	(7,965)
Dividends paid on common stock	(56,195)	(48,738)
Repurchases of common stock	—	(51,707)
Proceeds from stock options exercised	1,126	3,800
Net proceeds from issuance of preferred stock	386,348	—
Other, net	(967)	2,077
Net cash provided by (used for) financing activities	1,366,745	866,374
Increase (decrease) in cash and cash equivalents	(30,908)	(320,689)
Cash and cash equivalents at beginning of period	847,156	1,220,565
Cash and cash equivalents at end of period	$816,248	$899,876

Supplemental disclosures:
Interest paid	$41,398	$26,672
Income taxes paid (refunded)	1,051	353
Non-cash activities
Loans transferred to held-for-sale from portfolio	145,210	1,091,451
Loans transferred to portfolio from held-for-sale	9,259	1,257
Transfer of loans to OREO	6,468	6,575
See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2015 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. Specifically, Huntington reclassified servicing assets from accrued income and other assets to disclose them as a separate line item on the balance sheets. In addition, debt issuance costs were reclassified to long-term debt from accrued income and other assets as part of adopting ASU 2105-03.
2. ACCOUNTING STANDARDS UPDATE
ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Subsequently, the FASB issued a one-year deferral for implementation, which results in new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. The FASB, however, permitted adoption of the new guidance on the original effective date. Management is currently assessing the impact on Huntington’s Consolidated Financial Statements.
ASU 2015-02 - Consolidation (Topic 810)-Amendments to the Consolidation Analysis. This Update provides a new scope exception for registered money market funds and similar unregistered money market funds, provides targeted amendments to the current consolidation guidance, and ends the deferral granted to investment companies from applying the variable interest entity accounting guidance. This amendment was effective during the current reporting period and did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2015-03 - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This Update was issued to simplify the presentation of debt issuance costs. The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction to the carrying amount of that debt liability, consistent with debt discounts. The amendment was effective during the current reporting period and did not have a significant impact on Huntington’s Unaudited Condensed Consolidated Financial Statements. For more information, refer to Note 8 “Long-Term Debt”.
ASU 2015-10 - Technical Corrections and Improvements. This Update sets forth certain technical corrections and improvements issued in June 2015 with an objective to clarify the Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the ASU, among other things, requires disclosure of fair value for non-recurring items at the relevant measurement date where the fair value is not measured at the end of the reporting period. Also, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, a reporting entity is required to clearly indicate that the fair value information presented is not as of the period’s end.

The technical correction for fair value disclosure was effective upon issuance and did not have a significant impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.
ASU 2015-16 - Simplifying the Accounting for Measurement-Period Adjustments. This Update requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This Update is effective for the current reporting period and did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. This Update sets forth targeted improvements to GAAP including, but not limited to, requiring an entity to recognize the changes in fair value of equity investments in the income statement, requiring public business entities to use the exit price when measuring the fair value of financial instruments for financial statement disclosure purposes, eliminating certain disclosures required by existing GAAP, and providing for additional disclosures. The Update is effective for the fiscal period beginning after December 15, 2017, including interim periods within those fiscal years. A cumulative-effect adjustment to the balance sheet will be required as of the beginning of the fiscal year upon adoption. The Update is not expected to have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-02 - Leases. This Update sets forth a new lease accounting model for lessors and lessees. For lessees, all leases will be required to be recognized on the balance sheet by recording a right-of-use asset Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting applied by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for the fiscal period beginning after December 15, 2018, with early application permitted. Management is currently assessing the impact of the new guidance on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-05 - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This Update provides accounting clarification for changes in the counterparty to a derivative instrument that has been designated as a qualified hedging instrument. Specifically, changes in the derivative counterparty should not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This Update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Management does not believe the new guidance will have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-06 - Contingent Put and Call Options in Debt Instruments. This Update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt instruments. An entity performing the assessment set forth in this Update will be required to assess embedded call (put) options solely in accordance with the four-step decision sequence. This Update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. An entity should apply this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. This Update is not expected to have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-07 - Simplifying the Transition to the Equity Method of Accounting. This Update eliminates the requirement for the retrospective use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence of an investor. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method accounting. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments are not expected to have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. This Update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments, among other things, require all tax benefits and tax deficiencies related to share-based award to be recognized in the income statement. Other changes include an election related to the accounting for forfeitures, changes to the cash flow statement presentation for excess tax benefits, as well as for cash paid by an employer when directly withholding shares for tax withholding purposes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently assessing the impact of this Update on Huntington's Unaudited Condensed Consolidated Financial Statements.
3. PENDING ACQUISITION OF FIRSTMERIT CORPORATION
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction valued at approximately $3.4 billion based on the closing stock price on the day preceding the announcement. FirstMerit Corporation is a diversified financial services company headquartered in Akron, Ohio, which reported assets of approximately $25.5 billion based on their December 31, 2015 balance sheet.
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
4. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs, which resulted in a net premium of $272 million and $262 million at March 31, 2016 and December 31, 2015, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2016 and December 31, 2015:

(dollar amounts in thousands)	March 31, 2016	December 31, 2015
Loans and leases:
Commercial and industrial	$21,253,692	$20,559,834
Commercial real estate	5,281,810	5,268,651
Automobile	9,919,921	9,480,678
Home equity	8,422,439	8,470,482
Residential mortgage	6,081,984	5,998,400
Other consumer	579,513	563,054
Loans and leases	51,539,359	50,341,099
Allowance for loan and lease losses	(613,719)	(597,843)
Net loans and leases	$50,925,640	$49,743,256
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
Multi-family
Office
Industrial and warehouse
Purchased credit-impaired
Other commercial real estate

Automobile	NA (1)

Home equity	Secured by first-lien
Secured by junior-lien

Residential mortgage	Residential mortgage
Purchased credit-impaired

Other consumer	Other consumer
Purchased credit-impaired

(1)	Not applicable. The automobile loan portfolio is not further segregated into classes.

Loan Purchases and Sales
The following table summarizes significant portfolio loan purchase and sale activity for the three-month periods ended March 31, 2016 and 2015. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile		Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased or transferred from held for sale during the:
Three-month period ended March 31, 2016	$664,887	$—	$—		$—	$2,144	$—	$667,031
Three-month period ended March 31, 2015	12,591	—	—		—	3,883	—	16,474
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended March 31, 2016	$144,519	$—	$—		$—	$—	$—	$144,519
Three-month period ended March 31, 2015	85,700	—	1,061,859	(1)	—	—	—	1,147,559

(1)	Reflects the transfer of approximately $1.0 billion automobile loans to loans held-for-sale at March 31, 2015.
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

The following table presents NALs by loan class at March 31, 2016 and December 31, 2015:

(dollar amounts in thousands)	March 31, 2016	December 31, 2015
Commercial and industrial:
Owner occupied	$28,202	$35,481
Other commercial and industrial	279,622	139,714
Total commercial and industrial	307,824	175,195
Commercial real estate:
Retail properties	4,087	7,217
Multi-family	4,501	5,819
Office	17,495	10,495
Industrial and warehouse	1,794	2,202
Other commercial real estate	2,924	3,251
Total commercial real estate	30,801	28,984
Automobile	7,598	6,564
Home equity:
Secured by first-lien	35,101	35,389
Secured by junior-lien	27,107	30,889
Total home equity	62,208	66,278
Residential mortgage	90,303	94,560
Other consumer	—	—
Total nonaccrual loans	$498,734	$371,581

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at March 31, 2016 and December 31, 2015: (1)

	March 31, 2016
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$2,841	$1,399	$10,952	$15,192	$3,991,359	$4,006,551	$—
Purchased credit-impaired	6	69	4,459	4,534	10,066	14,600	4,459	(2)
Other commercial and industrial	39,246	31,255	41,679	112,180	17,120,361	17,232,541	3,573	(3)
Total commercial and industrial	42,093	32,723	57,090	131,906	21,121,786	21,253,692	8,032
Commercial real estate:
Retail properties	204	530	2,782	3,516	1,570,318	1,573,834	—
Multi-family	624	567	1,811	3,002	1,085,120	1,088,122	—
Office	—	182	3,003	3,185	859,000	862,185	—
Industrial and warehouse	120	—	994	1,114	400,263	401,377	—
Purchased credit-impaired	—	—	12,694	12,694	—	12,694	12,694	(2)
Other commercial real estate	249	278	2,433	2,960	1,340,638	1,343,598	—
Total commercial real estate	1,197	1,557	23,717	26,471	5,255,339	5,281,810	12,694
Automobile	54,220	10,205	5,291	69,716	9,850,205	9,919,921	5,064
Home equity:

Secured by first-lien	11,570	5,148	25,854	42,572	5,146,801	5,189,373	4,606
Secured by junior-lien	14,156	8,025	25,066	47,247	3,185,819	3,233,066	3,965
Total home equity	25,726	13,173	50,920	89,819	8,332,620	8,422,439	8,571
Residential mortgage:
Residential mortgage	85,460	31,460	116,358	233,278	5,847,214	6,080,492	69,583	(4)
Purchased credit-impaired	—	—	—	—	1,492	1,492	—
Total residential mortgage	85,460	31,460	116,358	233,278	5,848,706	6,081,984	69,583
Other consumer:
Other consumer	4,987	1,393	1,868	8,248	571,226	579,474	1,868
Purchased credit-impaired	—	—	—	—	39	39	—
Total other consumer	4,987	1,393	1,868	8,248	571,265	579,513	1,868
Total loans and leases	$213,683	$90,511	$255,244	$559,438	$50,979,921	$51,539,359	$105,812

	December 31, 2015
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$11,947	$3,613	$13,793	$29,353	$3,983,447	$4,012,800	$—
Purchased credit-impaired	292	1,436	5,949	7,677	13,340	21,017	5,949	(2)
Other commercial and industrial	32,476	8,531	27,236	68,243	16,457,774	16,526,017	2,775	(3)
Total commercial and industrial	44,715	13,580	46,978	105,273	20,454,561	20,559,834	8,724
Commercial real estate:
Retail properties	1,823	195	3,637	5,655	1,501,054	1,506,709	—
Multi family	961	1,137	2,691	4,789	1,073,429	1,078,218	—
Office	5,022	256	3,016	8,294	886,331	894,625	—
Industrial and warehouse	93	—	373	466	503,701	504,167	—
Purchased credit-impaired	102	3,818	9,549	13,469	289	13,758	9,549	(2)
Other commercial real estate	1,231	315	2,400	3,946	1,267,228	1,271,174	—
Total commercial real estate	9,232	5,721	21,666	36,619	5,232,032	5,268,651	9,549
Automobile	69,553	14,965	7,346	91,864	9,388,814	9,480,678	7,162
Home equity
Secured by first-lien	18,349	7,576	26,304	52,229	5,139,256	5,191,485	4,499
Secured by junior-lien	18,128	9,329	29,996	57,453	3,221,544	3,278,997	4,545
Total home equity	36,477	16,905	56,300	109,682	8,360,800	8,470,482	9,044
Residential mortgage
Residential mortgage	102,670	34,298	119,354	256,322	5,740,624	5,996,946	69,917	(5)
Purchased credit-impaired	103	—	—	103	1,351	1,454	—
Total residential mortgage	102,773	34,298	119,354	256,425	5,741,975	5,998,400	69,917
Other consumer

Other consumer	6,469	1,852	1,395	9,716	553,286	563,002	1,394
Purchased credit-impaired	—	—	—	—	52	52	—
Total other consumer	6,469	1,852	1,395	9,716	553,338	563,054	1,394
Total loans and leases	$269,219	$87,321	$253,039	$609,579	$49,731,520	$50,341,099	$105,790

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)
Amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.

(3)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(4)	Includes $58 million guaranteed by the U.S. government.

(5)	Includes $56 million guaranteed by the U.S. government.
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
The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan where obligor balance is greater than $1 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed and updated periodically based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
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
The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2016 and 2015:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended March 31, 2016:
ALLL balance, beginning of period	$298,746	$100,007	$49,504	$83,671	$41,646	$24,269	$597,843
Loan charge-offs	(16,823)	(12,126)	(11,486)	(7,710)	(2,760)	(8,787)	(59,692)
Recoveries of loans previously charged-off	10,309	29,602	4,716	4,029	1,113	1,371	51,140
Provision (reduction in allowance) for loan and lease losses	28,135	(15,409)	5,298	(1,888)	753	7,449	24,338
Write-downs of loans sold or transferred to loans held for sale	—	—	—	—	90	—	90
ALLL balance, end of period	$320,367	$102,074	$48,032	$78,102	$40,842	$24,302	$613,719
AULC balance, beginning of period	$55,886	$7,562	$—	$2,068	$18	$6,547	$72,081
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	2,499	(75)	—	42	2	776	3,244
AULC balance, end of period	$58,385	$7,487	$—	$2,110	$20	$7,323	$75,325
ACL balance, end of period	$378,752	$109,561	$48,032	$80,212	$40,862	$31,625	$689,044

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended March 31, 2015:
ALLL balance, beginning of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan charge-offs	(24,612)	(2,013)	(8,103)	(8,586)	(4,863)	(6,898)	(55,075)
Recoveries of loans previously charged-off	13,209	6,025	3,855	3,961	2,047	1,546	30,643
Provision for (reduction in allowance) loan and lease losses	8,981	(6,099)	10,200	18,492	10,985	(15,904)	26,655
Allowance for loans sold or transferred to loans held for sale	—	—	(2,293)	—	—	—	(2,293)
ALLL balance, end of period	$284,573	$100,752	$37,125	$110,280	$55,380	$17,016	$605,126
AULC balance, beginning of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(6,673)	(510)	—	715	1	403	(6,064)
AULC balance, end of period	$42,315	$5,531	$—	$2,639	$9	$4,248	$54,742
ACL balance, end of period	$326,888	$106,283	$37,125	$112,919	$55,389	$21,264	$659,868
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
C&I and CRE loans are either fully or partially charged-off at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.
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
The following table presents each loan and lease class by credit quality indicator at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,747,191	$85,644	$173,241	$475	$4,006,551
Purchased credit-impaired	3,013	670	10,917	—	14,600
Other commercial and industrial	16,138,472	308,603	778,423	7,043	17,232,541
Total commercial and industrial	19,888,676	394,917	962,581	7,518	21,253,692
Commercial real estate:
Retail properties	1,555,093	8,240	10,501	—	1,573,834
Multi-family	1,042,495	28,005	17,218	404	1,088,122
Office	806,473	15,129	40,161	422	862,185
Industrial and warehouse	376,898	20,588	3,837	54	401,377
Purchased credit-impaired	7,115	447	5,132	—	12,694
Other commercial real estate	1,308,447	3,622	30,898	631	1,343,598
Total commercial real estate	5,096,521	76,031	107,747	1,511	5,281,810

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total

Automobile	4,894,441	3,618,491	1,140,522	266,467	9,919,921
Home equity:
Secured by first-lien	3,346,422	1,463,054	264,024	115,873	5,189,373
Secured by junior-lien	1,812,484	1,018,134	309,979	92,469	3,233,066
Total home equity	5,158,906	2,481,188	574,003	208,342	8,422,439
Residential mortgage:
Residential mortgage	3,652,557	1,790,319	550,229	87,387	6,080,492
Purchased credit-impaired	278	737	477	—	1,492
Total residential mortgage	3,652,835	1,791,056	550,706	87,387	6,081,984
Other consumer:
Other consumer	216,875	263,341	54,790	44,468	579,474
Purchased credit-impaired	—	39	—	—	39
Total other consumer	$216,875	$263,380	$54,790	$44,468	$579,513

	December 31, 2015
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,731,113	$114,490	$165,301	$1,896	$4,012,800
Purchased credit-impaired	3,051	674	15,661	1,631	21,017
Other commercial and industrial	15,523,625	284,175	714,615	3,602	16,526,017
Total commercial and industrial	19,257,789	399,339	895,577	7,129	20,559,834
Commercial real estate:
Retail properties	1,473,014	10,865	22,830	—	1,506,709
Multi-family	1,029,138	28,862	19,898	320	1,078,218
Office	822,824	35,350	36,011	440	894,625
Industrial and warehouse	493,402	259	10,450	56	504,167
Purchased credit-impaired	7,194	397	6,167	—	13,758
Other commercial real estate	1,240,482	4,054	25,811	827	1,271,174
Total commercial real estate	5,066,054	79,787	121,167	1,643	5,268,651

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	4,680,684	3,454,585	1,086,914	258,495	9,480,678
Home equity:
Secured by first-lien	3,369,657	1,441,574	258,328	121,926	5,191,485
Secured by junior-lien	1,841,084	1,024,851	323,998	89,064	3,278,997
Total home equity	5,210,741	2,466,425	582,326	210,990	8,470,482
Residential mortgage
Residential mortgage	3,563,683	1,813,002	567,688	52,573	5,996,946
Purchased credit-impaired	381	777	296	—	1,454
Total residential mortgage	3,564,064	1,813,779	567,984	52,573	5,998,400
Other consumer
Other consumer	233,969	269,694	49,650	9,689	563,002
Purchased credit-impaired	—	52	—	—	52
Total other consumer	$233,969	$269,746	$49,650	$9,689	$563,054

(1)	Reflects most recent customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
Impaired Loans
For all classes within the C&I and CRE portfolios, all loans with an obligor balance of $1 million or greater are considered for individual evaluation on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. However, certain home equity and residential mortgage loans are measured for impairment based on the underlying collateral value. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.
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
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2016 and December 31, 2015:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALL at March 31, 2016:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$799	$—	$—	$—	$—	$—	$799
Attributable to loans individually evaluated for impairment	24,557	7,180	1,853	13,894	16,335	340	64,159
Attributable to loans collectively evaluated for impairment	295,011	94,894	46,179	64,208	24,507	23,962	548,761
Total ALLL balance	$320,367	$102,074	$48,032	$78,102	$40,842	$24,302	$613,719
Loan and Lease Ending Balances at March 31, 2016:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$14,600	$12,694	$—	$—	$1,492	$39	$28,825
Individually evaluated for impairment	587,810	139,938	33,264	251,194	357,565	4,959	1,374,730
Collectively evaluated for impairment	20,651,282	5,129,178	9,886,657	8,171,245	5,722,927	574,515	50,135,804
Total loans and leases evaluated for impairment	$21,253,692	$5,281,810	$9,919,921	$8,422,439	$6,081,984	$579,513	$51,539,359

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2015
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,602	$—	$—	$—	$127	$—	$2,729
Attributable to loans individually evaluated for impairment	19,314	8,114	1,779	16,242	16,811	176	62,436
Attributable to loans collectively evaluated for impairment	276,830	91,893	47,725	67,429	24,708	24,093	532,678
Total ALLL balance:	$298,746	$100,007	$49,504	$83,671	$41,646	$24,269	$597,843
Loan and Lease Ending Balances at December 31, 2015
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$21,017	$13,758	$—	$—	$1,454	$52	$36,281
Individually evaluated for impairment	481,033	144,977	31,304	248,839	366,995	4,640	1,277,788
Collectively evaluated for impairment	20,057,784	5,109,916	9,449,374	8,221,643	5,629,951	558,362	49,027,030
Total loans and leases evaluated for impairment	$20,559,834	$5,268,651	$9,480,678	$8,470,482	$5,998,400	$563,054	$50,341,099

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	March 31, 2016			Three months ended March 31, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$40,757	$47,876	$—	$50,604	$291
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	240,790	243,042	—	210,540	942
Total commercial and industrial	281,547	290,918	—	261,144	1,233
Commercial real estate:
Retail properties	31,499	32,517	—	36,673	485
Multi-family	20,325	20,325	—	6,775	57
Office	16,360	30,330	—	10,671	141
Industrial and warehouse	—	—	—	1,143	19
Purchased credit-impaired	12,694	53,108	—	13,226	867
Other commercial real estate	6,479	6,645	—	3,319	47
Total commercial real estate	87,357	142,925	—	71,807	1,616
Residential mortgage:
Residential mortgage	—	—	—	—	—
Purchased credit-impaired	1,492	2,074	—	1,473	2
Total residential mortgage	1,492	2,074	—	1,473	2
Other consumer
Other consumer	—	—	—	—	—
Purchased credit-impaired	39	96	—	45	102
Total other consumer	$39	$96	$—	$45	$102

With an allowance recorded:

Commercial and industrial: (3)
Owner occupied	$66,342	$74,899	$4,086	$57,815	$584
Purchased credit-impaired	14,600	22,636	799	17,808	997
Other commercial and industrial	239,921	267,857	20,471	188,461	1,505
Total commercial and industrial	320,863	365,392	25,356	264,084	3,086
Commercial real estate: (4)
Retail properties	7,128	8,038	252	8,385	84
Multi-family	16,284	18,663	1,441	28,461	297
Office	11,798	14,949	1,496	11,727	52
Industrial and warehouse	3,108	3,642	259	6,411	20
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	26,957	30,472	3,732	24,873	305
Total commercial real estate	65,275	75,764	7,180	79,857	758
Automobile	33,264	33,962	1,853	32,284	578
Home equity:
Secured by first-lien	55,830	59,880	4,294	54,251	500
Secured by junior-lien	195,364	226,846	9,600	195,765	2,468
Total home equity	251,194	286,726	13,894	250,016	2,968
Residential mortgage (6):
Residential mortgage	357,565	399,284	16,335	362,280	3,036
Purchased credit-impaired	—	—	—	—	—
Total residential mortgage	357,565	399,284	16,335	362,280	3,036
Other consumer:
Other consumer	4,959	4,979	340	4,799	66
Purchased credit-impaired	—	—	—	—	—
Total other consumer	$4,959	$4,979	$340	$4,799	$66

	December 31, 2015			Three months ended March 31, 2015
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$57,832	$65,812	$—	$12,264	$74
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	197,969	213,739	—	41,552	338
Total commercial and industrial	255,801	279,551	—	53,816	412
Commercial real estate:
Retail properties	42,009	54,021	—	57,556	496
Multi-family	—	—	—	—	—
Office	9,030	12,919	—	1,680	31
Industrial and warehouse	1,720	1,741	—	526	7
Purchased credit-impaired	13,758	55,358	—	36,857	1,925
Other commercial real estate	1,743	1,775	—	4,354	46
Total commercial real estate	68,260	125,814	—	100,973	2,505
Other consumer	—	—	—	—	—
Purchased credit-impaired	52	101	—	—	—

Total other consumer	$52	$101	$—	$—	$—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$54,092	$62,527	$4,171	$50,705	$440
Purchased credit-impaired	21,017	30,676	2,602	22,303	1,164
Other commercial and industrial	171,140	181,000	15,143	148,098	1,036
Total commercial and industrial	246,249	274,203	21,916	221,106	2,640
Commercial real estate: (4)
Retail properties	9,096	11,121	1,190	40,572	363
Multi-family	34,349	37,208	1,593	15,625	170
Office	14,365	17,350	1,177	50,628	563
Industrial and warehouse	9,721	10,550	1,540	7,949	82
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	22,944	28,701	2,614	29,605	354
Total commercial real estate	90,475	104,930	8,114	144,379	1,532
Automobile	31,304	31,878	1,779	30,385	561
Home equity:
Secured by first-lien	52,672	57,224	4,359	146,545	1,584
Secured by junior-lien	196,167	227,733	11,883	170,386	1,985
Total home equity	248,839	284,957	16,242	316,931	3,569
Residential mortgage (6):
Residential mortgage	366,995	408,925	16,811	371,643	3,122
Purchased credit-impaired	1,454	2,189	127	2,040	3
Total residential mortgage	368,449	411,114	16,938	373,683	3,125
Other consumer:
Other consumer	4,640	4,649	176	4,566	62
Purchased credit-impaired	—	—	—	51	118
Total other consumer	$4,640	$4,649	$176	$4,617	$180

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)
At March 31, 2016, $92 million of the $321 million commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $91 million of the $246 million commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)
At March 31, 2016, $30 million of the $65 million commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $35 million of the $90 million commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)
At March 31, 2016, $29 million of the $358 million residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2015, $29 million of the $368 million residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month periods ended March 31, 2016 and 2015, was not significant.
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
Our strategy involving TDR borrowers includes working with these borrowers to allow them time to improve their financial position and remain our customer through refinancing their notes according to market terms and conditions in the future or to refinance elsewhere. A subsequent refinancing or modification of a loan may occur when either the loan matures according to the terms of the TDR-modified agreement or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if it is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation, whereas a continuation of the prior note requires a continuation of the TDR designation. In order for a TDR designation to be removed, the borrower must no longer be experiencing financial difficulties and the terms of the refinanced loan must not represent a concession.
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
Our TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of our concessions for the C&I and CRE portfolios are the extension of the maturity date.
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
The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2016 an 2015:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	March 31, 2016			March 31, 2015
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	1	$17	$(1)	1	$46	$(1)
Amortization or maturity date change	52	36,509	480	46	10,461	(174)
Other	2	223	(17)	3	613	(29)
Total C&I—Owner occupied	55	36,749	462	50	11,120	(204)
C&I—Other commercial and industrial:
Interest rate reduction	—	—	—	1	30	—
Amortization or maturity date change	132	86,149	92	117	80,376	814
Other	6	635	13	5	28,388	(430)
Total C&I—Other commercial and industrial	138	86,784	105	123	108,794	384
CRE—Retail properties:
Interest rate reduction	—	—	—	1	1,657	(11)
Amortization or maturity date change	4	523	(38)	11	4,577	(199)
Other	—	—	—	—	—	—
Total CRE—Retail properties	4	523	(38)	12	6,234	(210)
CRE—Multi family:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	9	22,509	(105)	19	5,045	(1)
Other	—	—	—	—	—	—
Total CRE—Multi family	9	22,509	(105)	19	5,045	(1)
CRE—Office:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	6	8,361	431	5	26,085	(31)
Other	1	139	(19)	—	—	—
Total CRE—Office	7	8,500	412	5	26,085	(31)
CRE—Industrial and warehouse:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	2	372	(879)	1	226	—
Other	—	—	—	—	—	—
Total CRE—Industrial and Warehouse	2	372	(879)	1	226	—
CRE—Other commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	3	2,030	32	7	3,659	10
Other	1	124	35	1	152	—

Total CRE—Other commercial real estate	4	2,154	67	8	3,811	10
Automobile:
Interest rate reduction	4	42	2	13	19	1
Amortization or maturity date change	421	3,901	220	496	3,352	158
Chapter 7 bankruptcy	317	2,562	115	144	1,223	100
Other	—	—	—	—	—	—
Total Automobile	742	6,505	337	653	4,594	259
Residential mortgage:
Interest rate reduction	5	657	(32)	5	476	(4)
Amortization or maturity date change	92	10,759	(577)	123	13,858	(121)
Chapter 7 bankruptcy	17	1,505	70	34	4,176	(124)
Other	—	—	—	6	708	—
Total Residential mortgage	114	12,921	(539)	168	19,218	(249)
First-lien home equity:
Interest rate reduction	12	971	33	10	1,419	26
Amortization or maturity date change	25	2,050	(28)	49	3,611	(303)
Chapter 7 bankruptcy	39	2,866	122	26	1,585	80
Other	—	—	—	—	—	—
Total First-lien home equity	76	5,887	127	85	6,615	(197)
Junior-lien home equity:
Interest rate reduction	8	413	34	4	251	15
Amortization or maturity date change	204	9,840	(1,254)	347	16,507	(2,936)
Chapter 7 bankruptcy	60	731	611	51	775	887
Other	—	—	—	—	—	—
Total Junior-lien home equity	272	10,984	(609)	402	17,533	(2,034)
Other consumer:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	4	555	24	4	95	4
Chapter 7 bankruptcy	7	66	7	2	6	1
Other	—	—	—	—	—	—
Total Other consumer	11	621	31	6	101	5
Total new troubled debt restructurings	1,434	$194,509	$(629)	1,532	$209,376	$(2,268)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Pledged Loans and Leases
At March 31, 2016, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of March 31, 2016, these borrowings and advances are secured by $18.0 billion of loans and securities.

On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance. Huntington assumed debt associated with two securitizations. As of March 31, 2016, the debt is secured by $128 million of leases held by the trusts.

5. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (1 year or less, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$798	$798	$—	$—
After 1 year through 5 years	5,463	5,509	5,457	5,472
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total U.S. Treasury	6,261	6,307	5,457	5,472
Federal agencies: mortgage-backed securities:
1 year or less	51,065	50,983	51,146	51,050
After 1 year through 5 years	104,732	106,924	111,655	113,393
After 5 years through 10 years	241,927	247,936	254,397	257,765
After 10 years	4,371,145	4,436,149	4,088,120	4,099,480
Total Federal agencies: mortgage-backed securities	4,768,869	4,841,992	4,505,318	4,521,688
Other agencies:
1 year or less	2,202	2,242	801	805
After 1 year through 5 years	8,146	8,549	9,101	9,395
After 5 years through 10 years	101,107	103,705	105,174	105,713
After 10 years	—	—	—	—
Total other agencies	111,455	114,496	115,076	115,913
Total U.S. Treasury, Federal agency, and other agency securities	4,886,585	4,962,795	4,625,851	4,643,073
Municipal securities:
1 year or less	285,763	275,832	281,644	280,823
After 1 year through 5 years	587,570	592,057	587,664	587,345
After 5 years through 10 years	1,164,206	1,171,111	1,053,502	1,048,550
After 10 years	557,927	594,756	509,133	539,678
Total municipal securities	2,595,466	2,633,756	2,431,943	2,456,396
Asset-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	150,053	149,844	110,115	109,300
After 5 years through 10 years	88,267	89,019	128,342	128,208
After 10 years	641,296	598,511	662,602	623,905
Total asset-backed securities	879,616	837,374	901,059	861,413
Corporate debt:
1 year or less	29,307	29,919	300	302
After 1 year through 5 years	346,591	353,571	356,513	360,653
After 5 years through 10 years	152,382	153,171	107,394	105,522

After 10 years	—	—	—	—
Total corporate debt	528,280	536,661	464,207	466,477
Other:
1 year or less	—	—	—	—
After 1 year through 5 years	3,950	3,931	3,950	3,898
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Non-marketable equity securities	333,460	333,460	332,786	332,786
Mutual funds	10,506	10,506	10,604	10,604
Marketable equity securities	524	898	523	794
Total other	348,440	348,795	347,863	348,082
Total available-for-sale and other securities	$9,238,387	$9,319,381	$8,770,923	$8,775,441
Non-marketable equity securities at March 31, 2016 and December 31, 2015 include $157 million of stock issued by the FHLB of Cincinnati and $176 million of Federal Reserve Bank stock. Non-marketable equity securities are recorded at amortized cost.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at March 31, 2016 and December 31, 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2016
U.S. Treasury	$6,261	$46	$—	$6,307
Federal agencies:
Mortgage-backed securities	4,768,869	74,186	(1,063)	4,841,992
Other agencies	111,455	3,041	—	114,496
Total U.S. Treasury, Federal agency securities	4,886,585	77,273	(1,063)	4,962,795
Municipal securities	2,595,466	72,956	(34,666)	2,633,756
Asset-backed securities	879,616	1,724	(43,966)	837,374
Corporate debt	528,280	8,495	(114)	536,661
Other securities	348,440	375	(20)	348,795
Total available-for-sale and other securities	$9,238,387	$160,823	$(79,829)	$9,319,381

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
U.S. Treasury	$5,457	$15	$—	$5,472
Federal agencies:
Mortgage-backed securities	4,505,318	30,078	(13,708)	4,521,688
Other agencies	115,076	888	(51)	115,913
Total U.S. Treasury, Federal agency securities	4,625,851	30,981	(13,759)	4,643,073
Municipal securities	2,431,943	51,558	(27,105)	2,456,396
Asset-backed securities	901,059	535	(40,181)	861,413
Corporate debt	464,207	4,824	(2,554)	466,477
Other securities	347,863	271	(52)	348,082
Total available-for-sale and other securities	$8,770,923	$88,169	$(83,651)	$8,775,441

At March 31, 2016, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $2.9 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at March 31, 2016.
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2016 and December 31, 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Federal agencies:
Mortgage-backed securities	$266,950	$(709)	$61,611	$(354)	$328,561	$(1,063)
Other agencies	—	—	—	—	—	—
Total Federal agency securities	266,950	(709)	61,611	(354)	328,561	(1,063)
Municipal securities	521,994	(19,927)	208,458	(14,739)	730,452	(34,666)
Asset-backed securities	305,927	(5,319)	173,013	(38,647)	478,940	(43,966)
Corporate debt	17,333	(35)	10,217	(79)	27,550	(114)
Other securities			2,280	(20)	2,280	(20)
Total temporarily impaired securities	$1,112,204	$(25,990)	$455,579	$(53,839)	$1,567,783	$(79,829)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$1,658,516	$(11,341)	$84,147	$(2,367)	$1,742,663	$(13,708)
Other agencies	37,982	(51)	—	—	37,982	(51)
Total Federal agency securities	1,696,498	(11,392)	84,147	(2,367)	1,780,645	(13,759)
Municipal securities	570,916	(15,992)	248,204	(11,113)	819,120	(27,105)
Asset-backed securities	552,275	(5,791)	207,639	(34,390)	759,914	(40,181)
Corporate debt	167,144	(1,673)	21,965	(881)	189,109	(2,554)
Other securities	772	(28)	1,476	(24)	2,248	(52)
Total temporarily impaired securities	$2,987,605	$(34,876)	$563,431	$(48,775)	$3,551,036	$(83,651)
There were no realized securities gains or losses for the three-month periods ended March 31, 2016 and 2015.

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
Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. Many collateral issuers have the option of deferring interest payments on their debt for up to five years. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current / near-term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).
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
On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2016, we had investments in eight different pools of trust preferred securities. Seven of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool that was not included on the list and believe that it is more likely than not that we will be able to hold the ICONS security to recovery under the final Volcker Rule regulations.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at March 31, 2016. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.
Collateralized Debt Obligation Data
March 31, 2016
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
Alesco II	$41,646	$27,794	$23,447	$(4,347)	C	30/36	15%	6%	5%
ICONS	19,214	19,214	15,131	(4,083)	BB	19/21	7	14	51
MM Comm III	4,684	4,475	3,545	(930)	BB	5/8	5	7	33
Pre TSL IX	5,000	3,955	2,963	(992)	C	27/38	18	10	7
Pre TSL XI	25,000	20,020	14,288	(5,732)	C	43/55	16	8	11
Pre TSL XIII	27,530	19,588	15,505	(4,083)	C	46/56	10	11	24
Reg Diversified (1)	25,500	5,104	1,762	(3,342)	D	22/38	33	7	—
Tropic III	31,000	31,000	17,689	(13,311)	CCC+	30/40	19	8	39
Total at March 31, 2016	$179,574	$131,150	$94,330	$(36,820)
Total at December 31, 2015	$179,574	$131,911	$100,338	$(31,654)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	The majority of securities have been in a continuous loss position for 12 months or longer.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

For the three-month periods ended March 31, 2016 and 2015, there were no OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

6. HELD-TO-MATURITY SECURITIES
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
Listed below are the contractual maturities (1 year or less, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	45,210	45,848	25,909	25,227
After 10 years	5,290,743	5,375,859	5,506,592	5,484,407
Total Federal agencies: mortgage-backed securities	5,335,953	5,421,707	5,532,501	5,509,634
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	274,849	279,716	283,960	284,907
After 10 years	328,593	334,055	336,092	334,004
Total other agencies	603,442	613,771	620,052	618,911
Total U.S. Government backed agencies	5,939,395	6,035,478	6,152,553	6,128,545
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	6,749	6,765	7,037	6,913
Total municipal securities	6,749	6,765	7,037	6,913
Total held-to-maturity securities	$5,946,144	$6,042,243	$6,159,590	$6,135,458
The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at March 31, 2016 and December 31, 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2016
Federal agencies:
Mortgage-backed securities	$5,335,953	$89,932	$(4,178)	$5,421,707
Other agencies	603,442	10,329	—	613,771
Total U.S. Government backed agencies	5,939,395	100,261	(4,178)	6,035,478
Municipal securities	6,749	16	—	6,765
Total held-to-maturity securities	$5,946,144	$100,277	$(4,178)	$6,042,243

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
Federal agencies:
Mortgage-backed securities	$5,532,501	$14,637	$(37,504)	$5,509,634
Other agencies	620,052	1,645	(2,786)	618,911
Total U.S. Government backed agencies	6,152,553	16,282	(40,290)	6,128,545
Municipal securities	7,037	—	(124)	6,913
Total held-to-maturity securities	$6,159,590	$16,282	$(40,414)	$6,135,458
The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2016 and December 31, 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Federal agencies:
Mortgage-backed securities	$231,302	$(1,252)	$273,252	$(2,926)	$504,554	$(4,178)
Other agencies	—	—	—	—	—	—
Total U.S. Government backed securities	231,302	(1,252)	273,252	(2,926)	504,554	(4,178)
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$231,302	$(1,252)	$273,252	$(2,926)	$504,554	$(4,178)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$3,692,890	$(25,418)	$519,872	$(12,086)	$4,212,762	$(37,504)
Other agencies	425,410	(2,689)	6,647	(97)	432,057	(2,786)
Total U.S. Government backed securities	4,118,300	(28,107)	526,519	(12,183)	4,644,819	(40,290)
Municipal securities	—	—	6,913	(124)	6,913	(124)
Total temporarily impaired securities	$4,118,300	$(28,107)	$533,432	$(12,307)	$4,651,732	$(40,414)
Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of March 31, 2016, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Residential mortgage loans sold with servicing retained	$632,466	$630,683
Pretax gains resulting from above loan sales (1)	14,113	14,862

(1)	Recorded in mortgage banking income.
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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month periods ended March 31, 2016 and 2015:

Fair Value Method:	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Fair value, beginning of period	$17,585	$22,786
Change in fair value during the period due to:
Time decay (1)	(273)	(339)
Payoffs (2)	(504)	(818)
Changes in valuation inputs or assumptions (3)	(1,989)	(1,174)
Fair value, end of period:	$14,819	$20,455
Weighted-average life (years)	5.2	4.7

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Carrying value, beginning of period	$143,133	$132,813
New servicing assets created	6,109	6,454
Servicing assets acquired	—	—
Impairment (charge) / recovery	(16,340)	(7,990)
Amortization and other	(5,627)	(5,823)
Carrying value, end of period	$127,275	$125,454
Fair value, end of period	$127,516	$125,691
Weighted-average life (years)	6.5	5.7
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2016 and December 31, 2015, to changes in these assumptions follows:

	March 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.30%	$(628)	$(1,212)	14.70%	$(864)	$(1,653)
Spread over forward interest rate swap rates	549 bps	(483)	(935)	539 bps	(559)	(1,083)
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2016 and December 31, 2015, to changes in these assumptions follows:

	March 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	9.60%	$(4,207)	$(8,140)	11.10%	$(5,543)	$(10,648)
Spread over forward interest rate swap rates	1,206 bps	(3,800)	(7,370)	875 bps	(4,662)	(9,017)
Total servicing, late and other ancillary fees included in mortgage banking income amounted to $12 million and $12 million for the three-month periods ended March 31, 2016 and 2015, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $16.2 billion and $16.2 billion at March 31, 2016 and December 31, 2015, respectively.
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

Changes in the carrying value of automobile loan servicing rights for the three-month periods ended March 31, 2016 and 2015, and the fair value at the end of each period were as follows:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Carrying value, beginning of period	$8,771	$6,898
New servicing assets created	—	—
Amortization and other	(1,742)	(1,835)
Carrying value, end of period	$7,029	$5,063
Fair value, end of period	$7,250	$5,155
Weighted-average life (years)	3.3	2.4
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at March 31, 2016 and December 31, 2015 follows:

	March 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	18.56%	$(450)	$(730)	18.36%	$(500)	$(895)
Spread over forward interest rate swap rates	500 bps	(6)	(12)	500 bps	(10)	(19)
Servicing income amounted to $3 million and $3 million for the three-month periods ending March 31, 2016, and 2015, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.6 billion and $0.9 billion at March 31, 2016 and December 31, 2015, respectively.
Small Business Association (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
SBA loans sold with servicing retained	$45,889	$42,401
Pretax gains resulting from above loan sales (1)	3,521	3,574

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the three-month periods ended March 31, 2016 and 2015, and the fair value at the end of each period were as follows:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Carrying value, beginning of period	$19,747	$18,536
New servicing assets created	1,511	1,457
Amortization and other	(1,733)	(2,046)
Carrying value, end of period	$19,525	$17,947
Fair value, end of period	$23,048	$19,436
Weighted-average life (years)	3.3	3.3

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at March 31, 2016 and December 31, 2015 follows:

	March 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.50%	$(319)	$(632)	7.60%	$(313)	$(622)
Discount rate	15.00	(618)	(1,210)	15.00	(610)	(1,194)
Servicing income amounted to $2 million and $2 million for the three-month periods ending March 31, 2016, and 2015, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.1 billion and $1.0 billion at March 31, 2016 and December 31, 2015, respectively.
8. LONG-TERM DEBT
In March 2016, Huntington issued $1.0 billion of senior notes at 99.803% of face value. The senior notes mature on March 14, 2021 and have a fixed coupon rate of 3.15%. Debt issuance costs of $6 million related to the note are reported on the balance sheet as a direct deduction from the face amount of the note.

9. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month periods ended March 31, 2016 and 2015, were as follows:

	Three months ended March 31, 2016
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(3,634)	$1,285	$(2,349)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	80,468	(28,685)	51,783
Less: Reclassification adjustment for net losses (gains) included in net income	(464)	164	(300)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	76,370	(27,236)	49,134
Net change in unrealized holding gains (losses) on available-for-sale equity securities	104	(36)	68
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	14,229	(4,980)	9,249
Less: Reclassification adjustment for net (gains) losses included in net income	(644)	224	(420)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	13,585	(4,756)	8,829
Net change in pension and other post-retirement obligations	1,293	(452)	841
Total other comprehensive income (loss)	$91,352	$(32,480)	$58,872

	Three months ended March 31, 2015
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$5,245	$(1,855)	$3,390
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	60,503	(21,477)	39,026
Less: Reclassification adjustment for net losses (gains) included in net income	(121)	42	(79)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	65,627	(23,290)	42,337
Net change in unrealized holding gains (losses) on available-for-sale equity securities	9	(3)	6
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	28,144	(9,850)	18,294
Less: Reclassification adjustment for net (gains) losses included in net income	(123)	43	(80)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	28,021	(9,807)	18,214
Net change in pension and other post-retirement obligations	1,389	(486)	903
Total other comprehensive income (loss)	$95,046	$(33,586)	$61,460
The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2016 and 2015:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)
Other comprehensive income before reclassifications	42,416	6	18,294	—	60,716
Amounts reclassified from accumulated OCI to earnings	(79)	—	(80)	903	744
Period change	42,337	6	18,214	903	61,460
March 31, 2015	$57,474	$490	$5,981	$(224,777)	$(160,832)
December 31, 2015	$8,361	$176	$(3,948)	$(230,747)	$(226,158)
Other comprehensive income before reclassifications	49,434	68	9,249	—	58,751
Amounts reclassified from accumulated OCI to earnings	(300)	—	(420)	841	121
Period change	49,134	68	8,829	841	58,872
March 31, 2016	$57,495	$244	$4,881	$(229,906)	$(167,286)

(1)
Amount at March 31, 2016 and December 31, 2015 include $8 million and $9 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three month periods ended March 31, 2016 and 2015:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three months ended
(dollar amounts in thousands)	March 31, 2016	March 31, 2015
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$464	$121	Interest income - held-to-maturity securities - taxable
Total before tax	464	121
Tax (expense) benefit	(164)	(42)
Net of tax	$300	$79
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$645	$133	Interest income - loans and leases
Interest rate contracts	(1)	(10)	Noninterest income - other income
Total before tax	644	123
Tax (expense) benefit	(224)	(43)
Net of tax	$420	$80
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,785)	$(1,881)	Noninterest expense - personnel costs
Prior service credit	492	492	Noninterest expense - personnel costs
Total before tax	(1,293)	(1,389)
Tax (expense) benefit	452	486
Net of tax	$(841)	$(903)
10. SHAREHOLDERS’ EQUITY
Preferred D Stock issued and outstanding
During the 2016 first quarter, Huntington issued $400 million of preferred stock. As part of this transaction, Huntington issued 16,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 6.250% Series D Non-Cumulative Perpetual Preferred Stock (Preferred D Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred D Stock (including dividend, voting, redemption and liquidation rights). Costs of $14 million related to the issuance of the Preferred D Stock are reported as a direct deduction from the face amount of the stock.
Dividends on the Preferred D Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by our board of directors or a duly authorized committee of our board and declared by us, at an annual rate of 6.25% per year on the liquidation preference of $1,000 per share, equivalent to $25 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on July 15, 2016, or the next business day if any such day is not a business day.
The Preferred D Stock is perpetual and has no maturity date. Huntington may redeem the Preferred D Stock at our option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2021 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends and, in the case of a redemption following a regulatory capital treatment event, the pro rated portion of dividends, whether or not declared, for the dividend period in which such redemption occurs. If Huntington redeems the Preferred D Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred D Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred D Stock or the depositary shares. Any redemption of the Preferred D Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.

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
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and FirstMerit Corporation. As a result, Huntington no longer has the intent and did not repurchase any shares under the current authorization during the 2016 first quarter.
2014 Share Repurchase Program
During the three months ended March 31, 2015, Huntington repurchased a total of 4.9 million shares of common stock at a weighted average share price of $10.45, which completed our previous authorization.

11. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for three-month periods ended March 31, 2016 and 2015, was as follows:

	Three months ended March 31,
(dollar amounts in thousands, except per share amounts)	2016	2015
Basic earnings per common share:
Net income	$171,314	$165,854
Preferred stock dividends	(7,998)	(7,965)
Net income available to common shareholders	$163,316	$157,889
Average common shares issued and outstanding	795,755	809,778
Basic earnings per common share	$0.21	$0.19
Diluted earnings per common share:
Net income available to common shareholders	$163,316	$157,889
Effect of assumed preferred stock conversion	—	—
Net income applicable to diluted earnings per share	$163,316	$157,889
Average common shares issued and outstanding	795,755	809,778
Dilutive potential common shares:
Stock options and restricted stock units and awards	10,385	12,126
Shares held in deferred compensation plans	2,075	1,706
Other	134	199
Dilutive potential common shares:	12,594	14,031
Total diluted average common shares issued and outstanding	808,349	823,809
Diluted earnings per common share	$0.20	$0.19

For the three-month periods ended March 31, 2016 and 2015, approximately 3.5 million and 1.6 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.
12. BENEFIT PLANS
Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2016. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013.
In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For additional information on benefit plans, see the Benefit Plan footnote in our 2015 Form 10-K.
On January 1, 2015, Huntington terminated the Company sponsored retiree health care plan for Medicare eligible retirees and their dependents. Instead, Huntington partnered with a third party to assist the retirees and their dependents in selecting individual policies from a variety of carriers on a private exchange. This plan amendment resulted in a measurement of the liability at the approval date. The result of the measurement was a $5 million reduction of the liability and increase in accumulated other comprehensive income during the 2014 third quarter. It also resulted in a reduction of expense over the estimated life of plan participants.
The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three months ended March 31,		Three months ended March 31,
(dollar amounts in thousands)	2016	2015	2016	2015
Service cost (1)	$1,025	$457	$—	$—
Interest cost	6,748	7,985	55	141
Expected return on plan assets	(10,223)	(11,043)	—	—
Amortization of prior service credit	—	—	(492)	(492)
Amortization of gain (loss)	1,864	1,982	(72)	(116)
Settlements	3,400	2,550	—	—
Benefit expense	$2,814	$1,931	$(509)	$(467)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2015 and 2016 service cost represents only administrative expenses.
The Bank, as trustee, held all Plan assets at March 31, 2016 and December 31, 2015. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	March 31, 2016		December 31, 2015
Cash equivalents:
Federated-money market	$7,878	2%	$15,590	3%
Fixed income:
Corporate obligations	212,386	35	205,081	34
U.S. government obligations	62,909	10	64,456	11
Mutual funds-fixed income	30,773	5	32,874	6
U.S. government agencies	7,454	1	6,979	1
Equities:
Mutual funds-equities	134,081	22	136,026	23
Common stock	135,222	23	120,046	20
Exchange traded funds	6,554	1	6,530	1
Limited partnerships	7,329	1	6,635	1
Fair value of plan assets	$604,586	100%	$594,217	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At March 31, 2016, equities and money market funds are classified as Level 1; mutual funds-fixed income, corporate obligations, U.S. government obligations, and U.S. government agencies are classified as Level 2; and limited partnerships are classified as Level 3.
In general, investments of the Plan are exposed to various risks such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At March 31, 2016, Plan assets were invested 47% in equity investments, 51% in bonds, and 2% in cash with an average duration of 12.5 years on bond investments. The estimated life of benefit obligations was 11.9 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.
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
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan. For 2015, a discretionary profit-sharing contribution equal to 1% of eligible participants’ 2015 base pay was awarded during the 2016 first quarter.
The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
SERP & SRIP	$714	$578
Defined contribution plan	7,920	7,445
Benefit cost	$8,634	$8,023

13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 17 “Fair Value of Assets and Liabilities” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month period ended March 31, 2016 and 2015.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$364,967	$—	$—	$364,967
Loans held for investment	—	38,113	—	—	38,113
Trading account securities:
Municipal securities	—	9,752	—	—	9,752
Other securities	35,539	633	—	—	36,172
	35,539	10,385	—	—	45,924
Available-for-sale and other securities:
U.S. Treasury securities	6,307	—	—	—	6,307
Federal agencies: Mortgage-backed	—	4,841,992	—	—	4,841,992
Federal agencies: Other agencies	—	114,496	—	—	114,496
Municipal securities	—	352,013	2,281,743	—	2,633,756
Asset-backed securities	—	743,045	94,329	—	837,374
Corporate debt	—	536,661	—	—	536,661
Other securities	11,404	3,931	—	—	15,335
	17,711	6,592,138	2,376,072	—	8,985,921
Automobile loans	—	—	1,216	—	1,216
MSRs	—	—	14,819	—	14,819
Derivative assets	—	566,637	11,082	(219,347)	358,372
Liabilities
Derivative liabilities	—	338,164	735	(201,418)	137,481
Short-term borrowings	—	624	—	—	624

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$337,577	$—	$—	$337,577
Loans held for investment	—	32,889	—	—	32,889
Trading account securities:
Municipal securities	—	4,159	—	—	4,159
Other securities	32,475	363	—	—	32,838
	32,475	4,522	—	—	36,997
Available-for-sale and other securities:
U.S. Treasury securities	5,472	—	—	—	5,472
Federal agencies: Mortgage-backed	—	4,521,688	—	—	4,521,688
Federal agencies: Other agencies	—	115,913	—	—	115,913
Municipal securities	—	360,845	2,095,551	—	2,456,396
Asset-backed securities	—	761,076	100,337	—	861,413
Corporate debt	—	466,477	—	—	466,477
Other securities	11,397	3,899	—	—	15,296
	16,869	6,229,898	2,195,888	—	8,442,655
Automobile loans	—	—	1,748	—	1,748
MSRs	—	—	17,585	—	17,585
Derivative assets	—	429,448	6,721	(161,297)	274,872
Liabilities
Derivative liabilities	—	287,994	665	(144,309)	144,350
Short-term borrowings	—	1,770	—	—	1,770

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2016 and 2015, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three months ended March 31, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Automobile loans
Opening balance	$17,585	$6,056	$2,095,551	$100,337	$1,748
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(915)	—	—	—
Total gains/losses for the period:
Included in earnings	(2,766)	5,206	—	—	—
Included in OCI	—	—	11,840	(5,168)	—
Purchases/originations	—	—	237,450	—	—
Sales	—	—	—	—	—
Repayments	—	—	—	—	(532)
Issues	—	—	—	—	—
Settlements	—	—	(63,098)	(840)	—
Closing balance	$14,819	$10,347	$2,281,743	$94,329	$1,216
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,766)	$5,306	$—	$—	$—
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
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2016 and 2015:

	Level 3 Fair Value Measurements Three months ended March 31, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(2,766)	$5,206	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	—	—	—
Noninterest income	—	—	—	—	—	—
Total	$(2,766)	$5,206	$—	$—	$—	$—

	Level 3 Fair Value Measurements Three months ended March 31, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(2,331)	$5,001	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	16	—	(213)
Noninterest income	—	—	—	—	—	—
Total	$(2,331)	$5,001	$—	$16	$—	$(213)
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2016			December 31, 2015
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$364,967	$348,302	$16,665	$337,577	$326,802	$10,775
Loans held for investment	38,113	38,811	(698)	32,889	33,637	(748)
Automobile loans	1,216	1,216	—	1,748	1,748	—
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month periods ended March 31, 2016 and 2015:

	Net gains (losses) from fair value changes
	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Assets
Loans held for sale	$4,649	$1,001
Automobile loans	—	(213)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Assets
Automobile loans	$90	$66
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

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three months ended March 31, 2016
MSRs	$125,957	$—	$—	$125,957	$(16,340)
Impaired loans	68,726	—	—	68,726	1,417
Other real estate owned	26,132	—	—	26,132	(505)
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
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of March 31, 2016.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2016 and December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2016
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$14,819	Discounted cash flow	Constant prepayment rate	7.0% - 26.5% (12.3%)
			Spread over forward interest rate swap rates	3.0% - 9.2% (5.5%)
Derivative assets	11,082	Consensus Pricing	Net market price	-2.5% - 22.1% (2.3%)
Derivative liabilities	735		Estimated Pull through %	7.9% - 99.8% (79.4%)
Municipal securities	2,281,743	Discounted cash flow	Discount rate	0.6% - 7.8% (3.5%)
			Cumulative default	0.1% - 56.0% (2.9%)
			Loss given default	5.0% - 80.0% (21.8%)
Asset-backed securities	94,329	Discounted cash flow	Discount rate	4.9% - 11.4% (6.5%)
			Cumulative prepayment rate	0.0% - 100% (9.6%)
			Cumulative default	1.5% - 100% (11.1%)
			Loss given default	85% - 100% (96.7%)
			Cure given deferral	0.0% - 75.0% (36.5%)
Automobile loans	1,216	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	68,726	Appraisal value	NA	NA
Other real estate owned	26,132	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$17,585	Discounted cash flow	Constant prepayment rate	7.9% - 25.7% (14.7%)
			Spread over forward interest rate swap rates	3.3% - 9.2% (5.4%)
Derivative assets	6,721	Consensus Pricing	Net market price	-3.2% - 20.9% (1.9%)
Derivative liabilities	665		Estimated Pull through %	11.9% - 99.8% (76.7%)
Municipal securities	2,095,551	Discounted cash flow	Discount rate	0.3% - 7.2% (3.1%)
			Cumulative default	0.1% - 50.0% (2.1%)
			Loss given default	5.0% - 80.0% (20.5%)
Asset-backed securities	100,337	Discounted cash flow	Discount rate	4.6% - 10.9% (6.2%)
			Cumulative prepayment rate	0.0% - 100.% (9.6%)
			Cumulative default	1.6% - 100% (11.1%)
			Loss given default	85% - 100% (96.6%)
			Cure given deferral	0.0% - 75.0% (36.8%)
Automobile loans	1,748	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	62,029	Appraisal value	NA	NA
Other real estate owned	27,342	Appraisal value	NA	NA
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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$882,916	$882,916	$898,994	$898,994
Trading account securities	45,924	45,924	36,997	36,997
Loans held for sale	567,165	570,609	474,621	484,511
Available-for-sale and other securities	9,319,381	9,319,381	8,775,441	8,775,441
Held-to-maturity securities	5,946,144	6,042,243	6,159,590	6,135,458
Net loans and direct financing leases	50,925,640	49,897,026	49,743,256	48,024,998
Derivatives	358,372	358,372	274,872	274,872
Financial Liabilities
Deposits	55,628,842	55,641,189	55,294,979	55,299,435
Short-term borrowings	471,375	471,375	615,279	615,279
Long-term debt	7,935,412	7,928,482	7,067,614	7,043,014
Derivatives	137,481	137,481	144,350	144,350
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at March 31, 2016 and December 31, 2015:

	Estimated Fair Value Measurements at Reporting Date Using			March 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$6,042,243	$—	$6,042,243
Net loans and direct financing leases	—	—	49,897,026	49,897,026
Financial Liabilities
Deposits	—	52,544,042	3,097,147	55,641,189
Short-term borrowings	—	624	470,751	471,375
Long-term debt	—	—	7,928,482	7,928,482

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$6,135,458	$—	$6,135,458
Net loans and direct financing leases	—	—	48,024,998	48,024,998
Financial Liabilities
Deposits	—	51,869,105	3,430,330	55,299,435
Short-term borrowings	—	1,770	613,509	615,279
Long-term debt	—	—	7,043,014	7,043,014
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
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2016, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands )	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$5,550,000	$5,550,000
Deposits	—	—	—
Subordinated notes	450,000	—	450,000
Long-term debt	6,375,000	—	6,375,000
Total notional value at March 31, 2016	$6,825,000	$5,550,000	$12,375,000

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2016:

				Weighted-Average Rate
(dollar amounts in thousands )	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$5,550,000	0.9	$10,925	0.91%	0.57%
Total asset conversion swaps	5,550,000	0.9	10,925	0.91	0.57
Liability conversion swaps
Receive fixed—generic	6,825,000	2.8	141,755	1.50	0.63
Total liability conversion swaps	6,825,000	2.8	141,755	1.50	0.63
Total swap portfolio at March 31, 2016	$12,375,000	2	$152,680	1.24%	0.60%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. For the three-month periods ended March 31, 2016, and 2015, the net amounts resulted in an increase to net interest income of $21 million and $25 million, respectively.
The following table presents the fair values at March 31, 2016 and December 31, 2015 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:
Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	March 31, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$152,882	$80,513
Interest rate contracts not designated as hedging instruments	283,037	190,846
Foreign exchange contracts not designated as hedging instruments	38,635	37,727
Commodities contracts not designated as hedging instruments	91,901	117,894
Total contracts	$566,455	$426,980
Liability derivatives included in accrued expenses and other liabilities:

(dollar amounts in thousands)	March 31, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$202	$15,215
Interest rate contracts not designated as hedging instruments	206,512	121,815
Foreign exchange contracts not designated as hedging instruments	39,756	35,283
Commodities contracts not designated as hedging instruments	88,659	114,887
Total contracts	$335,129	$287,200
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2016, and 2015:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(82)	$(213)
Change in fair value of hedged deposits (1)	72	214
Change in fair value of interest rate swaps hedging subordinated notes (2)	6,804	3,231
Change in fair value of hedged subordinated notes (2)	(6,804)	(3,231)
Change in fair value of interest rate swaps hedging other long-term debt (2)	61,032	20,025
Change in fair value of hedged other long-term debt (2)	(59,786)	(19,645)

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three months ended March 31,			Three months ended March 31,
(dollar amounts in thousands)	2016	2015		2016	2015
Interest rate contracts
Loans	$9,249	$18,294	Interest and fee income - loans and leases	$(645)	$(133)
Investment Securities	—	—	Noninterest income - other income	1	10
Total	$9,249	$18,294		$(644)	$(123)
Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $5 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.
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
The following table presents the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$421	$(163)
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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

(dollar amounts in thousands)	March 31, 2016	December 31, 2015
Derivative assets:
Interest rate lock agreements	$11,082	$6,721
Forward trades and options	183	2,468
Total derivative assets	11,265	9,189
Derivative liabilities:
Interest rate lock agreements	(190)	(220)
Forward trades and options	(3,580)	(1,239)
Total derivative liabilities	(3,770)	(1,459)
Net derivative asset (liability)	$7,495	$7,730

MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at March 31, 2016 and December 31, 2015, was $0.2 billion and $0.5 billion, respectively. The total notional amount at March 31, 2016, corresponds to trading assets with a fair value of $6 million and trading liabilities with a fair value of less than $1 million. Net trading gains and (losses) related to MSR hedging for the three-month periods ended March 31, 2016 and 2015, were $12 million and $5 million. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at March 31, 2016 and December 31, 2015, were $69 million and $76 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $14.8 billion and $14.6 billion at March 31, 2016 and December 31, 2015, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $306 million and $224 million at the same dates, respectively.
Risk Participation Agreements

Huntington periodically enters into risk participation agreement in order to manage credit risk of its derivative positions. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. Huntington can mitigate exposure to certain counterparties or take on exposure to generate additional income. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $356 million and $344 million at March 31, 2016 and December 31, 2015, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The amount Huntington will have to pay if all counterparties defaulted on their swap contracts is the fair value of these risk participations, which was $9 million and $6 million at March 31, 2016 and December 31, 2015, respectively. These contracts mature between 2015 and 2043 and are deemed investment grade.
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
At March 31, 2016 and December 31, 2015, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $21 million and $15 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At March 31, 2016, Huntington pledged $110 million of investment securities and cash collateral to counterparties, while other counterparties pledged $108 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:
Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
March 31, 2016	Derivatives	$577,719	$(219,347)	$358,372	$(44,784)	$(2,603)	$310,985
December 31, 2015	Derivatives	436,169	(161,297)	274,872	(39,305)	(3,462)	232,105
Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
March 31, 2016	Derivatives	$338,899	$(201,418)	$137,481	$(66,571)	$(582)	$70,329
December 31, 2015	Derivatives	288,659	(144,309)	144,350	(62,460)	(20)	81,870

15. VIEs
Consolidated VIEs
Consolidated VIEs at March 31, 2016, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of Huntington Technology Finance. During the 2016 first quarter, Huntington canceled the Series 2012A Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,560	$—	$1,560
Loans and leases	128,138	—	128,138
Allowance for loan and lease losses	—	—	—
Net loans and leases	128,138	—	128,138
Accrued income and other assets	—	222	222
Total assets	$129,698	$222	$129,920
Liabilities:
Other long-term debt	$104,199	$—	$104,199
Accrued interest and other liabilities	—	222	222
Total liabilities	104,199	222	104,421
Equity:
Beneficial Interest owned by third party	25,499	—	25,499
Total liabilities and equity	$129,698	$222	$129,920

	December 31, 2015
	Huntington Technology Funding Trust		Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2012A	Series 2014A
Assets:
Cash	$1,377	$1,561	$—	$2,938
Loans and leases	32,180	152,331	—	184,511
Allowance for loan and lease losses	—	—	—	—
Net loans and leases	32,180	152,331	—	184,511
Accrued income and other assets	—	—	229	229
Total assets	$33,557	$153,892	$229	$187,678
Liabilities:
Other long-term debt	$27,153	$123,577	$—	$150,730
Accrued interest and other liabilities	—	—	229	229
Total liabilities	27,153	123,577	229	150,959
Equity:
Beneficial Interest owned by third party	6,404	30,315	—	36,719
Total liabilities and equity	$33,557	$153,892	$229	$187,678
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2016, and December 31, 2015:

	March 31, 2016
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$6,453	$—	$6,453
2012-2 Automobile Trust	422	—	422
Trust Preferred Securities	13,919	317,114	—
Low Income Housing Tax Credit Partnerships	413,026	186,651	413,026
Other Investments	62,235	24,926	62,235
Total	$496,055	$528,691	$482,136

	December 31, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$7,695	$—	$7,695
2012-1 Automobile Trust	94	—	94
2012-2 Automobile Trust	771	—	771
Trust Preferred Securities	13,919	317,106	—
Low Income Housing Tax Credit Partnerships	425,500	196,001	425,500
Other Investments	68,746	25,762	68,746
Total	$516,725	$538,869	$502,806
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
During the 2016 first quarter, Huntington canceled the 2012-1 Automobile Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
TRUST PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at March 31, 2016 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.32%	(2)	$111,816	$6,186
Huntington Capital II	1.26	(3)	54,593	3,093
Sky Financial Capital Trust III	2.03	(4)	72,165	2,165
Sky Financial Capital Trust IV	2.01	(4)	74,320	2,320
Camco Financial Trust	3.07	(5)	4,220	155
Total			$317,114	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at March 31, 2016, based on three month LIBOR +0.70%.

(3)	Variable effective rate at March 31, 2016, based on three month LIBOR +0.625%.

(4)	Variable effective rate at March 31, 2016, based on three month LIBOR +1.40%.

(5)	Variable effective rate (including impact of purchase accounting accretion) at March 31, 2016, based on three month LIBOR +1.33%.
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
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment gains/losses related to these investments are included in noninterest-income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2016 and December 31, 2015:

(dollar amounts in thousands)	March 31, 2016	December 31, 2015
Affordable housing tax credit investments	$674,221	$674,157
Less: amortization	(261,195)	(248,657)
Net affordable housing tax credit investments	$413,026	$425,500
Unfunded commitments	$186,651	$196,001
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
(dollar amounts in thousands)	2016	2015
Tax credits and other tax benefits recognized	$18,285	$15,747
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	12,407	11,074
Equity method
Tax credit investment (gains) losses included in non-interest income	132	147
Huntington recognized immaterial impairment losses on tax credit investments during the three-month periods ended March 31, 2016 and 2015. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
OTHER INVESTMENTS
Other investments determined to be VIE’s include investments in Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2016 and December 31, 2015, were as follows:

(dollar amounts in thousands)	March 31, 2016	December 31, 2015
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$11,052,384	$11,448,927
Consumer	8,872,015	8,574,093
Commercial real estate	888,967	813,271
Standby letters-of-credit	509,910	511,706
Commercial letters-of-credit	15,724	56,119
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $7 million and $7 million at March 31, 2016 and December 31, 2015, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2016, Huntington had $510 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $510 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of March 31, 2016, approximately $148 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $360 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and $2 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments. As of March 31, 2016, Huntington had $16 million of commercial letters-of-credit outstanding.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At March 31, 2016 and December 31, 2015, Huntington had commitments to sell residential real estate loans of $826 million and $659 million, respectively. These contracts mature in less than one year .
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $60 million at March 31, 2016. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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
Cyberco Litigation. Huntington has been named a defendant in two lawsuits, arising from Huntington’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the Internal Revenue Service raided Cyberco’s facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including Huntington, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions when, in fact, no computer equipment was ever purchased or leased from Teleservices, which later proved to be a shell corporation.
Cyberco filed a Chapter 7 bankruptcy petition on December 9, 2004, and a state court receiver for Teleservices then filed a Chapter 7 bankruptcy petition for Teleservices on January 21, 2005. In an adversary proceeding commenced against Huntington on December 8, 2006, the Cyberco bankruptcy trustee sought recovery of over $70 million he alleged was transferred to Huntington. The Cyberco bankruptcy trustee also alleged preferential transfers were made to Huntington in the amount of approximately $1 million. Huntington moved to dismiss the complaint and all but the preference claims were dismissed on January 29, 2008. The Bankruptcy Court ordered the case to be tried in July 2012, and entered an order governing all pretrial conduct. Huntington filed a motion for summary judgment on the basis that the Cyberco trustee sought recovery of the same alleged transfers as the Teleservices trustee in a separate case described below. The Bankruptcy Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.
The Teleservices bankruptcy trustee filed a separate adversary proceeding against Huntington on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to Huntington for application to Cyberco’s indebtedness to Huntington, and (2) deposits into Cyberco’s bank accounts with Huntington. A trial was held as to only Huntington’s defenses. Subsequently, the trustee filed a summary judgment motion on the affirmative case, alleging the fraudulent transfers to Huntington totaled approximately $73 million and seeking judgment in that amount (which includes the $1 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining that the alleged transfers made to Huntington during the period from April 30, 2004 through November 2004 were not received in good faith and that Huntington failed to show a lack of knowledge of the avoidability of the alleged transfers made from September 2003 through November 2004. The trustee then filed an amended motion for summary judgment in the affirmative case and a hearing was held on July 1, 2011.
On March 30, 2012, the Bankruptcy Court issued an Opinion on the Teleservices trustee’s motion determining Huntington was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to Huntington under the Bankruptcy Code, and Huntington was liable for both the checks and the deposits, totaling approximately $73 million. The Bankruptcy Court delivered its report and recommendation to the District Court for the Western District of Michigan,

recommending that the District Court enter a final judgment against Huntington in the principal amount of $72 million, plus interest through July 27, 2012, in the amount of $9 million. The parties filed their respective objections and responses to the Bankruptcy Court’s report and recommendation. The District Court held a hearing in September 2014 and conducted a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s report and recommendation.
On September 28, 2015, the District Court entered a judgment against Huntington in the amount of $72 million plus costs and pre- and post-judgment interest. While Huntington has appealed the decision and plans to continue to aggressively contest the claims of this complex case, Huntington increased its legal reserves by approximately $38 million in the 2015 third quarter to fully accrue for the amount of the judgment.
MERSCORP Litigation. Huntington is a defendant in an action filed on January 17, 2012 against MERSCORP, Inc. and numerous other financial institutions that participate in the mortgage electronic registration system (MERS). The putative class action was filed on behalf of all 88 counties in Ohio. The plaintiffs allege that the recording of mortgages and assignments thereof is mandatory under Ohio law and seek a declaratory judgment that the defendants are required to record every mortgage and assignment on real property located in Ohio and pay the attendant statutory recording fees. The complaint also seeks damages, attorney’s fees and costs. Huntington filed a motion to dismiss the complaint, which has been fully briefed, but no ruling has been issued by the Geauga County, Ohio Court of Common Pleas. Similar litigation has been initiated against MERSCORP, Inc. and other financial institutions in other jurisdictions throughout the country, however, Huntington has not been named a defendant in those other cases.

Powell v. Huntington National Bank. Huntington is a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. Huntington removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to Huntington. Following further briefing by the parties, the federal district court denied Huntington’s motion for judgment on the pleadings on September 26, 2014. On June 8, 2015, the Fourth Circuit Court of Appeals granted Huntington’s motion for an interlocutory appeal of the district court’s decision. The matter was briefed and oral argument held, but after the oral argument, the Fourth Circuit dismissed the appeal as improvidently granted and remanded the case back to the district court for further proceedings. The parties are currently engaged in discovery.

FirstMerit Merger Shareholder Litigation. Huntington is a defendant in five lawsuits filed in February and March of 2016 in state and federal courts in Ohio relating to the FirstMerit merger. The plaintiffs in each case are FirstMerit shareholders and have filed class action and derivative claims seeking to enjoin the merger. The plaintiffs also claim that the registration statement filed regarding the merger contained material omissions and/or misrepresentations and seek the filing of a revised registration statement, as well as money damages. Specifically as to Huntington, the plaintiffs claim Huntington aided and abetted in alleged breaches of fiduciary duties by the FirstMerit board of directors in approving the merger, and in one complaint, allege that Huntington had direct involvement in making omissions and/or misrepresentations in the registration statement. Huntington is preparing its defense to the complaints.
17. SEGMENT REPORTING
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
Automobile Finance and Commercial Real Estate - This segment provides lending and other banking products and services to customers outside of our traditional retail and commercial banking segments. Our products and services include providing financing for the purchase of vehicles by customers at franchised automotive dealerships, financing the acquisition of new and used vehicle inventory of franchised automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners.
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
Listed below is certain operating basis financial information reconciled to Huntington’s March 31, 2016,  December 31, 2015, and March 31, 2015, reported results by business segment:

	Three months ended March 31,
Income Statements	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/Other	Huntington Consolidated
(dollar amounts in thousands)
2016
Net interest income	$264,688	$100,863	$95,569	$39,279	$13,016	$(10,349)	$503,066
Provision for credit losses	12,196	34,756	(16,617)	(479)	(2,274)	—	27,582
Noninterest income	117,559	58,581	7,252	27,807	11,650	19,018	241,867
Noninterest expense	273,729	90,428	40,204	49,997	25,608	11,114	491,080
Income taxes	33,713	11,991	27,732	6,149	466	(25,094)	54,957
Net income (loss)	$62,609	$22,269	$51,502	$11,419	$866	$22,649	$171,314
2015
Net interest income	$248,650	$74,918	$95,162	$26,824	$15,277	$6,854	$467,685
Provision for credit losses	7,151	6,835	(1,383)	2,645	5,343	—	20,591
Noninterest income	95,759	54,893	4,675	40,424	18,658	17,214	231,623
Noninterest expense	256,366	56,417	36,178	58,627	35,788	15,481	458,857
Income taxes	28,312	23,296	22,765	2,092	(2,519)	(19,940)	54,006
Net income (loss)	$52,580	$43,263	$42,277	$3,884	$(4,677)	$28,527	$165,854

	Assets at		Deposits at
(dollar amounts in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Retail & Business Banking	$15,786,893	$15,746,086	$31,302,518	$30,875,607
Commercial Banking	17,954,911	17,022,387	11,257,864	11,424,778
AFCRE	18,503,547	17,856,368	1,607,598	1,651,702
RBHPCG	4,324,770	4,284,608	7,889,524	7,690,581
Home Lending	3,107,196	3,087,486	334,186	361,881
Treasury / Other	12,967,650	13,021,366	3,237,152	3,290,430
Total	$72,644,967	$71,018,301	$55,628,842	$55,294,979

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2015 Form 10-K.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation, and West Subsidiary Corporation.	Current Report on Form 8-K dated January 28, 2016.	001-34073	2.1

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Articles Supplementary of Huntington Bancshares Incorporated, as of March 18, 2016.	Current Report on Form 8-K dated March 21, 2016.	001-34073	3.1

3.11	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014	001-34073	3.1

4.1
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	*Huntington Bancshares Incorporated Management Incentive Plan for Covered Officers	Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders	001-34073	A

31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	***Section 1350 Certification – Chief Executive Officer.

32.2	***Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date:	April 29, 2016	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	April 29, 2016	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer