Form 10-Q
period 2016-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2016-07-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
There were 799,153,996 shares of Registrant’s common stock ($0.01 par value) outstanding on June 30, 2016
.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ABS	Asset-Backed Securities

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CET1	Common equity tier 1 on a transitional Basel III basis

CFPB	Bureau of Consumer Financial Protection

CFTC	Commodity Futures Trading Commission

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA/DTL	Deferred Tax Asset/Deferred Tax Liability

E&P	Exploration and Production

EFT	Electronic Fund Transfer

EPS	Earnings Per Share

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FirstMerit	FirstMerit Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

GNMA	Government National Mortgage Association, or Ginnie Mae

HAA	Huntington Asset Advisors, Inc.

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HASI	Huntington Asset Services, Inc.

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio

LGD	Loss-Given-Default

LIBOR	London Interbank Offered Rate

LIHTC	Low Income Housing Tax Credit

LTD	Long-Term Debt

LTV	Loan to Value

Macquarie	Macquarie Equipment Finance, Inc. (U.S. operations)

MBS	Mortgage-Backed Securities

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NAICS	North American Industry Classification System

NALs	Nonaccrual Loans

NCO	Net Charge-off

NII	Net Interest Income

NIM	Net Interest Margin

NPA	Nonperforming Asset

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 772 branches and private client group offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands. Our foreign banking activities, in total or with any individual country, are not significant.
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

EXECUTIVE OVERVIEW
Summary of 2016 Second Quarter Results Compared to 2015 Second Quarter
For the quarter, we reported net income of $175 million, or $0.19 per common share, compared with $196 million, or $0.23 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent net interest income was $516 million, up $17 million, or 3%. The results reflected the benefit from a $5.3 billion, or 8%, increase in average earning assets, partially offset by a 14 basis point reduction in the net interest margin to 3.06%. Average earning asset growth included a $4.0 billion, or 8%, increase in average loans and leases and a $2.0 billion, or 15%, increase in average securities. The net interest margin contraction reflected a 14 basis point increase in funding costs, primarily associated with the issuance of debt over the past five quarters and a 4 basis point decrease in earning asset yields, partially offset by a 4 basis point increase in the benefit from the amount of noninterest-bearing funds. Core deposit yields were unchanged.
The provision for credit losses was $25 million, up $4 million, or 20%. NALs increased $96 million, or 26%, from the year-ago quarter to $461 million, or 0.88% of total loans and leases. The year-over-year increase was exclusively centered in the Commercial portfolio and was primarily associated with a small number of energy sector loan relationships which were added to NALs during the 2016 first quarter. While the energy sector was a primary driver of the NAL activity over the last two quarters, the oil and gas exploration and production portfolio represented less than 1% of total loans outstanding at quarter end. NCOs decreased $9 million, or 34%, to $17 million. NCOs represented an annualized 0.13% of average loans and leases in the current quarter, down from 0.21% in the year-ago quarter. We continue to be pleased with the net charge-off performance across the entire portfolio. Commercial charge-offs were positively impacted by continued recoveries in the CRE portfolio and broader continued successful workout strategies, while consumer charge-offs declined substantially from the prior quarter and remain within our expected range. Overall consumer credit metrics, led by the residential mortgage and home equity portfolios, continue to show an improving trend, while the commercial portfolios continue to experience some quarter-to-quarter volatility based on the absolute low level of problem loans.
Noninterest income was $271 million, down $11 million, or 4%. This reflected a $7 million, or 18%, decrease in mortgage banking income, primarily as a result of an $8 million impact from net MSR activity. In addition, trust services decreased $4 million, or 15%, reflecting the sale of HAA, HASI, and Unified, and transition of the money market assets of the Huntington Funds to a third party at the end of the 2015 fourth quarter. Also, gain on sale of loans decreased $3 million, or 26%, primarily as a result of the $5 million gain from the automobile loan securitization in the year-ago quarter. These decreases were partially offset by a $5 million, or 8%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition including a 4% increase in consumer checking households and a 3% increase in commercial checking relationships. In addition, cards and payment processing income increased $3 million, or 9%, due to higher card related income and underlying customer growth.
Noninterest expense was $524 million, up $32 million, or 6%. Personnel costs increased $17 million, or 6%, reflecting a $10 million increase in salaries and a $7 million increase in benefits expense. These increases are primarily the result of annual compensation increases coupled with a 1% increase in the number of average full-time equivalent employees, largely related to the build-out of the in-store strategy, as well as higher healthcare expenses.  Personnel costs in the 2016 second quarter included $5 million of Significant Items, primarily comprised of personnel expense related to technology development for systems conversions and fully-dedicated personnel for merger and integration efforts. In addition, professional services increased $9 million, or 71%, primarily reflecting $11 million of legal and consulting expense related to the pending FirstMerit acquisition. Also, other expense increased $6 million, or 14%, primarily impacted by litigation reserve adjustments and included $2 million of Significant Items related to the pending FirstMerit acquisition. Further, outside data processing and other services increased $5 million, or 8%, primarily related to ongoing technology investments and included $3 million of Significant Items related to the pending FirstMerit acquisition. These increases were partially offset by a $6 million, or 64%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible at the end of the 2015 second quarter from the Sky Financial acquisition.
The tangible common equity to tangible assets ratio was 7.96%, up 4 basis points. The CET1 risk-based capital ratio was 9.80% at June 30, 2016, up from 9.65% a year ago. The regulatory tier 1 risk-based capital ratio was 11.37% compared to 10.41% at June 30, 2015. All capital ratios were impacted by the repurchase of 9.3 million common shares during the 2015 third and fourth quarters. As previously announced, we decided to forgo the remaining $166 million of share repurchase capacity under our 2015 CCAR capital plan in order to build capital ratios in preparation for the pending FirstMerit acquisition. As a result, we did not repurchase any common shares during the 2016 first or second quarters. In addition, our 2016 CCAR capital plan did not include any proposed share repurchases over the next four quarters. The regulatory Tier 1 risk-based and total risk-based capital ratios benefited from the issuance of $400 million and $200 million of class D preferred equity during the 2016 first and second quarters, respectively.

Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management and (5) maintain capital and liquidity positions consistent with our risk appetite.
We continued to deliver solid 2016 performance during the second quarter, in line with our expectations. The quarter demonstrated encouraging growth in business lending and ongoing strong performance in auto loans and residential mortgage. We have continued executing our strategy to balance growth with disciplined risk management.
Progress toward the proposed acquisition of FirstMerit continued to move forward in the second quarter, with very high approval rates obtained from both sets of shareholders, the completion of senior leadership selection for the combined company, and our announcement of the combined company’s five-year community development plan. The integration planning continues to proceed as expected. Our recently announced divestiture of 13 Ohio branches primarily in the Canton and Ashtabula markets to First Commonwealth Bank is another important milestone. On July 29, 2016, we received regulatory approval from the Board of Governors of the Federal Reserve System. We continue to expect that the transaction will be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including OCC approval of the bank merger.
The successful completion of the annual regulatory capital review and the Federal Reserve's non-objection to our planned capital actions, including the proposed increase in the quarterly dividend beginning in the 2016 fourth quarter, validate our consistent performance.
Economy

We continue to expect growth in our regional economy, but recognize the escalation of market volatility year-to-date and its contribution to dampening global outlook. While still presenting a challenging operating environment for us, ongoing flat interest rates should benefit our consumer and business customers. Many of the large MSAs in our footprint were near 15-year lows for unemployment rates at the end of May 2016. Within the current environment, we continue to execute our core strategy in line with our established plans, while simultaneously making substantial progress with our acquisition of FirstMerit.
Expectations – 2016

Excluding Significant Items, net MSR activity, and the incremental impact of the pending FirstMerit acquisition, our goals for full-year 2016 performance remain consistent with our long-term financial goals of 4-6% revenue growth and annual positive operating leverage. Overall, asset quality metrics are expected to remain near current levels. Moderate quarterly volatility also is expected, given the quickly evolving macroeconomic conditions, commodities and currency market volatility, and current low level of problem assets and credit costs. We anticipate NCOs will remain below our long-term normalized range of 35 to 55 basis points.

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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Interest income	$565,658	$557,251	$544,153	$538,477	$529,795
Interest expense	59,777	54,185	47,242	43,022	39,109
Net interest income	505,881	503,066	496,911	495,455	490,686
Provision for credit losses	24,509	27,582	36,468	22,476	20,419
Net interest income after provision for credit losses	481,372	475,484	460,443	472,979	470,267
Service charges on deposit accounts	75,613	70,262	72,854	75,157	70,118
Cards and payment processing income	39,184	36,447	37,594	36,664	35,886
Mortgage banking income	31,591	18,543	31,418	18,956	38,518
Trust services	22,497	22,838	25,272	24,972	26,550
Insurance income	15,947	16,225	15,528	16,204	17,637
Brokerage income	14,599	15,502	14,462	15,059	15,184
Capital markets fees	13,037	13,010	13,778	12,741	13,192
Bank owned life insurance income	12,536	13,513	13,441	12,719	13,215
Gain on sale of loans	9,265	5,395	10,122	5,873	12,453
Securities gains (losses)	656	—	474	188	82
Other income	36,187	30,132	37,272	34,586	38,938
Total noninterest income	271,112	241,867	272,215	253,119	281,773
Personnel costs	298,949	285,397	288,861	286,270	282,135
Outside data processing and other services	63,037	61,878	63,775	58,535	58,508
Equipment	31,805	32,576	31,711	31,303	31,694
Net occupancy	30,704	31,476	32,939	29,061	28,861
Marketing	14,773	12,268	12,035	12,179	15,024
Professional services	21,488	13,538	13,010	11,961	12,593
Deposit and other insurance expense	12,187	11,208	11,105	11,550	11,787
Amortization of intangibles	3,600	3,712	3,788	3,913	9,960
Other expense	47,118	39,027	41,542	81,736	41,215
Total noninterest expense	523,661	491,080	498,766	526,508	491,777
Income before income taxes	228,823	226,271	233,892	199,590	260,263
Provision for income taxes	54,283	54,957	55,583	47,002	64,057
Net income	174,540	171,314	178,309	152,588	196,206
Dividends on preferred shares	19,874	7,998	7,972	7,968	7,968
Net income applicable to common shares	$154,666	$163,316	$170,337	$144,620	$188,238
Average common shares—basic	798,167	795,755	796,095	800,883	806,891
Average common shares—diluted	810,371	808,349	810,143	814,326	820,238
Net income per common share—basic	$0.19	$0.21	$0.21	$0.18	$0.23
Net income per common share—diluted	0.19	0.20	0.21	0.18	0.23
Cash dividends declared per common share	0.07	0.07	0.07	0.06	0.06
Return on average total assets	0.96%	0.96%	1.00%	0.87%	1.16%
Return on average common shareholders’ equity	9.6	10.4	10.8	9.3	12.3
Return on average tangible common shareholders’ equity (2)	11.0	11.9	12.4	10.7	14.4
Net interest margin (3)	3.06	3.11	3.09	3.16	3.20
Efficiency ratio (4)	66.1	64.6	63.7	69.1	61.7
Effective tax rate	23.7	24.3	23.8	23.5	24.6
Revenue—FTE
Net interest income	$505,881	$503,066	$496,911	$495,455	$490,686
FTE adjustment	10,091	9,159	8,425	8,168	7,962

Net interest income (3)	515,972	512,225	505,336	503,623	498,648
Noninterest income	271,112	241,867	272,215	253,119	281,773
Total revenue (3)	$787,084	$754,092	$777,551	$756,742	$780,421

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2 - Selected Year to Date Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Interest income	$1,122,909	$1,031,891	$91,018	9%
Interest expense	113,962	73,520	40,442	55
Net interest income	1,008,947	958,371	50,576	5
Provision for credit losses	52,091	41,010	11,081	27
Net interest income after provision for credit losses	956,856	917,361	39,495	4
Service charges on deposit accounts	145,875	132,338	13,537	10
Cards and payment processing income	75,631	68,457	7,174	10
Mortgage banking income	50,134	61,479	(11,345)	(18)
Trust services	45,335	55,589	(10,254)	(18)
Insurance income	32,172	33,532	(1,360)	(4)
Brokerage income	30,101	30,684	(583)	(2)
Capital markets fees	26,047	27,097	(1,050)	(4)
Bank owned life insurance income	26,049	26,240	(191)	(1)
Gain on sale of loans	14,660	17,042	(2,382)	(14)
Securities gains (losses)	656	82	574	700
Other income	66,319	60,856	5,463	9
Total noninterest income	512,979	513,396	(417)	—
Personnel costs	584,346	547,051	37,295	7
Outside data processing and other services	124,915	109,043	15,872	15
Equipment	64,381	61,943	2,438	4
Net occupancy	62,180	59,881	2,299	4
Marketing	27,041	27,999	(958)	(3)
Professional services	35,026	25,320	9,706	38
Deposit and other insurance expense	23,395	21,954	1,441	7
Amortization of intangibles	7,312	20,166	(12,854)	(64)
Other expense	86,145	77,277	8,868	11
Total noninterest expense	1,014,741	950,634	64,107	7
Income before income taxes	455,094	480,123	(25,029)	(5)
Provision for income taxes	109,240	118,063	(8,823)	(7)
Net income	345,854	362,060	(16,206)	(4)
Dividends declared on preferred shares	27,872	15,933	11,939	75
Net income applicable to common shares	$317,982	$346,127	$(28,145)	(8)%
Average common shares—basic	796,961	808,335	(11,374)	(1)%
Average common shares—diluted	809,360	822,023	(12,663)	(2)
Net income per common share—basic	$0.40	$0.43	$(0.03)	(7)
Net income per common share—diluted	0.39	0.42	(0.03)	(7)
Cash dividends declared per common share	0.14	0.12	0.02	17
Revenue—FTE
Net interest income	$1,008,947	$958,371	$50,576	5%
FTE adjustment	19,250	15,522	3,728	24
Net interest income (2)	1,028,197	973,893	54,304	6
Noninterest income	512,979	513,396	(417)	—
Total revenue (2)	$1,541,176	$1,487,289	$53,887	4%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by the Significant Items summarized below:

1.Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, were as follows:

•	During the 2016 second quarter, $21 million of noninterest expense was recorded related to the pending acquisition of FirstMerit. This resulted in a negative impact of $0.02 per common share.

•	During the 2016 first quarter, $6 million of noninterest expense was recorded related to the pending acquisition of FirstMerit. This resulted in a negative impact of $0.01 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	June 30, 2016		March 31, 2016		June 30, 2015 (4)
	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$174,540		$171,314		$196,206
Earnings per share, after-tax		$0.19		$0.20		$0.23
Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Mergers and acquisitions, net	$(20,789)	$(0.02)	$(6,406)	$(0.01)	$—	$—

(1)	Pretax unless otherwise noted.

(2)	Based on average outstanding diluted common shares.

(3)	After-tax.

(4)
The 2015 second quarter included $2 million of merger-related expense that was not considered a Significant Item for the second quarter of 2015, but merger-related expense was determined to be a Significant Item for the 2015 full year.

	Six Months Ended
	June 30, 2016		June 30, 2015 (4)
	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$345,854		$362,060
Earnings per share, after-tax		$0.39		$0.42
Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Mergers and acquisitions, net	$(27,195)	$(0.03)	$—	$—

(1)	Pretax unless otherwise noted.

(2)	Based on average outstanding diluted common shares.

(3)	After-tax.

(4)
The 2015 first and second quarter included $3 million and $2 million, respectively of merger-related expense that was not considered a Significant Item for the first six-month period of 2015, but merger-related expense was determined to be a Significant Item for the 2015 full year.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (3)
(dollar amounts in millions)
	Average Balances
	Three Months Ended					Change
	June 30,	March 31,	December 31,	September 30,	June 30,	2Q16 vs. 2Q15
	2016	2016	2015	2015	2015	Amount	Percent
Assets:
Interest-bearing deposits in banks	$99	$98	$89	$89	$89	$10	11%
Loans held for sale	571	433	502	464	1,272	(701)	(55)
Securities:
Available-for-sale and other securities:
Taxable	6,904	6,633	8,099	8,310	7,916	(1,012)	(13)
Tax-exempt	2,510	2,358	2,257	2,136	2,028	482	24
Total available-for-sale and other securities	9,414	8,991	10,356	10,446	9,944	(530)	(5)
Trading account securities	41	40	39	52	41	—	—
Held-to-maturity securities—taxable	5,806	6,054	4,148	3,226	3,324	2,482	75
Total securities	15,261	15,085	14,543	13,724	13,309	1,952	15
Loans and leases: (2)
Commercial:
Commercial and industrial	21,344	20,649	20,186	19,802	19,819	1,525	8
Commercial real estate:
Construction	881	923	1,108	1,101	970	(89)	(9)
Commercial	4,345	4,283	4,158	4,193	4,214	131	3
Commercial real estate	5,226	5,206	5,266	5,294	5,184	42	1
Total commercial	26,570	25,855	25,452	25,096	25,003	1,567	6
Consumer:
Automobile	10,146	9,730	9,286	8,879	8,083	2,063	26
Home equity	8,416	8,441	8,463	8,526	8,503	(87)	(1)
Residential mortgage	6,187	6,018	6,079	6,048	5,859	328	6
Other consumer	613	574	547	497	451	162	36
Total consumer	25,362	24,763	24,375	23,950	22,896	2,466	11
Total loans and leases	51,932	50,618	49,827	49,046	47,899	4,033	8
Allowance for loan and lease losses	(616)	(604)	(595)	(609)	(608)	(8)	1
Net loans and leases	51,316	50,014	49,232	48,437	47,291	4,025	9
Total earning assets	67,863	66,234	64,961	63,323	62,569	5,294	8
Cash and due from banks	1,001	1,013	1,468	1,555	926	75	8
Intangible assets	726	730	734	739	745	(19)	(3)
All other assets	4,149	4,223	4,233	4,273	4,233	(84)	(2)
Total assets	$73,123	$71,596	$70,801	$69,281	$67,865	$5,258	8%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$16,507	$16,334	$17,174	$17,017	$15,893	$614	4%
Demand deposits—interest-bearing	8,445	7,776	6,923	6,604	6,584	1,861	28
Total demand deposits	24,952	24,110	24,097	23,621	22,477	2,475	11
Money market deposits	19,534	19,682	19,843	19,512	18,803	731	4
Savings and other domestic deposits	5,402	5,306	5,215	5,224	5,273	129	2
Core certificates of deposit	2,007	2,265	2,430	2,534	2,639	(632)	(24)
Total core deposits	51,895	51,363	51,585	50,891	49,192	2,703	5
Other domestic time deposits of $250,000 or more	402	455	426	217	184	218	118
Brokered deposits and negotiable CDs	2,909	2,897	2,929	2,779	2,701	208	8
Deposits in foreign offices	208	264	398	492	562	(354)	(63)

Total deposits	55,414	54,979	55,338	54,379	52,639	2,775	5
Short-term borrowings	1,032	1,145	524	844	2,153	(1,121)	(52)
Long-term debt	7,899	7,202	6,788	6,043	5,121	2,778	54
Total interest-bearing liabilities	47,838	46,992	45,476	44,249	44,020	3,818	9
All other liabilities	1,416	1,515	1,515	1,442	1,435	(19)	(1)
Shareholders’ equity	7,362	6,755	6,636	6,573	6,517	845	13
Total liabilities and shareholders’ equity	$73,123	$71,596	$70,801	$69,281	$67,865	$5,258	8%

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued) (3)

	Average Yield Rates (2)
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Fully-taxable equivalent basis (1)	2016	2016	2015	2015	2015
Assets:
Interest-bearing deposits in banks	0.25%	0.21%	0.08%	0.06%	0.08%
Loans held for sale	3.89	3.99	4.24	3.81	3.32
Securities:
Available-for-sale and other securities:
Taxable	2.37	2.39	2.50	2.51	2.60
Tax-exempt	3.38	3.40	3.15	3.12	3.13
Total available-for-sale and other securities	2.64	2.65	2.64	2.63	2.71
Trading account securities	0.98	0.50	1.09	0.97	1.00
Held-to-maturity securities—taxable	2.44	2.43	2.45	2.46	2.50
Total securities	2.56	2.56	2.58	2.59	2.65
Loans and leases: (3)
Commercial:
Commercial and industrial	3.49	3.52	3.47	3.58	3.61
Commercial real estate:
Construction	3.70	3.51	3.45	3.52	3.60
Commercial	3.35	3.59	3.31	3.43	3.41
Commercial real estate	3.41	3.57	3.34	3.45	3.45
Total commercial	3.47	3.53	3.45	3.55	3.58
Consumer:
Automobile	3.15	3.17	3.22	3.23	3.20
Home equity	4.17	4.20	4.01	4.01	3.97
Residential mortgage	3.65	3.69	3.67	3.71	3.72
Other consumer	10.28	10.02	9.17	8.88	8.45
Total consumer	3.79	3.81	3.74	3.75	3.73
Total loans and leases	3.63	3.67	3.59	3.65	3.65
Total earning assets	3.41	3.44	3.37	3.42	3.45
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.09	0.09	0.08	0.07	0.06
Total demand deposits	0.03	0.03	0.02	0.02	0.02
Money market deposits	0.24	0.24	0.23	0.23	0.22
Savings and other domestic deposits	0.11	0.13	0.14	0.14	0.14
Core certificates of deposit	0.79	0.82	0.83	0.80	0.78
Total core deposits	0.22	0.23	0.23	0.23	0.22
Other domestic time deposits of $250,000 or more	0.40	0.41	0.40	0.43	0.44
Brokered deposits and negotiable CDs	0.40	0.38	0.19	0.17	0.17
Deposits in foreign offices	0.13	0.13	0.13	0.13	0.13
Total deposits	0.23	0.24	0.23	0.22	0.22
Short-term borrowings	0.36	0.32	0.09	0.09	0.14
Long-term debt	1.85	1.68	1.49	1.45	1.45
Total interest-bearing liabilities	0.50	0.46	0.41	0.39	0.36
Net interest rate spread	2.91	2.98	2.96	3.03	3.09
Impact of noninterest-bearing funds on margin	0.15	0.13	0.13	0.13	0.11
Net interest margin	3.06%	3.11%	3.09%	3.16%	3.20%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2016 Second Quarter versus 2015 Second Quarter

FTE net interest income for the 2016 second quarter increased $17 million, or 3%, from the 2015 second quarter. This reflected the benefit from the $5.3 billion, or 8%, increase in average earning assets partially offset by a 14 basis point reduction in the FTE net interest margin to 3.06%. Average earning asset growth included a $4.0 billion, or 8%, increase in average loans and leases and a $2.0 billion, or 15%, increase in average securities. The NIM contraction reflected a 14 basis point increase in funding costs, primarily associated with the issuance of debt over the past five quarters and a 4 basis point decrease in earning asset yields, partially offset by a 4 basis point increase in the benefit from noninterest-bearing funds. Core deposit yields were unchanged.
Average earning assets for the 2016 second quarter increased $5.3 billion, or 8%, from the year-ago quarter. The increase was driven by:

•
$2.1 billion, or 26%, increase in average automobile loans. The 2016 second quarter represented the tenth consecutive quarter of greater than $1.0 billion in automobile loan originations, while maintaining our underwriting consistency and discipline.

•
$2.0 billion, or 15%, increase in average securities, primarily reflecting the reinvestment of cash flows and additional investment in Liquidity Coverage Ratio (LCR) Level 1 qualifying securities and a $0.6 billion increase in direct purchase municipal instruments in our Commercial Banking segment.

•	$1.5 billion, or 8%, increase in average C&I loans and leases, reflecting growth in equipment finance leases, automobile dealer floorplan lending, and corporate banking.

•	$0.3 billion, or 6%, increase in average residential mortgage loans, reflecting increased demand for mortgage loans across our portfolio.
Partially offset by:

•	$0.7 billion, or 55%, decrease in average loans held-for-sale, primarily related to automobile loans that were securitized and sold late in the year-ago quarter.
Average total deposits for the 2016 second quarter increased $2.8 billion, or 5%, from the year-ago quarter, including a $2.7 billion, or 5%, increase in average total core deposits. Average total interest-bearing liabilities increased $3.8 billion, or 9%, from the year-ago quarter. Year-over-year changes in total liabilities reflected:

•
$2.5 billion, or 11%, increase in average demand deposits, including a $1.9 billion, or 28%, increase in average interest-bearing demand deposits and a $0.6 billion, or 4%, increase in average noninterest-bearing demand deposits. The increase in average total demand deposits was comprised of a $1.6 billion, or 12%, increase in average commercial demand deposits and a $0.8 billion, or 10%, increase in average consumer demand deposits.

•
$1.7 billion, or 23%, increase in average total debt, reflecting the issuance of $3.1 billion of senior debt over the past five quarters, partially offset by a $1.1 billion, or 52%, decrease in average short-term borrowings.

•	$0.7 billion, or 4%, increase in average money market deposits, reflecting improvements in cross-sell and targeted marketing.
Partially offset by:

•
$0.6 billion, or 24%, decrease in average core certificates of deposit due to the continued strategic focus on changing the funding sources to low- and no-cost demand, savings, and money market deposits.

•
$0.4 billion, or 63%, decrease in deposits in foreign offices, reflecting targeted sales efforts to move existing sweep account deposit relationships into more efficient domestic, interest-bearing demand deposits.

2016 Second Quarter versus 2016 First Quarter

Compared to the 2016 first quarter, FTE net interest income increased $4 million, or 1%. Average earning assets increased $1.6 billion, or 2%, sequentially, and the NIM decreased 5 basis points. The decrease in the NIM reflected a 3 basis point decrease in earning asset yields, partially reflecting the approximately 2 basis point benefit from recoveries of previously charged-off CRE loans in the 2016 first quarter, and a 4 basis point increase in the cost of interest-bearing liabilities as a result of senior debt financing, partially offset by a 2 basis point increase in the benefit from noninterest-bearing funds.

Compared to the 2016 first quarter, average earning assets increased $1.6 billion, or 2%. This increase reflected a $1.3 billion increase in average loans and leases, primarily comprised of a $0.7 billion in average C&I loans and a $0.4 billion increase in average automobile loans, and a $0.2 billion increase in average securities.
Compared to the 2016 first quarter, average total core deposits increased $0.5 billion, or 1%, primarily reflecting a $0.7 billion, or 9%, increase in average interest-bearing demand deposits. Average total debt increased $0.6 billion, or 7%, reflecting the $1.0 billion senior debt issuance late in the 2016 first quarter, as well as fluctuations in short-term borrowings as part of normal balance sheet management.

Table 5 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Six months ended June 30,		Change		Six months ended June 30,
Fully-taxable equivalent basis (1)	2016	2015	Amount	Percent	2016	2015
Assets:
Interest-bearing deposits in banks	$98	$91	$7	8%	0.23%	0.13%
Loans held for sale	502	829	(327)	(39)	3.93	3.39
Securities:
Available-for-sale and other securities:
Taxable	6,768	7,791	(1,023)	(13)	2.38	2.55
Tax-exempt	2,434	1,952	482	25	3.39	3.09
Total available-for-sale and other securities	9,202	9,743	(541)	(6)	2.65	2.66
Trading account securities	40	47	(7)	(15)	0.75	1.10
Held-to-maturity securities—taxable	5,930	3,335	2,595	78	2.44	2.48
Total securities	15,172	13,125	2,047	16	2.56	2.61
Loans and leases: (3)
Commercial:
Commercial and industrial	20,996	19,469	1,527	8	3.51	3.47
Commercial real estate:
Construction	902	929	(27)	(3)	3.60	3.70
Commercial	4,314	4,244	70	2	3.47	3.49
Commercial real estate	5,216	5,173	43	1	3.49	3.53
Total commercial	26,212	24,642	1,570	6	3.50	3.48
Consumer:
Automobile	9,938	8,431	1,507	18	3.16	3.22
Home equity	8,429	8,494	(65)	(1)	4.18	4.00
Residential mortgage	6,102	5,835	267	5	3.67	3.73
Other consumer	594	438	156	36	10.16	8.33
Total consumer	25,063	23,198	1,865	8	3.80	3.73
Total loans and leases	51,275	47,840	3,435	7	3.65	3.61
Allowance for loan and lease losses	(610)	(610)	—	—
Net loans and leases	50,665	47,230	3,435	7
Total earning assets	67,047	61,885	5,162	8	3.43%	3.41%
Cash and due from banks	1,007	930	77	8
Intangible assets	728	670	58	9
All other assets	4,187	4,180	7	—

Total assets	$72,359	$67,055	$5,304	8%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$16,421	$15,575	$846	5%	—%	—%
Demand deposits—interest-bearing	8,111	6,380	1,731	27	0.09	0.05
Total demand deposits	24,532	21,955	2,577	12	0.03	0.02
Money market deposits	19,608	19,084	524	3	0.24	0.22
Savings and other domestic deposits	5,354	5,220	134	3	0.12	0.14
Core certificates of deposit	2,136	2,726	(590)	(22)	0.81	0.77
Total core deposits	51,630	48,985	2,645	5	0.22	0.22
Other domestic time deposits of $250,000 or more	429	190	239	126	0.40	0.43
Brokered deposits and negotiable CDs	2,903	2,651	252	10	0.39	0.17
Deposits in foreign offices	236	559	(323)	(58)	0.13	0.13
Total deposits	55,198	52,385	2,813	5	0.24	0.22
Short-term borrowings	1,089	2,018	(929)	(46)	0.33	0.13
Long-term debt	7,549	4,744	2,805	59	1.77	1.38
Total interest-bearing liabilities	47,415	43,572	3,843	9	0.48	0.34
All other liabilities	1,465	1,441	24	2
Shareholders’ equity	7,058	6,467	591	9
Total liabilities and shareholders’ equity	$72,359	$67,055	$5,304	8%
Net interest rate spread					2.94	3.07
Impact of noninterest-bearing funds on margin					0.14	0.10
Net interest margin					3.08%	3.17%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2016 First Six months versus 2015 First Six months

FTE net interest income for the first six-month period of 2016 increased $54 million, or 6%, reflecting the benefit of a $5.2 billion, or 8%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.08% from 3.17%. The increase in average earning assets reflected:

•
$2.0 billion, or 16%, increase in average securities, primarily reflecting the reinvestment of cash flows and additional investment in Liquidity Coverage Ratio (LCR) Level 1 qualifying securities and an increase in direct purchase municipal instruments in our Commercial Banking segment.

•	$1.5 billion, or 8%, increase in average C&I loans and leases, reflecting growth in equipment finance leases, automobile dealer floorplan lending, and corporate banking.

•
$1.5 billion, or 18%, increase in average automobile loans. The 2016 second quarter represented the tenth consecutive quarter of greater than $1.0 billion in automobile loan originations, while maintaining our underwriting consistency and discipline.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2016 second quarter was $25 million compared with $28 million for the 2016 first quarter and $20 million for the 2015 second quarter. The provision for credit losses for the 2016 second quarter increased $4 million, or 20%, compared to year-ago period. On a year-to-date basis, provision for credit losses for the first six-month period of 2016 was $52 million, an increase of $11 million, or 27%, compared to year-ago period (See Credit Quality discussion). Given the low level of the provision for credit losses and the uneven nature of commercial charge-offs and recoveries, some degree of volatility on a quarter-to-quarter basis is expected.
Noninterest Income
The following table reflects noninterest income for each of the past five quarters:

Table 6 - Noninterest Income
(dollar amounts in thousands)
	Three Months Ended					2Q16 vs 2Q15		2Q16 vs 1Q16
	June 30,	March 31,	December 31,	September 30,	June 30,	Change		Change
	2016	2016	2015	2015	2015	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$75,613	$70,262	$72,854	$75,157	$70,118	$5,495	8%	$5,351	8%
Cards and payment processing income	39,184	36,447	37,594	36,664	35,886	3,298	9	2,737	8
Mortgage banking income	31,591	18,543	31,418	18,956	38,518	(6,927)	(18)	13,048	70
Trust services	22,497	22,838	25,272	24,972	26,550	(4,053)	(15)	(341)	(1)
Insurance income	15,947	16,225	15,528	16,204	17,637	(1,690)	(10)	(278)	(2)
Brokerage income	14,599	15,502	14,462	15,059	15,184	(585)	(4)	(903)	(6)
Capital markets fees	13,037	13,010	13,778	12,741	13,192	(155)	(1)	27	—
Bank owned life insurance income	12,536	13,513	13,441	12,719	13,215	(679)	(5)	(977)	(7)
Gain on sale of loans	9,265	5,395	10,122	5,873	12,453	(3,188)	(26)	3,870	72
Securities gains (losses)	656	—	474	188	82	574	700	656	—
Other income	36,187	30,132	37,272	34,586	38,938	(2,751)	(7)	6,055	20
Total noninterest income	$271,112	$241,867	$272,215	$253,119	$281,773	$(10,661)	(4)%	$29,245	12%
2016 Second Quarter versus 2015 Second Quarter

Noninterest income for the 2016 second quarter decreased $11 million, or 4%, from the year-ago quarter. The year-over-year decrease primarily reflected:

•	$7 million, or 18%, decrease in mortgage banking income, primarily as a result of an $8 million impact from net MSR activity.

•	$4 million, or 15%, decrease in trust services, primarily related to the sale of HAA, HASI, and Unified, and the transition of the remaining Huntington Funds at the end of the 2015 fourth quarter.

•	$3 million, or 26%, decrease in gain on sale of loans, primarily reflecting the $5 million gain from the automobile loan securitization in the year-ago quarter.
Partially offset by:

•
$5 million, or 8%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition including a 4% increase in consumer checking households and a 3% increase in commercial checking relationships.

•	$3 million, or 9%, increase in cards and payment processing income, due to higher card related income and underlying customer growth.

2016 Second Quarter versus 2016 First Quarter

Compared to the 2016 first quarter, total noninterest income increased $29 million, or 12%. Mortgage banking income increased $13 million, or 70%, primarily driven by an $8 million, or 45%, increase in origination and secondary marketing income and a $4 million increase in net MSR activity. Other income increased $6 million, or 20%, primarily related to Huntington Technology Finance lease activity. Gain on sale of loans increased $4 million, or 72%, due to seasonally weak SBA loan sales in the prior quarter.

Table 7 - Noninterest Income—2016 First Six Months vs. 2015 First Six Months
(dollar amounts in thousands)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Service charges on deposit accounts	$145,875	$132,338	$13,537	10%
Cards and payment processing income	75,631	68,457	7,174	10
Mortgage banking income	50,134	61,479	(11,345)	(18)
Trust services	45,335	55,589	(10,254)	(18)
Insurance income	32,172	33,532	(1,360)	(4)
Brokerage income	30,101	30,684	(583)	(2)
Capital markets fees	26,047	27,097	(1,050)	(4)
Bank owned life insurance income	26,049	26,240	(191)	(1)
Gain on sale of loans	14,660	17,042	(2,382)	(14)
Securities gains (losses)	656	82	574	700
Other income	66,319	60,856	5,463	9
Total noninterest income	$512,979	$513,396	$(417)	—%

The $0.4 million, or less than 1%, decrease in total noninterest income reflected:

•	$11 million, or 18%, decrease in mortgage banking income, primarily as a result of a $10 million impact from net MSR activity.

•	$10 million, or 18%, decrease in trust services, primarily related to the sale of HAA, HASI, and Unified, and the transition of the remaining Huntington Funds at the end of the 2015 fourth quarter.
Partially offset by:

•	$14 million, or 10%, increase service charges on deposit accounts, reflecting the benefit of continued new customer acquisition.

•	$7 million, or 10%, increase in cards and payment processing income, due to higher card related income and underlying customer growth.

•	$5 million, or 9% increase in other income, primarily reflecting equipment operating lease income related to Huntington Technology Finance.

Noninterest Expense
(This section should be read in conjunction with Significant Item 1.)

The following table reflects noninterest expense for each of the past five quarters:

Table 8 - Noninterest Expense
(dollar amounts in thousands)
	Three Months Ended					2Q16 vs 2Q15		2Q16 vs 1Q16
	June 30,	March 31,	December 31,	September 30,	June 30,	Change		Change
	2016	2016	2015	2015	2015	Amount	Percent	Amount	Percent
Personnel costs	$298,949	$285,397	$288,861	$286,270	$282,135	$16,814	6%	$13,552	5%
Outside data processing and other services	63,037	61,878	63,775	58,535	58,508	4,529	8	1,159	2
Equipment	31,805	32,576	31,711	31,303	31,694	111	—	(771)	(2)
Net occupancy	30,704	31,476	32,939	29,061	28,861	1,843	6	(772)	(2)
Marketing	14,773	12,268	12,035	12,179	15,024	(251)	(2)	2,505	20
Professional services	21,488	13,538	13,010	11,961	12,593	8,895	71	7,950	59
Deposit and other insurance expense	12,187	11,208	11,105	11,550	11,787	400	3	979	9
Amortization of intangibles	3,600	3,712	3,788	3,913	9,960	(6,360)	(64)	(112)	(3)
Other expense	47,118	39,027	41,542	81,736	41,215	5,903	14	8,091	21
Total noninterest expense	$523,661	$491,080	$498,766	$526,508	$491,777	$31,884	6%	$32,581	7%
Number of employees (average full-time equivalent)	12,363	12,386	12,418	12,367	12,274	89	1%	(23)	—%
Impacts of Significant Items:

	Three Months Ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Personnel costs	$4,732	$474	$319
Outside data processing and other services	3,045	363	755
Equipment	3	—	—
Net occupancy	490	20	—
Marketing	241	13	27
Professional services	10,709	4,288	374
Other expense	1,569	1,248	26
Total noninterest expense adjustments	$20,789	$6,406	$1,501

Adjusted Noninterest Expense (Non-GAAP):

	Three Months Ended			2Q16 vs 2Q15		2Q16 vs 1Q16
	June 30,	March 31,	June 30,	Change		Change
	2016	2016	2015	Amount	Percent	Amount	Percent
Personnel costs	$294,217	$284,923	$281,816	$12,401	4%	$9,294	3%
Outside data processing and other services	59,992	61,515	57,753	2,239	4	(1,523)	(2)
Equipment	31,802	32,576	31,694	108	—	(774)	(2)
Net occupancy	30,214	31,456	28,861	1,353	5	(1,242)	(4)
Marketing	14,532	12,255	14,997	(465)	(3)	2,277	19
Professional services	10,779	9,250	12,219	(1,440)	(12)	1,529	17
Deposit and other insurance expense	12,187	11,208	11,787	400	3	979	9
Amortization of intangibles	3,600	3,712	9,960	(6,360)	(64)	(112)	(3)
Other expense	45,549	37,779	41,189	4,360	11	7,770	21
Total adjusted noninterest expense	$502,872	$484,674	$490,276	$12,596	3%	$18,198	4%

2016 Second Quarter versus 2015 Second Quarter

Reported noninterest expense for the 2016 second quarter increased $32 million, or 6%, from the year-ago quarter. Changes in reported noninterest expense primarily reflect:

•
$17 million, or 6%, increase in personnel costs, reflecting a $10 million increase in salaries and a $7 million increase in benefits expense. These increases are primarily the result of annual compensation increases coupled with a 1% increase in the number of average full-time equivalent employees, largely related to the build-out of the in-store strategy, as well as higher healthcare expenses.  Personnel costs in the 2016 second quarter included $5 million of Significant Items, primarily comprised of personnel expense related to technology development for systems conversions and fully-dedicated personnel for merger and integration efforts.

•	$9 million, or 71%, increase in professional services expense, primarily reflecting $11 million of legal and consulting expense related to the pending FirstMerit acquisition.

•	$6 million, or 14%, increase in other expense, primarily impacted by litigation reserve adjustments and included $2 million of Significant Items related to the pending FirstMerit acquisition.

•
$5 million, or 8%, increase in outside data processing and other services expense, primarily related to ongoing technology investments and including $3 million of Significant Items related to the pending FirstMerit acquisition.

Partially offset by:

•	$6 million, or 64%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition at the end of the 2015 second quarter.
2016 Second Quarter versus 2016 First Quarter

Reported noninterest expense increased $33 million, or 7%, from the 2016 first quarter. Personnel costs increased $14 million, or 5%, primarily related to incentive compensation and $5 million of Significant Items in the 2016 second quarter compared to less than $1 million of Significant Items in the prior quarter. Other expense increased $8 million, or 21%, primarily reflecting litigation reserve adjustments as well as $2 million of Significant Items in the 2016 second quarter compared to $1 million of Significant Items in the prior quarter. Professional services expense increased $8 million, or 59%, primarily reflecting $11 million of Significant Items in the 2016 second quarter compared to $4 million of Significant Items in the prior quarter.

Table 9 - Noninterest Expense—2016 First Six Months vs. 2015 First Six Months
(dollar amounts in thousands)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Personnel costs	$584,346	$547,051	$37,295	7%
Outside data processing and other services	124,915	109,043	15,872	15
Equipment	64,381	61,943	2,438	4
Net occupancy	62,180	59,881	2,299	4
Marketing	27,041	27,999	(958)	(3)
Professional services	35,026	25,320	9,706	38
Deposit and other insurance expense	23,395	21,954	1,441	7
Amortization of intangibles	7,312	20,166	(12,854)	(64)
Other expense	86,145	77,277	8,868	11
Total noninterest expense	$1,014,741	$950,634	$64,107	7%
Impacts of Significant Items:

	Six months ended June 30,
	2016	2015
Personnel costs	$5,206	$320
Outside data processing and other services	3,408	806
Equipment	3	—
Net occupancy	510	—
Marketing	254	28
Professional services	14,997	3,660
Other expense	2,817	38
Total noninterest expense adjustments	$27,195	$4,852
Adjusted Noninterest Expense (Non-GAAP):

	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Personnel costs	$579,140	$546,731	$32,409	6%
Outside data processing and other services	121,507	108,237	13,270	12
Equipment	64,378	61,943	2,435	4
Net occupancy	61,670	59,881	1,789	3
Marketing	26,787	27,971	(1,184)	(4)
Professional services	20,029	21,660	(1,631)	(8)
Deposit and other insurance expense	23,395	21,954	1,441	7
Amortization of intangibles	7,312	20,166	(12,854)	(64)
Other expense	83,328	77,239	6,089	8
Total noninterest expense adjustments	$987,546	$945,782	$41,764	4%

Reported noninterest expense increased $64 million, or 7%. Excluding the impact of Significant Items, noninterest expense increased $42 million, or 4%. Changes in reported noninterest expense primarily reflect:

•
$37 million, or 7%, increase in personnel costs. Excluding the impact of significant items, personnel costs increased $32 million, or 6%, primarily due to a $26 million increase in salaries and an $11 million increase in benefit expense. The increase in salaries and benefits reflect annual merit increases, and a less than 1 percent increase in the number of average full-time equivalent employees, along with higher healthcare expenses.

•
$16 million, or 15%, increase in outside data processing and other services. Excluding the impact of significant items, outside data processing and other services increased $13 million, or 12%, primarily related to ongoing technology investments.

•
$10 million, or 38%, increase in professional services expense. Excluding the impact of significant items, professional services expense decreased $2 million, or 8%, primarily reflecting decrease in legal and consulting expense not related to the pending FirstMerit acquisition.

•	$9 million, or 11%, increase in other expense. Excluding the impact of significant items, other expense increased $6 million, or 8%, primarily impacted by litigation reserve adjustments.
Partially offset by:

•	$13 million, or 64%, decrease in amortization of intangibles reflecting the full amortization of the core deposit intangible from the Sky Financial acquisition at the end of the 2015 second quarter.

Provision for Income Taxes
The provision for income taxes in the 2016 second quarter was $54 million. This compared with a provision for income taxes of $64 million in the 2015 second quarter and $55 million in the 2016 first quarter. The provision for income taxes for the six-month periods ended June 30, 2016 and June 30, 2015 was $109 million and $118 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The net federal deferred tax liability was $34 million and the net state deferred tax asset was $42 million at June 30, 2016.

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
We identify primary risks, and the sources of those risks, across the Company. We utilize Risk and Control Self-Assessments (RCSA) to identify exposure risks. Through this RCSA process, we continually assess the effectiveness of controls associated with the identified risks, regularly monitor risk profiles and material exposure to losses, and identify stress events and scenarios to which we may be exposed. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the Company. Potential risk concerns are shared with the Risk Management Committee, Risk Oversight Committee (ROC), and the board of directors, as appropriate. Our internal audit department performs on-going independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are regularly reported to the audit committee and board of directors. In addition, our Credit Review group performs ongoing independent testing of our loan portfolio, the results of which are regularly reviewed with our Risk Oversight Committee.
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
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2015 Form 10-K for a brief description of each portfolio segment. The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition
(dollar amounts in millions)

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
Ending Balances by Type:
Commercial:
Commercial and industrial	$21,372	41%	$21,254	41%	$20,560	41%	$20,040	40%	$20,003	41%
Commercial real estate:
Construction	856	2	939	2	1,031	2	1,110	2	1,021	2
Commercial	4,466	7	4,343	8	4,237	8	4,294	9	4,192	9
Commercial real estate	5,322	9	5,282	10	5,268	10	5,404	11	5,213	11
Total commercial	26,694	50	26,536	51	25,828	51	25,444	51	25,216	52
Consumer:
Automobile	10,381	20	9,920	19	9,481	19	9,160	19	8,549	18
Home equity	8,447	17	8,422	17	8,471	17	8,461	17	8,526	17
Residential mortgage	6,377	12	6,082	12	5,998	12	6,071	12	5,987	12
Other consumer	644	1	579	1	563	1	520	1	474	1
Total consumer	25,849	50	25,003	49	24,513	49	24,212	49	23,536	48
Total loans and leases	$52,543	100%	$51,539	100%	$50,341	100%	$49,656	100%	$48,752	100%

Our loan portfolio is diversified by consumer and commercial credit. At the corporate level, we manage the credit exposure in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Currently there are no identified concentrations that exceed the established limit. Our concentration management policy is approved by the ROC and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition from December 31, 2015 are consistent with the portfolio growth metrics.

Table 11 - Loan and Lease Portfolio by Collateral Type
(dollar amounts in millions)

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
Secured loans:
Real estate—commercial	$8,071	15%	$8,247	16%	$8,296	16%	$8,470	17%	$8,479	17%
Real estate—consumer	14,824	28	14,504	28	14,469	29	14,532	29	14,513	30
Vehicles	12,851	24	12,374	24	11,880	24	11,228	23	10,527	22
Receivables/Inventory	6,030	11	6,192	12	5,961	12	6,010	12	6,064	12
Machinery/Equipment	5,871	11	5,645	11	5,171	10	4,950	10	4,779	10
Securities/Deposits	1,013	2	969	2	974	2	1,054	2	1,095	2
Other	1,011	4	1,108	2	987	2	1,057	2	1,076	2
Total secured loans and leases	49,671	95	49,039	95	47,738	95	47,301	95	46,533	95
Unsecured loans and leases	2,872	5	2,500	5	2,603	5	2,355	5	2,219	5
Total loans and leases	$52,543	100%	$51,539	100%	$50,341	100%	$49,656	100%	$48,752	100%
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
We have a dedicated energy lending group that focuses on upstream companies (exploration and production or E&P firms) as well as midstream (pipeline transportation) companies. This lending group is comprised of colleagues with many years of experience in this area of specialized lending, through several economic cycles. The exposure to the E&P companies is centered in broadly syndicated reserve-based loans and is less than 1% of our total loans. All of these loans are secured and in a first-lien position. The customer base consists of larger firms that generally have had access to the capital markets and/or are backed by private equity firms. This lending group has no exposure to oil field services companies. However, we have a few legacy oil field services customers for which the remaining aggregate credit exposure is negligible.
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
We have other energy related exposures, including utilities, mining, wholesale distributors, transportation companies, gas stations, and pipelines. We continue to monitor these exposures closely. However, these exposures have different factors affecting their performance, and we have not seen the same level of volatility in performance or risk rating migration.
Consumer Credit
Refer to the “Consumer Credit” section of our 2015 Form 10-K for our consumer credit underwriting and on-going credit management processes.

Table 12 - Selected Home Equity and Residential Mortgage Portfolio Data
(dollar amounts in millions)
	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Ending balance	$5,243	$5,191	$3,205	$3,279	$6,377	$5,998
Portfolio weighted average LTV ratio(1)	72%	72%	82%	82%	75%	75%
Portfolio weighted average FICO score(2)	764	764	755	753	754	752
	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Six months ended June 30,
	2016	2015	2016	2015	2016	2015
Originations	$836	$840	$499	$438	$781	$771
Origination weighted average LTV ratio(1)	73%	74%	85%	84%	83%	84%
Origination weighted average FICO score(2)	777	779	767	768	755	755

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

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
Credit quality performance in the 2016 second quarter reflected continued overall positive results. NPA’s decreased 7% from the prior quarter to $490 million. Net charge-offs increased by $8 million from the prior quarter, primarily due to one large CRE recovery in the previous quarter, however NCOs were 0.13% of average total loans and leases. The ACL to total loans and leases ratio declined by 1 basis point to 1.33%, due to overall loan growth.
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
Of the $313 million of CRE and C&I-related NALs at June 30, 2016, $236 million, or 75%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 13 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Nonaccrual loans and leases (NALs): (1)
Commercial and industrial	$289,811	$307,824	$175,195	$157,902	$149,713
Commercial real estate	23,663	30,801	28,984	27,516	43,888
Automobile	5,049	7,598	6,564	5,551	4,190
Residential mortgage	85,174	90,303	94,560	98,908	91,198
Home equity	56,845	62,208	66,278	66,446	75,282
Other consumer	5	—	—	154	68
Total nonaccrual loans and leases	460,547	498,734	371,581	356,477	364,339
Other real estate, net:
Residential	26,653	23,175	24,194	21,637	25,660
Commercial	2,248	2,957	3,148	3,273	3,572
Total other real estate, net	28,901	26,132	27,342	24,910	29,232
Other NPAs (2)	376	—	—	—	2,440
Total nonperforming assets	$489,824	$524,866	$398,923	$381,387	$396,011
Nonaccrual loans and leases as a % of total loans and leases	0.88%	0.97%	0.74%	0.72%	0.75%
NPA ratio (3)	0.93	1.02	0.79	0.77	0.81
(NPA+90days)/(Loan+OREO) (4)	1.12	1.22	1.00	0.98	1.03

(1)	Excludes loans transferred to held-for-sale.

(2)	Other nonperforming assets includes certain impaired investment securities.

(3)	Nonperforming assets divided by the sum of loans and leases, net other real estate owned, and other NPAs.

(4)	The sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and other real estate.
2016 Second Quarter versus 2016 First Quarter
Total NPAs decreased by $35 million, or 7% compared with March 31, 2016:

•	$18 million, or 6%, decline in C&I NALs, primarily the result of resolutions and paydowns during the quarter.

•	$7 million, or 23%, decline in CRE NALs, reflecting the resolution of one credit during the quarter.

•	$5 million, or 9%, decline in home equity NALs, reflecting the overall improvement in the real estate market and lower delinquencies as compared to prior periods, consistent with our expectations.

•
$5 million, or 6%, decline in residential mortgage NALs, reflecting the overall improvement in the real estate market and lower delinquencies as compared to prior periods, consistent with our expectations.

2016 Second Quarter versus 2015 Fourth Quarter.
The $91 million, or 23%, increase in NPAs compared with December 31, 2015, represents:

•	$115 million or 65%, increase in C&I NALs, with the majority of the increase in our energy related E&P and coal portfolios.
Primarily offset by:

•	$9 million or 14% decline in home equity NALs, reflecting the overall improvement in the real estate market and lower delinquencies as compared to prior periods.

•	$9 million or 10% decline in residential mortgage NALs, reflecting the overall improvement in the real estate market and lower delinquencies as compared to prior periods.

•	$5 million, or 18%, decline in CRE NALs, reflecting the resolution of one credit during the year.
TDR Loans
(This section should be read in conjunction with Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccruing TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulatory regulations regarding the treatment of certain bankruptcy filing situations. Over the past five quarters, the accruing component of the total TDR balance has been between 86% and 80% indicating there is no identified credit loss and the borrowers continue to make their monthly payments.  In fact, over 80% of the $460 million of accruing TDRs secured by residential real estate (Residential mortgage and Home Equity in Table 14) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs as presented in Table 15 come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 14 - Accruing and Nonaccruing Troubled Debt Restructured Loans (1)
(dollar amounts in thousands)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Troubled debt restructured loans—accruing:
Commercial and industrial	$232,112	$205,989	$235,689	$241,327	$233,346
Commercial real estate	85,015	108,861	115,074	103,767	158,056
Automobile	25,892	25,856	24,893	24,537	24,774
Home equity	203,047	204,244	199,393	192,356	279,864
Residential mortgage	256,859	259,750	264,666	277,154	266,986
Other consumer	4,522	4,768	4,488	4,569	4,722
Total troubled debt restructured loans—accruing	807,447	809,468	844,203	843,710	967,748
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	77,592	83,600	56,919	54,933	46,303
Commercial real estate	6,833	14,607	16,617	12,806	19,490
Automobile	4,907	7,407	6,412	5,400	4,030
Home equity	21,145	23,211	20,996	19,188	26,568
Residential mortgage	63,638	68,918	71,640	68,577	65,415
Other consumer	142	191	151	152	160
Total troubled debt restructured loans—nonaccruing	174,257	197,934	172,735	161,056	161,966
Total troubled debt restructured loans	$981,704	$1,007,402	$1,016,938	$1,004,766	$1,129,714

(1)	Excludes TDRs transferred from loans to loans held for sale.
The following table reflects TDR activity for each of the past five quarters:

Table 15 - Troubled Debt Restructured Loan Activity
(dollar amounts in thousands)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Troubled debt restructured loans—accruing:
TDRs, beginning of period	$809,468	$844,203	$843,710	$967,748	$888,125
New TDRs	153,041	159,877	144,779	200,014	207,707
Payments	(72,743)	(51,241)	(51,963)	(86,450)	(59,451)
Charge-offs	(574)	(1,100)	(948)	(1,539)	(1,103)
Sales	(5,316)	(3,631)	(4,074)	(3,332)	(4,127)
Transfer to held-for-sale	—	—	—	(88,415)	—
Transfer to OREO	(104)	(206)	(30)	(228)	(410)
Restructured TDRs—accruing (1)	(72,188)	(106,012)	(54,082)	(96,336)	(61,570)
Other (2)	(4,137)	(32,422)	(33,189)	(47,752)	(1,423)
TDRs, end of period	$807,447	$809,468	$844,203	$843,710	$967,748

Troubled debt restructured loans—nonaccruing:
TDRs, beginning of period	$197,934	$172,735	$161,056	$161,966	$150,548
New TDRs	23,541	34,632	48,643	31,977	52,204
Payments	(24,461)	(20,377)	(20,833)	(31,372)	(5,017)
Charge-offs	(12,183)	(2,858)	(6,323)	(14,010)	(11,204)
Sales	(499)	—	—	—	(381)
Transfer to held-for-sale	—	—	—	(8,371)	—
Transfer to OREO	(3,742)	(3,164)	(2,052)	(2,050)	(2,973)
Restructured TDRs—nonaccruing (1)	(5,855)	(12,314)	(39,771)	(17,398)	(20,456)
Other (2)	(478)	29,280	32,015	40,314	(755)
TDRs, end of period	$174,257	$197,934	$172,735	$161,056	$161,966

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

(2)	Primarily includes transfers between accruing and nonaccruing categories.
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
The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 16 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
Commercial
Commercial and industrial	$323,465	41%	$320,367	41%	$298,746	41%	$284,329	40%	$285,041	41%
Commercial real estate	101,042	9	102,074	10	100,007	10	109,967	11	92,060	11
Total commercial	424,507	50	422,441	51	398,753	51	394,296	51	377,101	52
Consumer
Automobile	50,531	20	48,032	19	49,504	19	43,949	19	39,102	18
Home equity	76,482	17	78,102	17	83,671	17	86,838	17	111,178	17
Residential mortgage	42,392	12	40,842	12	41,646	12	42,794	12	51,679	12
Other consumer	29,152	1	24,302	1	24,269	1	24,061	1	20,482	1
Total consumer	198,557	50	191,278	49	199,090	49	197,642	49	222,441	48
Total allowance for loan and lease losses	623,064	100%	613,719	100%	597,843	100%	591,938	100%	599,542	100%
Allowance for unfunded loan commitments	73,748		75,325		72,081		64,223		55,371
Total allowance for credit losses	$696,812		$689,044		$669,924		$656,161		$654,913
Total allowance for loan and leases losses as % of:
Total loans and leases		1.19%		1.19%		1.19%		1.19%		1.23%
Nonaccrual loans and leases		135		123		161		166		165
Nonperforming assets		127		117		150		155		151
Total allowance for credit losses as % of:
Total loans and leases		1.33%		1.34%		1.33%		1.32%		1.34%
Nonaccrual loans and leases		151		138		180		184		180
Nonperforming assets		142		131		168		172		165

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

2016 Second Quarter versus 2015 Fourth Quarter
The $27 million, or 4%, increase in the ACL compared with December 31, 2015, was driven by:

•	$25 million, or 8%, increase in the ALLL of the C&I portfolio was related to an increase in NALs within our energy related E&P and coal portfolios.

•	$5 million, or 20%, increase in the ALLL of the other consumer portfolio. The increase was driven by growth in our credit card segment.

•	$2 million, or 2%, increase in the AULC driven primarily by an increase in criticized unfunded exposures within the energy sector portfolio.
Partially offset by:

•	$7 million, or 9%, decline in the ALLL of the home equity portfolio. The decline was driven by a reduction in delinquent and nonaccrual loans.
The ACL to total loans ratio of 1.33% at June 30, 2016, remained flat compared to 1.33% at December 31, 2015. Management believes the ratio is appropriate given the risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans.
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

Table 17 - Quarterly Net Charge-off Analysis
(dollar amounts in thousands)

	Three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net charge-offs (recoveries) by loan and lease type (1):
Commercial:
Commercial and industrial	$3,702	$6,514	$2,252	$9,858	$4,411
Commercial real estate:
Construction	(377)	(104)	(296)	(309)	164
Commercial	(296)	(17,372)	(3,939)	(13,512)	5,361
Commercial real estate	(673)	(17,476)	(4,235)	(13,821)	5,525
Total commercial	3,029	(10,962)	(1,983)	(3,963)	9,936
Consumer:
Automobile	4,320	6,770	7,693	4,908	3,442
Home equity	1,078	3,681	4,706	5,869	4,650
Residential mortgage	776	1,647	3,158	2,010	2,142
Other consumer	7,552	7,416	8,249	7,339	5,205
Total consumer	13,726	19,514	23,806	20,126	15,439
Total net charge-offs	$16,755	$8,552	$21,823	$16,163	$25,375
Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.07%	0.13%	0.04%	0.20%	0.09%
Commercial real estate:
Construction	(0.17)	(0.05)	(0.11)	(0.11)	0.07
Commercial	(0.03)	(1.62)	(0.38)	(1.29)	0.51
Commercial real estate	(0.05)	(1.34)	(0.32)	(1.04)	0.43
Total commercial	0.05	(0.17)	(0.03)	(0.06)	0.16
Consumer:
Automobile	0.17	0.28	0.33	0.22	0.17
Home equity	0.05	0.17	0.22	0.28	0.22
Residential mortgage	0.05	0.11	0.21	0.13	0.15
Other consumer	4.93	5.17	6.03	5.91	4.61
Total consumer	0.22	0.32	0.39	0.34	0.27
Net charge-offs as a % of average loans	0.13%	0.07%	0.18%	0.13%	0.21%
(1) Amounts presented above exclude write-downs of $5.1 million in home equity loans for the three months ended September 30, 2015 arising from transfers to loans held for sale.
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
All first-lien mortgage loans greater than 150-days past due are charged-down to the estimated value of the collateral, less anticipated selling costs. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process. For second-lien home equity loans, defaults typically represent full charge-offs, as there is no remaining equity.
2016 Second Quarter versus 2016 First Quarter
NCOs were an annualized 0.13% of average loans and leases in the current quarter, an increase from 0.07% in the 2016 first quarter, but still below our long-term expectation of 0.35% - 0.55%. Commercial charge-offs were negatively impacted by one large recovery in the CRE portfolio in the previous quarter with no similar event in the current quarter. The negative impact was partially offset by broader continued successful workout strategies within the commercial portfolio. Consumer charge-offs for the quarter remain within our expected range. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO detail for the six-month periods ended June 30, 2016 and 2015:

Table 18 - Year to Date Net Charge-off Analysis
(dollar amounts in thousands)

	Six months ended June 30,
	2016	2015
Net charge-offs (recoveries) by loan and lease type (1):
Commercial:
Commercial and industrial	$10,216	$15,814
Commercial real estate:
Construction	(481)	(219)
Commercial	(17,668)	1,732
Commercial real estate	(18,149)	1,513
Total commercial	(7,933)	17,327
Consumer:
Automobile	11,090	7,690
Home equity	4,759	9,275
Residential mortgage	2,423	4,958
Other consumer	14,968	10,557
Total consumer	33,240	32,480
Total net charge-offs	$25,307	$49,807
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.10%	0.16%
Commercial real estate:
Construction	(0.11)	(0.05)
Commercial	(0.82)	0.08
Commercial real estate	(0.70)	0.06
Total commercial	(0.06)	0.14
Consumer:
Automobile	0.22	0.18
Home equity	0.11	0.22
Residential mortgage	0.08	0.17
Other consumer	5.04	4.81
Total consumer	0.27	0.28
Net charge-offs as a % of average loans	0.10%	0.21%
(1) Amounts presented above exclude write-downs arising from transfers to loans held for sale.
2016 First Six months versus 2015 First Six months
NCOs decreased $25 million in the first six-month period of 2016 to $25 million, primarily due to one large recovery in the CRE portfolio. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

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
As it relates to Brexit, we continue to monitor the economic and financial markets impacts. We do expect some volatility and uncertainty in the capital markets, which could impact our financial results given our interest rate sensitivity. We continue to manage our interest rate sensitivity in accordance with our policies and remain committed to executing our strategic plan.
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

Table 19 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-2.0%	-4.0%
June 30, 2016	-0.8%	2.1%	4.1%
December 31, 2015	-0.3%	0.7%	0.3%
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
Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at June 30, 2016, shows that Huntington’s earnings are more asset sensitive at June 30, 2016 than at December 31, 2015, as a result of the $3.5 billion notional value reduction in asset receive-fixed cash flow swaps and the introduction of new Non-Maturity Deposit models in the 2016 first quarter.
As of June 30, 2016, Huntington had $11.5 billion of notional value in receive-fixed cash flow swaps, which we use for asset and liability management purposes. At June 30, 2016, the following table shows the expected maturity for asset and liability receive-fixed cash flow swaps:

Table 20 - Expected Maturity for Asset and Liability Receive-Fixed Cash Flow Swaps
(dollar amounts in thousands)	Asset receive fixed-generic cash flow swaps	Liability receive fixed-generic cash flow swaps
2016	$1,375,000	$850,000
2017	3,250,000	500,000
2018	75,000	2,610,000
2019	—	575,000
2020	—	1,300,000
2021	—	990,000

Table 21 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-5.0%	-12.0%
June 30, 2016	-1.2%	2.5%	2.9%
December 31, 2015	-0.4%	-0.5%	-2.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.
Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at June 30, 2016 shows that the economic value of equity position is more asset sensitive compared with December 31, 2015 primarily due to the decline in spot and forward interest rates over the period, which results in a modeled increase in prepayments for mortgage-related assets. EVE asset sensitivity was also driven to a lesser extent by the introduction of new Non-Maturity Deposit models in the 2016 first quarter and adjustments to modeled prepayment for non-mortgage related securities.
MSRs
(This section should be read in conjunction with Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2016, we had a total of $134 million of capitalized MSRs representing the right to service $16.2 billion in mortgage loans. Of this $134 million, $13 million was recorded using the fair value method and $121 million was recorded using the amortization method.
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

Table 22 - Expected Life of Investment Securities
(dollar amounts in thousands)
	June 30, 2016
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$682,978	$672,177	$19,205	$19,238
After 1 year through 5 years	5,454,666	5,557,358	3,819,702	3,901,761
After 5 years through 10 years (1)	2,492,878	2,514,932	1,813,033	1,858,472
After 10 years	547,095	562,788	6,625	6,753
Other securities	345,343	345,783	—	—
Total	$9,522,960	$9,653,038	$5,658,565	$5,786,224

(1)	A portion of the securities with an average life of 5 years to 10 years, are variable rate; resulting in an average duration of 4.12 years.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2016, these core deposits funded 70% of total assets (98% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $21 million and $16 million at June 30, 2016 and December 31, 2015, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 23 - Deposit Composition
(dollar amounts in millions)
	June 30,		March 31,		December 31,		September 30,		June 30,
	2016		2016		2015		2015		2015
By Type:
Demand deposits—noninterest-bearing	$16,324	30%	$16,571	30%	$16,480	30%	$16,935	31%	$17,011	32%
Demand deposits—interest-bearing	8,412	15	8,174	15	7,682	14	6,574	12	6,627	12
Money market deposits	19,480	34	19,844	35	19,792	36	19,494	36	18,580	35
Savings and other domestic deposits	5,341	10	5,423	10	5,246	9	5,189	10	5,240	10
Core certificates of deposit	1,866	4	2,123	4	2,382	4	2,483	5	2,580	5
Total core deposits:	51,423	93	52,135	94	51,582	93	50,675	94	50,038	94
Other domestic deposits of $250,000 or more	380	1	424	1	501	1	263	—	178	—
Brokered deposits and negotiable CDs	3,017	6	2,890	5	2,944	5	2,904	5	2,705	5
Deposits in foreign offices	223	—	180	—	268	1	403	1	552	1
Total deposits	$55,043	100%	$55,629	100%	$55,295	100%	$54,245	100%	$53,473	100%
Total core deposits:
Commercial	$24,308	47%	$24,543	47%	$24,474	47%	$24,886	49%	$24,103	48%
Consumer	27,115	53	27,592	53	27,108	53	25,789	51	25,935	52
Total core deposits	$51,423	100%	$52,135	100%	$51,582	100%	$50,675	100%	$50,038	100%

Table 24 - Federal Funds Purchased and Repurchase Agreements
(dollar amounts in millions)
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$149	$204	$601	$1,051	$1,101
Federal Home Loan Bank advances	1,800	250	—	400	375
Other short-term borrowings	8	18	14	3	35
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.05%	0.04%	0.13%	0.05%	0.05%
Federal Home Loan Bank advances	0.42	0.41	—	0.19	0.15
Other short-term borrowings	4.19	2.13	0.27	0.19	0.17
Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$258	$401	$601	$1,051	$1,101
Federal Home Loan Bank advances	1,800	1,575	—	400	1,850
Other short-term borrowings	21	20	14	3	35
Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$515	$582	$503	$685	$898

Federal Home Loan Bank advances	504	553	13	136	1,236
Other short-term borrowings	13	9	9	23	19
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.25%	0.18%	0.05%	0.05%	0.07%
Federal Home Loan Bank advances	0.42	0.40	0.25	0.16	0.16
Other short-term borrowings	1.81	3.69	1.99	0.78	1.94
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $18.0 billion and $17.5 billion at June 30, 2016 and December 31, 2015, respectively.
For further information related to debt issuances please see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.
At June 30, 2016, total wholesale funding was $12.1 billion, an increase from $10.9 billion at December 31, 2015. The increase from prior year-end primarily relates to an increase in short-term borrowings.
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
At June 30, 2016, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At June 30, 2016 and December 31, 2015, the parent company had $2.1 billion and $0.9 billion, respectively, in cash and cash equivalents. The increase primarily relates to 2016 issuances of long-term debt and preferred stock.
On July 20, 2016, the board of directors declared a quarterly common stock cash dividend of $0.07 per common share. The dividend is payable on October 3, 2016, to shareholders of record on September 19, 2016. Based on the current quarterly dividend of $0.07 per common share, cash demands required for common stock dividends are estimated to be approximately $56 million per quarter. On July 20, 2016, the board of directors declared a quarterly Series A, Series B, and Series D Preferred Stock dividend payable on October 17, 2016 to shareholders of record on October 1, 2016. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $8 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $300 thousand per quarter. Cash demands required for Series D Preferred Stock are expected to be approximately $9 million per quarter.
During the second quarter, the Bank returned capital totaling $162 million to the holding company. The Bank declared a return of capital to the holding company of $175 million in the 2016 third quarter. To help meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time. In April 2016, the Bank issued $490 million of preferred stock to the holding company. In the 2016 third quarter, the Bank declared a preferred dividend of $7 million to the holding company.

On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements). Considering this potential obligation, and expected quarterly dividend payments, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
Our objective for managing cyber security risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to execute a cyber attack. To this end we employ a set of defense in-depth strategies, which include efforts to make Huntington less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cyber security may be escalated to our board-level Technology Committee, as appropriate. As a complement to the overall cyber security risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third party services to test the effectiveness of our cyber security risk management framework, and any such third parties are required to comply with our policies regarding information security and confidentiality.
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

Table 25 - Capital Under Current Regulatory Standards (transitional Basel III basis)
(dollar amounts in millions except per share amounts)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$7,507	$7,158	$6,595	$6,583	$6,496
Regulatory capital adjustments:
Shareholders’ preferred equity	(971)	(773)	(386)	(386)	(386)
Accumulated other comprehensive loss (income) offset	134	167	226	140	186
Goodwill and other intangibles, net of taxes	(700)	(703)	(695)	(697)	(701)
Deferred tax assets that arise from tax loss and credit carryforwards	(21)	(29)	(19)	(15)	(15)
Common equity tier 1 capital	5,949	5,820	5,721	5,625	5,580
Additional tier 1 capital
Shareholders’ preferred equity	971	773	386	386	386
Qualifying capital instruments subject to phase-out	—	—	76	76	76
Other	(14)	(19)	(29)	(22)	(22)
Tier 1 capital	6,906	6,574	6,154	6,065	6,020
LTD and other tier 2 qualifying instruments	590	611	563	623	623
Qualifying allowance for loan and lease losses	697	689	670	656	655
Tier 2 capital	1,287	1,300	1,233	1,279	1,278
Total risk-based capital	$8,193	$7,874	$7,387	$7,344	$7,298
Risk-weighted assets (RWA)	$60,721	$59,798	$58,420	$57,839	$57,850
Common equity tier 1 risk-based capital ratio	9.80%	9.73%	9.79%	9.72%	9.65%
Other regulatory capital data:
Tier 1 leverage ratio	9.55	9.29	8.79	8.85	8.98
Tier 1 risk-based capital ratio	11.37	10.99	10.53	10.49	10.41
Total risk-based capital ratio	13.49	13.17	12.64	12.70	12.62

Table 26 - Capital Adequacy—Non-Regulatory
(dollar amounts in millions)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Consolidated capital calculations:
Common shareholders’ equity	$6,536	$6,385	$6,209	$6,197	$6,110
Preferred shareholders’ equity	971	773	386	386	386
Total shareholders’ equity	7,507	7,158	6,595	6,583	6,496
Goodwill	(677)	(677)	(677)	(677)	(678)
Other intangible assets	(48)	(51)	(55)	(59)	(63)
Other intangible assets deferred tax liability (1)	17	18	19	21	22
Total tangible equity	6,799	6,448	5,882	5,868	5,777
Preferred shareholders’ equity	(971)	(773)	(386)	(386)	(386)
Total tangible common equity	$5,828	$5,675	$5,496	$5,482	$5,391
Total assets	$73,954	$72,645	$71,018	$70,186	$68,824
Goodwill	(677)	(677)	(677)	(677)	(678)
Other intangible assets	(48)	(51)	(55)	(59)	(63)
Other intangible assets deferred tax liability (1)	17	18	19	21	22
Total tangible assets	$73,246	$71,935	$70,305	$69,471	$68,105
Tangible equity / tangible asset ratio	9.28%	8.96%	8.37%	8.45%	8.48%
Tangible common equity / tangible asset ratio	7.96	7.89	7.82	7.89	7.92

(1)	Calculated assuming a 35% tax rate.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 27 - Regulatory Capital Data
(dollar amounts in millions)

		Basel III
		June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Total risk-weighted assets	Consolidated	$60,721	$59,798	$58,420	$57,839	$57,850
	Bank	60,674	59,723	58,351	57,750	57,772
Common equity tier I risk-based capital	Consolidated	5,949	5,821	5,721	5,625	5,580
	Bank	5,578	5,518	5,519	5,475	5,497
Tier 1 risk-based capital	Consolidated	6,906	6,574	6,154	6,065	6,020
	Bank	6,221	5,672	5,735	5,692	5,716
Tier 2 risk-based capital	Consolidated	1,287	1,300	1,233	1,279	1,278
	Bank	1,331	1,119	1,115	1,101	747
Total risk-based capital	Consolidated	8,193	7,874	7,387	7,344	7,298
	Bank	7,552	6,791	6,851	6,793	6,463
Tier 1 leverage ratio	Consolidated	9.55%	9.29%	8.79%	8.85%	8.98%
	Bank	8.61	8.02	8.21	8.33	8.54
Common equity tier I risk-based capital ratio	Consolidated	9.80	9.73	9.79	9.72	9.65
	Bank	9.19	9.24	9.46	9.48	9.51
Tier 1 risk-based capital ratio	Consolidated	11.37	10.99	10.53	10.49	10.41
	Bank	10.25	9.50	9.83	9.86	9.89
Total risk-based capital ratio	Consolidated	13.49	13.17	12.64	12.70	12.62
	Bank	12.45	11.37	11.74	11.76	11.19
At June 30, 2016, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
Shareholders’ Equity
We generate shareholders’ equity primarily through the retention of earnings, net of dividends and share repurchases. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $7.5 billion at June 30, 2016, an increase of $0.9 billion when compared with December 31, 2015. During the 2016 first and second quarter, Huntington issued $400 million and $200 million of preferred stock, respectively. Costs of $15 million related to the issuance are reported as a direct deduction from the face amount of the stock.
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements).
On June 29, 2016, Huntington announced that the Federal Reserve did not object to Huntington's proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in April 2016 as part of the 2016 Comprehensive Capital Analysis and Review (“CCAR”). These actions included a 14% increase in the quarterly dividend per common share to $0.08, starting in the fourth quarter of 2016. Huntington’s capital plan also included the issuance of capital in connection with the pending acquisition of FirstMerit Corporation and continues the previously announced suspension of the company’s share repurchase program.
Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
On July 20, 2016, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on October 3, 2016. Also, cash dividends of $0.07 per share were declared on April 21, 2016 and January 20, 2016.
On July 20, 2016, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on October 17, 2016. Also, cash dividends of $21.25 per share were declared on April 21, 2016 and January 20, 2016.

On July 20, 2016, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $8.45 per share. The dividend is payable on October 17, 2016. Also, cash dividends of $8.32 per share and $8.31 per share were declared on April 21, 2016 and January 20, 2016, respectively.
On July 20, 2016, our board of directors also declared a quarterly cash dividend on our 6.25% Series D Non-Cumulative Perpetual Convertible Preferred Stock of $15.63 per share. The dividend is payable on October 17, 2016. Also, cash dividends of $19.79 per share were declared on April 21, 2016.
Share Repurchases
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. Huntington's capital plan continues the previously announced suspension of the company's share repurchase program.
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
Net Income by Business Segment
The segregation of net income by business segment for the six-month periods ending June 30, 2016 and June 30, 2015 is presented in the following table:

Table 28 - Net Income (Loss) by Business Segment
(dollar amounts in thousands)
	Six months ended June 30,
	2016	2015
Retail and Business Banking	$127,153	$111,061
Commercial Banking	74,107	102,681
AFCRE	86,689	84,698
RBHPCG	23,280	4,468
Home Lending	7,908	353
Treasury/Other	26,717	58,799
Total net income	$345,854	$362,060
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
The growth in consumer checking account number of households is a result of both new sales of checking accounts, retention of existing checking account households, and growth in balances. The overall objective is to grow the number of households, along with an increase in product penetration.
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
The following table presents consumer checking account household OCR metrics:

Table 29 - Consumer Checking Household OCR Cross-sell Report

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Number of households (1)	1,549,059	1,530,025	1,511,474	1,508,209	1,491,967
Product Penetration by Number of Services (2)
1 Service	2.6%	2.6%	2.6%	2.6%	2.5%
2-3 Services	16.2	16.0	16.4	16.8	17.0
4-5 Services	28.8	28.8	29.1	29.2	29.5
6+ Services	52.4	52.6	51.9	51.4	51.0

Total revenue (in millions)	$308	$293	$294	$289	$280

(1)	Checking account required.

(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.
Our emphasis on cross-sell, coupled with customers being attracted to the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking TM, are having a positive effect. The percent of consumer households with 6 or more product services at the end of the 2016 second quarter was 52.4%, up from 51.0% from the year-ago quarter due to increased product sales and services used.
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
The following table presents commercial relationship OCR metrics:

Table 30 - Commercial Relationship OCR Cross-sell Report

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Commercial Relationships (1)	172,880	171,053	168,774	169,152	168,088
Product Penetration by Number of Services (2)
1 Service	11.8%	12.1%	13.7%	14.0%	14.3%
2-3 Services	40.9	40.4	42.0	42.3	42.3
4+ Services (3)	47.3	47.5	44.3	43.7	43.4

Total revenue (in millions)	$226	$221	$222	$229	$222

(1)	Checking account required.

(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

(3)	During the 2016 first quarter, there was a pricing change to a treasury management product that resulted in a one-time increase in our 4+ services data.

By focusing on targeted relationships, we are able to achieve higher product service penetration among our commercial relationships and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with 4 or more product services at the end of the 2016 second quarter was 47.3%, up from 43.4% from the year-ago quarter. Total commercial relationship revenue for the 2016 second quarter was $226 million, up $4 million, or 2%, from the year-ago quarter.

Retail and Business Banking

Table 31 - Key Performance Indicators for Retail and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Net interest income	$535,433	$505,571	$29,862	6%
Provision for credit losses	33,745	26,553	7,192	27
Noninterest income	246,462	208,696	37,766	18
Noninterest expense	552,530	516,851	35,679	7
Provision for income taxes	68,467	59,802	8,665	14
Net income	$127,153	$111,061	$16,092	14%
Number of employees (average full-time equivalent)	5,383	5,266	117	2%
Total average assets (in millions)	$15,788	$15,536	$252	2
Total average loans/leases (in millions)	13,671	13,580	91	1
Total average deposits (in millions)	31,035	29,927	1,108	4
Net interest margin	3.55%	3.48%	0.07%	2
NCOs	$27,278	$26,789	$489	2
NCOs as a % of average loans and leases	0.40%	0.39%	0.01%	3
2016 First Six months vs. 2015 First Six months
Retail and Business Banking reported net income of $127 million in the first six-month period of 2016. This was an increase of $16 million, or 14%, compared to the year-ago period. Segment net interest income increased $30 million, or 6%, primarily due to an increase in total average deposits, and a 7 basis point improvement in the net interest margin. The provision for credit losses increased $7 million, or 27%, as a result of enhancements made to the ACL estimation process in the 2015 first quarter. Noninterest income increased $38 million, or 18%, due to an increase in card and payment processing income and service charges on deposit accounts, which were driven by higher debit card-related transaction volumes and an increase in the number of households. The increase in noninterest income is also attributed to mortgage banking income which was primarily driven by increased referrals to Home Lending due to an improved mortgage refinance market. Noninterest expense increased $36 million, or 7%, due to an increase in personnel and occupancy expense, which were mostly off-set by a decrease in the amortization of intangibles. The increase in allocated noninterest expense was mostly offset by the increases in noninterest income.

Commercial Banking

Table 32 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Net interest income	$202,623	$169,315	$33,308	20%
Provision for credit losses	29,562	3,808	25,754	676
Noninterest income	123,499	125,254	(1,755)	(1)
Noninterest expense	182,549	132,790	49,759	37
Provision for income taxes	39,904	55,290	(15,386)	(28)
Net income	$74,107	$102,681	$(28,574)	(28)%
Number of employees (average full-time equivalent)	1,205	1,099	106	10%
Total average assets (in millions)	$17,515	$15,528	$1,987	13
Total average loans/leases (in millions)	13,767	12,476	1,291	10
Total average deposits (in millions)	11,075	10,988	87	1
Net interest margin	2.75%	2.60%	0.15%	6
NCOs	$16,261	$12,261	$4,000	33
NCOs as a % of average loans and leases	0.24%	0.20%	0.04%	20
2016 First Six months vs. 2015 First Six months
Commercial Banking reported net income of $74 million in the first six-month period of 2016. This was a decrease of $29 million, or 28%, compared to the year-ago period. Segment net interest income increased $33 million, or 20%, primarily due to higher earning asset yields related to the Huntington Technology Finance acquisition late in the 2015 first quarter, an increase in average loans/leases, recoveries from previously charged-off loans, and the increase in average available-for-sale securities which are related to direct purchase municipal instruments. The provision for credit losses increased $26 million, or 676%, as a result of additional reserves for the energy sector portfolio and an increase in NCOs. Noninterest expense increased due to an increase in personnel expense and operating lease expense, which was attributed to the late 2015 first quarter acquisition of Huntington Technology Finance. The increase in allocated noninterest expense was partially offset by an increase in allocated noninterest income.

Automobile Finance and Commercial Real Estate

Table 33 - Key Performance Indicators for Automobile Finance and Commercial Real Estate
(dollar amounts in thousands unless otherwise noted)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Net interest income	$191,171	$190,204	$967	1%
Provision (reduction in allowance) for credit losses	(6,891)	2,115	(9,006)	(426)
Noninterest income	17,840	16,249	1,591	10
Noninterest expense	82,534	74,033	8,501	11
Provision for income taxes	46,679	45,607	1,072	2
Net income	$86,689	$84,698	$1,991	2%
Number of employees (average full-time equivalent)	310	294	16	5%
Total average assets (in millions)	$18,350	$16,679	$1,671	10
Total average loans/leases (in millions)	17,289	15,422	1,867	12
Total average deposits (in millions)	1,644	1,432	212	15
Net interest margin	2.17%	2.38%	(0.21)%	(9)
NCOs	$(16,933)	$4,014	$(20,947)	(522)
NCOs as a % of average loans and leases	(0.20)%	0.05%	(0.25)%	(500)

2016 First Six months vs. 2015 First Six months

AFCRE reported net income of $87 million in the first six-month period of 2016. This was an increase of $2 million, or 2%, compared to the year-ago period. Segment net interest income was essentially unchanged, as the benefit from higher loan balances were offset by a 21 basis point decline in the net interest margin. The provision (reduction in allowance) for credit losses decreased by $9 million, primarily due to an increase in CRE net recoveries. Noninterest income increased $2 million, or 10%, primarily due to a $6 million increase in fee sharing revenue, primarily related to the sale of interest rate derivative products, and a $2 million increase in realized and unrealized gains associated with community development equity investments. These increases were partially offset by the year ago quarter including a $5 million gain on sale of loans from the automobile loan securitization. Noninterest expense increased $9 million, or 11%, primarily due to an increase in personnel costs and other allocated costs attributed to higher production and portfolio balance levels.

Regional Banking and The Huntington Private Client Group

Table 34 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Net interest income	$79,781	$54,575	$25,206	46%
Provision (reduction in allowance) for credit losses	(1,500)	4,240	(5,740)	(135)
Noninterest income	55,395	78,388	(22,993)	(29)
Noninterest expense	100,860	121,849	(20,989)	(17)
Provision for income taxes	12,536	2,406	10,130	421
Net income	$23,280	$4,468	$18,812	421%
Number of employees (average full-time equivalent)	879	966	(87)	(9)%
Total average assets (in millions)	$4,340	$3,361	$979	29
Total average loans/leases (in millions)	3,894	2,910	984	34
Total average deposits (in millions)	7,879	6,758	1,121	17
Net interest margin	2.06%	1.65%	0.41%	25
NCOs	$(3,015)	$4,028	$(7,043)	N.R.
NCOs as a % of average loans and leases	(0.15)%	0.28%	(0.43)%	N.R.
Total assets under management (in billions)—eop	$12.2	$14.1	$(1.9)	(13)
Total trust assets (in billions)—eop	86.1	81.1	5.0	6%
N.R.—Not relevant.
eop—End of Period.
2016 First Six months vs. 2015 First Six months
RBHPCG reported net income of $23 million in the first six-month period of 2016. This was an increase of $19 million, or 421%, compared to the year-ago period. Segment net interest income increased $25 million, or 46%, mainly due to an increase in average total loans and deposits. The increase in average total loans was due to a transfer of $836 million in portfolio mortgage loans originated by Home Lending. The increase in average total deposits was the result of growth in the new Private Client Account interest checking product and growth in commercial and consumer money-market deposit account balances. The provision (reduction in allowance) for credit losses decreased $6 million, or 135%, primarily due to net recoveries in the current period. Noninterest income decreased $23 million, or 29%, primarily due to the sale of HASI and HAA at the end of 2015. Noninterest expense decreased $21 million, or 17%, due to reduced expense resulting from the sale of HASI and HAA, and reduced allocated costs.

Home Lending

Table 35 - Key Performance Indicators for Home Lending
(dollar amounts in thousands unless otherwise noted)
	Six months ended June 30,		Change
	2016	2015	Amount	Percent
Net interest income	$27,433	$31,630	$(4,197)	(13)%
Provision (reduction in allowance) for credit losses	(2,825)	4,294	(7,119)	N.R.
Noninterest income	33,971	50,634	(16,663)	(33)
Noninterest expense	52,063	77,427	(25,364)	(33)
Provision for income taxes	4,258	190	4,068	N.R.
Net income (loss)	$7,908	$353	$7,555	N.R.
Number of employees (average full-time equivalent)	982	954	28	3%
Total average assets (in millions)	$3,126	$3,931	$(805)	(20)
Total average loans/leases (in millions)	2,558	3,336	(778)	(23)
Total average deposits (in millions)	351	354	(3)	(1)
Net interest margin	1.87%	1.70%	0.17%	10
NCOs	$1,717	$2,415	$(698)	(29)
NCOs as a % of average loans and leases	0.13%	0.14%	(0.01)%	(7)
Mortgage banking origination volume (in millions)	$2,535	$2,435	$100	4
N.R.—Not relevant.
2016 First Six months vs. 2015 First Six months
Home Lending reported net income of $8 million in the first six-month period of 2016 compared to a net income of $0.4 million in the year-ago period. Segment net interest income decreased $4 million, or 13%, which primarily reflects the transfer of $836 million of portfolio mortgage loans to the RBHPCG segment. The provision (reduction in allowance) for credit losses decreased $7 million, due to a higher provision in the year-ago quarter from updated assumptions made to the ACL estimation process in 2015. Noninterest income decreased by $17 million, or 33%, primarily due to net MSR hedging impacts and higher fee sharing to other business segments from higher production volume. Noninterest expense declined $25 million, or 33%, primarily due to lower allocated expenses.

ADDITIONAL DISCLOSURES
Forward-Looking Statements
This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements about the benefits of the proposed merger transaction with FirstMerit, the merger parties’ plans, objectives, expectations and intentions, the expected timing of completion of the transaction with FirstMerit, and other statements that are not historical facts. Such statements are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, believe, intend, estimate, plan, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions, uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board, volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of Huntington’s and FirstMerit’s respective business strategies, including market acceptance of any new products or services implementing Huntington’s “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB, and the regulatory approval process associated with the merger; the possibility that the proposed transaction with

FirstMerit does not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Huntington and FirstMerit do business; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; Huntington’s ability to complete the acquisition and integration of FirstMerit successfully; and other factors that may affect future results of Huntington and FirstMerit. Additional factors that could cause results to differ materially from those described above can be found in Huntington’s Annual Report on Form 10-K for the year ended December 31, 2015 and in its subsequent Quarterly Reports on Form 10-Q, including for the quarter ended March 31, 2016, each of which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of Huntington’s website, http://www.huntington.com, under the heading “Publications and Filings” and in other documents Huntington files with the SEC, and in FirstMerit’s Annual Report on Form 10-K for the year ended December 31, 2015 and in its subsequent Quarterly Reports on Form 10-Q, including for the quarter ended March 31, 2016, each of which is on file with the SEC and available in the “Investors” section of FirstMerit’s website, http://www.firstmerit.com, under the heading “Publications & Filings” and in other documents FirstMerit files with the SEC.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. Neither Huntington nor FirstMerit assumes any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
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
On June 16, 2016, the FASB issued Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an expected losses approach for calculating credit reserves on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.
For further discussion, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands, except number of shares)	June 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$867,180	$847,156
Interest-bearing deposits in banks	44,896	51,838
Trading account securities	35,289	36,997
Loans held for sale (includes $614,626 and $337,577 respectively, measured at fair value) (1)	786,993	474,621
Available-for-sale and other securities	9,653,038	8,775,441
Held-to-maturity securities	5,658,565	6,159,590
Loans and leases (includes $37,903 and $34,637 respectively, measured at fair value) (1)	52,543,421	50,341,099
Allowance for loan and lease losses	(623,064)	(597,843)
Net loans and leases	51,920,357	49,743,256
Bank owned life insurance	1,777,628	1,757,668
Premises and equipment	596,642	620,540
Goodwill	676,869	676,869
Other intangible assets	47,666	54,978
Servicing rights	159,467	189,237
Accrued income and other assets	1,729,427	1,630,110
Total assets	$73,954,017	$71,018,301
Liabilities and shareholders’ equity
Liabilities
Deposits	$55,043,465	$55,294,979
Short-term borrowings	1,956,745	615,279
Long-term debt	7,929,820	7,041,364
Accrued expenses and other liabilities	1,516,683	1,472,073
Total liabilities	66,446,713	64,423,695
Shareholders’ equity
Preferred stock	971,278	386,291
Common stock	8,015	7,970
Capital surplus	7,074,249	7,038,502
Less treasury shares, at cost	(21,358)	(17,932)
Accumulated other comprehensive loss	(134,042)	(226,158)
Retained (deficit) earnings	(390,838)	(594,067)
Total shareholders’ equity	7,507,304	6,594,606
Total liabilities and shareholders’ equity	$73,954,017	$71,018,301
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	801,528,870	796,969,694
Common shares outstanding	799,153,996	794,928,886
Treasury shares outstanding	2,374,874	2,040,808
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,602,571	1,967,071
Preferred shares outstanding	998,006	398,006

(1)	Amounts represent loans for which Huntington has elected the fair value option.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest and fee income:
Loans and leases	$469,770	$436,564	$933,192	$857,177
Available-for-sale and other securities
Taxable	40,992	51,525	80,606	99,381
Tax-exempt	13,795	10,319	26,814	19,605
Held-to-maturity securities—taxable	35,420	20,742	72,209	41,408
Other	5,681	10,645	10,088	14,320
Total interest income	565,658	529,795	1,122,909	1,031,891
Interest expense:
Deposits	22,324	19,865	45,342	39,433
Short-term borrowings	913	731	1,811	1,273
Federal Home Loan Bank advances	72	71	141	447
Subordinated notes and other long-term debt	36,468	18,442	66,668	32,367
Total interest expense	59,777	39,109	113,962	73,520
Net interest income	505,881	490,686	1,008,947	958,371
Provision for credit losses	24,509	20,419	52,091	41,010
Net interest income after provision for credit losses	481,372	470,267	956,856	917,361
Service charges on deposit accounts	75,613	70,118	145,875	132,338
Cards and payment processing income	39,184	35,886	75,631	68,457
Mortgage banking income	31,591	38,518	50,134	61,479
Trust services	22,497	26,550	45,335	55,589
Insurance income	15,947	17,637	32,172	33,532
Brokerage income	14,599	15,184	30,101	30,684
Capital markets fees	13,037	13,192	26,047	27,097
Bank owned life insurance income	12,536	13,215	26,049	26,240
Gain on sale of loans	9,265	12,453	14,660	17,042
Net gains on sales of securities	732	82	732	82
Impairment losses recognized in earnings on available-for-sale securities	(76)	—	(76)	—
Other noninterest income	36,187	38,938	66,319	60,856
Total noninterest income	271,112	281,773	512,979	513,396
Personnel costs	298,949	282,135	584,346	547,051
Outside data processing and other services	63,037	58,508	124,915	109,043
Equipment	31,805	31,694	64,381	61,943
Net occupancy	30,704	28,861	62,180	59,881
Marketing	14,773	15,024	27,041	27,999
Professional services	21,488	12,593	35,026	25,320
Deposit and other insurance expense	12,187	11,787	23,395	21,954
Amortization of intangibles	3,600	9,960	7,312	20,166
Other noninterest expense	47,118	41,215	86,145	77,277
Total noninterest expense	523,661	491,777	1,014,741	950,634
Income before income taxes	228,823	260,263	455,094	480,123
Provision for income taxes	54,283	64,057	109,240	118,063
Net income	174,540	196,206	345,854	362,060
Dividends on preferred shares	19,874	7,968	27,872	15,933
Net income applicable to common shares	$154,666	$188,238	$317,982	$346,127

Average common shares—basic	798,167	806,891	796,961	808,335
Average common shares—diluted	810,371	820,238	809,360	822,023
Per common share:
Net income—basic	$0.19	$0.23	$0.40	$0.43
Net income—diluted	0.19	0.23	0.39	0.42
Cash dividends declared	0.07	0.06	0.14	0.12
OTTI losses for the periods presented:
Total OTTI losses	$(76)	$—	$(3,809)	$—
Noncredit-related portion of loss recognized in OCI	—	—	3,733	—
Impairment losses recognized in earnings on available-for-sale securities	$(76)	$—	$(76)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Net income	$174,540	$196,206	$345,854	$362,060
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	667	8,720	(1,682)	12,110
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	30,603	(33,812)	82,154	5,140
Total unrealized gains (losses) on available-for-sale securities	31,270	(25,092)	80,472	17,250
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	1,134	(629)	9,963	17,586
Change in accumulated unrealized losses for pension and other post-retirement obligations	840	903	1,681	1,806
Other comprehensive income (loss), net of tax	33,244	(24,818)	92,116	36,642
Comprehensive income	$207,784	$171,388	$437,970	$398,702
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

							Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
(All amounts in thousands, except for per share amounts)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock
	Amount	Shares	Amount		Shares	Amount			Total
Six months ended June 30, 2015
Balance, beginning of period	$386,292	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
Net income								362,060	362,060
Other comprehensive income (loss)							36,642		36,642
Repurchase of common stock		(13,783)	(138)	(150,709)					(150,847)
Cash dividends declared:
Common ($0.12 per share)								(96,732)	(96,732)
Preferred Series A ($42.50 per share)								(15,407)	(15,407)
Preferred Series B ($14.85 per share)								(526)	(526)
Recognition of the fair value of share-based compensation				25,573					25,573
Other share-based compensation activity		5,642	57	12,227				(1,935)	10,349
Other		41	—	657	(288)	(3,661)		(20)	(3,024)
Balance, end of period	$386,292	805,036	$8,050	$7,109,493	(1,970)	$(17,043)	$(185,650)	$(804,884)	$6,496,258
Six months ended June 30, 2016
Balance, beginning of period	$386,291	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
Net income								345,854	345,854
Other comprehensive income (loss)							92,116		92,116
Net proceeds from issuance of Series D preferred stock	584,987								584,987
Cash dividends declared:
Common ($0.14 per share)								(111,735)	(111,735)
Preferred Series A ($42.50 per share)								(15,407)	(15,407)
Preferred Series B ($16.63 per share)								(590)	(590)
Preferred Series D ($19.79 per share)								(11,875)	(11,875)
Recognition of the fair value of share-based compensation				27,799					27,799
Other share-based compensation activity		4,559	45	7,872				(3,004)	4,913
Other				76	(334)	(3,426)		(14)	(3,364)
Balance, end of period	$971,278	801,529	$8,015	$7,074,249	(2,375)	$(21,358)	$(134,042)	$(390,838)	$7,507,304
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(dollar amounts in thousands)	2016	2015
Operating activities
Net income	$345,854	$362,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	52,091	41,010
Depreciation and amortization	208,249	167,957
Share-based compensation expense	27,799	25,573
Net gain on sales of securities	(656)	(82)
Net change in:
Trading account securities	1,708	(16,955)
Loans held for sale	(307,880)	(242,111)
Accrued income and other assets	(97,334)	(175,467)
Deferred income taxes	(6,864)	24,138
Accrued expense and other liabilities	70,554	(84,512)
Other, net	(6,883)	(15,516)
Net cash provided by (used for) operating activities	286,638	86,095
Investing activities
Change in interest bearing deposits in banks	6,942	(6,850)
Cash paid for acquisition of a business, net of cash received	—	(457,836)
Proceeds from:
Maturities and calls of available-for-sale and other securities	467,633	916,486
Maturities of held-to-maturity securities	495,645	288,706
Sales of available-for-sale and other securities	170,986	20,126
Purchases of available-for-sale and other securities	(1,405,035)	(1,798,749)
Purchases of held-to-maturity securities	—	(215,447)
Net proceeds from securitization	—	780,117
Net proceeds from sales of portfolio loans	234,608	203,058
Net loan and lease activity, excluding sales and purchases	(2,220,929)	(1,172,432)
Purchases of premises and equipment	(19,846)	(43,093)
Proceeds from sales of other real estate	13,290	21,025
Purchases of loans and leases	(341,985)	(58,341)
Other, net	2,698	1,327
Net cash provided by (used for) investing activities	(2,595,993)	(1,521,903)
Financing activities
Increase (decrease) in deposits	(256,333)	1,821,169
Increase (decrease) in short-term borrowings	1,335,888	(888,979)
Sale of deposits	—	(47,521)
Net proceeds from issuance of long-term debt	1,051,794	1,746,938
Maturity/redemption of long-term debt	(255,750)	(789,408)
Dividends paid on preferred stock	(27,872)	(15,933)
Dividends paid on common stock	(112,087)	(97,310)
Repurchases of common stock	—	(150,847)
Proceeds from stock options exercised	3,887	6,517
Net proceeds from issuance of preferred stock	584,987	—
Other, net	4,865	10,586
Net cash provided by (used for) financing activities	2,329,379	1,595,212

Increase (decrease) in cash and cash equivalents	20,024	159,404
Cash and cash equivalents at beginning of period	847,156	1,220,565
Cash and cash equivalents at end of period	$867,180	$1,379,969

Supplemental disclosures:
Interest paid	$107,428	$67,381
Income taxes paid (refunded)	3,099	87,986
Non-cash activities
Loans transferred to held-for-sale from portfolio	266,527	111,588
Loans transferred to portfolio from held-for-sale	10,661	15,726
Transfer of loans to OREO	12,974	13,028
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. Specifically, Huntington reclassified servicing assets from accrued income and other assets to disclose them as a separate line item on the balance sheets. In addition, debt issuance costs were reclassified to long-term debt from accrued income and other assets as part of adopting ASU 2015-03.
2. ACCOUNTING STANDARDS UPDATE
ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Subsequently, the FASB issued a one-year deferral for implementation, which results in new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. The FASB, however, permitted adoption of the new guidance on the original effective date. Management is currently assessing the impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.
ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis. This Update provides a new scope exception for registered money market funds and similar unregistered money market funds, provides targeted amendments to the current consolidation guidance, and ends the deferral granted to investment companies from applying the variable interest entity accounting guidance. This amendment was effective during the current reporting period and did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2015-03 - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This Update was issued to simplify the presentation of debt issuance costs. The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction to the carrying amount of that debt liability, consistent with debt discounts. The amendment was effective during the current reporting period. Amounts reclassified in the prior periods were immaterial to Huntington’s Unaudited Condensed Consolidated Financial Statements. For more information, refer to Note 8 “Long-Term Debt”.
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
ASU 2015-16 - Simplifying the Accounting for Measurement-Period Adjustments. This Update requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This Update was effective for the current reporting period and did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
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
ASU 2016-02 - Leases. This Update sets forth a new lease accounting model for lessors and lessees. For lessees, all leases will be required to be recognized on the balance sheet by recording a right-of-use asset. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting applied by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for the fiscal period beginning after December 15, 2018, with early application permitted. Management is currently assessing the impact of the new guidance on Huntington's Unaudited Condensed Consolidated Financial Statements.
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
ASU 2016-13 - Financial Instruments - Credit Losses. The amendments in this Update eliminate the probable initial recognition threshold for credit losses on financial assets measured at amortized cost basis. The Update requires those financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently assessing the impact of this Update on Huntington's Unaudited Condensed Consolidated Financial Statements.
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
Under the terms of the agreement, shareholders of FirstMerit Corporation will receive 1.72 shares of Huntington common stock, and $5.00 in cash, for each share of FirstMerit Corporation common stock. The transaction is expected to be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including regulatory approvals.
On June 13, 2016, Huntington and FirstMerit announced that the shareholders of Huntington had approved the Huntington Stock Issuance Proposal and that the shareholders of FirstMerit had approved the Merger Agreement. In connection with proposed merger, Huntington and FirstMerit announced the divestiture of 13 Ohio branches primarily in the Canton and Ashtabula markets to First Commonwealth Bank. On July 29, 2016, Huntington received regulatory approval from the Board of Governors of the Federal Reserve System. We continue to expect that the transaction will be completed in the 2016 third quarter, subject to the satisfaction of customary closing conditions, including OCC approval of the bank merger.
4. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs, which resulted in a net premium of $270 million and $262 million at June 30, 2016 and December 31, 2015, respectively.

Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	June 30, 2016	December 31, 2015
Loans and leases:
Commercial and industrial	$21,372,474	$20,559,834
Commercial real estate	5,322,068	5,268,651
Automobile	10,380,644	9,480,678
Home equity	8,447,066	8,470,482
Residential mortgage	6,377,017	5,998,400
Other consumer	644,152	563,054
Loans and leases	52,543,421	50,341,099
Allowance for loan and lease losses	(623,064)	(597,843)
Net loans and leases	$51,920,357	$49,743,256
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

Loan Purchases and Sales
The following table summarizes significant portfolio loan purchase and sale activity for the three-month and six-month periods ended June 30, 2016 and 2015. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile		Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased or transferred from held for sale during the:
Three-month period ended June 30, 2016	$35,198	$—	$—		$—	$1,669	$—	$36,867
Six-month period ended June 30, 2016	$338,172	$—	$—		$—	$3,813	$—	$341,985
Three-month period ended June 30, 2015	31,905	—	—		—	2,754	$—	34,659
Six-month period ended June 30, 2015	44,496	—	—		—	6,637	—	51,133
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended June 30, 2016	$96,278	$—	$—		$—	$—	$—	$96,278
Six-month period ended June 30, 2016	$240,797	$—	$—		$—	$—	$—	$240,797
Three-month period ended June 30, 2015	100,202	—	—		—	—	—	100,202
Six-month period ended June 30, 2015	185,902	—	764,540	(1)	—	—	—	950,442

(1)
Reflects the transfer of approximately $1.0 billion automobile loans to loans held-for-sale at March 31, 2015, net of approximately $262 million of automobile loans transferred back to loans and leases in the 2015 second quarter.

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
The following table presents NALs by loan class at June 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	June 30, 2016	December 31, 2015
Commercial and industrial:
Owner occupied	$27,624	$35,481
Other commercial and industrial	262,187	139,714
Total commercial and industrial	289,811	175,195
Commercial real estate:
Retail properties	2,345	7,217
Multi-family	5,819	5,819
Office	10,742	10,495
Industrial and warehouse	1,864	2,202
Other commercial real estate	2,893	3,251
Total commercial real estate	23,663	28,984
Automobile	5,049	6,564
Home equity:
Secured by first-lien	33,279	35,389
Secured by junior-lien	23,566	30,889
Total home equity	56,845	66,278
Residential mortgage	85,174	94,560
Other consumer	5	—
Total nonaccrual loans	$460,547	$371,581

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at June 30, 2016 and December 31, 2015: (1)

	June 30, 2016
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$3,143	$3,336	$10,779	$17,258	$3,934,039	$3,951,297	$—
Purchased credit-impaired	178	172	3,750	4,100	5,076	9,176	3,750	(2)
Other commercial and industrial	16,936	7,229	44,420	68,585	17,343,416	17,412,001	1,866	(3)
Total commercial and industrial	20,257	10,737	58,949	89,943	21,282,531	21,372,474	5,616
Commercial real estate:
Retail properties	86	199	810	1,095	1,600,914	1,602,009	—
Multi-family	507	802	1,892	3,201	999,638	1,002,839	—
Office	—	40	10,519	10,559	845,284	855,843	—
Industrial and warehouse	156	324	894	1,374	490,912	492,286	—
Purchased credit-impaired	—	335	10,799	11,134	5,939	17,073	10,799	(2)
Other commercial real estate	351	620	1,713	2,684	1,349,334	1,352,018	—

Total commercial real estate	1,100	2,320	26,627	30,047	5,292,021	5,322,068	10,799
Automobile	61,988	13,900	5,589	81,477	10,299,167	10,380,644	5,452
Home equity:
Secured by first-lien	12,311	7,008	24,565	43,884	5,198,668	5,242,552	4,775
Secured by junior-lien	15,514	6,844	21,261	43,619	3,160,895	3,204,514	2,804
Total home equity	27,825	13,852	45,826	87,503	8,359,563	8,447,066	7,579
Residential mortgage:
Residential mortgage	86,760	35,127	110,859	232,746	6,143,167	6,375,913	67,488	(4)
Purchased credit-impaired	—	—	—	—	1,104	1,104	—
Total residential mortgage	86,760	35,127	110,859	232,746	6,144,271	6,377,017	67,488
Other consumer:
Other consumer	7,323	2,377	1,645	11,345	632,807	644,152	1,645
Purchased credit-impaired	—	—	—	—	—	—	—
Total other consumer	7,323	2,377	1,645	11,345	632,807	644,152	1,645
Total loans and leases	$205,253	$78,313	$249,495	$533,061	$52,010,360	$52,543,421	$98,579

	December 31, 2015
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$11,947	$3,613	$13,793	$29,353	$3,983,447	$4,012,800	$—
Purchased credit-impaired	292	1,436	5,949	7,677	13,340	21,017	5,949	(2)
Other commercial and industrial	32,476	8,531	27,236	68,243	16,457,774	16,526,017	2,775	(3)
Total commercial and industrial	44,715	13,580	46,978	105,273	20,454,561	20,559,834	8,724
Commercial real estate:
Retail properties	1,823	195	3,637	5,655	1,501,054	1,506,709	—
Multi family	961	1,137	2,691	4,789	1,073,429	1,078,218	—
Office	5,022	256	3,016	8,294	886,331	894,625	—
Industrial and warehouse	93	—	373	466	503,701	504,167	—
Purchased credit-impaired	102	3,818	9,549	13,469	289	13,758	9,549	(2)
Other commercial real estate	1,231	315	2,400	3,946	1,267,228	1,271,174	—
Total commercial real estate	9,232	5,721	21,666	36,619	5,232,032	5,268,651	9,549
Automobile	69,553	14,965	7,346	91,864	9,388,814	9,480,678	7,162
Home equity
Secured by first-lien	18,349	7,576	26,304	52,229	5,139,256	5,191,485	4,499
Secured by junior-lien	18,128	9,329	29,996	57,453	3,221,544	3,278,997	4,545
Total home equity	36,477	16,905	56,300	109,682	8,360,800	8,470,482	9,044
Residential mortgage
Residential mortgage	102,670	34,298	119,354	256,322	5,740,624	5,996,946	69,917	(5)

Purchased credit-impaired	103	—	—	103	1,351	1,454	—
Total residential mortgage	102,773	34,298	119,354	256,425	5,741,975	5,998,400	69,917
Other consumer
Other consumer	6,469	1,852	1,395	9,716	553,286	563,002	1,394
Purchased credit-impaired	—	—	—	—	52	52	—
Total other consumer	6,469	1,852	1,395	9,716	553,338	563,054	1,394
Total loans and leases	$269,219	$87,321	$253,039	$609,579	$49,731,520	$50,341,099	$105,790

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)
Amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.

(3)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(4)	Includes $56 million guaranteed by the U.S. government.

(5)	Includes $56 million guaranteed by the U.S. government.
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
The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics, and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan where obligor balance is greater than $1 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed and updated periodically based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
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
The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2016 and 2015:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended June 30, 2016:
ALLL balance, beginning of period	$320,367	$102,074	$48,032	$78,102	$40,842	$24,302	$613,719
Loan charge-offs	(14,743)	(2,190)	(8,850)	(5,910)	(2,923)	(8,929)	(43,545)
Recoveries of loans previously charged-off	11,041	2,863	4,530	4,832	2,147	1,377	26,790
Provision (reduction in allowance) for loan and lease losses	6,800	(1,705)	6,819	(542)	2,312	12,402	26,086
Write-downs of loans sold or transferred to loans held for sale	—	—	—	—	14	—	14
ALLL balance, end of period	$323,465	$101,042	$50,531	$76,482	$42,392	$29,152	$623,064
AULC balance, beginning of period	$58,385	$7,487	$—	$2,110	$20	$7,323	$75,325
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(2,343)	188	—	40	(11)	549	(1,577)
AULC balance, end of period	$56,042	$7,675	$—	$2,150	$9	$7,872	$73,748
ACL balance, end of period	$379,507	$108,717	$50,531	$78,632	$42,401	$37,024	$696,812
Six-month period ended June 30, 2016:
ALLL balance, beginning of period	$298,746	$100,007	$49,504	$83,671	$41,646	$24,269	$597,843
Loan charge-offs	(31,566)	(14,316)	(20,336)	(13,620)	(5,683)	(17,716)	(103,237)
Recoveries of loans previously charged-off	21,350	32,465	9,246	8,861	3,260	2,748	77,930
Provision (reduction in allowance) for loan and lease losses	34,935	(17,114)	12,117	(2,430)	3,065	19,851	50,424
Write-downs of loans sold or transferred to loans held for sale	—	—	—	—	104	—	104
ALLL balance, end of period	$323,465	$101,042	$50,531	$76,482	$42,392	$29,152	$623,064
AULC balance, beginning of period	$55,886	$7,562	$—	$2,068	$18	$6,547	$72,081
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	156	113	—	82	(9)	1,325	1,667
AULC balance, end of period	$56,042	$7,675	$—	$2,150	$9	$7,872	$73,748
ACL balance, end of period	$379,507	$108,717	$50,531	$78,632	$42,401	$37,024	$696,812

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended June 30, 2015:
ALLL balance, beginning of period	$284,573	$100,752	$37,125	$110,280	$55,380	$17,016	$605,126
Loan charge-offs	(12,213)	(8,288)	(7,691)	(8,629)	(3,610)	(6,539)	(46,970)
Recoveries of loans previously charged-off	7,802	2,763	4,249	3,979	1,468	1,334	21,595
Provision for (reduction in allowance) loan and lease losses	4,879	(3,167)	5,418	5,548	(1,559)	8,671	19,790
Allowance for loans sold or transferred to loans held for sale	—	—	1	—	—	—	1
ALLL balance, end of period	$285,041	$92,060	$39,102	$111,178	$51,679	$20,482	$599,542
AULC balance, beginning of period	$42,315	$5,531	$—	$2,639	$9	$4,248	$54,742
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(466)	247	—	(117)	8	957	629
AULC balance, end of period	$41,849	$5,778	$—	$2,522	$17	$5,205	$55,371
ACL balance, end of period	$326,890	$97,838	$39,102	$113,700	$51,696	$25,687	$654,913
Six-month period ended June 30, 2015:
ALLL balance, beginning of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan charge-offs	(36,825)	(10,301)	(15,794)	(17,215)	(8,473)	(13,437)	(102,045)
Recoveries of loans previously charged-off	21,011	8,788	8,104	7,940	3,515	2,880	52,238
Provision for (reduction in allowance) loan and lease losses	13,860	(9,266)	15,618	24,040	9,426	(7,233)	46,445
Allowance for loans sold or transferred to loans held for sale	—	—	(2,292)	—	—	—	(2,292)
ALLL balance, end of period	$285,041	$92,060	$39,102	$111,178	$51,679	$20,482	$599,542
AULC balance, beginning of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(7,139)	(263)	—	598	9	1,360	(5,435)
AULC balance, end of period	$41,849	$5,778	$—	$2,522	$17	$5,205	$55,371
ACL balance, end of period	$326,890	$97,838	$39,102	$113,700	$51,696	$25,687	$654,913
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
The following table presents each loan and lease class by credit quality indicator at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,708,602	$83,694	$158,248	$753	$3,951,297
Purchased credit-impaired	1,484	293	7,379	20	9,176
Other commercial and industrial	16,315,278	316,141	776,383	4,199	17,412,001
Total commercial and industrial	20,025,364	400,128	942,010	4,972	21,372,474
Commercial real estate:
Retail properties	1,582,809	8,297	10,903	—	1,602,009
Multi-family	959,152	28,778	14,573	336	1,002,839
Office	787,401	34,957	33,098	387	855,843
Industrial and warehouse	469,083	4,500	18,703	—	492,286
Purchased credit-impaired	3,157	228	12,151	1,537	17,073
Other commercial real estate	1,316,273	4,584	30,343	818	1,352,018
Total commercial real estate	5,117,875	81,344	119,771	3,078	5,322,068

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	5,205,064	3,779,606	1,116,762	279,212	10,380,644
Home equity:
Secured by first-lien	3,346,422	1,463,054	264,024	169,052	5,242,552
Secured by junior-lien	1,818,244	982,067	289,865	114,338	3,204,514
Total home equity	5,164,666	2,445,121	553,889	283,390	8,447,066
Residential mortgage:
Residential mortgage	3,886,423	1,848,386	522,665	118,439	6,375,913
Purchased credit-impaired	320	331	453	—	1,104
Total residential mortgage	3,886,743	1,848,717	523,118	118,439	6,377,017
Other consumer:
Other consumer	257,518	313,712	59,699	13,223	644,152
Purchased credit-impaired	—	—	—	—	—
Total other consumer	$257,518	$313,712	$59,699	$13,223	$644,152

	December 31, 2015
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,731,113	$114,490	$165,301	$1,896	$4,012,800
Purchased credit-impaired	3,051	674	15,661	1,631	21,017
Other commercial and industrial	15,523,625	284,175	714,615	3,602	16,526,017
Total commercial and industrial	19,257,789	399,339	895,577	7,129	20,559,834
Commercial real estate:
Retail properties	1,473,014	10,865	22,830	—	1,506,709
Multi-family	1,029,138	28,862	19,898	320	1,078,218
Office	822,824	35,350	36,011	440	894,625
Industrial and warehouse	493,402	259	10,450	56	504,167
Purchased credit-impaired	7,194	397	6,167	—	13,758
Other commercial real estate	1,240,482	4,054	25,811	827	1,271,174
Total commercial real estate	5,066,054	79,787	121,167	1,643	5,268,651

	Credit Risk Profile by FICO Score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	4,680,684	3,454,585	1,086,914	258,495	9,480,678
Home equity:
Secured by first-lien	3,369,657	1,441,574	258,328	121,926	5,191,485
Secured by junior-lien	1,841,084	1,024,851	323,998	89,064	3,278,997
Total home equity	5,210,741	2,466,425	582,326	210,990	8,470,482
Residential mortgage
Residential mortgage	3,563,683	1,813,002	567,688	52,573	5,996,946
Purchased credit-impaired	381	777	296	—	1,454
Total residential mortgage	3,564,064	1,813,779	567,984	52,573	5,998,400
Other consumer
Other consumer	233,969	269,694	49,650	9,689	563,002
Purchased credit-impaired	—	52	—	—	52
Total other consumer	$233,969	$269,746	$49,650	$9,689	$563,054

(1)	Reflects most recent customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
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
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at June 30, 2016:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	30,636	4,894	1,795	12,962	16,513	309	67,109
Attributable to loans collectively evaluated for impairment	292,829	96,148	48,736	63,520	25,879	28,843	555,955
Total ALLL balance	$323,465	$101,042	$50,531	$76,482	$42,392	$29,152	$623,064
Loan and Lease Ending Balances at June 30, 2016:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$9,176	$17,073	$—	$—	$1,104	$—	$27,353
Individually evaluated for impairment	579,003	108,187	30,800	244,917	347,412	4,664	1,314,983
Collectively evaluated for impairment	20,784,295	5,196,808	10,349,844	8,202,149	6,028,501	639,488	51,201,085
Total loans and leases evaluated for impairment	$21,372,474	$5,322,068	$10,380,644	$8,447,066	$6,377,017	$644,152	$52,543,421

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2015
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,602	$—	$—	$—	$127	$—	$2,729
Attributable to loans individually evaluated for impairment	19,314	8,114	1,779	16,242	16,811	176	62,436
Attributable to loans collectively evaluated for impairment	276,830	91,893	47,725	67,429	24,708	24,093	532,678
Total ALLL balance:	$298,746	$100,007	$49,504	$83,671	$41,646	$24,269	$597,843
Loan and Lease Ending Balances at December 31, 2015
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$21,017	$13,758	$—	$—	$1,454	$52	$36,281
Individually evaluated for impairment	481,033	144,977	31,304	248,839	366,995	4,640	1,277,788
Collectively evaluated for impairment	20,057,784	5,109,916	9,449,374	8,221,643	5,629,951	558,362	49,027,030
Total loans and leases evaluated for impairment	$20,559,834	$5,268,651	$9,480,678	$8,470,482	$5,998,400	$563,054	$50,341,099

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	June 30, 2016			Three Months Ended June 30, 2016		Six months ended June 30, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$55,637	$60,883	$—	$45,108	$260	$47,856	$551
Purchased credit-impaired	9,176	22,219	—	11,888	1,003	14,931	2,000
Other commercial and industrial	223,863	232,421	—	232,142	1,129	221,341	2,072
Total commercial and industrial	288,676	315,523	—	289,138	2,392	284,128	4,623
Commercial real estate:
Retail properties	12,776	13,252	—	14,461	197	25,567	682
Multi-family	20,574	20,574	—	20,408	172	13,591	229
Office	16,248	30,258	—	16,268	142	13,469	284
Industrial and warehouse	227	227	—	76	1	609	19
Purchased credit-impaired	17,073	49,728	—	14,883	1,255	14,508	2,122
Other commercial real estate	6,470	6,636	—	6,473	88	4,896	136
Total commercial real estate	73,368	120,675	—	72,569	1,855	72,640	3,472
Residential mortgage:
Residential mortgage	—	—	—	—	—	—	—
Purchased credit-impaired	1,104	1,672	—	1,298	109	1,350	111
Total residential mortgage	1,104	1,672	—	1,298	109	1,350	111
Other consumer
Other consumer	—	—	—	—	—	—	—
Purchased credit-impaired	—	—	—	19	2	30	104
Total other consumer	—	—	—	19	2	30	104

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	55,831	66,013	3,481	60,741	579	59,120	1,164
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	243,672	262,710	27,155	231,020	1,160	210,398	2,665
Total commercial and industrial	299,503	328,723	30,636	291,761	1,739	269,518	3,829
Commercial real estate: (4)
Retail properties	6,217	7,334	284	6,073	89	7,371	174
Multi-family	15,212	17,773	1,205	15,738	185	22,091	481
Office	5,636	9,066	586	9,727	55	10,724	106
Industrial and warehouse	2,793	3,338	276	2,985	19	5,242	39
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	22,034	23,915	2,543	23,834	267	24,073	573
Total commercial real estate	51,892	61,426	4,894	58,357	615	69,501	1,373
Automobile	30,800	31,247	1,795	32,032	524	31,789	1,102
Home equity:
Secured by first-lien	55,766	59,675	4,151	55,798	518	54,756	1,018

Secured by junior-lien	189,151	219,008	8,811	192,258	2,444	193,561	4,912
Total home equity	244,917	278,683	12,962	248,056	2,962	248,317	5,930
Residential mortgage (6):
Residential mortgage	347,412	386,170	16,513	352,489	3,027	357,324	6,064
Purchased credit-impaired	—	—	—	—	—	—	—
Total residential mortgage	347,412	386,170	16,513	352,489	3,027	357,324	6,064
Other consumer:
Other consumer	4,664	4,665	309	4,812	53	4,754	120
Purchased credit-impaired	—	—	—	—	—	—	—
Total other consumer	$4,664	$4,665	$309	$4,812	$53	$4,754	$120

	December 31, 2015			Three Months Ended June 30, 2015		Six months ended June 30, 2015
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$57,832	$65,812	$—	$21,025	$72	$16,645	$147
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	197,969	213,739	—	71,905	498	56,728	836
Total commercial and industrial	255,801	279,551	—	92,930	570	73,373	983
Commercial real estate:
Retail properties	42,009	54,021	—	50,905	463	54,231	959
Multi-family	—	—	—	—	—	—	—
Office	9,030	12,919	—	11,515	86	6,597	117
Industrial and warehouse	1,720	1,741	—	—	—	263	7
Purchased credit-impaired	13,758	55,358	—	31,468	2,163	33,769	3,941
Other commercial real estate	1,743	1,775	—	1,838	16	3,096	62
Total commercial real estate	68,260	125,814	—	95,726	2,728	97,956	5,086
Other consumer	—	—	—	—	—	—	—
Purchased credit-impaired	52	101	—	—	—	—	—
Total other consumer	52	101	—	—	—	—	—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	54,092	62,527	4,171	59,605	495	55,448	934
Purchased credit-impaired	21,017	30,676	2,602	20,750	1,577	21,576	2,874
Other commercial and industrial	171,140	181,000	15,143	183,095	1,339	61,833	1,086
Total commercial and industrial	246,249	274,203	21,916	263,450	3,411	138,857	4,894
Commercial real estate: (4)
Retail properties	9,096	11,121	1,190	44,213	418	42,312	780
Multi-family	34,349	37,208	1,593	16,200	184	15,884	354
Office	14,365	17,350	1,177	40,710	450	45,644	1,013
Industrial and warehouse	9,721	10,550	1,540	5,835	81	7,079	163
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	22,944	28,701	2,614	29,405	335	29,254	689
Total commercial real estate	90,475	104,930	8,114	136,363	1,468	140,173	2,999

Automobile	31,304	31,878	1,779	29,482	544	29,859	1,105
Home equity:
Secured by first-lien	52,672	57,224	4,359	148,892	1,715	147,783	3,299
Secured by junior-lien	196,167	227,733	11,883	181,059	2,231	175,666	4,216
Total home equity	248,839	284,957	16,242	329,951	3,946	323,449	7,515
Residential mortgage (6):
Residential mortgage	366,995	408,925	16,811	369,245	2,978	369,356	6,100
Purchased credit-impaired	1,454	2,189	127	2,104	4	2,040	7
Total residential mortgage	368,449	411,114	16,938	371,349	2,982	371,396	6,107
Other consumer:
Other consumer	4,640	4,649	176	4,963	65	4,671	128
Purchased credit-impaired	—	—	—	51	160	51	291
Total other consumer	$4,640	$4,649	$176	$5,014	$225	$4,722	$419

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)
At June 30, 2016, $99 million of the $300 million commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $91 million of the $246 million commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)
At June 30, 2016, $29 million of the $52 million commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $35 million of the $90 million commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)
At June 30, 2016, $29 million of the $347 million residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2015, $29 million of the $368 million residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and six-month periods ended June 30, 2016 and 2015, was not significant.
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
Commercial loan TDRs – In instances where the bank substantiates that it will collect its outstanding balance in full, the note is considered for return to accrual status upon the borrower showing a sustained period of repayment performance for a minimum six-month period of time. This six-month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fee expenses while the TDR is in nonaccrual status.
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
The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2016 an 2015:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	June 30, 2016			June 30, 2015
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	1	$22	$—	2	$189	$(1)
Amortization or maturity date change	47	9,047	(17)	55	36,506	(1,928)
Other	1	228	—	—	—	—
Total C&I—Owner occupied	49	9,297	(17)	57	36,695	(1,929)
C&I—Other commercial and industrial:
Interest rate reduction	—	—	—	4	405	10
Amortization or maturity date change	152	124,886	(3,473)	153	155,849	(8,415)
Other	1	4	—	1	124	—
Total C&I—Other commercial and industrial	153	124,890	(3,473)	158	156,378	(8,405)
CRE—Retail properties:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	4	1,910	(1)	1	6,396	(1,334)

Other	—	—	—	—	—	—
Total CRE—Retail properties	4	1,910	(1)	1	6,396	(1,334)
CRE—Multi family:
Interest rate reduction	1	84	—	1	90	—
Amortization or maturity date change	13	2,562	(47)	11	5,191	(28)
Other	1	7	—	8	216	(6)
Total CRE—Multi family	15	2,653	(47)	20	5,497	(34)
CRE—Office:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	3	555	(1)	7	4,988	103
Other	1	45	—	1	30	(2)
Total CRE—Office	4	600	(1)	8	5,018	101
CRE—Industrial and warehouse:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	1	316	55	4	2,160	91
Other	—	—	—	—	—	—
Total CRE—Industrial and Warehouse	1	316	55	4	2,160	91
CRE—Other commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	15	10,674	(729)	10	4,072	16
Other	—	—	—	1	82	(22)
Total CRE—Other commercial real estate	15	10,674	(729)	11	4,154	(6)
Automobile:
Interest rate reduction	3	64	5	12	23	1
Amortization or maturity date change	286	2,663	202	316	2,132	96
Chapter 7 bankruptcy	244	1,982	114	146	1,138	61
Other	—	—	—	—	—	—
Total Automobile	533	4,709	321	474	3,293	158
Residential mortgage:
Interest rate reduction	5	404	17	4	261	(52)
Amortization or maturity date change	108	10,641	(420)	70	9,416	(74)
Chapter 7 bankruptcy	6	1,178	(49)	35	2,884	(7)
Other	1	164	—	—	—	—
Total Residential mortgage	120	12,387	(452)	109	12,561	(133)
First-lien home equity:
Interest rate reduction	5	530	13	11	1,160	42
Amortization or maturity date change	15	1,219	(36)	65	6,432	(325)
Chapter 7 bankruptcy	19	1,743	17	22	1,270	54
Other	—	—	—	—	—	—

Total First-lien home equity	39	3,492	(6)	98	8,862	(229)
Junior-lien home equity:
Interest rate reduction	4	97	13	4	98	6
Amortization or maturity date change	112	5,182	(700)	419	18,077	(2,615)
Chapter 7 bankruptcy	27	371	250	57	650	1,358
Other	—	—	—	—	—	—
Total Junior-lien home equity	143	5,650	(437)	480	18,825	(1,251)
Other consumer:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	1	4	—	2	33	2
Chapter 7 bankruptcy	—	—	—	3	39	8
Other	—	—	—	—	—	—
Total Other consumer	1	4	—	5	72	10
Total new troubled debt restructurings	1,077	$176,582	$(4,787)	1,425	$259,911	$(12,961)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

	New Troubled Debt Restructurings During The Six-Month Period Ended (1)
	June 30, 2016			June 30, 2015
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	2	$39	$(1)	3	$235	$(2)
Amortization or maturity date change	99	45,556	463	101	46,966	(2,102)
Other	3	451	(17)	3	613	(29)
Total C&I—Owner occupied	104	46,046	445	107	47,814	(2,133)
C&I—Other commercial and industrial:
Interest rate reduction	—	—	—	5	435	9
Amortization or maturity date change	284	211,035	(3,381)	270	236,226	(7,601)
Other	7	639	13	6	28,512	(430)
Total C&I—Other commercial and industrial	291	211,674	(3,368)	281	265,173	(8,022)
CRE—Retail properties:
Interest rate reduction	—	—	—	1	1,657	(11)
Amortization or maturity date change	8	2,433	(39)	12	10,973	(1,533)
Other	—	—	—	—	—	—
Total CRE—Retail properties	8	2,433	(39)	13	12,630	(1,544)
CRE—Multi family:
Interest rate reduction	1	84	—	1	90	—
Amortization or maturity date change	22	25,071	(152)	30	10,236	(29)

Other	1	7	—	8	216	(6)
Total CRE—Multi family	24	25,162	(152)	39	10,542	(35)
CRE—Office:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	9	8,916	430	12	31,073	72
Other	2	184	(19)	1	30	(2)
Total CRE—Office	11	9,100	411	13	31,103	70
CRE—Industrial and warehouse:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	3	688	(824)	5	2,386	91
Other	—	—	—	—	—	—
Total CRE—Industrial and Warehouse	3	688	(824)	5	2,386	91
CRE—Other commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	18	12,704	(697)	17	7,731	27
Other	1	124	35	2	234	(22)
Total CRE—Other commercial real estate	19	12,828	(662)	19	7,965	5
Automobile:
Interest rate reduction	7	106	7	25	42	2
Amortization or maturity date change	707	6,564	422	812	5,484	254
Chapter 7 bankruptcy	561	4,544	229	290	2,361	161
Other	—	—	—	—	—	—
Total Automobile	1,275	11,214	658	1,127	7,887	417
Residential mortgage:
Interest rate reduction	10	1,061	(15)	9	737	(56)
Amortization or maturity date change	200	21,400	(997)	193	23,274	(195)
Chapter 7 bankruptcy	23	2,683	21	69	7,060	(131)
Other	1	164	—	6	708	—
Total Residential mortgage	234	25,308	(991)	277	31,779	(382)
First-lien home equity:
Interest rate reduction	17	1,501	46	21	2,579	68
Amortization or maturity date change	40	3,269	(64)	114	10,043	(628)
Chapter 7 bankruptcy	58	4,609	139	48	2,855	134
Other	—	—	—	—	—	—
Total First-lien home equity	115	9,379	121	183	15,477	(426)
Junior-lien home equity:
Interest rate reduction	12	510	47	8	349	21
Amortization or maturity date change	316	15,022	(1,954)	766	34,584	(551)
Chapter 7 bankruptcy	87	1,102	861	108	1,425	2,245

Other	—	—	—	—	—	—
Total Junior-lien home equity	415	16,634	(1,046)	882	36,358	1,715
Other consumer:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	5	559	24	6	128	6
Chapter 7 bankruptcy	7	66	7	5	45	9
Other	—	—	—	—	—	—
Total Other consumer	12	625	31	11	173	15
Total new troubled debt restructurings	2,511	$371,091	$(5,416)	2,957	$469,287	$(10,229)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Pledged Loans and Leases
At June 30, 2016, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of June 30, 2016, these borrowings and advances are secured by $18.0 billion of loans and securities.
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance. Huntington assumed debt associated with two securitizations. As of June 30, 2016, the debt is secured by $106 million of leases held by the trusts.
5. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (1 year or less, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$1,798	$1,799	$—	$—
After 1 year through 5 years	5,468	5,521	5,457	5,472
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total U.S. Treasury	7,266	7,320	5,457	5,472
Federal agencies: mortgage-backed securities:
1 year or less	51,000	50,982	51,146	51,050
After 1 year through 5 years	96,565	98,664	111,655	113,393
After 5 years through 10 years	239,445	246,718	254,397	257,765
After 10 years	4,734,778	4,821,428	4,088,120	4,099,480
Total Federal agencies: mortgage-backed securities	5,121,788	5,217,792	4,505,318	4,521,688
Other agencies:
1 year or less	1,650	1,688	801	805
After 1 year through 5 years	7,494	7,883	9,101	9,395
After 5 years through 10 years	73,899	76,422	105,174	105,713
After 10 years	—	—	—	—
Total other agencies	83,043	85,993	115,076	115,913

Total U.S. Treasury, Federal agency, and other agency securities	5,212,097	5,311,105	4,625,851	4,643,073
Municipal securities:
1 year or less	316,563	306,297	281,644	280,823
After 1 year through 5 years	699,471	707,937	587,664	587,345
After 5 years through 10 years	1,029,450	1,049,301	1,053,502	1,048,550
After 10 years	488,761	518,092	509,133	539,678
Total municipal securities	2,534,245	2,581,627	2,431,943	2,456,396
Asset-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	174,999	176,453	110,115	109,300
After 5 years through 10 years	88,174	90,210	128,342	128,208
After 10 years	656,860	623,909	662,602	623,905
Total asset-backed securities	920,033	890,572	901,059	861,413
Corporate debt:
1 year or less	94,200	95,772	300	302
After 1 year through 5 years	346,755	355,944	356,513	360,653
After 5 years through 10 years	66,337	68,288	107,394	105,522
After 10 years	—	—	—	—
Total corporate debt	507,292	520,004	464,207	466,477
Other:
1 year or less	—	—	—	—
After 1 year through 5 years	3,950	3,947	3,950	3,898
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Non-marketable equity securities	333,751	333,751	332,786	332,786
Mutual funds	11,069	11,069	10,604	10,604
Marketable equity securities	523	963	523	794
Total other	349,293	349,730	347,863	348,082
Total available-for-sale and other securities	$9,522,960	$9,653,038	$8,770,923	$8,775,441
Non-marketable equity securities at June 30, 2016 and December 31, 2015 include $157 million of stock issued by the FHLB of Cincinnati and $177 million and $176 million, respectively of Federal Reserve Bank stock. Non-marketable equity securities are recorded at amortized cost.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at June 30, 2016 and December 31, 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2016
U.S. Treasury	$7,266	$54	$—	$7,320
Federal agencies:
Mortgage-backed securities	5,121,788	96,433	(429)	5,217,792
Other agencies	83,043	2,950	—	85,993
Total U.S. Treasury, Federal agency securities	5,212,097	99,437	(429)	5,311,105
Municipal securities	2,534,245	75,326	(27,944)	2,581,627
Asset-backed securities	920,033	5,408	(34,869)	890,572
Corporate debt	507,292	12,720	(8)	520,004
Other securities	349,293	440	(3)	349,730
Total available-for-sale and other securities	$9,522,960	$193,331	$(63,253)	$9,653,038

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
U.S. Treasury	$5,457	$15	$—	$5,472
Federal agencies:
Mortgage-backed securities	4,505,318	30,078	(13,708)	4,521,688
Other agencies	115,076	888	(51)	115,913
Total U.S. Treasury, Federal agency securities	4,625,851	30,981	(13,759)	4,643,073
Municipal securities	2,431,943	51,558	(27,105)	2,456,396
Asset-backed securities	901,059	535	(40,181)	861,413
Corporate debt	464,207	4,824	(2,554)	466,477
Other securities	347,863	271	(52)	348,082
Total available-for-sale and other securities	$8,770,923	$88,169	$(83,651)	$8,775,441
At June 30, 2016, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $2.5 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at June 30, 2016.
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2016 and December 31, 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Federal agencies:
Mortgage-backed securities	$104,627	$(263)	$32,718	$(166)	$137,345	$(429)
Other agencies	—	—	—	—	—	—
Total Federal agency securities	104,627	(263)	32,718	(166)	137,345	(429)
Municipal securities	537,833	(20,445)	187,853	(7,499)	725,686	(27,944)
Asset-backed securities	244,056	(2,707)	124,200	(32,162)	368,256	(34,869)
Corporate debt	—	—	296	(8)	296	(8)
Other securities			2,297	(3)	2,297	(3)
Total temporarily impaired securities	$886,516	$(23,415)	$347,364	$(39,838)	$1,233,880	$(63,253)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$1,658,516	$(11,341)	$84,147	$(2,367)	$1,742,663	$(13,708)
Other agencies	37,982	(51)	—	—	37,982	(51)
Total Federal agency securities	1,696,498	(11,392)	84,147	(2,367)	1,780,645	(13,759)
Municipal securities	570,916	(15,992)	248,204	(11,113)	819,120	(27,105)
Asset-backed securities	552,275	(5,791)	207,639	(34,390)	759,914	(40,181)
Corporate debt	167,144	(1,673)	21,965	(881)	189,109	(2,554)
Other securities	772	(28)	1,476	(24)	2,248	(52)
Total temporarily impaired securities	$2,987,605	$(34,876)	$563,431	$(48,775)	$3,551,036	$(83,651)
The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Gross gains on sales of securities	$3,391	$82	$3,391	$82
Gross (losses) on sales of securities	(2,659)	—	(2,659)
Net gain on sales of securities	$732	$82	$732	$82

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

On December 10, 2013, the Federal Reserve, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading. On July 6, 2016, the Federal Reserve extended the conformance period under section 13 of the BHC Act for all banking entities to conform investments in, and relationships with, legacy covered funds until July 21, 2017.
On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2016, we had investments in seven different pools of trust preferred securities. Six of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool that was not included on the list and believe that it is more likely than not that we will be able to hold the ICONS security to recovery under the final Volcker Rule regulations.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at June 30, 2016. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.
Collateralized Debt Obligation Data
June 30, 2016
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
ICONS	$18,912	$18,912	$14,997	$(3,915)	BB	19/21	7	14	52
MM Comm III	4,633	4,426	3,524	(902)	BB	5/8	5	6	35
Pre TSL IX	5,000	3,955	2,995	(960)	C	27/38	18	10	7
Pre TSL XI	25,000	19,878	14,453	(5,426)	C	43/55	16	8	12
Pre TSL XIII	27,530	19,434	15,687	(3,748)	C	46/56	10	11	26
Reg Diversified (1)	25,500	4,754	1,800	(2,953)	D	22/38	33	7	—
Tropic III	31,000	31,000	17,924	(13,076)	BB	30/40	19	7	39
Total at June 30, 2016	$137,575	$102,359	$71,380	$(30,980)
Total at December 31, 2015	$179,574	$131,911	$100,338	$(31,654)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	The majority of securities have been in a continuous loss position for 12 months or longer.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

For the three-month and six-month periods ended June 30, 2016 and 2015, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Available-for-sale and other securities:
Municipal Securities	$76	$—	$76	$—
Total debt securities	76	—	76	—
Total available-for-sale and other securities	$76	$—	$76	$—
The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month and six-month periods ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Balance, beginning of period	$18,368	$30,869	$18,368	$30,869
Reductions from sales	(8,613)	—	(8,613)	—
Additional credit losses	76	—	76	—
Balance, end of period	$9,831	$30,869	$9,831	$30,869
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

Listed below are the contractual maturities (1 year or less, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	43,441	44,543	25,909	25,227
After 10 years	5,015,636	5,126,798	5,506,592	5,484,407
Total Federal agencies: mortgage-backed securities	5,059,077	5,171,341	5,532,501	5,509,634
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	309,750	317,300	283,960	284,907
After 10 years	283,113	290,830	336,092	334,004
Total other agencies	592,863	608,130	620,052	618,911
Total U.S. Government backed agencies	5,651,940	5,779,471	6,152,553	6,128,545
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	6,625	6,753	7,037	6,913
Total municipal securities	6,625	6,753	7,037	6,913
Total held-to-maturity securities	$5,658,565	$5,786,224	$6,159,590	$6,135,458
The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2016 and December 31, 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2016
Federal agencies:
Mortgage-backed securities	$5,059,077	$114,311	$(2,047)	$5,171,341
Other agencies	592,863	15,267	—	608,130
Total U.S. Government backed agencies	5,651,940	129,578	(2,047)	5,779,471
Municipal securities	6,625	128	—	6,753
Total held-to-maturity securities	$5,658,565	$129,706	$(2,047)	$5,786,224

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
Federal agencies:
Mortgage-backed securities	$5,532,501	$14,637	$(37,504)	$5,509,634
Other agencies	620,052	1,645	(2,786)	618,911
Total U.S. Government backed agencies	6,152,553	16,282	(40,290)	6,128,545
Municipal securities	7,037	—	(124)	6,913
Total held-to-maturity securities	$6,159,590	$16,282	$(40,414)	$6,135,458

The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2016 and December 31, 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Federal agencies:
Mortgage-backed securities	$96,614	$(560)	$162,973	$(1,487)	$259,587	$(2,047)
Other agencies	—	—	—	—	—	—
Total U.S. Government backed securities	96,614	(560)	162,973	(1,487)	259,587	(2,047)
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$96,614	$(560)	$162,973	$(1,487)	$259,587	$(2,047)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$3,692,890	$(25,418)	$519,872	$(12,086)	$4,212,762	$(37,504)
Other agencies	425,410	(2,689)	6,647	(97)	432,057	(2,786)
Total U.S. Government backed securities	4,118,300	(28,107)	526,519	(12,183)	4,644,819	(40,290)
Municipal securities	—	—	6,913	(124)	6,913	(124)
Total temporarily impaired securities	$4,118,300	$(28,107)	$533,432	$(12,307)	$4,651,732	$(40,414)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of June 30, 2016, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Residential mortgage loans sold with servicing retained	$715,589	$938,412	$1,348,055	$1,569,096
Pretax gains resulting from above loan sales (1)	18,618	27,471	32,731	42,334

(1)	Recorded in mortgage banking income.
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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and six-month periods ended June 30, 2016 and 2015:

Fair Value Method:	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Fair value, beginning of period	$14,819	$20,455	$17,585	$22,786
Change in fair value during the period due to:
Time decay (1)	(245)	(332)	(518)	(671)
Payoffs (2)	(465)	(997)	(969)	(1,815)
Changes in valuation inputs or assumptions (3)	(1,004)	1,555	(2,993)	381
Fair value, end of period:	$13,105	$20,681	$13,105	$20,681
Weighted-average life (years)	5.1	5.1	5.1	5.1

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Carrying value, beginning of period	$127,275	$125,454	$143,133	$132,813
New servicing assets created	7,277	10,338	13,386	16,792
Servicing assets acquired	—	—	—	—
Impairment (charge) / recovery	(7,295)	12,970	(23,635)	4,980
Amortization and other	(5,965)	(5,635)	(11,592)	(11,458)
Carrying value, end of period	$121,292	$143,127	$121,292	$143,127
Fair value, end of period	$121,464	$143,434	$121,464	$143,434
Weighted-average life (years)	6.1	6.5	6.1	6.5
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2016 and December 31, 2015, to changes in these assumptions follows:

	June 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.70%	$(569)	$(1,098)	14.70%	$(864)	$(1,653)
Spread over forward interest rate swap rates	551 bps	(414)	(802)	539 bps	(559)	(1,083)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2016 and December 31, 2015, to changes in these assumptions follows:

	June 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	10.50%	$(4,375)	$(8,445)	11.10%	$(5,543)	$(10,648)
Spread over forward interest rate swap rates	1,208 bps	(3,530)	(6,848)	875 bps	(4,662)	(9,017)
Total servicing, late and other ancillary fees included in mortgage banking income amounted to $12 million and $11 million for the three-month periods ended June 30, 2016 and 2015, respectively. For the six-month periods ended June 30, 2016 and 2015, total net servicing fees included in mortgage banking income were $24 million and $23 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $16.2 billion and $16.2 billion at June 30, 2016 and December 31, 2015, respectively.
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
Changes in the carrying value of automobile loan servicing rights for the three-month and six-month periods ended June 30, 2016 and 2015, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Carrying value, beginning of period	$7,029	$5,063	$8,771	$6,898
New servicing assets created	—	11,180	—	11,180
Amortization and other	(1,571)	(1,913)	(3,313)	(3,748)
Carrying value, end of period	$5,458	$14,330	$5,458	$14,330
Fair value, end of period	$5,551	$14,336	$5,551	$14,336
Weighted-average life (years)	3.0	3.2	3.0	3.2
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at June 30, 2016 and December 31, 2015 follows:

	June 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	18.48%	$(240)	$(469)	18.36%	$(500)	$(895)
Spread over forward interest rate swap rates	500 bps	(5)	(10)	500 bps	(10)	(19)

Servicing income amounted to $2 million and $3 million for the three-month periods ending June 30, 2016, and 2015, respectively. For the six-month periods ended June 30, 2016 and 2015, total servicing income was $5 million and $7 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.6 billion and $0.9 billion at June 30, 2016 and December 31, 2015, respectively.
Small Business Administration (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
SBA loans sold with servicing retained	$58,629	$53,534	$104,518	$95,935
Pretax gains resulting from above loan sales (1)	4,662	4,696	8,183	8,270

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the three-month and six-month periods ended June 30, 2016 and 2015, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Carrying value, beginning of period	$19,526	$17,947	$19,747	$18,536
New servicing assets created	1,868	1,839	3,380	3,296
Amortization and other	(1,782)	(1,514)	(3,515)	(3,560)
Carrying value, end of period	$19,612	$18,272	$19,612	$18,272
Fair value, end of period	$23,823	$20,350	$23,823	$20,350
Weighted-average life (years)	3.3	3.3	3.3	3.3
A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at June 30, 2016 and December 31, 2015 follows:

	June 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.50%	$(326)	$(648)	7.60%	$(313)	$(622)
Discount rate	15.00	(637)	(1,248)	15.00	(610)	(1,194)
Servicing income amounted to $2 million and $2 million for the three-month periods ending June 30, 2016, and 2015, respectively. For the six-month periods ended June 30, 2016 and 2015, total servicing income was $5 million and $4 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.1 billion and $1.0 billion at June 30, 2016 and December 31, 2015, respectively.
8. LONG-TERM DEBT
In March 2016, Huntington issued $1.0 billion of senior notes at 99.803% of face value. The senior notes mature on March 14, 2021 and have a fixed coupon rate of 3.15%. Debt issuance costs of $6 million related to the note are reported on the balance sheet as a direct deduction from the face amount of the note.
9. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30, 2016
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1,032	$(365)	$667
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	50,278	(18,234)	32,044
Less: Reclassification adjustment for net losses (gains) included in net income	(2,294)	811	(1,483)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	49,016	(17,788)	31,228
Net change in unrealized holding gains (losses) on available-for-sale equity securities	66	(24)	42
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	1,989	(696)	1,293
Less: Reclassification adjustment for net (gains) losses included in net income	(248)	89	(159)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	1,741	(607)	1,134
Net change in pension and other post-retirement obligations	1,293	(453)	840
Total other comprehensive income (loss)	$52,116	$(18,872)	$33,244

	Three Months Ended June 30, 2015
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$13,490	$(4,770)	$8,720
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(52,119)	18,374	(33,745)
Less: Reclassification adjustment for net losses (gains) included in net income	(120)	42	(78)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(38,749)	13,646	(25,103)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	16	(5)	11
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(829)	290	(539)
Less: Reclassification adjustment for net (gains) losses included in net income	(138)	48	(90)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(967)	338	(629)
Net change in pension and other post-retirement obligations	1,390	(487)	903
Total other comprehensive income (loss)	$(38,310)	$13,492	$(24,818)

	Six months ended June 30, 2016
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(2,602)	$920	$(1,682)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	130,746	(46,919)	83,827
Less: Reclassification adjustment for net losses (gains) included in net income	(2,758)	975	(1,783)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	125,386	(45,024)	80,362
Net change in unrealized holding gains (losses) on available-for-sale equity securities	170	(60)	110
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	16,218	(5,676)	10,542
Less: Reclassification adjustment for net (gains) losses included in net income	(892)	313	(579)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	15,326	(5,363)	9,963
Net change in pension and other post-retirement obligations	2,586	(905)	1,681
Total other comprehensive income (loss)	$143,468	$(51,352)	$92,116

	Six months ended June 30, 2015
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$18,735	$(6,625)	$12,110
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	8,384	(3,103)	5,281
Less: Reclassification adjustment for net losses (gains) included in net income	(241)	84	(157)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	26,878	(9,644)	17,234
Net change in unrealized holding gains (losses) on available-for-sale equity securities	25	(9)	16
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	27,317	(9,561)	17,756
Less: Reclassification adjustment for net (gains) losses included in net income	(261)	91	(170)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	27,056	(9,470)	17,586
Net change in pension and other post-retirement obligations	2,779	(973)	1,806
Total other comprehensive income (loss)	$56,738	$(20,096)	$36,642

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2016 and 2015:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)
Other comprehensive income before reclassifications	17,391	16	17,756	—	35,163
Amounts reclassified from accumulated OCI to earnings	(157)	—	(170)	1,806	1,479
Period change	17,234	16	17,586	1,806	36,642
June 30, 2015	$32,371	$500	$5,353	$(223,874)	$(185,650)
December 31, 2015	$8,361	$176	$(3,948)	$(230,747)	$(226,158)
Other comprehensive income before reclassifications	82,145	110	10,542	—	92,797
Amounts reclassified from accumulated OCI to earnings	(1,783)	—	(579)	1,681	(681)
Period change	80,362	110	9,963	1,681	92,116
June 30, 2016	$88,723	$286	$6,015	$(229,066)	$(134,042)

(1)
Amount at June 30, 2016 and December 31, 2015 include $7 million and $9 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2016 and 2015:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in thousands)	June 30, 2016	June 30, 2015
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$740	$80	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	1,630	40	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(76)	—	Noninterest income - net gains (losses) on sale of securities
	2,294	120	Total before tax
	(811)	(42)	Tax (expense) benefit
	$1,483	$78	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$248	$118	Interest income - loans and leases
Interest rate contracts	—	20	Noninterest income - other income
	248	138	Total before tax
	(89)	(48)	Tax (expense) benefit
	$159	$90	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,785)	$(1,882)	Noninterest expense - personnel costs
Prior service credit	492	492	Noninterest expense - personnel costs
	(1,293)	(1,390)	Total before tax
	453	487	Tax (expense) benefit
	$(840)	$(903)	Net of tax

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Six months ended
(dollar amounts in thousands)	June 30, 2016	June 30, 2015
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$1,204	$201	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	1,630	40	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(76)	—	Noninterest income - net gains (losses) on sale of securities
Total before tax	2,758	241
Tax (expense) benefit	(975)	(84)
Net of tax	$1,783	$157
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$893	$251	Interest income - loans and leases
Interest rate contracts	(1)	10	Noninterest income - other income
Total before tax	892	261
Tax (expense) benefit	(313)	(91)
Net of tax	$579	$170
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(3,570)	$(3,763)	Noninterest expense - personnel costs
Prior service credit	984	984	Noninterest expense - personnel costs
Total before tax	(2,586)	(2,779)
Tax (expense) benefit	905	973
Net of tax	$(1,681)	$(1,806)
10. SHAREHOLDERS’ EQUITY
Preferred D Stock issued and outstanding
During the 2016 first and second quarter, Huntington issued $400 million and $200 million of preferred stock, respectively. As part of these transactions, Huntington issued 24,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 6.250% Series D Non-Cumulative Perpetual Preferred Stock (Preferred D Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred D Stock (including dividend, voting, redemption and liquidation rights). Costs of $15 million related to the issuance of the Preferred D Stock are reported as a direct deduction from the face amount of the stock.
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
The Preferred D Stock is perpetual and has no maturity date. Huntington may redeem the Preferred D Stock at our option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2021 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends and, in the case of a redemption following a regulatory capital treatment event, the pro rated portion of dividends, whether or not declared, for the dividend period in which such redemption occurs. Notwithstanding the foregoing, pursuant to a commitment we have made to the Federal Reserve, for at least five years after the date of the issuance of depositary shares offered by the prospectus supplement, we will not redeem or repurchase the Preferred D Stock, whether issued on March 21, 2016 or on the date of the issuance of the depositary shares offered by the prospectus supplement. If Huntington redeems the Preferred D Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred D Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred D Stock or the depositary shares. Any redemption of the Preferred D Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.
2016 Comprehensive Capital Analysis and Review (CCAR)
On June 29, 2016, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in April 2016 as part of the 2016 Comprehensive Capital Analysis and Review (CCAR). These actions included an increase in the quarterly dividend per common share to $0.08, starting in the fourth quarter of 2016. Huntington’s capital plan also included the issuance of capital in connection with the pending acquisition of FirstMerit Corporation and continues the previously announced suspension of the company’s 2015 share repurchase program.
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
On January 26, 2016, Huntington announced the signing of a definitive merger agreement under which Ohio-based FirstMerit Corporation, the parent company of FirstMerit Bank, will merge into Huntington in a stock and cash transaction (see Note 3). As a result, Huntington did not repurchase any shares during 2016.
During the three months ended June 30, 2015, Huntington repurchased a total of 8.8 million shares of common stock at a weighted average share price of $11.20. During the six months ended June 30, 2015 Huntington repurchased a total of 13.8 million shares of common stock at a weighted average share price of $10.92.

11. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for three and six-month periods ended June 30, 2016 and 2015, was as follows:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands, except per share amounts)	2016	2015	2016	2015
Basic earnings per common share:
Net income	$174,540	$196,206	$345,854	$362,060
Preferred stock dividends	(19,874)	(7,968)	(27,872)	(15,933)
Net income available to common shareholders	$154,666	$188,238	$317,982	$346,127
Average common shares issued and outstanding	798,167	806,891	796,961	808,335
Basic earnings per common share	$0.19	$0.23	$0.40	$0.43
Diluted earnings per common share:
Net income available to common shareholders	$154,666	$188,238	$317,982	$346,127
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$154,666	$188,238	$317,982	$346,127
Average common shares issued and outstanding	798,167	806,891	796,961	808,335
Dilutive potential common shares:
Stock options and restricted stock units and awards	9,785	11,250	10,085	11,688
Shares held in deferred compensation plans	2,282	1,912	2,178	1,809
Other	137	185	136	191
Dilutive potential common shares:	12,204	13,347	12,399	13,688
Total diluted average common shares issued and outstanding	810,371	820,238	809,360	822,023
Diluted earnings per common share	$0.19	$0.23	$0.39	$0.42
For the three-month periods ended June 30, 2016 and 2015, approximately 4.7 million and 1.5 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the six-month periods ended June 30, 2016 and 2015, approximately 4.0 million and 1.3 million were not included, respectively,
12.BENEFIT PLANS
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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Service cost (1)	$1,025	$458	$—	$—
Interest cost	6,748	7,984	54	142
Expected return on plan assets	(10,224)	(11,044)	—	—
Amortization of prior service cost	—	—	(492)	(492)
Amortization of gain (loss)	1,865	1,984	(72)	(116)
Settlements	3,400	3,100	—	—
Benefit expense	$2,814	$2,482	$(510)	$(466)

	Pension Benefits		Post Retirement Benefits
	Six months ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Service cost (1)	$2,050	$915	$—	$—
Interest cost	13,496	15,969	109	283
Expected return on plan assets	(20,447)	(22,087)	—	—
Amortization of prior service credit	—	—	(984)	(984)
Amortization of gain (loss)	3,729	3,966	(144)	(232)
Settlements	6,800	5,650	—	—
Benefit expense	$5,628	$4,413	$(1,019)	$(933)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2015 and 2016 service cost represents only administrative expenses.
The Bank, as trustee, held all Plan assets at June 30, 2016 and December 31, 2015. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	June 30, 2016		December 31, 2015
Cash equivalents:
Federated-money market	$5,841	1%	$15,590	3%
Fixed income:
Corporate obligations	220,504	36	205,081	34
U.S. government obligations	65,827	11	64,456	11
Mutual funds-fixed income	26,661	4	32,874	6
U.S. government agencies	7,904	1	6,979	1
Equities:
Mutual funds-equities	129,997	21	136,026	23
Preferred stock	5,100	1	—	—
Common stock	135,757	22	120,046	20
Exchange traded funds	6,574	1	6,530	1
Limited partnerships	10,395	2	6,635	1
Fair value of plan assets	$614,560	100%	$594,217	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At June 30, 2016, equities and money market funds are classified as Level 1; mutual funds-fixed income, corporate obligations, U.S. government obligations, and U.S. government agencies are classified as Level 2; and limited partnerships are classified as Level 3.

In general, investments of the Plan are exposed to various risks such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At June 30, 2016, Plan assets were invested 47% in equity investments, 52% in bonds, and 1% in cash equivalents with an average duration of 12.9 years on bond investments. The estimated life of benefit obligations was 11.9 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.
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
The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
SERP & SRIP	$598	$578	$1,312	$1,157
Defined contribution plan	8,348	8,078	16,269	15,523
Benefit cost	$8,946	$8,656	$17,581	$16,680

13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 17 “Fair Value of Assets and Liabilities” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2016 and 2015.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$614,626	$—	$—	$614,626
Loans held for investment	—	36,978	—	—	36,978
Trading account securities:
Municipal securities	—	2,894	—	—	2,894
Other securities	32,395	—	—	—	32,395
	32,395	2,894	—	—	35,289
Available-for-sale and other securities:
U.S. Treasury securities	7,320	—	—	—	7,320
Federal agencies: Mortgage-backed	—	5,217,792	—	—	5,217,792
Federal agencies: Other agencies	—	85,993	—	—	85,993
Municipal securities	—	343,652	2,237,975	—	2,581,627
Asset-backed securities	—	819,194	71,379	—	890,573
Corporate debt	—	520,004	—	—	520,004
Other securities	12,032	3,947	—	—	15,979
	19,352	6,990,582	2,309,354	—	9,319,288
Automobile loans	—	—	925	—	925
MSRs	—	—	13,105	—	13,105
Derivative assets	—	573,837	14,935	(222,765)	366,007
Liabilities
Derivative liabilities	—	323,675	2,184	(239,910)	85,949
Short-term borrowings	—	907	—	—	907

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$337,577	$—	$—	$337,577
Loans held for investment	—	32,889	—	—	32,889
Trading account securities:
Municipal securities	—	4,159	—	—	4,159
Other securities	32,475	363	—	—	32,838
	32,475	4,522	—	—	36,997
Available-for-sale and other securities:
U.S. Treasury securities	5,472	—	—	—	5,472
Federal agencies: Mortgage-backed	—	4,521,688	—	—	4,521,688
Federal agencies: Other agencies	—	115,913	—	—	115,913
Municipal securities	—	360,845	2,095,551	—	2,456,396
Asset-backed securities	—	761,076	100,337	—	861,413
Corporate debt	—	466,477	—	—	466,477
Other securities	11,397	3,899	—	—	15,296
	16,869	6,229,898	2,195,888	—	8,442,655
Automobile loans	—	—	1,748	—	1,748
MSRs	—	—	17,585	—	17,585
Derivative assets	—	429,448	6,721	(161,297)	274,872
Liabilities
Derivative liabilities	—	287,994	665	(144,309)	144,350
Short-term borrowings	—	1,770	—	—	1,770

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2016 and 2015, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Automobile loans
Opening balance	$14,819	$10,347	$2,281,743	$94,329	$1,216
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2,508)	—	—	—
Total gains/losses for the period:
Included in earnings	(1,714)	4,912	—	2	—
Included in OCI	—	—	7,486	5,842	—
Purchases/originations	—	—	46,457	—	—
Sales	—	—	(36,657)	(27,794)	—
Repayments	—	—	—	—	(291)
Issues	—	—	—	—	—
Settlements	—	—	(61,054)	(1,000)	—
Closing balance	$13,105	$12,751	$2,237,975	$71,379	$925
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1,714)	$4,912	$—	$2	$—
(1) Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$20,455	$7,825	$1,635,808	$30,072	$89,155	$6,495
Transfers into Level 3
Transfers out of Level 3
Total gains/losses for the period:
Included in earnings	226	(1,780)		11	6	(213)
Included in OCI			2,677	505	14,351
Purchases/originations			99,031
Sales
Repayments						(2,284)
Issues
Settlements		(879)	(20,671)	(1,159)	(1,441)
Closing balance	$20,681	$5,166	$1,716,845	$29,429	$102,071	$3,998
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$226	$(1,780)	$2,677	$505	$14,351	$(213)

	Level 3 Fair Value Measurements Six months ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Automobile loans
Opening balance	$17,585	$6,056	$2,095,551	$100,337	$1,748
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(3,423)	—	—	—
Total gains/losses for the period:
Included in earnings	(4,480)	10,118	—	2	—
Included in OCI	—	—	19,326	674	—
Purchases/originations	—	—	283,907	—	—
Sales	—	—	(36,657)	(27,794)	—
Repayments	—	—	—	—	(823)
Issues	—	—	—	—	—
Settlements	—	—	(124,152)	(1,840)	—
Closing balance	$13,105	$12,751	$2,237,975	$71,379	$925
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(4,480)	$10,218	$—	$2	$—
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

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2016 and 2015:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(1,714)	$4,912	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	—	—	—
Noninterest income	—	—	—	—	2	—
Total	$(1,714)	$4,912	$—	$—	$2	$—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$226	$(1,780)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	11	6	(213)
Noninterest income	—	—	—	—	—	—
Total	$226	$(1,780)	$—	$11	$6	$(213)

	Level 3 Fair Value Measurements Six months ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(4,480)	$10,118	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	—	—	—
Noninterest income	—	—	—	—	2	—
Total	$(4,480)	$10,118	$—	$—	$2	$—

	Level 3 Fair Value Measurements Six months ended June 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(2,105)	$3,221	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	27	6	(426)
Noninterest income	—	—	—	—	—	—
Total	$(2,105)	$3,221	$—	$27	$6	$(426)
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2016			December 31, 2015
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$614,626	$582,986	$31,640	$337,577	$326,802	$10,775
Loans held for investment	36,978	37,694	(716)	32,889	33,637	(748)
Automobile loans	925	925	—	1,748	1,748	—
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and six-month periods ended June 30, 2016 and 2015:

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Assets
Loans held for sale	$8,870	$(6,559)	$13,519	$(5,557)
Automobile loans	—	(213)	—	(426)

	Gains (losses) included in fair value changes associated with instrument specific credit risk		Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Assets
Automobile loans	$97	$5	$187	$70
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

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three Months Ended June 30, 2016	Total Gains/(Losses) Six months ended June 30, 2016
MSRs	$120,091	$—	$—	$120,091	$(7,296)	$(23,636)
Impaired loans	43,202	—	—	43,202	4,405	5,822
Other real estate owned	28,901	—	—	28,901	(715)	(1,220)
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
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of June 30, 2016.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2016 and December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2016
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$13,105	Discounted cash flow	Constant prepayment rate	7.4% - 26.6% (12.7%)
			Spread over forward interest rate swap rates	3.0% - 9.2% (5.5%)
Derivative assets	14,935	Consensus Pricing	Net market price	-2.0% - 23.4% (2.9%)
Derivative liabilities	2,184		Estimated Pull through %	10.2% - 99.8% (79.1%)
Municipal securities	2,237,975	Discounted cash flow	Discount rate	0.6% - 7.8% (3.6%)
			Cumulative default	0.1% - 56.0% (2.7%)
			Loss given default	5.0% - 80.0% (19.9%)
Asset-backed securities	71,379	Discounted cash flow	Discount rate	4.9% - 11.4% (6.3%)
			Cumulative prepayment rate	0.0% - 100% (8.5%)
			Cumulative default	1.4% - 100% (11.5%)
			Loss given default	85% - 100% (96.7%)
			Cure given deferral	0.0% - 75.0% (35.9%)
Automobile loans	925	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	43,202	Appraisal value	NA	NA
Other real estate owned	28,901	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$17,585	Discounted cash flow	Constant prepayment rate	7.9% - 25.7% (14.7%)
			Spread over forward interest rate swap rates	3.3% - 9.2% (5.4%)
Derivative assets	6,721	Consensus Pricing	Net market price	-3.2% - 20.9% (1.9%)
Derivative liabilities	665		Estimated Pull through %	11.9% - 99.8% (76.7%)
Municipal securities	2,095,551	Discounted cash flow	Discount rate	0.3% - 7.2% (3.1%)
			Cumulative default	0.1% - 50.0% (2.1%)
			Loss given default	5.0% - 80.0% (20.5%)
Asset-backed securities	100,337	Discounted cash flow	Discount rate	4.6% - 10.9% (6.2%)
			Cumulative prepayment rate	0.0% - 100% (9.6%)
			Cumulative default	1.6% - 100% (11.1%)
			Loss given default	85% - 100% (96.6%)
			Cure given deferral	0.0% - 75.0% (36.8%)
Automobile loans	1,748	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	62,029	Appraisal value	NA	NA
Other real estate owned	27,342	Appraisal value	NA	NA
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$912,076	$912,076	$898,994	$898,994
Trading account securities	35,289	35,289	36,997	36,997
Loans held for sale	786,993	789,608	474,621	484,511
Available-for-sale and other securities	9,653,038	9,653,038	8,775,441	8,775,441
Held-to-maturity securities	5,658,565	5,786,224	6,159,590	6,135,458
Net loans and direct financing leases	51,920,357	50,790,280	49,743,256	48,024,998
Derivatives	366,007	366,007	274,872	274,872
Financial Liabilities
Deposits	55,043,465	55,205,650	55,294,979	55,299,435
Short-term borrowings	1,956,745	1,956,745	615,279	615,279
Long-term debt	7,929,820	7,987,748	7,067,614	7,043,014
Derivatives	85,949	85,949	144,350	144,350
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at June 30, 2016 and December 31, 2015:

	Estimated Fair Value Measurements at Reporting Date Using			June 30, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$5,786,224	$—	$5,786,224
Net loans and direct financing leases	—	—	50,790,280	50,790,280
Financial Liabilities
Deposits	—	52,421,808	2,783,842	55,205,650
Short-term borrowings	—	907	1,955,838	1,956,745
Long-term debt	—	—	7,987,748	7,987,748

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$6,135,458	$—	$6,135,458
Net loans and direct financing leases	—	—	48,024,998	48,024,998
Financial Liabilities
Deposits	—	51,869,105	3,430,330	55,299,435
Short-term borrowings	—	1,770	613,509	615,279
Long-term debt	—	—	7,043,014	7,043,014
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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2016, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$4,700,000	$4,700,000
Deposits	—	—	—
Subordinated notes	450,000	—	450,000
Long-term debt	6,375,000	—	6,375,000
Total notional value at June 30, 2016	$6,825,000	$4,700,000	$11,525,000

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2016:

				Weighted-Average Rate
(dollar amounts in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$4,700,000	0.8	$12,655	0.96%	0.62%
Liability conversion swaps
Receive fixed—generic	6,825,000	2.6	158,779	1.50	0.65
Total swap portfolio at June 30, 2016	$11,525,000	1.9	$171,434	1.28%	0.64%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $19 million and $26 million for the three-month periods ended June 30, 2016, and 2015, respectively. For the six-month periods ended June 30, 2016, and 2015, the net amounts resulted in an increase to net interest income of $40 million and $51 million, respectively.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At June 30, 2016, the fair value of the swap liability of $2 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.
The following table presents the fair values at June 30, 2016 and December 31, 2015 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:
Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	June 30, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$171,479	$80,513
Interest rate contracts not designated as hedging instruments	329,462	190,846
Foreign exchange contracts not designated as hedging instruments	197	37,727
Commodities contracts not designated as hedging instruments	71,852	117,894
Total contracts	$572,990	$426,980

Liability derivatives included in accrued expenses and other liabilities:

(dollar amounts in thousands)	June 30, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$45	$15,215
Interest rate contracts not designated as hedging instruments	248,886	121,815
Foreign exchange contracts not designated as hedging instruments	155	35,283
Commodities contracts not designated as hedging instruments	67,849	114,887
Total contracts	$316,935	$287,200
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2016, and 2015:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$—	$(245)	$(82)	$(458)
Change in fair value of hedged deposits (1)	—	236	72	450
Change in fair value of interest rate swaps hedging subordinated notes (2)	4	(7,362)	6,809	(4,131)
Change in fair value of hedged subordinated notes (2)	(4)	7,362	(6,809)	4,131
Change in fair value of interest rate swaps hedging other long-term debt (2)	22,017	(8,129)	83,049	11,896
Change in fair value of hedged other long-term debt (2)	(21,047)	7,382	(80,834)	(12,263)

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three months ended June 30,			Three months ended June 30,
(dollar amounts in thousands)	2016	2015		2016	2015
Interest rate contracts
Loans	$1,293	$(539)	Interest and fee income - loans and leases	$(248)	$(118)
Investment Securities		—	Noninterest income - other income	—	(20)
Total	$1,293	$(539)		$(248)	$(138)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Six months ended June 30,			Six months ended June 30,
(dollar amounts in thousands)	2016	2015		2016	2015
Interest rate contracts
Loans	$10,542	$17,756	Interest and fee income - loans and leases	$(893)	$(250)
Investment Securities	—	—	Noninterest income - other income	1	(11)
Total	$10,542	$17,756		$(892)	$(261)
Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $6 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.
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
The following table presents the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$421	$133	$377	$(30)
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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

(dollar amounts in thousands)	June 30, 2016	December 31, 2015
Derivative assets:
Interest rate lock agreements	$14,935	$6,721
Forward trades and options	847	2,468
Total derivative assets	15,782	9,189
Derivative liabilities:
Interest rate lock agreements	(102)	(220)
Forward trades and options	(8,822)	(1,239)
Total derivative liabilities	(8,924)	(1,459)
Net derivative asset (liability)	$6,858	$7,730

MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at June 30, 2016 and December 31, 2015, was $0.2 billion and $0.5 billion, respectively. The total notional amount at June 30, 2016, corresponds to trading assets with a fair value of $12 million and no trading liabilities. Net trading gains and (losses) related to MSR hedging for the three-month periods ended June 30, 2016 and 2015, were $6 million and $(9) million, and $18 million and $(4) million for the six-month periods ended June 30, 2016 and 2015, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at June 30, 2016 and December 31, 2015, were $72 million and $76 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $15.0 billion and $14.6 billion at June 30, 2016 and December 31, 2015, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $349 million and $224 million at the same dates, respectively.
Risk Participation Agreements

Huntington periodically enters into risk participation agreement in order to manage credit risk of its derivative positions. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. Huntington can mitigate exposure to certain counterparties or take on exposure to generate additional income. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $400 million and $344 million at June 30, 2016 and December 31, 2015, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The amount Huntington will have to pay if all counterparties defaulted on their swap contracts is the fair value of these risk participations, which was $11 million and $6 million at June 30, 2016 and December 31, 2015, respectively. These contracts mature between 2016 and 2043 and are deemed investment grade.
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
At June 30, 2016 and December 31, 2015, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $28 million and $15 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At June 30, 2016, Huntington pledged $138 million of investment securities and cash collateral to counterparties, while other counterparties pledged $111 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:
Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
June 30, 2016	Derivatives	$588,772	$(222,765)	$366,007	$(48,950)	$(3,159)	$313,898
December 31, 2015	Derivatives	436,169	(161,297)	274,872	(39,305)	(3,462)	232,105
Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
June 30, 2016	Derivatives	$325,859	$(239,910)	$85,949	$(57,320)	$(4,885)	$23,744
December 31, 2015	Derivatives	288,659	(144,309)	144,350	(62,460)	(20)	81,870
15. VIEs
Consolidated VIEs
Consolidated VIEs at June 30, 2016, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of Huntington Technology Finance. During the 2016 first quarter, Huntington canceled the Series 2012A Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,561	$—	$1,561
Loans and leases	105,810	—	105,810
Allowance for loan and lease losses	—	—	—
Net loans and leases	105,810	—	105,810
Accrued income and other assets	—	219	219
Total assets	$107,371	$219	$107,590
Liabilities:
Other long-term debt	$86,315	$—	$86,315
Accrued interest and other liabilities	—	219	219
Total liabilities	86,315	219	86,534
Equity:
Beneficial Interest owned by third party	21,056	—	21,056
Total liabilities and equity	$107,371	$219	$107,590

	December 31, 2015
	Huntington Technology Funding Trust		Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2012A	Series 2014A
Assets:
Cash	$1,377	$1,561	$—	$2,938
Loans and leases	32,180	152,331	—	184,511
Allowance for loan and lease losses	—	—	—	—
Net loans and leases	32,180	152,331	—	184,511
Accrued income and other assets	—	—	229	229
Total assets	$33,557	$153,892	$229	$187,678
Liabilities:
Other long-term debt	$27,153	$123,577	$—	$150,730
Accrued interest and other liabilities	—	—	229	229
Total liabilities	27,153	123,577	229	150,959
Equity:
Beneficial Interest owned by third party	6,404	30,315	—	36,719
Total liabilities and equity	$33,557	$153,892	$229	$187,678
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2016, and December 31, 2015:

	June 30, 2016
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$5,203	$—	$5,203
2012-2 Automobile Trust	147	—	147
Trust Preferred Securities	13,919	317,122	—
Low Income Housing Tax Credit Partnerships	452,526	210,297	452,526
Other Investments	62,564	24,586	62,564
Total	$534,359	$552,005	$520,440

	December 31, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$7,695	$—	$7,695
2012-1 Automobile Trust	94	—	94
2012-2 Automobile Trust	771	—	771
Trust Preferred Securities	13,919	317,106	—
Low Income Housing Tax Credit Partnerships	425,500	196,001	425,500
Other Investments	68,746	25,762	68,746
Total	$516,725	$538,869	$502,806
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

During the 2016 first quarter, Huntington canceled the 2012-1 Automobile Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust. In July 2016, Huntington has elected to exercise its option to purchase the assets of the 2012-2 Automobile Trust. As a result, any remaining assets at the time of the exercise will no longer be part of the trust.
TRUST PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at June 30, 2016 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.34%	(2)	$111,816	$6,186
Huntington Capital II	1.28	(3)	54,593	3,093
Sky Financial Capital Trust III	2.03	(4)	72,165	2,165
Sky Financial Capital Trust IV	2.03	(4)	74,320	2,320
Camco Financial Trust	3.09	(5)	4,228	155
Total			$317,122	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at June 30, 2016, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at June 30, 2016, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at June 30, 2016, based on three-month LIBOR +1.40%.

(5)	Variable effective rate (including impact of purchase accounting accretion) at June 30, 2016, based on three-month LIBOR +1.33%.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	June 30, 2016	December 31, 2015
Affordable housing tax credit investments	$725,193	$674,157
Less: amortization	(272,667)	(248,657)
Net affordable housing tax credit investments	$452,526	$425,500
Unfunded commitments	$210,297	$196,001
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$18,150	$14,434	$36,434	$30,181
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	12,499	11,218	24,905	22,292
Equity method
Tax credit investment (gains) losses included in non-interest income	132	147	264	294
Huntington recognized immaterial impairment losses on tax credit investments during the three-month and six-month periods ended June 30, 2016 and 2015. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
OTHER INVESTMENTS
Other investments determined to be VIE’s include investments in Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2016 and December 31, 2015, were as follows:

(dollar amounts in thousands)	June 30, 2016	December 31, 2015
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$11,629,835	$11,448,927
Consumer	9,088,181	8,574,093
Commercial real estate	887,138	813,271
Standby letters-of-credit	478,333	511,706
Commercial letters-of-credit	29,776	56,119
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $8 million and $7 million at June 30, 2016 and December 31, 2015, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2016, Huntington had $478 million of standby letters-of-credit outstanding, of which 82% were collateralized. Included in this $478 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of June 30, 2016, approximately $156 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $323 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and $0 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At June 30, 2016 and December 31, 2015, Huntington had commitments to sell residential real estate loans of $1.1 billion and $659 million, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $50 million at June 30, 2016. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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
Cyberco Litigation. Huntington has been named a defendant in two lawsuits, arising from Huntington’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, an equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including Huntington, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions when, in fact, no computer equipment was ever purchased or leased from Teleservices, which later proved to be a shell corporation. Bankruptcy proceedings for both Cyberco and Teleservices later ensued.
On March 30, 2012, the U.S. Bankruptcy Court for the Western District of Michigan issued an opinion determining Huntington was the initial transferee of the certain payments made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to Huntington under the Bankruptcy Code, and Huntington was liable for both the payments and the deposits, totaling approximately $73 million.
On September 28, 2015, the U.S. District Court for the Western District of Michigan entered a judgment against Huntington in the amount of $72 million plus costs and pre- and post-judgment interest. While Huntington has appealed the decision to the U.S. Sixth Circuit Court of Appeals and plans to continue to aggressively contest the claims of this complex case, Huntington increased its legal reserves by approximately $38 million in the 2015 third quarter to fully accrue for the amount of the judgment.
MERSCORP Litigation. Huntington is a defendant in an action filed on January 17, 2012 against MERSCORP, Inc. and numerous other financial institutions that participate in the mortgage electronic registration system (MERS). The putative class action was filed on behalf of all 88 counties in Ohio. The plaintiffs allege that the recording of mortgages and assignments thereof is mandatory under Ohio law and seek a declaratory judgment that the defendants are required to record every mortgage and assignment on real property located in Ohio and pay the attendant statutory recording fees. The complaint also seeks damages, attorney’s fees and costs. Huntington along with the other defendant financial institutions filed a motion to dismiss the complaint, which has been fully briefed, but no ruling has been issued by the Geauga County, Ohio Court of Common Pleas. Similar litigation has been initiated against MERSCORP, Inc. and other financial institutions in other jurisdictions throughout the country, however, Huntington has not been named a defendant in those other cases. On May 17, 2016, the Court granted the defendants’ motion to dismiss. The plaintiffs have filed an appeal, but given the trial court’s decision as well as decisions in similar cases in other jurisdictions, Huntington no longer believes this matter is material and therefore will not include it in subsequent filings.

Powell v. Huntington National Bank. Huntington is a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. Huntington removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to Huntington. Following further briefing by the parties, the federal district court denied Huntington’s motion for judgment on the pleadings on September 26, 2014. On June 8, 2015, the Fourth Circuit Court of Appeals granted Huntington’s motion for an interlocutory appeal of the district court’s decision. The matter was briefed and oral argument held, but after the oral argument, the Fourth Circuit dismissed the appeal as improvidently granted and remanded the case back to the district court for further proceedings. The matter is moving forward in the trial court and Huntington has filed an early motion for summary judgment. The discovery stay has been lifted, and plaintiffs have served requests for documents and to take the deposition of Huntington personnel. Trial is now set for January 24, 2017.

FirstMerit Merger Shareholder Litigation. Huntington is a defendant in five lawsuits filed in February and March of 2016 in state and federal courts in Ohio relating to the FirstMerit merger. The plaintiffs in each case are FirstMerit shareholders and have filed class action and derivative claims seeking to enjoin the merger. The plaintiffs also claim that the registration statement filed regarding the merger contained material omissions and/or misrepresentations and seek the filing of a revised registration statement, as well as money damages. Specifically as to Huntington, the plaintiffs claim Huntington aided and abetted in alleged breaches of fiduciary duties by the FirstMerit board of directors in approving the merger, and in one complaint, allege that Huntington had direct involvement in making omissions and/or misrepresentations in the registration statement. Huntington is preparing its defense to the complaints. The state court cases have been consolidated and stayed pending the outcome of the federal court cases, and plaintiffs' motion for expedited discovery was denied. The federal court cases have been consolidated and the defendants filed a joint motion to dismiss on numerous grounds. The court stayed discovery pending the outcome of the defendants' motion to dismiss. The plaintiffs filed a motion for preliminary injunction to delay the shareholder vote scheduled for June 13, 2016 on the basis that supplemental disclosures should be provided to the shareholders. A hearing took place on the preliminary injunction motion for Friday, June 10. The parties in the federal court cases have entered into a tentative settlement. The defendants made agreed supplemental disclosures in advance of the shareholder vote in exchange for which plaintiffs agreed to withdraw their preliminary injunction motion and agreed to a release of all claims in the federal and state actions. Approval of the settlement by the federal court will be necessary, and the parties have agreed to limited confirmatory discovery. The plaintiffs in the state court cases did not join in the settlement, and one of them filed a motion to be appointed the lead plaintiff in the state cases, which the federal court has denied. Should the settlement be approved, however, the claims in the state court cases will be released.
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
Business segment results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.
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
Listed below is certain operating basis financial information reconciled to Huntington’s June 30, 2016, December 31, 2015, and June 30, 2015, reported results by business segment:

	Three Months Ended June 30,
Income Statements	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/Other	Huntington Consolidated
(dollar amounts in thousands)
2016
Net interest income	$270,745	$101,760	$95,602	$40,502	$14,417	$(17,145)	$505,881
Provision (reduction in allowance) for credit losses	21,549	(5,194)	9,726	(1,021)	(551)	—	24,509
Noninterest income	128,903	64,918	10,589	27,588	22,321	16,793	271,112
Noninterest expense	279,286	92,121	42,331	50,863	26,455	32,605	523,661
Income taxes	34,585	27,913	18,947	6,387	3,792	(37,341)	54,283
Net income	$64,228	$51,838	$35,187	$11,861	$7,042	$4,384	$174,540
2015
Net interest income	$256,921	$94,397	$95,042	$27,751	$16,353	$222	$490,686
Provision (reduction in allowance) for credit losses	19,401	(3,027)	3,498	1,596	(1,049)	—	20,419
Noninterest income	112,938	70,361	11,574	37,964	31,976	16,960	281,773
Noninterest expense	260,487	76,373	37,855	63,221	41,639	12,202	491,777
Income taxes	31,490	31,994	22,842	314	2,709	(25,292)	64,057
Net income	$58,481	$59,418	$42,421	$584	$5,030	$30,272	$196,206

	Six months ended June 30,
Income Statements	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/Other	Huntington Consolidated
(dollar amounts in thousands)
2016
Net interest income	$535,433	$202,623	$191,171	$79,781	$27,433	$(27,494)	$1,008,947
Provision (reduction in allowance) for credit losses	33,745	29,562	(6,891)	(1,500)	(2,825)	—	52,091
Noninterest income	246,462	123,499	17,840	55,395	33,971	35,812	512,979
Noninterest expense	552,530	182,549	82,534	100,860	52,063	44,205	1,014,741
Income taxes	68,467	39,904	46,679	12,536	4,258	(62,604)	109,240
Net income	$127,153	$74,107	$86,689	$23,280	$7,908	$26,717	$345,854
2015
Net interest income	$505,571	$169,315	$190,204	$54,575	$31,630	$7,076	$958,371
Provision for credit losses	26,553	3,808	2,115	4,240	4,294	—	41,010
Noninterest income	208,696	125,254	16,249	78,388	50,634	34,175	513,396
Noninterest expense	516,851	132,790	74,033	121,849	77,427	27,684	950,634
Income taxes	59,802	55,290	45,607	2,406	190	(45,232)	118,063
Net income	$111,061	$102,681	$84,698	$4,468	$353	$58,799	$362,060

	Assets at		Deposits at
(dollar amounts in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Retail & Business Banking	$15,977,841	$15,746,086	$31,095,956	$30,875,607
Commercial Banking	17,947,824	17,022,387	10,353,358	11,424,778
AFCRE	20,942,630	17,856,368	1,692,868	1,651,702
RBHPCG	4,476,036	4,291,403	8,161,115	7,690,581
Home Lending	3,464,385	3,080,690	335,403	361,881
Treasury / Other	11,145,301	13,021,367	3,404,765	3,290,430
Total	$73,954,017	$71,018,301	$55,043,465	$55,294,979

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation, and West Subsidiary Corporation.	Current Report on Form 8-K dated January 28, 2016.	001-34073	2.1

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Articles Supplementary of Huntington Bancshares Incorporated, as of March 18, 2016.	Current Report on Form 8-K dated March 21, 2016.	001-34073	3.1

3.11	Articles Supplementary of Huntington Bancshares Incorporated, as of May 3, 2016.	Current Report on Form 8-K dated May 5, 2016.	001-34073	3.2

3.12	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014	001-34073	3.1

4.1
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	*Huntington Bancshares Incorporated Management Incentive Plan for Covered Officers	Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders	001-34073	A

10.2	* Form of 2016 Stock Option Grant Agreement

10.3	* Form of 2016 Restricted Stock Unit Grant Agreement
10.4	* Form of 2016 Performance Share Unit Grant Agreement

31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	***Section 1350 Certification – Chief Executive Officer.

32.2	***Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2016, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date:	July 29, 2016	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	July 29, 2016	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer