Form 10-Q
period 2016-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2016-11-08
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
There were 1,084,782,727 shares of Registrant’s common stock ($0.01 par value) outstanding on September 30, 2016.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ABS	Asset-Backed Securities

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDI	Core Deposit Intangible

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CET1	Common equity tier 1 on a transitional Basel III basis

CFPB	Bureau of Consumer Financial Protection

CFTC	Commodity Futures Trading Commission

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA/DTL	Deferred Tax Asset/Deferred Tax Liability

E&P	Exploration and Production

EFT	Electronic Fund Transfer

EPS	Earnings Per Share

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FirstMerit	FirstMerit Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

GNMA	Government National Mortgage Association, or Ginnie Mae

HAA	Huntington Asset Advisors, Inc.

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HASI	Huntington Asset Services, Inc.

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio

LGD	Loss-Given-Default

LIBOR	London Interbank Offered Rate

LIHTC	Low Income Housing Tax Credit

LTD	Long-Term Debt

LTV	Loan to Value

Macquarie	Macquarie Equipment Finance, Inc. (U.S. operations)

MBS	Mortgage-Backed Securities

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NAICS	North American Industry Classification System

NALs	Nonaccrual Loans

NCO	Net Charge-off

NII	Net Interest Income

NIM	Net Interest Margin

NPA	Nonperforming Asset

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans
Includes nonaccrual loans and leases (Table 14), troubled debt restructured loans (Table 16), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 4), and Criticized commercial loans (credit quality indicators section of Footnote 4).

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 1,129 branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands. Our foreign banking activities, in total or with any individual country, are not significant.
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

EXECUTIVE OVERVIEW

Business Combinations
On August 16, 2016, Huntington completed its acquisition of FirstMerit Corporation in a stock and cash transaction valued at approximately $3.7 billion. FirstMerit Corporation was a diversified financial services company headquartered in Akron, Ohio, with operations in Ohio, Michigan, Wisconsin, Illinois and Pennsylvania. Post acquisition, Huntington now operates across an eight-state Midwestern footprint. The acquisition resulted in a combined company with a larger market presence and more diversified loan portfolio, as well as a larger core deposit funding base and economics of scale associated with a larger financial institution.

Summary of 2016 Third Quarter Results Compared to 2015 Third Quarter
For the quarter, we reported net income of $127 million, or $0.11 per common share, compared with $153 million, or $0.18 per common share, in the year-ago quarter (see Table 1). Reported net income was impacted by FirstMerit acquisition-related expenses totaling $159 million pre-tax, or $0.11 per common share.
Fully-taxable equivalent net interest income was $636 million, up $132 million, or 26%. The results reflected the benefit from a $16.4 billion, or 26%, increase in average earning assets and a 2 basis point improvement in the net interest margin to 3.18%. Average earning asset growth included an $11.7 billion, or 24%, increase in average loans and leases, and a $4.4 billion, or 32%, increase in average securities, both of which were impacted by the mid-quarter FirstMerit acquisition. The net interest margin expansion reflected a 10 basis point increase in earning asset yields and a 2 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 10 basis point increase in funding costs. The 2016 third quarter net interest margin included 12 basis points of purchase accounting favorable impact.
The provision for credit losses was $64 million, up $41 million, or 184%. Net charge-offs increased $24 million, or 148%, to $40 million. Net charge-offs represented an annualized 0.26% of average loans and leases in the current quarter, up from 0.13% in the year-ago quarter. The increase was a function of higher commercial recoveries in the year-ago quarter combined with higher automobile and other consumer losses primarily based on portfolio growth.  We continue to be pleased with the net charge-off performance within each portfolio and in total. Commercial net charge-offs were positively impacted by continued recoveries in the CRE portfolio and broader continued successful workout strategies, while consumer charge-offs remain within our expected range. Overall consumer credit metrics, led by the residential mortgage and home equity portfolios, continue to show an improving trend, while the commercial portfolios continue to experience some quarter-to-quarter volatility based on the absolute low level of problem loans.
Noninterest income was $302 million, up $49 million, or 19%. Mortgage banking income increased $22 million, or 114%, reflecting a 39% increase in mortgage origination volume and a $10 million impact from net MSR activity. In addition, service charges on deposit accounts increased $12 million, or 16%, reflecting the benefit of new customer acquisition. Also, cards and payment processing income increased $8 million, or 21%, due to higher credit and debit card related income and underlying customer growth.
Noninterest expense was $712 million, up $186 million, or 35%. Reported noninterest expense was impacted by FirstMerit acquisition-related expenses totaling $159 million. Personnel costs increased $119 million, or 41%, primarily reflecting $76 million of acquisition-related personnel expense and an increase in average full-time equivalent employees related to the in-store branch expansion and the addition of colleagues from FirstMerit. In addition, professional services increased $35 million, or 294%, primarily reflecting $34 million of expenses related to the FirstMerit acquisition. Also, outside data processing and other services increased $33 million, or 56%, reflecting $28 million of expenses related to the FirstMerit acquisition, as well as ongoing technology investments. These increases were partially offset by a $33 million, or 41%, decrease in other expense, primarily reflecting litigation reserve adjustments in the year-ago quarter.
The tangible common equity to tangible assets ratio was 7.14%, down 75 basis points. The CET1 risk-based capital ratio was 9.09% at September 30, 2016, down from 9.72% a year ago. The regulatory tier 1 risk-based capital ratio was 10.40% compared to 10.49% at September 30, 2015. All capital ratios were impacted by the $1.3 billion of goodwill created and $2.8 billion of common stock issued as part of the FirstMerit acquisition, as well as to a lesser extent the repurchase of 2.5 million common stock during the 2015 fourth quarter under the repurchase authorization included in the 2015 CCAR capital plan. The regulatory Tier 1 risk-based and total risk-based capital ratios benefited from the issuance of $400 million and $200 million of class D preferred equity during the 2016 first and second quarters, respectively, and the issuance of $100 million of Huntington class C preferred equity in exchange for FirstMerit preferred equity in conjunction with the acquisition during the 2016 third quarter. The total risk-based capital ratio was impacted by the repurchase of $25 million of trust preferred securities during the 2016 third quarter.

Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management and (5) maintain capital and liquidity positions consistent with our risk appetite. Specifically, we are focused on the successful integration of FirstMerit for the remainder of the year and for 2017.
Economy
Guidance from the Federal Reserve makes an interest rate increase appear likely in the near term, which would be incrementally helpful to our bottom line. In addition, according to the Philadelphia FRB coincident economic indicator, economic activity in Michigan, Ohio and Indiana has grown faster than the U.S. in the economic recovery-to-date. Also, economic activity growth is expected to grow on par within the U.S. in most of the Huntington Footprint states; per capita disposable personal income growth has grown faster than the U.S. during the economic recovery in most Huntington footprint states. Further, unemployment rates were at or below the national average in August in Indiana, Kentucky, Ohio, Michigan and Wisconsin; unemployment rates are near 15 year lows in Ohio and Michigan.
Expectations – 2016
Excluding Significant Items, we expect total revenues for the full year 2016 to increase 16-18%, while we expect noninterest expenses to increase 13%-15%. We expect to deliver positive operating leverage for the fourth consecutive year. We expect the effective tax rate for the full year 2016 to be in the 24%-25% range, excluding Significant Items, which are taxed at an approximate 35% rate.
Overall, asset quality metrics are expected to remain near current levels, with moderate quarterly volatility. We anticipate NCOs for the full year 2016 will remain below our long-term normalized range of 35 to 55 basis points.

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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
Interest income	$694,346	$565,658	$557,251	$544,153	$538,477
Interest expense	68,956	59,777	54,185	47,242	43,022
Net interest income	625,390	505,881	503,066	496,911	495,455
Provision for credit losses	63,805	24,509	27,582	36,468	22,476
Net interest income after provision for credit losses	561,585	481,372	475,484	460,443	472,979
Service charges on deposit accounts	86,847	75,613	70,262	72,854	75,157
Cards and payment processing income	44,320	39,184	36,447	37,594	36,664
Mortgage banking income	40,603	31,591	18,543	31,418	18,956
Trust services	28,923	22,497	22,838	25,272	24,972
Insurance income	15,865	15,947	16,225	15,528	16,204
Brokerage income	14,719	14,599	15,502	14,462	15,059
Capital markets fees	14,750	13,037	13,010	13,778	12,741
Bank owned life insurance income	14,452	12,536	13,513	13,441	12,719
Gain on sale of loans	7,506	9,265	5,395	10,122	5,873
Securities gains	1,031	656	—	474	188
Other income	33,399	36,187	30,132	37,272	34,586
Total noninterest income	302,415	271,112	241,867	272,215	253,119
Personnel costs	405,024	298,949	285,397	288,861	286,270
Outside data processing and other services	91,133	63,037	61,878	63,775	58,535
Equipment	40,792	31,805	32,576	31,711	31,303
Net occupancy	41,460	30,704	31,476	32,939	29,061
Marketing	14,438	14,773	12,268	12,035	12,179
Professional services	47,075	21,488	13,538	13,010	11,961
Deposit and other insurance expense	14,940	12,187	11,208	11,105	11,550
Amortization of intangibles	9,046	3,600	3,712	3,788	3,913
Other expense	48,339	47,118	39,027	41,542	81,736
Total noninterest expense	712,247	523,661	491,080	498,766	526,508
Income before income taxes	151,753	228,823	226,271	233,892	199,590
Provision for income taxes	24,749	54,283	54,957	55,583	47,002
Net income	127,004	174,540	171,314	178,309	152,588
Dividends on preferred shares	18,537	19,874	7,998	7,972	7,968
Net income applicable to common shares	$108,467	$154,666	$163,316	$170,337	$144,620
Average common shares—basic	938,578	798,167	795,755	796,095	800,883
Average common shares—diluted	952,081	810,371	808,349	810,143	814,326
Net income per common share—basic	$0.12	$0.19	$0.21	$0.21	$0.18
Net income per common share—diluted	0.11	0.19	0.20	0.21	0.18
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.06
Return on average total assets	0.58%	0.96%	0.96%	1.00%	0.87%
Return on average common shareholders’ equity	5.4	9.6	10.4	10.8	9.3
Return on average tangible common shareholders’ equity (2)	7.0	11.0	11.9	12.4	10.7
Net interest margin (3)	3.18	3.06	3.11	3.09	3.16
Efficiency ratio (4)	75.0	66.1	64.6	63.7	69.1
Effective tax rate	16.3	23.7	24.3	23.8	23.5
Revenue—FTE
Net interest income	$625,390	$505,881	$503,066	$496,911	$495,455
FTE adjustment	10,598	10,091	9,159	8,425	8,168
Net interest income (3)	635,988	515,972	512,225	505,336	503,623
Noninterest income	302,415	271,112	241,867	272,215	253,119
Total revenue (3)	$938,403	$787,084	$754,092	$777,551	$756,742

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2 - Selected Year to Date Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Interest income	$1,817,255	$1,570,368	$246,887	16%
Interest expense	182,918	116,542	66,376	57
Net interest income	1,634,337	1,453,826	180,511	12
Provision for credit losses	115,896	63,486	52,410	83
Net interest income after provision for credit losses	1,518,441	1,390,340	128,101	9
Service charges on deposit accounts	232,722	207,495	25,227	12
Cards and payment processing income	119,951	105,121	14,830	14
Mortgage banking income	90,737	80,435	10,302	13
Trust services	74,258	80,561	(6,303)	(8)
Insurance income	48,037	49,736	(1,699)	(3)
Brokerage income	44,819	45,743	(924)	(2)
Capital markets fees	40,797	39,838	959	2
Bank owned life insurance income	40,500	38,959	1,541	4
Gain on sale of loans	22,166	22,915	(749)	(3)
Securities gains	1,687	270	1,417	525
Other income	99,720	95,442	4,278	4
Total noninterest income	815,394	766,515	48,879	6
Personnel costs	989,369	833,321	156,048	19
Outside data processing and other services	216,047	167,578	48,469	29
Equipment	105,173	93,246	11,927	13
Net occupancy	103,640	88,942	14,698	17
Marketing	41,479	40,178	1,301	3
Professional services	82,101	37,281	44,820	120
Deposit and other insurance expense	38,335	33,504	4,831	14
Amortization of intangibles	16,357	24,079	(7,722)	(32)
Other expense	134,487	159,013	(24,526)	(15)
Total noninterest expense	1,726,988	1,477,142	249,846	17
Income before income taxes	606,847	679,713	(72,866)	(11)
Provision for income taxes	133,989	165,065	(31,076)	(19)
Net income	472,858	514,648	(41,790)	(8)
Dividends declared on preferred shares	46,409	23,901	22,508	94
Net income applicable to common shares	$426,449	$490,747	$(64,298)	(13)%
Average common shares—basic	844,167	805,851	38,316	5%
Average common shares—diluted	856,934	819,458	37,476	5
Net income per common share—basic	$0.51	$0.61	$(0.10)	(16)
Net income per common share—diluted	0.50	0.60	(0.10)	(17)
Cash dividends declared per common share	0.21	0.18	0.03	17
Revenue—FTE
Net interest income	$1,634,337	$1,453,826	$180,511	12%
FTE adjustment	29,848	23,690	6,158	26
Net interest income (2)	1,664,185	1,477,516	186,669	13
Noninterest income	815,394	766,515	48,879	6
Total revenue (2)	$2,479,579	$2,244,031	$235,548	10%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by the Significant Items summarized below:

1. Mergers and acquisitions, net. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, are as follows:

•	The 2016 third, second, and first quarters included $159 million, $21 million, and $6 million, respectively, of noninterest expense related to the acquisition of FirstMerit.

•
During the 2015 third quarter, $5 million of noninterest expense was recorded related to the acquisition of Huntington Technology Finance, the transition of the Huntington Funds and the sale of Huntington Asset Advisors, which were completed during the 2015 fourth quarter.

•
The 2015 second quarter and first quarter included $2 million and $3 million, respectively, of Huntington Technology Finance merger-related noninterest expense that was not originally reported as a Significant Item. As a result of 2015 third quarter activity, merger related expense was identified as a Significant Item for the 2015 full year and, as such, these amounts are now included as Significant Items.

2. Litigation reserves. During the 2015 third quarter, $38 million of additions to litigation reserves were recorded as noninterest expense.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	September 30, 2016		June 30, 2016		September 30, 2015
	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$127,004		$174,540		$152,588
Earnings per share, after-tax		$0.11		$0.19		$0.18

Significant Items—favorable (unfavorable) impact:	Earnings	EPS	Earnings	EPS	Earnings	EPS
Mergers and acquisitions:
Mergers and acquisitions (1)	$(158,749)		$(20,789)		$(4,839)
Tax impact	52,033		7,213		1,694
Mergers and acquisitions, after tax (2)(3)	$(106,716)	$(0.11)	$(13,576)	$(0.02)	$(3,145)	$—

Litigation reserves:
Litigation reserves (1)	$—		$—		$(38,186)
Tax impact	—		—		13,365
Litigation reserves, after tax (2)(3)	$—	$—	$—	$—	$(24,821)	$(0.03)

(1)	Pretax unless otherwise noted.

(2)	Based on average outstanding diluted common shares.

(3)	After-tax.

	Nine Months Ended
	September 30, 2016		September 30, 2015
	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$472,858		$514,648
Earnings per share, after-tax		$0.50		$0.60
Significant Items—favorable (unfavorable) impact:	Earnings	EPS	Earnings	EPS
Mergers and acquisitions:
Mergers and acquisitions (1)	$(185,944)		$(9,691)
Tax impact	61,252		3,392
Mergers and acquisitions, net of tax (2)(3)	$(124,692)	$(0.14)	$(6,299)	$(0.01)

Litigation reserves:
Litigation reserves (1)	$—		$(38,186)
Tax impact	—		13,365
Litigation reserves, net of tax (2)(3)	$—	$—	$(24,821)	$(0.03)

(1)	Pretax unless otherwise noted.

(2)	Based on average outstanding diluted common shares.

(3)	After-tax.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (3)
(dollar amounts in millions)
	Average Balances
	Three Months Ended					Change
	September 30,	June 30,	March 31,	December 31,	September 30,	3Q16 vs. 3Q15
	2016	2016	2016	2015	2015	Amount	Percent
Assets:
Interest-bearing deposits in banks	$95	$99	$98	$89	$89	$6	7%
Loans held for sale	695	571	433	502	464	231	50
Securities:
Available-for-sale and other securities:
Taxable	9,785	6,904	6,633	8,099	8,310	1,475	18
Tax-exempt	2,854	2,510	2,358	2,257	2,136	718	34
Total available-for-sale and other securities	12,639	9,414	8,991	10,356	10,446	2,193	21
Trading account securities	49	41	40	39	52	(3)	(6)
Held-to-maturity securities—taxable	5,487	5,806	6,054	4,148	3,226	2,261	70
Total securities	18,175	15,261	15,085	14,543	13,724	4,451	32
Loans and leases: (2)
Commercial:
Commercial and industrial	24,957	21,344	20,649	20,186	19,802	5,155	26
Commercial real estate:
Construction	1,132	881	923	1,108	1,101	31	3
Commercial	5,227	4,345	4,283	4,158	4,193	1,034	25
Commercial real estate	6,359	5,226	5,206	5,266	5,294	1,065	20
Total commercial	31,316	26,570	25,855	25,452	25,096	6,220	25
Consumer:
Automobile	11,402	10,146	9,730	9,286	8,879	2,523	28
Home equity	9,260	8,416	8,441	8,463	8,526	734	9
Residential mortgage	7,008	6,187	6,018	6,079	6,048	960	16

RV and marine finance	915	—	—	—	—	N.R.	N.R.
Other consumer	821	613	574	547	497	324	65
Total consumer	29,406	25,362	24,763	24,375	23,950	5,456	23
Total loans and leases	60,722	51,932	50,618	49,827	49,046	11,676	24
Allowance for loan and lease losses	(623)	(616)	(604)	(595)	(609)	(14)	2
Net loans and leases	60,099	51,316	50,014	49,232	48,437	11,662	24
Total earning assets	79,687	67,863	66,234	64,961	63,323	16,364	26
Cash and due from banks	1,325	1,001	1,013	1,468	1,555	(230)	(15)
Intangible assets	1,547	726	730	734	739	808	109
All other assets	4,962	4,149	4,223	4,233	4,273	689	16
Total assets	$86,898	$73,123	$71,596	$70,801	$69,281	$17,617	25%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$20,033	$16,507	$16,334	$17,174	$17,017	$3,016	18%
Demand deposits—interest-bearing	12,362	8,445	7,776	6,923	6,604	5,758	87
Total demand deposits	32,395	24,952	24,110	24,097	23,621	8,774	37
Money market deposits	18,453	19,534	19,682	19,843	19,512	(1,059)	(5)
Savings and other domestic deposits	8,889	5,402	5,306	5,215	5,224	3,665	70
Core certificates of deposit	2,285	2,007	2,265	2,430	2,534	(249)	(10)
Total core deposits	62,022	51,895	51,363	51,585	50,891	11,131	22
Other domestic time deposits of $250,000 or more	382	402	455	426	217	165	76
Brokered deposits and negotiable CDs	3,904	2,909	2,897	2,929	2,779	1,125	40
Deposits in foreign offices	194	208	264	398	492	(298)	(61)
Total deposits	66,502	55,414	54,979	55,338	54,379	12,123	22
Short-term borrowings	1,306	1,032	1,145	524	844	462	55
Long-term debt	8,488	7,899	7,202	6,788	6,043	2,445	40
Total interest-bearing liabilities	56,263	47,838	46,992	45,476	44,249	12,014	27
All other liabilities	1,608	1,416	1,515	1,515	1,442	166	12
Shareholders’ equity	8,994	7,362	6,755	6,636	6,573	2,421	37
Total liabilities and shareholders’ equity	$86,898	$73,123	$71,596	$70,801	$69,281	$17,617	25%

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued) (3)

	Average Yield Rates (2)
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Fully-taxable equivalent basis (1)	2016	2016	2016	2015	2015
Assets:
Interest-bearing deposits in banks	0.64%	0.25%	0.21%	0.08%	0.06%
Loans held for sale	3.53	3.89	3.99	4.24	3.81
Securities:
Available-for-sale and other securities:
Taxable	2.35	2.37	2.39	2.50	2.51
Tax-exempt	3.01	3.38	3.40	3.15	3.12
Total available-for-sale and other securities	2.50	2.64	2.65	2.64	2.63
Trading account securities	0.58	0.98	0.50	1.09	0.97
Held-to-maturity securities—taxable	2.41	2.44	2.43	2.45	2.46
Total securities	2.47	2.56	2.56	2.58	2.59
Loans and leases: (3)
Commercial:
Commercial and industrial	3.68	3.49	3.52	3.47	3.58
Commercial real estate:
Construction	3.76	3.70	3.51	3.45	3.52
Commercial	3.54	3.35	3.59	3.31	3.43
Commercial real estate	3.58	3.41	3.57	3.34	3.45
Total commercial	3.66	3.47	3.53	3.45	3.55
Consumer:
Automobile	3.37	3.15	3.17	3.22	3.23
Home equity	4.21	4.17	4.20	4.01	4.01
Residential mortgage	3.61	3.65	3.69	3.67	3.71
RV and marine finance	5.70	—	—	—	—
Other consumer	10.89	10.28	10.02	9.17	8.88
Total consumer	3.97	3.79	3.81	3.74	3.75
Total loans and leases	3.81	3.63	3.67	3.59	3.65
Total earning assets	3.52	3.41	3.44	3.37	3.42
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.11	0.09	0.09	0.08	0.07
Total demand deposits	0.04	0.03	0.03	0.02	0.02
Money market deposits	0.24	0.24	0.24	0.23	0.23
Savings and other domestic deposits	0.21	0.11	0.13	0.14	0.14
Core certificates of deposit	0.43	0.79	0.82	0.83	0.80
Total core deposits	0.20	0.22	0.23	0.23	0.23
Other domestic time deposits of $250,000 or more	0.40	0.40	0.41	0.40	0.43
Brokered deposits and negotiable CDs	0.44	0.40	0.38	0.19	0.17
Deposits in foreign offices	0.13	0.13	0.13	0.13	0.13
Total deposits	0.22	0.23	0.24	0.23	0.22
Short-term borrowings	0.29	0.36	0.32	0.09	0.09
Long-term debt	1.97	1.85	1.68	1.49	1.45
Total interest-bearing liabilities	0.49	0.50	0.46	0.41	0.39
Net interest rate spread	3.03	2.91	2.98	2.96	3.03
Impact of noninterest-bearing funds on margin	0.15	0.15	0.13	0.13	0.13
Net interest margin	3.18%	3.06%	3.11%	3.09%	3.16%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan and lease, and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.
N.R.—Not relevant.

2016 Third Quarter versus 2015 Third Quarter

FTE net interest income for the 2016 third quarter increased $132 million, or 26%, from the 2015 third quarter. This reflected the benefit from the $16.4 billion, or 26%, increase in average earning assets coupled with a 2 basis point improvement in the FTE net interest margin to 3.18%. Average earning asset growth included an $11.7 billion, or 24%, increase in average loans and leases and a $4.4 billion, or 32%, increase in average securities, both of which were impacted by the mid-quarter FirstMerit acquisition. The NIM expansion reflected a 10 basis point increase in earning asset yields and a 2 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 10 basis point increase in funding costs. The 2016 third quarter NIM included 12 basis points of purchase accounting benefit.
Average earning assets for the 2016 third quarter increased $16.4 billion, or 26%, from the year-ago quarter. The increase was driven by:

•
$5.2 billion, or 26%, increase in average C&I loans and leases, impacted by the mid-quarter FirstMerit acquisition. This increase also reflects organic growth in equipment finance leases, automobile dealer floorplan lending, and corporate banking.

•
$4.4 billion, or 32%, increase in average securities, impacted by the mid-quarter FirstMerit acquisition, the reinvestment of cash flows and additional investment in Liquidity Coverage Ratio (LCR) Level 1 qualifying securities, and a $0.8 billion increase in direct purchase municipal instruments in our Commercial Banking segment, offset by sales of certain securities following the closing of the FirstMerit acquisition.

•
$2.5 billion, or 28%, increase in average automobile loans, impacted by the mid-quarter FirstMerit acquisition. The 2016 third quarter represented the eleventh consecutive quarter of greater than $1.0 billion in automobile loan originations, while maintaining our underwriting consistency and discipline.

•	$1.1 billion, or 20%, increase in average CRE loans, impacted by the mid-quarter FirstMerit acquisition.

•
$1.0 billion, or 16%, increase in average residential mortgage loans, impacted by the mid-quarter FirstMerit acquisition as well as increased demand for residential mortgage loans across our footprint.

•	$0.9 billion increase in RV and marine finance loans, reflecting the acquisition of the product offering in the FirstMerit acquisition.

•	$0.7 billion, or 9%, increase in average home equity loans, impacted by the mid-quarter FirstMerit acquisition.
While not affecting quarterly average balances, approximately $2.6 billion of total loans and leases, comprised of $1.5 billion of automobile loans, $1.0 billion of predominantly non-relationship C&I loans and leases, and $0.1 billion of predominantly non-relationship CRE loans were moved to Loans held for sale at the end of the 2016 third quarter as part of a continued balance sheet optimization strategy following the closing of the FirstMerit acquisition.
Average total deposits for the 2016 third quarter increased $12.1 billion, or 22%, from the year-ago quarter, impacted by the mid-quarter FirstMerit acquisition, while average total core deposits increased $11.1 billion, or 22%. Average total interest-bearing liabilities increased $12.0 billion, or 27%, from the year-ago quarter, impacted by the mid-quarter FirstMerit acquisition. Changes in total liabilities from the year-ago quarter reflected:

•
$8.8 billion, or 37%, increase in average demand deposits, impacted by the mid-quarter FirstMerit acquisition. Average interest-bearing demand deposits increased $5.8 billion, or 87%, and average noninterest-bearing demand deposits increased $3.0 billion, or 18%. The increase in average total demand deposits was comprised of a $6.1 billion, or 39%, increase in average commercial demand deposits and a $2.7 billion, or 33%, increase in average consumer demand deposits.

•	$3.7 billion, or 70%, increase in savings and other domestic deposits, impacted by the mid-quarter FirstMerit acquisition.

•	$2.9 billion, or 42%, increase in average total debt, primarily reflecting the issuance of $3.3 billion of senior debt over the past five quarters.

•	$1.1 billion, or 40%, increase in brokered deposits and negotiable CDs, impacted by the mid-quarter FirstMerit acquisition.

Partially offset by:

•
$1.1 billion, or 5%, decrease in average money market deposits. During the 2016 third quarter, changes to commercial accounts resulted in the reclassification of $2.8 billion of deposits from money market into interest-bearing demand deposits. This decrease was partially offset by the impact of the mid-quarter FirstMerit acquisition.

2016 Third Quarter versus 2016 Second Quarter

Compared to the 2016 second quarter, FTE net interest income increased $120 million, or 23%. Average earning assets increased $11.8 billion, or 17%, sequentially, and the NIM increased 12 basis points. The increase in the NIM reflected an 11 basis point increase in earning asset yields and a 1 basis point decrease in the cost of interest-bearing liabilities.
Compared to the 2016 second quarter, average earning assets increased $11.8 billion, or 17%. On a reported basis, average loans and leases increased $8.8 billion, or 17%, primarily reflecting a $3.6 billion increase in average C&I loans, a $1.1 billion increase in average CRE loans, a $1.3 billion increase in average automobile loans, a $0.8 billion increase in home equity loans, and a $0.8 billion increase in residential mortgage loans, as well as the addition of $0.9 billion in RV and marine finance loans. Average securities increased $2.9 billion, or 19%. These increases primarily reflected the FirstMerit acquisition.
Compared to the 2016 second quarter, average total core deposits increased $10.1 billion, or 20%. The increase primarily reflected a $3.9 billion, or 46%, increase in average interest-bearing demand deposits, a $3.5 billion, or 21%, increase in average noninterest-bearing demand deposits, and a $3.5 billion, or 65%, increase in savings and other domestic deposits, partially offset by a $1.1 billion, or 6%, decrease in money market deposits. These increases primarily reflected the mid-quarter FirstMerit acquisition. Average total debt increased $0.9 billion, or 10%, reflecting the $1.0 billion senior debt issuance during the 2016 third quarter.

Table 5 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Nine months ended September 30,		Change		Nine months ended September 30,
Fully-taxable equivalent basis (1)	2016	2015	Amount	Percent	2016	2015
Assets:
Interest-bearing deposits in banks	$97	$90	$7	8%	0.37%	0.11%
Loans held for sale	567	706	(139)	(20)	3.76	3.49
Securities:
Available-for-sale and other securities:
Taxable	7,781	7,966	(185)	(2)	2.37	2.54
Tax-exempt	2,576	2,014	562	28	3.25	3.10
Total available-for-sale and other securities	10,357	9,980	377	4	2.59	2.65
Trading account securities	43	49	(6)	(12)	0.68	1.06
Held-to-maturity securities—taxable	5,781	3,299	2,482	75	2.43	2.47
Total securities	16,181	13,328	2,853	21	2.53	2.60
Loans and leases: (3)
Commercial:
Commercial and industrial	22,326	19,581	2,745	14	3.57	3.51
Commercial real estate:
Construction	979	987	(8)	(1)	3.66	3.64
Commercial	4,621	4,227	394	9	3.50	3.47
Commercial real estate	5,600	5,214	386	7	3.52	3.50
Total commercial	27,926	24,795	3,131	13	3.56	3.51
Consumer:

Automobile	10,430	8,582	1,848	22	3.24	3.23
Home equity	8,708	8,504	204	2	4.19	4.01
Residential mortgage	6,406	5,906	500	8	3.65	3.72
RV and marine finance	307	—	N.R.	N.R.	5.70	—
Other consumer	670	458	212	46	10.46	8.53
Total consumer	26,521	23,450	3,071	13	3.86	3.74
Total loans and leases	54,447	48,245	6,202	13	3.71	3.62
Allowance for loan and lease losses	(614)	(610)	(4)	1
Net loans and leases	53,833	47,635	6,198	13
Total earning assets	71,292	62,369	8,923	14	3.46%	3.42%
Cash and due from banks	1,114	1,140	(26)	(2)
Intangible assets	1,003	693	310	45
All other assets	4,446	4,212	234	6
Total assets	$77,241	$67,804	$9,437	14%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$17,634	$16,061	$1,573	10%	—%	—%
Demand deposits—interest-bearing	9,538	6,455	3,083	48	0.10	0.06
Total demand deposits	27,172	22,516	4,656	21	0.03	0.02
Money market deposits	19,220	19,228	(8)	—	0.24	0.22
Savings and other domestic deposits	6,541	5,222	1,319	25	0.16	0.14
Core certificates of deposit	2,186	2,661	(475)	(18)	0.67	0.78
Total core deposits	55,119	49,627	5,492	11	0.21	0.22
Other domestic time deposits of $250,000 or more	413	199	214	108	0.40	0.43
Brokered deposits and negotiable CDs	3,239	2,694	545	20	0.41	0.17
Deposits in foreign offices	222	537	(315)	(59)	0.13	0.13
Total deposits	58,993	53,057	5,936	11	0.23	0.22
Short-term borrowings	1,161	1,623	(462)	(28)	0.32	0.12
Long-term debt	7,866	5,180	2,686	52	1.84	1.40
Total interest-bearing liabilities	50,386	43,799	6,587	15	0.48	0.36
All other liabilities	1,513	1,442	71	5
Shareholders’ equity	7,708	6,502	1,206	19
Total liabilities and shareholders’ equity	$77,241	$67,804	$9,437	14%
Net interest rate spread					2.98	3.06
Impact of noninterest-bearing funds on margin					0.14	0.11
Net interest margin					3.12%	3.17%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.
N.R.—Not relevant.

2016 First Nine Months versus 2015 First Nine Months

FTE net interest income for the first nine-month period of 2016 increased $187 million, or 13%, reflecting the benefit of an $8.9 billion, or 14%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.12% from 3.17%. The increase in average earning assets reflected:

•
$2.9 billion, or 21%, increase in average securities was impacted by the FirstMerit acquisition during the 2016 third quarter. The increase in average securities also reflects the reinvestment of cash flows and additional investment in Liquidity Coverage Ratio (LCR) Level 1 qualifying securities and an increase in direct purchase municipal instruments in our Commercial Banking segment.

•
$2.7 billion, or 14%, increase in average C&I loans and leases was impacted by the FirstMerit acquisition during the 2016 third quarter. The increase in average C&I loans and leases also reflects organic growth in equipment finance leases, automobile dealer floorplan lending, and corporate banking.

•
$1.8 billion, or 22%, increase in average automobile loans was impacted by the FirstMerit acquisition during the 2016 third quarter. The 2016 third quarter represented the eleventh consecutive quarter of greater than $1.0 billion in automobile loan originations, while maintaining our underwriting consistency and discipline.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2016 third quarter was $64 million compared with $25 million for the 2016 second quarter and $22 million for the 2015 third quarter. The provision for credit losses for the 2016 third quarter increased $41 million, or 184%, compared to year-ago period. On a year-to-date basis, provision for credit losses for the first nine-month period of 2016 was $116 million, an increase of $52 million, or 83%, compared to year-ago period. The increase from the 2016 second quarter and year-to-date provision for credit losses was the result of a higher level of NCOs, organic growth, and incremental reserves on the FirstMerit portfolio due to the rate mark more than offsetting the credit mark on certain portfolios (See Credit Quality discussion). In addition, there was an incremental provision for credit losses associated with the transfer of certain loans to loans held for sale late in the 2016 third quarter.

Noninterest Income
The following table reflects noninterest income for each of the past five quarters:

Table 6 - Noninterest Income
(dollar amounts in thousands)
	Three Months Ended					3Q16 vs. 3Q15		3Q16 vs. 2Q16
	September 30,	June 30,	March 31,	December 31,	September 30,	Change		Change
	2016	2016	2016	2015	2015	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$86,847	$75,613	$70,262	$72,854	$75,157	$11,690	16%	$11,234	15%
Cards and payment processing income	44,320	39,184	36,447	37,594	36,664	7,656	21	5,136	13
Mortgage banking income	40,603	31,591	18,543	31,418	18,956	21,647	114	9,012	29
Trust services	28,923	22,497	22,838	25,272	24,972	3,951	16	6,426	29
Insurance income	15,865	15,947	16,225	15,528	16,204	(339)	(2)	(82)	(1)
Brokerage income	14,719	14,599	15,502	14,462	15,059	(340)	(2)	120	1
Capital markets fees	14,750	13,037	13,010	13,778	12,741	2,009	16	1,713	13
Bank owned life insurance income	14,452	12,536	13,513	13,441	12,719	1,733	14	1,916	15
Gain on sale of loans	7,506	9,265	5,395	10,122	5,873	1,633	28	(1,759)	(19)
Securities gains	1,031	656	—	474	188	843	448	375	57
Other income	33,399	36,187	30,132	37,272	34,586	(1,187)	(3)	(2,788)	(8)
Total noninterest income	$302,415	$271,112	$241,867	$272,215	$253,119	$49,296	19%	$31,303	12%

2016 Third Quarter versus 2015 Third Quarter

Noninterest income for the 2016 third quarter increased $49 million, or 19%, from the year-ago quarter. The year-over-year increase primarily reflected:

•	$22 million, or 114%, increase in mortgage banking income, reflecting a 39% increase in mortgage origination volume and a $10 million impact from net MSR activity.

•
$12 million, or 16%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition. Of the increase, $8 million was attributable to consumer deposit accounts, while $4 million was attributable to commercial deposit accounts.

•	$8 million, or 21%, increase in cards and payment processing income, due to higher credit and debit card related income and underlying customer growth.

2016 Third Quarter versus 2016 Second Quarter

Compared to the 2016 second quarter, total noninterest income increased $31 million, or 12%. Service charges on deposit accounts increased $11 million, or 15%, primarily reflecting the benefit of continued new customer acquisition. Of the increase, $7 million was attributable to consumer deposit accounts, while $4 million was attributable to commercial deposit accounts. Mortgage banking income increased $9 million, or 29%, primarily driven by a 9% increase in mortgage origination volume and a $3 million impact from net MSR activity.

Table 7 - Noninterest Income—2016 First Nine Months vs. 2015 First Nine Months
(dollar amounts in thousands)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Service charges on deposit accounts	$232,722	$207,495	$25,227	12%
Cards and payment processing income	119,951	105,121	14,830	14
Mortgage banking income	90,737	80,435	10,302	13
Trust services	74,258	80,561	(6,303)	(8)
Insurance income	48,037	49,736	(1,699)	(3)
Brokerage income	44,819	45,743	(924)	(2)
Capital markets fees	40,797	39,838	959	2
Bank owned life insurance income	40,500	38,959	1,541	4
Gain on sale of loans	22,166	22,915	(749)	(3)
Securities gains	1,687	270	1,417	525
Other income	99,720	95,442	4,278	4
Total noninterest income	$815,394	$766,515	$48,879	6%

The $49 million, or 6%, increase in total noninterest income reflected:

•	$25 million, or 12%, increase service charges on deposit accounts, reflecting the benefit of continued new customer acquisition.

•	$15 million, or 14%, increase in cards and payment processing income, due to higher card related income and underlying customer growth.

•	$10 million, or 13%, increase in mortgage banking income, reflecting a 16% increase in mortgage origination volume.

•	$4 million, or 4% increase in other income, primarily reflecting equipment operating lease income related to Huntington Technology Finance.
Partially offset by:

•	$6 million, or 8%, decrease in trust services, primarily related to the sale of HAA, HASI, and Unified, and the transition of the remaining Huntington Funds at the end of the 2015 fourth quarter.

Noninterest Expense
(This section should be read in conjunction with Significant Items 1 and 2.)
The following table reflects noninterest expense for each of the past five quarters:

Table 8 - Noninterest Expense
(dollar amounts in thousands)
	Three Months Ended					3Q16 vs. 3Q15		3Q16 vs. 2Q16
	September 30,	June 30,	March 31,	December 31,	September 30,	Change		Change
	2016	2016	2016	2015	2015	Amount	Percent	Amount	Percent
Personnel costs	$405,024	$298,949	$285,397	$288,861	$286,270	$118,754	41%	$106,075	35%
Outside data processing and other services	91,133	63,037	61,878	63,775	58,535	32,598	56	28,096	45
Equipment	40,792	31,805	32,576	31,711	31,303	9,489	30	8,987	28
Net occupancy	41,460	30,704	31,476	32,939	29,061	12,399	43	10,756	35
Marketing	14,438	14,773	12,268	12,035	12,179	2,259	19	(335)	(2)
Professional services	47,075	21,488	13,538	13,010	11,961	35,114	294	25,587	119
Deposit and other insurance expense	14,940	12,187	11,208	11,105	11,550	3,390	29	2,753	23
Amortization of intangibles	9,046	3,600	3,712	3,788	3,913	5,133	131	5,446	151
Other expense	48,339	47,118	39,027	41,542	81,736	(33,397)	(41)	1,221	3
Total noninterest expense	$712,247	$523,661	$491,080	$498,766	$526,508	$185,739	35%	$188,586	36%
Number of employees (average full-time equivalent)	14,511	12,363	12,386	12,418	12,367	2,144	17%	2,148	17%
Impacts of Significant Items:

	Three Months Ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Personnel costs	$76,199	$4,732	$2,806
Outside data processing and other services	27,639	3,045	1,569
Equipment	4,739	3	—
Net occupancy	7,116	490	—
Marketing	926	241	—
Professional services	33,679	10,709	273
Other expense	8,451	1,569	38,377
Total adjusted noninterest expense	$158,749	$20,789	$43,025

Adjusted Noninterest Expense (Non-GAAP):

	Three Months Ended			3Q16 vs. 3Q15		3Q16 vs. 2Q16
	September 30,	June 30,	September 30,	Change		Change
	2016	2016	2015	Amount	Percent	Amount	Percent
Personnel costs	$328,825	$294,217	$283,464	$45,361	16%	$34,608	12%
Outside data processing and other services	63,494	59,992	56,966	6,528	11	3,502	6
Equipment	36,053	31,802	31,303	4,750	15	4,251	13
Net occupancy	34,344	30,214	29,061	5,283	18	4,130	14
Marketing	13,512	14,532	12,179	1,333	11	(1,020)	(7)
Professional services	13,396	10,779	11,688	1,708	15	2,617	24
Deposit and other insurance expense	14,940	12,187	11,550	3,390	29	2,753	23
Amortization of intangibles	9,046	3,600	3,913	5,133	131	5,446	151
Other expense	39,888	45,549	43,359	(3,471)	(8)	(5,661)	(12)
Total adjusted noninterest expense (Non-GAAP)	$553,498	$502,872	$483,483	$70,015	14%	$50,626	10%

2016 Third Quarter versus 2015 Third Quarter

Reported noninterest expense for the 2016 third quarter increased $186 million, or 35%, from the year-ago quarter. Changes in reported noninterest expense primarily reflect:

•
$119 million, or 41%, increase in personnel costs, primarily reflecting $76 million of acquisition-related personnel expense and a 17% increase in average full-time equivalent employees related to the in-store branch expansion and the addition of colleagues from FirstMerit.

•	$35 million, or 294%, increase in professional expense, reflecting $34 million of legal and consulting expense related to the FirstMerit acquisition.

•
$33 million, or 56%, increase in outside data processing and other services expense, reflecting $28 million of Significant Items related to the FirstMerit acquisition as well as ongoing technology investments.

Partially offset by:

•	$33 million, or 41%, decrease in other expense, primarily reflecting litigation reserve adjustments in the year-ago quarter.
2016 Third Quarter versus 2016 Second Quarter

Reported noninterest expense increased $189 million, or 36%, from the 2016 second quarter. Personnel costs increased $106 million, or 35%, primarily related to $76 million of acquisition-related personnel expense in the 2016 third quarter compared to $5 million in the prior quarter as well as a 17% increase in average full-time equivalent employees related to FirstMerit. Outside data processing and other services increased $28 million, or 45%, primarily reflecting $28 million of acquisition-related expense in the 2016 third quarter compared to $3 million in the prior quarter. Professional services expense increased $26 million, or 119%, primarily reflecting $34 million of acquisition-related expense in the 2016 third quarter compared to $11 million in the prior quarter.

Table 9 - Noninterest Expense—2016 First Nine Months vs. 2015 First Nine Months
(dollar amounts in thousands)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Personnel costs	$989,369	$833,321	$156,048	19%
Outside data processing and other services	216,047	167,578	48,469	29
Equipment	105,173	93,246	11,927	13
Net occupancy	103,640	88,942	14,698	17
Marketing	41,479	40,178	1,301	3
Professional services	82,101	37,281	44,820	120
Deposit and other insurance expense	38,335	33,504	4,831	14
Amortization of intangibles	16,357	24,079	(7,722)	(32)
Other expense	134,487	159,013	(24,526)	(15)
Total noninterest expense	$1,726,988	$1,477,142	$249,846	17%
Impacts of Significant Items:

	Nine months ended September 30,
	2016	2015
Personnel costs	$81,405	$3,125
Outside data processing and other services	31,047	2,375
Equipment	4,743	—
Net occupancy	7,626	—
Marketing	1,180	28
Professional services	48,676	3,934
Other expense	11,267	38,415
Total adjusted noninterest expense	$185,944	$47,877
Adjusted Noninterest Expense (Non-GAAP):

	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Personnel costs	$907,964	$830,196	$77,768	9%
Outside data processing and other services	185,000	165,203	19,797	12
Equipment	100,430	93,246	7,184	8
Net occupancy	96,014	88,942	7,072	8
Marketing	40,299	40,150	149	—
Professional services	33,425	33,347	78	—
Deposit and other insurance expense	38,335	33,504	4,831	14
Amortization of intangibles	16,357	24,079	(7,722)	(32)
Other expense	123,220	120,598	2,622	2
Total adjusted noninterest expense (Non-GAAP)	$1,541,044	$1,429,265	$111,779	8%

Reported noninterest expense increased $250 million, or 17%, from the year-ago period. Changes in reported noninterest expense primarily reflect:

•
$156 million, or 19%, increase in personnel costs, primarily reflecting $81 million of acquisition-related expense and a 7% increase in the number of average full-time equivalent employees largely related to the in-store branch expansion and the addition of colleagues from FirstMerit.

•	$48 million, or 29%, increase in outside data processing and other services, primarily reflecting $31 million of acquisition-related expense and ongoing technology investments.

•	$45 million, or 120%, increase in professional services expense, primarily reflecting $49 million of acquisition-related expense.

•	$15 million, or 17%, increase in net occupancy expense, primarily reflecting $8 million of acquisition-related expense and a $4 million increase in lease expense.

•	$12 million, or 13%, increase in equipment expense, primarily reflecting $5 million of acquisition-related expense, a $4 million increase in depreciation, and a $3 million increase in maintenance.
Partially offset by:

•	$25 million, or 15%, decrease in other expense, primarily impacted by litigation reserve adjustments in the year-ago period.

Provision for Income Taxes
The provision for income taxes in the 2016 third quarter was $25 million. This compared with a provision for income taxes of $47 million in the 2015 third quarter and $54 million in the 2016 second quarter. The provision for income taxes for the nine-month periods ended September 30, 2016 and September 30, 2015 was $134 million and $165 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The effective tax rates for the 2016 third quarter, 2015 third quarter, and 2016 second quarter were 16.3%, 23.5%, and 23.7% respectively.  The effective tax rates for the nine-month periods ended September 30, 2016 and September 30, 2015 were 22.1% and 24.3% respectively.  The variance between the 2016 third quarter compared to the 2015 third quarter and 2016 second quarter and for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 in the provision for income taxes and effective tax rates relates primarily to the Significant Items. The net federal deferred tax asset was $172 million and the net state deferred tax asset was $43 million at September 30, 2016.
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
Loan and Lease Credit Exposure Mix

Refer to the “Loan and Lease Credit Exposure Mix” section of our 2015 Form 10-K for a brief description of each portfolio segment. As a result of the FirstMerit acquisition, we have added a new portfolio segment.

RV and marine finance - RV and marine finance loans are loans provided to consumers for the purpose of financing recreational vehicles and boats.

The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition
(dollar amounts in millions)

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Ending Balances by Type:
Originated loans
Commercial:
Commercial and industrial	$21,025	41%	$21,372	41%	$21,254	41%	$20,560	41%	$20,040	40%
Commercial real estate:
Construction	934	2	856	2	939	2	1,031	2	1,110	2
Commercial	4,569	8	4,466	7	4,343	8	4,237	8	4,294	9
Commercial real estate	5,503	10	5,322	9	5,282	10	5,268	10	5,404	11
Total commercial	26,528	51	26,694	50	26,536	51	25,828	51	25,444	51
Consumer:
Automobile	9,283	18	10,381	20	9,920	19	9,481	19	9,160	19
Home equity	8,626	17	8,447	17	8,422	17	8,471	17	8,461	17
Residential mortgage	6,591	13	6,377	12	6,082	12	5,998	12	6,071	12
RV and marine finance	78	—	—	—	—	—	—	—	—	—
Other consumer	718	1	644	1	579	1	563	1	520	1
Total consumer	25,296	49	25,849	50	25,003	49	24,513	49	24,212	49
Total originated loans and leases	$51,824	100%	$52,543	100%	$51,539	100%	$50,341	100%	$49,656	100%

Acquired loans (1)
Commercial:
Commercial and industrial	$6,643	46%
Commercial real estate:
Construction	480	3
Commercial	1,273	10

Commercial real estate	1,753	13
Total commercial	8,396	59
Consumer:
Automobile	1,508	10
Home equity	1,494	10
Residential mortgage	1,074	7
RV and marine finance	1,762	12
Other consumer	246	2
Total consumer	6,084	41
Total acquired loans and leases	$14,480	100%

Total loans
Commercial:
Commercial and industrial	$27,668	42%	$21,372	41%	$21,254	41%	$20,560	41%	$20,040	40%
Commercial real estate:
Construction	1,414	2	856	2	939	2	1,031	2	1,110	2
Commercial	5,842	9	4,466	7	4,343	8	4,237	8	4,294	9
Commercial real estate	7,256	11	5,322	9	5,282	10	5,268	10	5,404	11
Total commercial	34,924	53	26,694	50	26,536	51	25,828	51	25,444	51
Consumer:
Automobile	10,791	16	10,381	20	9,920	19	9,481	19	9,160	19
Home equity	10,120	15	8,447	17	8,422	17	8,471	17	8,461	17
Residential mortgage	7,665	12	6,377	12	6,082	12	5,998	12	6,071	12
RV and marine finance	1,840	3	—	—	—	—	—	—	—	—
Other consumer	964	1	644	1	579	1	563	1	520	1
Total consumer	31,380	47	25,849	50	25,003	49	24,513	49	24,212	49
Total loans and leases	$66,304	100%	$52,543	100%	$51,539	100%	$50,341	100%	$49,656	100%

(1)	Represents loans from FirstMerit acquisition.

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Acquired loans are those purchased in the FirstMerit acquisition and are recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. The difference between acquired contractual balance and estimated fair value at acquisition date was recorded as a purchase premium or discount. The acquired loan portfolio will show a continuous decline as a result of payments, payoffs, charge-offs or other disposition, unless Huntington acquires additional loans in the future.

Our loan portfolio is composed of consumer and commercial credits. At the corporate level, we manage the credit exposure and portfolio composition in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Currently there are no identified concentrations that exceed the established limit, including the impact of the FirstMerit acquisition. Our concentration management policy is approved by the ROC of the Board and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition from December 31, 2015 are consistent with the portfolio growth metrics.

Table 11 - Loan and Lease Portfolio by Collateral Type
(dollar amounts in millions)

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Secured loans:
Real estate—commercial	$11,130	17%	$8,071	15%	$8,247	16%	$8,296	16%	$8,470	17%
Real estate—consumer	17,785	27	14,824	28	14,504	28	14,469	29	14,532	29
Vehicles, RV and marine	15,562	23	12,851	24	12,374	24	11,880	24	11,228	23
Receivables/Inventory	6,249	9	6,030	11	6,192	12	5,961	12	6,010	12
Machinery/Equipment	8,820	13	5,871	11	5,645	11	5,171	10	4,950	10
Securities/Deposits	1,279	2	1,013	2	969	2	974	2	1,054	2
Other	2,067	4	1,011	4	1,108	2	987	2	1,057	2
Total secured loans and leases	62,892	95	49,671	95	49,039	95	47,738	95	47,301	95
Unsecured loans and leases	3,412	5	2,872	5	2,500	5	2,603	5	2,355	5
Total loans and leases	$66,304	100%	$52,543	100%	$51,539	100%	$50,341	100%	$49,656	100%
Commercial Credit
Refer to the “Commercial Credit” section of our 2015 Form 10-K for our commercial credit underwriting and on-going credit management processes.
C&I PORTFOLIO
The C&I portfolio continues to have solid origination activity as evidenced by its growth over the past 12 months and we maintain a focus on high quality originations. The loans added as a result of the FirstMerit acquisition have a very similar risk profile and composition to the legacy Huntington portfolio. The only material new geographic location is the Chicago market. Problem loans had trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. However, in the first quarter of 2016 C&I problem loans began to increase, primarily as a result of oil and gas exploration and production customers and the increase in overall C&I loan portfolio size. We have seen some improvement in the Energy portfolio risk profile in the subsequent six months. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
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
Consumer Credit
Refer to the “Consumer Credit” section of our 2015 Form 10-K for our consumer credit underwriting and on-going credit management processes.

Table 12 - Selected Home Equity and Residential Mortgage Portfolio Data
(dollar amounts in millions)
	Home Equity		Residential Mortgage
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Ending balance	$10,120	$8,471	$7,665	$5,998
Portfolio weighted average LTV ratio (1)	75%	75%	75%	75%
Portfolio weighted average FICO score (2)	765	760	750	752

	Home Equity		Residential Mortgage (3)
	Nine months ended September 30,
	2016	2015	2016	2015
Originations	$2,517	$1,998	$958	$1,127
Origination weighted average LTV ratio (1)	75%	78%	81%	85%
Origination weighted average FICO score (2)	766	775	755	754

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

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
Within the home equity portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2006, the standard product was a 10-year draw period with a balloon payment. In either case, after the 10-year draw period, the borrower must reapply, subject to full underwriting guidelines, to continue with the interest only revolving structure or begin repaying the debt in a term structure. The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in end of draw period risk. Our HELOC risk can be segregated into two distinct segments: (1) home equity lines-of-credit underwritten with a balloon payment at maturity acquired from FirstMerit and (2) home equity lines-of-credit with an automatic conversion to a 20-year amortizing loan. We manage this risk based on both the actual maturity date of the line-of-credit structure and at the end of the 10-year draw period. This risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to either maturity of the end of draw period. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment.

The table below summarizes our home equity line-of-credit portfolio by end of draw period described above:

Table 13 - Draw Schedule of Home Equity Line-of-Credit Portfolio
(dollar amounts in millions)

		September 30, 2016
	Amortizing	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Current Balance
First Lien	$83	$86	$251	$171	$140	$3,460	$4,191
Second Lien	360	255	285	153	109	2,391	3,553
Total Current Balance	$443	$341	$536	$324	$249	$5,851	$7,744

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
Credit quality performance in the 2016 third quarter, including the FirstMerit acquisition, reflected continued overall positive results with stable delinquencies, an unchanged criticized asset ratio, and a 3% decline in NPAs from the prior quarter to $476 million. The decrease in NPAs was achieved despite an increase in OREO assets associated with the acquired portfolio. Net charge-offs increased by $23 million from the prior quarter, primarily due to an increase in the C&I portfolio, and expected seasonal increases in the consumer portfolio. Total NCOs were $40 million or 0.26% of average total loans and leases. The ACL to total loans and leases ratio declined by 27 basis point to 1.06%, due to the impact of the FirstMerit acquisition as acquired loans are recorded at fair value with no associated ACL on the date of acquisition.
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
Of the $242 million of CRE and C&I-related NALs at September 30, 2016, $163 million, or 67%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.
When loans are placed on nonaccrual status, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 14 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans and leases (NALs): (1)
Originated NALs
Commercial and industrial	$211,669	$289,811	$307,824	$175,195	$157,902
Commercial real estate	19,322	23,663	30,801	28,984	27,516
Automobile	4,578	5,049	7,598	6,564	5,551
Residential mortgage	83,916	85,174	90,303	94,560	98,908
RV and marine finance	—	—	—	—	—

Home equity	62,457	56,845	62,208	66,278	66,446
Other consumer	—	5	—	—	154
Total nonaccrual loans and leases	381,942	460,547	498,734	371,581	356,477
Other real estate, net:
Residential	25,912	26,653	23,175	24,194	21,637
Commercial	3,549	2,248	2,957	3,148	3,273
Total other real estate, net	29,461	28,901	26,132	27,342	24,910
Other NPAs (2)	—	376	—	—	—
Total originated nonperforming assets	$411,403	$489,824	$524,866	$398,923	$381,387

Acquired NALs (5)
Commercial and industrial	$9,193
Commercial real estate	1,978
Automobile	199
Residential mortgage	4,239
RV and marine finance	96
Home equity	6,587
Other consumer	—
Total nonaccrual loans and leases	22,292
Other real estate, net:
Residential	8,509
Commercial	33,366
Total other real estate, net	41,875
Other NPAs (2)	—
Total nonperforming assets	$64,167

Total NALs
Commercial and industrial	$220,862	$289,811	$307,824	$175,195	$157,902
Commercial real estate	21,300	23,663	30,801	28,984	27,516
Automobile	4,777	5,049	7,598	6,564	5,551
Residential mortgage	88,155	85,174	90,303	94,560	98,908
RV and marine finance	96	—	—	—	—
Home equity	69,044	56,845	62,208	66,278	66,446
Other consumer	—	5	—	—	154
Total nonaccrual loans and leases	404,234	460,547	498,734	371,581	356,477
Other real estate, net:
Residential	34,421	26,653	23,175	24,194	21,637
Commercial	36,915	2,248	2,957	3,148	3,273
Total other real estate, net	71,336	28,901	26,132	27,342	24,910
Other NPAs (2)	—	376	—	—	—
Total nonperforming assets	$475,570	$489,824	$524,866	$398,923	$381,387

Nonaccrual loans and leases as a % of total loans and leases	0.61%	0.88%	0.97%	0.74%	0.72%
NPA ratio(3)	0.72	0.93	1.02	0.79	0.77
(NPA+90days)/(Loan+OREO)(4)	0.92	1.12	1.22	1.00	0.98

(1)	Excludes loans transferred to loans held-for-sale.

(2)	Other nonperforming assets includes certain impaired investment securities.

(3)	Nonperforming assets divided by the sum of loans and leases, net other real estate owned, and other NPAs.

(4)	The sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and other real estate.

(5)	Represents loans from FirstMerit acquisition.
2016 Third Quarter versus 2016 Second Quarter
Total NPAs decreased by $14 million, or 3% compared with June 30, 2016:

•	$69 million, or 24%, decline in C&I NALs, primarily the result of resolutions, upgrades, and paydowns during the quarter.
Primarily offset by:

•	$42 million, or 147%, increase in OREO, predominately associated with an increase in commercial properties from the FirstMerit acquisition.

•	$12 million, or 21%, increase in home equity NALs, reflecting some additional aging of delinquencies in the portfolio.
2016 Third Quarter versus 2015 Fourth Quarter
The $77 million, or 19%, increase in NPAs compared with December 31, 2015, represents:

•	$46 million, or 26%, increase in C&I NALs, with the majority of the increase in our energy related E&P and coal portfolios.

•	$44 million, or 161%, increase in OREO, specifically associated with an increase in commercial properties from the FirstMerit acquisition.
Primarily offset by:

•	$8 million, or 27%, decline in CRE NALs, reflecting the resolution of one large credit during the year.

•	$6 million, or 7%, decline in residential mortgage NALs, reflecting the overall improvement in the real estate market and lower delinquencies as compared to prior periods.
TDR Loans
(This section should be read in conjunction with Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccruing TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulatory regulations regarding the treatment of certain bankruptcy filing and discharge situations. Acquired, non-purchased credit impaired loans are only considered for TDR reporting for modifications made subsequent to acquisition. Over the past five quarters, the accruing component of the total TDR balance has been between 80% and 84% indicating there is no identified credit loss and the borrowers continue to make their monthly payments.  In fact, over 80% of the $527 million of accruing TDRs secured by residential real estate (Residential mortgage and Home Equity in Table 15) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs as presented in Table 16 come from the non-accruing TDR balances.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 15 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in thousands)

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Troubled debt restructured loans—accruing:
Commercial and industrial	$232,740		$232,112		$205,989		$235,689		$241,327
Commercial real estate	80,553		85,015		108,861		115,074		103,767
Automobile	27,843		25,892		25,856		24,893		24,537
Home equity	275,601	(1)	203,047	(2)	204,244	(2)	199,393	(2)	192,356	(2)
Residential mortgage	251,529		256,859		259,750		264,666		277,154
RV and marine finance	—		—		—		—		—
Other consumer	4,102		4,522		4,768		4,488		4,569
Total troubled debt restructured loans—accruing	872,368		807,447		809,468		844,203		843,710
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	70,179		77,592		83,600		56,919		54,933
Commercial real estate	5,672		6,833		14,607		16,617		12,806
Automobile	4,437		4,907		7,407		6,412		5,400
Home equity	28,009	(1)	21,145	(2)	23,211	(2)	20,996	(2)	19,188	(2)
Residential mortgage	62,027		63,638		68,918		71,640		68,577
RV and marine finance	—		—		—		—		—
Other consumer	142		142		191		151		152
Total troubled debt restructured loans—nonaccruing	170,466		174,257		197,934		172,735		161,056
Total troubled debt restructured loans	$1,042,834		$981,704		$1,007,402		$1,016,938		$1,004,766

(1)	Includes TDRs transferred from loans held for sale to loans.

(2)	Excludes TDRs transferred from loans to loans held for sale.
The following table reflects TDR activity for each of the past five quarters:

Table 16 - Troubled Debt Restructured Loan Activity
(dollar amounts in thousands)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Troubled debt restructured loans—accruing:
TDRs, beginning of period	$807,447	$809,468	$844,203	$843,710	$967,748
New TDRs	97,753	153,041	159,877	144,779	200,014
Payments	(41,494)	(72,743)	(51,241)	(51,963)	(86,450)
Charge-offs	(669)	(574)	(1,100)	(948)	(1,539)
Sales	(3,881)	(5,316)	(3,631)	(4,074)	(3,332)
Transfer from (to) held-for-sale	74,424	—	—	—	(88,415)
Transfer to OREO	(125)	(104)	(206)	(30)	(228)
Restructured TDRs—accruing (1)	(43,536)	(72,188)	(106,012)	(54,082)	(96,336)
Other (2)	(17,551)	(4,137)	(32,422)	(33,189)	(47,752)
TDRs, end of period	$872,368	$807,447	$809,468	$844,203	$843,710

Troubled debt restructured loans—nonaccruing:
TDRs, beginning of period	$174,258	$197,934	$172,735	$161,056	$161,966
New TDRs	28,663	23,541	34,632	48,643	31,977
Payments	(18,314)	(24,461)	(20,377)	(20,833)	(31,372)
Charge-offs	(13,969)	(12,183)	(2,858)	(6,323)	(14,010)
Sales	(171)	(499)	—	—	—
Transfer from (to) held-for-sale	6,656	—	—	—	(8,371)
Transfer to OREO	(1,891)	(3,742)	(3,164)	(2,052)	(2,050)
Restructured TDRs—nonaccruing (1)	(17,649)	(5,855)	(12,314)	(39,771)	(17,398)
Other (2)	12,883	(478)	29,280	32,015	40,314
TDRs, end of period	$170,466	$174,257	$197,934	$172,735	$161,056

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

(2)	Primarily includes transfers between accruing and nonaccruing categories.
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

The acquired loans were recorded at their fair value as of the acquisition date and the prior ALLL was eliminated. An ALLL for acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized.
We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the organic development of new products, or expanded Commercial business verticals such as healthcare, ABL, and energy. An aspect not previously incorporated in the quarterly allowance adequacy evaluation involves the evaluation of the acquired FirstMerit portfolio. We were able to identify similar loan products originated by Huntington and utilized our allowance estimation factors in establishing an adequate reserve level for those products. In instances where the product was new to the owned portfolio, we were able to utilize our allowance methodology in establishing product specific probability of default and loss given default factors. A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio as of the balance sheet date.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 17 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Allowance for Credit Losses
Originated loans
Commercial
Commercial and industrial	$333,101	41%	$323,465	41%	$320,367	41%	$298,746	41%	$284,329	40%
Commercial real estate	98,694	10	101,042	9	102,074	10	100,007	10	109,967	11
Total commercial	431,795	51	424,507	50	422,441	51	398,753	51	394,296	51
Consumer
Automobile	42,584	18	50,531	20	48,032	19	49,504	19	43,949	19
Home equity	69,866	17	76,482	17	78,102	17	83,671	17	86,838	17
Residential mortgage	34,415	13	42,392	12	40,842	12	41,646	12	42,794	12
RV and marine finance	529	—	—	—	—	—	—	—	—	—
Other consumer	30,441	1	29,152	1	24,302	1	24,269	1	24,061	1
Total consumer	177,835	49	198,557	50	191,278	49	199,090	49	197,642	49
Total allowance for loan and lease losses	609,630	100%	623,064	100%	613,719	100%	597,843	100%	591,938	100%
Allowance for unfunded loan commitments	84,030		73,748		75,325		72,081		64,223
Total allowance for credit losses	$693,660		$696,812		$689,044		$669,924		$656,161

Acquired loans (2)
Commercial
Commercial and industrial	$—	46%

Commercial real estate	—	13
Total commercial	—	59
Consumer
Automobile	—	10
Home equity	—	10
Residential mortgage	2,095	7
RV and marine finance	3,760	12
Other consumer	1,413	2
Total consumer	7,268	41
Total allowance for loan and lease losses	7,268	100%
Allowance for unfunded loan commitments	4,403
Total allowance for credit losses	$11,671

Total loans
Commercial
Commercial and industrial	$333,101	42%	$323,465	41%	$320,367	41%	$298,746	41%	$284,329	40%
Commercial real estate	98,694	11	101,042	9	102,074	10	100,007	10	109,967	11
Total commercial	431,795	53	424,507	50	422,441	51	398,753	51	394,296	51
Consumer
Automobile	42,584	16	50,531	20	48,032	19	49,504	19	43,949	19
Home equity	69,866	15	76,482	17	78,102	17	83,671	17	86,838	17
Residential mortgage	36,510	12	42,392	12	40,842	12	41,646	12	42,794	12
RV and marine finance	4,289	3	—	—	—	—	—	—	—	—
Other consumer	31,854	1	29,152	1	24,302	1	24,269	1	24,061	1
Total consumer	185,103	47	198,557	50	191,278	49	199,090	49	197,642	49
Total allowance for loan and lease losses	616,898	100%	623,064	100%	613,719	100%	597,843	100%	591,938	100%
Allowance for unfunded loan commitments	88,433		73,748		75,325		72,081		64,223
Total allowance for credit losses	$705,331		$696,812		$689,044		$669,924		$656,161
Total allowance for loan and leases losses as % of:
Total loans and leases		0.93%		1.19%		1.19%		1.19%		1.19%
Nonaccrual loans and leases		153		135		123		161		166
Nonperforming assets		130		127		117		150		155
Total allowance for credit losses as % of:
Total loans and leases		1.06%		1.33%		1.34%		1.33%		1.32%
Nonaccrual loans and leases		174		151		138		180		184
Nonperforming assets		148		142		131		168		172

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

(2)	Represents loans from FirstMerit acquisition.

2016 Third Quarter versus 2015 Fourth Quarter
The $35 million, or 5%, increase in the ACL compared with December 31, 2015, was driven by:

•	$34 million, or 11%, increase in the ALLL of the C&I portfolio was related to an increase in NALs within our energy related E&P and coal portfolios.

•	$16 million, or 23%, increase in the AULC driven primarily by an increase in criticized unfunded exposures within the energy sector portfolio.
Partially offset by:

•	$14 million, or 16%, decline in the ALLL of the home equity portfolio. The decline was driven by a reduction in delinquent and nonaccrual loans.

•	$7 million, or 14%, decline in the ALLL of the automobile portfolio. The decline was driven by a transfer of loans to loans held-for-sale.
The ACL to total loans ratio of 1.06% at September 30, 2016, declined compared to 1.33% at December 31, 2015. The reduction in the ratio can be attributed directly to the acquisition of the FirstMerit loan portfolio. Management believes the ratio is appropriate given the risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans. Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.
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
C&I and CRE loans are either fully or partially charged-off at 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans, RV and marine finance loans and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.
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

Table 18 - Quarterly Net Charge-off Analysis
(dollar amounts in thousands)
	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016 (1)	2016	2016	2015	2015 (1)
Net charge-offs (recoveries) by loan and lease type:
Originated loans
Commercial:
Commercial and industrial	$18,889	$3,702	$6,514	$2,252	$9,858
Commercial real estate:
Construction	(271)	(377)	(104)	(296)	(309)
Commercial	(2,475)	(296)	(17,372)	(3,939)	(13,512)
Commercial real estate	(2,746)	(673)	(17,476)	(4,235)	(13,821)
Total commercial	16,143	3,029	(10,962)	(1,983)	(3,963)
Consumer:
Automobile	6,589	4,320	6,770	7,693	4,908

Home equity	2,141	1,078	3,681	4,706	5,869
Residential mortgage	1,726	776	1,647	3,158	2,010
RV and marine finance	—	—	—	—	—
Other consumer	11,265	7,552	7,416	8,249	7,339
Total consumer	21,721	13,726	19,514	23,806	20,126
Total originated net charge-offs	$37,864	$16,755	$8,552	$21,823	$16,163

Acquired loans (2)
Commercial:
Commercial and industrial	$336
Commercial real estate:
Construction	—
Commercial	48
Commercial real estate	48
Total commercial	384
Consumer:
Automobile	1,180
Home equity	483
Residential mortgage	2
RV and marine finance	106
Other consumer	46
Total consumer	1,817
Total acquired net charge-offs	$2,201

Total loans
Commercial:
Commercial and industrial	$19,225	$3,702	$6,514	$2,252	$9,858
Commercial real estate:
Construction	(271)	(377)	(104)	(296)	(309)
Commercial	(2,427)	(296)	(17,372)	(3,939)	(13,512)
Commercial real estate	(2,698)	(673)	(17,476)	(4,235)	(13,821)
Total commercial	16,527	3,029	(10,962)	(1,983)	(3,963)
Consumer:
Automobile	7,769	4,320	6,770	7,693	4,908
Home equity	2,624	1,078	3,681	4,706	5,869
Residential mortgage	1,728	776	1,647	3,158	2,010
RV and marine finance	106	—	—	—	—
Other consumer	11,311	7,552	7,416	8,249	7,339
Total consumer	23,538	13,726	19,514	23,806	20,126
Total net charge-offs	$40,065	$16,755	$8,552	$21,823	$16,163

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
Net charge-offs (recoveries)—annualized percentages:
Commercial:

Commercial and industrial	0.31%	0.07%	0.13%	0.04%	0.20%
Commercial real estate:
Construction	(0.10)	(0.17)	(0.05)	(0.11)	(0.11)
Commercial	(0.19)	(0.03)	(1.62)	(0.38)	(1.29)
Commercial real estate	(0.17)	(0.05)	(1.34)	(0.32)	(1.04)
Total commercial	0.21	0.05	(0.17)	(0.03)	(0.06)
Consumer:
Automobile	0.27	0.17	0.28	0.33	0.22
Home equity	0.11	0.05	0.17	0.22	0.28
Residential mortgage	0.10	0.05	0.11	0.21	0.13
RV and marine finance	0.05	—	—	—	—
Other consumer	5.52	4.93	5.17	6.03	5.91
Total consumer	0.32	0.22	0.32	0.39	0.34
Net charge-offs as a % of average loans	0.26%	0.13%	0.07%	0.18%	0.13%
(1) Amounts presented above exclude $19.6 million in the 2016 third quarter and $5.1 million in the 2015 third quarter of write-downs of loans transferred to loans held for sale.
(2) Represents loans from FirstMerit acquisition.
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
2016 Third Quarter versus 2016 Second Quarter
NCOs were an annualized 0.26% of average loans and leases in the current quarter, an increase from 0.13% in the 2016 second quarter, but still below our long-term expectation of 0.35% - 0.55%. Commercial charge-offs were positively impacted by continued recoveries in the CRE portfolio and broader continued successful workout strategies, while consumer charge-offs remain within our expected range with a seasonal increase when compared to the prior period. Given the low level of C&I and CRE NCO’s, we expect some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO detail for the nine-month periods ended September 30, 2016 and 2015:

Table 19 - Year to Date Net Charge-off Analysis
(dollar amounts in thousands)

	Nine months ended September 30,
	2016	2015
Net charge-offs by loan and lease type: (1)
Originated loans
Commercial:
Commercial and industrial	$29,105	$25,672
Commercial real estate:
Construction	(752)	(528)

Commercial	(20,143)	(11,780)
Commercial real estate	(20,895)	(12,308)
Total commercial	8,210	13,364
Consumer:
Automobile	17,679	12,598
Home equity	6,900	15,144
Residential mortgage	4,149	6,968
RV and marine finance	—	—
Other consumer	26,233	17,896
Total consumer	54,961	52,606
Total originated net charge-offs	$63,171	$65,970

Acquired loans (2)
Commercial:
Commercial and industrial	$336
Commercial real estate:
Construction	—
Commercial	48
Commercial real estate	48
Total commercial	384
Consumer:
Automobile	1,180
Home equity	483
Residential mortgage	2
RV and marine finance	106
Other consumer	46
Total consumer	1,817
Total acquired net charge-offs	$2,201

Total loans
Commercial:
Commercial and industrial	$29,441	$25,672
Commercial real estate:
Construction	(752)	(528)
Commercial	(20,095)	(11,780)
Commercial real estate	(20,847)	(12,308)
Total commercial	8,594	13,364
Consumer:
Automobile	18,859	12,598
Home equity	7,383	15,144
Residential mortgage	4,151	6,968
RV and marine finance	106	—
Other consumer	26,279	17,896
Total consumer	56,778	52,606
Total net charge-offs	$65,372	$65,970

	Nine months ended September 30,
	2016	2015
Net charge-offs - annualized percentages:

Commercial:
Commercial and industrial	0.18%	0.17%
Commercial real estate:
Construction	(0.10)	(0.07)
Commercial	(0.58)	(0.37)
Commercial real estate	(0.50)	(0.31)
Total commercial	0.04	0.07
Consumer:
Automobile	0.24	0.20
Home equity	0.11	0.24
Residential mortgage	0.09	0.16
RV and marine finance	0.05	—
Other consumer	5.23	5.21
Total consumer	0.29	0.30
Net charge-offs as a % of average loans	0.16%	0.18%
(1) Amounts presented above exclude $20 million in the 2016 year-to-date period and $5 million in the 2015 year-to-date period of write-downs of loans transferred to loans held for sale.
(2) Represents loans from FirstMerit acquisition.
2016 First Nine Months versus 2015 First Nine Months
NCOs decreased $1 million in the first nine-month period of 2016 to $65 million. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces market risk. We are primarily exposed to interest rate risk as a result of offering a wide array of financial products to our customers and secondarily to price risk from trading securities, securities owned by our broker-dealer subsidiary, foreign exchange positions, equity investments, and investments in securities backed by mortgage loans.
Interest Rate Risk
OVERVIEW
We actively manage interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. ALCO oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for measuring and the management of interest rate risk resides in the corporate treasury group.
Interest rate risk on our balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for us. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates. The interest rate risk position is measured and monitored using risk management tools, including earnings simulation modeling and EVE sensitivity analysis, which capture both short-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of our short-term and long-term interest rate risk.

Interest rate risk measurement is calculated and reported to the ALCO monthly and ROC at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.
We use two approaches to model interest rate risk: Net interest income at risk (NII at risk) and EVE.
NII at risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are our best estimates based on studies conducted by the treasury department. The treasury department uses a data warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities (e.g., savings, money market and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed regularly.
We also have longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity at risk modeling, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on-balance sheet and off-balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our EVE. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow us to measure longer-term repricing and option risk in the balance sheet.

Table 20 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-2.0%	-4.0%
September 30, 2016	-0.5%	3.1%	6.0%
December 31, 2015	-0.3%	0.7%	0.3%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.
Our NII at Risk is within board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported shows that our earnings are more asset sensitive at September 30, 2016 than at December 31, 2015, as a result of the $4.2 billion notional value reduction in asset receive-fixed cash flow swaps, the introduction of new non-maturity deposit models in the 2016 first quarter, and the FirstMerit acquisition in the third quarter.
As of September 30, 2016, we had $12.0 billion of notional value in receive-fixed cash flow swaps, which we use for asset and liability management purposes. At September 30, 2016, the following table shows the expected maturity for asset and liability receive-fixed cash flow swaps:

Table 21 - Expected Maturity for Asset and Liability Receive-Fixed Cash Flow Swaps
(dollar amounts in thousands)	Asset receive fixed-generic cash flow swaps	Liability receive fixed-generic cash flow swaps
2016	$700,000	$500,000
2017	3,250,000	500,000
2018	75,000	2,610,000
2019	—	575,000
2020	—	1,300,000
2021	—	990,000
Thereafter	—	1,500,000

Table 22 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-5.0%	-12.0%
September 30, 2016	-1.5%	4.1%	5.8%
December 31, 2015	-0.4%	-0.5%	-2.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.
We are within board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at September 30, 2016 shows that the economic value of equity position is more asset sensitive compared with December 31, 2015 primarily due to the decline in spot and forward interest rates over the period, which results in a modeled increase in prepayments for mortgage-related assets. EVE asset sensitivity was also driven to a lesser extent by the introduction of new non-maturity deposit models in the 2016 first quarter and adjustments to modeled prepayment for non-mortgage related securities, as well as the FirstMerit acquisition.
MSRs
(This section should be read in conjunction with Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.)
MSRs recorded using the amortization method with a fair value of $15 million were acquired by Huntington as part of the FirstMerit acquisition. At September 30, 2016, we had a total of $157 million of capitalized MSRs representing the right to service $18.6 billion in mortgage loans. Of this $157 million, $12 million was recorded using the fair value method and $144 million was recorded using the amortization method.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed hedging strategies to reduce the risk of MSR fair value changes or impairment. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. We report MSR fair value adjustments net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value between reporting dates are recorded as an increase or a decrease in mortgage banking income.
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
Liquidity Risk
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable, and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We rely on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk. The ALCO is appointed by the ROC to oversee liquidity risk management and the establishment of liquidity risk policies and limits. The treasury department is responsible for identifying, measuring, and monitoring our liquidity profile. The position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months, and identifying sources and uses of funds. The overall management of our liquidity position is also integrated into retail and commercial pricing policies to ensure a stable core deposit base. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 94% of total deposits at September 30, 2016. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $11.3 billion as of September 30, 2016. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Please see the Liquidity Risk section in Item 1A of our 2015 Form 10-K for more details.
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

Table 23 - Expected Life of Investment Securities
(dollar amounts in thousands)
	September 30, 2016
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$431,565	$424,963	$23,245	$23,180
After 1 year through 5 years	7,323,183	7,401,946	3,743,028	3,803,114
After 5 years through 10 years (1)	7,147,106	7,157,425	1,528,740	1,556,426
After 10 years	981,832	977,602	6,374	6,373
Other securities	507,993	508,438	—	—
Total	$16,391,679	$16,470,374	$5,301,387	$5,389,093

(1)	A portion of the securities with an average life of 5 years to 10 years, are variable rate; resulting in an average duration of 4.38 years.

Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2016, these core deposits funded 72% of total assets (110% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $38 million and $16 million at September 30, 2016 and December 31, 2015, respectively.
The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 24 - Deposit Composition
(dollar amounts in millions)
	September 30,		June 30,		March 31,		December 31,		September 30,
	2016		2016		2016		2015		2015
By Type:
Demand deposits—noninterest-bearing	$23,426	30%	$16,324	30%	$16,571	30%	$16,480	30%	$16,935	31%
Demand deposits—interest-bearing	15,730	20	8,412	15	8,174	15	7,682	14	6,574	12
Money market deposits	18,604	24	19,480	34	19,844	35	19,792	36	19,494	36
Savings and other domestic deposits	12,418	16	5,341	10	5,423	10	5,246	9	5,189	10
Core certificates of deposit	2,724	4	1,866	4	2,123	4	2,382	4	2,483	5
Total core deposits:	72,902	94	51,423	93	52,135	94	51,582	93	50,675	94
Other domestic deposits of $250,000 or more	391	1	380	1	424	1	501	1	263	—
Brokered deposits and negotiable CDs	3,972	5	3,017	6	2,890	5	2,944	5	2,904	5
Deposits in foreign offices	140	—	223	—	180	—	268	1	403	1
Total deposits	$77,405	100%	$55,043	100%	$55,629	100%	$55,295	100%	$54,245	100%
Total core deposits:
Commercial	$32,936	45%	$24,308	47%	$24,543	47%	$24,474	47%	$24,886	49%
Consumer	39,966	55	27,115	53	27,592	53	27,108	53	25,789	51
Total core deposits	$72,902	100%	$51,423	100%	$52,135	100%	$51,582	100%	$50,675	100%

Table 25 - Federal Funds Purchased and Repurchase Agreements
(dollar amounts in millions)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,537	$149	$204	$601	$1,051
Federal Home Loan Bank advances	600	1,800	250	—	400
Other short-term borrowings	11	8	18	14	3
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.18%	0.05%	0.04%	0.13%	0.05%
Federal Home Loan Bank advances	0.40	0.42	0.41	—	0.19
Other short-term borrowings	3.03	4.19	2.13	0.27	0.19
Maximum amount outstanding at month-end during the period

Federal Funds purchased and securities sold under agreements to repurchase	$1,537	$258	$401	$601	$1,051
Federal Home Loan Bank advances	600	1,800	1,575	—	400
Other short-term borrowings	34	21	20	14	3
Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$618	$515	$582	$503	$685
Federal Home Loan Bank advances	668	504	553	13	136
Other short-term borrowings	20	13	9	9	23
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.07%	0.25%	0.18%	0.05%	0.05%
Federal Home Loan Bank advances	0.43	0.42	0.40	0.25	0.16
Other short-term borrowings	2.53	1.81	3.69	1.99	0.78
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $19.2 billion and $17.5 billion at September 30, 2016 and December 31, 2015, respectively.
For further information related to debt issuances, please see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
At September 30, 2016, total wholesale funding was $13.2 billion, an increase from $10.9 billion at December 31, 2015. The increase from prior year-end primarily relates to an increase in short-term borrowings and brokered time deposits and negotiable CDs.
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
At September 30, 2016, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At September 30, 2016 and December 31, 2015, the parent company had $2.1 billion and $0.9 billion, respectively, in cash and cash equivalents. The increase primarily relates to 2016 issuances of long-term debt and preferred stock.
On October 19, 2016, the board of directors declared a quarterly common stock cash dividend of $0.08 per common share. The dividend is payable on January 2, 2017, to shareholders of record on December 20, 2016. Based on the current quarterly dividend of $0.08 per common share, cash demands required for common stock dividends are estimated to be approximately $87 million per quarter. On October 19, 2016, the board of directors declared a quarterly Series A, Series B, Series C, and Series D Preferred Stock dividend payable on January 16, 2017 to shareholders of record on January 1, 2017.

Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $8 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $300 thousand per quarter. Cash demands required for Series C Preferred Stock are expected to be approximately $1.5 million per quarter. Cash demands required for Series D Preferred Stock are expected to be approximately $9 million per quarter.
During the third quarter, the Bank returned capital totaling $175 million to the holding company. The Bank declared a return of capital to the holding company of $113 million payable in the 2016 fourth quarter. To help meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time. In April 2016, the Bank issued $490 million of preferred stock to the holding company. In the 2016 third and fourth quarter, the Bank declared and paid a preferred dividend of $7 million to the holding company.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 18 for more information.

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

Our objective for managing cyber security risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to execute a cyber attack. To this end we employ a set of defense in-depth strategies, which include efforts to make us less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cyber security may be escalated to our board-level Technology Committee, as appropriate. As a complement to the overall cyber security risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third party services to test the effectiveness of our cyber security risk management framework, and any such third parties are required to comply with our policies regarding information security and confidentiality.
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
The FirstMerit integration is inherently large and complex. Our objective for managing execution risk is to minimize impacts to daily operations. We have an established Integration Management Office led by senior management. Responsibilities include central management, reporting, and escalation of key integration deliverables. In addition, a board level Integration Governance Committee has been established to assist in the oversight of the integration of people, systems, and processes of FirstMerit with Huntington.

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
Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the CET1 ratio on a transitional Basel III basis, which we use to measure capital adequacy (See Non-GAAP Financial Measures).

Table 26 - Capital Under Current Regulatory Standards (transitional Basel III basis) (Non-GAAP)
(dollar amounts in millions except per share amounts)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$10,387	$7,507	$7,158	$6,595	$6,583
Regulatory capital adjustments:
Shareholders’ preferred equity	(1,076)	(971)	(773)	(386)	(386)
Accumulated other comprehensive loss (income) offset	172	134	167	226	140
Goodwill and other intangibles, net of taxes	(2,140)	(700)	(703)	(695)	(697)
Deferred tax assets that arise from tax loss and credit carryforwards	(29)	(21)	(29)	(19)	(15)
Common equity tier 1 capital	7,314	5,949	5,820	5,721	5,625
Additional tier 1 capital
Shareholders’ preferred equity	1,076	971	773	386	386
Qualifying capital instruments subject to phase-out	—	—	—	76	76
Other	(19)	(14)	(19)	(29)	(22)
Tier 1 capital	8,371	6,906	6,574	6,154	6,065
LTD and other tier 2 qualifying instruments	1,036	590	611	563	623
Qualifying allowance for loan and lease losses	705	697	689	670	656
Tier 2 capital	1,741	1,287	1,300	1,233	1,279
Total risk-based capital	$10,112	$8,193	$7,874	$7,387	$7,344
Risk-weighted assets (RWA)	$80,513	$60,717	$59,798	$58,420	$57,839
Common equity tier 1 risk-based capital ratio	9.09%	9.80%	9.73%	9.79%	9.72%
Other regulatory capital data:
Tier 1 leverage ratio	9.89	9.55	9.29	8.79	8.85
Tier 1 risk-based capital ratio	10.40	11.37	10.99	10.53	10.49
Total risk-based capital ratio	12.56	13.49	13.17	12.64	12.70

Table 27 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Consolidated capital calculations:
Common shareholders’ equity	$9,316	$6,536	$6,385	$6,209	$6,197
Preferred shareholders’ equity	1,071	971	773	386	386
Total shareholders’ equity	10,387	7,507	7,158	6,595	6,583
Goodwill	(2,004)	(677)	(677)	(677)	(677)
Other intangible assets	(429)	(48)	(51)	(55)	(59)
Other intangible assets deferred tax liability (1)	150	17	18	19	21
Total tangible equity	8,104	6,799	6,448	5,882	5,868
Preferred shareholders’ equity	(1,071)	(971)	(773)	(386)	(386)
Total tangible common equity	$7,033	$5,828	$5,675	$5,496	$5,482
Total assets	$100,765	$73,954	$72,645	$71,018	$70,186
Goodwill	(2,004)	(677)	(677)	(677)	(677)
Other intangible assets	(429)	(48)	(51)	(55)	(59)
Other intangible assets deferred tax liability (1)	150	17	18	19	21
Total tangible assets	$98,482	$73,246	$71,935	$70,305	$69,471
Tangible equity / tangible asset ratio	8.23%	9.28%	8.96%	8.37%	8.45%
Tangible common equity / tangible asset ratio	7.14	7.96	7.89	7.82	7.89

(1)	Calculated assuming a 35% tax rate.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 28 - Regulatory Capital Data
(dollar amounts in millions)

		Basel III
		September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Total risk-weighted assets	Consolidated	$80,513	$60,720	$59,798	$58,420	$57,839
	Bank	80,345	60,673	59,723	58,351	57,750
Common equity tier I risk-based capital	Consolidated	7,315	5,949	5,821	5,721	5,625
	Bank	8,019	5,578	5,518	5,519	5,475
Tier 1 risk-based capital	Consolidated	8,371	6,905	6,574	6,154	6,065
	Bank	8,661	6,221	5,672	5,735	5,692
Tier 2 risk-based capital	Consolidated	1,741	1,287	1,300	1,233	1,279
	Bank	1,600	1,331	1,119	1,115	1,101
Total risk-based capital	Consolidated	10,112	1,294	7,874	7,387	7,344
	Bank	10,261	7,552	6,791	6,851	6,793
Tier 1 leverage ratio	Consolidated	9.89%	9.55%	9.29%	8.79%	8.85%
	Bank	10.26	8.61	8.02	8.21	8.33
Common equity tier I risk-based capital ratio	Consolidated	9.09	9.80	9.73	9.79	9.72
	Bank	9.98	9.19	9.24	9.46	9.48
Tier 1 risk-based capital ratio	Consolidated	10.40	11.37	10.99	10.53	10.49
	Bank	10.78	10.25	9.50	9.83	9.86
Total risk-based capital ratio	Consolidated	12.56	13.49	13.17	12.64	12.70
	Bank	12.77	12.45	11.37	11.74	11.76
At September 30, 2016, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
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
Shareholders’ equity totaled $10.4 billion at September 30, 2016, an increase of $3.8 billion when compared with December 31, 2015. In connection with the FirstMerit merger, during the 2016 third quarter, we issued $2.8 billion of common stock and $0.1 billion of preferred stock. During the 2016 first and second quarter, we issued $400 million and $200 million of preferred stock, respectively. Costs of $15 million related to the issuances are reported as a direct deduction from the face amount of the stock.
On June 29, 2016, we announced that the Federal Reserve did not object to our proposed capital actions included in our capital plan submitted to the Federal Reserve in April 2016 as part of the 2016 Comprehensive Capital Analysis and Review (“CCAR”). These actions included a 14% increase in the quarterly dividend per common share to $0.08, starting in the fourth quarter of 2016. Our capital plan also included the issuance of capital in connection with the acquisition of FirstMerit Corporation and continues the previously announced suspension of our share repurchase program.

Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
On October 19, 2016, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on January 2, 2017. Also, cash dividends of $0.07 per share were declared on July 20, 2016, April 21, 2016 and January 20, 2016.
On October 19, 2016, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on January 16, 2017. Also, cash dividends of $21.25 per share were declared on July 20, 2016, April 21, 2016 and January 20, 2016.

On October 19, 2016, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $8.95 per share. The dividend is payable on January 16, 2017. Also, cash dividends of $8.45 per share, $8.32 per share and $8.31 per share were declared on July 20, 2016, April 21, 2016 and January 20, 2016, respectively.

On October 19, 2016, our board of directors also declared a quarterly cash dividend on our Series C Non-Cumulative Perpetual Preferred Stock of $14.69 per share. The dividend is payable on January 16, 2017. Also, a cash dividend of $11.59 per share was declared on September 15, 2016.
On October 19, 2016, our board of directors also declared a quarterly cash dividend on our 6.25% Series D Non-Cumulative Perpetual Convertible Preferred Stock of $15.63 per share. The dividend is payable on January 16, 2017. Also, cash dividends of $15.63 and $19.79 per share were declared on July 20, 2016 and April 21, 2016.
Share Repurchases
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. Our capital plan continues the previously announced suspension of our share repurchase program.
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
On August 16, 2016, we completed our acquisition of FirstMerit Corporation and segment results were impacted by the mid-quarter acquisition.
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

Net Income by Business Segment
The segregation of net income by business segment for the nine-month periods ending September 30, 2016 and September 30, 2015 is presented in the following table:

Table 29 - Net Income (Loss) by Business Segment
(dollar amounts in thousands)
	Nine months ended September 30,
	2016	2015
Retail and Business Banking	$221,733	$182,315
Commercial Banking	128,784	160,830
AFCRE	128,296	117,382
RBHPCG	47,409	19,211
Home Lending	15,584	(13,647)
Treasury / Other	(68,948)	48,557
Total net income	$472,858	$514,648
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the five business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.
Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and any investment security and trading asset gains or losses. Noninterest expense includes $185.9 million of FirstMerit acquisition-related expense in the current period, certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Retail and Business Banking

Table 30 - Key Performance Indicators for Retail and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Net interest income	$871,727	$764,370	$107,357	14%
Provision for credit losses	43,887	22,840	21,047	92
Noninterest income	396,020	352,585	43,435	12
Noninterest expense	882,732	813,631	69,101	8
Provision for income taxes	119,395	98,169	21,226	22
Net income	$221,733	$182,315	$39,418	22%
Number of employees (average full-time equivalent)	6,064	5,615	449	8%
Total average assets (in millions)	$16,661	$15,514	$1,147	7
Total average loans/leases (in millions)	14,362	13,573	789	6
Total average deposits (in millions)	33,533	30,058	3,475	12
Net interest margin	3.55%	3.47%	0.08%	2
NCOs	$47,322	$46,565	$757	2
NCOs as a % of average loans and leases	0.44%	0.46%	(0.02)%	(4)
2016 First Nine Months vs. 2015 First Nine Months
Retail and Business Banking reported net income of $222 million in the first nine-month period of 2016. This was an increase of $39 million, or 22%, compared to the year-ago period. Results were impacted by the mid-quarter FirstMerit acquisition. Segment net interest income increased $107 million, or 14%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $21 million, or 92%, primarily as a result of loan growth. Noninterest income increased $43 million, or 12%, due to an increase in card and payment processing income and service charges on deposit accounts, which were driven by higher debit card-related transaction volumes and an increase in the number of households. In addition, improved mortgage banking income and SBA sales gains contributed to the increase. Noninterest expense increased $69 million, or 8%, due to an increase in personnel expense related to the in-store branch expansion, addition of FirstMerit colleagues, and allocated noninterest expense.

Commercial Banking

Table 31 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Net interest income	$339,839	$277,731	$62,108	22%
Provision for credit losses	53,378	12,989	40,389	311
Noninterest income	192,232	191,391	841	—
Noninterest expense	280,564	208,702	71,862	34
Provision for income taxes	69,345	86,601	(17,256)	(20)
Net income	$128,784	$160,830	$(32,046)	(20)%
Number of employees (average full-time equivalent)	1,263	1,138	125	11%
Total average assets (in millions)	$18,892	$15,904	$2,988	19
Total average loans/leases (in millions)	14,906	12,719	2,187	17
Total average deposits (in millions)	11,943	11,270	673	6
Net interest margin	2.83%	2.75%	0.08%	3
NCOs	$19,951	$15,602	$4,349	28
NCOs as a % of average loans and leases	0.18%	0.16%	0.02%	13
2016 First Nine Months vs. 2015 First Nine Months
Commercial Banking reported net income of $129 million in the first nine-month period of 2016. This was a decrease of $32 million, or 20%, compared to the year-ago period. Results were impacted by the mid-quarter FirstMerit acquisition. Segment net interest income increased $62 million, or 22%, primarily due to higher earning asset yields related to the Huntington Technology Finance acquisition late in the 2015 first quarter, an increase in average loans/leases, recoveries from previously charged-off loans, and the increase in direct purchase municipal instruments. The provision for credit losses increased $40 million, or 311%, as a result of updated assumptions made to the ACL estimation process beginning in the 2015 fourth quarter, additional reserves for the energy sector portfolio, and an increase in NCOs. Noninterest income increased $1 million, or less than one percent, primarily due to an increase in treasury management related revenue and the late 2015 first quarter acquisition of Huntington Technology Finance, partially offset by mezzanine fees no longer being shared by the Commercial Banking segment, as well as a decline in insurance fees. Noninterest expense increased $72 million, or 34%, primarily due to an increase in allocated noninterest expense, as well as an increase in personnel expense and operating lease expense.

Automobile Finance and Commercial Real Estate

Table 32 - Key Performance Indicators for Automobile Finance and Commercial Real Estate
(dollar amounts in thousands unless otherwise noted)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Net interest income	$317,624	$286,062	$31,562	11%
Provision for credit losses	18,727	14,692	4,035	27
Noninterest income	25,787	22,021	3,766	17
Noninterest expense	127,305	112,803	14,502	13
Provision for income taxes	69,083	63,206	5,877	9
Net income	$128,296	$117,382	$10,914	9%
Number of employees (average full-time equivalent)	330	295	35	12%
Total average assets (in millions)	$19,521	$16,718	$2,803	17
Total average loans/leases (in millions)	18,434	15,582	2,852	18
Total average deposits (in millions)	1,663	1,452	211	15
Net interest margin	2.25%	2.37%	(0.12)%	(5)
NCOs	$(2,301)	$(4,857)	$2,556	(53)
NCOs as a % of average loans and leases	(0.02)%	(0.04)%	0.02%	(50)

2016 First Nine Months vs. 2015 First Nine Months

AFCRE reported net income of $128 million in the first nine-month period of 2016. This was an increase of $11 million, or 9%, compared to the year-ago period. Results were impacted by the mid-quarter FirstMerit acquisition. Segment net interest income increased $32 million or 11%, as the benefit from higher loan balances were offset by a 12 basis point decline in the net interest margin. The provision for credit losses increased by $4 million or 27%, primarily due to an increase in loan balances and a decline in recoveries of prior period charge-offs. In addition, there was an incremental provision for credit losses associated with the transfer of $1.5 billion of automobile loans to loans held-for-sale late in the 2016 third quarter. Noninterest income increased $4 million, or 17%, primarily due to a $9 million increase in fee sharing revenue and a $2 million increase in realized and unrealized gains associated with community development equity investments. These increases were partially offset by the year ago $5 million gain on sale of loans from the automobile loan securitization. Noninterest expense increased $15 million, or 13%, primarily due to an increase in personnel costs and other allocated costs attributed to higher production and portfolio balance levels.

Regional Banking and The Huntington Private Client Group

Table 33 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Net interest income	$125,076	$102,377	$22,699	22%
Provision for credit losses	157	7,834	(7,677)	(98)
Noninterest income	84,423	84,818	(395)	—
Noninterest expense	136,406	149,806	(13,400)	(9)
Provision for income taxes	25,527	10,344	15,183	147
Net income	$47,409	$19,211	$28,198	147%
Number of employees (average full-time equivalent)	586	639	(53)	(8)%
Total average assets (in millions)	$4,569	$4,225	$344	8
Total average loans/leases (in millions)	4,036	3,771	265	7
Total average deposits (in millions)	7,895	6,935	960	14
Net interest margin	2.16%	2.00%	0.16%	8
NCOs	$(2,393)	$4,634	$(7,027)	N.R.
NCOs as a % of average loans and leases	(0.08)%	0.16%	(0.24)%	N.R.
Total assets under management (in billions)—eop (1)	$17.3	$17.8	$(0.5)	(3)
Total trust assets (in billions)—eop (1)	98.8	82.7	16.1	19
N.R.—Not relevant.
eop—End of Period.

(1)	Includes assets associated with FirstMerit.
2016 First Nine Months vs. 2015 First Nine Months
RBHPCG reported net income of $47 million in the first nine-month period of 2016. This was an increase of $28 million, or 147%, compared to the year-ago period. Results were impacted by the mid-quarter FirstMerit acquisition. Net interest income increased $23 million, or 22%, due to a 14% increase in average total deposits combined with a 7% increase in average total loans and a 16 basis point increase in net interest margin. The increase in average total loans was primarily due to growth in portfolio mortgage loans, while the increase in average total deposits was the result of growth in the new Private Client Account interest checking product and growth in commercial deposit account balances. The provision for credit losses decreased $8 million, or 98%, primarily due to net recoveries in the current period. Noninterest income was unchanged, as increased revenue from the FirstMerit acquisition was offset by the reduction in revenue due to the sale of HASI and HAA at the end of 2015. Noninterest expense decreased $13 million, or 9%, due to reduced expense resulting from the sale of HASI and HAA, and reduced allocated costs, partially offset by increased expenses resulting from the FirstMerit acquisition.

Home Lending

Table 34 - Key Performance Indicators for Home Lending
(dollar amounts in thousands unless otherwise noted)
	Nine months ended September 30,		Change
	2016	2015	Amount	Percent
Net interest income	$42,941	$36,936	$6,005	16%
Provision (reduction in allowance) for credit losses	(252)	5,132	(5,384)	N.R.
Noninterest income	64,158	62,273	1,885	3
Noninterest expense	83,375	115,072	(31,697)	(28)
Provision for income taxes	8,392	(7,348)	15,740	N.R.
Net income (loss)	$15,584	$(13,647)	$29,231	N.R.
Number of employees (average full-time equivalent)	1,027	960	67	7%
Total average assets (in millions)	$3,237	$3,134	$103	3
Total average loans/leases (in millions)	2,607	2,536	71	3
Total average deposits (in millions)	383	350	33	9
Net interest margin	1.87%	1.68%	0.19%	11
NCOs	$2,793	$3,729	$(936)	(25)
NCOs as a % of average loans and leases	0.14%	0.20%	(0.06)%	(30)
Mortgage banking origination volume (in millions)	$4,280	$3,693	$587	16
N.R.—Not relevant.
2016 First Nine Months vs. 2015 First Nine Months
Home Lending reported net income of $16 million in the first nine-month period of 2016 compared to a net loss of $14 million in the year-ago period. Results were impacted by the mid-quarter FirstMerit acquisition. Net interest income increased $6 million, or 16%, which primarily reflects higher residential mortgage balances and lower FTP costs. The provision (reduction in allowance) for credit losses decreased $5 million, due to factors used in the ACL estimation process in the third quarter of 2016. Noninterest income increased by $2 million, or 3%, primarily due to higher mortgage production partially offset by higher fee sharing to other business segments. Noninterest expense declined $32 million, or 28%, primarily due to lower allocated expenses.

ADDITIONAL DISCLOSURES
Forward-Looking Statements
This report, including MD&A, contains certain forward-looking statements, including, but not limited to, certain plans, expectations, goals, projections, and statements, which are not historical facts and are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, believe, intend, estimate, plan, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the possibility that the anticipated benefits of the merger with FirstMerit Corporation are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we do business; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger with FirstMerit Corporation; our ability to complete the integration of FirstMerit Corporation successfully; and other factors that may affect our future results. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q, including for the quarters ended March 31, 2016 and June 30, 2016, each of which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, http://www.huntington.com, under the heading “Publications and Filings” and in other documents we file with the SEC.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. We do not assume any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
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

Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures.  Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes.  The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.  The FTE basis assumes a federal statutory tax rate of 35 percent. We encourage readers to consider the consolidated financial statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
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

Update to Critical Accounting Policies and Use of Significant Estimates

Goodwill and Intangible Assets
The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values at the date of acquisition. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received over the economic life, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands, except number of shares)	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$1,661,939	$847,156
Interest-bearing deposits in banks	51,113	51,838
Trading account securities	36,071	36,997
Loans held for sale (includes $517,591 and $337,577 respectively, measured at fair value) (1)	3,414,497	474,621
Available-for-sale and other securities	16,470,374	8,775,441
Held-to-maturity securities	5,301,387	6,159,590
Loans and leases (includes $89,190 and $34,637 respectively, measured at fair value) (1)	66,304,466	50,341,099
Allowance for loan and lease losses	(616,898)	(597,843)
Net loans and leases	65,687,568	49,743,256
Bank owned life insurance	2,422,692	1,757,668
Premises and equipment	828,440	620,540
Goodwill	2,004,348	676,869
Other intangible assets	428,774	54,978
Servicing rights	180,938	189,237
Accrued income and other assets	2,277,271	1,630,110
Total assets	$100,765,412	$71,018,301
Liabilities and shareholders’ equity
Liabilities
Deposits	$77,405,096	$55,294,979
Short-term borrowings	2,148,118	615,279
Long-term debt	8,998,571	7,041,364
Accrued expenses and other liabilities	1,826,862	1,472,073
Total liabilities	90,378,647	64,423,695
Shareholders’ equity
Preferred stock	1,071,227	386,291
Common stock	10,877	7,970
Capital surplus	9,863,149	7,038,502
Less treasury shares, at cost	(26,933)	(17,932)
Accumulated other comprehensive loss	(172,175)	(226,158)
Retained (deficit) earnings	(359,380)	(594,067)
Total shareholders’ equity	10,386,765	6,594,606
Total liabilities and shareholders’ equity	$100,765,412	$71,018,301
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,087,731,489	796,969,694
Common shares outstanding	1,084,782,727	794,928,886
Treasury shares outstanding	2,948,762	2,040,808
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,702,571	1,967,071
Preferred shares outstanding	1,098,006	398,006

(1)	Amounts represent loans for which Huntington has elected the fair value option.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and fee income:
Loans and leases	$583,653	$451,161	$1,516,849	$1,308,339
Available-for-sale and other securities
Taxable	57,572	52,141	138,178	151,522
Tax-exempt	13,687	10,835	40,499	30,441
Held-to-maturity securities—taxable	33,098	19,811	105,307	61,220
Other	6,336	4,529	16,422	18,846
Total interest income	694,346	538,477	1,817,255	1,570,368
Interest expense:
Deposits	26,233	20,964	71,575	60,396
Short-term borrowings	959	192	2,770	1,465
Federal Home Loan Bank advances	66	69	207	517
Subordinated notes and other long-term debt	41,698	21,797	108,366	54,164
Total interest expense	68,956	43,022	182,918	116,542
Net interest income	625,390	495,455	1,634,337	1,453,826
Provision for credit losses	63,805	22,476	115,896	63,486
Net interest income after provision for credit losses	561,585	472,979	1,518,441	1,390,340
Service charges on deposit accounts	86,847	75,157	232,722	207,495
Cards and payment processing income	44,320	36,664	119,951	105,121
Mortgage banking income	40,603	18,956	90,737	80,435
Trust services	28,923	24,972	74,258	80,561
Insurance income	15,865	16,204	48,037	49,736
Brokerage income	14,719	15,059	44,819	45,743
Capital markets fees	14,750	12,741	40,797	39,838
Bank owned life insurance income	14,452	12,719	40,500	38,959
Gain on sale of loans	7,506	5,873	22,166	22,915
Net gains on sales of securities	1,031	2,628	1,763	2,710
Impairment losses recognized in earnings on available-for-sale securities	—	(2,440)	(76)	(2,440)
Other noninterest income	33,399	34,586	99,720	95,442
Total noninterest income	302,415	253,119	815,394	766,515
Personnel costs	405,024	286,270	989,369	833,321
Outside data processing and other services	91,133	58,535	216,047	167,578
Equipment	40,792	31,303	105,173	93,246
Net occupancy	41,460	29,061	103,640	88,942
Marketing	14,438	12,179	41,479	40,178
Professional services	47,075	11,961	82,101	37,281
Deposit and other insurance expense	14,940	11,550	38,335	33,504
Amortization of intangibles	9,046	3,913	16,357	24,079
Other noninterest expense	48,339	81,736	134,487	159,013
Total noninterest expense	712,247	526,508	1,726,988	1,477,142
Income before income taxes	151,753	199,590	606,847	679,713
Provision for income taxes	24,749	47,002	133,989	165,065
Net income	127,004	152,588	472,858	514,648
Dividends on preferred shares	18,537	7,968	46,409	23,901
Net income applicable to common shares	$108,467	$144,620	$426,449	$490,747

Average common shares—basic	938,578	800,883	844,167	805,851
Average common shares—diluted	952,081	814,326	856,934	819,458
Per common share:
Net income—basic	$0.12	$0.18	$0.51	$0.61
Net income—diluted	0.11	0.18	0.50	0.60
Cash dividends declared	0.07	0.06	0.21	0.18
OTTI losses for the periods presented:
Total OTTI losses	$—	$(3,144)	$(3,809)	$(3,144)
Noncredit-related portion of loss recognized in OCI	—	704	3,733	704
Impairment losses recognized in earnings on available-for-sale securities	$—	$(2,440)	$(76)	$(2,440)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Net income	$127,004	$152,588	$472,858	$514,648
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	1,294	85	(388)	12,195
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	(35,036)	39,721	47,118	44,861
Total unrealized gains (losses) on available-for-sale and other securities	(33,742)	39,806	46,730	57,056
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	(5,232)	8,254	4,731	25,840
Change in accumulated unrealized losses for pension and other post-retirement obligations	841	(2,148)	2,522	(343)
Other comprehensive income (loss), net of tax	(38,133)	45,912	53,983	82,553
Comprehensive income	$88,871	$198,500	$526,841	$597,201
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

							Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
(All amounts in thousands, except for per share amounts)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock
	Amount	Shares	Amount		Shares	Amount			Total
Nine months ended September 30, 2015
Balance, beginning of period	$386,292	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
Net income								514,648	514,648
Other comprehensive income (loss)							82,553		82,553
Repurchase of common stock		(20,547)	(205)	(222,778)					(222,983)
Cash dividends declared:
Common ($0.18 per share)								(144,527)	(144,527)
Preferred Series A ($63.75 per share)								(23,110)	(23,110)
Preferred Series B ($22.32 per share)								(791)	(791)
Recognition of the fair value of share-based compensation				39,136					39,136
Other share-based compensation activity		5,990	60	14,990				(2,220)	12,830
Other		85	1	809	(322)	(4,082)		(17)	(3,289)
Balance, end of period	$386,292	798,664	$7,987	$7,053,902	(2,004)	$(17,464)	$(139,739)	$(708,341)	$6,582,637
Nine months ended September 30, 2016
Balance, beginning of period	$386,291	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
Net income								472,858	472,858
Other comprehensive income (loss)							53,983		53,983
FirstMerit Acquisition:
Issuance of common stock		285,425	2,854	2,764,044	—	—			2,766,898
Issuance of Series C preferred stock	100,000			4,320					104,320
Net proceeds from issuance of Series D preferred stock	584,936								584,936
Cash dividends declared:
Common ($0.21 per share)								(187,710)	(187,710)
Preferred Series A ($63.75 per share)								(23,110)	(23,110)
Preferred Series B ($25.08 per share)								(890)	(890)
Preferred Series C ($11.59 per share)								(1,159)	(1,159)
Preferred Series D ($35.42 per share)								(21,250)	(21,250)
Recognition of the fair value of share-based compensation				48,568					48,568
Other share-based compensation activity		5,014	50	4,389				(3,823)	616
Shares sold to HIP		322	3	3,207					3,210
Other				119	(908)	(9,001)		(229)	(9,111)
Balance, end of period	$1,071,227	1,087,731	$10,877	$9,863,149	(2,949)	$(26,933)	$(172,175)	$(359,380)	$10,386,765
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015
Operating activities
Net income	$472,858	$514,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	115,896	63,486
Depreciation and amortization	299,444	262,788
Share-based compensation expense	48,568	39,136
Net gain on sales of securities	(1,687)	(270)
Net change in:
Trading account securities	926	3,582
Loans held for sale	(194,735)	(267,494)
Accrued income and other assets	(169,453)	(215,692)
Deferred income taxes	(18,094)	10,957
Accrued expense and other liabilities	144,496	10,344
Other, net	(12,413)	(20,659)
Net cash provided by (used for) operating activities	685,806	400,826
Investing activities
Change in interest bearing deposits in banks	33,221	(1,246)
Cash paid for acquisition of a business, net of cash received	(133,218)	(457,836)
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,266,031	1,477,446
Maturities of held-to-maturity securities	850,170	434,192
Sales of available-for-sale and other securities	3,893,482	151,326
Purchases of available-for-sale and other securities	(5,434,332)	(3,272,586)
Purchases of held-to-maturity securities	—	(215,447)
Net proceeds from securitization	—	780,117
Net proceeds from sales of portfolio loans	352,277	307,726
Net loan and lease activity, excluding sales and purchases	(3,286,238)	(2,181,839)
Purchases of premises and equipment	(63,688)	(69,021)
Proceeds from sales of other real estate	21,765	28,056
Purchases of loans and leases	(359,208)	(241,141)
Other, net	(249)	581
Net cash provided by (used for) investing activities	(2,859,987)	(3,259,672)
Financing activities
Increase (decrease) in deposits	853,806	2,616,219
Increase (decrease) in short-term borrowings	363,518	(966,928)
Sale of deposits	—	(47,521)
Net proceeds from issuance of long-term debt	2,081,643	2,327,041
Maturity/redemption of long-term debt	(684,746)	(895,441)
Dividends paid on preferred stock	(46,409)	(23,901)
Dividends paid on common stock	(168,656)	(145,572)
Repurchases of common stock	—	(222,983)
Proceeds from stock options exercised	6,084	4,647
Net proceeds from issuance of preferred stock	584,936	—
Other, net	(1,212)	17,078
Net cash provided by (used for) financing activities	2,988,964	2,662,639

Increase (decrease) in cash and cash equivalents	814,783	(196,207)
Cash and cash equivalents at beginning of period	847,156	1,220,565
Cash and cash equivalents at end of period	$1,661,939	$1,024,358

Supplemental disclosures:
Interest paid	$159,357	$54,409
Income taxes paid (refunded)	3,869	117,225
Non-cash activities
Loans transferred to held-for-sale from portfolio	3,204,732	347,656
Loans transferred to portfolio from held-for-sale	92,585	16,425
Transfer of loans to OREO	18,678	17,789
See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2015 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
2. ACCOUNTING STANDARDS UPDATE
ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Subsequently, the FASB issued a one-year deferral for implementation, which results in new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective approach or modified retrospective approach to adopt the amendments in the Update. The FASB, however, permitted early adoption of the new guidance on the original effective date. Management is currently assessing the impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.
ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis. This Update provides a new scope exception for registered money market funds and similar unregistered money market funds, provides targeted amendments to the current consolidation guidance, and ends the deferral granted to investment companies from applying the variable interest entity accounting guidance. The Update was adopted on January 1, 2016 and did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2015-03 - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This Update was issued to simplify the presentation of debt issuance costs. The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction to the carrying amount of that debt liability, consistent with debt discounts. Huntington adopted the Update on January 1, 2016. Amounts reclassified in the prior periods were immaterial to Huntington’s Unaudited Condensed Consolidated Financial Statements. For more information, refer to Note 9 “Long-Term Debt”.
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
ASU 2015-16 - Simplifying the Accounting for Measurement-Period Adjustments. This Update requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update was adopted on January 1, 2016 and did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
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
ASU 2016-02 - Leases. This Update sets forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting applied by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for the fiscal period beginning after December 15, 2018, with early application permitted. Management is currently assessing the impact of the new guidance on Huntington's Unaudited Condensed Consolidated Financial Statements.
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
ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. This Update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments, among other things, require all tax benefits and tax deficiencies related to share-based awards to be recognized in the income statement. Other changes include an election related to the accounting for forfeitures, changes to the cash flow statement presentation for excess tax benefits, as well as for cash paid by an employer when directly withholding shares for tax withholding purposes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently assessing the impact of this Update on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-13 - Financial Instruments - Credit Losses. The amendments in this Update eliminate the probable recognition threshold for credit losses on financial assets measured at amortized cost. The Update requires those financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently assessing the impact of this Update on Huntington's Unaudited Condensed Consolidated Financial Statements.
ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. Current guidance lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to several types of cash flows. The amendments in this Update are effective using a retrospective transition approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

3. ACQUISITION OF FIRSTMERIT CORPORATION

On August 16, 2016, Huntington completed its acquisition of FirstMerit Corporation in a stock and cash transaction valued at approximately $3.7 billion. FirstMerit Corporation was a diversified financial services company headquartered in Akron, Ohio, with operations in Ohio, Michigan, Wisconsin, Illinois and Pennsylvania. Post merger, Huntington now operates across an eight-state Midwestern footprint. The merger resulted in a combined company with a larger market presence and more diversified loan portfolio, as well as a larger core deposit funding base and economies of scale associated with a larger financial institution.

Under the terms of the agreement, shareholders of FirstMerit Corporation received 1.72 shares of Huntington common stock, and $5.00 in cash, for each share of FirstMerit Corporation common stock. The aggregate purchase price was $3.7 billion, including $0.8 billion of cash, $2.8 billion of common stock, and $0.1 billion of preferred stock. Huntington issued 285 million shares of common stock that had a total fair value of $2.8 billion based on the closing market price of $9.68 per share on August 15, 2016.

The acquisition of FirstMerit constituted a business combination. The FirstMerit merger has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. As of September 30, 2016, Huntington continues to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments would be material.

The following table reflects consideration paid for FirstMerit's net assets and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date:

	FirstMerit
(dollar amounts in thousands)	UPB	Fair Value
Assets acquired:
Cash and due from banks		$703,661
Interest-bearing deposits in banks		32,496
Loans held for sale		150,576
Available for sale and other securities		7,369,967
Loans and leases:
Commercial:
Commercial and industrial	$7,410,503	7,252,692
Commercial real estate	1,898,875	1,844,150
Total commercial	9,309,378	9,096,842
Consumer:
Automobile	1,610,007	1,609,145
Home equity	1,579,832	1,537,791
Residential mortgage	1,098,588	1,092,050
RV and marine finance	1,823,312	1,816,575
Other consumer	324,350	323,512
Total consumer	6,436,089	6,379,073
Total loans and leases	$15,745,467	15,475,915
Bank owned life insurance		633,612
Premises and equipment		228,635
Goodwill		1,332,317
Core deposit intangible		309,750
Other intangible assets		94,571
Servicing rights		15,317
Accrued income and other assets		495,079
Total assets acquired		26,841,896
Liabilities assumed:
Deposits		21,157,172
Short-term borrowings		1,163,851
Long-term debt		519,971
Accrued expenses and other liabilities		292,805
Total liabilities assumed		23,133,799
Total consideration paid		$3,708,097

Consideration:
Cash paid		$836,879
Fair value of common stock issued		2,766,898
Fair value of preferred stock exchange		104,320

In connection with the acquisition, the Company recorded approximately $1.3 billion of goodwill, of which $339 million relates to 15-year tax deductible goodwill from prior acquisitions. Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks, interest-bearing deposits in banks, and loans held for sale: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Loans and leases: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for any liquidity concerns. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

CDI: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.

Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Debt: The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

The following table presents financial information regarding the former FirstMerit operations included in our Unaudited Condensed Consolidated Statements of Income from the date of acquisition (August 16, 2016) through September 30, 2016 under the column “Actual from acquisition date”. The following table also presents unaudited pro forma information as if the acquisition of FirstMerit had occurred on January 1, 2015 under the “Unaudited Pro Forma” columns. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired FirstMerit on January 1, 2015. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

		Unaudited Pro Forma for
	Actual from	Three months ended		Nine months ended
	acquisition date through	September 30,		September 30,
(dollar amounts in thousands)	September 30, 2016	2016	2015	2016	2015
Net interest income	$93,256	$706,671	$657,730	$2,053,093	$1,940,746
Noninterest income	30,556	334,630	323,063	977,153	965,923
Net income	55,353	144,292	191,507	570,180	627,104

This pro forma information combines the historical consolidated results of operations of Huntington and FirstMerit for the periods presented and gives effect to the following nonrecurring adjustments:

Fair value adjustments: Pro forma adjustment to net interest income of $2 million and $11 million for the three and nine-months ended September 30, 2016, to record estimated amortization of premiums and accretion of discounts on acquired loans, securities, deposits, and long-term debt.

FirstMerit accretion /amortization: Pro forma adjustment to net interest income of $7 million and $34 million for the three and nine-months ended September 30, 2016, respectively, to eliminate FirstMerit amortization of premiums and accretion of discounts on previously acquired loans, securities, and deposits.

Amortization of acquired intangibles: Pro forma adjustment to noninterest expense of $6 million and $28 million for the three and nine-months ended September 30, 2016, respectively, to record estimated amortization of acquired intangible assets.

Huntington merger-related costs: Pro forma results include Huntington merger-related costs which primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses totaling $159 million and $186 million for the three and nine-months ended September 30, 2016, respectively.

Other adjustments: Pro forma results also include adjustments related to branch divestitures, incremental interest expense on the issuance on acquisition debt, elimination of FirstMerit's intangible amortization expense, FirstMerit merger-related costs, and related income-tax effects.

Branch divestiture: On July 27, 2016, Huntington and FirstMerit announced that, in conjunction with the merger, Huntington will sell 13 acquired branches and certain related assets and deposit liabilities to First Commonwealth Bank, the banking subsidiary of First Commonwealth Financial Corporation. The sale is in connection with an agreement reached with the U.S. Department of Justice in order to resolve its competitive concerns about Huntington’s acquisition of FirstMerit. Total deposits and loans to be transferred to First Commonwealth Bank for the transaction totaled $712 million and $112 million, respectively, as of September 30, 2016, with the actual amount to be transferred determined as of the date the transaction closes. These amounts are included in deposits and loans held for sale, respectively, in the Unaudited Condensed Consolidated Balance Sheets. The transaction is expected to close in the fourth quarter of 2016.
4. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs, which resulted in a net premium of $74 million and $262 million at September 30, 2016 and December 31, 2015, respectively.
Loans and leases with a fair value of $15.5 billion were acquired by Huntington as part of the FirstMerit acquisition. These loans were recorded at fair value. The fair values of the loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3), and reflected an estimate of credit and other risk associated with the loans. Of the total acquired loans and leases, Huntington has elected the fair value option for $56 million of consumer loans. These loans will subsequently be measured at fair value with any changes in fair value recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	September 30, 2016	December 31, 2015
Loans and leases:
Commercial and industrial	$27,667,532	$20,559,834
Commercial real estate	7,255,907	5,268,651
Automobile	10,791,351	9,480,678
Home equity	10,120,029	8,470,482
Residential mortgage	7,665,275	5,998,400
RV and marine finance	1,839,706	—
Other consumer	964,666	563,054
Loans and leases	66,304,466	50,341,099
Allowance for loan and lease losses	(616,898)	(597,843)
Net loans and leases	$65,687,568	$49,743,256

As shown in the table below, the primary loan and lease portfolios are: commercial and consumer. For ACL purposes, these portfolios are further disaggregated into classes. During the 2016 third quarter, in connection with the acquisition of FirstMerit, Huntington enhanced its portfolio and class structure. This structure corresponds with how the ACL is determined. The portfolios, and classes within each portfolio, are now as follows:

Portfolio	Class
Commercial	Commercial and industrial
Commercial real estate

Consumer	Automobile
Home equity
Residential mortgage
RV and marine finance
Other consumer
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
The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the credit impaired FirstMerit loans at acquisition date:

(dollar amounts in thousands)	August 16, 2016
Contractually required payments including interest	$283,947
Less: nonaccretable difference	(84,315)
Cash flows expected to be collected	199,632
Less: accretable yield	(17,717)
Fair value of loans acquired	$181,915
The following table presents a rollforward of the accretable yield for purchased credit impaired loans for the three-month and nine-month periods ended September 30, 2016: and 2015

	Three Months Ended	Nine Months Ended
(dollar amounts in thousands)	September 30, 2016	September 30, 2016
FirstMerit
Balance, beginning of period	$—	$—
Impact of acquisition/purchase on August 16, 2016	17,717	17,717
Accretion	(1,091)	(1,091)
Reclassification (to) from nonaccretable difference	3,308	3,308
Balance, end of period	$19,934	$19,934

There was no allowance for loan losses recorded on the purchased credit-impaired loan portfolio at September 30, 2016. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at September 30, 2016:

	September 30, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Balance
FirstMerit
Commercial and industrial	$104,560	$148,243
Commercial real estate	49,135	64,146
Total	$153,695	$212,389

FDIC Acquired Loans Subject to Loss Share Agreements

In connection with the acquisition of FirstMerit, Huntington acquired loans subject to loss share agreements with the FDIC. The loss share agreements stipulate that the FDIC will reimburse Huntington for a portion of any amounts the Bank concludes are uncollectible, resulting in charge-offs. The agreements also stipulate that Huntington must repay the FDIC any related recoveries generated from the acquired loans. The reimbursements to Huntington are recorded as an indemnification asset and is recognized in Accrued income and other assets in the Unaudited Condensed Consolidated Balance Sheets. The obligation to the FDIC is recorded as a loss sharing liability and is recognized in Accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheets.

The following table presents additional information relating to FDIC acquired loans subject to loss sharing agreements at September 30, 2016:

(dollar amounts in thousands)	September 30, 2016
FirstMerit
Outstanding balance of FDIC acquired loans	$117,316
Indemnification asset	7,267
Loss sharing liability	5,897

Loan Purchases and Sales
The following table summarizes significant portfolio loan purchase and sale activity for the three-month and nine-month periods ended September 30, 2016 and 2015. The table below excludes mortgage loans originated for sale.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollar amounts in thousands)	2016		2015	2016		2015
Portfolio loans and leases purchased or transferred from held for sale:
Commercial and industrial	$16,498		$180,036	$354,670		$224,532
Commercial real estate	—		—	—		—
Automobile	—		—	—		—
Home equity	81,080	(1)	—	81,080	(1)	—
Residential mortgage	725		11,284	4,538		17,921
RV and marine finance	—		—	—		—
Other consumer	—		—	—		—
Total	$98,303		$191,320	$440,288		$242,453

Portfolio loans and leases sold or transferred to loans held for sale:
Commercial and industrial	$1,140,096		$98,117	$1,380,893		$284,019
Commercial real estate	124,231		—	124,231		—
Automobile	1,541,250		—	1,541,250		764,158	(2)
Home equity	—		96,786	—		96,786
Residential mortgage	—		—	—		—
RV and marine finance	—		—	—		—
Other consumer	—		—	—		—
Total	$2,805,577		$194,903	$3,046,374		$1,144,963

(1)	Reflects the transfer of approximately $81 million home equity loans transferred back to loans and leases in the 2016 third quarter.

(2)
Reflects the transfer of approximately $1.0 billion automobile loans to loans held for sale at March 31, 2015, net of approximately $262 million of automobile loans transferred back to loans and leases in the 2015 second quarter.

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
All classes within the Commercial portfolio (except for purchased credit-impaired loans) are placed on nonaccrual status at 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are generally charged-off when the loan is 120-days past due.
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

Regarding all classes within the Commercial portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, supported by sustained repayment history, the loan or lease is returned to accrual status. For these loans that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.
The following table presents NALs by loan class at September 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	September 30, 2016	December 31, 2015
Commercial and industrial	$220,862	$175,195
Commercial real estate	21,300	28,984
Automobile	4,777	6,564
Home equity	69,044	66,278
Residential mortgage	88,155	94,560
RV and marine finance	96	—
Other consumer	—	—
Total nonaccrual loans	$404,234	$371,581

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at September 30, 2016 and December 31, 2015: (1)

	September 30, 2016
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	$34,066	$13,379	$69,766	$117,211	$27,445,761	$104,560	$—	$27,667,532	$20,188	(2)
Commercial real estate	7,890	1,991	35,428	45,309	7,161,463	49,135	—	7,255,907	21,260
Automobile loans and leases	64,668	15,582	8,244	88,494	10,699,599	—	3,258	10,791,351	7,871
Home equity	36,728	20,799	53,279	110,806	10,005,280	—	3,943	10,120,029	12,997
Residential mortgage	113,184	38,867	111,540	263,591	7,322,416	—	79,268	7,665,275	68,329	(3)
RV and marine finance	6,754	2,042	1,048	9,844	1,827,721	—	2,141	1,839,706	1,043
Other consumer	8,731	3,284	2,997	15,012	949,074	—	580	964,666	2,988
Total loans and leases	$272,021	$95,944	$282,302	$650,267	$65,411,314	$153,695	$89,190	$66,304,466	$134,676

	December 31, 2015
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	44,715	13,580	46,978	105,273	20,454,561	—	—	20,559,834	8,724	(2)
Commercial real estate	9,232	5,721	21,666	36,619	5,232,032	—	—	5,268,651	9,549
Automobile loans and leases	69,553	14,965	7,346	91,864	9,388,814	—	—	9,480,678	7,162
Home equity	36,477	16,905	56,300	109,682	8,360,800	—	—	8,470,482	9,044
Residential mortgage	102,773	34,298	119,354	256,425	5,741,975	—	—	5,998,400	69,917	(4)
RV and marine finance	—	—	—	—	—	—	—	—	—
Other consumer	6,469	1,852	1,395	9,716	553,338	—	—	563,054	1,394
Total loans and leases	$269,219	$87,321	$253,039	$609,579	$49,731,520	$—	$—	$50,341,099	$105,790

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Includes $53 million guaranteed by the U.S. government.

(4)	Includes $56 million guaranteed by the U.S. government.
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
The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics, and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan where obligor balance is greater than $1 million. For the Commercial portfolio, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed and updated periodically based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
In the case of other homogeneous portfolios, such as automobile loans, home equity loans, residential mortgage, and RV and marine finance loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance, and this information is used to estimate expected losses over the emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required.
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
The acquired loans were recorded at their fair value as of the acquisition date and the prior ALLL was eliminated. An ALLL for acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized.
The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the ACL associated with loans transferred to loans held for sale, securitized or sold.
The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2016 and 2015:

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended September 30, 2016:
ALLL balance, beginning of period	$424,507	$198,557	$623,064
Loan charge-offs	(24,839)	(34,429)	(59,268)
Recoveries of loans previously charged-off	8,312	10,891	19,203
Provision (reduction in allowance) for loan and lease losses	36,689	16,834	53,523
Allowance for loans sold or transferred to loans held for sale	(12,874)	(6,750)	(19,624)
ALLL balance, end of period	$431,795	$185,103	$616,898
AULC balance, beginning of period	$63,717	$10,031	$73,748
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	9,739	543	10,282
Fair value of acquired AULC	4,403	—	4,403
AULC balance, end of period	$77,859	$10,574	$88,433
ACL balance, end of period	$509,654	$195,677	$705,331
Nine-month period ended September 30, 2016:
ALLL balance, beginning of period	$398,753	$199,090	$597,843
Loan charge-offs	(70,721)	(91,784)	(162,505)
Recoveries of loans previously charged-off	62,127	35,006	97,133
Provision (reduction in allowance) for loan and lease losses	54,510	49,437	103,947
Allowance for loans sold or transferred to loans held for sale	(12,874)	(6,646)	(19,520)
ALLL balance, end of period	$431,795	$185,103	$616,898
AULC balance, beginning of period	$63,448	$8,633	$72,081
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	10,008	1,941	11,949
Fair value of acquired AULC	4,403	—	4,403
AULC balance, end of period	$77,859	$10,574	$88,433
ACL balance, end of period	$509,654	$195,677	$705,331

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended September 30, 2015:
ALLL balance, beginning of period	$377,101	$222,441	$599,542
Loan charge-offs	(29,992)	(30,883)	(60,875)
Recoveries of loans previously charged-off	33,955	10,757	44,712
Provision for (reduction in allowance) loan and lease losses	13,232	392	13,624
Allowance for loans sold or transferred to loans held for sale	—	(5,065)	(5,065)
ALLL balance, end of period	$394,296	$197,642	$591,938
AULC balance, beginning of period	$47,627	$7,744	$55,371
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	8,759	93	8,852
Fair value of acquired AULC	—	—	—
AULC balance, end of period	$56,386	$7,837	$64,223
ACL balance, end of period	$450,682	$205,479	$656,161
Nine-month period ended September 30, 2015:
ALLL balance, beginning of period	$389,834	$215,362	$605,196
Loan charge-offs	(77,118)	(85,802)	(162,920)
Recoveries of loans previously charged-off	63,754	33,196	96,950
Provision for (reduction in allowance) loan and lease losses	17,826	42,243	60,069
Allowance for loans sold or transferred to loans held for sale	—	(7,357)	(7,357)
ALLL balance, end of period	$394,296	$197,642	$591,938
AULC balance, beginning of period	$55,029	$5,777	$60,806
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	1,357	2,060	3,417
Fair value of acquired AULC	—	—	—
AULC balance, end of period	$56,386	$7,837	$64,223
ACL balance, end of period	$450,682	$205,479	$656,161
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
Commercial loans are either fully or partially charged-off at 90-days past due. Automobile, RV and marine finance loans and other consumer loans are charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.
Credit Quality Indicators
To facilitate the monitoring of credit quality for Commercial loans, and for purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following categories of credit grades:
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
For all classes within the Consumer loan portfolio, each loan is assigned a specific PD factor that is partially based on the borrower’s most recent credit bureau score, which we update quarterly. A credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality. Future performance of the consumer portfolios is not solely based on the FICO score distribution. Huntington utilizes a custom scorecard in the credit decisioning process for Indirect Auto and Home Equity to provide a proprietary assessment of expected performance at the loan level.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following table presents each loan and lease class by credit quality indicator at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$25,922,981	$591,927	$1,128,765	$23,859	$27,667,532
Commercial real estate	6,977,718	120,371	155,607	2,211	7,255,907

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	$5,430,033	$3,933,502	$1,229,856	$194,702	$10,788,093
Home equity	6,295,798	2,895,693	636,889	287,706	10,116,086
Residential mortgage	4,609,160	2,219,426	625,144	132,277	7,586,007
RV and marine finance	1,027,428	633,849	70,189	106,099	1,837,565
Other consumer	336,081	430,994	120,132	76,879	964,086

	December 31, 2015
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$19,257,789	$399,339	$895,577	$7,129	$20,559,834
Commercial real estate	5,066,054	79,787	121,167	1,643	5,268,651

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	$4,680,684	$3,454,585	$1,086,914	$258,495	$9,480,678
Home equity	5,210,741	2,466,425	582,326	210,990	8,470,482
Residential mortgage	3,564,064	1,813,779	567,984	52,573	5,998,400
RV and marine finance	—	—	—	—	—
Other consumer	233,969	269,746	49,650	9,689	563,054

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects most recent customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
Impaired Loans
For all classes within the Commercial portfolio, all loans with an obligor balance of $1 million or greater are considered for individual evaluation on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. However, certain home equity and residential mortgage loans are measured for impairment based on the underlying collateral value. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.
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
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at September 30, 2016:
Portion of ALLL balance:
Purchased credit-impaired loans	$—	$—	$—
Attributable to loans individually evaluated for impairment	17,246	11,603	28,849
Attributable to loans collectively evaluated for impairment	414,549	173,500	588,049
Total ALLL balance	$431,795	$185,103	$616,898
Loan and Lease Ending Balances at September 30, 2016: (1)
Portion of loan and lease ending balance:
Purchased credit-impaired loans	$153,695	$—	$153,695
Individually evaluated for impairment	470,134	476,422	946,556
Collectively evaluated for impairment	34,299,610	30,815,415	65,115,025
Total loans and leases evaluated for impairment	$34,923,439	$31,291,837	$66,215,276

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at December 31, 2015
Portion of ALLL balance:
Purchased credit-impaired loans	$2,602	$127	$2,729
Attributable to loans individually evaluated for impairment	27,428	35,008	62,436
Attributable to loans collectively evaluated for impairment	368,723	163,955	532,678
Total ALLL balance:	$398,753	$199,090	$597,843
Loan and Lease Ending Balances at December 31, 2015 (1)
Portion of loan and lease ending balances:
Purchased credit-impaired loans	$34,775	$1,506	$36,281
Individually evaluated for impairment	626,010	651,778	1,277,788
Collectively evaluated for impairment	25,167,700	23,859,330	49,027,030
Total loans and leases evaluated for impairment	$25,828,485	$24,512,614	$50,341,099

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30,
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$356,398	$418,304	$—	$305,956	$2,235	$290,163	$4,858
Commercial real estate	103,705	133,670	—	80,000	907	58,666	2,257
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial (3)	255,894	270,828	25,850	281,934	1,631	274,262	5,460
Commercial real estate (4)	46,388	57,405	3,242	49,140	521	49,587	1,895
Automobile	32,279	32,644	1,802	31,540	541	31,912	1,643
Home equity	324,106	357,649	14,803	284,512	3,453	267,264	9,382
Residential mortgage (6)	341,063	378,500	14,818	344,237	2,978	353,259	9,041
RV and marine finance	—	—	—	—	—	—	—
Other consumer	4,244	4,244	302	4,454	58	4,627	178

	December 31, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30,
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$255,801	$279,551	$—	$133,022	$710	$93,256	$1,694
Commercial real estate	68,260	125,814	—	56,927	590	61,767	1,734
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	52	101	—	50	3	51	11

With an allowance recorded:
Commercial and industrial (3)	246,249	274,203	21,916	298,417	3,420	260,987	9,688
Commercial real estate (4)	90,475	104,930	8,114	126,694	2,695	158,621	9,612
Automobile	31,304	31,878	1,779	29,371	554	29,878	1,659
Home equity	248,839	284,957	16,242	288,685	2,725	302,808	10,241
Residential mortgage (6)	368,449	411,114	16,938	376,026	3,303	374,854	9,630
RV and marine finance	—	—	—	—	—	—	—
Other consumer	4,640	4,649	176	4,801	64	4,683	191

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)
At September 30, 2016, $111 million of the $256 million commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $91 million of the $246 million commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)
At September 30, 2016, $28 million of the $46 million commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $35 million of the $90 million commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)
At September 30, 2016, $29 million of the $341 million residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2015, $29 million of the $368 million residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Acquired, non-purchased credit impaired loan are only considered for TDR reporting for modifications made subsequent to acquisition.
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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2016 and 2015, was not significant.
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
Consumer loan TDRs – Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. The primary concessions given to residential mortgage borrowers are amortization or maturity date changes and interest rate reductions. Residential mortgages identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent. The Company may make similar interest rate, term, and principal concessions Automobile, Home Equity, RV and Marine Finance and Other Consumer loan TDRs.
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

Our TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of our concessions for the Commercial portfolio are the extension of the maturity date.
TDR concessions may also result in the reduction of the ALLL within the Commercial portfolio. This reduction is derived from payments and the resulting application of the reserve calculation within the ALLL. The transaction reserve for non-TDR Commercial loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed. Upon the occurrence of a TDR in our Commercial portfolio, the reserve is measured based on discounted expected cash flows or collateral value, less anticipated selling costs, of the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a lower ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. The ALLL for Commercial loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.
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
Consumer loan TDRs – Modified consumer loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off.

Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including TDR loans, are reported as accrual or nonaccrual based upon delinquency status. Nonaccrual TDRs are those that are greater than 150-days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest on guaranteed rates upon delinquency.
The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2016 an 2015:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	September 30, 2016			September 30, 2015
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
Commercial and industrial:
Interest rate reduction	2	$122	$6	2	$89	$(7)
Amortization or maturity date change	246	89,100	(1,450)	217	134,356	4,826
Other	6	711	(2)	2	338	4
Total Commercial and industrial	254	89,933	(1,446)	221	134,783	4,823
Commercial real estate:
Interest rate reduction	—	—	—	1	356	6

Amortization or maturity date change	30	11,183	(546)	30	35,541	383
Other	—	—	—	—	—	—
Total commercial real estate:	30	11,183	(546)	31	35,897	389
Automobile:
Interest rate reduction	4	26	3	5	6	—
Amortization or maturity date change	452	4,438	559	401	3,445	157
Chapter 7 bankruptcy	236	1,840	157	331	2,585	84
Other	—	—	—	—	—	—
Total Automobile	692	6,304	719	737	6,036	241
Home equity:
Interest rate reduction	14	352	10	18	1,101	60
Amortization or maturity date change	110	6,740	(574)	421	18,842	(2,176)
Chapter 7 bankruptcy	70	2,395	1,327	101	2,840	1,134
Other	—	—	—	—	—	—
Total Home equity	194	9,487	763	540	22,783	(982)
Residential mortgage:
Interest rate reduction	2	134	(2)	3	686	(4)
Amortization or maturity date change	77	7,988	(220)	261	27,553	(147)
Chapter 7 bankruptcy	17	1,105	(63)	37	3,888	5
Other	3	260	—	3	254	—
Total Residential mortgage	99	9,487	(285)	304	32,381	(146)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	—	—	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	—	—	—	—	—	—
Other consumer:
Interest rate reduction	—	—	—	1	96	3
Amortization or maturity date change	1	16	—	1	2	—
Chapter 7 bankruptcy	1	6	—	2	13	—
Other	—	—	—	—	—	—
Total Other consumer	2	22	—	4	111	3
Total new troubled debt restructurings	1,271	$126,416	$(795)	1,837	$231,991	$4,328

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

New Troubled Debt Restructurings During The Nine-Month Period Ended (1)
September 30, 2016	September 30, 2015

(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
Commercial and industrial:
Interest rate reduction	4	$161	$5	10	$759	$1
Amortization or maturity date change	629	345,691	(4,368)	588	417,548	(77,877)
Other	16	1,801	(4)	11	29,463	(459)
Total Commercial and industrial	649	347,653	(4,367)	609	447,770	(78,335)
Commercial real estate:
Interest rate reduction	1	84	—	3	2,103	(4)
Amortization or maturity date change	90	60,995	(1,828)	106	97,940	(990)
Other	4	315	16	11	480	(30)
Total commercial real estate:	95	61,394	(1,812)	120	100,523	(1,024)
Automobile:
Interest rate reduction	11	132	10	30	48	2
Amortization or maturity date change	1,159	11,002	981	1,213	8,929	411
Chapter 7 bankruptcy	797	6,384	386	621	4,946	245
Other	—	—	—	—	—	—
Total Automobile	1,967	17,518	1,377	1,864	13,923	658
Home equity:
Interest rate reduction	43	2,363	103	47	4,029	149
Amortization or maturity date change	466	25,031	(2,592)	1,301	63,469	(8,355)
Chapter 7 bankruptcy	215	8,106	2,327	257	7,120	3,513
Other	—	—	—	—	—	—
Total Home equity	724	35,500	(162)	1,605	74,618	(4,693)
Residential mortgage:
Interest rate reduction	12	1,195	(17)	12	1,423	(60)
Amortization or maturity date change	277	29,388	(1,217)	454	50,827	(342)
Chapter 7 bankruptcy	40	3,788	(42)	106	10,948	(126)
Other	4	424	—	9	962	—
Total Residential mortgage	333	34,795	(1,276)	581	64,160	(528)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	—	—	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	—	—	—	—	—	—
Other consumer:
Interest rate reduction	—	—	—	1	96	3
Amortization or maturity date change	6	575	24	7	130	6
Chapter 7 bankruptcy	8	72	7	7	58	9
Other	—	—	—	—	—	—

Total Other consumer	14	647	31	15	284	18
Total new troubled debt restructurings	3,782	$497,507	$(6,209)	4,794	$701,278	$(83,904)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Pledged Loans and Leases

At September 30, 2016, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of September 30, 2016, these borrowings and advances are secured by $19.2 billion of loans and securities.
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance. Huntington assumed debt associated with two securitizations. As of September 30, 2016, the debt is secured by $87 million of leases held by the trusts.

5. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (1 year or less, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$1,000	$1,000	$—	$—
After 1 year through 5 years	5,474	5,509	5,457	5,472
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total U.S. Treasury	6,474	6,509	5,457	5,472
Federal agencies: mortgage-backed securities:
1 year or less	—	—	51,146	51,050
After 1 year through 5 years	112,813	114,408	111,655	113,393
After 5 years through 10 years	268,553	274,530	254,397	257,765
After 10 years	10,427,666	10,491,942	4,088,120	4,099,480
Total Federal agencies: mortgage-backed securities	10,809,032	10,880,880	4,505,318	4,521,688
Other agencies:
1 year or less	1,851	1,878	801	805
After 1 year through 5 years	9,806	10,132	9,101	9,395
After 5 years through 10 years	111,561	113,761	105,174	105,713
After 10 years	—	—	—	—
Total other agencies	123,218	125,771	115,076	115,913
Total U.S. Treasury, Federal agency, and other agency securities	10,938,724	11,013,160	4,625,851	4,643,073
Municipal securities:
1 year or less	171,499	165,902	281,644	280,823
After 1 year through 5 years	960,375	968,651	587,664	587,345
After 5 years through 10 years	1,434,758	1,440,241	1,053,502	1,048,550
After 10 years	727,541	736,367	509,133	539,678

Total municipal securities	3,294,173	3,311,161	2,431,943	2,456,396
Asset-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	174,949	175,889	110,115	109,300
After 5 years through 10 years	292,649	295,441	128,342	128,208
After 10 years	639,277	609,852	662,602	623,905
Total asset-backed securities	1,106,875	1,081,182	901,059	861,413
Corporate debt:
1 year or less	79,248	80,146	300	302
After 1 year through 5 years	345,632	354,698	356,513	360,653
After 5 years through 10 years	66,223	68,428	107,394	105,522
After 10 years	48,861	49,219	—	—
Total corporate debt	539,964	552,491	464,207	466,477
Other:
1 year or less	—	—	—	—
After 1 year through 5 years	3,950	3,947	3,950	3,898
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Non-marketable equity securities	492,080	492,080	332,786	332,786
Mutual funds	2,113	2,553	10,604	10,604
Marketable equity securities	13,800	13,800	523	794
Total other	511,943	512,380	347,863	348,082
Total available-for-sale and other securities	$16,391,679	$16,470,374	$8,770,923	$8,775,441
Non-marketable equity securities includes $249 million and $157 million of stock issued by the FHLB of Cincinnati and $243 million and $176 million of Federal Reserve Bank stock at September 30, 2016 and December 31, 2015, respectively. Non-marketable equity securities are recorded at amortized cost.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at September 30, 2016 and December 31, 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2016
U.S. Treasury	$6,474	$35	$—	$6,509
Federal agencies:
Mortgage-backed securities	10,809,032	79,940	(8,092)	10,880,880
Other agencies	123,218	2,553	—	125,771
Total U.S. Treasury, Federal agency securities	10,938,724	82,528	(8,092)	11,013,160
Municipal securities	3,294,173	54,452	(37,464)	3,311,161
Asset-backed securities	1,106,875	5,633	(31,326)	1,081,182
Corporate debt	539,964	12,838	(311)	552,491
Other securities	511,943	440	(3)	512,380
Total available-for-sale and other securities	$16,391,679	$155,891	$(77,196)	$16,470,374

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
U.S. Treasury	$5,457	$15	$—	$5,472
Federal agencies:
Mortgage-backed securities	4,505,318	30,078	(13,708)	4,521,688
Other agencies	115,076	888	(51)	115,913
Total U.S. Treasury, Federal agency securities	4,625,851	30,981	(13,759)	4,643,073
Municipal securities	2,431,943	51,558	(27,105)	2,456,396
Asset-backed securities	901,059	535	(40,181)	861,413
Corporate debt	464,207	4,824	(2,554)	466,477
Other securities	347,863	271	(52)	348,082
Total available-for-sale and other securities	$8,770,923	$88,169	$(83,651)	$8,775,441
At September 30, 2016, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $6.0 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at September 30, 2016.
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2016 and December 31, 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Federal agencies:
Mortgage-backed securities	$2,583,032	$(7,836)	$30,742	$(256)	$2,613,774	$(8,092)
Other agencies	—	—	—	—	—	—
Total Federal agency securities	2,583,032	(7,836)	30,742	(256)	2,613,774	(8,092)
Municipal securities	911,170	(30,367)	178,540	(7,097)	1,089,710	(37,464)
Asset-backed securities	199,279	(2,085)	125,304	(29,241)	324,583	(31,326)
Corporate debt	23,663	(306)	299	(5)	23,962	(311)
Other securities	—	—	1,497	(3)	1,497	(3)
Total temporarily impaired securities	$3,717,144	$(40,594)	$336,382	$(36,602)	$4,053,526	$(77,196)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$1,658,516	$(11,341)	$84,147	$(2,367)	$1,742,663	$(13,708)
Other agencies	37,982	(51)	—	—	37,982	(51)
Total Federal agency securities	1,696,498	(11,392)	84,147	(2,367)	1,780,645	(13,759)
Municipal securities	570,916	(15,992)	248,204	(11,113)	819,120	(27,105)
Asset-backed securities	552,275	(5,791)	207,639	(34,390)	759,914	(40,181)
Corporate debt	167,144	(1,673)	21,965	(881)	189,109	(2,554)
Other securities	772	(28)	1,476	(24)	2,248	(52)
Total temporarily impaired securities	$2,987,605	$(34,876)	$563,431	$(48,775)	$3,551,036	$(83,651)

The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Gross gains on sales of securities	$3,770	$6,173	$7,161	$6,256
Gross (losses) on sales of securities	(2,739)	(5,985)	(5,474)	(5,986)
Net gain on sales of securities	$1,031	$188	$1,687	$270

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
On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At September 30, 2016, we had investments in seven different pools of trust preferred securities. Six of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool that was not included on the list and believe that it is more likely than not that we will be able to hold the ICONS security to recovery under the final Volcker Rule regulations.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at September 30, 2016. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.
Collateralized Debt Obligation Data
September 30, 2016
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
ICONS	$18,912	$18,912	$15,228	$(3,684)	BB	19/21	7	14	52
MM Comm III	4,633	4,426	3,553	(873)	BB	5/8	5	6	34
Pre TSL IX	5,000	3,955	3,155	(800)	C	27/38	18	10	8
Pre TSL XI	25,000	19,733	15,223	(4,510)	C	44/53	12	7	14
Pre TSL XIII	27,530	19,277	16,524	(2,753)	C	44/54	10	10	28
Reg Diversified (1)	25,500	4,610	1,749	(2,861)	D	22/38	33	7	—
Tropic III	31,000	31,000	18,377	(12,623)	BB	28/37	16	7	39
Total at September 30, 2016	$137,575	$101,913	$73,809	$(28,104)
Total at December 31, 2015	$179,574	$131,911	$100,338	$(31,654)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	The majority of securities have been in a continuous loss position for 12 months or longer.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

For the three-month and nine-month periods ended September 30, 2016 and 2015, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Available-for-sale and other securities:
Collateralized Debt Obligations	$—	$2,440	$—	$2,440
Municipal Securities	$—	$—	$76	$—
Total available-for-sale and other securities	$—	$2,440	$76	$2,440
The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Balance, beginning of period	$9,831	$30,869	$18,368	$30,869
Reductions from sales	(76)	(14,941)	(8,689)	(14,941)
Additional credit losses	—	2,440	76	2,440
Balance, end of period	$9,755	$18,368	$9,755	$18,368
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
Listed below are the contractual maturities (1 year or less, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	42,431	43,449	25,909	25,227
After 10 years	4,677,662	4,752,132	5,506,592	5,484,407
Total Federal agencies: mortgage-backed securities	4,720,093	4,795,581	5,532,501	5,509,634
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	311,223	317,298	283,960	284,907
After 10 years	263,697	269,841	336,092	334,004
Total other agencies	574,920	587,139	620,052	618,911
Total U.S. Government backed agencies	5,295,013	5,382,720	6,152,553	6,128,545
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	6,374	6,373	7,037	6,913
Total municipal securities	6,374	6,373	7,037	6,913
Total held-to-maturity securities	$5,301,387	$5,389,093	$6,159,590	$6,135,458
The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2016 and December 31, 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2016
Federal agencies:
Mortgage-backed securities	$4,720,093	$78,826	$(3,338)	$4,795,581
Other agencies	574,920	12,219	—	587,139
Total U.S. Government backed agencies	5,295,013	91,045	(3,338)	5,382,720
Municipal securities	6,374	—	(1)	6,373
Total held-to-maturity securities	$5,301,387	$91,045	$(3,339)	$5,389,093

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
Federal agencies:
Mortgage-backed securities	$5,532,501	$14,637	$(37,504)	$5,509,634
Other agencies	620,052	1,645	(2,786)	618,911
Total U.S. Government backed agencies	6,152,553	16,282	(40,290)	6,128,545
Municipal securities	7,037	—	(124)	6,913
Total held-to-maturity securities	$6,159,590	$16,282	$(40,414)	$6,135,458
The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2016 and December 31, 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Federal agencies:
Mortgage-backed securities	$273,593	$(1,862)	$150,218	$(1,476)	$423,811	$(3,338)
Other agencies	—	—	—	—	—	—
Total U.S. Government backed securities	273,593	(1,862)	150,218	(1,476)	423,811	(3,338)
Municipal securities	6,372	(1)	—	—	6,372	(1)
Total temporarily impaired securities	$279,965	$(1,863)	$150,218	$(1,476)	$430,183	$(3,339)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$3,692,890	$(25,418)	$519,872	$(12,086)	$4,212,762	$(37,504)
Other agencies	425,410	(2,689)	6,647	(97)	432,057	(2,786)
Total U.S. Government backed securities	4,118,300	(28,107)	526,519	(12,183)	4,644,819	(40,290)
Municipal securities	—	—	6,913	(124)	6,913	(124)
Total temporarily impaired securities	$4,118,300	$(28,107)	$533,432	$(12,307)	$4,651,732	$(40,414)
Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of September 30, 2016, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Residential mortgage loans sold with servicing retained	$1,204,547	$920,974	$2,552,602	$2,490,070
Pretax gains resulting from above loan sales (1)	32,073	22,529	64,804	64,103

(1)	Recorded in mortgage banking income.
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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and nine-month periods ended September 30, 2016 and 2015:

Fair Value Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Fair value, beginning of period	$13,105	$20,681	$17,585	$22,786
Change in fair value during the period due to:
Time decay (1)	(217)	(324)	(734)	(996)
Payoffs (2)	(423)	(651)	(1,392)	(2,465)
Changes in valuation inputs or assumptions (3)	(37)	(1,641)	(3,031)	(1,260)
Fair value, end of period:	$12,428	$18,065	$12,428	$18,065
Weighted-average life (years)	5.1	4.9	5.1	4.9

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Carrying value, beginning of period	$121,292	$143,127	$143,133	$132,813
New servicing assets created	12,434	9,918	25,820	26,710
Servicing assets acquired	15,317	—	15,317	—
Impairment (charge) / recovery	2,543	(12,472)	(21,093)	(7,492)
Amortization and other	(7,194)	(5,106)	(18,785)	(16,564)
Carrying value, end of period	$144,392	$135,467	$144,392	$135,467
Fair value, end of period	$144,623	$135,499	$144,623	$135,499
Weighted-average life (years)	6.1	6.0	6.1	6.0
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2016 and December 31, 2015, to changes in these assumptions follows:

	September 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.40%	$(517)	$(998)	14.70%	$(864)	$(1,653)
Spread over forward interest rate swap rates	553 bps	(379)	(736)	539 bps	(559)	(1,083)
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2016 and December 31, 2015, to changes in these assumptions follows:

	September 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	10.10%	$(4,935)	$(9,531)	11.10%	$(5,543)	$(10,648)
Spread over forward interest rate swap rates	1,205 bps	(4,083)	(7,924)	875 bps	(4,662)	(9,017)
Total servicing, late and other ancillary fees included in mortgage banking income amounted to $13 million and $12 million for the three-month periods ended September 30, 2016 and 2015, respectively. For the nine-month periods ended September 30, 2016 and 2015, total net servicing fees included in mortgage banking income were $36 million and $35 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $18.6 billion and $16.2 billion at September 30, 2016 and December 31, 2015, respectively.
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
Changes in the carrying value of automobile loan servicing rights for the three-month and nine-month periods ended September 30, 2016 and 2015, and the fair value at the end of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Carrying value, beginning of period	$5,458	$14,330	$8,771	$6,898
New servicing assets created	—	—	—	11,180
Amortization and other	(1,087)	(2,990)	(4,400)	(6,738)
Carrying value, end of period	$4,371	$11,340	$4,371	$11,340
Fair value, end of period	$4,366	$11,341	$4,366	$11,341
Weighted-average life (years)	3.2	3.3	3.2	3.3
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at September 30, 2016 and December 31, 2015 follows:

	September 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	18.86%	$(201)	$(453)	18.36%	$(500)	$(895)
Spread over forward interest rate swap rates	500 bps	(4)	(8)	500 bps	(10)	(19)

Servicing income amounted to $2 million and $4 million for the three-month periods ending September 30, 2016, and 2015, respectively. For the nine-month periods ended September 30, 2016 and 2015, total servicing income was $6 million and $11 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.4 billion and $0.9 billion at September 30, 2016 and December 31, 2015, respectively.
Small Business Administration (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
SBA loans sold with servicing retained	$62,803	$49,216	$167,321	$145,150
Pretax gains resulting from above loan sales (1)	4,679	3,712	12,862	11,981

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the three-month and nine-month periods ended September 30, 2016 and 2015, and the fair value at the end of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Carrying value, beginning of period	$19,612	$18,272	$19,747	$18,536
New servicing assets created	1,879	1,684	5,259	4,980
Amortization and other	(1,745)	(1,594)	(5,260)	(5,154)
Carrying value, end of period	$19,746	$18,362	$19,746	$18,362
Fair value, end of period	$24,065	$20,906	$24,065	$20,906
Weighted-average life (years)	3.3	3.3	3.3	3.3
A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at September 30, 2016 and December 31, 2015 follows:

	September 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.40%	$(325)	$(645)	7.60%	$(313)	$(622)
Discount rate	15.00	(645)	(1,262)	15.00	(610)	(1,194)
Servicing income amounted to $2 million and $2 million for the three-month periods ending September 30, 2016, and 2015, respectively. For the nine-month periods ended September 30, 2016 and 2015, total servicing income was $7 million and $6 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.1 billion and $1.0 billion at September 30, 2016 and December 31, 2015, respectively.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
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
A rollforward of goodwill by business segment for the first nine-month period of 2016 is presented in the table below:

(dollar amounts in thousands)	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/ Other	Huntington Consolidated
Balance, December 31, 2015	$368,097	$215,422	$—	$88,512	$—	$4,838	$676,869
Goodwill acquired during the period	1,036,240	242,096	—	53,981	—	—	1,332,317
Adjustments	—	—	—	—	—	(4,838)	(4,838)
Balance, September 30, 2016	$1,404,337	$457,518	$—	$142,493	$—	$—	$2,004,348
On August 16, 2016, Huntington completed its acquisition of FirstMerit in a stock and cash transaction valued at approximately $3.7 billion. In connection with the acquisition, the Company recorded $1.3 billion of goodwill, $310 million core deposit intangible asset and $95 million of other intangible assets. For additional information on the acquisition, see Acquisition of FirstMerit Corporation footnote.
During the 2016 third quarter, Huntington reclassified $5 million of goodwill in the Treasury/Other segment related to a held for sale disposal group at September 30, 2016.
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.
At September 30, 2016 and December 31, 2015, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Value
September 30, 2016
Core deposit intangible	$336,508		$(18,340)	$318,168
Customer relationship	194,956	(1)	(84,412)	110,544
Other	794		(732)	62
Total other intangible assets	$532,258		$(103,484)	$428,774
December 31, 2015
Core deposit intangible	$26,758		$(11,306)	$15,452
Customer relationship	114,553		(75,115)	39,438
Other	794		(706)	88
Total other intangible assets	$142,105		$(87,127)	$54,978

(1)
During the 2016 third quarter, certain commercial merchant relationships, which resulted in an intangible of $14 million, were contributed to a joint venture in which Huntington holds a minority interest.

The estimated amortization expense of other intangible assets for the remainder of 2016 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2016	$14,416
2017	56,341
2018	53,161
2019	50,446
2020	42,291
2021	39,783
9. LONG-TERM DEBT
Subordinated debt with a fair value of $520 million was acquired by Huntington as part of the FirstMerit acquisition. See Acquisition of FirstMerit Corporation footnote for additional information on the method used to determine fair value.
In August 2016, Huntington issued $1.0 billion of senior notes at 99.849% of face value. The senior notes mature on January 14, 2022 and have a fixed coupon rate of 2.3%. At September 30, 2016, debt issuance costs of $6 million related to the note are reported on the balance sheet as a direct deduction from the face amount of the note.
In March 2016, Huntington issued $1.0 billion of senior notes at 99.803% of face value. The senior notes mature on March 14, 2021 and have a fixed coupon rate of 3.15%. At September 30, 2016, debt issuance costs of $5 million related to the note are reported on the balance sheet as a direct deduction from the face amount of the note.
10. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30, 2016
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$2,002	$(708)	$1,294
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(54,109)	18,604	(35,505)
Less: Reclassification adjustment for net losses (gains) included in net income	726	(257)	469
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(51,381)	17,639	(33,742)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	—	—	—
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(8,171)	2,860	(5,311)
Less: Reclassification adjustment for net (gains) losses included in net income	123	(44)	79
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(8,048)	2,816	(5,232)
Net change in pension and other post-retirement obligations	1,293	(452)	841
Total other comprehensive income (loss)	$(58,136)	$20,003	$(38,133)

	Three Months Ended September 30, 2015
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$131	$(46)	$85
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	65,398	(23,136)	42,262
Less: Reclassification adjustment for net losses (gains) included in net income	(3,732)	1,306	(2,426)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	61,797	(21,876)	39,921
Net change in unrealized holding gains (losses) on available-for-sale equity securities	(177)	62	(115)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	12,770	(4,469)	8,301
Less: Reclassification adjustment for net (gains) losses included in net income	(73)	26	(47)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	12,697	(4,443)	8,254
Net change in pension and other post-retirement obligations	(3,305)	1,157	(2,148)
Total other comprehensive income (loss)	$71,012	$(25,100)	$45,912

	Nine months ended September 30, 2016
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(600)	$212	$(388)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	76,637	(28,315)	48,322
Less: Reclassification adjustment for net losses (gains) included in net income	(2,032)	718	(1,314)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	74,005	(27,385)	46,620
Net change in unrealized holding gains (losses) on available-for-sale equity securities	170	(60)	110
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	8,047	(2,816)	5,231
Less: Reclassification adjustment for net (gains) losses included in net income	(769)	269	(500)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	7,278	(2,547)	4,731
Net change in pension and other post-retirement obligations	3,879	(1,357)	2,522
Total other comprehensive income (loss)	$85,332	$(31,349)	$53,983

	Nine months ended September 30, 2015
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$18,866	$(6,671)	$12,195
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	73,782	(26,240)	47,542
Less: Reclassification adjustment for net losses (gains) included in net income	(3,973)	1,391	(2,582)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	88,675	(31,520)	57,155
Net change in unrealized holding gains (losses) on available-for-sale equity securities	(152)	53	(99)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	40,088	(14,031)	26,057
Less: Reclassification adjustment for net (gains) losses included in net income	(334)	117	(217)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	39,754	(13,914)	25,840
Net change in pension and other post-retirement obligations	(527)	184	(343)
Total other comprehensive income (loss)	$127,750	$(45,197)	$82,553

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2016 and 2015:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)
Other comprehensive income before reclassifications	59,737	(99)	26,057	—	85,695
Amounts reclassified from accumulated OCI to earnings	(2,582)	—	(217)	(343)	(3,142)
Period change	57,155	(99)	25,840	(343)	82,553
September 30, 2015	$72,292	$385	$13,607	$(226,023)	$(139,739)
December 31, 2015	$8,361	$176	$(3,948)	$(230,747)	$(226,158)
Other comprehensive income before reclassifications	47,934	110	5,231	—	53,275
Amounts reclassified from accumulated OCI to earnings	(1,314)	—	(500)	2,522	708
Period change	46,620	110	4,731	2,522	53,983
September 30, 2016	$54,981	$286	$783	$(228,225)	$(172,175)

(1)
Amounts at September 30, 2016 and December 31, 2015 include $7 million and $9 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in thousands)	September 30, 2016	September 30, 2015
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(726)	$69	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	—	6,103	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(2,440)	Noninterest income - net gains (losses) on sale of securities
	(726)	3,732	Total before tax
	257	(1,306)	Tax (expense) benefit
	$(469)	$2,426	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$(123)	$73	Interest income - loans and leases
Interest rate contracts	—	—	Noninterest income - other income
	(123)	73	Total before tax
	44	(26)	Tax (expense) benefit
	$(79)	$47	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,785)	$2,813	Noninterest expense - personnel costs
Prior service credit	492	492	Noninterest expense - personnel costs
	(1,293)	3,305	Total before tax
	452	(1,157)	Tax (expense) benefit
	$(841)	$2,148	Net of tax

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Nine months ended
(dollar amounts in thousands)	September 30, 2016	September 30, 2015
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$478	$269	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	1,630	6,144	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(76)	(2,440)	Noninterest income - net gains (losses) on sale of securities
Total before tax	2,032	3,973
Tax (expense) benefit	(718)	(1,391)
Net of tax	$1,314	$2,582
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$770	$323	Interest income - loans and leases
Interest rate contracts	(1)	11	Noninterest income - other income
Total before tax	769	334
Tax (expense) benefit	(269)	(117)
Net of tax	$500	$217
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(5,355)	$(949)	Noninterest expense - personnel costs
Prior service credit	1,476	1,476	Noninterest expense - personnel costs
Total before tax	(3,879)	527
Tax (expense) benefit	1,357	(184)
Net of tax	$(2,522)	$343
11. SHAREHOLDERS’ EQUITY
Preferred C Stock issued and outstanding
In connection with the FirstMerit acquisition, during the 2016 third quarter, Huntington issued $100 million of preferred stock. As part of this transaction, Huntington issued 4,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 5.875% Series C Non-Cumulative Perpetual Preferred Stock (Preferred C Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred C Stock (including dividend, voting, redemption, and liquidation rights).
Dividends on the Preferred C Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by our board of directors or a duly authorized committee of our board and declared by us, at an annual rate of 5.875% per year on the liquidation preference of $1,000 per share, equivalent to $25 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on October 15, 2016, or the next business day if any such day is not a business day.
The Preferred C Stock is perpetual and has no maturity date. Huntington may redeem the Preferred C Stock at our option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2021 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series C Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Preferred C Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred C Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred C Stock or the depositary shares.

Any redemption of the Preferred C Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.
Preferred D Stock issued and outstanding
During the 2016 first and second quarter, Huntington issued $400 million and $200 million of preferred stock, respectively. As part of these transactions, Huntington issued 24,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 6.250% Series D Non-Cumulative Perpetual Preferred Stock (Preferred D Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred D Stock (including dividend, voting, redemption, and liquidation rights). Costs of $15 million related to the issuance of the Preferred D Stock are reported as a direct deduction from the face amount of the stock.
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
2016 Comprehensive Capital Analysis and Review (CCAR)
On June 29, 2016, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in April 2016 as part of the 2016 Comprehensive Capital Analysis and Review (CCAR). These actions included an increase in the quarterly dividend per common share to $0.08, starting in the fourth quarter of 2016. Huntington’s capital plan also included the issuance of capital in connection with the acquisition of FirstMerit Corporation and continues the previously announced suspension of the company’s 2015 share repurchase program.
2015 Share Repurchase Program
During the three-month period ended September 30, 2015, Huntington repurchased a total of 6.8 million shares of common stock at a weighted average share price of $10.66. During the nine-month period ended September 30, 2015 Huntington repurchased a total of 20.5 million shares of common stock at a weighted average share price of $10.76.

12. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2016 and 2015, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share amounts)	2016	2015	2016	2015
Basic earnings per common share:
Net income	$127,004	$152,588	$472,858	$514,648
Preferred stock dividends	(18,537)	(7,968)	(46,409)	(23,901)
Net income available to common shareholders	$108,467	$144,620	$426,449	$490,747
Average common shares issued and outstanding	938,578	800,883	844,167	805,851
Basic earnings per common share	$0.12	$0.18	$0.51	$0.61
Diluted earnings per common share:
Net income available to common shareholders	$108,467	$144,620	$426,449	$490,747
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$108,467	$144,620	$426,449	$490,747
Average common shares issued and outstanding	938,578	800,883	844,167	805,851
Dilutive potential common shares:
Stock options and restricted stock units and awards	10,714	11,285	10,295	11,554
Shares held in deferred compensation plans	2,654	1,997	2,337	1,872
Other	135	161	135	181
Dilutive potential common shares:	13,503	13,443	12,767	13,607
Total diluted average common shares issued and outstanding	952,081	814,326	856,934	819,458
Diluted earnings per common share	$0.11	$0.18	$0.50	$0.60
For the three-month periods ended September 30, 2016 and 2015, approximately 3.5 million and 1.7 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ended September 30, 2016 and 2015, approximately 3.3 million and 1.5 million were not included, respectively.
13. SHARE-BASED COMPENSATION
As a result of the FirstMerit Acquisition on August 16, 2016, Huntington assumed 916 thousand outstanding FirstMerit restricted stock awards (RSAs) and 807 thousand outstanding FirstMerit performance share awards (PSAs). Each FirstMerit RSA and PSA granted on or following January 25, 2016 was assumed and converted into a RSA or PSA award relating to shares of Huntington common stock, with the same terms and conditions as were applicable under such award prior to the acquisition.

The following table summarizes the status of Huntington’s restricted stock awards, restricted stock units, and performance share awards as of September 30, 2016, and activity for the nine-month period ended September 30, 2016:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Awards
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2016	7	$9.53	12,170	$9.11	2,893	$8.99
Granted	—	—	5,415	9.66	954	9.04
Assumed	916	9.68	—	—	807	9.68
Vested	(204)	9.67	(3,101)	7.89	(1,306)	8.05
Forfeited	(15)	9.68	(629)	9.44	(47)	9.88
Nonvested at September 30, 2016	704	$9.68	13,855	$9.59	3,301	$9.63
14. BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2016. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013. Although not required, Huntington made a $150 million contribution to the Plan in the third quarter of 2016.
In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For additional information on benefit plans, see the Benefit Plan footnote in our 2015 Form 10-K.
On January 1, 2015, Huntington terminated the Company sponsored retiree health care plan for Medicare eligible retirees and their dependents. Instead, Huntington partnered with a third party to assist the retirees and their dependents in selecting individual policies from a variety of carriers on a private exchange. This plan amendment resulted in a remeasurement of the liability at the approval date and a reduction of expense over the estimated life of plan participants.
As part of the FirstMerit acquisition, Huntington agreed to assume and honor all FirstMerit benefit plans. The FirstMerit Pension Plan was frozen for nonvested employees and closed to new entrants after December 31, 2006. Effective December 31, 2012, the FirstMerit Pension Plan was frozen for vested employees. At the time of acquisition, the benefit obligation was $330 million and the fair value of assets was $280 million. In addition, FirstMerit had a post retirement benefit plan which provided medical and life insurance for retired employees. At the time of acquisition, the benefit obligation was $7 million.
The following table shows the components of net periodic benefit expense for all plans:

	Pension Benefits			Post Retirement Benefits
	Three Months Ended September 30,			Three Months Ended September 30,
(dollar amounts in thousands)	2016		2015	2016		2015
Service cost (1)	$1,425		$457	$16		$—
Interest cost	7,978		7,984	79		142
Expected return on plan assets	(12,086)		(11,044)	—		—
Amortization of prior service cost	—		—	(492)		(492)
Amortization of (gain) loss	1,865		1,984	(72)		(116)
Settlements	3,400		2,825	—		(3,090)	(2)
Benefit expense	$2,582	(3)	$2,206	$(469)	(3)	$(3,556)

	Pension Benefits			Post Retirement Benefits
	Nine Months Ended September 30,			Nine Months Ended September 30,
(dollar amounts in thousands)	2016		2015	2016		2015
Service cost (1)	$3,475		$1,372	$16		$—
Interest cost	21,474		23,953	188		425
Expected return on plan assets	(32,533)		(33,131)	—		—
Amortization of prior service credit	—		—	(1,476)		(1,476)
Amortization of (gain) loss	5,594		5,950	(216)		(348)
Settlements	10,200		8,475	—		(3,090)	(2)
Benefit expense	$8,210	(3)	$6,619	$(1,488)	(3)	$(4,489)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2015 and 2016 service cost represents only administrative expenses.

(2)	During the 2015 third quarter, Huntington transferred the retiree life insurance obligation in a non-participating contract to an insurance carrier.

(3)	Includes expense associated with FirstMerit plans.
Fair value of plan assets consisted of the following investments at September 30, 2016 and December 31, 2015:

	Fair Value
(dollar amounts in thousands)	September 30, 2016 (1)		December 31, 2015
Cash equivalents:
Federated-money market	$161,327	15%	$15,590	3%
Fixed income:
Corporate obligations	226,857	22	205,081	34
U.S. government obligations	99,956	9	64,456	11
Mutual funds-fixed income	135,092	13	32,874	6
U.S. government agencies	10,844	1	6,979	1
Equities:
Mutual funds-equities	198,120	19	136,026	23
Preferred stock	5,195	1	—	—
Common stock	181,909	17	120,046	20
Exchange traded funds	18,729	2	6,530	1
Limited partnerships	11,297	1	6,635	1
Fair value of plan assets	$1,049,326	100%	$594,217	100%

(1)	Includes assets associated with the FirstMerit Pension Plan totaling $279 million.
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At September 30, 2016 and December 31, 2015, equities and money market funds are classified as Level 1; mutual funds-fixed income, corporate obligations, U.S. government obligations, and U.S. government agencies are classified as Level 2; and limited partnerships are classified as Level 3.
In general, investments of the Plan are exposed to various risks such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near-term and such changes could materially affect the amounts reported in the Plan assets.
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
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the defined contribution plan. For 2015, a discretionary profit-sharing contribution equal to 1% of eligible participants’ 2015 base pay was awarded during the 2016 first quarter.
The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
SERP & SRIP	$567	$578	$1,879	$1,735
Defined contribution plan	9,470	8,224	25,738	23,747
Benefit cost	$10,037	$8,802	$27,617	$25,482

15. FAIR VALUES OF ASSETS AND LIABILITIES
During the 2016 third quarter, management elected the fair value option for consumer loans with deteriorated credit quality acquired from FirstMerit in accordance with ASC 825. Management decided to elect the fair value option on these consumer loans to bring operational efficiencies not normally associated with purchased credit impaired loans. The consumer loans are classified as Level 3. The key assumptions used to determine the fair value of the consumer loans included projections of expected losses, prepayment of the underlying loans in the portfolio, and a market assumption of interest rate spreads.

See Note 17 “Fair Value of Assets and Liabilities” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2016 and 2015.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$517,591	$—	$—	$517,591
Loans held for investment	—	35,905	53,285	—	89,190
Trading account securities:
Municipal securities	—	2,854	—	—	2,854
Other securities	32,074	1,143	—	—	33,217
	32,074	3,997	—	—	36,071
Available-for-sale and other securities:
U.S. Treasury securities	6,509	—	—	—	6,509
Federal agencies: Mortgage-backed	—	10,880,880	—	—	10,880,880
Federal agencies: Other agencies	—	125,771	—	—	125,771
Municipal securities	—	405,888	2,905,273	—	3,311,161
Asset-backed securities	—	1,007,363	73,819	—	1,081,182
Corporate debt	—	552,491	—	—	552,491
Other securities	16,353	3,947	—	—	20,300
	22,862	12,976,340	2,979,092	—	15,978,294
MSRs	—	—	12,428	—	12,428
Derivative assets	—	585,316	15,483	(172,666)	428,133
Liabilities
Derivative liabilities	—	385,813	6,883	(278,458)	114,238
Short-term borrowings	822	—	—	—	822

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$337,577	$—	$—	$337,577
Loans held for investment	—	32,889	1,748	—	34,637
Trading account securities:
Municipal securities	—	4,159	—	—	4,159
Other securities	32,475	363	—	—	32,838
	32,475	4,522	—	—	36,997
Available-for-sale and other securities:
U.S. Treasury securities	5,472	—	—	—	5,472
Federal agencies: Mortgage-backed	—	4,521,688	—	—	4,521,688
Federal agencies: Other agencies	—	115,913	—	—	115,913
Municipal securities	—	360,845	2,095,551	—	2,456,396
Asset-backed securities	—	761,076	100,337	—	861,413
Corporate debt	—	466,477	—	—	466,477
Other securities	11,397	3,899	—	—	15,296
	16,869	6,229,898	2,195,888	—	8,442,655
MSRs	—	—	17,585	—	17,585
Derivative assets	—	429,448	6,721	(161,297)	274,872
Liabilities
Derivative liabilities	—	287,994	665	(144,309)	144,350
Short-term borrowings	—	1,770	—	—	1,770

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2016 and 2015, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$13,105	$12,751	$2,237,975	$71,379	$925
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(1,692)	—	—	—
Total gains/losses for the period:
Included in earnings	(677)	(2,459)	4,166	—	(249)
Included in OCI	—	—	(28,272)	2,875	—
Purchases/originations	—	—	953,639	10	56,469
Sales	—	—	—	—	—
Repayments	—	—	—	—	(3,860)
Issues	—	—	—	—	—
Settlements	—	—	(262,235)	(445)	—
Closing balance	$12,428	$8,600	$2,905,273	$73,819	$53,285
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(677)	$(2,459)	$—	$—	$—
(1) Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Opening balance	$20,681	$5,166	$1,716,845	$29,429	$102,071	$3,998
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(2,616)	3,023	—	20	(2,440)	(142)
Included in OCI	—	—	3,514	1,309	1,997	—
Purchases/originations	—	—	426,501	—	—	—
Sales	—	—	—	(30,077)	—	—
Repayments	—	—	—	—	—	(1,293)
Issues	—	—	—	—	—	—
Settlements	—	(405)	(196,304)	(681)	(456)	—
Closing balance	$18,065	$7,784	$1,950,556	$—	$101,172	$2,563
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,616)	$3,023	$3,514	$—	$1,997	$(142)

	Level 3 Fair Value Measurements Nine months ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$17,585	$6,056	$2,095,551	$100,337	$1,748
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(5,115)	—	—	—
Total gains/losses for the period:
Included in earnings	(5,157)	7,659	4,166	2	(249)
Included in OCI	—	—	(8,946)	3,549	—
Purchases/originations	—	—	1,237,546	10	56,469
Sales	—	—	(36,657)	(27,794)	—
Repayments	—	—	—	—	(4,683)
Issues	—	—	—	—	—
Settlements	—	—	(386,387)	(2,285)	—
Closing balance	$12,428	$8,600	$2,905,273	$73,819	$53,285
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(5,157)	$7,759	$—	$2	$—
(1) Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Nine months ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Opening balance	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(4,721)	6,244	—	47	(2,435)	(497)
Included in OCI	—	—	2,199	1,832	23,860	—
Purchases/originations	—	—	768,529	—	—	—
Sales	—	—	—	(30,077)	—	—
Repayments	—	—	—	—	—	(7,530)
Issues	—	—	—	—	—	—
Settlements	—	(1,820)	(237,765)	(2,266)	(2,991)	—
Closing balance	$18,065	$7,784	$1,950,556	$—	$101,172	$2,563
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(4,721)	$6,244	$2,199	$—	$23,860	$(497)

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Level 3 Fair Value Measurements Three Months Ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(677)	$(2,459)	$—	$—	$—
Securities gains (losses)	—	—	—	—	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	4,166	—	(249)
Total	$(677)	$(2,459)	$4,166	$—	$(249)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(2,616)	$3,023	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(2,440)	—
Interest and fee income	—	—	—	20	—	(142)
Noninterest income	—	—	—	—	—	—
Total	$(2,616)	$3,023	$—	$20	$(2,440)	$(142)

	Level 3 Fair Value Measurements Nine months ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(5,157)	$7,659	$—	$—	$—
Securities gains (losses)	—	—	—	—	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	4,166	2	(249)
Total	$(5,157)	$7,659	$4,166	$2	$(249)

	Level 3 Fair Value Measurements Nine months ended September 30, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(4,721)	$6,244	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(2,440)	—
Interest and fee income	—	—	—	47	5	(497)
Noninterest income	—	—	—	—	—	—
Total	$(4,721)	$6,244	$—	$47	$(2,435)	$(497)

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2016
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$517,591	$494,092	$23,499	$—	$—	$—
Loans held for investment	89,190	100,283	(11,093)	11,837	15,636	(3,799)

	December 31, 2015
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$337,577	$326,802	$10,775	$1,268	$1,294	$(26)
Loans held for investment	34,637	35,385	(748)	428	497	(69)
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Assets
Loans held for sale	$(4,439)	$6,801	$9,080	$1,244
Loans held for investment	—	(142)	—	(568)

	Gains (losses) included in fair value changes associated with instrument specific credit risk		Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Assets
Loans held for investment	$68	$37	$255	$108
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

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three Months Ended September 30, 2016	Total Gains/(Losses) Nine months ended September 30, 2016
MSRs	$143,289	$—	$—	$143,289	$2,543	$(21,093)
Impaired loans	56,976	—	—	56,976	(216)	5,606
Other real estate owned	71,336	—	—	71,336	(768)	(1,988)

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
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of September 30, 2016.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2016 and December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2016
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$12,428	Discounted cash flow	Constant prepayment rate	7.0% - 26.5% (12.4%)
			Spread over forward interest rate swap rates	3.0% - 9.2% (5.5%)
Derivative assets	15,483	Consensus Pricing	Net market price	-2.7% - 25.1% (3.0%)
Derivative liabilities	6,883		Estimated Pull through %	7.6% - 99.8% (77.7%)
Municipal securities	2,905,273	Discounted cash flow	Discount rate	0.0% - 10.6% (3.6%)
			Cumulative default	0.3% - 37.8% (4.8%)
			Loss given default	5.0% - 80.0% (24.1%)
Asset-backed securities	73,819	Discounted cash flow	Discount rate	4.9% - 11.9% (6.2%)
			Cumulative prepayment rate	0.0% - 73% (7.8%)
			Cumulative default	1.2% - 100% (11.1%)
			Loss given default	85% - 100% (96.7%)
			Cure given deferral	0.0% - 75.0% (31.4%)
Loans held for investment	53,285	Discounted cash flow	Discount rate	5.4% - 16.2% (5.6%)
Impaired loans	56,976	Appraisal value	NA	NA
Other real estate owned	71,336	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$17,585	Discounted cash flow	Constant prepayment rate	7.9% - 25.7% (14.7%)
			Spread over forward interest rate swap rates	3.3% - 9.2% (5.4%)
Derivative assets	6,721	Consensus Pricing	Net market price	-3.2% - 20.9% (1.9%)
Derivative liabilities	665		Estimated Pull through %	11.9% - 99.8% (76.7%)
Municipal securities	2,095,551	Discounted cash flow	Discount rate	0.3% - 7.2% (3.1%)
			Cumulative default	0.1% - 50.0% (2.1%)
			Loss given default	5.0% - 80.0% (20.5%)
Asset-backed securities	100,337	Discounted cash flow	Discount rate	4.6% - 10.9% (6.2%)
			Cumulative prepayment rate	0.0% - 100% (9.6%)
			Cumulative default	1.6% - 100% (11.1%)
			Loss given default	85% - 100% (96.6%)
			Cure given deferral	0.0% - 75.0% (36.8%)
Loans held for investment	1,748	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%
Impaired loans	62,029	Appraisal value	NA	NA
Other real estate owned	27,342	Appraisal value	NA	NA
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$1,713,052	$1,713,052	$898,994	$898,994
Trading account securities	36,071	36,071	36,997	36,997
Loans held for sale	3,414,497	3,419,078	474,621	484,511
Available-for-sale and other securities	16,470,374	16,470,374	8,775,441	8,775,441
Held-to-maturity securities	5,301,387	5,389,093	6,159,590	6,135,458
Net loans and direct financing leases	65,687,568	64,235,535	49,743,256	48,024,998
Derivatives	428,132	428,132	274,872	274,872
Financial Liabilities
Deposits	77,405,096	78,232,991	55,294,979	55,299,435
Short-term borrowings	2,148,118	2,148,118	615,279	615,279
Long-term debt	8,998,571	9,101,522	7,067,614	7,043,014
Derivatives	114,239	114,239	144,350	144,350
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at September 30, 2016 and December 31, 2015:

	Estimated Fair Value Measurements at Reporting Date Using			September 30, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$5,389,093	$—	$5,389,093
Net loans and direct financing leases	—	—	64,235,535	64,235,535
Financial Liabilities
Deposits	—	74,056,244	4,176,747	78,232,991
Short-term borrowings	822	—	2,147,296	2,148,118
Long-term debt	—	—	9,101,522	9,101,522

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$6,135,458	$—	$6,135,458
Net loans and direct financing leases	—	—	48,024,998	48,024,998
Financial Liabilities
Deposits	—	51,869,105	3,430,330	55,299,435
Short-term borrowings	—	1,770	613,509	615,279
Long-term debt	—	—	7,043,014	7,043,014
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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2016, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$4,025,000	$4,025,000
Subordinated notes	950,000	—	950,000
Long-term debt	7,025,000	—	7,025,000
Total notional value at September 30, 2016	$7,975,000	$4,025,000	$12,000,000

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2016:

				Weighted-Average Rate
(dollar amounts in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$4,025,000	0.7	$3,860	0.99%	0.71%
Liability conversion swaps
Receive fixed—generic	7,975,000	3.2	109,511	1.44	0.74
Total swap portfolio at September 30, 2016	$12,000,000	2.3	$113,371	1.29%	0.73%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $18 million and $28 million for the three-month periods ended September 30, 2016, and 2015, respectively. For the nine-month periods ended September 30, 2016, and 2015, the net amounts resulted in an increase to net interest income of $58 million and $79 million, respectively.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At September 30, 2016, the fair value of the swap liability of $7 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.
The following table presents the fair values at September 30, 2016 and December 31, 2015 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:
Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	September 30, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$121,600	$80,513
Interest rate contracts not designated as hedging instruments	371,184	190,846
Foreign exchange contracts not designated as hedging instruments	25,430	37,727
Commodities contracts not designated as hedging instruments	66,817	117,894
Total contracts	$585,031	$426,980
Liability derivatives included in accrued expenses and other liabilities:

(dollar amounts in thousands)	September 30, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$8,229	$15,215
Interest rate contracts not designated as hedging instruments	293,542	121,815
Foreign exchange contracts not designated as hedging instruments	23,672	35,283
Commodities contracts not designated as hedging instruments	62,590	114,887
Total contracts	$388,033	$287,200
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2016, and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$—	$(265)	$(82)	$(723)
Change in fair value of hedged deposits (1)	—	259	72	709
Change in fair value of interest rate swaps hedging subordinated notes (2)	(9,688)	5,328	(2,880)	1,196
Change in fair value of hedged subordinated notes (2)	10,400	(5,328)	3,591	(1,196)
Change in fair value of interest rate swaps hedging other long-term debt (2)	(45,870)	37,272	37,179	49,168
Change in fair value of hedged other long-term debt (2)	42,647	(36,283)	(38,187)	(48,546)

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three months ended September 30,			Three months ended September 30,
(dollar amounts in thousands)	2016	2015		2016	2015
Interest rate contracts
Loans	$(5,311)	$8,301	Interest and fee income - loans and leases	$123	$(73)
Investment Securities	—	—	Noninterest income - other income	—	—
Total	$(5,311)	$8,301		$123	$(73)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Nine months ended September 30,			Nine months ended September 30,
(dollar amounts in thousands)	2016	2015		2016	2015
Interest rate contracts
Loans	$5,231	$26,057	Interest and fee income - loans and leases	$(770)	$(323)
Investment Securities	—	—	Noninterest income - other income	1	(11)
Total	$5,231	$26,057		$(769)	$(334)
Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings of $1 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.
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
The following table presents the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$(371)	$888	$6	$858
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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

(dollar amounts in thousands)	September 30, 2016	December 31, 2015
Derivative assets:
Interest rate lock agreements	$15,483	$6,721
Forward trades and options	285	2,468
Total derivative assets	15,768	9,189
Derivative liabilities:
Interest rate lock agreements	(158)	(220)
Forward trades and options	(4,506)	(1,239)
Total derivative liabilities	(4,664)	(1,459)
Net derivative asset (liability)	$11,104	$7,730
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at September 30, 2016 and December 31, 2015, was $0.2 billion and $0.5 billion, respectively. The total notional amount at September 30, 2016, corresponds to trading assets with a fair value of $8 million and trading liabilities with a fair value of $1 million. Net trading gains and (losses) related to MSR hedging for the three-month periods ended September 30, 2016 and 2015, were $(1) million and $6 million, and $17 million and $2 million for the nine-month periods ended September 30, 2016 and 2015, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at September 30, 2016 and December 31, 2015, were $76 million and $76 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $19.6 billion and $14.6 billion at September 30, 2016 and December 31, 2015, respectively. Huntington’s exposure to credit risk from interest rate swaps used for trading purposes was $391 million and $224 million at the same dates, respectively.
Share Swap Economic Hedge
Huntington acquires and holds shares of Huntington common stock in a Rabbi Trust for the Executive Deferred Compensation Plan. Huntington common stock held in the Rabbi Trust is recorded at cost and the corresponding deferred compensation liability is recorded at fair value using Huntington's share price as a significant input.
During the second quarter of 2016, Huntington entered into an economic hedge with a $20 million notional amount to hedge deferred compensation expense related to the Executive Deferred Compensation Plan. The economic hedge is recorded at fair value within other assets or liabilities. Changes in the fair value are recorded directly through other noninterest expense in the Unaudited Condensed Consolidated Statements of Income. At September 30, 2016, the fair value of the share swap was $2 million.

Risk Participation Agreements

Huntington periodically enters into risk participation agreement in order to manage credit risk of its derivative positions. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. Huntington can mitigate exposure to certain counterparties or take on exposure to generate additional income. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $560 million and $344 million at September 30, 2016 and December 31, 2015, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The amount Huntington will have to pay if all counterparties defaulted on their swap contracts is the fair value of these risk participations, which was $12 million and $6 million at September 30, 2016 and December 31, 2015, respectively. These contracts mature between 2016 and 2043 and are deemed investment grade.
Financial assets and liabilities that are offset in the Unaudited Condensed Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 15. Huntington records these derivatives net of any master netting arrangement in the Unaudited Condensed Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.
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
At September 30, 2016 and December 31, 2015, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $28 million and $15 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At September 30, 2016, Huntington pledged $251 million of investment securities and cash collateral to counterparties, while other counterparties pledged $115 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015:
Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
September 30, 2016	Derivatives	$600,799	$(172,666)	$428,132	$(50,680)	$(4,749)	$372,703
December 31, 2015	Derivatives	436,169	(161,297)	274,872	(39,305)	(3,462)	232,105

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
September 30, 2016	Derivatives	$392,696	$(278,458)	$114,239	$(73,830)	$(12,465)	$27,945
December 31, 2015	Derivatives	288,659	(144,309)	144,350	(62,460)	(20)	81,870
17. VIEs
Consolidated VIEs
Consolidated VIEs at September 30, 2016, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of Huntington Technology Finance. During the 2016 first quarter, Huntington canceled the Series 2012A Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,562	$—	$1,562
Net loans and leases	86,510	—	86,510
Accrued income and other assets	—	219	219
Total assets	$88,072	$219	$88,291
Liabilities:
Other long-term debt	$70,857	$—	$70,857
Accrued interest and other liabilities	—	219	219
Total liabilities	70,857	219	71,076
Equity:
Beneficial Interest owned by third party	17,215	—	17,215
Total liabilities and equity	$88,072	$219	$88,291

	December 31, 2015
	Huntington Technology Funding Trust		Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2012A	Series 2014A
Assets:
Cash	$1,377	$1,561	$—	$2,938
Net loans and leases	32,180	152,331	—	184,511
Accrued income and other assets	—	—	229	229
Total assets	$33,557	$153,892	$229	$187,678
Liabilities:
Other long-term debt	$27,153	$123,577	$—	$150,730
Accrued interest and other liabilities	—	—	229	229
Total liabilities	27,153	123,577	229	150,959
Equity:
Beneficial Interest owned by third party	6,404	30,315	—	36,719
Total liabilities and equity	$33,557	$153,892	$229	$187,678
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2016, and December 31, 2015:

	September 30, 2016
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$4,298	$—	$4,298
Trust Preferred Securities	13,919	292,544	—
Low Income Housing Tax Credit Partnerships	568,182	298,679	568,182
Other Investments	80,480	33,493	80,480
Total	$666,879	$624,716	$652,960

	December 31, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$7,695	$—	$7,695
2012-1 Automobile Trust	94	—	94
2012-2 Automobile Trust	771	—	771
Trust Preferred Securities	13,919	317,106	—
Low Income Housing Tax Credit Partnerships	425,500	196,001	425,500
Other Investments	68,746	25,762	68,746
Total	$516,725	$538,869	$502,806
2015-1, 2012-1 and 2012-2 AUTOMOBILE TRUST
During the 2015 second quarter, 2012 fourth quarter and 2012 first quarter, we transferred automobile loans totaling $0.8 billion, $1.0 billion and $1.3 billion, respectively, to trusts in securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Unaudited Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

During the 2016 first quarter, Huntington canceled the 2012-1 Automobile Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust. During the 2016 third quarter, Huntington canceled the 2012-2 Automobile Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
TRUST PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at September 30, 2016 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.46%	(2)	$92,230	$6,186
Huntington Capital II	1.48	(3)	49,593	3,093
Sky Financial Capital Trust III	2.24	(4)	72,165	2,165
Sky Financial Capital Trust IV	2.05	(4)	74,320	2,320
Camco Financial Trust	3.32	(5)	4,236	155
Total			$292,544	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at September 30, 2016, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at September 30, 2016, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at September 30, 2016, based on three-month LIBOR +1.40%.

(5)	Variable effective rate (including impact of purchase accounting accretion) at September 30, 2016, based on three-month LIBOR +1.33%.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2016 and December 31, 2015:

(dollar amounts in thousands)	September 30, 2016	December 31, 2015
Affordable housing tax credit investments	$854,077	$674,157
Less: amortization	(285,895)	(248,657)
Net affordable housing tax credit investments	$568,182	$425,500
Unfunded commitments	$298,679	$196,001
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$21,200	$16,412	$57,634	$46,592
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	13,608	10,942	38,513	33,235
Equity method
Tax credit investment (gains) losses included in non-interest income	132	(86)	396	208
Huntington recognized immaterial impairment losses on tax credit investments during the three-month and nine-month periods ended September 30, 2016 and 2015. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
OTHER INVESTMENTS
Other investments determined to be VIE’s include investments in Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
18. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2016 and December 31, 2015, were as follows:

(dollar amounts in thousands)	September 30, 2016	December 31, 2015
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$14,421,804	$11,448,927
Consumer	11,955,680	8,574,093
Commercial real estate	1,707,958	813,271
Standby letters-of-credit	644,470	511,706
Commercial letters-of-credit	14,440	56,119
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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $8 million and $7 million at September 30, 2016 and December 31, 2015, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2016, Huntington had $644 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $644 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of September 30, 2016, approximately $142 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $502 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and $0 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At September 30, 2016 and December 31, 2015, Huntington had commitments to sell residential real estate loans of $1.0 billion and $659 million, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $50 million at September 30, 2016. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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
On September 28, 2015, the U.S. District Court for the Western District of Michigan entered a judgment against Huntington in the amount of $72 million plus costs and pre- and post-judgment interest. While Huntington has appealed the decision to the U.S. Sixth Circuit Court of Appeals and plans to continue to aggressively contest the claims of this complex case, Huntington increased its legal reserves by approximately $38 million in the 2015 third quarter to fully accrue for the amount of the judgment. Oral argument was held in Huntington’s appeal on September 29, 2016, and Huntington awaits a decision.

Powell v. Huntington National Bank. Huntington is a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. Huntington removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to Huntington. Following further briefing by the parties, the federal district court denied Huntington’s motion for judgment on the pleadings on September 26, 2014. On June 8, 2015, the Fourth Circuit Court of Appeals granted Huntington’s motion for an interlocutory appeal of the district court’s decision. The matter was briefed and oral argument held, but after the oral argument, the Fourth Circuit dismissed the appeal as improvidently granted and remanded the case back to the district court for further proceedings. The matter is moving forward in the trial court and Huntington has filed an early motion for summary judgment. The discovery stay has been lifted, and the parties have engaged in discovery. Trial is now set for January 24, 2017.

FirstMerit Merger Shareholder Litigation. Huntington is a defendant in five lawsuits filed in February and March of 2016 in state and federal courts in Ohio relating to the FirstMerit merger. The plaintiffs in each case are FirstMerit shareholders and have filed class action and derivative claims seeking to enjoin the merger. The plaintiffs also claim that the registration statement filed regarding the merger contained material omissions and/or misrepresentations and seek the filing of a revised registration statement, as well as money damages. Specifically as to Huntington, the plaintiffs claim Huntington aided and abetted in alleged breaches of fiduciary duties by the FirstMerit board of directors in approving the merger, and in one complaint, allege that Huntington had direct involvement in making omissions and/or misrepresentations in the registration statement. Huntington is preparing its defense to the complaints. The state court cases have been consolidated and stayed pending the outcome of the federal court cases, and plaintiffs' motion for expedited discovery was denied. The federal court cases have been consolidated and the defendants filed a joint motion to dismiss on numerous grounds. The court stayed discovery pending the outcome of the defendants' motion to dismiss. The plaintiffs filed a motion for preliminary injunction to delay the shareholder vote scheduled for June 13, 2016 on the basis that supplemental disclosures should be provided to the shareholders. A hearing took place on the preliminary injunction motion for Friday, June 10. The parties in the federal court cases have entered into a tentative settlement. The defendants made agreed supplemental disclosures in advance of the shareholder vote in exchange for which plaintiffs agreed to withdraw their preliminary injunction motion and agreed to a release of all claims in the federal and state actions. The parties have jointly moved for approval of the settlement by the federal court. The plaintiffs in the state court cases did not join in the settlement, and one of them filed a motion to be appointed the lead plaintiff in the state cases, which the federal court has denied. Should the settlement be approved, however, the claims in the state court cases will be released.

FirstMerit Overdraft Litigation. Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against FirstMerit. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at FirstMerit and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief, and attorney fees. In December

2012, the trial court issued an order certifying a proposed class and FirstMerit appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court's class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. The Ohio Supreme Court declined to accept jurisdiction. In August 2014, FirstMerit filed a motion asking the trial court to stay the lawsuit pending arbitration of claims subject to an arbitration agreement. On August 25, 2014, the parties stipulated to a revised class definition (without affecting the pending motion to stay). An order approving the stipulated revised class was entered on June 3, 2016. The trial court denied FirstMerit’s motion to compel arbitration in August 2016 and FirstMerit filed a notice of appeal of that decision.
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
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures result in changes in reported segment financial data. Accordingly, certain amounts have been reclassified to conform to the current period presentation.
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

Automobile Finance and Commercial Real Estate - This segment provides lending and other banking products and services to customers outside of our traditional retail and commercial banking segments. Our products and services include providing financing for the purchase of automobiles, light-duty trucks, recreational vehicles and marine craft at franchised dealerships, financing the acquisition of new and used vehicle inventory of franchised automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners.
Regional Banking and The Huntington Private Client Group - Regional Banking and The Huntington Private Client Group is closely aligned with our eleven regional banking markets. The Huntington Private Client Group is organized into units consisting of The Huntington Private Bank, The Huntington Trust, and wealth investment advisors. Our private banking, trust, and investment functions focus their efforts in our Midwest footprint and Florida.
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
Listed below is certain operating basis financial information reconciled to Huntington’s September 30, 2016, December 31, 2015, and September 30, 2015, reported results by business segment:

	Three Months Ended September 30,
Income Statements	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/Other	Huntington Consolidated
(dollar amounts in thousands)
2016
Net interest income	$334,752	$137,216	$126,468	$46,838	$15,508	$(35,392)	$625,390
Provision for credit losses	10,142	23,816	25,616	1,657	2,573	1	63,805
Noninterest income	146,973	68,733	7,946	31,612	30,187	16,964	302,415
Noninterest expense	317,092	98,007	44,772	48,654	31,311	172,411	712,247
Income taxes	54,072	29,444	22,409	9,849	4,134	(95,159)	24,749
Net income	$100,419	$54,682	$41,617	$18,290	$7,677	$(95,681)	$127,004
2015
Net interest income	$260,059	$100,939	$95,858	$36,200	$13,045	$(10,646)	$495,455
Provision (reduction in allowance) for credit losses	(3,829)	9,322	12,599	3,547	838	(1)	22,476
Noninterest income	124,138	65,906	5,774	26,411	11,639	19,251	253,119
Noninterest expense	282,180	75,589	38,770	41,092	39,871	49,006	526,508
Income taxes	37,046	28,677	17,592	6,290	(5,609)	(36,994)	47,002
Net income	$68,800	$53,257	$32,671	$11,682	$(10,416)	$(3,406)	$152,588

	Nine Months Ended September 30,
Income Statements	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/Other	Huntington Consolidated
(dollar amounts in thousands)
2016
Net interest income	$871,727	$339,839	$317,624	$125,076	$42,941	$(62,870)	$1,634,337
Provision (reduction in allowance) for credit losses	43,887	53,378	18,727	157	(252)	(1)	115,896
Noninterest income	396,020	192,232	25,787	84,423	64,158	52,774	815,394
Noninterest expense	882,732	280,564	127,305	136,406	83,375	216,606	1,726,988
Income taxes	119,395	69,345	69,083	25,527	8,392	(157,753)	133,989
Net income	$221,733	$128,784	$128,296	$47,409	$15,584	$(68,948)	$472,858
2015
Net interest income	$764,370	$277,731	$286,062	$102,377	$36,936	$(13,650)	$1,453,826
Provision (reduction in allowance) for credit losses	22,840	12,989	14,692	7,834	5,132	(1)	63,486
Noninterest income	352,585	191,391	22,021	84,818	62,273	53,427	766,515
Noninterest expense	813,631	208,702	112,803	149,806	115,072	77,128	1,477,142
Income taxes	98,169	86,601	63,206	10,344	(7,348)	(85,907)	165,065
Net income	$182,315	$160,830	$117,382	$19,211	$(13,647)	$48,557	$514,648

	Assets at		Deposits at
(dollar amounts in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Retail & Business Banking	$21,953,770	$15,746,086	$45,082,371	$30,875,607
Commercial Banking	25,407,115	17,022,387	16,434,367	11,424,778
AFCRE	24,961,203	17,856,368	1,772,332	1,651,702
RBHPCG	5,522,867	4,291,403	8,705,359	7,690,581
Home Lending	3,520,201	3,080,690	500,198	361,881
Treasury / Other	19,400,256	13,021,367	4,910,469	3,290,430
Total	$100,765,412	$71,018,301	$77,405,096	$55,294,979
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation, and West Subsidiary Corporation.	Current Report on Form 8-K dated January 28, 2016.	001-34073	2.1

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Articles Supplementary of Huntington Bancshares Incorporated, as of March 18, 2016.	Current Report on Form 8-K dated March 21, 2016.	001-34073	3.1

3.11	Articles Supplementary of Huntington Bancshares Incorporated, as of May 3, 2016.	Current Report on Form 8-K dated May 5, 2016.	001-34073	3.2

3.12	Articles Supplementary of Huntington Bancshares Incorporated, effective as of August 15, 2016.	Registration Statement on Form 8-A dated August 15, 2016	001-34073	3.12

3.13	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014	001-34073	3.1

4.1
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	* FirstMerit Corporation 2008 Supplemental Executive Retirement Plan

10.2	* Amendment to the FirstMerit Corporation 2008 Supplemental Executive Retirement Plan

10.3	* FirstMerit Corporation 2011 Equity Incentive Plan

10.4	* FirstMerit Corporation 2011 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement

10.5	* Retention Award for Sandy Pierce - Restricted Stock Unit (RSU) - Key Terms and Conditions - 2015 Long Term Incentive Plan

31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	***Section 1350 Certification – Chief Executive Officer.

32.2	***Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2016, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date:	November 8, 2016	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	November 8, 2016	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer