Form 10-K
period 2016-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2017-02-22
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-34073
_______________________________________________
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 S. High Street, Columbus, Ohio	43287
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 480-8300
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
8.50% Series A non-voting, perpetual convertible preferred stock	NASDAQ
5.875% Series C Non-Cumulative, perpetual preferred stock	NASDAQ
6.250% Series D Non-Cumulative, perpetual preferred stock	NASDAQ
Common Stock—Par Value $0.01 per Share	NASDAQ
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, determined by using a per share closing price of $8.94, as quoted by NASDAQ on that date, was $6,959,125,311. As of January 31, 2017, there were 1,085,887,404 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2017 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABS	Asset-Backed Securities
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ANPR	Advance Notice of Proposed Rulemaking
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Companies
BHC Act	Bank Holding Company Act of 1956
C&I	Commercial and Industrial
Camco Financial	Camco Financial Corp.
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized Debt Obligations
CDs	Certificate of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CREVF	Commercial Real Estate and Vehicle Finance
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FIRSTMERIT	FirstMerit Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
HAA	Huntington Asset Advisors, Inc.
HASI	Huntington Asset Services, Inc.
HQLA	High-Quality Liquid Assets
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LGD	Loss-Given-Default
LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value
NAICS	North American Industry Classification System
Macquarie	Macquarie Equipment Finance, Inc. (U.S. Operations)
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans
Includes nonaccrual loans and leases (Table 13), accruing loans and leases past due 90 days or more (Table 14), troubled debt restructured loans (Table 15), and criticized commercial loans (credit quality indicators section of Footnote 4).

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

Huntington Bancshares Incorporated
PART I
When we refer to "Huntington", "we", "our", "us", and "the Company" in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the "Bank" in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 15,993 average full-time equivalent employees. Through the Bank, we have 150 years of serving the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2016, the Bank had 24 private client group offices and 1,091 branches as follows:

• 523 branches in Ohio	• 39 branches in Illinois
• 353 branches in Michigan	• 37 branches in Wisconsin
• 53 branches in Pennsylvania	• 30 branches in West Virginia
• 46 branches in Indiana	• 10 branches in Kentucky
Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
1.Use a consultative sales approach to provide solutions that are specific to each customer.
2.Leverage each business segment in terms of its products and expertise to benefit customers.
3.Develop prospects who may want to have multiple products and services as part of their relationship with us.

Following is a description of our five business segments and a Treasury / Other function:

•
Consumer and Business Banking: The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, investments, consumer loans, credit cards and small business loans. Other financial services available to consumer and small business customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Huntington serves customers through our network of branches in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking and ATMs.

We have a "Fair Play" banking philosophy; providing differentiated products and services, built on a strong foundation of customer advocacy. Our brand resonates with consumers and businesses; earning us new customers and deeper relationships with current customers.

Business Banking is a dynamic part of our business and we are committed to being the bank of choice for businesses in our markets. Business Banking is defined as serving companies with revenues up to $20 million and consists of approximately 254,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business and look for ways to help companies find solutions to their financing needs.

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
Specialty Banking offers tailored products and services to select industries that have a foothold in the Midwest. Each team is comprised of industry experts with a dynamic understanding of the market and industry. Many of these industries are experiencing tremendous change, which creates opportunities for Huntington to leverage our expertise and help clients navigate, adapt, and succeed.
Asset Finance is a combination of our Equipment Finance, Public Capital, Asset Based Lending, Technology and Healthcare Equipment Leasing, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.
Capital Markets has two distinct product offerings: corporate risk management services and institutional sales, trading, and underwriting. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange, and interest rate hedging services. The Institutional Sales, Trading & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions.
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
Insurance brokerage business specializes in commercial property and casualty, employee benefits, personal lines, life, disability and specialty lines of insurance. The group also provides brokerage and agency services for residential and commercial title insurance and excess and surplus product lines of insurance. As an agent and broker, this business does not assume underwriting risks but alternatively provides our customers with access to quality, noninvestment insurance contracts.

•
Commercial Real Estate and Vehicle Finance: This segment provides lending and other banking products and services to customers outside of our traditional retail and commercial banking segments. Our products and services include providing financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs, and financing for the purchase of automobiles, light-duty trucks, recreational vehicles and marine craft at franchised dealerships, financing the acquisition of new and used vehicle inventory of franchised automotive dealerships. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.

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

The Vehicle Finance team services automobile dealerships, its owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships has allowed us to expand into select markets outside of the Midwest and to actively deepen relationships while building a strong reputation. RV and marine loans are originated on an indirect basis through a series of dealerships.

•
Regional Banking and The Huntington Private Client Group: Regional Banking and The Huntington Private Client Group is closely aligned with our regional banking markets. A fundamental point of differentiation is our commitment to be actively engaged within our local markets - building connections with community and business leaders and offering a uniquely personal experience delivered by colleagues working within those markets.

The core business of The Huntington Private Client Group is The Huntington Private Bank, which consists of Private Banking, Wealth & Investment Management, and Retirement plan services. The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options), and banking services. The Huntington Private Bank also delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, and trust services. This group also provides retirement plan services to corporate businesses. The Huntington Private Client Group also provides corporate trust services and institutional and mutual fund custody services.

•
Home Lending: Home Lending originates and services consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Consumer and Business Banking and Regional Banking and The Huntington Private Client Group segments, as well as through commissioned loan originators.  Home Lending earns interest on portfolio loans and loans held-for-sale, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Home Lending supports the origination and servicing of mortgage loans across all segments.

The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
The financial results for each of these business segments are included in Note 24 of Notes to Consolidated Financial Statements and are discussed in the Business Segment Discussion of our MD&A.
Business Combination
On August 16, 2016, Huntington completed its acquisition of FirstMerit Corporation in a stock and cash transaction valued at approximately $3.7 billion. FirstMerit Corporation was a diversified financial services company headquartered in Akron, Ohio, with operations in Ohio, Michigan, Wisconsin, Illinois and Pennsylvania. Post acquisition, Huntington now operates across an eight-state Midwestern footprint. The acquisition resulted in a combined company with a larger market presence and more diversified loan portfolio, as well as a larger core deposit funding base and economies of scale associated with a larger financial institution. For further discussion, see Note 3 of the Notes to Consolidated Financial Statements.
Competition
We compete with other banks and financial services companies such as savings and loans, credit unions, and finance and trust companies, as well as mortgage banking companies, automobile and equipment financing companies (including captive automobile finance companies), insurance companies, mutual funds, investment advisors, and brokerage firms, both within and outside of our primary market areas. FinTech startups are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.
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
The table below shows our combined Huntington and FirstMerit competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2016, in the top 10 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$20,453	32%
Cleveland, OH	5	8,976	14
Detroit, MI	7	6,542	5
Akron, OH	1	5,611	39
Indianapolis, IN	4	3,272	7
Cincinnati, OH	4	2,727	3
Pittsburgh, PA	9	2,689	2
Chicago, IL	16	2,581	1
Toledo, OH	1	2,474	25
Grand Rapids, MI	2	2,466	12
Source: FDIC.gov, based on June 30, 2016 survey.
Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, advances in technology and product delivery systems, consolidation among financial service providers, and bank failures.
Financial Technology, or FinTech, startups are emerging in key areas of banking.  In response, we are monitoring activity in marketplace lending along with businesses engaged in money transfer, investment advice, and money management tools. Our strategy involves assessing the marketplace, determining our near term plan, while developing a longer term approach to effectively service our existing customers and attract new customers. This includes evaluating which products we develop in-house, as well as evaluating partnership options, where applicable.
Regulatory Matters
General
We are subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the banking and financial system, and financial markets as a whole. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.
The banking industry is highly regulated. During the past several years, there has been a significant increase in regulation and regulatory oversight of U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banking organizations. Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Some of the regulations related to these reforms are still in the implementation stage and, as a result, there is significant uncertainty concerning their ultimate impact on us.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to us.
Supervision, Regulation and Examination
Huntington is registered as a BHC with the Federal Reserve under the BHC Act and qualifies for and has elected to become a FHC under the Gramm-Leach-Bliley Act of 1999. As a FHC, Huntington is subject to primary supervision, regulation and examination by the Federal Reserve, and is permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than permitted for a BHC, including underwriting, dealing and making markets in securities, and making merchant banking investments in non-financial companies. Huntington and the Bank must each remain “well-capitalized” and “well-managed” in order for Huntington to maintain its status as a FHC. In addition, the Bank must receive a CRA rating of at least “Satisfactory” at its most recent examination for Huntington to engage in the full range of activities permissible for FHCs.

The Bank is a national banking association chartered under the laws of the United States and is subject to comprehensive primary supervision, regulation and examination by the OCC. As a national bank, the activities of the Bank are limited to those specifically authorized under the National Bank Act and related regulations and interpretations by the OCC. As a member of the DIF, the Bank is also subject to regulation and examination by the FDIC. In addition, the Bank is subject to supervision, regulation and examination by the CFPB, which is the primary administrator of most federal consumer financial statutes and the primary consumer financial regulator of banking organizations with $10 billion or more in assets.
Under the system of “functional regulation” established under the BHC Act, the Federal Reserve serves as the primary regulator of our consolidated organization. The primary regulators of our non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Federal Reserve exercising a supervisory role. Such “functionally regulated” non-bank subsidiaries include, for example, broker-dealers registered with the SEC and investment advisers registered with the SEC with respect to their investment advisory activities.
Regulatory Capital Requirements
Huntington and the Bank are subject to certain risk-based capital and leverage ratio requirements. The Federal Reserve establishes capital and leverage requirements for Huntington and evaluates its compliance with such requirements. The OCC establishes similar capital and leverage requirements for the Bank. In 2013, the Federal Reserve and OCC issued final rules (and the FDIC issued interim final rules that were adopted as final rules in April 2014) to implement the Basel III capital accord, as well as certain requirements of the Dodd-Frank Act. The final capital rules made a number of significant changes to the regulatory capital ratios applicable to Huntington and the Bank, as well as all other banks and BHCs of their size. In addition, the capital rules modified the types of capital instruments that may be included in regulatory capital and how certain assets are risk-weighted for purposes of these calculations.
Under the final capital rules, Huntington and the Bank must maintain a minimum CET1 risk-based ratio, a minimum Tier I risk-based capital ratio, a minimum total risk-based capital ratio, and a minimum leverage ratio. The final capital rules also limit capital distributions and certain discretionary bonuses if a banking organization does not maintain certain capital ratios. The preamble to the final capital rules states that these quantitative calculations are minimums and that the agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to be operate in a safe and sound manner.
In addition, the final capital rules generally provide that trust preferred securities and certain preferred securities no longer count as Tier I capital. Banking organizations with more than $15 billion in total consolidated assets were required to phase-out of additional Tier 1 capital any non-qualifying capital instruments (such as trust preferred securities and cumulative preferred shares) issued before September 12, 2010. We have phased out the additional tier 1 capital treatment of our trust preferred securities but are including these instruments in tier 2 capital as allowed by Basel III.
The final capital rules take effect in phases. Huntington and the Bank were required to be in compliance with certain calculation requirements and begin transitioning to other requirements by January 1, 2015, with full compliance with the modified calculations on January 1, 2019. The rules concerning capital conservation and countercyclical capital buffers became effective on January 1, 2016.
The following are the minimum Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2016, until January 1, 2019:

	Minimum Basel III Regulatory Capital Levels
	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Common equity tier 1 risk-based capital ratio	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.625%	9.25%	9.875%	10.5%
Failure to meet applicable capital guidelines may subject a financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to under-capitalized institutions.

Huntington’s regulatory capital ratios and those of the Bank were in excess of the levels established for well-capitalized institutions throughout 2016. An institution is deemed to be “well-capitalized” if it meets or exceeds the well-capitalized minimums listed below, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

			At December 31, 2016
(dollar amounts in billions)		Well-capitalized minimums	Actual	Excess Capital (1)
Ratios:
Tier 1 leverage ratio	Consolidated	N/A	8.70%	N/A
	Bank	5.00%	9.29	$4.2
Common equity tier 1 risk-based capital ratio	Consolidated	N/A	9.56	N/A
	Bank	6.50	10.42	3.1
Tier 1 risk-based capital ratio	Consolidated	6.00	10.92	2.7
	Bank	8.00	11.61	1.3
Total risk-based capital ratio	Consolidated	10.00	13.05	2.4
	Bank	10.00	13.83	3.0

(1)	Amount greater than the well-capitalized minimum percentage.
Enhanced Prudential Standards and Early Remediation Requirements
Under the Dodd-Frank Act, BHCs with consolidated assets of more than $50 billion, such as Huntington, are subject to certain enhanced prudential standards and early remediation requirements. As a result, Huntington is subject to more stringent standards and requirements, including liquidity and capital requirements, leverage limits, stress testing, risk management standards, than those applicable to smaller institutions. With regard to resiliency, we are expected to ensure that the consolidated organization and its core business lines can survive under a broad range of internal or external stresses. This requires financial resilience by maintaining sufficient capital and liquidity, and operational resilience by maintaining effective corporate governance, risk management, and recovery planning. With respect to lowering the probability of failure, we are expected to ensure the sustainability of our critical operations and banking offices under a broad range of internal or external stresses.
Comprehensive Capital Analysis and Review
Huntington is required to submit a capital plan annually to the Federal Reserve for supervisory review in connection with its annual CCAR process. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over the planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy. The planning horizon for the most recently completed capital planning and stress testing cycle encompassed the nine-quarter period from the first quarter of 2016 through the first quarter of 2018.
Currently, the Federal Reserve may object to a BHC’s capital plan based on either quantitative or qualitative grounds. If the Federal Reserve objects to a BHC’s capital plan, the BHC may not make any capital distribution unless the Federal Reserve indicates in writing that it does not object to the distribution. Under CCAR, the Federal Reserve makes a qualitative assessment of capital adequacy on a forward-looking basis and reviews the strength of a BHC’s capital adequacy process. The Federal Reserve also makes a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above certain minimum ratios, after taking all capital actions included in a BHC’s capital plan, under baseline and stressful conditions throughout a nine-quarter planning horizon. As part of CCAR, the Federal Reserve evaluates whether BHCs have sufficient capital to continue operations throughout times of economic and financial market stress and whether they have robust, forward-looking capital planning processes that account for their unique risks.
The Federal Reserve expects BHCs subject to CCAR, such as Huntington, to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases. We generally may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. In addition, we are generally prohibited from making a capital distribution unless, after giving effect to the distribution, we will meet all minimum regulatory capital ratios.

On September 30, 2016, the Federal Reserve issued a proposed rule to amend the capital plan and stress test rules for large and non-complex BHCs, such as Huntington, to provide, among other things, that beginning with the 2017 CCAR cycle, such BHCs would continue to submit a capital plan for quantitative assessment but would no longer be subject to a non-objection from a qualitative aspect. The Federal Reserve is proposing to evaluate the strength of a large and non-complex company’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning. A final rule implementing the changes described above was issued on February 3, 2017.
Huntington submitted its 2016 capital plan to the Federal Reserve in April 2016. The Federal Reserve did not object to Huntington’s 2016 capital plan. Huntington is required and intends to submit to the Federal Reserve its capital plan for 2017 by April 5, 2017. There can be no assurance that the Federal Reserve will respond favorably to Huntington’s 2017 capital plan, capital actions or stress test results.
Stress Testing
The Dodd-Frank Act requires a semi-annual supervisory stress test of BHCs, including Huntington, with $50 billion or more of total consolidated assets. This Dodd-Frank Act supervisory stress testing is a forward-looking quantitative evaluation of the impact of stressful economic and financial market conditions on BHC capital. The Dodd-Frank Act also requires BHCs to conduct company-run annual and semi-annual stress tests, the results of which are filed with the Federal Reserve and publicly disclosed. A BHC’s ability to make capital distributions is limited to the extent the BHC’s actual capital levels are less than the amount indicated in its capital plan submission.
The Dodd-Frank Act also requires a national bank, such as the Bank, with total consolidated assets of more than $10 billion to conduct annual company-run stress tests. The objective of the annual company-run stress test is to ensure that covered institutions have robust, forward-looking capital planning processes that account for their unique risks, and to help ensure that institutions have sufficient capital to continue operations throughout times of economic and financial stress. A covered institution is required to publish a summary of the results of its annual stress tests.
Liquidity Coverage Ratio
On September 3, 2014, the U.S. banking regulators approved a final rule which became effective on January 1, 2015 to implement a minimum LCR requirement for banking organizations with total consolidated assets of $250 billion or more, and a less stringent modified LCR requirement to depository institution holding companies, such as Huntington, below the threshold but with total consolidated assets of $50 billion or more. The LCR requires covered banking organizations to maintain HQLA equal to projected stressed cash outflows over a 30 calendar-day stress scenario. Huntington is covered by the “modified LCR” requirement and therefore subject to the phase-in of the rule beginning January 2016 at 90% and January 2017 at 100%. Huntington is required to calculate the LCR monthly. The LCR assigns less severe outflow assumptions to certain types of customer deposits, which should increase the demand, and perhaps the cost, among banks for these deposits. Additionally, the HQLA requirements has increased the demand for direct U.S. government and U.S. government-guaranteed debt that, while high quality, generally carry lower yields than other securities that banks hold in their investment portfolios.
Restrictions on Dividends
At the holding company level, Huntington relies on dividends, distributions and other payments from its subsidiaries, particularly the Bank, to fund the dividends paid to its shareholders, as well as to satisfy its debt and other obligations. Certain federal and state statutes, regulations and contractual restrictions limit the ability of our subsidiaries, including the Bank, to pay dividends to us. The OCC has authority to prohibit or limit the payment of dividends by the Bank if, in the OCC’s view, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank.
In addition, Huntington’s ability to pay dividends or return capital to its shareholders, whether through an increase in common stock dividends or through a share repurchase program, is subject to the oversight of the Federal Reserve. The dividend and share repurchase policies of certain BHCs, such as Huntington, are reviewed by the Federal Reserve through the CCAR process, based on capital plans and stress tests submitted by the BHC, and are assessed against, among other things, the BHC’s ability to meet and exceed minimum regulatory capital ratios under stressed scenarios, its expected sources and uses of capital over the planning horizon under baseline and stressed scenarios, and any potential impact of changes to its business plan and activities on its capital adequacy and liquidity. The Federal Reserve’s capital planning rule includes a limitation on capital distributions to the extent that actual capital issuances are less than the amount indicated in the capital plan submission.

Volcker Rule
The Dodd-Frank Act introduced restrictions to prohibit or restrict the ability of banking entities from engaging in short-term proprietary trading and sponsoring of or investing in private equity and hedge funds (the “Volcker Rule”). The final regulations implementing the Volcker Rule were adopted by the regulatory agencies on December 10, 2013.
The Volcker Rule and final regulations contain a number of exceptions to the prohibition on proprietary trading and sponsoring or acquiring any ownership interest in private equity or hedge funds (“covered funds”). The Volcker Rule permits banking entities to engage in certain activities such as underwriting, market-making and risk-mitigation hedging, and exempts from the definition of a covered fund certain entities, such as wholly-owned subsidiaries, joint ventures, and acquisitions vehicles, as well as SEC registered investment companies. In addition, the Volcker Rule limits certain types of transactions between a banking entity and any covered fund for which it serves as investment manager or investment advisor.
The final rules implementing the Volcker Rule extended the conformance period generally until July 21, 2015. On December 18, 2014, the Federal Reserve announced that it would give banking entities an additional one year, until July 21, 2016, to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 (“legacy covered funds”). On July 7, 2016, the Federal Reserve granted banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships to legacy covered funds. In February 2017, the Federal Reserve approved our application for an extended transition period with respect to certain legacy illiquid fund investments.
On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2016, we had investments in seven different pools of trust preferred securities. Six of our pools are included in the list of non-exclusive issuers. We have analyzed the other pool that was not included on the list and believe that we will continue to be able to own this investment under the final Volcker Rule regulations as well.
Resolution Planning
As a BHC with assets of $50 billion or more, Huntington is required to submit annually to the Federal Reserve and the FDIC a plan for the orderly resolution of Huntington and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency laws in a rapid and orderly fashion in the event of future material financial distress or failure (a “resolution plan”). If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and the deficiencies are not cured in a timely manner, they may jointly impose on us more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. In addition, the FDIC requires each insured depository institution with $50 billion or more in assets, such the Bank, periodically to file a resolution plan with the FDIC.
In July 2016, we were informed that the FDIC extended the date for submission of the Bank’s 2016 resolution plan to December 31, 2017. In August 2016, we were informed that the Federal Reserve and the FDIC also had extended the date for the submission of Huntington’s 2016 resolution plan to December 31, 2017. In each case, we were informed that the submission of a resolution plan in 2017 will satisfy the 2016 resolution plan requirement.
On September 29, 2016, the OCC published final guidelines establishing standards for recovery planning by insured national banks with average total consolidated assets of $50 billion or more, including the Bank. The final guidelines provide, among other things, that a covered bank should develop and maintain a recovery plan that is appropriate for its individual size, risk profile, activities, and complexity, including the complexity of its organizational and legal entity structure. OCC examiners will assess the appropriateness and adequacy of a covered bank’s ongoing recovery planning process as part of the agency’s regular supervisory activities. Our compliance date is within 18 months from January 1, 2017.
Source of Strength
Huntington is required to serve as a source of financial and managerial strength to the Bank and to commit resources to support the Bank. This support may be required by the Federal Reserve at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of Huntington or our stockholders or creditors. The Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.

Prompt Corrective Action
FDICIA requires federal banking agencies to take “prompt corrective action” against banks that do not meet minimum capital requirements. Under this regime, the FDICIA imposes progressively more restrictive constraints on a bank’s operations, management and capital distributions, depending on the capital category in which an institution is classified. For instance, only a well-capitalized bank may accept brokered deposits without prior regulatory approval and an adequately capitalized bank may only do so with such prior approval.
Under FDICIA, five capital levels or categories are established: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. These capital categories are determined solely for purposes of applying the prompt corrective action provisions, and such capital categories may not constitute an accurate representation of our overall financial condition or prospects. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.
Upon the insolvency of an insured depository institution, such as the Bank, the FDIC may be appointed as the conservator or receiver of the institution. The FDIC has broad powers to transfer any assets and liabilities without the approval of the institution’s creditors.
Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between a bank and its holding company and companies that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.
Heightened Governance and Risk Management Standards
The OCC has published final guidelines to update expectations for the governance and risk management practices of certain large financial institutions, including national banks with $50 billion or more in average total consolidated assets, such as the Bank. The guidelines, which became effective on November 10, 2014, require covered banks to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. Given its size and the phased implementation schedule, the Bank became subject to these heightened standards effective May 2016. As discussed in Item 1A: Risk Factors, the Bank currently has a written governance framework and associated controls.
Anti-Money Laundering
The Bank Secrecy Act, as amended by the Patriot Act, contains anti-money laundering and financial transparency laws and mandated the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities.
The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to cooperate in the prevention, detection and prosecution of international money laundering and the financing of terrorism. The Patriot Act contains anti-money laundering measures requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on business. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Privacy
Federal law contains extensive consumer privacy protection provisions, including substantial consumer privacy protections provided under the Gramm-Leach-Bliley Act of 1999. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and generally annually thereafter, the institution’s policies and procedures regarding the handling and safeguarding of customers’ nonpublic personal information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such nonpublic personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
FDIC Insurance
DIF provides insurance coverage for certain deposits, which is funded through assessments on banks. The Bank accepts deposits that are insured by the DIF. As a DIF member, the Bank must pay insurance premiums. The FDIC may take action to increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile. The Dodd-Frank Act required the FDIC to change the deposit insurance assessment base from deposits to average consolidated total assets minus average tangible equity. In March 2016, the FDIC issued a final rule to increase the DIF from 1.15% to the statutorily required minimum level of 1.35%. Under the Dodd-Frank Act, banks with $10 billion or more in total assets, such as the Bank, are responsible for funding this increase.
On November 15, 2016, the FDIC adopted a final rule to facilitate prompt payment of FDIC-insured deposits when large insured depository institutions (those with more than two million deposit accounts) fail. The final rule, which is expected to become effective on April 1, 2017, requires us to configure our information technology system to be capable of calculating the insured and uninsured amount in each deposit account by ownership right and capacity, which would be used by the FDIC to make deposit insurance determinations in the event of our failure, and maintain complete and accurate information needed by the FDIC to determine deposit insurance coverage with respect to each deposit account, except as otherwise provided. We will have three years after the effective date for implementation.
Compensation
Our compensation practices are subject to oversight by the Federal Reserve and, with respect to some of our subsidiaries and employees, by other financial regulatory bodies. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these regulations and resulting market practices will continue to evolve over a number of years.
The federal bank regulatory agencies have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.
In 2016 the federal banking regulatory agencies, including the Federal Reserve, the OCC and the SEC, jointly proposed a rule to implement Section 956 of the Dodd-Frank Act. Section 956 generally requires the federal bank regulatory agencies to jointly issue regulations or guidelines: (1) prohibiting incentive-based payment arrangements that the agencies determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) requiring those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.
Cyber Security
The CISA, which became effective on December 18, 2015, is intended to improve cyber security in the United States by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.

Enhanced Cyber Risk Management Standards
On November 22, 2016, the federal banking agencies released an ANPR regarding enhanced cyber risk management standards (enhanced standards) for large and interconnected entities under their supervision. The agencies stated that they were considering establishing enhanced standards to increase the operational resilience of covered entities and reduce the impact on the financial system in case of a cyber event experienced by a covered entity. The ANPR describes potential enhanced cyber standards that are divided into five general categories: cyber risk governance; cyber risk management; internal dependency management; external dependency management; and incident response, cyber resilience, and situational awareness. The agencies are considering implementing the enhanced standards in a tiered manner, imposing more stringent standards on the systems of those entities that are critical to the functioning of the financial sector. The Federal Reserve is considering applying the enhanced standards on an enterprise-wide basis to all BHCs, such as us, with total consolidated assets of $50 billion or more. The OCC is considering applying the standards to any national bank, such as the Bank, that is a subsidiary of a bank holding company with total consolidated assets of $50 billion or more.
Community Reinvestment Act
The CRA requires the Bank’s primary federal bank regulatory agency, the OCC, to assess the bank’s record in meeting the credit needs of the communities served by the Bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a BHC, such as the Bank, also is assessed by the Federal Reserve in connection with any acquisition or merger application.
CFPB Regulation and Supervision
We are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.
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
Throughout 2016, the CFPB continued its focus on fair lending practices of indirect automobile lenders. This focus led to some lenders to enter into consent orders with the CFPB and Department of Justice. Indirect automobile lenders have also received continued pressure from the CFPB to limit or eliminate discretionary pricing by dealers. Finally, the CFPB has implemented its larger participant rule for indirect automobile lending which brings larger non-bank indirect automobile lenders under CFPB supervision.
Banking regulatory agencies have increasingly used their authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks under standards developed many years ago by the Federal Trade Commission in order to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law.  The Dodd-Frank Act also gave to the CFPB similar authority to take action in connection with unfair, deceptive, or abusive acts or practices by entities subject to CFPB supervisory or enforcement authority.  Banks face considerable uncertainty as to the regulatory interpretation of “abusive” practices.
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

•
The Technology Committee assists the board of directors in fulfilling its oversight responsibilities with respect to all technology, cyber security, and third-party risk management strategies and plans. The committee is charged with evaluating Huntington’s capability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. The committee provides oversight of technology investments and plans to drive efficiency as well as to meet defined standards for risk, security, and redundancy. The Committee oversees the allocation of technology costs and ensures that they are understood by the board of directors. The Technology Committee monitors and evaluates innovation and technology trends that may affect the Company’s strategic plans, including monitoring of overall industry trends. The Technology Committee reviews and provides oversight of the company’s continuity and disaster recovery planning and preparedness.

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

Huntington utilizes three lines of defense with regard to risk management: (1) business segments, (2) corporate risk management, and (3) internal audit and credit review. To induce greater ownership of risk within its business segments, segment risk officers have been embedded in the business to identify and monitor risk, elevate and remediate issues, establish controls, perform self-testing, and oversee the self-assessment process. Corporate Risk Management establishes policies, sets operating limits, reviews new or modified products/processes, ensures consistency and quality assurance within the segments, and produces the enterprise risk assessment. The Chief Risk Officer has significant input into the design and outcome of incentive compensation plans as they apply to risk. Internal Audit and Credit Review provide additional assurance that risk-related functions are operating as intended.
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
•Compliance risk, which exposes us to money penalties, enforcement actions or other sanctions as a result of non-conformance with laws, rules, and regulations that apply to the financial services industry; and
•Strategic risk, which is defined as risk to current or anticipated earnings, capital, or enterprise value arising from adverse business decisions, improper implementation of business decisions or lack of responsiveness to industry / market changes.
We also expend considerable effort to protect our reputation. Reputation risk does not easily lend itself to traditional methods of measurement. Rather, we closely monitor it through processes such as new product / initiative reviews, colleague and client surveys, monitoring media tone, periodic discussions between management and our board, and other such efforts.
In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could negatively impact our business, future results of operations, and future cash flows materially.
Credit Risks:
1. Our ACL level may prove to be inappropriate or be negatively affected by credit risk exposures which could adversely affect our net income and capital.
Our business depends on the creditworthiness of our customers. Our ACL of $736 million at December 31, 2016, represented Management’s estimate of probable losses inherent in our loan and lease portfolio as well as our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
In addition, regulatory review of risk ratings and loan and lease losses may impact the level of the ACL and could have a material adverse effect on our financial condition and results of operations.

2. Weakness in economic conditions could adversely affect our business.
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
Market Risks:
1. Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have an adverse impact on our cash flows, financial condition, results of operations, and capital.
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
MSR fair values are sensitive to movements in interest rates, as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise.
In addition to volatility associated with interest rates, the Company also has exposure to equity markets related to the investments within the benefit plans and other income from client based transactions.

2. Industry competition may have an adverse effect on our success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other banks and financial service companies that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service by investing in new products and services, personal contacts, pricing, and range of products. If we are unable to successfully compete for new customers and retain our current customers, our business, financial condition, or results of operations may be adversely affected. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, or a desire to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.  For more information, refer to “Competition” section of Item 1: Business.
Liquidity Risks:
1. Changes in either Huntington’s financial condition or in the general banking industry could result in a loss of depositor confidence.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers. The board of directors establishes liquidity policies, including contingency funding plans, and limits and management establishes operating guidelines for liquidity.
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
2. We are a holding company and depend on dividends by our subsidiaries for most of our funds.
Huntington is an entity separate and distinct from the Bank. The Bank conducts most of our operations and Huntington depends upon dividends from the Bank to service Huntington's debt and to pay dividends to Huntington's shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could limit the payment of dividends or other payments by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred and Common Stock could have a material adverse effect on the market price of our Common Stock. Additional information regarding dividend restrictions is provided in Item 1. Regulatory Matters.
3. If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.
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
Capital markets disruptions can directly impact the liquidity of Huntington and the Bank. The inability to access capital markets funding sources as needed could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. We may, from time-to-time, consider using our existing liquidity position to opportunistically retire outstanding securities in privately negotiated or open market transactions.

4. A reduction in our credit rating could adversely affect our ability to raise funds including capital, and/or the holders of our securities.
The credit rating agencies regularly evaluate Huntington and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of Huntington or the Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.
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
Despite efforts to ensure the integrity of our systems, we may not be able to anticipate all security breaches of these types, nor may we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.
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
2. The resolution of significant pending litigation, if unfavorable, could have an adverse effect on our results of operations for a particular period.
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
Note 21 of the Notes to Consolidated Financial Statements updates the status of certain material litigation including litigation related to the bankruptcy of Cyberco Holdings, Inc.

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
Relative to acquisitions, we incur risks and challenges associated with the integration of employees, accounting systems, and technology platforms from acquired businesses and institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies expected from such acquisitions.  Acquisitions may be subject to the receipt of approvals from certain governmental authorities, including the Federal Reserve, the OCC, and the United States Department of Justice, as well as the approval of our shareholders and the shareholders of companies that we seek to acquire. These approvals for acquisitions may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the acquisitions. Subject to requisite regulatory approvals, future business acquisitions may result in the issuance and payment of additional shares of stock, which would dilute current shareholders’ ownership interests.  Additionally, acquisitions may involve the payment of a premium over book and market values. Therefore, dilution of our tangible book value and net income per common share could occur in connection with any future transaction.
4. Failure to maintain effective internal controls over financial reporting could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and our stock price.
Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. We are subject to regulation that focuses on effective internal controls and procedures. Such controls and procedures are modified, supplemented, and changed from time-to-time as necessitated by our growth and in reaction to external events and developments. Any failure to maintain an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and an adverse impact on our business and our stock price.
5. We rely on quantitative models to measure risks and to estimate certain financial values.
Quantitative models may be used to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the CCAR capital planning and capital adequacy process). Our measurement methodologies rely on many assumptions, historical analyses, and correlations. These assumptions may not capture or fully incorporate conditions leading to losses, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, inaccurate data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.
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
Increased risk could occur based on poor planning, oversight, control, and inferior performance or service on the part of the third-party, and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third-party service providers, any problems caused by third-party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing a third-party service provider could also take a long period of time and result in increased expenses.
7. Changes in accounting policies, standards, and interpretations could affect how we report our financial condition and results of operations.
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
For further discussion, see Note 2 of the Notes to Consolidated Financial Statements.
8. Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington Bancshares Incorporated, adversely impacting Huntington Bancshares Incorporated's liquidity and ability to pay dividends or repay debt. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2016, the book value of our goodwill was $2.0 billion, all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
9. Negative publicity could damage our reputation and could significantly harm our business.
Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry in general was damaged as a result of the credit crisis that started in 2008. We face increased public and regulatory scrutiny resulting from the credit crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, conflicts of interest, litigation, GSE or regulatory actions, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release of confidential information due to cyber-attacks or otherwise, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation, indirectly by association. All of these could adversely affect our growth, results of operation and financial condition.

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
The Federal Reserve administers the annual CCAR, an assessment of the capital adequacy of bank holding companies with consolidated assets of $50 billion or more and of the practices used by covered banks to assess capital needs. Under CCAR, the Federal Reserve makes a qualitative assessment of capital adequacy on a forward-looking basis and reviews the strength of a bank holding company’s capital adequacy process. The Federal Reserve also makes a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above each minimum regulatory capital ratio and above a CET1 ratio of 4.5%, after making all capital actions included in a bank holding company’s capital plan, under baseline and stressful conditions throughout a nine-quarter planning horizon. Capital plans for 2017 are required to be submitted by April 5, 2017, and the Federal Reserve will either object to the capital plan and/or planned capital actions, or provide a notice of non-objection, no later than June 30, 2017. We intend to submit our capital plan to the Federal Reserve on or before April 5, 2017. The Bank also must submit a capital plan to the OCC on or before April 5, 2017. There can be no assurance that the Federal Reserve will respond favorably to our capital plan, capital actions or stress test and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases.
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
On September 3, 2014, the U.S. banking regulators approved a final rule to implement a minimum LCR requirement for banking organizations with total consolidated assets of $250 billion or more, and a less stringent modified LCR requirement to depository institution holding companies below the threshold but with total consolidated assets of $50 billion or more. The LCR requires covered banking organizations to maintain HQLA equal to projected stressed cash outflows over a 30 calendar-day stress scenario. We are covered by the modified LCR requirement and therefore subject to the phase-in of the rule which, as of January 2017, is at 100%. We will also be required to calculate the LCR monthly. The LCR assigns less severe outflow assumptions to certain types of customer deposits, which should increase the demand, and perhaps the cost, among banks for these deposits. Additionally, the HQLA requirements will increase the demand for direct US government and US government- guaranteed debt that, while high quality, generally carry lower yields than other securities that banks hold in their investment portfolios.
2. If our regulators deem it appropriate, they can take regulatory actions that could result in a material adverse impact on our financial results, ability to compete for new business, or preclude mergers or acquisitions. In addition, regulatory actions could constrain our ability to fund our liquidity needs or pay dividends. Any of these actions could increase the cost of our services.
We are subject to the supervision and regulation of various state and federal regulators, including the OCC, Federal Reserve, FDIC, SEC, CFPB, Financial Industry Regulatory Authority, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in Item 1. Regulatory Matters. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. Such actions could negatively impact us in a variety of ways, including charging monetary fines, impacting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.
Under the supervision of the CFPB, our consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, require remuneration to our customers, trigger fines or penalties, limit the products or services we offer, require us to increase our prices and, therefore, reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation, or otherwise adversely affect our consumer businesses.

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
The Dodd-Frank Act was a comprehensive overhaul of the financial services industry within the United States, established the CFPB, and required the CFPB and other federal agencies to implement many new and significant rules and regulations. Compliance with these new laws and regulations have and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations that apply to our consumer operations, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.
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

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
Our headquarters, as well as the Bank’s, is located in the Huntington Center, a thirty seven story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 22%. The lease term expires in 2030, with six five-year renewal options for up to 30 years but with no purchase option. The Bank has an indirect minority equity interest of 18.4% in the building.

Our other major properties consist of the following:

Description	Location	Own	Lease
13 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
12 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
3 story office building - the Crosswoods building (1)	Columbus, Ohio		✓
A portion of 200 Public Square Building	Cleveland, Ohio		✓
12 story office building	Youngstown, Ohio	✓
10 story office building	Warren, Ohio		✓
10 story office building	Toledo, Ohio	✓
A portion of the Grant Building	Pittsburgh, Pennsylvania		✓
18 story office building	Charleston, West Virginia		✓
3 story office building	Holland, Michigan		✓
2 building office complex	Troy, Michigan		✓
Data processing and operations center (Easton)	Columbus, Ohio	✓
Data processing and operations center (Northland) (1)	Columbus, Ohio		✓
Data processing and operations center (Parma)	Cleveland, Ohio		✓
8 story office building	Indianapolis, Indiana	✓
A portion of Huntington Center at 525 Vine	Cincinnati, OH		✓
A portion of 222 LaSalle St.	Chicago, IL		✓
A portion of Two Towne Square	Southfield, MI		✓
7 story office building	Akron, OH		✓
27 story office building	Akron, OH		✓
Operations Center	Akron, OH		✓
12 story office building	Saginaw, MI		✓
2 building office complex	Flint, MI		✓
4 story office building	Melrose Park, IL		✓
(1) During the 2016 fourth quarter, we announced our intent to vacate these properties and invest in a facility in Columbus, Ohio.

Item 3: Legal Proceedings
Information required by this item is set forth in Note 21 of the Notes to Consolidated Financial Statements under the caption "Litigation" and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2017, we had 34,831 shareholders of record.
Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this Item, is set forth in Tables 46 and 48 Selected Quarterly Income Statement Data and is incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: Business - Regulatory Matters and in Note 22 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2011, through December 31, 2016. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2011, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

	2011	2012	2013	2014	2015	2016
HBAN	$100	$116	$180	$200	$215	$265
S&P 500	$100	$114	$151	$172	$174	$195
KBW Bank Index	$100	$129	$177	$194	$195	$251
For information regarding securities authorized for issuance under Huntington's equity compensation plans, see Part III, Item 12.
During the three-month period ended December 31, 2016, Huntington did not repurchase any of its common stock. The approximate dollar value of common stock that may yet be purchased under publicly announced stock repurchase authorizations was $166 million.

On June 29, 2016, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in April 2016 as part of the 2016 CCAR. These actions included an increase in the quarterly dividend per common share to $0.08, starting in the fourth quarter of 2016. Huntington’s capital plan also included the issuance of capital in connection with the acquisition of FirstMerit Corporation and continues the previously announced suspension of the company’s 2015 share repurchase program.

Item 6: Selected Financial Data

Table 1 - Selected Annual Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Interest income	$2,632,113	$2,114,521	$1,976,462	$1,860,637	$1,930,263
Interest expense	262,795	163,784	139,321	156,029	219,739
Net interest income	2,369,318	1,950,737	1,837,141	1,704,608	1,710,524
Provision for credit losses	190,802	99,954	80,989	90,045	147,388
Net interest income after provision for credit losses	2,178,516	1,850,783	1,756,152	1,614,563	1,563,136
Noninterest income	1,149,731	1,038,730	979,179	1,012,196	1,106,321
Noninterest expense	2,408,485	1,975,908	1,882,346	1,758,003	1,835,876
Income before income taxes	919,762	913,605	852,985	868,756	833,581
Provision for income taxes	207,941	220,648	220,593	227,474	202,291
Net income	711,821	692,957	632,392	641,282	631,290
Dividends on preferred shares	65,274	31,873	31,854	31,869	31,989
Net income applicable to common shares	$646,547	$661,084	$600,538	$609,413	$599,301
Net income per common share—basic	$0.72	$0.82	$0.73	$0.73	$0.70
Net income per common share—diluted	0.70	0.81	0.72	0.72	0.69
Cash dividends declared per common share	0.29	0.25	0.21	0.19	0.16
Balance sheet highlights
Total assets (period end)	$99,714,097	$71,018,301	$66,283,130	$59,454,113	$56,131,660
Total long-term debt (period end)	8,309,159	7,041,364	4,321,082	2,445,493	1,356,570
Total shareholders’ equity (period end)	10,308,146	6,594,606	6,328,170	6,090,153	5,778,500
Average total assets	83,054,283	68,560,023	62,483,232	56,289,181	55,661,162
Average total long-term debt	8,048,477	5,585,458	3,479,438	1,661,169	1,975,990
Average total shareholders’ equity	8,391,361	6,536,018	6,269,884	5,914,914	5,671,455
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income(2)	3.50%	3.41%	3.47%	3.66%	3.85%
Interest expense	0.34	0.26	0.24	0.30	0.44
Net interest margin(2)	3.16%	3.15%	3.23%	3.36%	3.41%
Return on average total assets	0.86%	1.01%	1.01%	1.14%	1.13%
Return on average common shareholders’ equity	8.6	10.7	10.2	11.0	11.3
Return on average tangible common shareholders’ equity(3), (7)	10.7	12.4	11.8	12.7	13.3
Efficiency ratio(4)	66.8	64.5	65.1	62.6	63.2
Dividend payout ratio	40.3	30.5	28.8	26.0	22.9
Average shareholders’ equity to average assets	10.10	9.53	10.03	10.51	10.19
Effective tax rate	22.6	24.2	25.9	26.2	24.3
Non-regulatory capital
Tangible common equity to tangible assets (period end) (5), (7)	7.16	7.82	8.17	8.82	8.74
Tangible equity to tangible assets (period end)(6), (7)	8.26	8.37	8.76	9.48	9.44
Tier 1 common risk-based capital ratio (period end)(7), (8)	N.A.	N.A.	10.23	10.90	10.48
Tier 1 leverage ratio (period end)(9), (10)	N.A.	N.A.	9.74	10.67	10.36
Tier 1 risk-based capital ratio (period end)(9), (10)	N.A.	N.A.	11.50	12.28	12.02
Total risk-based capital ratio (period end)(9), (10)	N.A.	N.A.	13.56	14.57	14.50
Capital under current regulatory standards (Basel III)
Common equity tier 1 risk-based capital ratio	9.56	9.79%	N.A.	N.A.	N.A.
Tier 1 leverage ratio (period end)	8.70	8.79%	N.A.	N.A.	N.A.
Tier 1 risk-based capital ratio (period end)	10.92	10.53%	N.A.	N.A.	N.A.
Total risk-based capital ratio (period end)	13.05	12.64%	N.A.	N.A.	N.A.
Other data
Full-time equivalent employees (average)	15,993	12,243	11,873	11,964	11,494
Domestic banking offices (period end)	1,115	777	729	711	705

(1)
Comparisons for presented periods are impacted by a number of factors. Refer to the "Significant Items" in the Discussion of Results of Operations for additional discussion regarding these key factors.

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

(4)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains. (Non-GAAP)

(5)
Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax and calculated assuming a 35% tax rate. (Non-GAAP)

(6)
Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax and calculated assuming a 35% tax rate.

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
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report. The forward-looking statements in this section and other parts of this report involve assumptions, risks, uncertainties, and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Forward-Looking Statements" and those set forth in Item 1A.

EXECUTIVE OVERVIEW
Business Combinations
On August 16, 2016, Huntington completed its acquisition of FirstMerit Corporation in a stock and cash transaction valued at approximately $3.7 billion. FirstMerit Corporation was a diversified financial services company headquartered in Akron, Ohio, with operations in Ohio, Michigan, Wisconsin, Illinois and Pennsylvania. Post acquisition, Huntington now operates across an eight-state Midwestern footprint. The acquisition resulted in a combined company with a larger market presence and more diversified loan portfolio, as well as a larger core deposit funding base and economies of scale associated with a larger financial institution. For further discussion, see Note 3 of the Notes to Consolidated Financial Statements.
2016 Financial Performance Review
In 2016, we reported net income of $712 million, a 3% increase from the prior year. Earnings per common share on a diluted basis for the year was $0.70, down 14% from the prior year. Reported net income was impacted by FirstMerit acquisition related expenses totaling $282 million pre-tax, or $0.20 per common share and a reduction to the litigation reserve totaling $42 million pre-tax, or $0.03 per common share.
Fully-taxable equivalent net interest income was $2.4 billion, up $0.4 billion, or 22%. This reflected the impact of 21% earning asset growth, 22% interest-bearing liability growth, and a 1 basis point increase in the NIM to 3.16%. The average earning asset growth included an $8.8 billion, or 18%, increase in average loans and leases and a $4.1 billion, or 30%, increase in average securities, both of which were impacted by the FirstMerit acquisition. The net interest margin expansion reflected a 9 basis point positive impact from the mix and yield on earning assets, a 3 basis point increase in the benefit from noninterest-bearing funds, partially offset by an 11 basis point increase in funding costs.
The provision for credit losses was $191 million, up $91 million, or 91%. The higher provision expense was due to several factors, including the migration of the acquired portfolio to the originated portfolio, and the corresponding reserve build, portfolio growth and transitioning the FirstMerit portfolio to Huntington’s reserving methodology. Net charge-offs represented an annualized 0.19% of average loans and leases, which remains below our long-term target of 35 to 55 basis points.
Noninterest income was $1.1 billion, up $111 million, or 11%. Service charges on deposit accounts increased $44 million, or 16%, reflecting the benefit of continued new customer acquisition. In addition, cards and payment processing income increased $26 million, or 18%, due to higher card related income and underlying customer growth. Also, mortgage banking income increased $16 million, or 15%, reflecting a 24% increase in mortgage origination volume. Finally, gain on sale of loans increased $14 million, or 43%, primarily reflecting an increase of $6 million in SBA loan sales gains and the $7 million gains on non-relationship C&I and CRE loan sales, both of which were related to the balance sheet optimization strategy completed in the 2016 fourth quarter.
Noninterest expense was $2.4 billion, up $433 million, or 22%. Reported noninterest expense was impacted by FirstMerit acquisition-related expenses totaling $282 million. Personnel costs increased $227 million, or 20%, primarily reflecting $76 million of acquisition-related expense and a 31% increase in the number of average full-time equivalent employees largely related to the in-store branch expansion and the addition of colleagues from FirstMerit. In addition, outside data processing and other services, professional services, equipment expense, and net occupancy expense all increased as a result of acquisition-related expenses. Also, other expense decreased $17 million, or 8%, primarily reflecting a $42 million reduction to litigation reserves, which was mostly offset by a $40 million contribution in the 2016 fourth quarter to achieve the philanthropic plans related to FirstMerit.

The tangible common equity to tangible assets ratio was 7.16%, down 66 basis points. The CET1 risk-based capital ratio was 9.56%, down 23 basis points. The regulatory tier 1 risk-based capital ratio was 10.92%, up 39 basis points. All capital ratios were impacted by the $1.3 billion of goodwill created and the issuance of $2.8 billion of common stock as part of the FirstMerit acquisition. The regulatory Tier 1 risk-based and total risk-based capital ratios benefited from the issuance of $600 million of Class D preferred equity and separately, the issuance of $100 million of Class C preferred equity in exchange for FirstMerit preferred equity in conjunction with the acquisition. The total risk-based capital ratio was impacted by the repurchase of $65 million of trust preferred securities. In addition, $5 million of trust preferred securities acquired in the FirstMerit acquisition were subsequently redeemed. There were no common shares repurchased during 2016.
Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management, and (5) maintain capital and liquidity positions consistent with our risk appetite. Additionally, we are focused on the successful integration of FirstMerit in 2017.
Economy
Looking forward into 2017, we are optimistic that improved consumer confidence and jobs growth will translate into overall economic growth in the markets where we do business. Operationally, we expect to realize the full financial benefits of integration completion within the second half of the year, meeting our commitment for cost savings. We are driving revenue synergies and organic revenue growth, leveraging our expanded footprint and customer base. We will see minor benefits from the Federal Reserve’s December interest rate action, and any additional rate increases in 2017 would be additive to our bottom line.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in the Regulatory Matters section included in Item 1 of this Form 10-K.

Table 2 - Selected Annual Income Statements (1)
(dollar amounts in thousands, except per share amounts)
	Year Ended December 31,
		Change from 2015			Change from 2014
	2016	Amount	Percent	2015	Amount	Percent	2014
Interest income	$2,632,113	$517,592	24%	$2,114,521	$138,059	7%	$1,976,462
Interest expense	262,795	99,011	60	163,784	24,463	18	139,321
Net interest income	2,369,318	418,581	21	1,950,737	113,596	6	1,837,141
Provision for credit losses	190,802	90,848	91	99,954	18,965	23	80,989
Net interest income after provision for credit losses	2,178,516	327,733	18	1,850,783	94,631	5	1,756,152
Service charges on deposit accounts	324,299	43,950	16	280,349	6,608	2	273,741
Cards and payment processing income	169,064	26,349	18	142,715	37,314	35	105,401
Mortgage banking income	128,257	16,404	15	111,853	26,966	32	84,887
Trust services	108,274	2,441	2	105,833	(10,139)	(9)	115,972
Insurance income	64,523	(741)	(1)	65,264	(209)	—	65,473
Brokerage income	61,834	1,629	3	60,205	(8,072)	(12)	68,277
Capital markets fees	59,527	5,911	11	53,616	9,885	23	43,731
Bank owned life insurance income	57,567	5,167	10	52,400	(4,648)	(8)	57,048
Gain on sale of loans	47,153	14,116	43	33,037	11,946	57	21,091
Securities gains (losses)	(84)	(828)	(111)	744	(16,810)	(96)	17,554
Other income	129,317	(3,397)	(3)	132,714	6,710	5	126,004
Total noninterest income	1,149,731	111,001	11	1,038,730	59,551	6	979,179
Personnel costs	1,349,124	226,942	20	1,122,182	73,407	7	1,048,775
Outside data processing and other services	304,743	73,390	32	231,353	18,767	9	212,586
Equipment	164,839	39,882	32	124,957	5,294	4	119,663
Net occupancy	153,090	31,209	26	121,881	(6,195)	(5)	128,076
Professional services	105,266	54,975	109	50,291	(9,264)	(16)	59,555
Marketing	62,957	10,744	21	52,213	1,653	3	50,560
Deposit and other insurance expense	54,107	9,498	21	44,609	(4,435)	(9)	49,044
Amortization of intangibles	30,456	2,589	9	27,867	(11,410)	(29)	39,277
Other expense	183,903	(16,652)	(8)	200,555	25,745	15	174,810
Total noninterest expense	2,408,485	432,577	22	1,975,908	93,562	5	1,882,346
Income before income taxes	919,762	6,157	1	913,605	60,620	7	852,985
Provision for income taxes	207,941	(12,707)	(6)	220,648	55	—	220,593
Net income	711,821	18,864	3	692,957	60,565	10	632,392
Dividends on preferred shares	65,274	33,401	105	31,873	19	—	31,854
Net income applicable to common shares	$646,547	$(14,537)	(2)%	$661,084	$60,546	10%	$600,538
Average common shares—basic	904,438	101,026	13%	803,412	(16,505)	(2)%	819,917
Average common shares—diluted	918,790	101,661	12	817,129	(15,952)	(2)	833,081
Per common share:
Net income—basic	$0.72	$(0.10)	(12)%	$0.82	$0.09	12%	$0.73
Net income—diluted	0.70	(0.11)	(14)	0.81	0.09	13	0.72
Cash dividends declared	0.29	0.04	16	0.25	0.04	19	0.21
Revenue—FTE
Net interest income	$2,369,318	$418,581	21%	$1,950,737	$113,596	6%	$1,837,141
FTE adjustment	42,408	10,293	32	32,115	4,565	17	27,550
Net interest income(2)	2,411,726	428,874	22	1,982,852	118,161	6	1,864,691
Noninterest income	1,149,731	111,001	11	1,038,730	59,551	6	979,179
Total revenue(2)	$3,561,457	$539,875	18%	$3,021,582	$177,712	6%	$2,843,870

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” in the Discussion of Results of Operations.

(2)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

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
Significant Items
Earnings comparisons among the three years ended December 31, 2016, 2015, and 2014 were impacted by a number of Significant Items summarized below.

1.	Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, were as follows:

•
During 2016, $282 million of noninterest expense and $1 million of noninterest income was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.20 per common share in 2016.

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

2.	Litigation Reserve. Significant events relating to our litigation reserve, and the impacts of those events on our reported results, were as follows:

•	During 2016, a $42 million reduction to litigation reserves was recorded as other noninterest expense. This resulted in a positive impact of $0.03 per common share in 2016.

•
During 2015 and 2014, $38 million and $21 million of net additions to litigation reserves were recorded as other noninterest expense, respectively. This resulted in a negative impact of $0.03 and $0.02 per common share in 2015 and 2014, respectively.

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

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)

	2016		2015		2014
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$711,821		$692,957		$632,392
Earnings per share, after-tax		$0.70		$0.81		$0.72
Significant items—favorable (unfavorable) impact:	Earnings	EPS	Earnings	EPS	Earnings	EPS

Mergers and acquisitions, net expenses	$(282,086)		$(9,323)		$(15,818)
Tax impact	94,709		3,263		5,436
Mergers and acquisitions, after-tax	$(187,377)	$(0.20)	$(6,060)	$(0.01)	$(10,382)	$(0.01)

Litigation reserves	$41,587		$(38,186)		$(20,909)
Tax impact	(14,888)		13,365		7,318
Litigation reserves, after-tax	$26,699	$0.03	$(24,821)	$(0.03)	$(13,591)	$(0.02)

Franchise repositioning related expense	$—		$(7,588)		$(27,976)
Tax impact	—		2,656		9,792
Franchise repositioning related expense, after-tax	$—	$—	$(4,932)	$(0.01)	$(18,184)	$(0.02)

(1)	Based upon the annual average outstanding diluted common shares.
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

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
(dollar amounts in millions)
	2016			2015
	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis(2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$332.3	$87.0	$419.3	$117.6	$(35.1)	$82.5
Investment securities	104.7	(7.0)	97.7	45.8	3.2	49.0
Other earning assets	12.5	(1.7)	10.8	10.4	0.7	11.1
Total interest income from earning assets	449.5	78.3	527.8	173.8	(31.2)	142.6
Deposits	16.3	3.5	19.8	5.6	(9.9)	(4.3)
Short-term borrowings	0.2	3.3	3.5	(1.6)	0.3	(1.3)
Long-term debt	42.2	33.5	75.7	30.1	—	30.1
Total interest expense of interest-bearing liabilities	58.7	40.3	99.0	34.1	(9.6)	24.5
Net interest income	$390.8	$38.0	$428.8	$139.7	$(21.6)	$118.1

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 35% tax rate.

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (3)
(dollar amounts in millions)
	Average Balances
		Change from 2015			Change from 2014
Fully-taxable equivalent basis (1)	2016	Amount	Percent	2015	Amount	Percent	2014
Assets
Interest-bearing deposits in banks	$100	$10	11%	$90	$5	6%	$85
Loans held for sale	1,054	400	61	654	331	102	323
Available-for-sale and other securities:
Taxable	9,278	1,279	16	7,999	1,214	18	6,785
Tax-exempt	2,716	641	31	2,075	646	45	1,429
Total available-for-sale and other securities	11,994	1,920	19	10,074	1,860	23	8,214
Trading account securities	67	21	46	46	—	—	46
Held-to-maturity securities—taxable	5,693	2,180	62	3,513	(99)	(3)	3,612
Total securities	17,754	4,121	30	13,633	1,761	15	11,872
Loans and leases: (2)
Commercial:
Commercial and industrial	23,684	3,950	20	19,734	1,392	8	18,342
Commercial real estate:
Construction	1,088	71	7	1,017	289	40	728
Commercial	4,919	709	17	4,210	(61)	(1)	4,271
Commercial real estate	6,007	780	15	5,227	228	5	4,999
Total commercial	29,691	4,730	19	24,961	1,620	7	23,341
Consumer:
Automobile loans and leases	10,540	1,780	20	8,760	1,090	14	7,670
Home equity	9,058	564	7	8,494	99	1	8,395

Residential mortgage	6,730	780	13	5,950	327	6	5,623
RV and marine finance	693	693	—	—	—	—	—
Other consumer	742	261	54	481	85	21	396
Total consumer	27,763	4,078	17	23,685	1,601	7	22,084
Total loans and leases	57,454	8,808	18	48,646	3,221	7	45,425
Allowance for loan and lease losses	(614)	(8)	1	(606)	32	(5)	(638)
Net loans and leases	56,840	8,800	18	48,040	3,253	7	44,787
Total earning assets	76,362	13,339	21	63,023	5,318	9	57,705
Cash and due from banks	1,220	(3)	—	1,223	325	36	898
Intangible assets	1,359	656	93	703	125	22	578
All other assets	4,727	510	12	4,217	276	7	3,941
Total assets	$83,054	$14,494	21%	$68,560	$6,076	10%	$62,484
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$19,045	$2,703	17%	$16,342	$2,354	17%	$13,988
Demand deposits—interest-bearing	10,985	4,412	67	6,573	677	11	5,896
Total demand deposits	30,030	7,115	31	22,915	3,031	15	19,884
Money market deposits	19,069	(314)	(2)	19,383	1,466	8	17,917
Savings and other domestic deposits	7,981	2,761	53	5,220	189	4	5,031
Core certificates of deposit	2,300	(303)	(12)	2,603	(712)	(21)	3,315
Total core deposits	59,380	9,259	18	50,121	3,974	9	46,147
Other domestic time deposits of $250,000 or more	408	152	59	256	14	6	242
Brokered time deposits and negotiable CDs	3,499	746	27	2,753	614	29	2,139
Deposits in foreign offices	204	(298)	(59)	502	127	34	375
Total deposits	63,491	9,859	18	53,632	4,729	10	48,903
Short-term borrowings	1,530	184	14	1,346	(1,415)	(51)	2,761
Long-term debt	8,048	2,463	44	5,585	2,105	60	3,480
Total interest-bearing liabilities	54,024	9,803	22	44,221	3,065	7	41,156
All other liabilities	1,594	133	9	1,461	391	37	1,070
Shareholders’ equity	8,391	1,855	28	6,536	266	4	6,270
Total liabilities and shareholders’ equity	$83,054	$14,494	21%	$68,560	$6,076	10%	$62,484

(3)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

Table 6 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued) (3)
(dollar amounts in thousands)
	Interest Income / Expense			Average Rate (2)
Fully-taxable equivalent basis (1)	2016	2015	2014	2016	2015	2014
Assets
Interest-bearing deposits in banks	$443	$90	$103	0.44%	0.10%	0.12%
Loans held for sale	34,480	23,812	12,728	3.27	3.64	3.94
Securities:
Available-for-sale and other securities:
Taxable	221,782	202,104	171,080	2.39	2.53	2.52
Tax-exempt	90,972	64,637	44,562	3.35	3.11	3.12

Total available-for-sale and other securities	312,754	266,741	215,642	2.61	2.65	2.63
Trading account securities	284	493	421	0.42	1.06	0.92
Held-to-maturity securities—taxable	138,312	86,614	88,724	2.43	2.47	2.46
Total securities	451,350	353,848	304,787	2.54	2.60	2.57
Loans and leases: (2)
Commercial:
Commercial and industrial	878,873	700,139	643,484	3.71	3.55	3.51
Commercial real estate:
Construction	40,467	36,956	31,414	3.72	3.63	4.31
Commercial	175,491	146,526	163,192	3.57	3.48	3.82
Commercial real estate	215,958	183,482	194,606	3.60	3.51	3.89
Total commercial	1,094,831	883,621	838,090	3.69	3.54	3.59
Consumer:
Automobile loans and leases	350,358	282,379	262,931	3.32	3.22	3.43
Home equity	381,002	340,342	343,281	4.21	4.01	4.09
Residential mortgage	244,077	220,678	213,268	3.63	3.71	3.79
RV and marine finance	39,243	—	—	5.67	—	—
Other consumer	78,737	41,866	28,824	10.62	8.71	7.30
Total consumer	1,093,417	885,265	848,304	3.94	3.74	3.84
Total loans and leases	2,188,248	1,768,886	1,686,394	3.81	3.64	3.71
Total earning assets	$2,674,521	$2,146,636	$2,004,012	3.50%	3.41%	3.47%
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits—interest-bearing	11,278	4,278	2,272	0.10	0.07	0.04
Total demand deposits	11,278	4,278	2,272	0.04	0.02	0.01
Money market deposits	45,411	43,406	42,156	0.24	0.22	0.24
Savings and other domestic deposits	15,337	7,340	8,779	0.19	0.14	0.17
Core certificates of deposit	12,961	20,646	26,998	0.56	0.79	0.81
Total core deposits	84,987	75,670	80,205	0.21	0.22	0.25
Other domestic time deposits of $250,000 or more	1,624	1,078	1,036	0.40	0.42	0.43
Brokered time deposits and negotiable CDs	15,125	4,767	4,728	0.43	0.17	0.22
Deposits in foreign offices	268	659	483	0.13	0.13	0.13
Total deposits	102,004	82,174	86,452	0.23	0.22	0.25
Short-term borrowings	5,140	1,584	2,940	0.34	0.12	0.11
Long-term debt	155,651	80,026	49,929	1.93	1.43	1.43
Total interest-bearing liabilities	262,795	163,784	139,321	0.48	0.37	0.34
Net interest income	$2,411,726	$1,982,852	$1,864,691
Net interest rate spread				3.02	3.04	3.13
Impact of noninterest-bearing funds on margin				0.14	0.11	0.10
Net interest margin				3.16%	3.15%	3.23%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

(3)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

2016 vs. 2015
Fully-taxable equivalent net interest income for 2016 increased $429 million, or 22%, from 2015. This reflected the impact of 21% earning asset growth, a 1 basis point increase in the NIM to 3.16%, partially offset by 22% interest-bearing liability growth.
Average earning assets increased $13.3 billion, or 21%, from the prior year, driven by:

•
$4.1 billion, or 30%, increase in average securities, primarily reflecting the FirstMerit acquisition, as well as the reinvestment of cash flows and additional investment in LCR Level 1 qualifying securities. The 2016 average balance also included $2.1 billion of direct purchase municipal instruments in our Commercial segment, up from $1.7 billion in the year-ago period.

•
$4.0 billion, or 20%, increase in average C&I loans and leases was impacted by the FirstMerit acquisition. The increase in average C&I loans and leases also reflects organic growth in equipment finance leases, automobile dealer floorplan lending, and corporate banking.

•
$1.8 billion, or 20%, increase in average automobile loans, which reflects continued strength in new and used automobile originations, while maintaining our underwriting consistency and discipline. This increase was also impacted by the FirstMerit acquisition and was partially offset by the $1.5 billion auto loan securitization during the 2016 fourth quarter.

Average noninterest-bearing demand deposits increased $2.7 billion, or 17%, while average total interest-bearing liabilities increased $9.8 billion, or 22%, primarily reflecting:

•	$4.4 billion, or 67%, increase in average interest-bearing demand deposits.

•	$2.8 billion, or 53%, increase in savings and other domestic deposits, reflecting continued banker focus across all segments on obtaining our customers' full deposit relationship.

•
$2.4 billion, or 44% increase in average long-term debt, reflecting the issuance of $2.0 billion of senior debt during 2016, as well as $0.5 billion of subordinate debt assumed during the acquisition of FirstMerit.

The 1 basis point increase in NIM primary reflected:

•
9 basis point positive impact from the mix and yield on earning assets, a 3 basis point increase in the benefit from noninterest-bearing funds, partially offset by an 11 basis point increase in funding costs.

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
The provision for credit losses in 2016 was $191 million, up $91 million, or 91%, from 2015. The higher provision expense was due to several factors, including the migration of the acquired loan portfolio to the originated portfolio, which requires a reserve build, portfolio growth and transitioning the FirstMerit portfolio to our reserve methodology. NCOs represented 19 basis points of average loans and leases, consistent with 2015, and below our long-term target of 35 to 55 basis points.
The provision for credit losses in 2015 was $100 million, up $19 million, or 23%, from 2014, reflecting a $37 million, or 30%, decrease in NCOs. The provision for credit losses in 2015 was $12 million more than total NCOs.

Noninterest Income
The following table reflects noninterest income for the past three years:

Table 7 - Noninterest Income
(dollar amounts in thousands)
	Year Ended December 31,
		Change from 2015			Change from 2014
	2016	Amount	Percent	2015	Amount	Percent	2014
Service charges on deposit accounts	$324,299	$43,950	16%	$280,349	$6,608	2%	$273,741
Cards and payment processing income	169,064	26,349	18	142,715	37,314	35	105,401
Mortgage banking income	128,257	16,404	15	111,853	26,966	32	84,887
Trust services	108,274	2,441	2	105,833	(10,139)	(9)	115,972
Insurance income	64,523	(741)	(1)	65,264	(209)	—	65,473
Brokerage income	61,834	1,629	3	60,205	(8,072)	(12)	68,277
Capital markets fees	59,527	5,911	11	53,616	9,885	23	43,731
Bank owned life insurance income	57,567	5,167	10	52,400	(4,648)	(8)	57,048
Gain on sale of loans	47,153	14,116	43	33,037	11,946	57	21,091
Securities gains (losses)	(84)	(828)	(111)	744	(16,810)	(96)	17,554
Other income	129,317	(3,397)	(3)	132,714	6,710	5	126,004
Total noninterest income	$1,149,731	$111,001	11%	$1,038,730	$59,551	6%	$979,179
2016 vs. 2015
Noninterest income increased $111 million, or 11%, from the prior year, primarily reflecting:

•	$44 million, or 16%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition.

•	$26 million, or 18%, increase in cards and payment processing income, due to higher card related income and underlying customer growth.

•	$16 million, or 15%, increase in mortgage banking income, reflecting a 24% increase in mortgage origination volume.

•
$14 million, or 43%, increase in gain on sale of loans primarily reflecting an increase of $6 million in SBA loan sales gains. In addition, there was a $7 million gain on non-relationship C&I and CRE loan sales, which was related to the balance sheet optimization strategy completed in the 2016 fourth quarter.

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

Noninterest Expense
(This section should be read in conjunction with Significant Items section.)

The following table reflects noninterest expense for the past three years:

Table 8 - Noninterest Expense
(dollar amounts in thousands)
	Year Ended December 31,
		Change from 2015			Change from 2014
	2016	Amount	Percent	2015	Amount	Percent	2014
Personnel costs	$1,349,124	$226,942	20%	$1,122,182	$73,407	7%	$1,048,775
Outside data processing and other services	304,743	73,390	32	231,353	18,767	9	212,586
Equipment	164,839	39,882	32	124,957	5,294	4	119,663
Net occupancy	153,090	31,209	26	121,881	(6,195)	(5)	128,076
Professional services	105,266	54,975	109	50,291	(9,264)	(16)	59,555
Marketing	62,957	10,744	21	52,213	1,653	3	50,560
Deposit and other insurance expense	54,107	9,498	21	44,609	(4,435)	(9)	49,044
Amortization of intangibles	30,456	2,589	9	27,867	(11,410)	(29)	39,277
Other expense	183,903	(16,652)	(8)	200,555	25,745	15	174,810
Total noninterest expense	$2,408,485	$432,577	22%	$1,975,908	$93,562	5%	$1,882,346
Number of employees (average full-time equivalent)	15,993	3,750	31%	12,243	370	3%	11,873

Impact of Significant Items:
	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Personnel costs	$76,020	$5,457	$19,850
Outside data processing and other services	46,467	4,365	5,507
Equipment	24,742	110	2,248
Net occupancy	14,772	4,587	11,153
Professional services	57,817	5,087	2,228
Marketing	5,520	28	1,357
Other expense	14,010	38,733	23,140
Total impact of significant items on noninterest expense	$239,348	$58,367	$65,483

Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Year Ended December 31,			Change from 2015		Change from 2014
(dollar amounts in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Personnel costs	1,273,104	1,116,725	1,028,925	156,379	14	87,800	9
Outside data processing and other services	258,276	226,988	207,079	31,288	14	19,909	10
Equipment	140,097	124,847	117,415	15,250	12	7,432	6
Net occupancy	138,318	117,294	116,923	21,024	18	371	—
Professional services	47,449	45,204	57,327	2,245	5	(12,123)	(21)
Marketing	57,437	52,185	49,203	5,252	10	2,982	6
Deposit and other insurance expense	54,107	44,609	49,044	9,498	21	(4,435)	(9)
Amortization of intangibles	30,456	27,867	39,277	2,589	9	(11,410)	(29)
Other expense	169,893	161,822	151,670	8,071	5	10,152	7
Total adjusted noninterest expense (Non-GAAP)	$2,169,137	$1,917,541	$1,816,863	$251,596	13%	$100,678	6%
2016 vs. 2015
Noninterest expense increased $433 million, or 22%, from 2015:

•
$227 million, or 20%, increase in personnel costs, primarily reflecting a 31% increase in the number of average full-time equivalent employees largely related to the in-store branch expansion and the addition of colleagues from FirstMerit.

•	$73 million, or 32%, increase in outside data processing and other services, primarily reflecting $46 million of acquisition-related expense and ongoing technology investments.

•	$55 million, or 109%, increase in professional services, primarily reflecting $58 million of acquisition-related expense.

•	$40 million, or 32%, increase in equipment expense, primarily reflecting $25 million of acquisition-related expense.

•	$31 million, or 26%, increase in net occupancy expense, primarily reflecting $15 million of acquisition-related expense.
Partially offset by:

•
$17 million, or 8%, decrease in other expense, primarily reflecting a $42 million reduction to litigation reserves which was mostly offset by a $40 million contribution in the 2016 fourth quarter to achieve the philanthropic plans related to FirstMerit.

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
Provision for Income Taxes
(This section should be read in conjunction with Note 17 of the Notes to Consolidated Financial Statements.)
2016 versus 2015
The provision for income taxes was $208 million for 2016 compared with a provision for income taxes of $221 million in 2015. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. As of December 31, 2016 and 2015 there was no valuation allowance on federal deferred taxes. In 2015, a $69 million reduction in the provision for federal income taxes was recorded for the portion of federal capital loss carryforward deferred tax asset that are more likely than not to be realized. In 2016 and 2015 there was essentially no change recorded in the provision for state income taxes, net of federal, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized. At December 31, 2016, we had a net federal deferred tax asset of $76 million and a net state deferred tax asset of $41 million.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
2015 versus 2014
The provision for income taxes was $221 million for 2015 compared with a provision for income taxes of $221 million in 2014. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. In 2015, a $69 million reduction in the provision for federal income taxes was recorded for the portion of federal deferred tax assets related to capital loss carryforwards that are more likely than not to be realized compared to a $27 million reduction in 2014. In 2015, there was essentially no change recorded in the provision for state income taxes, net of federal taxes, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized, compared to a $7 million reduction, net of federal taxes, in the 2014.
RISK MANAGEMENT AND CAPITAL
A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Governance section included in Item 1A and the Regulatory Matters section of Item 1 of this Form 10-K.
Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following sections.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our AFS and HTM securities portfolios (see Note 5 and Note 6 of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, based on our underwriting practices we believe this exposure is minimal. (see Note 1 of the Notes to Consolidated Financial Statements)
We continue to focus on the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. Our portfolio management resources demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.

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
Loan and Lease Credit Exposure Mix
At December 31, 2016, our loans and leases totaled $67.0 billion, representing a $16.6 billion, or 33%, increase compared to $50.3 billion at December 31, 2015.
Total commercial loans and leases were $35.4 billion at December 31, 2016, and represented 53% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified by product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):
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
Total consumer loans and leases were $31.6 billion at December 31, 2016, and represented 47% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 16% of the total exposure, with no individual state representing more than 5%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.

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

RV and marine finance – RV and marine finance loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 26 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 60% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including personal unsecured loans, overdraft balances, and credit cards.
The table below provides the composition of our total loan and lease portfolio:

Table 9 - Loan and Lease Portfolio Composition
(dollar amounts in millions)
	At December 31,
	2016		2015		2014		2013		2012
Ending Balances by Type:
Originated loans
Commercial:
Commercial and industrial	$21,631	41%	$20,560	41%	$19,033	40%	$17,594	41%	$16,971	42%
Commercial real estate:
Construction	979	2	1,031	2	875	2	557	1	648	2
Commercial	4,740	9	4,237	8	4,322	9	4,293	10	4,751	12
Commercial real estate	5,719	11	5,268	10	5,197	11	4,850	11	5,399	14
Total commercial	27,350	52	25,828	51	24,230	51	22,444	52	22,370	56
Consumer:
Automobile	9,619	18	9,481	19	8,690	18	6,639	15	4,634	11
Home equity	8,665	16	8,471	17	8,491	18	8,336	19	8,335	20
Residential mortgage	6,717	13	5,998	12	5,831	12	5,321	12	4,970	12
RV and marine finance	166	—	—	—	—	—	—	—	—	—
Other consumer	730	1	563	1	414	1	380	2	419	1
Total consumer	25,897	48	24,513	49	23,426	49	20,676	48	18,358	44
Total originated loans and leases	$53,247	100%	$50,341	100%	$47,656	100%	$43,120	100%	$40,728	100%

Acquired loans (1)
Commercial:
Commercial and industrial	$6,428	47%
Commercial real estate:
Construction	467	3
Commercial	1,115	8
Commercial real estate	1,582	11
Total commercial	8,010	58
Consumer:
Automobile	1,350	10
Home equity	1,441	11

Residential mortgage	1,008	7
RV and marine finance	1,680	12
Other consumer	226	2
Total consumer	5,705	42
Total acquired loans and leases	$13,715	100%

Total loans
Commercial:
Commercial and industrial	$28,059	42%	$20,560	41%	$19,033	40%	$17,594	41%	$16,971	42%
Commercial real estate:
Construction	1,446	2	1,031	2	875	2	557	1	648	2
Commercial	5,855	9	4,237	8	4,322	9	4,293	10	4,751	12
Commercial real estate	7,301	11	5,268	10	5,197	11	4,850	11	5,399	14
Total commercial	35,360	53	25,828	51	24,230	51	22,444	52	22,370	56
Consumer:
Automobile	10,969	16	9,481	19	8,690	18	6,639	15	4,634	11
Home equity	10,106	15	8,471	17	8,491	18	8,336	19	8,335	20
Residential mortgage	7,725	12	5,998	12	5,831	12	5,321	12	4,970	12
RV and marine finance	1,846	3	—	—	—	—	—	—	—	—
Other consumer	956	1	563	1	414	1	380	2	419	1
Total consumer	31,602	47	24,513	49	23,426	49	20,676	48	18,358	44
Total loans and leases	$66,962	100%	$50,341	100%	$47,656	100%	$43,120	100%	$40,728	100%

(1)	Represents loans from FirstMerit acquisition.

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

Table 10 - Loan and Lease Portfolio by Collateral Type
(dollar amounts in millions)
	At December 31,
	2016		2015		2014		2013		2012
Secured loans:
Real estate—commercial	$11,729	18%	$8,296	16%	$8,631	18%	$8,622	20%	$9,128	22%
Real estate—consumer	17,831	27	14,469	29	14,322	30	13,657	32	13,305	33
Vehicles, RV and marine	15,934	24	11,880	24	10,932	23	8,989	21	6,659	16
Receivables/Inventory	6,277	9	5,961	12	5,968	13	5,534	13	5,178	13
Machinery/Equipment	9,465	14	5,171	10	3,863	8	2,738	6	2,749	7
Securities/Deposits	1,305	2	974	2	964	2	786	2	826	2
Other	1,154	1	987	2	919	2	1,016	2	1,090	3
Total secured loans and leases	63,695	95	47,738	95	45,599	96	41,342	96	38,935	96
Unsecured loans and leases	3,267	5	2,603	5	2,057	4	1,778	4	1,793	4
Total loans and leases	$66,962	100%	$50,341	100%	$47,656	100%	$43,120	100%	$40,728	100%
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. We utilize a centralized preview and senior loan approval committee, led by our chief credit officer. The risk rating (see next paragraph), size, and complexity of the credit determines the threshold for approval of the senior loan committee with a minimum credit exposure of $10.0 million. For loans not requiring senior loan committee approval, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities in which we operate. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.
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
Substantially all loans categorized as Classified (see Note 4 of Notes to Consolidated Financial Statements) are managed by SAD. SAD is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
C&I PORTFOLIO
We manage the risks inherent in the C&I portfolio through origination policies, a defined loan concentration policy with established limits, on-going loan level reviews and portfolio level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for the C&I portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable. During 2016, the most volatile segment of the C&I portfolio was loans to borrowers supporting oil and gas exploration and production, and currently represents less than 1% of the total loan portfolio. While the energy industry remains a focus, the performance of the energy related portfolio has stabilized over the past three quarters.
The C&I portfolio continues to have solid origination activity as evidenced by its growth over the past 12 months and we maintain a focus on high quality originations. The loans added as a result of the FirstMerit acquisition have a very similar risk profile and composition to the legacy Huntington portfolio. The only material new geographic location is the Chicago market. Problem loans had trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. However, in the first quarter of 2016 C&I problem loans began to increase, primarily as a result of oil and gas exploration and production customers and the increase in overall C&I loan portfolio size. We have seen some improvement in the Energy portfolio risk profile since the 2016 first quarter. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
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
Collection actions by our customer assistance team are initiated as needed through a centrally managed collection and recovery function. We employ a series of collection methodologies designed to maintain a high level of effectiveness, while maximizing efficiency. In addition to the consumer loan portfolio, the customer assistance team is responsible for collection activity on all sold and securitized consumer loans and leases. Collection practices include a single contact point for the majority of the residential real estate secured portfolios.
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

Table 11 - Selected Home Equity and Residential Mortgage Portfolio Data
(dollar amounts in millions)
	Home Equity		Residential Mortgage
	December 31,
	2016	2015	2016	2015
Ending balance	$10,106	$8,471	$7,725	$5,998
Portfolio weighted-average LTV ratio (1)	75%	75%	75%	75%
Portfolio weighted-average FICO score (2)	760	760	748	752

	Home Equity		Residential Mortgage (3)
	Twelve months ended December 31,
	2016	2015	2016	2015
Originations	$2,717	$2,606	$1,878	$1,409
Origination weighted-average LTV ratio (1)	78%	77%	84%	83%
Origination weighted-average FICO score (2)	775	774	751	754

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)
Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted-average FICO scores reflect the customer credit scores at the time of loan origination.

(3)	Represents only owned-portfolio originations.

Home Equity Portfolio
Within the home equity portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2006, the standard product was a 10-year draw period with a balloon payment. In either case, after the 10-year draw period, the borrower must reapply, subject to full underwriting guidelines, to continue with the interest only revolving structure or begin repaying the debt in a term structure. The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in end of draw period risk. Our HELOC risk can be segregated into two distinct segments: (1) home equity lines-of-credit underwritten with a balloon payment at maturity acquired from FirstMerit and (2) home equity lines-of-credit with an automatic conversion to a 20-year amortizing loan. We manage this risk based on both the actual maturity date of the line-of-credit structure and at the end of the 10-year draw period. This risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to either maturity or the end of draw period. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment.

The table below summarizes our home equity line-of-credit portfolio by end of draw period described above:

Table 12 - Draw Schedule of Home Equity Line-of-Credit Portfolio
(dollar amounts in millions)

	December 31, 2016
	Amortizing	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Current Balance
First Lien	$94	$98	$255	$134	$168	$3,486	$4,235
Second Lien	380	220	256	115	127	2,403	3,501
Total Current Balance	$474	$318	$511	$249	$295	$5,889	$7,736
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
RV AND MARINE FINANCE PORTFOLIO
Our strategy in the RV and Marine portfolio focuses on high quality borrowers, combined with appropriate LTVs, terms, and profitability. Although entering new markets can be associated with increased risk levels, we believe our disciplined strategy and operational processes significantly mitigate these risks.
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
Credit quality performance in 2016, including the FirstMerit acquisition, reflected continued overall positive results. Total NCOs were $109 million or 0.19% of average total loans and leases. The ACL to total loans and leases ratio decreased by 23 basis points to 1.10%, due to the impact of the FirstMerit acquisition as acquired loans are recorded at fair value with no associated ALLL on the date of acquisition.
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
C&I and CRE loans (except for purchased credit impaired loans) are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $255 million of CRE and C&I-related NALs at December 31, 2016, $173 million, or 68%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are charged-off at 120-days past due.
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
The table reflects period-end NALs and NPAs detail for each of the last five years:

Table 13 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)
	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans and leases (NALs): (1)
Originated NALs
Commercial and industrial	$225,162	$175,195	$71,974	$56,615	$90,705
Commercial real estate	19,565	28,984	48,523	73,417	127,128
Automobile	4,696	6,564	4,623	6,303	7,823
Residential mortgage	83,159	94,560	96,564	119,532	122,452
RV and marine	—	—	—	—	—
Home equity	66,033	66,278	78,515	66,169	59,519
Other consumer	—	—	45	20	6
Total nonaccrual loans and leases	398,615	371,581	300,244	322,056	407,633
Other real estate, net:
Residential	23,326	24,194	29,291	23,447	21,378
Commercial	3,404	3,148	5,748	4,217	6,719
Total other real estate, net	26,730	27,342	35,039	27,664	28,097
Other NPAs(2)	6,968	—	2,440	2,440	10,045
Total nonperforming assets (4)	$432,313	$398,923	$337,723	$352,160	$445,775

Acquired NALs (5)
Commercial and industrial	$9,022
Commercial real estate	943
Automobile	1,070
Residential mortgage	7,343
RV and marine	245
Home equity	5,765
Other consumer	—
Total nonaccrual loans and leases	24,388
Other real estate, net:
Residential	7,606
Commercial	16,594
Total other real estate, net	24,200
Other NPAs(2)	—

Total nonperforming assets (4)	$48,588

Total NALs
Commercial and industrial	$234,184	$175,195	$71,974	$56,615	$90,705
Commercial real estate	20,508	28,984	48,523	73,417	127,128
Automobile	5,766	6,564	4,623	6,303	7,823
Residential mortgage	90,502	94,560	96,564	119,532	122,452
RV and marine	245	—	—	—	—
Home equity	71,798	66,278	78,515	66,169	59,519
Other consumer	—	—	45	20	6
Total nonaccrual loans and leases	423,003	371,581	300,244	322,056	407,633
Other real estate, net:
Residential	30,932	24,194	29,291	23,447	21,378
Commercial	19,998	3,148	5,748	4,217	6,719
Total other real estate, net	50,930	27,342	35,039	27,664	28,097
Other NPAs(2)	6,968	—	2,440	2,440	10,045
Total nonperforming assets (4)	$480,901	$398,923	$337,723	$352,160	$445,775

Nonaccrual loans and leases as a % of total loans and leases	0.63%	0.74%	0.63%	0.75%	1.00%
NPA ratio(3)	0.72	0.79	0.71	0.82	1.09

(1)	Excludes loans transferred to held-for-sale.

(2)	Other nonperforming assets represent an investment security backed by a municipal bond.

(3)	Nonperforming assets divided by the sum of loans and leases, net other real estate owned, and other NPAs.

(4)	Nonaccruing troubled debt restructured loans are included in the total nonperforming assets balance.

(5)	Represents loans from FirstMerit acquisition.
The $82 million, or 21%, increase in NPAs compared with December 31, 2015, primarily reflected:

•
$59 million, or 34%, increase in C&I NALs, with the majority of the increase in our energy related portfolios, noting that the performance of the energy portfolio has stabilized since the 2016 first quarter.

•	$24 million, or 86%, increase in OREO, predominantly associated with an increase in commercial properties from the FirstMerit acquisition.
Partially offset by declines in the Residential and CRE portfolios.

The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 14 - Accruing Past Due Loans and Leases
(dollar amounts in thousands)
	December 31,
	2016	2015	2014	2013	2012
Accruing loans and leases past due 90 days or more:
Commercial and industrial (1)	$18,148	$8,724	$4,937	$14,562	$26,648
Commercial real estate (2)	17,215	9,549	18,793	39,142	56,660
Automobile	10,182	7,162	5,703	5,055	4,418
Residential mortgage (excluding loans guaranteed by the U.S. Government)	15,074	14,082	33,040	2,469	2,718
RV and marine finance	1,462	—	—	—	—
Home equity	11,508	9,044	12,159	13,983	18,200
Other consumer	3,895	1,394	837	998	1,672
Total, excl. loans guaranteed by the U.S. Government	77,484	49,955	75,469	76,209	110,316
Add: loans guaranteed by U.S. Government	51,878	55,835	55,012	87,985	90,816
Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. Government	$129,362	$105,790	$130,481	$164,194	$201,132
Ratios:
Excluding loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.12%	0.10%	0.16%	0.18%	0.27%
Guaranteed by U.S. Government, as a percent of total loans and leases	0.08	0.11	0.12	0.20	0.22
Including loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.19	0.21	0.27	0.38	0.49

(1)	Amounts include Huntington Technology Finance administrative lease delinquencies and accruing purchase impaired loans related to acquisitions.

(2)	Amounts include accruing purchase impaired loans related to acquisitions.
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccruing TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Acquired, non-purchased credit impaired loans are only considered for TDR reporting for modifications made subsequent to acquisition. Over the past five quarters, the accruing component of the total TDR balance has been between 80% and 84% indicating there is no identified credit loss and the borrowers continue to make their monthly payments.  In fact, over 80% of the $513 million of accruing TDRs secured by residential real estate (Residential mortgage and Home Equity in Table 15) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs as presented in Table 16 come from the non-accruing TDR balances.

The following table presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 15 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in thousands)

	December 31,
	2016	2015	2014	2013	2012
TDRs—accruing:
Commercial and industrial	$210,119	$235,689	$116,331	$83,857	$76,586
Commercial real estate	76,844	115,074	177,156	204,668	208,901
Automobile	26,382	24,893	26,060	30,781	35,784
Home equity	269,709	199,393	252,084	188,266	110,581
Residential mortgage	242,901	264,666	265,084	305,059	290,011
RV and marine finance	—	—	—	—	—
Other consumer	3,780	4,488	4,018	1,041	2,544
Total TDRs—accruing	829,735	844,203	840,733	813,672	724,407
TDRs—nonaccruing:
Commercial and industrial	107,087	56,919	20,580	7,291	19,268
Commercial real estate	4,507	16,617	24,964	23,981	32,548
Automobile	4,579	6,412	4,552	6,303	7,823
Home equity	28,128	20,996	27,224	20,715	6,951
Residential mortgage	59,157	71,640	69,305	82,879	84,515
RV and marine finance	—	—	—	—	—
Other consumer	118	151	70	—	113
Total TDRs—nonaccruing	203,576	172,735	146,695	141,169	151,218
Total TDRs	$1,033,311	$1,016,938	$987,428	$954,841	$875,625
Our strategy is to structure TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically an individualized approach to repayment is established. In accordance with GAAP, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new or amended debt instrument, it is included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period.
The types of concessions granted for existing TDRs are consistent with those granted on new TDRs and include interest rate reductions, amortization or maturity date changes beyond what the collateral supports, and principal forgiveness based on the borrower’s specific needs at a point in time. Our policy does not limit the number of times a loan may be modified. A loan may be modified multiple times if it is considered to be in the best interest of both the borrower and us.
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
Any granted change in terms or conditions that are not readily available in the market for that borrower, requires the designation as a TDR. There are no provisions for the removal of the TDR designation based on payment activity for consumer loans. A loan may be returned to accrual status when all contractually due interest and principal has been paid and the borrower demonstrates the financial capacity to continue to pay as agreed, with the risk of loss diminished. During the 2016 third quarter, Huntington transferred $81 million of home equity TDRs from loans held for sale back to loans.

The following table reflects TDR activity during the periods indicated:

Table 16 - Troubled Debt Restructured Loan Activity
(dollar amounts in thousands)
	Year Ended December 31,
	2016	2015
TDRs—accruing: (3)
TDRs, beginning of period	$844,203	$840,733
New TDRs	543,006	731,783
Payments	(214,144)	(225,219)
Charge-offs	(3,547)	(5,816)
Sales	(18,801)	(14,204)
Transfer from (to) held-for-sale	74,424	(88,415)
Transfer to OREO	(435)	(668)
Restructured TDRs—accruing (1)	(289,745)	(297,688)
Restructured TDRs—nonaccruing (1)	—	—
Other (2)	(105,226)	(96,303)
TDRs, end of period	$829,735	$844,203

TDRs—nonaccruing: (3)
TDRs, beginning of period	$172,735	$146,695
New TDRs	134,708	162,917
Payments	(82,258)	(65,139)
Charge-offs	(34,605)	(37,675)
Sales	(1,445)	(2,858)
Transfer from (to) held-for-sale	6,656	(8,371)
Transfer to OREO	(10,140)	(9,444)
Restructured TDRs—accruing (1)	—	—
Restructured TDRs—nonaccruing (1)	(42,937)	(98,474)
Other (2)	60,862	85,084
TDRs, end of period	$203,576	$172,735

	Year Ended December 31,
	2016	2015	2014	2013	2012
Total TDRs, beginning of period (3)	$1,016,938	$987,428	$954,841	$875,625	$805,650
New TDRs	677,714	894,700	667,315	611,556	597,425
Payments	(296,402)	(290,358)	(252,285)	(191,367)	(191,035)
Charge-offs	(38,152)	(43,491)	(35,150)	(29,897)	(81,115)
Sales	(20,246)	(17,062)	(23,424)	(11,164)	(13,787)
Transfer from (to) held-for-sale	81,080	(96,786)	—	—	—
Transfer to OREO	(10,575)	(10,112)	(12,668)	(8,242)	(21,709)
Restructured TDRs—accruing (1)	(289,745)	(297,688)	(243,225)	(211,131)	(153,583)
Restructured TDRs—nonaccruing (1)	(42,937)	(98,474)	(45,705)	(26,772)	(63,080)
Other	(44,364)	(11,219)	(22,271)	(53,767)	(3,141)
Total TDRs, end of period	$1,033,311	$1,016,938	$987,428	$954,841	$875,625

(1)	Represents existing TDRs that were underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

(2)	Primarily includes transfers between accruing and nonaccruing categories.

(3)	Effective 2015, we began tracking accruing and non-accruing TDR information.
ACL
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (see Note 1 of the Notes to Consolidated Financial Statements)
The acquired loans were recorded at their fair value as of the acquisition date and the prior ALLL was eliminated. An ALLL for acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance increased year over year, all of the relevant benchmarks remain strong.

The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 17 - Summary of Allowance for Credit Losses
(dollar amounts in thousands)
	Year Ended December 31,
	2016	2015	2014	2013	2012
ALLL, beginning of year	$597,843	$605,196	$647,870	$769,075	$964,828
Loan and lease charge-offs
Commercial:
Commercial and industrial	(76,802)	(79,724)	(76,654)	(45,904)	(101,475)
Commercial real estate:
Construction	(2,124)	(1,843)	(5,626)	(9,585)	(12,131)
Commercial	(12,988)	(16,233)	(19,078)	(59,927)	(105,920)
Commercial real estate	(15,112)	(18,076)	(24,704)	(69,512)	(118,051)
Total commercial	(91,914)	(97,800)	(101,358)	(115,416)	(219,526)
Consumer:
Automobile	(49,541)	(36,489)	(31,330)	(23,912)	(26,070)
Home equity	(25,527)	(36,481)	(54,473)	(98,184)	(124,286)
Residential mortgage	(10,851)	(15,696)	(25,946)	(34,236)	(52,228)
RV and marine finance	(2,769)	—	—	—	—
Other consumer	(46,712)	(31,415)	(33,494)	(34,568)	(33,090)
Total consumer	(135,400)	(120,081)	(145,243)	(190,900)	(235,674)
Total charge-offs	(227,314)	(217,881)	(246,601)	(306,316)	(455,200)
Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	31,687	51,800	44,531	29,514	37,227
Commercial real estate:
Construction	4,208	2,667	4,455	3,227	4,090
Commercial	37,243	31,952	29,616	41,431	35,532
Total commercial real estate	41,451	34,619	34,071	44,658	39,622
Total commercial	73,138	86,419	78,602	74,172	76,849
Consumer:
Automobile	17,550	16,198	13,762	13,375	16,628
Home equity	16,523	16,631	17,526	15,921	7,907
Residential mortgage	5,027	5,570	6,194	7,074	4,305
RV and marine finance	481	—	—	—	—
Other consumer	5,699	5,270	5,890	7,108	7,049
Total consumer	45,280	43,669	43,372	43,478	35,889
Total recoveries	118,418	130,088	121,974	117,650	112,738
Net loan and lease charge-offs	(108,896)	(87,793)	(124,627)	(188,666)	(342,462)
Provision for loan and lease losses	169,407	88,679	83,082	67,797	155,193
Allowance for assets sold and securitized or transferred to loans held for sale	(19,941)	(8,239)	(1,129)	(336)	(8,484)
ALLL, end of year	638,413	597,843	605,196	647,870	769,075
AULC, beginning of year	72,081	60,806	62,899	40,651	48,456
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	21,395	11,275	(2,093)	22,248	(7,805)
AULC recorded at acquisition	4,403	—	—	—	—
AULC, end of year	97,879	72,081	60,806	62,899	40,651
ACL, end of year	$736,292	$669,924	$666,002	$710,769	$809,726

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 18 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)
	December 31,
	2016		2015		2014		2013		2012
ACL
Originated loans
Commercial
Commercial and industrial	$324,737	41%	$298,746	41%	$286,995	40%	$265,801	41%	$241,051	42%
Commercial real estate	95,483	11	100,007	10	102,839	11	162,557	11	285,369	14
Total commercial	420,220	52	398,753	51	389,834	51	428,358	52	526,420	56
Consumer
Automobile	47,970	18	49,504	19	33,466	18	31,053	15	34,979	11
Home equity	65,474	16	83,671	17	96,413	18	111,131	19	118,764	20
Residential mortgage	30,986	13	41,646	12	47,211	12	39,577	12	61,658	12
RV and marine finance	832	—	—	—	—	—	—	—	—	—
Other consumer	34,233	1	24,269	1	38,272	1	37,751	2	27,254	1
Total consumer	179,495	48	199,090	49	215,362	49	219,512	48	242,655	44
Total ALLL	599,715	100%	597,843	100%	605,196	100%	647,870	100%	769,075	100%
AULC	81,299		72,081		60,806		62,899		40,651
Total ACL	$681,014		$669,924		$666,002		$710,769		$809,726

Acquired loans (2)
Commercial
Commercial and industrial	$30,687	47%
Commercial real estate	184	11
Total commercial	30,871	58
Consumer
Automobile	—	10
Home equity	—	11
Residential mortgage	2,412	7
RV and marine finance	4,479	12
Other consumer	936	2
Total consumer	7,827	42
Total ALLL	38,698	100%
AULC	16,580
Total ACL	$55,278

Total loans
Commercial
Commercial and industrial	$355,424	42%	$298,746	41%	$286,995	40%	$265,801	41%	$241,051	42%
Commercial real estate	95,667	11	100,007	10	102,839	11	162,557	11	285,369	14
Total commercial	451,091	53	398,753	51	389,834	51	428,358	52	526,420	56
Consumer
Automobile	47,970	16	49,504	19	33,466	18	31,053	15	34,979	11
Home equity	65,474	15	83,671	17	96,413	18	111,131	19	118,764	20
Residential mortgage	33,398	12	41,646	12	47,211	12	39,577	12	61,658	12
RV and marine finance	5,311	3	—	—	—	—	—	—	—	—
Other consumer	35,169	1	24,269	1	38,272	1	37,751	2	27,254	1
Total consumer	187,322	47	199,090	49	215,362	49	219,512	48	242,655	44
Total ALLL	638,413	100%	597,843	100%	605,196	100%	647,870	100%	769,075	100%
AULC	97,879		72,081		60,806		62,899		40,651
Total ACL	$736,292		$669,924		$666,002		$710,769		$809,726
Total ALLL as % of:

Total loans and leases	0.95%	1.19%	1.27%	1.50%	1.89%
Nonaccrual loans and leases	151	161	202	201	189
NPAs	133	150	179	184	173
Total ACL as % of:
Total loans and leases	1.10%	1.33%	1.40%	1.65%	1.99%
Nonaccrual loans and leases	174	180	222	221	199
NPAs	153	168	197	202	182

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

(2)	Represents loans from FirstMerit acquisition.

The $66 million, or 10%, increase in the ACL compared with December 31, 2015, was driven by:

•
$57 million, or 19%, increase in the ALLL of the C&I portfolio was primary driven by the impact of the acquisition and loan growth within the portfolio along with an increase in NALs within our energy related portfolios.

•	$26 million, or 36%, increase in the AULC driven primarily by acquired commercial exposures.

•	$11 million, or 45%, increase in the ALLL of the other consumer portfolio driven primarily by growth within the credit card portfolio.
Partially offset by:

•	$18 million, or 22%, decline in the ALLL of the home equity portfolio. The decline was driven by a reduction in delinquent and nonaccrual loans.

•	$8 million, or 20%, decline in the ALLL of the residential mortgage portfolio, also driven by a reduction in delinquency rates within the portfolio.
The ACL to total loans declined to 1.10% at December 31, 2016, compared to 1.33% at December 31, 2015. The reduction in the ratio can be attributed directly to the acquisition of the FirstMerit loan portfolio. We believe the ratio is appropriate given the risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans. Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.
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
C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans, RV and marine finance, and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

The following table reflects NCO detail for each of the last five years:

Table 19 - Net Loan and Lease Charge-offs
(dollar amounts in thousands)
	Year Ended December 31,
	2016 (2)	2015	2014	2013	2012
Net charge-offs by loan and lease type:
Originated Loans
Commercial:
Commercial and industrial	$43,929	$27,924	$32,123	$16,390	$64,248
Commercial real estate:
Construction	(2,084)	(824)	1,171	6,358	8,041
Commercial	(24,460)	(15,719)	(10,538)	18,496	70,388
Commercial real estate	(26,544)	(16,543)	(9,367)	24,854	78,429
Total commercial	17,385	11,381	22,756	41,244	142,677
Consumer:
Automobile	27,057	20,291	17,568	10,537	9,442
Home equity	8,073	19,850	36,947	82,263	116,379
Residential mortgage	5,560	10,126	19,752	27,162	47,923
RV and marine finance	—	—	—	—	—
Other consumer	38,627	26,145	27,604	27,460	26,041
Total consumer	79,317	76,412	101,871	147,422	199,785
Total originated net charge-offs	$96,702	$87,793	$124,627	$188,666	$342,462

Acquired loans (1)
Commercial:
Commercial and industrial	$1,186
Commercial real estate:
Construction	—
Commercial	205
Commercial real estate	205
Total commercial	1,391
Consumer:
Automobile	4,934
Home equity	931
Residential mortgage	264
RV and marine finance	2,288
Other consumer	2,386
Total consumer	10,803
Total acquired net charge-offs	$12,194

Total Loans
Commercial:
Commercial and industrial	$45,115	$27,924	$32,123	$16,390	$64,248
Commercial real estate:
Construction	(2,084)	(824)	1,171	6,358	8,041
Commercial	(24,255)	(15,719)	(10,538)	18,496	70,388
Commercial real estate	(26,339)	(16,543)	(9,367)	24,854	78,429
Total commercial	18,776	11,381	22,756	41,244	142,677
Consumer:
Automobile	31,991	20,291	17,568	10,537	9,442
Home equity	9,004	19,850	36,947	82,263	116,379

Residential mortgage	5,824	10,126	19,752	27,162	47,923
RV and marine finance	2,288	—	—	—	—
Other consumer	41,013	26,145	27,604	27,460	26,041
Total consumer	90,120	76,412	101,871	147,422	199,785
Total net charge-offs	$108,896	$87,793	$124,627	$188,666	$342,462

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.19%	0.14%	0.18%	0.10%	0.40%
Commercial real estate:
Construction	(0.19)	(0.08)	0.16	1.10	1.38
Commercial	(0.49)	(0.37)	(0.25)	0.42	1.35
Commercial real estate	(0.44)	(0.32)	(0.19)	0.49	1.36
Total commercial	0.06	0.05	0.10	0.19	0.66
Consumer:
Automobile	0.30	0.23	0.23	0.19	0.21
Home equity	0.10	0.23	0.44	0.99	1.40
Residential mortgage	0.09	0.17	0.35	0.52	0.92
RV and marine finance	0.33	—	—	—	—
Other consumer	5.53	5.44	6.99	6.30	5.72
Total consumer	0.32	0.32	0.46	0.75	1.08
Net charge-offs as a % of average loans	0.19%	0.18%	0.27%	0.45%	0.85%

(1)	Represents loans from FirstMerit acquisition.

(2)	Amounts presented above exclude write-downs of loans transferred to loans held-for-sale.
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
2016 versus 2015
NCOs increased $21 million, or 24%, in 2016. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

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

Table 20 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-2.0%	-4.0%
December 31, 2016	-1.0%	2.7%	5.6%
December 31, 2015	-0.3%	0.7%	0.3%
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

Our NII at Risk is within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported shows that our earnings are more asset sensitive at December 31, 2016 than at December 31, 2015, as a result of the $4.9 billion notional value reduction in asset receive-fixed cash flow swaps, the introduction of new non-maturity deposit models in the 2016 first quarter, and the FirstMerit acquisition in the third quarter.
As of December 31, 2016, we had $10.8 billion of notional value in receive-fixed cash flow swaps, which we use for asset and liability management purposes. At December 31, 2016, the following table shows the expected maturity for asset and liability receive-fixed cash flow swaps:

Table 21 - Expected Maturity for Asset and Liability Receive-Fixed Cash Flow Swaps
(dollar amounts in thousands)	Asset receive fixed-generic cash flow swaps	Liability receive fixed-generic cash flow swaps
2017	$3,250,000	$500,000
2018	75,000	2,610,000
2019	—	575,000
2020	—	1,300,000
2021	—	990,000
2022	—	1,000,000
Thereafter	—	500,000

Table 22 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-5.0%	-12.0%
December 31, 2016	-0.6%	0.9%	0.2%
December 31, 2015	-0.4%	0.5%	-2.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many deposit costs reach zero percent.
We are within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE depicts a moderate level of long-term interest rate risk, which indicates the balance sheet is positioned favorably for rising interest rates.
MSRs
(This section should be read in conjunction with Note 7 of Notes to the Consolidated Financial Statements.)
At December 31, 2016, we had a total of $186 million of capitalized MSRs representing the right to service $18.9 billion in mortgage loans. Of this $186 million, $13.7 million was recorded using the fair value method and $172.5 million was recorded using the amortization method.
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
MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in servicing rights in the Consolidated Financial Statements.

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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 94% of total deposits at December 31, 2016. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $15.0 billion as of December 31, 2016. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress scenario. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
Available-for-sale and other securities portfolio
(This section should be read in conjunction with Note 5 of the Notes to Consolidated Financial Statements.)
Our investment securities portfolio is evaluated under established asset/liability management objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
The composition and maturity of the portfolio is presented on the following two tables:

Table 23 - Available-for-sale and other securities Portfolio Summary at Fair Value
(dollar amounts in thousands)	At December 31,
	2016	2015	2014
U.S. Treasury, Federal agency, and other agency securities	$10,752,381	$4,643,073	$5,679,696
Other	4,810,456	4,132,368	3,704,974
Total available-for-sale and other securities	$15,562,837	$8,775,441	$9,384,670
Duration in years (1)	4.7	5.2	3.9

(1)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 24 - Available-for-sale and other securities Portfolio Composition and Maturity
(dollar amounts in thousands)	At December 31, 2016
Amortized

	Cost	Fair Value	Yield (1)
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$4,978	$4,988	1.12%
After 1 year through 5 years	502	509	1.94
After 5 years through 10 years	—	—	—
After 10 years	—	—	—
Total U.S. Treasury	5,480	5,497	1.20
Federal agencies: mortgage-backed securities:
1 year or less	—	—	—
After 1 year through 5 years	46,591	46,762	2.72
After 5 years through 10 years	173,941	176,404	2.90
After 10 years	10,630,929	10,450,176	2.22
Total Federal agencies: mortgage-backed securities	10,851,461	10,673,342	2.24
Other agencies:
1 year or less	4,302	4,367	3.39
After 1 year through 5 years	5,092	5,247	3.00
After 5 years through 10 years	63,618	63,928	2.48
After 10 years	—	—	—
Total other agencies	73,012	73,542	2.57
Total U.S. Treasury, Federal agency, and other agency securities	10,929,953	10,752,381	—
Municipal securities:
1 year or less	169,636	166,887	3.70
After 1 year through 5 years	933,893	933,903	3.36
After 5 years through 10 years	1,463,459	1,464,583	3.58
After 10 years	693,440	684,684	4.28
Total municipal securities	3,260,428	3,250,057	3.68
Private-label CMO:			—
1 year or less	—	—	—
After 1 year through 5 years	—	—	3.19
After 5 years through 10 years	—	—	—
After 10 years	—	—	3.21
Total private-label CMO	—	—	3.21
Asset-backed securities:
1 year or less	—	—	—
After 1 year through 5 years	80,700	80,560	2.54
After 5 years through 10 years	223,352	224,565	2.80
After 10 years	520,072	488,356	2.93
Total asset-backed securities	824,124	793,481	2.86
Corporate debt:
1 year or less	43,223	43,603	4.29
After 1 year through 5 years	78,430	80,196	3.74
After 5 years through 10 years	32,523	32,865	3.66
After 10 years	40,361	42,019	3.15
Total corporate debt	194,537	198,683	3.73
Other:
1 year or less	1,650	1,650	2.39

After 1 year through 5 years	2,302	2,283	2.76
After 5 years through 10 years	—	—	N/A
After 10 years	10	10	N/A
Non-marketable equity securities (2)	547,704	547,704	3.17
Mutual funds	15,286	15,286	N/A
Marketable equity securities (3)	861	1,302	N/A
Total other	567,813	568,235	3.07
Total available-for-sale and other securities	$15,776,855	$15,562,837	2.61%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.

(2)
Consists of FHLB and FRB restricted stock holding carried at par. For 2016, the Federal Reserve reduced the dividend rate on FRB stock from 6% to 2.45%, the current 10-year Treasury rate for banks with more than $10 billion in assets.

(3)	Consists of certain mutual fund and equity security holdings.
Investment securities portfolio
The expected weighted average maturities of our AFS and HTM portfolios are significantly shorter than their contractual maturities as reflected in Note 5 and Note 6 of the Notes to Consolidated Financial Statements. Particularly regarding the MBS and ABS, prepayments of principal and interest that historically occur in advance of scheduled maturities will shorten the expected life of these portfolios. The expected weighted average maturities, which take into account expected prepayments of principal and interest under existing interest rate conditions, are shown in the following table:

Table 25 - Expected Life of Investment Securities
(dollar amounts in thousands)	At December 31, 2016
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$394,532	$389,422	$11,479	$11,469
After 1 year through 5 years	4,135,992	4,131,335	2,544,725	2,534,949
After 5 years through 10 years (1)	9,895,629	9,709,394	5,244,564	5,234,948
After 10 years	786,442	767,986	6,171	5,902
Other securities	564,260	564,700	—	—
Total	$15,776,855	$15,562,837	$7,806,939	$7,787,268

(1) The average duration of the securities with an average life of 5 years to 10 years is 5.28 years
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At December 31, 2016, these core deposits funded 72% of total assets (107% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances and were $23 million and $16 million at December 31, 2016 and December 31, 2015, respectively.
The following tables reflect contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs as well as other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2016.

Table 26 - Maturity Schedule of time deposits, brokered deposits, and negotiable CDs
(dollar amounts in millions)	At December 31, 2016
	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$3,770	$60	$145	$203	$4,178
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$3,938	$170	$350	$438	$4,896

The following table reflects deposit composition detail for each of the last three years:

Table 27 - Deposit Composition
(dollar amounts in millions)	At December 31,
	2016		2015		2014
By Type:
Demand deposits—noninterest-bearing	$22,836	30%	$16,480	30%	$15,393	30%
Demand deposits—interest-bearing	15,676	21	7,682	14	6,248	12
Money market deposits	18,407	24	19,792	36	18,986	37
Savings and other domestic deposits	11,975	16	5,246	9	5,048	10
Core certificates of deposit	2,535	3	2,382	4	2,936	5
Total core deposits:	71,429	94	51,582	93	48,612	94
Other domestic deposits of $250,000 or more	394	1	501	1	198	—
Brokered deposits and negotiable CDs	3,784	5	2,944	5	2,522	5
Deposits in foreign offices	—	—	268	1	401	1
Total deposits	$75,608	100%	$55,295	100%	$51,733	100%
Total core deposits:
Commercial	$31,887	45%	$24,474	47%	$19,982	44%
Consumer	39,542	55	27,108	53	25,355	56
Total core deposits	$71,429	100%	$51,582	100%	$45,337	100%
The following table reflects short-term borrowings detail for each of the last three years:

Table 28 - Federal Funds Purchased and Repurchase Agreements
(dollar amounts in millions)	At December 31,
	2016	2015	2014
Weighted average interest rate at year-end
Federal Funds purchased and securities sold under agreements to repurchase	0.35%	0.13%	0.08%
Federal Home Loan Bank advances	0.65	—	0.14
Other short-term borrowings	0.66	0.27	1.11
Maximum amount outstanding at month-end during the year
Federal Funds purchased and securities sold under agreements to repurchase	$1,537	$1,120	$1,491
Federal Home Loan Bank advances	2,425	1,850	2,375
Other short-term borrowings	64	43	56
Average amount outstanding during the year
Federal Funds purchased and securities sold under agreements to repurchase	$690	$784	$987
Federal Home Loan Bank advances	822	542	1,753
Other short-term borrowings	18	20	21
Weighted average interest rate during the year
Federal Funds purchased and securities sold under agreements to repurchase	0.14%	0.06%	0.07%
Federal Home Loan Bank advances	0.44	0.16	0.06
Other short-term borrowings	2.86	1.17	1.63
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

Table 29 - Federal Reserve Bank and FHLB Borrowing Capacity

(dollar amounts in billions)	At December 31,
	2016	2015
Loans and securities pledged:
Federal Reserve Bank	$10.0	$8.3
FHLB	9.7	9.2
Total loans and securities pledged	$19.7	$17.5
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$14.1	$13.6
(For further information related to debt issuances please see Note 11 of the Notes to Consolidated Financial Statements.)
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization, or sale.  Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, and long-term debt. At December 31, 2016, total wholesale funding was $16.2 billion, an increase from $11.4 billion at December 31, 2015. The increase from prior year-end primarily relates to an increase in short-term borrowings, brokered time deposits and negotiable CDs, and long-term debt, partially offset by a decrease in deposits in foreign offices and domestic time deposits of $250,000 or more.
Liquidity Coverage Ratio
At December 31, 2016, we believe the Bank had sufficient liquidity to be in compliance with the LCR requirements and to meet its cash flow obligations for the foreseeable future.

Table 30 - Maturity Schedule of Commercial Loans
(dollar amounts in millions)	At December 31, 2016
	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$6,557	$16,805	$4,697	$28,059	79%
Commercial real estate—construction	536	823	87	1,446	4
Commercial real estate—commercial	1,374	3,465	1,016	5,855	17
Total	$8,467	$21,093	$5,800	$35,360	100%
Variable-interest rates	$7,170	$16,487	$3,419	$27,076	77%
Fixed-interest rates	1,297	4,606	2,381	8,284	23
Total	$8,467	$21,093	$5,800	$35,360	100%
Percent of total	24%	60%	16%	100%
At December 31, 2016, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $5.0 billion. There were no securities of a non-governmental single issuer that exceeded 10% of shareholders’ equity at December 31, 2016.
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
At December 31, 2016 and December 31, 2015, the parent company had $1.8 billion and $0.9 billion, respectively, in cash and cash equivalents. The increase primarily relates to 2016 issuances of long-term debt and preferred stock.

On January 18, 2017, the board of directors declared a quarterly common stock cash dividend of $0.08 per common share. The dividend is payable on April 3 2017, to shareholders of record on March 20, 2017. Based on the current quarterly dividend of $0.08 per common share, cash demands required for common stock dividends are estimated to be approximately $87 million per quarter. On January 18, 2017, the board of directors declared a quarterly Series A, Series, B, Series, C, and Series D Preferred Stock dividend payable on April 17, 2017 to shareholders of record on April 1, 2017. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $8 million per quarter. Cash demands required for Series B Preferred Stock are expected to be less than $1 million per quarter. Cash demands required for Series C Preferred Stock are expected to be approximately $2 million per quarter. Cash demands required for Series D Preferred Stock are expected to be approximately $9 million per quarter.
During the fourth quarter, the Bank declared a return of capital to the holding company of $225 million payable in the 2017 first quarter. To help meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time. In April 2016, the Bank issued $490 million of preferred stock to the holding company. In the 2016 third and fourth quarter, the Bank declared and paid a preferred dividend of $7 million to the holding company.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 21 for more information.

INTEREST RATE SWAPS
Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans. See Note 19 for more information.
STANDBY LETTERS-OF-CREDIT
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 21 for more information.
COMMITMENTS TO SELL LOANS
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we have commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 21 for more information.
We believe that off-balance sheet arrangements are properly considered in our liquidity risk management process.

Table 31 - Contractual Obligations (1)
(dollar amounts in millions)	At December 31, 2016
	One Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$67,786	$—	$—	$—	$67,786
Certificates of deposit and other time deposits	4,498	1,839	1,164	321	7,822
Short-term borrowings	3,693	—	—	—	3,693
Long-term debt	814	3,385	2,426	1,758	8,383
Operating lease obligations	59	102	76	152	389
Purchase commitments	96	112	34	16	258

(1)	Amounts do not include associated interest payments.
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

Capital
(This section should be read in conjunction with the Regulatory Matters section included in Part 1, Item 1 and Note 22 of the Notes to Consolidated Financial Statements.)
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

Table 32 - Capital Under Current Regulatory Standards (transitional Basel III basis) (Non-GAAP)
(dollar amounts in millions, except per share amounts)
	At December 31,
	2016	2015
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$10,308	$6,595
Regulatory capital adjustments:
Shareholders’ preferred equity and related surplus	(1,076)	(386)
Accumulated other comprehensive loss (income) offset	401	226
Goodwill and other intangibles, net of taxes	(2,126)	(695)
Deferred tax assets that arise from tax loss and credit carryforwards	(21)	(19)
Common equity tier 1 capital	7,486	5,721
Additional tier 1 capital
Shareholders’ preferred equity	1,076	386
Qualifying capital instruments subject to phase-out	—	76
Other	(15)	(29)
Tier 1 capital	8,547	6,154
LTD and other tier 2 qualifying instruments	932	563
Qualifying allowance for loan and lease losses	736	670
Tier 2 capital	1,668	1,233
Total risk-based capital	$10,215	$7,387
Risk-weighted assets (RWA)	$78,263	$58,420
Common equity tier 1 risk-based capital ratio	9.56%	9.79%
Other regulatory capital data:
Tier 1 leverage ratio	8.70	8.79
Tier 1 risk-based capital ratio	10.92	10.53
Total risk-based capital ratio	13.05	12.64
Tangible common equity / RWA ratio	8.92	9.41

Table 33 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)
	At December 31,
	2016	2015
Consolidated capital calculations:
Common shareholders’ equity	$9,237	$6,209
Preferred shareholders’ equity	1,071	386
Total shareholders’ equity	10,308	6,595
Goodwill	(1,993)	(677)
Other intangible assets	(402)	(55)
Other intangible asset deferred tax liability (1)	141	19
Total tangible equity	8,054	5,882
Preferred shareholders’ equity	(1,071)	(386)
Total tangible common equity	$6,983	$5,496
Total assets	$99,714	$71,018
Goodwill	(1,993)	(677)
Other intangible assets	(402)	(55)
Other intangible asset deferred tax liability (1)	141	19
Total tangible assets	$97,460	$70,305
Tangible equity / tangible asset ratio	8.26%	8.37%
Tangible common equity / tangible asset ratio	7.16	7.82

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past two years:

Table 34 - Regulatory Capital Data (1)
(dollar amounts in millions)
		At December 31,
		Basel III
		2016	2015
Total risk-weighted assets	Consolidated	$78,263	$58,420
	Bank	78,242	58,351
Common equity tier 1 risk-based capital	Consolidated	7,486	5,721
	Bank	8,153	5,519
Tier 1 risk-based capital	Consolidated	8,547	6,154
	Bank	9,086	5,735
Tier 2 risk-based capital	Consolidated	1,668	1,233
	Bank	1,732	1,115
Total risk-based capital	Consolidated	10,215	7,387
	Bank	10,818	6,851
Tier 1 leverage ratio	Consolidated	8.70%	8.79%
	Bank	9.29	8.21
Common equity tier 1 risk-based capital ratio	Consolidated	9.56	9.79
	Bank	10.42	9.46
Tier 1 risk-based capital ratio	Consolidated	10.92	10.53
	Bank	11.61	9.83
Total risk-based capital ratio	Consolidated	13.05	12.64
	Bank	13.83	11.74
All capital ratios were impacted by the $1.3 billion of goodwill created and the issuance of $2.8 billion of common stock as part of the FirstMerit acquisition. The regulatory Tier 1 risk-based and total risk-based capital ratios benefited from the issuance of $400 million and $200 million of Class D preferred equity during the 2016 first and second quarters, respectively, and the issuance of $100 million of Class C preferred equity during the 2016 third quarter in exchange for FirstMerit preferred equity in conjunction with the acquisition. The total risk-based capital ratio was impacted by the repurchase of $40 million of trust preferred securities during the 2016 fourth quarter and $20 million of trust preferred securities during the 2016 third quarter, both of which were executed under the de minimis clause of the Federal Reserve's CCAR rules. In addition, $5 million of trust preferred securities were acquired in the FirstMerit acquisition and subsequently were redeemed.
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
Shareholders’ equity totaled $10.3 billion at December 31, 2016, an increase of $3.7 billion when compared with December 31, 2015. In connection with the FirstMerit merger, during the 2016 third quarter, we issued $2.8 billion of common stock and $0.1 billion of preferred stock. During the 2016 first and second quarter, we issued $400 million and $200 million of preferred stock, respectively. Costs of $15 million related to the issuances are reported as a direct deduction from the face amount of the stock.
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
Share Repurchases
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our annual capital plan. Our capital plan continues the previously announced suspension of our share repurchase program. There were no common shares repurchased during 2016.

BUSINESS SEGMENT DISCUSSION
Overview
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have five major business segments: Consumer and Business Banking, Commercial Banking, Commercial Real Estate and Vehicle Finance (CREVF), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
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

Net Income by Business Segment
Net income by business segment for the past three years is presented in the following table:

Table 35 - Net Income (Loss) by Business Segment

(dollar amounts in thousands)	Year ended December 31,
	2016	2015	2014
Consumer and Business Banking	$358,146	$236,298	$172,199
Commercial Banking	197,375	198,008	152,653
CREVF	203,029	164,830	196,377
RBHPCG	68,504	37,861	22,010
Home Lending	17,837	(6,561)	(19,727)
Treasury / Other	(133,070)	62,521	108,880
Net income	$711,821	$692,957	$632,392
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the five business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.
The net loss reported by the Treasury / Other function reflected a combination of factors:

•	The impact of our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity.

•
$282 million of FirstMerit acquisition-related expense, $42 million reduction to litigation reserves, certain corporate administrative, and other miscellaneous expenses not allocated to other business segments.

•
The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Consumer and Business Banking

Table 36 - Key Performance Indicators for Consumer and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2015
	2016	2015	Amount	Percent	2014
Net interest income	$1,272,713	$1,027,950	$244,763	24%	$912,992
Provision for credit losses	71,945	42,777	29,168	68	75,529
Noninterest income	558,811	478,142	80,669	17	409,746
Noninterest expense	1,208,585	1,099,779	108,806	10	982,288
Provision for income taxes	192,848	127,238	65,610	52	92,722
Net income	$358,146	$236,298	$121,848	52%	$172,199
Number of employees (average full-time equivalent)	6,488	5,776	712	12%	5,239
Total average assets (in millions)	$17,963	$15,571	$2,392	15	$14,861
Total average loans/leases (in millions)	15,187	13,581	1,606	12	13,034
Total average deposits (in millions)	36,442	30,200	6,242	21	29,023
Net interest margin	3.58%	3.47%	0.11%	3	3.19%
NCOs	$70,139	$62,729	$7,410	12	$90,628
NCOs as a % of average loans and leases	0.46%	0.46%	—%	—%	0.70%

2016 vs. 2015
Consumer and Business Banking reported net income of $358 million in 2016. This was an increase of $122 million, or 52%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$6.2 billion, or 21%, increase in total average deposits and a 10 basis point increase in deposit spreads, as a result of an increase in the FTP rates assigned to deposits.

•
$1.6 billion or 12%, increase in total average loans combined with an 18 basis point increase in loan spreads, as a result of a reduction in the FTP rates assigned to loans and improved effective rates.

The increase in the provision for credit losses from the year-ago period reflected:

•	The migration of the acquired portfolio to the originated portfolio, which required a reserve build, portfolio growth, and a $7 million, or 12%, increase in NCOs.
The increase in total average loans and leases from the year-ago period reflected:

•	$1.2 billion, or 13%, increase in consumer loans, primarily due to the acquisition and core growth in home equity lines of credit, credit card, and residential mortgages.

•	$0.4 billion, or 10%, increase in commercial loans, primarily due to the impact of the acquisition and core portfolio growth.
The increase in total average deposits from the year-ago period reflected:

•	$6.2 billion, or 21%, increase due to the acquisition and core household growth.
The increase in noninterest income from the year-ago period reflected:

•	$36 million, or 16%, increase in service charges on deposits accounts cards, primarily due to new customer acquisition.

•	$35 million, or 29%, increase in cards and payment processing income, primarily due to higher debit card-related transaction volumes and an increase in the number of households.

•	$12 million, or 51%, increase in mortgage banking income.
The increase in noninterest expense from the year-ago period reflected:

•	$56 million, or 16%, increase in personnel costs, primarily due to the FirstMerit acquisition.

•	$22 million, or 4%, increase in other noninterest expense, primarily reflecting an increase in allocated overhead expenses.

•	$14 million, or 18%, increase in occupancy expense, primarily due to the FirstMerit acquisition.
2015 vs. 2014
Consumer and Business Banking reported net income of $236 million in 2015, compared with a net income of $172 million in 2014. The $64 million increase included a $33 million, or 43%, decrease in provision for credit losses, a $68 million, or 17%, increase noninterest income, and a $115 million, or 13%, increase in net interest income partially offset by a $35 million, or 37%, increase in provision for income taxes and a $117 million, or 12%, increase in noninterest expense.

Commercial Banking

Table 37 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2015
	2016	2015	Amount	Percent	2014
Net interest income	$512,995	$379,409	$133,586	35%	$306,434
Provision for credit losses	98,816	49,534	49,282	99	31,521
Noninterest income	275,258	258,778	16,480	6	209,238
Noninterest expense	385,783	284,026	101,757	36	249,300
Provision for income taxes	106,279	106,619	(340)	—	82,198
Net income	$197,375	$198,008	$(633)	—%	$152,653
Number of employees (average full-time equivalent)	1,307	1,208	99	8%	1,026
Total average assets (in millions)	$20,373	$16,123	$4,250	26	$14,145
Total average loans/leases (in millions)	15,936	12,844	3,092	24	11,901
Total average deposits (in millions)	12,964	11,410	1,554	14	10,207
Net interest margin	2.95%	2.77%	0.18%	6	2.53%
NCOs	$27,237	$22,226	$5,011	23	$7,852
NCOs as a % of average loans and leases	0.17%	0.17%	—%	—%	0.07%
2016 vs. 2015
Commercial Banking reported net income of $197 million in 2016. This was a decrease of $1 million, or less than one percent, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	$3.1 billion, or 24%, increase in average loans/leases.

•	$0.7 billion, or 41%, increase in average available-for-sale securities, primarily related to direct purchase municipal securities.

•	$1.6 billion, or 14%, increase in average total deposits.

•
18 basis point increase in the net interest margin due to a 13 basis point increase in the mix and yield on earning assets, of which 5 basis point increase in the net interest margin attributed to the mix in deposits stemming from a growth of $1.0 billion, or 18%, in average non-interest bearing demand deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	The migration of the acquired portfolio to the originated portfolio, which required a reserve build, portfolio growth, and a$5 million, or 23%, increase in NCOs.
The increase in total average assets from the year-ago period reflected:

•	The third quarter 2016 acquisition of FirstMerit.

•
$0.7 billion, or 19%, increase in the Equipment Finance loan and bond financing portfolio, which primarily reflected our focus on developing vertical strategies in Huntington Public Capital, business aircraft, rail industry, lender finance, and syndications, as well as the 2015 first quarter acquisition of Huntington Technology Finance.

•	$0.4 billion, or 15%, increase in the Corporate Banking loan portfolio due to establishing relationships with targeted prospects within our footprint.
The increase in total average deposits from the year-ago period reflected:

•
$1.6 billion, or 15%, increase in core deposits, which primarily reflected a $1.0 billion, or 18%, increase in noninterest-bearing demand deposits. Middle market accounts contributed $1.3 billion of the overall balance growth, while large corporate accounts declined $0.3 billion.

The increase in noninterest income from the year-ago period reflected:

•	$11 million, or 31%, increase in commitment and other loan related fees, such as syndication fees.

•
$10 million, or 17%, increase in service charges on deposit accounts and other treasury management related revenue, primarily due to growth in commercial card revenue, merchant services revenue, and cash management services.

•
$5 million, or 12%, increase in capital market fees, primarily due to growth in customer interest rate derivative contracts, foreign exchange, and commodities, partially offset by a decrease in underwriting fees.

Partially offset by:

•	$3 million, or 7%, decrease in equipment and technology finance related fee income, primarily reflecting reduced gains on the sale of loans/leases and income on terminated leases.

•	$3 million, or 5%, decrease in Insurance related fee income, primarily reflecting a decrease in property & casualty insurance, as well as an increase in fee sharing to other business segments.

•	$2 million, or 15%, decrease in International fee income, primarily reflecting a decrease in bankers' acceptances.

•	$1 million, or 6%, decrease in all other income, primarily reflecting a decrease in fee sharing from other business segments.
The increase in noninterest expense from the year-ago period reflected:

•	$58 million, or 189%, increase in allocated overhead expense.

•
$31 million, or 18%, increase in personnel expense, primarily reflecting the 2016 third quarter acquisition of FirstMerit. The increase also reflects additional cost from annual merit salary adjustments and incentives.

•	$5 million, or 63%, increase in FDIC insurance premiums, primarily reflecting the 2016 third quarter acquisition of FirstMerit.

•	$7 million, or 10%, increase in all other expense, primarily reflecting the 2016 third quarter acquisition of FirstMerit.
2015 vs. 2014
Commercial Banking reported net income of $198 million in 2015, compared with net income of $153 million in 2014. The $45 million increase included a $73 million, or 24%, increase in net interest income, a $50 million, or 24%, increase in noninterest income, and a $35 million, or 14%, increase in noninterest expense partially offset by $24 million, or 30%, increase in provision for income taxes and a $18 million, or 57%, increase in provision for credit losses.

Commercial Real Estate and Vehicle Finance

Table 38 - Commercial Real Estate and Vehicle Finance
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2015
	2016	2015	Amount	Percent	2014
Net interest income	$468,969	$381,231	$87,738	23%	$379,363
Provision (reduction in allowance) for credit losses	26,922	4,890	22,032	451	(52,843)
Noninterest income	40,582	29,254	11,328	39	26,628
Noninterest expense	170,276	152,010	18,266	12	156,715
Provision for income taxes	109,324	88,755	20,569	23	105,742
Net income	$203,029	$164,830	$38,199	23%	$196,377
Number of employees (average full-time equivalent)	346	302	44	15%	271
Total average assets (in millions)	$20,753	$16,894	$3,859	23	$14,591
Total average loans/leases (in millions)	19,386	15,812	3,574	23	14,224
Total average deposits (in millions)	1,719	1,496	223	15	1,204
Net interest margin	2.33%	2.34%	(0.01)%	—	2.61%
NCOs	$9,460	$(8,027)	$17,487	N.R.	$2,100
NCOs as a % of average loans and leases	0.05%	(0.05)%	0.10%	N.R.	0.01%
N.R. - Not relevant.

2016 vs. 2015
CREVF reported net income of $203 million in 2016. This was an increase of $38 million, or 23%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•
$1.8 billion, or 20%, increase in average automobile loans, primarily due to continued strong origination volume, which has exceeded $1.0 billion for each of the last 8 quarters. This increase also reflected $0.6 billion of indirect automobile loans acquired from FirstMerit and the $0.8 billion automobile securitization and sale completed in 2015 second quarter.

•	$0.7 billion indirect recreational loans acquired from FirstMerit.

•	$1.1 billion, or 16%, increase in commercial loans primarily due to an increase in automobile floor plan balances and commercial real estate loans acquired from FirstMerit.
Partially offset by:

•	A 1 basis point decrease in the net interest margin as the impact of competitive pricing pressures was mostly offset by higher spreads on the acquired FirstMerit portfolios.
The increase in the provision for credit losses from the year-ago period reflected:

•	$17 million increase in NCOs incurred with the Mezzanine portfolio.
The increase in noninterest income from the year-ago period reflected:

•	$5 million, or 26%, increase in other income primarily related to fee sharing income from derivative product sales.

•	$2 million, 46%, increase in gains on sales of loans related to 2016 fourth quarter balance sheet optimization strategies.

•	$3 million increase in securities gains.
The increase in noninterest expense from the year-ago period reflected:

•
$7 million, or 21%, increase in personnel costs due to a higher number of employees, resulting from higher production and business development activities as well as additional colleagues added from FirstMerit.

•	$6 million, or 6%, increase in other noninterest expense, primarily due to an increase in allocated expenses.

•	$5 million increase in allocated FDIC insurance expense.
2015 vs. 2014
CREVF reported net income of $165 million in 2015, compared with a net income of $196 million in 2014. The $31 million decrease included a $58 million, or 109%, increase in the provision for credit losses, $3 million, or 10%, increase in noninterest income partially offset by a $2 million, or less than one percent, increase in net interest income and a $17 million, or 16%, decrease in provision for income taxes.

Regional Banking and The Huntington Private Client Group

Table 39 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2015
	2016	2015	Amount	Percent	2014
Net interest income	$177,431	$139,188	$38,243	27%	$101,839
Provision (reduction in allowance) for credit losses	(3,467)	87	(3,554)	N.R.	4,893
Noninterest income	120,687	114,814	5,873	5	173,550
Noninterest expense	196,194	195,667	527	—	236,634
Provision for income taxes	36,887	20,387	16,500	81	11,852
Net income	$68,504	$37,861	$30,643	81%	$22,010
Number of employees (average full-time equivalent)	630	651	(21)	(3)%	1,022
Total average assets (in millions)	$4,805	$4,213	$592	14	$3,812
Total average loans/leases (in millions)	4,187	3,785	402	11	2,894
Total average deposits (in millions)	8,076	7,130	946	13	6,029
Net interest margin	2.26%	1.97%	0.29%	15	1.75%
NCOs	$(2,153)	$4,808	$(6,961)	N.R.	$8,143
NCOs as a % of average loans and leases	(0.05)%	0.13%	(0.18)%	N.R.	0.28%
Total assets under management (in billions)—eop	$16.9	$16.3	$0.6	4	$14.8
Total trust assets (in billions)—eop	94.7	84.1	10.6	13	81.5

N.R. - Not relevant.
eop—End of Period.
2016 vs. 2015
RBHPCG reported net income of $69 million in 2016. This was an increase of $31 million, or 81%, when compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•
$0.9 billion, or 13%, increase in average total deposits combined with a $0.4 billion, or 11% increase in average total loans primarily due to the FirstMerit acquisition. In addition, the deposit balance increase reflected strong growth in the new Private Client Account interest checking product as well as commercial deposit balances, while the loan balance increase reflected strong growth in both commercial loans and portfolio mortgage loans.

The decrease in the provision for credit losses reflected from the year-ago period reflected:

•	$7 million decrease in NCOs incurred during the year.
The increase in noninterest income from the year-ago period reflected:

•
$4 million, or 4%, increase in trust services, due to increased revenue from the FirstMerit acquisition, partially offset by the reduction in revenue resulting from the sale of HASI and HAA in the 2015 fourth quarter.

The increase in noninterest expense from the year-ago period reflected:

•	$3 million, or 66%, increase in amortization of intangible assets, primarily due to the FirstMerit acquisition.
Partially offset by:

•	$2 million, or 47%, decrease in professional services related from the 2015 fourth quarter sale of HASI and HAA.
2015 vs. 2014
RBHPCG reported net income of $38 million in 2015, compared with a net income of $22 million in 2014. The $16 million increase included a $59 million, or 34%, decrease in noninterest income, a $5 million decrease in the provision for credit losses, a $41 million, or 17% decrease in noninterest expense, partially offset by a $37 million, or 37%, increase in net interest income and a $9 million, or 72% increase in provision for income taxes.

Home Lending

Table 40 - Key Performance Indicators for Home Lending
(dollar amounts in thousands unless otherwise noted)
	Year ended December 31,		Change from 2015
	2016	2015	Amount	Percent	2014
Net interest income	$58,354	$50,404	$7,950	16%	$58,015
Provision (reduction in allowance) for credit losses	(3,412)	2,671	(6,083)	(228)	21,889
Noninterest income	90,358	87,021	3,337	4	69,899
Noninterest expense	124,683	144,848	(20,165)	(14)	136,374
Provision for income taxes	9,604	(3,533)	13,137	(372)	(10,622)
Net income (loss)	$17,837	$(6,561)	$24,398	(372)%	$(19,727)
Number of employees (average full-time equivalent)	1,071	952	119	13%	971
Total average assets (in millions)	$3,303	$3,145	$158	5	$3,810
Total average loans/leases (in millions)	2,649	2,551	98	4	3,298
Total average deposits (in millions)	438	350	88	25	292
Net interest margin	1.87%	1.71%	0.16%	9	1.61%
NCOs	$4,213	$5,758	$(1,545)	(27)	$15,900
NCOs as a % of average loans and leases	0.16%	0.23%	(0.07)%	(30)	0.48%
Mortgage banking origination volume (in millions)	$5,822	$4,705	$1,117	24	$3,558
2016 vs. 2015
Home Lending reported a net income of $18 million in 2016. This was an improvement of $24 million, when compared to the year-ago period. The increase in net income reflected a combination of factors described below.
The increase in net interest income from the year-ago period reflected:

•	16 basis point increase in the net interest margin, primarily due to an increase in loan spreads on consumer loans driven by lower funding costs and a $98 million increase in total loan balances.
The decrease in provision for credit losses from the year-ago period reflected:

•	$2 million, or 27%, decrease in NCOs and continued improvement in credit performance during the year.
The increase in noninterest income from the year-ago period reflected:

•
$2 million, or 2%, increase in mortgage banking income, primarily due to production revenue driven by higher origination volume and the impact of the net MSR hedge results, partially offset by higher fee sharing sent to other business segments.

The decrease in noninterest expense from the year-ago period reflected:

•	$38 million, or 177%, decrease in other noninterest expense, primarily related to lower allocated expenses.
Partially offset by:

•	$14 million, or 15%, increase in personnel costs due to incentive expense related to higher origination volume.
2015 vs. 2014
Home Lending reported a net loss of $7 million in 2015, compared to net loss of $20 million in 2014. The $13 million improvement included a $17 million, or 24%, increase in noninterest income and a $19 million, or 88%, decrease in reduction in allowance for credit losses partially offset by a $7 million increase in provision for income taxes, $8 million, or 13%, decrease in net interest income, and an $8 million, or 6%, increase in noninterest expense.
RESULTS FOR THE FOURTH QUARTER
Earnings Discussion
In the 2016 fourth quarter, we reported net income of $239 million, an increase of $61 million, or 34%, from the 2015 fourth quarter. Earnings per common share for the 2016 fourth quarter were $0.20, a decrease of $0.01 from the year-ago quarter.

Table 41 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in millions, except per share amounts)

Three Months Ended:	Amount	EPS (1)
December 31, 2016—Net income	$239
Earnings per share, after-tax		$0.20

Mergers and acquisitions	$(96)
Tax impact	33
Mergers and acquisitions, after-tax	$(63)	$(0.06)

Litigation reserves	$42
Tax impact	(15)
Litigation reserves, after-tax	$27	$0.02

	Amount	EPS (1)
December 31, 2015—Net income	$178
Earnings per share, after-tax		$0.21

Franchise repositioning related expense	$(8)
Tax impact	3
Franchise repositioning related expense, after-tax	$(5)	$(0.01)

(1)	Based on average outstanding diluted common shares.
Net Interest Income / Average Balance Sheet

FTE net interest income for the 2016 fourth quarter increased $242 million, or 48%, from the 2015 fourth quarter. This reflected the benefit from the $26.5 billion, or 41%, increase in average earning assets partially coupled with a 16 basis point improvement in the FTE NIM to 3.25%. Average earning asset growth included a $16.6 billion, or 33%, increase in average loans and leases and a $7.9 billion, or 54%, increase in average securities. The NIM expansion reflected a 23 basis point increase related to the mix and yield of earning assets, partially offset by a 7 basis point increase in funding costs. FTE net interest income during the 2016 fourth quarter included $42 million, or approximately 18 basis points, of purchase accounting impact.

Table 42 - Average Earning Assets - 2016 Fourth Quarter vs. 2015 Fourth Quarter
(dollar amounts in thousands)
	Fourth Quarter		Change
	2016	2015	Amount	Percent
Loans/Leases
Commercial and industrial	$27,727	$20,186	$7,541	37%
Commercial real estate	7,218	5,266	1,952	37
Total commercial	34,945	25,452	9,493	37
Automobile	10,866	9,286	1,580	17
Home equity	10,101	8,463	1,638	19
Residential mortgage	7,690	6,079	1,611	27
RV and marine finance	1,844	—	1,844	—
Other consumer	959	547	412	75
Total consumer	31,460	24,375	7,085	29
Total loans/leases	66,405	49,827	16,578	33
Total securities	22,441	14,543	7,898	54
Loans held-for-sale and other earning assets	2,617	591	2,026	343
Total earning assets	$91,463	$64,961	$26,502	41%
Average earning assets for the 2016 fourth quarter increased $26.5 billion, or 41%, from the year-ago quarter. The increase was driven by:

•
$7.9 billion, or 54%, increase in average securities, primarily reflecting the FirstMerit acquisition, as well as the reinvestment in cash flows and additional investment in LCR Level 1 qualifying securities. The 2016 fourth quarter average balance included $2.9 billion of direct purchase municipal instruments in our Commercial Banking segment, up from $2.0 billion in the year-ago quarter.

•
$7.5 billion, or 37%, increase in average C&I loans and leases, primarily reflecting the impact of the FirstMerit acquisition, the $0.6 billion increase in automobile dealer floorplan loans, and the $0.4 billion increase in corporate banking.

•	$2.0 billion, or 37%, increase in commercial real estate (CRE) loans, primarily reflecting the FirstMerit acquisition.

•	$1.8 billion increase in average RV and marine finance loans, a new product offering for us as a result of the FirstMerit acquisition.

•
$1.6 billion, or 17%, increase in average automobile loans, primarily reflecting the addition of the FirstMerit portfolio. The increase also reflects continued strength in new and used automobile originations, while maintaining our underwriting consistency and discipline, partially offset by the impact of the $1.5 billion auto loan securitization.

•	$1.6 billion, or 19%, increase in average home equity loans and lines of credit, primarily reflecting the FirstMerit acquisition.

•	$1.6 billion, or 27%, increase in average residential mortgage loans, reflecting increased demand for residential mortgage loans across our footprint and the addition of the FirstMerit portfolio.

Table 43 - Average Interest-Bearing Liabilities - 2016 Fourth Quarter vs. 2015 Fourth Quarter
(dollar amounts in millions)
	Fourth Quarter		Change
	2016	2015	Amount	Percent
Deposits
Demand deposits: noninterest-bearing	$23,250	$17,174	$6,076	35%
Demand deposits: interest-bearing	15,294	6,923	8,371	121
Total demand deposits	38,544	24,097	14,447	60
Money market deposits	18,618	19,843	(1,225)	(6)
Savings and other domestic deposits	12,272	5,215	7,057	135
Core certificates of deposit	2,636	2,430	206	9
Total core deposits	72,070	51,585	20,485	40
Other domestic deposits of $250,000 or more	391	426	(35)	(8)
Brokered deposits and negotiable CDs	4,273	2,929	1,344	46
Deposits in foreign offices	152	398	(246)	(62)
Total deposits	76,886	55,338	21,548	39
Short-term borrowings	2,628	524	2,104	402
Long-term debt	8,594	6,788	1,806	27
Total interest-bearing liabilities	$64,858	$45,476	$19,382	43%

Average total deposits for the 2016 fourth quarter increased $21.5 billion, or 39%, from the year-ago quarter, including a $20.5 billion, or 40%, increase in average total core deposits. The growth in average total core deposits more than fully funded the year-over-year increase in average total loans and leases. Average total interest-bearing liabilities increased $19.4 billion, or 43%, from the year-ago quarter. Including the impact of the FirstMerit acquisition, year-over-year changes in average total deposits and average total debt included:

•
$14.4 billion, or 60%, increase in average total demand deposits, including a $6.1 billion, or 35%, increase in average noninterest-bearing demand deposits and an $8.4 billion, or 121%, increase in average interest-bearing demand deposits. The increase in average total demand deposits was comprised of a $9.8 billion, or 62%, increase in average commercial demand deposits and a $4.6 billion, or 55%, increase in average consumer demand deposits.

•	$6.8 billion, or 158%, increase in average savings deposits, reflecting continued banker focus across all segments on obtaining our customers' full deposit relationship.

•
$3.9 billion, or 53%, increase in average total debt, reflecting a $2.1 billion, or 402%, increase in average short-term borrowings and a $1.8 billion, or 27%, increase in average long-term debt. The increase in average long-term debt reflected the issuance of $2.0 billion of holding company-level senior debt during 2016.

•	$1.3 billion, or 46%, increase in average brokered deposits and negotiable CDs, impacted by the FirstMerit acquisition.
Partially offset by:

•
$1.2 billion, or 6%, decrease in average money market deposits. During the 2016 third quarter, changes to commercial accounts resulted in the reclassification of $2.8 billion of deposits from money market into interest bearing demand deposits. This decrease was partially offset by the impact of the FirstMerit acquisition.

Provision for Credit Losses

The provision for credit losses increased to $75 million in the 2016 fourth quarter compared to $36 million in the 2015 fourth quarter.

Noninterest Income

Table 44 - Noninterest Income - 2016 Fourth Quarter vs. 2015 Fourth Quarter
(dollar amounts in thousands)
	Fourth Quarter		Change
	2016	2015	Amount	Percent
Service charges on deposit accounts	$91,577	$72,854	$18,723	26%
Cards and payment processing income	49,113	37,594	11,519	31
Mortgage banking income	37,520	31,418	6,102	19
Trust services	34,016	25,272	8,744	35
Insurance income	16,486	15,528	958	6
Brokerage income	17,014	14,462	2,552	18
Capital markets fees	18,730	13,778	4,952	36
Bank owned life insurance income	17,067	13,441	3,626	27
Gain on sale of loans	24,987	10,122	14,865	147
Securities gains (losses)	(1,771)	474	(2,245)	N.R.
Other income	29,598	37,272	(7,674)	(21)
Total noninterest income	$334,337	$272,215	$62,122	23%

N.R. - Not relevant.

Noninterest income for the 2016 fourth quarter increased $62 million, or 23%, from the year-ago quarter. The year-over-year increase primarily reflected:

•
$19 million, or 26%, increase in service charges on deposit accounts, reflecting the benefit of continued new customer acquisition. Of the increase, $12 million was attributable to consumer deposit accounts, while $7 million was attributable to commercial deposit accounts.

•
$15 million, or 147%, increase in gain on sale of loans, reflecting a $6 million auto loan securitization gain and $5 million of gains on non-relationship C&I and CRE loan sales, both of which were related to the balance sheet optimization strategy completed in the 2016 fourth quarter.

•	$12 million, or 31%, increase in cards and payment processing income, due to higher card-related income and underlying customer growth.

•	$9 million, or 35%, increase in trust services, primarily related to the FirstMerit acquisition.

•	$6 million, or 19%, increase in mortgage banking income, reflecting a $7 million increase from net mortgage servicing rights (MSR) hedging-related activities.
Partially offset by:

•	$8 million, or 21%, decrease in other income, reflecting $8 million unfavorable impact related to ineffectiveness of derivatives used to hedge fixed-rate, long-term debt.

Noninterest Expense

Table 45 - Noninterest Expense - 2016 Fourth Quarter vs. 2015 Fourth Quarter
(dollar amounts in thousands)
	Fourth Quarter		Change
	2016	2015	Amount	Percent
Personnel costs	$359,755	$288,861	$70,894	25%
Outside data processing and other services	88,695	63,775	24,920	39
Equipment	59,666	31,711	27,955	88
Net occupancy	49,450	32,939	16,511	50
Professional services	23,165	13,010	10,154	78
Marketing	21,478	12,035	9,443	78
Deposit and other insurance expense	15,772	11,105	4,667	42
Amortization of intangibles	14,099	3,788	10,311	272
Other expense	49,417	41,542	7,875	19
Total noninterest expense	$681,497	$498,766	$182,731	37%
Number of employees (average full-time equivalent)	15,993	12,418	3,575	29%

Impacts of Significant Items:	Fourth Quarter
(dollar amounts in thousands)	2016	2015
Personnel costs	$(5,385)	$2,332
Outside data processing and other services	15,420	1,990
Equipment	20,000	4,587
Net occupancy	7,146	110
Professional services	9,141	1,153
Marketing	4,340	—
Other expense	2,742	318
Total noninterest expense adjustments	$53,404	$10,490

Adjusted Noninterest Expense (Non-GAAP):
(dollar amounts in thousands)	Fourth Quarter		Change
	2016	2015	Amount	Percent
Personnel costs	$365,140	$286,529	$78,611	27%
Outside data processing and other services	73,275	61,785	11,490	19
Equipment	39,666	27,124	12,542	46
Net occupancy	42,304	32,829	9,475	29
Professional services	14,024	11,857	2,167	18
Marketing	17,138	12,035	5,103	42
Deposit and other insurance expense	15,772	11,105	4,667	42
Amortization of intangibles	14,099	3,788	10,311	272
Other expense	46,675	41,224	5,451	13
Total adjusted noninterest expense (Non-GAAP)	$628,093	$488,276	$139,817	29%
Reported noninterest expense for the 2016 fourth quarter increased $183 million, or 37%, from the year-ago quarter. Including the impact of the FirstMerit acquisition, changes in reported noninterest expense primarily reflect:

•
$71 million, or 25%, increase in personnel costs, reflecting an $84 million increase in salaries related to the May implementation of annual merit increases and a 29% increase in the number of average full-time equivalent employees, partially offset by a $13 million decrease in benefits expense related to an $18 million gain on the settlement of a portion of the FirstMerit pension plan liability during the 2016 fourth quarter.

•
$8 million, or 19%, increase in other expense, primarily reflecting a $42 million reduction to litigation reserves, which was mostly offset by a $40 million contribution in the 2016 fourth quarter to achieve the philanthropic plans related to FirstMerit.

•	$28 million, or 88%, increase in equipment expense, reflecting the impact of the FirstMerit acquisition.

•	$25 million, or 39%, increase in outside data processing and other services expense, primarily related to ongoing technology investments and the impact of the FirstMerit acquisition.

•	$17 million, or 50%, increase in net occupancy costs, reflecting the FirstMerit acquisition.

•	$10 million, or 272%, increase in amortization of intangibles reflecting the FirstMerit acquisition.

•	$10 million, or 78%, increase in professional services, primarily related to $9 million of acquisition-related Significant Items in the 2016 fourth quarter.

•	$9 million, or 78%, increase in marketing, related to the FirstMerit acquisition.
Provision for Income Taxes
The provision for income taxes in the 2016 fourth quarter was $74 million and $56 million in the 2015 fourth quarter. The effective tax rates for the 2016 fourth quarter and 2015 fourth quarter were 23.6% and 23.8%, respectively. At December 31, 2016, we had a net federal deferred tax asset of $76 million and a net state deferred tax asset of $41 million.
Credit Quality
NCOs

Net charge-offs (NCOs) increased $22 million, or 99%, to $44 million. NCOs represented an annualized 0.26% of average loans and leases in the current quarter, unchanged from the prior quarter but up from 0.18% in the year-ago quarter. Commercial charge-offs continued to be positively impacted by recoveries in the CRE portfolio and broader continued successful workout strategies, while consumer charge-offs remained within our expected range.
NALs

Overall asset quality remains strong, with modest volatility. Overall consumer credit metrics, led by the Home Equity and Residential portfolios, continue to show an improving trend, while the Commercial portfolios continue to experience some quarter-to-quarter volatility based on the absolute low level of problem loans. The FirstMerit portfolio quality, composition, and geographic distribution was similar to the legacy Huntington portfolio. The only new loan classification is the RV/marine portfolio.
Nonaccrual loans and leases (NALs) of $423 million represented 0.63% of total loans and leases, down from 0.74% a year ago. The decrease in the NAL ratio reflected a 14% year-over-year increase in NALs, more than offset by the impact of the 33% year-over-year increase in total loans. Nonperforming assets (NPAs) of $481 million represented 0.72% of total loans and leases and OREO, down from 0.79% a year ago. The NAL ratio increased 2 basis points from the prior quarter, while the NPA ratio remained unchanged.
ACL
(This section should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements.)

The period-end allowance for credit losses (ACL) as a percentage of total loans and leases decreased to 1.10% from 1.33% a year ago, while the ACL as a percentage of period-end total NALs decreased to 174% from 180%. The decline in the coverage ratios is primarily a function of the purchase accounting impact associated with FirstMerit.

Table 46 - Selected Quarterly Financial Information (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Interest income	$814,858	$694,346	$565,658	$557,251
Interest expense	79,877	68,956	59,777	54,185
Net interest income	734,981	625,390	505,881	503,066
Provision for credit losses	74,906	63,805	24,509	27,582
Net interest income after provision for credit losses	660,075	561,585	481,372	475,484
Total noninterest income	334,337	302,415	271,112	241,867
Total noninterest expense	681,497	712,247	523,661	491,080
Income before income taxes	312,915	151,753	228,823	226,271
Provision for income taxes	73,952	24,749	54,283	54,957
Net income	238,963	127,004	174,540	171,314
Dividends on preferred shares	18,865	18,537	19,874	7,998
Net income applicable to common shares	$220,098	$108,467	$154,666	$163,316
Common shares outstanding
Average—basic	1,085,253	938,578	798,167	795,755
Average—diluted(2)	1,104,358	952,081	810,371	808,349
Ending	1,085,688	1,084,783	799,154	796,689
Book value per common share	$8.51	$8.59	$8.18	$8.01
Tangible book value per common share(3)	6.43	6.48	7.29	7.12
Per common share
Net income—basic	$0.20	$0.12	$0.19	$0.21
Net income—diluted	0.20	0.11	0.19	0.20
Cash dividends declared	0.08	0.07	0.07	0.07
Common stock price, per share
High(4)	$13.64	$10.11	$10.65	$10.81
Low(4)	9.57	8.23	8.05	7.83
Close	13.22	9.86	8.94	9.54
Average closing price	11.63	9.52	9.83	9.22
Return on average total assets	0.95%	0.58%	0.96%	0.96%
Return on average common shareholders’ equity	9.4	5.4	9.6	10.4
Return on average tangible common shareholders’ equity(5)	12.9	7.0	11.0	11.9
Efficiency ratio(6)	61.6	75.0	66.1	64.6
Effective tax rate	23.6	16.3	23.7	24.3
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.60%	3.52%	3.41%	3.44%
Interest expense	0.35	0.34	0.35	0.33
Net interest margin(7)	3.25%	3.18%	3.06%	3.11%
Revenue—FTE
Net interest income	$734,981	$625,390	$505,881	$503,066
FTE adjustment	12,560	10,598	10,091	9,159
Net interest income(7)	747,541	635,988	515,972	512,225
Noninterest income	334,337	302,415	271,112	241,867
Total revenue(7)	$1,081,878	$938,403	$787,084	$754,092

Table 47 - Selected Quarterly Capital Data (1)

	2016
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets(10)	$78,263	$80,513	$60,721	$59,798
Tier 1 leverage ratio (period end)(10)	8.70%	9.89%	9.55%	9.29%
Common equity tier 1 risk-based capital ratio(10)	9.56	9.09	9.80	9.73
Tier 1 risk-based capital ratio (period end)(10)	10.92	10.40	11.37	10.99
Total risk-based capital ratio (period end)(10)	13.05	12.56	13.49	13.17
Tangible common equity / tangible asset ratio(8)	7.16	7.14	7.96	7.89
Tangible equity / tangible asset ratio(9)	8.26	8.23	9.28	8.96
Tangible common equity / risk-weighted assets ratio(10)	8.92	8.74	9.60	9.49

Table 48 - Selected Quarterly Financial Information (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Interest income	$544,153	$538,477	$529,795	$502,096
Interest expense	47,242	43,022	39,109	34,411
Net interest income	496,911	495,455	490,686	467,685
Provision for credit losses	36,468	22,476	20,419	20,591
Net interest income after provision for credit losses	460,443	472,979	470,267	447,094
Total noninterest income	272,215	253,119	281,773	231,623
Total noninterest expense	498,766	526,508	491,777	458,857
Income before income taxes	233,892	199,590	260,263	219,860
Provision for income taxes	55,583	47,002	64,057	54,006
Net income	178,309	152,588	196,206	165,854
Dividends on preferred shares	7,972	7,968	7,968	7,965
Net income applicable to common shares	$170,337	$144,620	$188,238	$157,889
Common shares outstanding
Average—basic	796,095	800,883	806,891	809,778
Average—diluted(2)	810,143	814,326	820,238	823,809
Ending	794,929	796,659	803,066	808,528
Book value per share	$7.81	$7.78	$7.61	$7.51
Tangible book value per share(3)	6.91	6.88	6.71	6.62
Per common share
Net income—basic	$0.21	$0.18	$0.23	$0.19
Net income —diluted	0.21	0.18	0.23	0.19
Cash dividends declared	0.07	0.06	0.06	0.06
Common stock price, per share
High(4)	$11.87	$11.90	$11.72	$11.30
Low(4)	10.21	10.00	10.67	9.63
Close	11.06	10.60	11.31	11.05
Average closing price	11.18	11.16	11.19	10.56
Return on average total assets	1.00%	0.87%	1.16%	1.02%
Return on average common shareholders’ equity	10.8	9.3	12.3	10.6
Return on average tangible common shareholders’ equity(5)	12.4	10.7	14.4	12.2
Efficiency ratio(6)	63.7	69.1	61.7	63.5
Effective tax rate	23.8	23.5	24.6	24.6
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.37%	3.42%	3.45%	3.38%
Interest expense	0.28	0.26	0.25	0.23
Net interest margin(7)	3.09%	3.16%	3.20%	3.15%
Revenue—FTE
Net interest income	$496,911	$495,455	$490,686	$467,685
FTE adjustment	8,425	8,168	7,962	7,560
Net interest income(7)	505,336	503,623	498,648	475,245
Noninterest income	272,215	253,119	281,773	231,623
Total revenue(7)	$777,551	$756,742	$780,421	$706,868

Table 49 - Selected Quarterly Capital Data (1)

	2015
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets(11)	$58,420	$57,839	$57,850	$57,840
Tier 1 leverage ratio(11)	8.79%	8.85%	8.98%	9.04%
Tier 1 risk-based capital ratio(11)	9.79	9.72	9.65	9.51
Total risk-based capital ratio(11)	10.53	10.49	10.41	10.22
Tier 1 common risk-based capital ratio(11)	12.64	12.70	12.62	12.48
Tangible common equity / tangible asset ratio(8)	7.81	7.89	7.91	7.95
Tangible equity / tangible asset ratio(9)	8.36	8.44	8.48	8.53
Tangible common equity / risk-weighted assets ratio(11)	9.41	9.48	9.32	9.25

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

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
Allowance for Credit Losses
Our ACL of $0.7 billion at December 31, 2016, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.
Valuation of Financial Instruments
Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include certain loans held for sale, loans held for investment, available-for-sale and trading securities, certain securitized automobile loans, MSRs, derivatives, and certain short-term borrowings. At December 31, 2016, approximately $15.8 billion of our assets and $0.1 billion of our liabilities were recorded at fair value on a recurring basis. In addition to the above mentioned on-going fair value measurements, fair value is also used for recording business combinations and measuring other non-recurring financial assets and liabilities.
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
Our CDO preferred securities portfolios are measured at fair value using a valuation methodology involving use of significant unobservable inputs and are thus, classified as Level 3 in the fair value hierarchy. The private label CMO securities portfolio is subjected to a monthly review of the projected cash flows, while the cash flows of our CDO preferred securities portfolio is reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.
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
Deferred Tax Assets
At December 31, 2016, we had a net federal deferred tax asset of $76 million and a net state deferred tax asset of $41 million. A valuation allowance is provided when it is more-likely-than-not some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the net deferred tax assets at December 31, 2016, other than a valuation allowance relating to state net operating loss carryovers.
Goodwill and Intangible Assets
The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values as of the date of acquisition. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Acquisitions typically result in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. The amortization of identified intangible assets recognized in a business combination is based upon the estimated economic benefits to be received over their economic life, which is also subjective. Customer attrition rates that are based on historical experience are used to determine the estimated economic life of certain intangibles assets, including but not limited to, customer deposit intangibles. Refer to Note 8 of the Notes to Consolidated Financial Statements for further information regarding these items.
Recent Accounting Pronouncements and Developments
Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2016 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth under the heading of “Market Risk” in Item 7 (MD&A), which is incorporated by reference into this item.
Item 8: Financial Statements and Supplementary Data
Information required by this item is set forth in the Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Annual Income Statements.

REPORT OF MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2016, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Howell D. McCullough III – Senior Executive Vice President and Chief Financial Officer
February 22, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Columbus, Ohio

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014 of Huntington Bancshares Incorporated and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Huntington Bancshares Incorporated and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Columbus, Ohio
February 13, 2015

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands, except per share amounts)	2016	2015
Assets
Cash and due from banks	$1,384,770	$847,156
Interest-bearing deposits in banks	58,267	51,838
Trading account securities	133,295	36,997
Loans held for sale	512,951	474,621
(includes $438,224 and $337,577 respectively, measured at fair value)(1)
Available-for-sale and other securities	15,562,837	8,775,441
Held-to-maturity securities	7,806,939	6,159,590
Loans and leases (includes $82,319 and $34,637 respectively, measured at fair value)(1)
Commercial and industrial loans and leases	28,058,712	20,559,834
Commercial real estate loans	7,300,901	5,268,651
Automobile loans	10,968,782	9,480,678
Home equity loans	10,105,774	8,470,482
Residential mortgage loans	7,724,961	5,998,400
RV and marine finance loans	1,846,447	—
Other consumer loans	956,419	563,054
Loans and leases	66,961,996	50,341,099
Allowance for loan and lease losses	(638,413)	(597,843)
Net loans and leases	66,323,583	49,743,256
Bank owned life insurance	2,432,086	1,757,668
Premises and equipment	815,508	620,540
Goodwill	1,992,849	676,869
Other intangible assets	402,458	54,978
Servicing rights	225,578	189,237
Accrued income and other assets	2,062,976	1,630,110
Total assets	$99,714,097	$71,018,301
Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits—noninterest-bearing	$22,835,798	$16,479,984
Interest-bearing	52,771,919	38,547,587
Deposits in foreign offices	—	267,408
Deposits	75,607,717	55,294,979
Short-term borrowings	3,692,654	615,279
Long-term debt	8,309,159	7,041,364
Accrued expenses and other liabilities	1,796,421	1,472,073
Total liabilities	89,405,951	64,423,695
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred stock	1,071,227	386,291
Common stock	10,886	7,970
Capital surplus	9,881,277	7,038,502
Less treasury shares, at cost	(27,384)	(17,932)
Accumulated other comprehensive loss	(401,016)	(226,158)
Retained (deficit) earnings	(226,844)	(594,067)
Total shareholders’ equity	10,308,146	6,594,606
Total liabilities and shareholders’ equity	$99,714,097	$71,018,301
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,088,641,251	796,969,694
Common shares outstanding	1,085,688,538	794,928,886
Treasury shares outstanding	2,952,713	2,040,808
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,702,571	1,967,071
Preferred shares outstanding	1,098,006	398,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 18.
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2016	2015	2014
Interest and fee income:
Loans and leases	$2,178,044	$1,759,525	$1,674,563
Available-for-sale and other securities
Taxable	221,782	202,104	171,080
Tax-exempt	58,853	42,014	28,965
Held-to-maturity securities	138,312	86,614	88,724
Other	35,122	24,264	13,130
Total interest income	2,632,113	2,114,521	1,976,462
Interest expense
Deposits	102,005	82,175	86,453
Short-term borrowings	5,140	1,584	2,940
Federal Home Loan Bank advances	274	586	1,011
Subordinated notes and other long-term debt	155,376	79,439	48,917
Total interest expense	262,795	163,784	139,321
Net interest income	2,369,318	1,950,737	1,837,141
Provision for credit losses	190,802	99,954	80,989
Net interest income after provision for credit losses	2,178,516	1,850,783	1,756,152
Service charges on deposit accounts	324,299	280,349	273,741
Cards and payment processing income	169,064	142,715	105,401
Mortgage banking income	128,257	111,853	84,887
Trust services	108,274	105,833	115,972
Insurance income	64,523	65,264	65,473
Brokerage income	61,834	60,205	68,277
Capital markets fees	59,527	53,616	43,731
Bank owned life insurance income	57,567	52,400	57,048
Gain on sale of loans	47,153	33,037	21,091
Net gains on sales of securities	2,035	3,184	17,554
Impairment losses recognized in earnings on available-for-sale securities (a)	(2,119)	(2,440)	—
Other income	129,317	132,714	126,004
Total noninterest income	1,149,731	1,038,730	979,179
Personnel costs	1,349,124	1,122,182	1,048,775
Outside data processing and other services	304,743	231,353	212,586
Equipment	164,839	124,957	119,663
Net occupancy	153,090	121,881	128,076
Professional services	105,266	50,291	59,555
Marketing	62,957	52,213	50,560
Deposit and other insurance expense	54,107	44,609	49,044
Amortization of intangibles	30,456	27,867	39,277
Other expense	183,903	200,555	174,810
Total noninterest expense	2,408,485	1,975,908	1,882,346
Income before income taxes	919,762	913,605	852,985
Provision for income taxes	207,941	220,648	220,593
Net income	711,821	692,957	632,392
Dividends on preferred shares	65,274	31,873	31,854
Net income applicable to common shares	$646,547	$661,084	$600,538
Average common shares—basic	904,438	803,412	819,917

Average common shares—diluted	918,790	817,129	833,081
Per common share:
Net income—basic	$0.72	$0.82	$0.73
Net income—diluted	0.70	0.81	0.72
Cash dividends declared	0.29	0.25	0.21

(a)	The following OTTI losses are included in securities losses for the periods presented:

Total OTTI losses	$(5,851)	$(3,144)	$—
Noncredit-related portion of loss recognized in OCI	3,732	704	—
Net impairment credit losses recognized in earnings	$(2,119)	$(2,440)	$—
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Net income	$711,821	$692,957	$632,392
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	585	12,673	8,780
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	(201,599)	(19,757)	45,783
Total unrealized gains (losses) on available-for-sale securities	(201,014)	(7,084)	54,563
Unrealized gains on cash flow hedging derivatives, net of reclassifications to income	1,314	8,285	6,611
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	24,842	(5,067)	(69,457)
Other comprehensive loss, net of tax	(174,858)	(3,866)	(8,283)
Comprehensive income	$536,963	$689,091	$624,109
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in thousands, except per share amounts)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2016
Balance, beginning of year	$386,291	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
Net income								711,821	711,821
Other comprehensive income (loss)							(174,858)		(174,858)
FirstMerit Acquisition:
Issuance of common stock		285,425	2,854	2,763,919					2,766,773
Issuance of Series C preferred stock	100,000			4,320					104,320
Net proceeds from issuance of Series D preferred stock	584,936								584,936
Cash dividends declared:
Common ($0.29 per share)								(274,780)	(274,780)
Preferred Series A ($85.00 per share)								(30,813)	(30,813)
Preferred Series B ($34.03 per share)								(1,208)	(1,208)
Preferred Series C ($26.28 per share)								(2,628)	(2,628)
Preferred Series D ($51.04 per share)								(30,625)	(30,625)
Recognition of the fair value of share-based compensation				65,608					65,608
Other share-based compensation activity		5,924	59	5,483				(4,554)	988
Other		322	3	3,445	(912)	(9,452)		10	(5,994)
Balance, end of year	$1,071,227	1,088,641	$10,886	$9,881,277	(2,953)	$(27,384)	$(401,016)	$(226,844)	$10,308,146
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in thousands, except per share amounts)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2015
Balance, beginning of year	$386,292	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
Net income								692,957	692,957
Other comprehensive income (loss)							(3,866)		(3,866)
Repurchase of common stock		(23,036)	(230)	(251,614)					(251,844)
Cash dividends declared:
Common ($0.25 per share)								(200,197)	(200,197)
Preferred Series A ($85.00 per share)								(30,813)	(30,813)
Preferred Series B ($29.84 per share)								(1,059)	(1,059)
Preferred share conversion	(1)			1					—
Recognition of the fair value of share-based compensation				51,415					51,415
Other share-based compensation activity		6,784	68	16,068				(2,644)	13,492
Other		86	1	887	(359)	(4,550)		13	(3,649)
Balance, end of year	$386,291	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in thousands, except per share amounts)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2014
Balance, beginning of year	$386,292	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153
Net income								632,392	632,392
Other comprehensive income (loss)							(8,283)		(8,283)
Repurchase of common stock		(35,709)	(357)	(334,072)					(334,429)
Cash dividends declared:
Common ($0.21 per share)								(171,692)	(171,692)
Preferred Series A ($85.00 per share)								(30,813)	(30,813)
Preferred Series B ($29.33 per share)								(1,041)	(1,041)
Shares issued pursuant to acquisition		8,694	87	91,577					91,664
Recognition of the fair value of share-based compensation				43,666					43,666
Other share-based compensation activity		6,752	68	17,219				(1,774)	15,513
Other		1,182	11	4,840	(351)	(3,739)		(72)	1,040
Balance, end of year	$386,292	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Operating activities
Net income	$711,821	$692,957	$632,392
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Impairment of goodwill	—	—	3,000
Provision for credit losses	190,802	99,954	80,989
Depreciation and amortization	379,772	341,281	332,832
Share-based compensation expense	65,608	51,415	43,666
Net gains on sales of securities	(2,035)	(3,184)	(17,554)
Impairment losses recognized in earnings on available-for-sale securities	2,119	2,440	—
Net Change in:
Trading account securities	(96,298)	5,194	(6,618)
Loans held for sale	(123,047)	53,765	(58,803)
Accrued income and other assets	(95,758)	(233,624)	(438,366)
Deferred income taxes	164,747	68,776	35,174
Accrued expense and other liabilities	4,001	(34,846)	282,074
Other, net	13,570	(10,766)	—
Net cash provided by (used for) operating activities	1,215,302	1,033,362	888,786
Investing activities
Decrease (increase) in interest-bearing deposits in banks	26,067	12,721	(7,516)
Net cash (paid) received in acquisitions	(133,218)	(457,836)	691,637
Proceeds from:
Maturities and calls of available-for-sale securities	2,113,383	1,907,669	1,480,505
Maturities of held-to-maturity securities	1,212,179	594,905	452,785
Sales of available-for-sale securities	6,154,326	163,224	1,152,907
Purchases of available-for-sale securities	(10,887,582)	(4,506,764)	(4,553,857)
Purchases of held-to-maturity securities	—	(379,351)	—
Net proceeds from sales of loans	2,981,184	1,304,309	353,811
Net loan and lease activity, excluding sales and purchases	(3,950,901)	(3,186,775)	(4,232,350)
Proceeds from sale of operating lease assets	—	2,227	17,591
Purchases of premises and equipment	(120,438)	(93,097)	(58,862)
Proceeds from sales of other real estate	50,299	36,038	38,479
Purchases of loans and leases	(410,625)	(333,726)	(345,039)
Net cash paid for branch divestiture	(479,571)	—	—
Purchases of customer lists	—	—	(946)
Other, net	(456)	7,802	6,074
Net cash provided by (used for) investing activities	(3,445,353)	(4,928,654)	(5,004,781)
Financing activities
Increase (decrease) in deposits	(292,259)	3,644,492	2,923,928
Increase (decrease) in short-term borrowings	1,899,561	(1,818,947)	118,698
Sale of deposits	—	(47,521)	—
Proceeds from issuance of long-term debt	2,127,750	3,232,227	2,000,000
Maturity/redemption of long-term debt	(1,274,838)	(1,036,717)	(198,922)
Dividends paid on preferred stock	(54,380)	(31,872)	(31,854)
Dividends paid on common stock	(245,208)	(192,518)	(166,935)
Repurchase of common stock	—	(251,844)	(334,429)
Proceeds from stock options exercised	16,981	19,000	17,710
Net proceeds from issuance of common stock	—	—	2,597
Net proceeds from issuance of preferred stock	584,936	—	—
Other, net	5,122	5,583	4,635
Net cash provided by (used for) financing activities	2,767,665	3,521,883	4,335,428
Increase (decrease) in cash and cash equivalents	537,614	(373,409)	219,433
Cash and cash equivalents at beginning of period	847,156	1,220,565	1,001,132
Cash and cash equivalents at end of period	$1,384,770	$847,156	$1,220,565
Supplemental disclosures:
Interest paid	$241,073	$150,403	$131,488
Income taxes paid	4,979	153,590	139,918
Non-cash activities:
Common stock issued to acquire FirstMerit	2,766,773	—	—
Preferred stock issued to acquire FirstMerit	104,320	—	—
Loans transferred to held-for-sale from portfolio	3,436,692	1,727,440	96,643
Loans transferred to portfolio from held-for-sale	481,516	278,080	45,240
Transfer of loans to OREO	78,693	24,625	39,066
Transfer of securities to held-to-maturity from available-for-sale	2,870,257	3,000,180	—

Huntington Bancshares Incorporated
Notes to Consolidated Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, customized insurance programs, and other financial products and services. Huntington’s banking offices are located in Ohio, Illinois, Michigan, Pennsylvania, Indiana, West Virginia, Wisconsin and Kentucky. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio.
Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation. Companies in which Huntington holds more than a 50% voting equity interest, or a controlling financial interest, or are a VIE in which Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are consolidated. VIEs are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the obligation to absorb losses or the right to receive the residual returns of the entity if they occur. VIEs in which Huntington does not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or does not have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by others and non-controlling profit or loss (included in noninterest expense) for the portion of the entity’s earnings attributable to other’s interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Those investments in nonmarketable securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in Accrued income and other assets and Huntington’s proportional interest in the equity investments’ earnings are included in other noninterest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of management in determining the amount of its allowance for credit losses, income taxes deferred tax assets, and contingent liabilities, as well as fair value measurements of investment securities, derivatives, goodwill, other intangible assets, pension assets and liabilities, short-term borrowings, mortgage servicing rights, and loans held for sale. As with any estimate, actual results could differ from those estimates.
For statements of cash flows purposes, cash and cash equivalents are defined as the sum of Cash and due from banks, which includes amounts on deposit with the Federal Reserve and Federal funds sold and securities purchased under resale agreements.
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
Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income, except for gains and losses on trading account securities used to economically hedge the fair value of MSRs, which are included in mortgage banking income. Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost. All other debt and equity securities are classified as available-for-sale and other securities. Unrealized gains or losses on available-for-sale and other securities are reported as a separate component of accumulated OCI in the Consolidated Statements of Changes in Shareholders’ Equity. Credit-related declines in the value of debt securities that are considered OTTI are recorded in noninterest income.
Huntington evaluates its investment securities portfolio on a quarterly basis for indicators of OTTI. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Management reviews the amount of unrealized loss, the length of time the security has been in an unrealized loss position, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. For those debt securities that Huntington intends to sell or is more likely than not required to sell, before the recovery of their amortized cost bases, the difference between fair value and amortized cost is considered to be OTTI and is recognized in noninterest income. For those debt securities that Huntington does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost bases, the credit portion of the OTTI is recognized in noninterest income while the noncredit portion is recognized on OCI. In determining the credit portion, Huntington uses a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. Non-credit-related OTTI results from other factors, including increased liquidity spreads and higher interest rates. Presentation of OTTI is made in the Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI.
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
Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans for which the fair value option has been elected, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income. Interest income is accrued as earned using the interest method based on unpaid principal balances. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at a premium and at a discount to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs on a level-yield basis over the contractual lives of the related loans, which would not include purchased credit impaired loans.
Troubled debt restructurings are loans for which the original contractual terms have been modified to provide a concession to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Modifications resulting in troubled debt restructurings may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the repayment period, a reduction in payment amount, and partial forgiveness or deferment of principal or accrued interest.
Residual values on leased equipment are evaluated quarterly for impairment. Impairment of the residual values of direct financing leases determined to be other than temporary is recognized by writing the leases down to fair value with a charge to other noninterest expense. Leased equipment residual value impairment will arise if the expected fair value is less than the carrying amount, net of estimated amounts reimbursable by the lessee. Future declines in the expected residual value of the leased equipment would result in expected losses of the leased equipment.
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

The appropriateness of the ACL is based on management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of increasing or decreasing commercial real estate values and the development of new or expanded Commercial business segments. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.
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

For all classes within all loan portfolios, cash receipts on NALs are applied against principal until the loan or lease has been collected in full, including charged-off portion, after which time any additional cash receipts are recognized as interest income. However, for secured non-reaffirmed debt in a Chapter 7 bankruptcy, payments are applied to principal and interest when the borrower has demonstrated a capacity to continue payment of the debt and collection of the debt is reasonably assured. For unsecured non-reaffirmed debt in a Chapter 7 bankruptcy where the carrying value has been fully charged-off, payments are recorded as loan recoveries.
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
When a loan within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Interest income on TDRs is accrued when all principal and interest is expected to be collected under the post-modification terms. Cash receipts on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full (including already charged-off portion), after which time any additional cash receipts are recognized as interest income. Cash receipts on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.
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
From time to time we securitize certain automobile receivables. Gains and losses on the loans and leases sold and servicing rights associated with loan and lease sales are determined when the related loans or leases are sold to either a securitization trust or third-party. For loan or lease sales with servicing retained, a servicing asset is recorded at fair value for the right to service the loans sold.
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
Repossessed Collateral — Repossessed collateral, also referred to as OREO, is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, and is carried at fair value. Collateral obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. If the fair value is higher than the carrying amount of the loan the excess is recognized first as a recovery and then as noninterest income. Subsequent declines in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. Gains or losses resulting from the sale of collateral are recognized in noninterest expense at the date of sale.
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
Mortgage Servicing Rights — Huntington recognizes the rights to service mortgage loans as separate assets, which are included in Servicing Rights in the Consolidated Balance Sheets when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.
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
Goodwill and Other Intangible Assets — Under the acquisition method of accounting, the net assets of entities acquired by
Huntington are recorded at their estimated fair value at the date of acquisition. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. Other intangible assets with finite useful lives are amortized either on an accelerated or straight-line basis over their estimated useful lives. Goodwill is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Pension and Other Postretirement Benefits — We recognize the funded status of the postretirement benefit plans on the Consolidated Balance Sheets. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Our contributions to defined contribution plans are charged to current earnings.
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
Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment, which is described in Note 24.

2. ACCOUNTING STANDARDS UPDATE
ASU 2014-09—Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management intends to adopt the new guidance on January 1, 2018 using the modified retrospective approach and is well into its outlined implementation plan. In this regard, management has completed a preliminary analysis that includes (a) identification of all revenue streams included in the financial statements; (b) determination of scope exclusions to identify ‘in-scope’ revenue streams; (c) determination of size, timing, and amount of revenue recognition for in-scope items; (d) determination of sample size of contracts for further analysis; and (e) completion of limited analysis on selected contracts to evaluate the potential impact of the new guidance. The key revenue streams identified include service charges, credit card and payment processing fees, trust services fees, insurance income, brokerage services, and mortgage banking income. The new guidance is not expected to have a significant impact on Huntington’s Consolidated Financial Statements.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update make targeted improvements to GAAP including, but not limited to, requiring an entity to measure its equity investments with changes in the fair value recognized in the income statement; requiring an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (i.e., FVO liability); requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; assessing deferred tax assets related to a net unrealized loss on AFS securities in combination with the entity’s other deferred tax assets; and eliminating some of the disclosures required by the existing GAAP while requiring entities to present and disclose some additional information. The new guidance is effective for the fiscal period beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendment is not expected to have a material impact on Huntington's Consolidated Financial Statements.
ASU 2016-02 - Leases. This Update sets forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting applied by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for the fiscal period beginning after December 15, 2018, with early application permitted. Management is currently assessing the impact of the new guidance on Huntington's Consolidated Financial Statements. Huntington expects to recognize a right-of-use asset and a lease liability for its operating lease commitments. Please refer to Note 21 for Huntington's commitments under operating lease obligations.
ASU 2016-05 - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This Update provides accounting clarification for changes in the counterparty to a derivative instrument that has been designated as a qualified hedging instrument. Specifically, changes in the derivative counterparty should not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This Update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Management does not believe the new guidance will have a significant impact on Huntington's Consolidated Financial Statements.
ASU 2016-06 - Contingent Put and Call Options in Debt Instruments. This Update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt instruments. An entity performing the assessment set forth in this Update will be required to assess embedded call (put) options solely in accordance with the four-step decision sequence. This Update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. An entity should apply this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. This Update is not expected to have a significant impact on Huntington's Consolidated Financial Statements.
ASU 2016-07 - Simplifying the Transition to the Equity Method of Accounting. This Update eliminates the requirement for the retrospective use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence of an investor. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method accounting. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments are not expected to have a significant impact on Huntington's Consolidated Financial Statements.
ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. This Update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments, among other things, require all tax benefits and tax deficiencies related to share-based awards to be recognized in the income statement. Other changes include an election related to the accounting for forfeitures, changes to the cash flow statement presentation for excess tax benefits, as well as for cash paid by an employer when directly withholding shares for tax withholding purposes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. This Update was adopted in the current reporting period with no significant impact recognized on Huntington’s Consolidated Financial Statements.
ASU 2016-13 - Financial Instruments - Credit Losses. The amendments in this Update eliminate the probable recognition threshold for credit losses on financial assets measured at amortized cost. The Update requires those financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this Update on Huntington's Consolidated Financial Statements. Management has formed a working group comprising of teams from different disciplines including credit and finance. The working group is currently evaluating the requirements of the new standard and the impact it will have on our processes. The early stages of this evaluation include a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new impairment models may be required.
ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. Current guidance lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to several types of cash flows. The amendments in this Update are effective using a retrospective transition approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on Huntington's Consolidated Financial Statements.
ASU 2016-17 - Consolidation - Interests Held Through Related Parties that are Under Common Control. The Update amends the guidance included in ASU 2015-02, Consolidation: Amendments to Consolidation Analysis adopted by Huntington earlier this year. The Update makes a narrow amendment and requires that a single decision maker should consider indirect economic interests in the entity held through related parties that are under common control on a proportionate basis when determining whether it is the primary beneficiary of that VIE. Prior to this amendment, indirect interests held through related parties that are under common control were to be considered equivalent of single decision maker’s direct interests in their entirety. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of the Update is not expected to have a significant impact on Huntington’s Consolidated Financial Statements.
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

The acquisition of FirstMerit constituted a business combination. The FirstMerit merger has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. As of December 31, 2016, Management completed its review of information relating to events or circumstances existing at the acquisition date.

The following table reflects consideration paid for FirstMerit's net assets and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date:

	FirstMerit
(dollar amounts in thousands)	UPB	Fair Value
Assets acquired:
Cash and due from banks		$703,661
Interest-bearing deposits in banks		32,496
Loans held for sale		150,576
Available for sale and other securities		7,369,967
Loans and leases:
Commercial:
Commercial and industrial	$7,410,503	7,252,692
Commercial real estate	1,898,875	1,844,150
Total commercial	9,309,378	9,096,842
Consumer:
Automobile	1,610,007	1,609,145
Home equity	1,579,832	1,537,791
Residential mortgage	1,098,588	1,092,050
RV and marine finance	1,823,312	1,816,575
Other consumer	324,350	323,512
Total consumer	6,436,089	6,379,073
Total loans and leases	$15,745,467	15,475,915
Bank owned life insurance		633,612
Premises and equipment		228,635
Goodwill		1,320,818
Core deposit intangible		309,750
Other intangible assets		94,571
Servicing rights		15,317
Accrued income and other assets		506,578
Total assets acquired		26,841,896
Liabilities assumed:
Deposits		21,157,172
Short-term borrowings		1,163,851
Long-term debt		519,971
Accrued expenses and other liabilities		292,930
Total liabilities assumed		23,133,924
Total consideration paid		$3,707,972

Consideration:
Cash paid		$836,879
Fair value of common stock issued		2,766,773
Fair value of preferred stock exchange		104,320

Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in Note 8 of the Notes to Consolidated Financial Statements. The total amount of goodwill that is expected to be deductible for tax purposes is $339 million.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks, interest-bearing deposits in banks, and loans held for sale: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Securities: Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Loans and leases: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and include adjustments for any liquidity concerns. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

CDI: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits were estimated to be received.

Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Debt: The fair values of long-term debt instruments were estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

The following table presents financial information regarding the former FirstMerit operations included in our Consolidated Statements of Income from the date of acquisition (August 16, 2016) through December 31, 2016 under the column “Actual from acquisition date”. The following table also presents unaudited pro forma information as if the entities were combined for the full years ended December 31, 2016 and 2015, respectively under the “Unaudited Pro Forma” columns. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired FirstMerit on January 1, 2015. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Actual from	Unaudited Pro Forma for
	acquisition date through	Year Ended December 31,
(dollar amounts in thousands)	December 31, 2016	2016	2015
Net interest income	$277,143	$2,788,074	$2,599,840
Noninterest income	96,217	1,311,490	1,301,798
Net income	82,083	809,142	842,069

This unaudited pro forma information combines the historical consolidated results of operations of Huntington and FirstMerit for the periods presented and gives effect to the following nonrecurring adjustments:

Fair value adjustments: Pro forma adjustment to decrease net interest income by $12 million and $18 million for the years ended December 31, 2016 and 2015, to record estimated amortization of premiums and accretion of discounts on acquired loans, securities, deposits, and long-term debt.

FirstMerit accretion /amortization: Pro forma adjustment to decrease net interest income by $34 million and $79 million for the years ended December 31, 2016 and 2015, to eliminate FirstMerit amortization of premiums and accretion of discounts on previously acquired loans, securities, and deposits.

Amortization of acquired intangibles: Pro forma adjustment to increase noninterest expense by $28 million and $44 million for the years ended December 31, 2016 and 2015, to record estimated amortization of acquired intangible assets.

Huntington merger-related costs: Pro forma results include Huntington merger-related costs which primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses totaling $281 million for the year ended December 31, 2016.

Other adjustments: Pro forma results also include adjustments related to branch divestitures, incremental interest expense on the issuance on acquisition debt, elimination of FirstMerit's intangible amortization expense, FirstMerit merger-related costs, and related income-tax effects.

Branch divestiture: On December 5, 2016, Huntington completed the previously announced sale of 13 acquired branches and certain related assets and deposit liabilities to First Commonwealth Bank, the banking subsidiary of First Commonwealth Financial Corporation. The sale was in connection with an agreement reached with the U.S. Department of Justice in order to resolve its competitive concerns about Huntington’s acquisition of FirstMerit. Total deposits and loans transferred to First Commonwealth Bank in the transaction totaled $620 million and $106 million, respectively.
4. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts, deferred loan fees and costs and purchase accounting adjustments, which resulted in a net premium of $120 million and $262 million, at December 31, 2016 and 2015, respectively.
Loans and leases with a fair value of $15 billion were acquired by Huntington as part of the FirstMerit acquisition. The fair values of the loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3). Of the total acquired loans and leases, Huntington has elected the fair value option for $56 million of consumer loans. These loans will subsequently be measured at fair value with any changes in fair value recognized in noninterest income in the Consolidated Statements of Income.
Direct Financing Leases
Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans. Net investments in lease financing receivables by category at December 31, 2016 and 2015 were as follows:

	At December 31,
(dollar amounts in thousands)	2016	2015
Commercial and industrial:
Lease payments receivable	$1,881,596	$1,551,885
Estimated residual value of leased assets	797,611	711,181
Gross investment in commercial lease financing receivables	2,679,207	2,263,066
Net deferred origination costs	12,683	7,068
Deferred fees	(253,423)	(208,669)
Total net investment in commercial lease financing receivables	$2,438,467	$2,061,465
The future lease rental payments due from customers on direct financing leases at December 31, 2016, totaled $1.9 billion and therefore were as follows: $0.6 billion in 2017, $0.5 billion in 2018, $0.3 billion in 2019, $0.2 billion in 2020, $0.1 billion in 2021, and $0.2 billion thereafter.
Purchased Credit-Impaired Loans
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
The following table presents a rollforward of the accretable yield for purchased credit impaired FirstMerit loans for the year ended December 31, 2016: and 2015:

(dollar amounts in thousands)	2016
Balance, beginning of period	$—
Impact of acquisition/purchase on August 16, 2016	17,717
Accretion	(5,401)
Reclassification (to) from nonaccretable difference	24,353
Balance at December 31,	$36,669
The following table reflects the ending and unpaid balances of the FirstMerit purchased credit-impaired loans at December 31, 2016: 2015

	December 31, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Balance
Commercial and industrial	$68,338	$100,031
Commercial real estate	34,042	56,320
Total	$102,380	$156,351
Loan Purchases and Sales
The following table summarizes significant portfolio loan purchase and sale activity for the years ended December 31, 2016 and 2015. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	2016		2015
Portfolio loans and leases purchased or transferred from held for sale:
Commercial and industrial	$394,579		$316,252
Commercial real estate	—		—
Automobile	—		—
Home equity	—		—
Residential mortgage	16,045		20,463
RV and marine finance	—		—
Other consumer	—		—
Total	$410,624		$336,715

Portfolio loans and leases sold or transferred to loans held for sale:
Commercial and industrial	$1,293,711	(1)	$380,713
Commercial real estate	76,965	(2)	—
Automobile	1,544,642		764,540	(3)
Home equity	—		96,786
Residential mortgage	—		—
RV and marine finance	—		—
Other consumer	—		—
Total	$2,915,318		$1,242,039

(1) Reflects the transfer of approximately $1.0 billion of loans to loans held-for-sale in the 2016 third quarter, net of approximately $341 million of loans transferred back to loans held for investment in the 2016 fourth quarter.
(2) Reflects the transfer of approximately $124 million of loans to loans held-for-sale in the 2016 third quarter, net of approximately $47 million of loans transferred back to loans held for investment in the 2016 fourth quarter.
(3) Reflects the transfer of approximately $1.0 billion of loans to loans held-for-sale during the 2015 first quarter, net of approximately $262 million of loans transferred to loans and leases in the 2015 second quarter.
NALs and Past Due Loans
The following table presents NALs by loan class at December 31, 2016 and 2015:

	December 31,
(dollar amounts in thousands)	2016	2015
Commercial and industrial	$234,184	$175,195
Commercial real estate	20,508	28,984
Automobile	5,766	6,564
Home equity	71,798	66,278
Residential mortgage	90,502	94,560
RV and marine finance	245	—
Other consumer	—	—
Total nonaccrual loans	$423,003	$371,581
The amount of interest that would have been recorded under the original terms for total NAL loans was $24 million, $20 million, and $21 million for 2016, 2015, and 2014, respectively. The total amount of interest recorded to interest income for these loans was $17 million, $10 million, and $8 million in 2016, 2015, and 2014, respectively.

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at December 31, 2016 and 2015 (1):

	December 31, 2016
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	$42,052	$20,136	$74,174	$136,362	$27,854,012	$68,338	$—	$28,058,712	$18,148	(2)
Commercial real estate	21,187	3,202	29,659	54,048	7,212,811	34,042	—	7,300,901	17,215
Automobile loans and leases	76,283	17,188	10,442	103,913	10,862,715	—	2,154	10,968,782	10,182
Home equity	38,899	23,903	53,002	115,804	9,986,697	—	3,273	10,105,774	11,508
Residential mortgage	122,469	37,460	116,682	276,611	7,373,414	—	74,936	7,724,961	66,952
RV and marine finance	10,009	2,230	1,566	13,805	1,831,123	—	1,519	1,846,447	1,462
Other consumer	9,442	4,324	3,894	17,660	938,322	—	437	956,419	3,895
Total loans and leases	$320,341	$108,443	$289,419	$718,203	$66,059,094	$102,380	$82,319	$66,961,996	$129,362

	December 31, 2015
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$44,715	$13,580	$46,978	$105,273	$20,454,561	$20,559,834	$8,724	(2)
Commercial real estate	9,232	5,721	21,666	36,619	5,232,032	5,268,651	9,549
Automobile loans and leases	69,553	14,965	7,346	91,864	9,388,814	9,480,678	7,162
Home equity	36,477	16,905	56,300	109,682	8,360,800	8,470,482	9,044
Residential mortgage	102,773	34,298	119,354	256,425	5,741,975	5,998,400	69,917
RV and marine finance	—	—	—	—	—	—	—
Other consumer	6,469	1,852	1,395	9,716	553,338	563,054	1,394
Total loans and leases	$269,219	$87,321	$253,039	$609,579	$49,731,520	$50,341,099	$105,790

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.
Allowance for Credit Losses
The ACL is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the factors disclosed in Note 1. Significant Accounting Policies and is reduced by charge-offs, net of recoveries, and the ACL associated with loans sold or transferred to held-for-sale.

The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2016, 2015, and 2014:

(dollar amounts in thousands)	Commercial	Consumer	Total
Year ended December 31, 2016:
ALLL balance, beginning of period	$398,753	$199,090	$597,843
Loan charge-offs	(91,914)	(135,400)	(227,314)
Recoveries of loans previously charged-off	73,138	45,280	118,418
Provision (reduction in allowance) for loan and lease losses	84,381	85,026	169,407
Allowance for loans sold or transferred to loans held for sale	(13,267)	(6,674)	(19,941)
ALLL balance, end of period	$451,091	$187,322	$638,413
AULC balance, beginning of period	$63,448	$8,633	$72,081
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	18,692	2,703	21,395
AULC recorded at acquisition	4,403	—	4,403
AULC balance, end of period	$86,543	$11,336	$97,879
ACL balance, end of period	$537,634	$198,658	$736,292

Year ended December 31, 2015:
ALLL balance, beginning of period	$389,834	$215,362	$605,196
Loan charge-offs	(97,800)	(120,081)	(217,881)
Recoveries of loans previously charged-off	86,419	43,669	130,088
Provision (reduction in allowance) for loan and lease losses	20,300	68,379	88,679
Allowance for loans sold or transferred to loans held for sale	—	(8,239)	(8,239)
ALLL balance, end of period	$398,753	$199,090	$597,843
AULC balance, beginning of period	$55,029	$5,777	$60,806
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	8,419	2,856	11,275
AULC recorded at acquisition	—	—	—
AULC balance, end of period	$63,448	$8,633	$72,081
ACL balance, end of period	$462,201	$207,723	$669,924

Year ended December 31, 2014:
ALLL balance, beginning of period	$428,358	$219,512	$647,870
Loan charge-offs	(101,358)	(145,243)	(246,601)
Recoveries of loans previously charged-off	78,602	43,372	121,974
Provision (reduction in allowance) for loan and lease losses	(15,768)	98,850	83,082
Allowance for loans sold or transferred to loans held for sale	—	(1,129)	(1,129)
ALLL balance, end of period	$389,834	$215,362	$605,196
AULC balance, beginning of period	$59,487	$3,412	$62,899
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(4,458)	2,365	(2,093)
AULC recorded at acquisition	—	—	—
AULC balance, end of period	$55,029	$5,777	$60,806
ACL balance, end of period	$444,863	$221,139	$666,002

Credit Quality Indicators
To facilitate the monitoring of credit quality for C&I and CRE loans, and for purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following internally defined categories of credit grades:
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
Commercial loans categorized as OLEM, Substandard, or Doubtful are considered Criticized loans. Commercial loans categorized as Substandard or Doubtful are both considered Classified loans.
For all classes within consumer loan portfolios, each loan is assigned a specific PD factor that is partially based on the borrower’s most recent credit bureau score, which we update quarterly. A credit bureau score is a credit score developed by Fair Isaac
Corporation based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following table presents each loan and lease class by credit quality indicator at December 31, 2016 and 2015:

	December 31, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,211,885	$810,287	$1,028,819	$7,721	$28,058,712
Commercial real estate	7,042,304	96,975	159,098	2,524	7,300,901
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	5,369,085	4,043,611	1,298,460	255,472	10,966,628
Home equity	6,280,328	2,891,330	637,560	293,283	10,102,501
Residential mortgage	4,662,777	2,285,121	615,067	87,060	7,650,025
RV and marine finance	1,064,143	644,039	72,995	63,751	1,844,928
Other consumer	346,867	455,959	133,243	19,913	955,982

	December 31, 2015
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$19,257,789	$399,339	$895,577	$7,129	$20,559,834
Commercial real estate	5,066,054	79,787	121,167	1,643	5,268,651
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	4,680,684	3,454,585	1,086,914	258,495	9,480,678
Home equity	5,210,741	2,466,425	582,326	210,990	8,470,482
Residential mortgage	3,564,064	1,813,779	567,984	52,573	5,998,400
RV and marine finance	—	—	—	—	—
Other consumer	233,969	269,746	49,650	9,689	563,054

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects most recent customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
Impaired Loans
For all classes within the C&I and CRE portfolios, all loans with an obligor balance of $1 million or greater are evaluated on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.
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
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2016 and 2015:

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at December 31, 2016:
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$10,525	$11,021	$21,546
Attributable to loans collectively evaluated for impairment	440,566	176,301	616,867
Total ALLL balance	$451,091	$187,322	$638,413
Loan and Lease Ending Balances at December 31, 2016: (1)
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$102,380	$—	$102,380
Individually evaluated for impairment	415,624	457,890	873,514
Collectively evaluated for impairment	34,841,609	31,062,174	65,903,783
Total loans and leases evaluated for impairment	$35,359,613	$31,520,064	$66,879,677

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at December 31, 2015:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,602	$127	$2,729
Attributable to loans individually evaluated for impairment	27,428	35,008	62,436
Attributable to loans collectively evaluated for impairment	368,723	163,955	532,678
Total ALLL balance:	$398,753	$199,090	$597,843
Loan and Lease Ending Balances at December 31, 2015: (1)
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$34,775	$1,506	$36,281
Individually evaluated for impairment	626,010	651,778	1,277,788
Collectively evaluated for impairment	25,167,700	23,859,330	49,027,030
Total loans and leases evaluated for impairment	$25,828,485	$24,512,614	$50,341,099

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases and purchased credit-impaired loans for the years ended December 31, 2016 and 2015 (1):

				Year Ended
	December 31, 2016			December 31, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (4)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$299,606	$358,712	$—	$292,567	$9,401
Commercial real estate	88,817	126,152	—	73,040	4,191
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	—	—
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial (2)	406,243	448,121	22,259	301,598	8,124
Commercial real estate (3)	97,238	107,512	3,434	68,865	2,978
Automobile	30,961	31,298	1,850	31,722	2,162
Home equity	319,404	352,722	15,032	277,692	13,410
Residential mortgage (5)	327,753	363,099	12,849	348,158	11,945
RV and marine finance	—	—	—	—	—
Other consumer	3,897	3,897	260	4,481	233

Total
Commercial and industrial	705,849	806,833	22,259	594,165	17,525
Commercial real estate	186,055	233,664	3,434	141,905	7,169
Automobile	30,961	31,298	1,850	31,722	2,162
Home equity	319,404	352,722	15,032	277,692	13,410
Residential mortgage	327,753	363,099	12,849	348,158	11,945
RV and marine finance	—	—	—	—	—
Other consumer	3,897	3,897	260	4,481	233

				Year Ended
	December 31, 2015			December 31, 2015
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (4)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$255,801	$279,551	$—	$114,389	$2,584
Commercial real estate	68,260	125,814	—	88,173	7,199
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	—	—
RV and marine finance	—	—	—	—	—
Other consumer	52	101	—	51	17

With an allowance recorded:
Commercial and industrial (2)	246,249	274,203	21,916	267,662	15,110
Commercial real estate (3)	90,475	104,930	8,114	114,019	4,833
Automobile	31,304	31,878	1,779	30,163	2,224
Home equity	248,839	284,957	16,242	292,014	13,092
Residential mortgage (5)	368,449	411,114	16,938	373,573	12,889
RV and marine finance	—	—	—	—	—
Other consumer	4,640	4,649	176	4,675	254

Total
Commercial and industrial	502,050	553,754	21,916	382,051	17,694
Commercial real estate	158,735	230,744	8,114	202,192	12,032
Automobile	31,304	31,878	1,779	30,163	2,224
Home equity	248,839	284,957	16,242	292,014	13,092
Residential mortgage	368,449	411,114	16,938	373,573	12,889
RV and marine finance	—	—	—	—	—
Other consumer	4,692	4,750	176	4,726	271

(1)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(2)
At December 31, 2016, $293 million of the $406 million C&I loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $91 million of the $246 million C&I loans with an allowance recorded were considered impaired due to their status as a TDR.

(3)
At December 31, 2016, $81 million of the $97 million CRE loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2015, $35 million of the $90 million CRE loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(5)
At December 31, 2016, $29 million of the $328 million residential mortgage loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2015, $29 million of the $368 million residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans
The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $49 million, $46 million, and $45 million for 2016, 2015, and 2014, respectively. The total amount of actual interest recorded to interest income for these loans was $40 million, $41 million, and $39 million for 2016, 2015, and 2014, respectively.
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

•
Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the years ended December 31, 2016 and 2015, was not significant.

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
Our strategy involving TDR borrowers includes working with these borrowers to allow them to refinance elsewhere, as well as allow them time to improve their financial position and remain a Huntington customer through refinancing their notes according to market terms and conditions in the future. A subsequent refinancing or modification of a loan may occur when either the loan matures according to the terms of the TDR-modified agreement or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if the borrower is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation, whereas a continuation of the prior note requires a continuation of the TDR designation. In order for a TDR designation to be removed, the borrower must no longer be experiencing financial difficulties and the terms of the refinanced loan must not represent a concession.
Consumer loan TDRs – Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. The primary concessions given to residential mortgage borrowers are amortization or maturity date changes and interest rate reductions. Residential mortgages identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent. The Company may make similar interest rate, term, and principal concessions for Automobile, Home Equity, RV and Marine Finance and Other Consumer loan TDRs.
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

The Company's TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of the concessions for the C&I and CRE portfolios are the extension of the maturity date, but could also include an increase in the interest rate. In these instances, the primary concession is the maturity date extension.
TDR concessions may also result in the reduction of the ALLL within the C&I and CRE portfolios. This reduction is derived from payments and the resulting application of the reserve calculation within the ALLL. The transaction reserve for non-TDR C&I and CRE loans is calculated based upon several estimated probability factors, such as PD and LGD. Upon the occurrence of a TDR in our C&I and CRE portfolios, the reserve is measured based on discounted expected cash flows or collateral value, less anticipated selling costs, of the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a lower ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. The ALLL for C&I and CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.
TDR concessions on consumer loans may increase the ALLL. The concessions made to these borrowers often include interest rate reductions, and therefore, the TDR ALLL calculation results in a greater ALLL compared with the non-TDR calculation as the reserve is measured based on the estimation of the discounted expected cash flows or collateral value, less anticipated selling costs, on the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a higher ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a higher estimated loss or, (2) due to the rate decrease, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, indicates a reduction in the present value of expected cash flows or collateral value, less anticipated selling costs. However, in certain instances, the ALLL may decrease as a result of payments made in connection with the modification.
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
The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2016 and 2015:

	New Troubled Debt Restructurings During The Year Ended (1)
	December 31, 2016			December 31, 2015
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)
Commercial and industrial:
Interest rate reduction	4	161	5	13	8,243	(1,042)
Amortization or maturity date change	872	490,488	(8,751)	765	524,356	(5,853)
Other	20	1,951	(13.996)	16	29,842	(449)
Total Commercial and industrial	896	492,600	(8,760)	794	562,441	(7,344)
Commercial real estate:
Interest rate reduction	2	223	—	4	2,249	(4)
Amortization or maturity date change	111	69,192	(1,868)	143	141,238	(1,249)
Other	4	315	16	11	480	(30)
Total commercial real estate:	117	69,730	(1,852)	158	143,967	(1,283)
Automobile:
Interest rate reduction	17	212	12	41	121	5
Amortization or maturity date change	1,593	14,542	1,065	1,591	12,268	533
Chapter 7 bankruptcy	1,059	8,418	400	926	7,390	423
Other	—	—	—	—	—	—
Total Automobile	2,669	23,172	1,477	2,558	19,779	961
Home equity:
Interest rate reduction	55	2,928	110	55	4,399	161
Amortization or maturity date change	578	32,006	(3,709)	1,591	79,023	(10,639)
Chapter 7 bankruptcy	282	10,035	2,819	330	9,855	4,271
Other	—	—	—	—	—	—
Total Home equity	915	44,969	(780)	1,976	93,277	(6,207)
Residential mortgage:
Interest rate reduction	13	1,287	(18)	15	1,565	(61)
Amortization or maturity date change	363	39,170	(1,650)	518	57,859	(455)
Chapter 7 bankruptcy	62	5,715	(86)	139	14,183	(164)
Other	4	424	—	11	1,266	—
Total Residential mortgage	442	46,596	(1,754)	683	74,873	(680)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	—	—	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	—	—	—	—	—	—
Other consumer:
Interest rate reduction	—	—	—	1	96	3
Amortization or maturity date change	6	575	24	10	198	8
Chapter 7 bankruptcy	8	72	7	11	69	9
Other	—	—	—	—	—	—
Total Other consumer	14	647	31	22	363	20
Total new troubled debt restructurings	5,053	$677,714	$(11,638)	6,191	$894,700	$(14,533)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(3)	Amounts represent the financial impact via provision (recovery) for loan and lease losses as a result of the modification.

Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of December 31, 2016 and 2015, these borrowings and advances are secured by $19.7 billion and $17.5 billion, respectively of loans and securities.
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which was re-branded Huntington Technology Finance. Huntington assumed debt associated with two securitizations. As of December 31, 2016, the debt is secured by $70 million of on balance sheet leases held by the trusts.
5. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Contractual maturities of available-for-sale and other securities as of December 31, 2016 and 2015 were:

	2016		2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$223,789	$221,495	$333,891	$332,980
After 1 year through 5 years	1,147,510	1,149,460	1,184,454	1,189,455
After 5 years through 10 years	1,956,893	1,962,345	1,648,808	1,645,759
After 10 years	11,884,812	11,665,245	5,259,855	5,263,063
Other securities:
Nonmarketable equity securities	547,704	547,704	332,786	332,786
Mutual funds	15,286	15,286	10,604	10,604
Marketable equity securities	861	1,302	525	794
Total available-for-sale and other securities	$15,776,855	$15,562,837	$8,770,923	$8,775,441
Other securities at December 31, 2016 and 2015 include nonmarketable equity securities of $249 million and $157 million of stock issued by the FHLB and $299 million and $176 million of Federal Reserve Bank stock, respectively. Nonmarketable equity securities are recorded at amortized cost. Other securities also include mutual funds and marketable equity securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2016 and 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
U.S. Treasury	$5,480	$17	$—	$5,497
Federal agencies:
Mortgage-backed securities	10,851,461	12,548	(190,667)	10,673,342
Other agencies	73,012	536	(6)	73,542
Total U.S. Treasury, Federal agency securities	10,929,953	13,101	(190,673)	10,752,381
Municipal securities	3,260,428	28,431	(38,802)	3,250,057
Asset-backed securities	824,124	1,492	(32,135)	793,481
Corporate debt	194,537	4,161	(15)	198,683
Other securities	567,813	441	(19)	568,235
Total available-for-sale and other securities	$15,776,855	$47,626	$(261,644)	$15,562,837

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
U.S. Treasury	$5,457	$15	$—	$5,472
Federal agencies:
Mortgage-backed securities	4,505,318	30,078	(13,708)	4,521,688
Other agencies	115,076	888	(51)	115,913
Total U.S. Treasury, Federal agency securities	4,625,851	30,981	(13,759)	4,643,073
Municipal securities	2,431,943	51,558	(27,105)	2,456,396
Asset-backed securities	901,059	535	(40,181)	861,413
Corporate debt	464,207	4,824	(2,554)	466,477
Other securities	347,863	271	(52)	348,082
Total available-for-sale and other securities	$8,770,923	$88,169	$(83,651)	$8,775,441

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2016 and 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$8,908,470	$(189,318)	$41,706	$(1,349)	$8,950,176	$(190,667)
Other agencies	924	(6)	—	—	924	(6)
Total Federal agency securities	8,909,394	(189,324)	41,706	(1,349)	8,951,100	(190,673)
Municipal securities	1,412,152	(29,175)	272,292	(9,627)	1,684,444	(38,802)
Asset-backed securities	361,185	(3,043)	178,924	(29,092)	540,109	(32,135)
Corporate debt	3,567	(15)	200	—	3,767	(15)
Other securities	790	(11)	1,492	(8)	2,282	(19)
Total temporarily impaired securities	$10,687,088	$(221,568)	$494,614	$(40,076)	$11,181,702	$(261,644)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$1,658,516	$(11,341)	$84,147	$(2,367)	$1,742,663	$(13,708)
Other agencies	37,982	(51)	—	—	37,982	(51)
Total Federal agency securities	1,696,498	(11,392)	84,147	(2,367)	1,780,645	(13,759)
Municipal securities	570,916	(15,992)	248,204	(11,113)	819,120	(27,105)
Asset-backed securities	552,275	(5,791)	207,639	(34,390)	759,914	(40,181)
Corporate debt	167,144	(1,673)	21,965	(881)	189,109	(2,554)
Other securities	772	(28)	1,476	(24)	2,248	(52)
Total temporarily impaired securities	$2,987,605	$(34,876)	$563,431	$(48,775)	$3,551,036	$(83,651)
At December 31, 2016, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $5.0 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2016.
The following table is a summary of realized securities gains and losses for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Gross gains on sales of securities	$23,095	$6,730	$17,729
Gross (losses) on sales of securities	(21,060)	(3,546)	(175)
Net gain (loss) on sales of securities	$2,035	$3,184	$17,554
Security Impairment
Huntington evaluates the available-for-sale securities portfolio on a quarterly basis for impairment. The Company conducts a comprehensive security-level assessment on all available-for-sale securities. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the amortized cost is recovered, which may be maturity. Impairment would exist when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any credit impairment would be recognized in earnings. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost.
OTTI totaling $2 million was recorded on two direct purchase municipal instruments during 2016. Direct purchase municipal instruments are underwritten and managed by Huntington. At December 31, 2016, $2.8 billion of direct purchase municipal instruments were managed by Huntington.
The highest risk segment in our investment portfolio is the trust preferred CDO securities which are in the asset-backed securities portfolio. This portfolio is in run off, and the Company has not purchased these types of securities since 2005. The fair values of the CDO assets have been impacted by various market conditions. The unrealized losses are primarily the result of wider liquidity spreads on asset-backed securities and the longer expected average lives of the trust-preferred CDO securities, due to changes in the expectations of when the underlying securities will be repaid.
Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. Many collateral issuers have the option of deferring interest payments on their debt for up to five years. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third-party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current / near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of the analysis, the Company estimates appropriate default and recovery probabilities for each piece of collateral then estimates the expected cash flows for each security. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).
The following table summarizes the relevant characteristics of the Company's CDO securities portfolio, which are included in asset-backed securities, at December 31, 2016 and 2015. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Securities
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
ICONS	18,594	18,594	15,307	(3,287)	BB	19/21	7	13	54
MM Comm III	4,573	4,369	3,618	(751)	BB	5/8	5	6	38
Pre TSL IX (1)	5,000	3,955	3,253	(702)	C	27/37	16	9	8
Pre TSL XI (1)	25,000	19,576	15,767	(3,809)	C	43/53	14	8	14
Pre TSL XIII (1)	27,530	19,106	17,146	(1,960)	C	45/54	9	11	29
Reg Diversified (1)	25,500	4,610	1,752	(2,858)	D	20/37	35	8	—
Tropic III	31,000	31,000	19,160	(11,840)	BB	28/37	16	7	42
Total at December 31, 2016	$137,197	$101,210	$76,003	$(25,207)
Total at December 31, 2015	$179,574	$131,991	$100,338	$(31,654)

(1)	Security was determined to have OTTI. As such, the amortized cost is net of recorded credit impairment.

(2)	The majority of securities have been in a continuous loss position for 12 months or longer.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

For the periods ended December 31, 2016, 2015, and 2014, the following table summarizes by security type, the total OTTI losses recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above:

	Year ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Available-for-sale and other securities:
Collateralized Debt Obligations	$—	$(2,440)	$—
Municipal Securities	(2,119)	—	—
Total available-for-sale and other securities	$(2,119)	$(2,440)	$—
The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2016, and 2015 as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015
Balance, beginning of year	$18,368	$30,869
Reductions from sales	(8,690)	(14,941)
Credit losses not previously recognized	2,119	—
Additional credit losses	—	2,440
Balance, end of year	$11,797	$18,368
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

During 2016 and 2015, Huntington transferred federal agencies, mortgage-backed securities and other agency securities totaling $2.9 billion and $3.0 billion, respectively from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. At the time of the transfer, $58 million of unrealized net losses and $6 million of unrealized net gains were recognized in OCI, respectively. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.
Listed below are the contractual maturities of held-to-maturity securities at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies:
Mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	41,261	40,791	25,909	25,227
After 10 years	7,157,083	7,139,943	5,506,592	5,484,407
Total mortgage-backed securities	7,198,344	7,180,734	5,532,501	5,509,634
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	398,341	399,452	283,960	284,907
After 10 years	204,083	201,180	336,092	334,004
Total other agencies	602,424	600,632	620,052	618,911
Total U.S. Government backed agencies	7,800,768	7,781,366	6,152,553	6,128,545
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	6,171	5,902	7,037	6,913
Total municipal securities	6,171	5,902	7,037	6,913
Total held-to-maturity securities	$7,806,939	$7,787,268	$6,159,590	$6,135,458

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at December 31, 2016 and 2015:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
Federal agencies:
Mortgage-backed securities	$7,198,344	$20,883	$(38,493)	$7,180,734
Other agencies	602,424	1,690	(3,482)	600,632
Total U.S. Government backed agencies	7,800,768	22,573	(41,975)	7,781,366
Municipal securities	6,171	—	(269)	5,902
Total held-to-maturity securities	$7,806,939	$22,573	$(42,244)	$7,787,268

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2015
Federal agencies:
Mortgage-backed securities	$5,532,501	$14,637	$(37,504)	$5,509,634
Other agencies	620,052	1,645	(2,786)	618,911
Total U.S. Government backed agencies	6,152,553	16,282	(40,290)	6,128,545
Municipal securities	7,037	—	(124)	6,913
Total held-to-maturity securities	$6,159,590	$16,282	$(40,414)	$6,135,458

The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2016 and 2015:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$2,855,360	$(31,470)	$186,226	$(7,023)	$3,041,586	$(38,493)
Other agencies	413,207	(3,482)	—	—	413,207	(3,482)
Total U.S. Government backed securities	3,268,567	(34,952)	186,226	(7,023)	3,454,793	(41,975)
Municipal securities	5,902	(269)	—	—	5,902	(269)
Total temporarily impaired securities	$3,274,469	$(35,221)	$186,226	$(7,023)	$3,460,695	$(42,244)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Federal agencies:
Mortgage-backed securities	$3,692,890	$(25,418)	$519,872	$(12,086)	$4,212,762	$(37,504)
Other agencies	425,410	(2,689)	6,647	(97)	432,057	(2,786)
Total U.S. Government backed securities	4,118,300	(28,107)	526,519	(12,183)	4,644,819	(40,290)
Municipal securities	—	—	6,913	(124)	6,913	(124)
Total temporarily impaired securities	$4,118,300	$(28,107)	$533,432	$(12,307)	$4,651,732	$(40,414)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of December 31, 2016 and 2015, The Company evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Residential mortgage loans sold with servicing retained	$3,632,024	$3,322,723	$2,330,060
Pretax gains resulting from above loan sales (1)	96,585	83,148	57,590

(1)	Recorded in mortgage banking income.
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2016 and 2015:
Fair Value Method

(dollar amounts in thousands)	2016	2015
Fair value, beginning of year	$17,585	$22,786
Change in fair value during the period due to:
Time decay (1)	(950)	(1,295)
Payoffs (2)	(1,827)	(3,031)
Changes in valuation inputs or assumptions (3)	(1,061)	(875)
Fair value, end of year	$13,747	$17,585
Weighted-average life (years)	5.7	4.6

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.
Amortization Method

(dollar amounts in thousands)	2016	2015
Carrying value, beginning of year	$143,133	$132,812
New servicing assets created	37,813	35,407
Servicing assets acquired	15,317	—
Impairment recovery (charge)	1,918	(2,732)
Amortization and other	(25,715)	(22,354)
Carrying value, end of year	$172,466	$143,133
Fair value, end of year	$172,779	$143,435
Weighted-average life (years)	7.2	5.9
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
MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. Huntington economically hedges the value of certain MSRs against changes in value attributable to changes in interest rates using a combination of derivative instruments and trading securities.
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2016, and 2015 follows:

	December 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	10.90%	$(501)	$(970)	14.70%	$(864)	$(1,653)
Spread over forward interest rate swap rates	536 bps	(454)	(879)	539 bps	(559)	(1,083)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2016, and 2015 follows:

	December 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.80%	$(4,510)	$(8,763)	11.10%	$(5,543)	$(10,648)
Spread over forward interest rate swap rates	1,173 bps	(5,259)	(10,195)	875 bps	(4,662)	(9,017)
Total servicing, late and other ancillary fees included in mortgage banking income was $50 million, $47 million, and $44 million for the years ended December 31, 2016, 2015, and 2014, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $18.9 billion, $16.2 billion, and $15.6 billion at December 31, 2016, 2015, and 2014, respectively.
Automobile Loans and Leases
The following table summarizes activity relating to automobile loans securitized with servicing retained for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014 (1)
UPB of automobile loans securitized with servicing retained	$1,500,000	750,000	—
Net proceeds received in loan securitizations	1,551,679	780,117	—
Servicing asset recognized in loan securitizations (2)	15,670	11,180	—
Pretax gains resulting from above loan securitizations (3)	5,632	5,333	—

(1)	Huntington did not sell or securitize any automobile loans in 2014.

(2)	Recorded in servicing rights.

(3)	Recorded in gain on sale of loans.
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
Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2016, and 2015, and the fair value at the end of each period were as follows:

(dollar amounts in thousands)	2016	2015
Carrying value, beginning of year	$8,771	$6,898
New servicing assets created	15,670	11,180
Amortization and other	(6,156)	(9,307)
Carrying value, end of year	$18,285	$8,771
Fair value, end of year	$18,388	$9,127
Weighted-average life (years)	4.2	3.2
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at December 31, 2016, and 2015 follows:

	December 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	19.98%	$(1,047)	$(2,026)	18.36%	$(500)	$(895)
Spread over forward interest rate swap rates	500 bps	(26)	(53)	500 bps	(10)	(19)
Servicing income was $9 million, $5 million, and $8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.7 billion, $0.9 billion, and $0.8 billion at December 31, 2016, 2015, and 2014, respectively.
Small Business Association (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
SBA loans sold with servicing retained	$269,923	$232,848	$214,760
Pretax gains resulting from above loan sales (1)	20,516	18,626	24,579

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the years ended December 31, 2016, and 2015:

(dollar amounts in thousands)	2016	2015
Carrying value, beginning of year	$19,747	$18,536
New servicing assets created	8,705	8,012
Amortization and other	(7,372)	(6,801)
Carrying value, end of year	$21,080	$19,747
Fair value, end of year	$24,270	$22,649
Weighted-average life (years)	3.3	3.3
A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at December 31, 2016, and 2015 follows:

	December 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.40%	$(324)	$(644)	7.60%	$(313)	$(622)
Discount rate	15.00	(1,270)	(1,870)	15.00	(610)	(1,194)
Servicing income was $9 million, $8 million, and $7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.1 billion, $1.0 billion and $0.9 billion at December 31, 2016, 2015, and 2014, respectively.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. We have five major business segments: Consumer and Business Banking, Commercial Banking, Commercial Real Estate

and Vehicle Finance (CREVF), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
A rollforward of goodwill by business segment for the years ended December 31, 2016 and 2015, is presented in the table below:

	Consumer &
	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	CREVF	RBHPCG	Lending	Other	Consolidated
Balance, January 1, 2015	$368,097	$59,594	$—	$90,012	$—	$4,838	$522,541
Goodwill acquired during the period	—	155,828	—	—	—	—	155,828
Adjustments	—	—	—	(1,500)	—	—	(1,500)
Balance, December 31, 2015	368,097	215,422	—	88,512	—	4,838	676,869
Goodwill acquired during the period	1,030,046	237,542	—	53,230	—	—	1,320,818
Adjustments	—	—	—	—	—	(4,838)	(4,838)
Balance, December 31, 2016	$1,398,143	$452,964	$—	$141,742	$—	$—	$1,992,849
On August 16, 2016, Huntington completed its acquisition of FirstMerit in a stock and cash transaction valued at approximately $3.7 billion. In connection with the acquisition, the Company recorded $1.3 billion of goodwill, $310 million core deposit intangible asset and $95 million of other intangible assets. Huntington allocated goodwill recognized in the acquisition of FirstMerit to its existing operating segments. The allocation was performed using the ‘with and without’ approach, where an entity calculates the fair value of each segment before and after the acquisition, with the difference attributable to the fair value acquired via the acquisition. This method is most appropriate when multiple segments are expected to benefit from synergies realized in an acquisition. The results of the allocation are presented in the table above. For additional information on the acquisition, see Note 3 Acquisition of FirstMerit Corporation.
During the 2016 third quarter, Huntington reclassified $5 million of goodwill in the Treasury / Other segment related to a held for sale disposal group.
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
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As a result of the 2014 first quarter reorganization in our reported business segments, goodwill was reallocated among the business segments. Immediately following the reallocation, impairment of $3 million was recorded in the Home Lending reporting segment. No impairment was recorded in 2016 or 2015.
At December 31, 2016 and 2015, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Value
December 31, 2016
Core deposit intangible	$324,619		$(26,778)	$297,841
Customer relationship	194,956	(1)	(90,383)	104,573
Other	150		(106)	44
Total other intangible assets	$519,725		$(117,267)	$402,458
December 31, 2015
Core deposit intangible	$400,058		$(384,606)	$15,452
Customer relationship	116,094		(76,656)	39,438
Other	25,164		(25,076)	88
Total other intangible assets	$541,316		$(486,338)	$54,978

(1)
During the 2016 third quarter, certain commercial merchant relationships, which resulted in an intangible of $14 million, were contributed to a joint venture in which Huntington holds a minority interest.

The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2017	$56,333
2018	53,161
2019	50,446
2020	42,291
2021	39,783

9. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following at December 31, 2016 and 2015:

	At December 31,
(dollar amounts in thousands)	2016	2015
Land and land improvements	$199,193	$140,414
Buildings	523,181	366,963
Leasehold improvements	265,384	246,222
Equipment	721,014	647,769
Total premises and equipment	1,708,772	1,401,368
Less accumulated depreciation and amortization	(893,264)	(780,828)
Net premises and equipment	$815,508	$620,540
Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2016, 2015, and 2014 were:

(dollar amounts in thousands)	2016	2015	2014
Total depreciation and amortization of premises and equipment	$125,856	$85,805	$82,296
Rental income credited to occupancy expense	12,512	12,563	11,556
10. SHORT-TERM BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at December 31, 2016 and 2015:

	At December 31,
(dollar amounts in thousands)	2016	2015
Federal funds purchased and securities sold under agreements to repurchase	$1,248,089	$601,272
Federal Home Loan Bank advances	2,425,000	—
Other borrowings	19,565	14,007
Total short-term borrowings	$3,692,654	$615,279
Other borrowings consist of borrowings from the Treasury and other notes payable.

11. LONG-TERM DEBT
Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in thousands)	2016	2015
The Parent Company:
Senior Notes:
3.19% Huntington Bancshares Incorporated medium-term notes due 2021	$972,625	$—
2.33% Huntington Bancshares Incorporated senior note due 2022	953,674	—
2.64% Huntington Bancshares Incorporated senior note due 2018	399,278	399,169
Subordinated Notes:
7.00% Huntington Bancshares Incorporated subordinated notes due 2020	319,857	326,379
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	248,156	—
Sky Financial Capital Trust IV 2.40% junior subordinated debentures due 2036 (1)	74,320	74,320
Sky Financial Capital Trust III 2.40% junior subordinated debentures due 2036 (1)	72,165	72,165
Huntington Capital I Trust Preferred 1.70% junior subordinated debentures due 2027 (2)	68,720	110,706
Huntington Capital II Trust Preferred 1.06% junior subordinated debentures due 2028 (3)	31,576	54,030
Camco Statutory Trust I 2.30% due 2037 (4)	4,244	4,212
Total notes issued by the parent	3,144,615	1,040,981
The Bank:
Senior Notes:
2.24% Huntington National Bank senior notes due 2018	843,568	841,313
2.10% Huntington National Bank senior notes due 2018	747,170	745,894
1.75% Huntington National Bank senior notes due 2018	499,732	501,006
1.43% Huntington National Bank senior note due 2019	499,686	498,678
2.23% Huntington National Bank senior note due 2017	499,445	500,416
2.43% Huntington National Bank senior notes due 2020	498,448	498,185
2.97% Huntington National Bank senior notes due 2020	495,088	495,998
1.42% Huntington National Bank senior notes due 2017 (5)	250,000	250,000
5.04% Huntington National Bank medium-term notes due 2018	36,351	37,469
1.31% Huntington National Bank senior note due 2016	—	498,360
1.40% Huntington National Bank senior note due 2016	—	349,399
Subordinated Notes:
3.86% Huntington National Bank subordinated notes due 2026	239,293	—
6.67% Huntington National Bank subordinated notes due 2018	131,910	136,227
5.45% Huntington National Bank subordinated notes due 2019	81,155	83,833
5.59% Huntington National Bank subordinated notes due 2016	—	103,357
Total notes issued by the bank	4,821,846	5,540,135
FHLB Advances:
3.47% weighted average rate, varying maturities greater than one year	7,540	7,800
Other:
Huntington Technology Finance nonrecourse debt, 3.43% effective interest rate, varying maturities	277,523	301,577
Huntington Technology Finance ABS Trust 2014 1.70% due 2020	57,494	123,577
Huntington Technology Finance ABS Trust 2012 1.79% due 2017	—	27,153
Other	141	141
Total other	335,158	452,448

Total long-term debt	$8,309,159	$7,041,364

(1)	Variable effective rate at December 31, 2016, based on three-month LIBOR +1.400%

(2)	Variable effective rate at December 31, 2016, based on three-month LIBOR +0.70%

(3)	Variable effective rate at December 31, 2016, based on three-month LIBOR +0.625%

(4)	Variable effective rate at December 31, 2016, based on three-month LIBOR +1.33%.

(5)	Variable effective rate at December 31, 2016, based on three-month LIBOR +0.425%.
Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 18 for more information regarding such financial instruments.
In August 2016, Parent Company and Bank subordinated debt with a fair value totaling $520 million was acquired by Huntington as part of the FirstMerit acquisition. See Note 3 Acquisition of FirstMerit Corporation for additional information on the method used to determine fair value.
In August 2016, Huntington issued $1.0 billion of senior notes at 99.849% of face value. The senior notes mature on January 14, 2022 and have a fixed coupon rate of 2.3%. At December 31, 2016, debt issuance costs of $5 million related to the note are reported on the balance sheet as a direct deduction from the face amount of the note.
In March 2016, Huntington issued $1.0 billion of senior notes at 99.803% of face value. The senior notes mature on March 14, 2021 and have a fixed coupon rate of 3.15%. At December 31, 2016, debt issuance costs of $5 million related to the note are reported on the balance sheet as a direct deduction from the face amount of the note.
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
Long-term debt maturities for the next five years and thereafter are as follows:

(dollar amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
The Parent Company:
Senior notes	$—	$400,000	$—	$—	$1,000,000	$1,000,000	$2,400,000
Subordinated notes	—	—	—	300,000	—	503,463	803,463
The Bank:
Senior notes	750,000	2,135,000	500,000	1,000,000	—	—	4,385,000
Subordinated notes	—	125,539	75,716	—	—	250,000	451,255
FHLB Advances	100	1,115	325	2,368	—	3,769	7,677
Other	64,288	84,357	62,048	81,551	42,187	726	335,157
Total	$814,388	$2,746,011	$638,089	$1,383,919	$1,042,187	$1,757,958	$8,382,552
These maturities are based upon the par values of the long-term debt.
The terms of the long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2016, Huntington was in compliance with all such covenants.

12. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI in the three years ended December 31, 2016, 2015, and 2014, were as follows:

	2016
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$905	$(320)	$585
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(203,048)	70,599	(132,449)
Less: Reclassification adjustment for net losses (gains) included in net income	(107,145)	37,884	(69,261)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(309,288)	108,163	(201,125)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	171	(60)	111
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	2,381	(833)	1,548
Less: Reclassification adjustment for net (gains) losses included in net income	(360)	126	(234)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	2,021	(707)	1,314
Net change in pension and other post-retirement obligations	38,218	(13,376)	24,842
Total other comprehensive income (loss)	$(268,878)	$94,020	$(174,858)

	2015
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$19,606	$(6,933)	$12,673
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(26,021)	9,108	(16,913)
Less: Reclassification adjustment for net losses (gains) included in net income	(3,901)	1,365	(2,536)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(10,316)	3,540	(6,776)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	(474)	166	(308)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	12,966	(4,538)	8,428
Less: Reclassification adjustment for net (gains) losses included in net income	(220)	77	(143)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	12,746	(4,461)	8,285
Net change in pension and other post-retirement obligations	(7,795)	2,728	(5,067)
Total other comprehensive income (loss)	$(5,839)	$1,973	$(3,866)

	2014
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$13,583	$(4,803)	$8,780
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	86,618	(30,914)	55,704
Less: Reclassification adjustment for net gains (losses) included in net income	(15,559)	5,446	(10,113)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	84,642	(30,271)	54,371
Net change in unrealized holding gains (losses) on available-for-sale equity securities	295	(103)	192
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	14,141	(4,949)	9,192
Less: Reclassification adjustment for net losses (gains) losses included in net income	(3,971)	1,390	(2,581)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	10,170	(3,559)	6,611
Net change in pension and post-retirement obligations	(106,857)	37,400	(69,457)
Total other comprehensive income (loss)	$(11,750)	$3,467	$(8,283)

Activity in accumulated OCI for the two years ended December 31, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)
Other comprehensive income before reclassifications	(4,240)	(308)	8,428	—	3,880
Amounts reclassified from accumulated OCI to earnings	(2,536)	—	(143)	(5,067)	(7,746)
Period change	(6,776)	(308)	8,285	(5,067)	(3,866)
December 31, 2015	8,361	176	(3,948)	(230,747)	(226,158)
Other comprehensive income before reclassifications	(131,864)	111	1,548	—	(130,205)
Amounts reclassified from accumulated OCI to earnings	(69,261)	—	(234)	24,842	(44,653)
Period change	(201,125)	111	1,314	24,842	(174,858)
December 31, 2016	$(192,764)	$287	$(2,634)	$(205,905)	$(401,016)

(1)
Amount at December 31, 2016 includes $(82) million of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Consolidated Statements of Income for the years ended December 31, 2016 and 2015:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	2016	2015
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$91,058	$(144)	Interest income—held-to-maturity securities—taxable
Realized gain (loss) on sale of securities	18,206	6,485	Noninterest income—net gains (losses) on sale of securities
OTTI recorded	(2,119)	(2,440)	Noninterest income—net gains (losses) on sale of securities
Total before tax	107,145	3,901
Tax (expense) benefit	(37,884)	(1,365)
Net of tax	$69,261	$2,536
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$361	$210	Interest and fee income—loans and leases
Interest rate contracts	(1)	10	Noninterest expense—other income
Total before tax	360	220
Tax (expense) benefit	(126)	(77)
Net of tax	$234	$143
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(40,186)	$5,827	Noninterest expense—personnel costs
Net periodic benefit costs	1,968	1,968	Noninterest expense—personnel costs
Total before tax	(38,218)	7,795
Tax (expense) benefit	13,376	(2,728)
Net of tax	$(24,842)	$5,067

13. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington's non-cumulative perpetual preferred stock outstanding as of December 31, 2016.

(dollar amounts in thousands, except per share amounts)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series A	11/14/2008	362,506	362,506	8.50%	N/A
Series B	12/28/2011	35,500	23,785	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386,348	6.25%	7/15/2021
Series D	5/5/2016	200,000	198,588	6.25%	7/15/2021
Series C	8/16/2016	100,000	100,000	5.875%	1/15/2022
Total		1,098,006	$1,071,227

Each series of preferred stock has a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. All preferred stock, with the exception of Series A, has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
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
Preferred Series C Stock issued and outstanding
In connection with the FirstMerit acquisition, during the 2016 third quarter, Huntington issued $100 million of preferred stock. As part of this transaction, Huntington issued 4,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 5.875% Series C Non-Cumulative Perpetual Preferred Stock (Preferred C Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred C Stock (including dividend, voting, redemption, and liquidation rights).
Dividends on the Preferred C Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 5.875% per year on the liquidation preference of $1,000 per share, equivalent to $25 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on October 15, 2016, or the next business day if any such day is not a business day.
The Preferred C Stock is perpetual and has no maturity date. Huntington may redeem the Preferred C Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2021 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series C Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Preferred C Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred C Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred C Stock or the depositary shares. Any redemption of the Preferred C Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.
Preferred Series D Stock issued and outstanding
During the 2016 first and second quarter, Huntington issued $400 million and $200 million of preferred stock, respectively. As part of these transactions, Huntington issued 24,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 6.250% Series D Non-Cumulative Perpetual Preferred Stock (Preferred D Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred D Stock (including dividend, voting, redemption, and liquidation rights). Costs of $15 million related to the issuance of the Preferred D Stock are reported as a direct deduction from the face amount of the stock.
Dividends on the Preferred D Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 6.25% per year on the liquidation preference of $1,000 per share, equivalent to $25 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on July 15, 2016, or the next business day if any such day is not a business day.
The Preferred D Stock is perpetual and has no maturity date. Huntington may redeem the Preferred D Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2021 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends and, in the case of a redemption following a regulatory capital treatment event, the prorated portion of dividends, whether or not declared, for the dividend period in which such redemption occurs. Notwithstanding the foregoing, pursuant to a commitment Huntington made to the Federal Reserve, for at least five years after the date of the issuance of depositary shares offered by the prospectus supplement, Huntington will not redeem or repurchase the Preferred D Stock, whether issued on March 21, 2016 or on the date of the issuance of the depositary shares offered by the prospectus supplement. If Huntington redeems the Preferred D Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred D Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred D Stock or the depositary shares. Any redemption of the Preferred D Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.
2016 Comprehensive Capital Analysis and Review (CCAR)
On June 29, 2016, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in April 2016 as part of the 2016 CCAR. These actions included an increase in the quarterly dividend per common share to $0.08, starting in the fourth quarter of 2016. Huntington’s capital plan also included the issuance of capital in connection with the acquisition of FirstMerit Corporation and continues the previously announced suspension of the Company’s 2015 share repurchase program.
2015 Share Repurchase Program
During 2015, Huntington repurchased a total of 23.0 million shares of common stock at a weighted average share price of $10.93.

14. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock (See Note 13). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three years ended December 31 was as follows:

	Year ended December 31,
(dollar amounts in thousands, except per share amounts)	2016	2015	2014
Basic earnings per common share:
Net income	$711,821	$692,957	$632,392
Preferred stock dividends	(65,274)	(31,873)	(31,854)
Net income available to common shareholders	$646,547	$661,084	$600,538
Average common shares issued and outstanding	904,438	803,412	819,917
Basic earnings per common share:	$0.72	$0.82	$0.73
Diluted earnings per common share
Net income available to common shareholders	$646,547	$661,084	$600,538
Effect of assumed preferred stock conversion	—	—	—
Net income applicable to diluted earnings per share	$646,547	$661,084	$600,538
Average common shares issued and outstanding	904,438	803,412	819,917
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,728	11,633	11,421
Shares held in deferred compensation plans	2,486	1,912	1,420
Other	138	172	323
Dilutive potential common shares:	14,352	13,717	13,164
Total diluted average common shares issued and outstanding	918,790	817,129	833,081
Diluted earnings per common share	$0.70	$0.81	$0.72
Approximately 3.1 million, 1.6 million, and 2.6 million options to purchase shares of common stock outstanding at the end of December 31, 2016, 2015, and 2014, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.
15. SHARE-BASED COMPENSATION
Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income. Stock options are granted at the closing market price on the date of the grant. Options granted typically vest ratably over four years or when other conditions are met. Stock options, which represented a portion of the grant values, have no intrinsic value until the stock price increases. Options granted on or after May 1, 2015 have a contractual term of ten years. All options granted on or before April 30, 2015 have a contractual term of seven years.
2015 Long-Term Incentive Plan
In 2015, shareholders approved the Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan (the 2015 Plan). Shares remaining under the 2012 Plan have been incorporated into the 2015 Plan and reduced the full number of shares covered by all awards. Accordingly, the total number of shares authorized for awards under the 2015 Plan is 30 million shares. At December 31, 2016, 16 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2016, Huntington believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2017.
Huntington uses the Black-Scholes option pricing model to value options in determining the share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates, and updated as necessary, and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option.
The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted in the three years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Assumptions
Risk-free interest rate	1.63%	2.13%	1.69%
Expected dividend yield	3.18	2.57	2.61
Expected volatility of Huntington’s common stock	30.0	29.0	32.3
Expected option term (years)	6.5	6.5	5
Weighted-average grant date fair value per share	$2.17	$2.57	$2.13
The following table presents total share-based compensation expense and related tax benefit for the three years ended December 31, 2016, 2015, and 2014:

(dollar amounts in thousands)	2016	2015	2014
Share-based compensation expense	$65,608	$51,415	$43,666
Tax benefit	22,496	17,618	14,779
Huntington’s stock option activity and related information for the year ended December 31, 2016, was as follows:

(amounts in thousands, except years and per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	16,121	$7.25
Granted	1,596	10.06
Exercised	(2,372)	5.90
Forfeited/expired	(471)	15.73
Outstanding at December 31, 2016	14,874	$7.50	3.6	$85,159
Expected to vest (1)	3,656	$9.59	7.1	$13,267
Exercisable at December 31, 2016	10,985	$6.75	2.4	$71,114

(1)	The number of options expected to vest includes an estimate of 233 thousand shares expected to be forfeited.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the years ended December 31, 2016, 2015, and 2014, cash received for the exercises of stock options was $14 million, $26 million and $21 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $3 million, $7 million and $4 million in 2016, 2015, and 2014, respectively.
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

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of December 31, 2016, and activity for the year ended December 31, 2016:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Awards
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2016	7	$9.53	12,170	$9.11	2,893	$8.99
Granted	—	—	6,526	9.69	981	9.04
Assumed	916	9.68	—	—	807	9.68
Vested	(241)	9.68	(3,142)	7.91	(1,307)	8.05
Forfeited	(26)	9.68	(821)	9.52	(67)	9.78
Nonvested at December 31, 2016	656	$9.68	14,733	$9.61	3,307	$9.63
The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2016, 2015, and 2014 were $9.59, $10.86, and $9.09, respectively. The total fair value of awards vested during the years ended December 31, 2016, 2015, and 2014 was $31 million, $30 million, and $26 million, respectively. As of December 31, 2016, the total unrecognized compensation cost related to nonvested awards was $81 million with a weighted-average expense recognition period of 2.3 years.

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
The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2016 and 2015, and the net periodic benefit cost for the years then ended:

	Pension Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.38%	4.54%	3.64%	3.81%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate (1)	4.54	4.12	3.81	3.73
Expected return on plan assets	6.75	7.00	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
N/A—Not Applicable

(1)
The 2015 post-retirement benefit expense was remeasured as of September 30, 2015, for the purchase of life insurance contracts for participants due a death benefit. The discount rate was 3.72% from January 1, 2015 to September 30, 2015, and was changed to 3.77% for the period from September 30, 2015 to December 31, 2015.

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
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits		Post-Retirement Benefits
(dollar amounts in thousands)	2016	2015	2016	2015
Projected benefit obligation at beginning of measurement year	$754,714	$799,594	$8,025	$15,963
Changes due to:
Service cost	4,100	1,830	—	—
Interest cost	26,992	31,937	219	506
Benefits paid	(18,306)	(17,246)	(1,915)	(2,211)
Settlements	(21,684)	(27,976)	—	(6,993)
Medicare subsidies	—	—	—	117
Actuarial assumptions and gains and losses	(9,470)	(33,425)	963	643
Total changes	(18,368)	(44,880)	(733)	(7,938)
Projected benefit obligation at end of measurement year	$736,346	$754,714	$7,292	$8,025
The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2016 and 2015 measurement dates:

	Pension Benefits
(dollar amounts in thousands)	2016	2015
Fair value of plan assets at beginning of measurement year	$594,217	$653,013
Changes due to:
Actual return on plan assets	39,895	(16,122)
Employer Contributions	150,000	—
Settlements	(20,081)	(25,428)
Benefits paid	(18,306)	(17,246)
Total changes	151,508	(58,796)
Fair value of plan assets at end of measurement year	$745,725	$594,217

Huntington’s accumulated benefit obligation under the Plan was $736 million and $755 million at December 31, 2016 and 2015. As of December 31, 2016, the difference between the accumulated benefit obligation and the fair value of Huntington's plan assets was $9 million and is recorded in noncurrent liabilities.
The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2016:

	Pension Benefits			Post-Retirement Benefits
(dollar amounts in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$4,100	$1,830	$1,740	$—	$—	$—
Interest cost	26,992	31,937	32,398	219	506	856
Expected return on plan assets	(40,895)	(44,175)	(45,783)	—	—	—
Amortization of prior service credit	—	—	—	(1,968)	(1,968)	(1,609)
Amortization of (gain) / loss	7,459	7,934	5,767	(288)	(401)	(571)
Settlements	9,495	12,645	11,200	—	(3,090)	—
Benefit costs	$7,151	$10,171	$5,322	$(2,037)	$(4,953)	$(1,324)
Included in benefit costs are $2 million, $4 million, and $2 million of plan expenses that were recognized in the three years ended December 31, 2016, 2015, and 2014. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2017, Management expects net periodic pension benefit, excluding any expense of settlements, to approximate $14 million for 2017. The post-retirement medical and life subsidy was eliminated for anyone who retires on or after March 1, 2010. As such, there were no incremental net periodic post-retirement benefits costs associated with this plan.
The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is zero, $2 million, and a $7 million benefit, respectively.
At December 31, 2016 and 2015, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, money market funds, and mutual funds as follows:

	Fair Value
(dollar amounts in thousands)	2016		2015
Cash equivalents:
Federated-money market	$16,087	2%	$15,590	3%
Fixed income:
Corporate obligations	212,967	28	205,081	34
U.S. Government Obligations	157,764	21	64,456	11
Mutual funds-fixed income	27,851	4	32,874	6
U.S. Government Agencies	7,201	1	6,979	1
Equities:
Mutual funds-equities	134,832	18	136,026	23
Common stock	144,754	19	120,046	20
Preferred stock	4,778	1	—	—
Exchange Traded Funds	28,101	4	6,530	1
Limited Partnerships	11,390	2	6,635	1
Fair value of plan assets	$745,725	100%	$594,217	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. For an explanation of the fair value hierarchy, refer to Note 1 “Significant Accounting Policies” under the heading “Fair Value Measurements”. At December 31, 2016, equities and money market funds are classified as Level 1; mutual funds-fixed income, corporate obligations, U.S. government obligations, and U.S. government agencies are classified as Level 2; and limited partnerships are classified as Level 3.

In general, investments of the Plan are exposed to various risks such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2016, Plan assets were invested 2% in cash and cash equivalents, 44% in equity investments, and 54% in bonds, with an average duration of 14.2 years on bond investments. The estimated life of benefit obligations was 12.7 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.
At December 31, 2016, the following table shows when benefit payments were expected to be paid:

(dollar amounts in thousands)	Pension Benefits	Post- Retirement Benefits
2017	$46,199	$923
2018	45,077	761
2019	43,720	684
2020	41,827	640
2021	41,528	606
2022 through 2026	205,278	2,482
Although not required, a cash contribution can be made to the Plan up to the maximum deductible limit in the plan year. Anticipated contributions for 2017 to the post-retirement benefit plan are zero.
The 2017 healthcare cost trend rate is projected to be 6.8% for participants. This rate is assumed to decrease gradually until it reaches 4.5% in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.
Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2016 and 2015, Huntington has an accrued pension liability of $33 million and $34 million, respectively, associated with these plans. Pension expense for the plans was $1 million, $1 million, and $1 million in 2016, 2015, and 2014, respectively.
The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2016 and 2015, for all defined benefit plans:

(dollar amounts in thousands)	2016	2015
Noncurrent liabilities	169,657	192,734
The following tables present the amounts recognized in OCI as of December 31, 2016, 2015, and 2014, and the changes in accumulated OCI for the years ended December 31, 2016, 2015, and 2014:

(dollar amounts in thousands)	2016	2015	2014
Net actuarial loss	$(217,863)	$(243,984)	$(240,197)
Prior service cost	11,958	13,237	14,517
Defined benefit pension plans	$(205,905)	$(230,747)	$(225,680)

	2016
(dollar amounts in thousands)	Pretax	Tax (expense) Benefit	After-tax
Balance, beginning of year	$(354,997)	$124,250	$(230,747)
Net actuarial (loss) gain:
Amounts arising during the year	37,818	(13,236)	24,582
Amortization included in net periodic benefit costs	2,368	(829)	1,539
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(1,968)	689	(1,279)
Balance, end of year	$(316,779)	$110,874	$(205,905)

	2015
(dollar amounts in thousands)	Pretax	Tax (expense) Benefit	After-tax
Balance, beginning of year	$(347,202)	$121,522	$(225,680)
Net actuarial (loss) gain:
Amounts arising during the year	(25,520)	8,931	(16,589)
Amortization included in net periodic benefit costs	19,693	(6,892)	12,801
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(1,968)	689	(1,279)
Balance, end of year	$(354,997)	$124,250	$(230,747)

	2014
(dollar amounts in thousands)	Pretax	Tax (expense) Benefit	After-tax
Balance, beginning of year	$(240,345)	$84,122	$(156,223)
Net actuarial (loss) gain:
Amounts arising during the year	(133,085)	46,580	(86,505)
Amortization included in net periodic benefit costs	19,056	(6,670)	12,386
Prior service cost:
Amounts arising during the year	8,781	(3,073)	5,708
Amortization included in net periodic benefit costs	(1,609)	563	(1,046)
Balance, end of year	$(347,202)	$121,522	$(225,680)

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan. For 2015 and 2016, a discretionary profit-sharing contribution equal to 1% of eligible participants’ annual base pay was awarded.
The following table shows the costs of providing the defined contribution plan:

	Year ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Defined contribution plan	$36,107	$31,896	$31,110
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in thousands, except share amounts)	2016	2015
Shares in Huntington common stock	11,748,379	13,076,164
Market value of Huntington common stock	$162,245	$144,622
Dividends received on shares of Huntington stock	3,692	3,076

FirstMerit Benefit Plans
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
The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2016, and the net periodic benefit cost for the year then ended:

	Pension Benefits	Post-Retirement Benefits
	2016	2016
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.49%	4.16%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.12%	3.57%
Expected return on plan assets	6.00	N/A
Rate of compensation increase	N/A	N/A
N/A—Not Applicable

The following table reconciles the beginning and ending balances of the benefit obligation of FirstMerit's pension and post-retirement benefit plan with the amounts recognized in the consolidated balance sheet at the December 31, 2016:

	Pension Benefits	Post-Retirement Benefits
(dollar amounts in thousands)	2016	2016
Projected benefit obligation at beginning of measurement year (1)	$329,679	$7,196
Changes due to:
Service cost	954	49
Interest cost	3,218	70
Benefits paid	(2,463)	(250)
Settlements	(180,885)	—
Actuarial assumptions and gains and losses	(35,840)	(703)
Total changes	(215,016)	(834)
Projected benefit obligation at end of measurement year	$114,663	$6,362

(1)	The beginning measurement period started August 15, 2016.

During the 2016 fourth quarter, Huntington completed two settlements of the FirstMerit pension benefit obligation totaling $181 million. The settlements triggered settlement accounting, requiring a remeasurement of the plan as of November 30, 2016, and the recognition in the income statement of previously deferred amounts in OCI. The result was a gain of approximately $18 million and is reflected in personnel costs.

The following table reconciles the beginning and ending balances of the fair value of FirstMerit's plan assets at the December 31, 2016 measurement date:

Pension Benefits
(dollar amounts in thousands)	2016
Fair value of plan assets at beginning of measurement year (1)	$280,217
Changes due to:
Actual return on plan assets	(3,068)
Settlements	(179,114)
Benefits paid	(2,463)
Total changes	(184,645)
Fair value of plan assets at end of measurement year	$95,572

(1)	The beginning measurement period started August 15, 2016.

FirstMerit’s accumulated benefit obligation under the pension plan was $115 million at December 31, 2016. As of December 31, 2016, the difference between the accumulated benefit obligation and the fair value was $19 million and is recorded in noncurrent liabilities.
The following table shows the components of FirstMerit's net periodic benefit costs recognized in the year ended December 31, 2016:

	Pension Benefits	Post-Retirement Benefits
(dollar amounts in thousands)	2016	2016
Service cost	$954	$49
Interest cost	3,218	70
Expected return on plan assets	(4,893)	—
Amortization of (gain) / loss	(20)	—
Settlements	(17,605)	—
Benefit costs	$(18,346)	$119

Included in FirstMerit's benefit costs is $1 million of plan expenses that were recognized in the year ended December 31, 2016. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2017, Management expects net periodic pension benefit, excluding any expense of settlements, to approximate $1 million in 2017.
At December 31, 2016 the fair value of FirstMerit plan assets are as follows:

	Fair Value
(dollar amounts in thousands)	2016
Cash equivalents:
Federated-money market	$5,431	6%
Fixed income:
Corporate obligations	5,375	6
U.S. Government Obligations	6,466	7
Mutual funds-fixed income	23,317	24
U.S. Government Agencies	2,801	3
Equities:
Mutual funds-equities	15,395	16
Common stock	36,787	38
Fair value of plan assets	$95,572	100%
At December 31, 2016, the following table shows when benefit payments were expected to be paid:

(dollar amounts in thousands)	Pension Benefits	Post- Retirement Benefits
2017	$8,673	$904
2018	4,471	841
2019	4,811	220
2020	4,926	221
2021	4,945	222
2022 through 2026	26,853	1,150

17. INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2016, Huntington had gross unrecognized tax benefits of $24 million in income tax liability related to uncertain tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in thousands)	2016	2015
Unrecognized tax benefits at beginning of year	$23,104	$1,172
Gross increases for tax positions taken during current period	657	23,104
Gross increases for tax positions taken during prior years	—	—
Gross decreases for tax positions taken during prior years	—	(1,172)
Unrecognized tax benefits at end of year	$23,761	$23,104
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized, no interest expense, $0.1 million of interest benefit, and $0.1 million of interest expense for the years ended December 31, 2016, 2015 and 2014, respectively. Total interest accrued was $0.1 million and $0.1 million at December 31, 2016 and 2015, respectively. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Current tax provision (benefit)
Federal	$39,738	$146,195	$186,436
State	3,456	5,677	(1,017)
Total current tax provision (benefit)	43,194	151,872	185,419
Deferred tax provision (benefit)
Federal	160,610	66,823	41,167
State	4,137	1,953	(5,993)
Total deferred tax provision (benefit)	164,747	68,776	35,174
Provision for income taxes	$207,941	$220,648	$220,593
The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Provision for income taxes computed at the statutory rate	$321,925	$319,762	$298,545
Increases (decreases):
Tax-exempt income	(27,453)	(20,839)	(17,971)
Tax-exempt bank owned life insurance income	(20,149)	(18,340)	(19,967)
General business credits	(64,151)	(47,894)	(46,047)
State deferred tax asset valuation allowance adjustment, net	—	—	(7,430)
Capital loss	(45,500)	(46,288)	(26,948)
Affordable housing investment amortization, net of tax benefits	36,848	31,741	33,752
State income taxes, net	4,936	4,960	2,873
Other	1,485	(2,454)	3,786
Provision for income taxes	$207,941	$220,648	$220,593
The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
(dollar amounts in thousands)	2016	2015
Deferred tax assets:
Allowances for credit losses	$254,977	$238,415
Fair value adjustments	216,768	121,642
Net operating and other loss carryforward	140,842	61,492
Tax credit carryforward	76,328	1,823
Accrued expense/prepaid	64,380	44,733
Pension and other employee benefits	34,921	2,405
Partnership investments	22,514	21,614
Market discount	8,295	11,781
Purchase accounting adjustments	—	41,917
Other	10,506	11,645
Total deferred tax assets	829,531	557,467
Deferred tax liabilities:
Lease financing	325,091	261,078
Loan origination costs	137,577	114,488
Purchase accounting adjustments	74,371	6,944
Securities adjustments	55,786	19,952
Operating assets	54,372	46,685
Mortgage servicing rights	51,440	48,514
Pension and other employee benefits	—	—
Other	8,796	5,463
Total deferred tax liabilities	707,433	503,124
Net deferred tax asset before valuation allowance	122,098	54,343
Valuation allowance	(5,003)	(3,620)
Net deferred tax asset	$117,095	$50,723
At December 31, 2016, Huntington’s net deferred tax asset related to loss and other carryforwards was $217 million. This was comprised of federal net operating loss carryforwards of $97 million, which will begin expiring in 2023, $44 million of state net operating loss carryforwards, which will begin expiring in 2017, an alternative minimum tax credit carryforward of $73 million, which may be carried forward indefinitely, and a general business credit carryforward of $3 million, which will begin expiring in 2030.
In prior periods, Huntington established a valuation allowance against deferred tax assets for state deferred tax assets, and state net operating loss carryforwards. The state valuation allowance was based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax assets and state net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted taxable income within applicable jurisdictions, the Company believes that it is more likely than not, portions of the state deferred tax assets and state net operating loss carryforwards will be realized. As a result of this analysis, the state valuation allowance was $5 million at December 31, 2016 compared to $4 million at December 31, 2015.
At December 31, 2016 retained earnings included approximately $12 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4 million at December 31, 2016.
18. FAIR VALUES OF ASSETS AND LIABILITIES
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
Loans held for investment
Certain mortgage loans originated with the intent to sell have been reclassified to mortgage loans held for investment. These loans continue to be measured at fair value. The fair value is determined using fair value of similar mortgage-backed securities adjusted for loan specific variables.
Huntington elected the fair value option for consumer loans with deteriorated credit quality acquired from FirstMerit in accordance with ASC 825. Management decided to elect the fair value option on these consumer loans to allow for operational efficiencies not normally associated with purchased credit impaired loans. The consumer loans are classified as Level 3. The key assumption used to determine the fair value of the consumer loans is discounted cash flows.
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third-party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 81% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities other than the CDO-preferred securities portfolio, certain municipal securities and other securities. For Level 2 securities management uses various methods and techniques to corroborate prices obtained from the pricing service, including references to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 19% of our positions are Level 3, and consist of CDO-preferred securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
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
The CDO-preferred securities portfolios are classified as Level 3 and as such use significant estimates to determine the fair value of these securities which results in greater subjectivity. The CDO-preferred securities portfolio are subjected to a quarterly review of the projected cash flows. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.

CDO-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third-party pricing specialist with direct industry experience in CDO-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. The Company evaluates the PD assumptions provided by the third-party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value.
MSRs
MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. Huntington determines the fair value of MSRs using an income approach model based upon the month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs, and changes in valuation inputs and assumptions. Servicing brokers and other sources of information (e.g. discussion with other mortgage servicers and industry surveys) are used to obtain information on market practice and assumptions. On at least a quarterly basis, third-party marks are obtained from at least one servicing broker. Huntington reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. Any recommended change in assumptions and/or inputs are presented for review to the Mortgage Price Risk Subcommittee for final approval.
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

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$438,224	$—	$—	$438,224
Loans held for investment	—	34,439	47,880	—	82,319
Trading account securities:
Municipal securities	—	1,148	—	—	1,148
Other securities	132,147	—	—	—	132,147
	132,147	1,148	—	—	133,295
Available-for-sale and other securities:
U.S. Treasury securities	5,497	—	—	—	5,497
Federal agencies: Mortgage-backed	—	10,673,342	—	—	10,673,342
Federal agencies: Other agencies	—	73,542	—	—	73,542
Municipal securities	—	452,013	2,798,044	—	3,250,057
Asset-backed securities	—	717,478	76,003	—	793,481
Corporate debt	—	198,683	—	—	198,683
Other securities	16,588	3,943	—	—	20,531
	22,085	12,119,001	2,874,047	—	15,015,133
MSRs	—	—	13,747	—	13,747
Derivative assets	—	414,412	5,747	(181,940)	238,219
Liabilities
Derivative liabilities	—	362,777	7,870	(272,361)	98,286
Short-term borrowings	474	—	—	—	474

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$337,577	$—	$—	$337,577
Loans held for investment	—	32,889	1,748	—	34,637
Trading account securities:
Municipal securities	—	4,159	—	—	4,159
Other securities	32,475	363	—	—	32,838
	32,475	4,522	—	—	36,997
Available-for-sale and other securities:
U.S. Treasury securities	5,472	—	—	—	5,472
Federal agencies: Mortgage-backed	—	4,521,688	—	—	4,521,688
Federal agencies: Other agencies	—	115,913	—	—	115,913
Municipal securities	—	360,845	2,095,551	—	2,456,396
Asset-backed securities	—	761,076	100,337	—	861,413
Corporate debt	—	466,477	—	—	466,477
Other securities	11,397	3,899	—	—	15,296
	16,869	6,229,898	2,195,888	—	8,442,655
MSRs	—	—	17,585	—	17,585
Derivative assets	—	429,448	6,721	(161,297)	274,872
Liabilities
Derivative liabilities	—	287,994	665	(144,309)	144,350
Short-term borrowings	—	1,770	—	—	1,770

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2016, 2015, and 2014 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Year ended December 31, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$17,585	$6,056	$2,095,551	$100,337	$1,748
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(7,251)	—	—	—
Total gains/losses for the period:
Included in earnings	(3,838)	(928)	7,049	(2,593)	(2,353)
Included in OCI	—	—	(28,270)	6,448	—
Purchases/originations	—	—	1,399,394	—	56,469
Sales	—	—	(37,444)	(25,196)	—
Repayments	—	—	—	—	(7,984)
Settlements	—	—	(638,236)	(2,993)	—
Closing balance	$13,747	$(2,123)	$2,798,044	$76,003	$47,880
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3,838)	$(928)	$(33,415)	$3,722	$—
(1) Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Year ended December 31, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Opening balance	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(2,793)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(5,201)	5,489	149	47	(2,400)	(497)
Included in OCI	—	—	(3,652)	1,832	24,802	—
Purchases/originations	—	—	1,002,153	—	—	—
Sales	—	—	(9,656)	(30,077)	—	—
Repayments	—	—	—	—	—	(8,345)
Settlements	—	—	(311,036)	(2,266)	(4,803)	—
Closing balance	$17,585	$6,056	$2,095,551	$—	$100,337	$1,748
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(5,201)	$5,489	$—	$—	$(2,440)	$(497)

	Level 3 Fair Value Measurements Year Ended December 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Loans held for investment
Balance, beginning of year	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(11,450)	3,047	—	36	226	(918)
Included in OCI	—	—	14,776	452	21,839	—
Purchases/originations	—	—	1,038,348	—	—	—
Sales	—	—	—	—	(22,870)	—
Repayments	—	—	—	—	—	(40,778)
Settlements	—	(2,077)	(290,068)	(2,164)	(23,876)	—
Balance, end of year	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(11,450)	$3,047	$14,776	$452	$21,137	$(1,624)

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2016, 2015, and 2014:

	Level 3 Fair Value Measurements Year ended December 31, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(3,838)	$(928)	$—	$—	$—
Securities gains (losses)	—	—	788	(2,598)	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	6,261	5	(2,353)
Total	$(3,838)	$(928)	$7,049	$(2,593)	$(2,353)

	Level 3 Fair Value Measurements Year ended December 31, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(5,201)	$5,489	$—	$—	$—	$—
Securities gains (losses)	—	—	149	—	(2,440)	—
Interest and fee income	—	—	—	47	40	(497)
Noninterest income	—	—	—	—	—	—
Total	$(5,201)	$5,489	$149	$47	$(2,400)	$(497)

	Level 3 Fair Value Measurements Year Ended December 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(11,450)	$3,047	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	170	—
Interest and fee income	—	—	—	36	56	(1,032)
Noninterest income	—	—	—	—	—	114
Total	$(11,450)	$3,047	$—	$36	$226	$(918)
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2016
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$438,224	$433,760	$4,464	$—	$—	$—
Loans held for investment	82,319	91,998	(9,679)	8,408	11,082	(2,674)

	December 31, 2015
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$337,577	$326,802	$10,775	$1,268	$1,294	$(26)
Loans held for investment	34,637	35,385	$(748)	428	497	$(69)
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the years ended December 31, 2016, 2015, and 2014:

	Net gains (losses) from fair value changes Year ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Assets
Loans held for sale	$6,741	$(2,342)	$(1,978)
Loans held for investment	—	(568)	(918)

	Gains (losses) included in fair value changes associated with instrument specific credit risk Year ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Assets
Loans held for investment	$436	$199	$911

Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2016, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Year ended December 31, 2016
MSRs	$171,309	$—	$—	$171,309	$1,918
Impaired loans	53,818	—	—	53,818	11,412
Other real estate owned	50,930	—	—	50,930	(620)
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
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of December 31, 2016.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$13,747	Discounted cash flow	Constant prepayment rate	5.63% - 34.4% (10.9%)
			Spread over forward interest rate swap rates	3.0% - 9.2% (5.4%)
Derivative assets	5,747	Consensus Pricing	Net market price	-7.1% - 25.4% (1.1%)
Derivative liabilities	7,870		Estimated Pull through %	8.1% - 99.8% (76.9%)
Municipal securities	2,798,044	Discounted cash flow	Discount rate	0.0% - 10.0% (3.6%)
			Cumulative default	0.3% - 37.8% (4.0%)
			Loss given default	5.0% - 80.0% (24.1%)
Asset-backed securities	76,003	Discounted cash flow	Discount rate	5.0% - 12.0% (6.3%)
			Cumulative prepayment rate	0.0% - 73% (6.5%)
			Cumulative default	1.1% - 100% (11.2%)
			Loss given default	85% - 100% (96.3%)
			Cure given deferral	0.0% - 75.0% (36.2%)
Loans held for investment	47,880	Discounted cash flow	Discount rate	5.4% - 16.2% (5.6%)
Measured at fair value on a nonrecurring basis:
MSRs	171,309	Discounted cash flow	Constant prepayment rate	5.57% - 30.4% (7.8%)
			Spread over forward interest rate swap rates	4.2% - 20.0% (11.7%)
Impaired loans	53,818	Appraisal value	NA	NA
Other real estate owned	50,930	Appraisal value	NA	NA
The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below.
A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement of Level 3 instruments. In general, prepayment rates increase when market interest rates decline and decrease when market interest rates rise and higher prepayment rates generally result in lower fair values for MSR assets, Asset-backed securities, and Automobile loans.
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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,443,037	$1,443,037	$898,994	$898,994
Trading account securities	133,295	133,295	36,997	36,997
Loans held for sale	512,951	515,640	474,621	484,511
Available-for-sale and other securities	15,562,837	15,562,837	8,775,441	8,775,441
Held-to-maturity securities	7,806,939	7,787,268	6,159,590	6,135,458
Net loans and direct financing leases	66,323,583	66,294,639	49,743,256	48,024,998
Derivatives	238,219	238,219	274,872	274,872
Financial Liabilities:
Deposits	75,607,717	76,161,091	55,294,979	55,299,435
Short-term borrowings	3,692,654	3,692,654	615,279	615,279
Long-term debt	8,309,159	8,387,444	7,041,364	7,016,789
Derivatives	98,286	98,286	144,350	144,350
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2016 and December 31, 2015:

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$7,787,268	$—	$7,787,268
Net loans and direct financing leases	—	—	66,294,639	66,294,639
Financial Liabilities
Deposits	—	72,319,328	3,841,763	76,161,091
Short-term borrowings	474	—	3,692,180	3,692,654
Long-term debt	—	7,980,176	407,268	8,387,444

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$6,135,458	$—	$6,135,458
Net loans and direct financing leases	—	—	48,024,998	48,024,998
Financial Liabilities
Deposits	—	51,869,105	3,430,330	55,299,435
Short-term borrowings	—	1,770	613,509	615,279
Long-term debt	—	—	7,016,789	7,016,789
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
19. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2016, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$3,325,000	$3,325,000
Deposits	—	—	—
Subordinated notes	950,000	—	950,000
Long-term debt	6,525,000	—	6,525,000
Total notional value at December 31, 2016	$7,475,000	$3,325,000	$10,800,000
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at December 31, 2016:

				Weighted-Average Rate
(dollar amounts in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$3,325,000	0.6	$(2,060)	1.04%	0.91%
Liability conversion swaps
Receive fixed—generic	7,475,000	3.1	(51,496)	1.49	0.88
Total swap portfolio at December 31, 2016	$10,800,000	2.3	$(53,556)	1.35%	0.89%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $72 million, $108 million, and $98 million for the years ended December 31, 2016, 2015, and 2014, respectively.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At December 31, 2016, the fair value of the swap liability of $6 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.
The following table presents the fair values at December 31, 2016 and 2015 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:
Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	December 31, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$46,440	$80,513
Interest rate contracts not designated as hedging instruments	213,587	190,846
Foreign exchange contracts not designated as hedging instruments	23,265	37,727
Commodity contracts not designated as hedging instruments	108,026	117,894
Equity contracts not designated as hedging instruments	9,775	—
Total contracts	$401,093	$426,980
Liability derivatives included in accrued expenses and other liabilities:

(dollar amounts in thousands)	December 31, 2016	December 31, 2015
Interest rate contracts designated as hedging instruments	$99,996	$15,215
Interest rate contracts not designated as hedging instruments	143,976	121,815
Foreign exchange contracts not designated as hedging instruments	19,576	35,283
Commodity contracts not designated as hedging instruments	104,328	114,887
Equity contracts not designated as hedging instruments	—	—
Total contracts	$367,876	$287,200

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(82)	$(996)	$(1,045)
Change in fair value of hedged deposits (1)	72	992	1,025
Change in fair value of interest rate swaps hedging subordinated notes (2)	(47,852)	(8,237)	476
Change in fair value of hedged subordinated notes (2)	45,019	8,237	(476)
Change in fair value of interest rate swaps hedging long-term debt (2)	(74,481)	3,903	1,990
Change in fair value of hedged other long-term debt (2)	67,389	(3,602)	828

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

The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion) (pre-tax)
(dollar amounts in thousands)	2016	2015	2014		2016	2015	2014
Interest rate contracts
Loans	$1,548	$8,428	$9,192	Interest and fee income—loans and leases	$(361)	$(210)	$(4,064)
Investment securities	—	—	—	Noninterest income - other income	1	(10)	93
Total	$1,548	$8,428	$9,192		$(360)	$(220)	$(3,971)
Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings approximately $(2) million after-tax, of unrealized gains (losses) on cash flow hedging derivatives currently in OCI.
To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Consolidated Statements of Changes in Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in noninterest income.
The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the years ending December 31, 2016, 2015, and 2014:

	December 31,
(dollar amounts in thousands)	2016	2015	2014
Derivatives in cash flow hedging relationships
Interest rate contracts:
Loans	$(317)	$(763)	$74
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

Huntington uses two types of mortgage-backed securities in its forward commitments to sell loans. The first type of forward commitment is a “To Be Announced” (or TBA), the second is a “Specified Pool” mortgage-backed security. Huntington uses these derivatives to hedge the value of mortgage-backed securities until they are sold.
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

(dollar amounts in thousands)	December 31, 2016	December 31, 2015
Derivative assets:
Interest rate lock agreements	$5,747	$6,721
Forward trades and options	13,319	2,468
Total derivative assets	19,066	9,189
Derivative liabilities:
Interest rate lock agreements	(1,598)	(220)
Forward trades and options	(1,173)	(1,239)
Total derivative liabilities	(2,771)	(1,459)
Net derivative asset	$16,295	$7,730
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at December 31, 2016 and 2015, was $0.3 billion and $0.5 billion, respectively. The total notional amount at December 31, 2016 corresponds to trading assets with a fair value of $1 million and trading liabilities with a fair value of $3 million. Net trading gains (losses) related to MSR hedging for the years ended December 31, 2016, 2015, and 2014, were $(1) million, $(2) million, and $7 million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2016 and December 31, 2015, were $80 million and $76 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $20.6 billion and $14.6 billion at December 31, 2016 and December 31, 2015, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $196 million and $224 million at the same dates, respectively.
Share Swap Economic Hedge
Huntington acquires and holds shares of Huntington common stock in a Rabbi Trust for the Executive Deferred Compensation Plan. Huntington common stock held in the Rabbi Trust is recorded at cost and the corresponding deferred compensation liability is recorded at fair value using Huntington's share price as a significant input.
During the second quarter of 2016, Huntington entered into an economic hedge with a $20 million notional amount to hedge deferred compensation expense related to the Executive Deferred Compensation Plan. The economic hedge is recorded at fair value within other assets or liabilities. Changes in the fair value are recorded directly through other noninterest expense in the Consolidated Statements of Income. At December 31, 2016, the fair value of the share swap was $10 million.
Risk Participation Agreements

Huntington periodically enters into risk participation agreements in order to manage credit risk of its derivative positions. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. Huntington can mitigate exposure to certain counterparties or take on exposure to generate additional income. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $582 million and $344 million at December 31, 2016 and December 31, 2015, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The amount Huntington would have to pay if all counterparties defaulted on their swap contracts is the fair value of these risk participations, which was a positive value (receivable) of $3 million at December 31, 2016 and a negative value (payable) of $6 million at December 31, 2015. These contracts mature between 2017 and 2043 and are deemed investment grade.
Financial assets and liabilities that are offset in the Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 18. Huntington records these derivatives net of any master netting arrangement in the Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.
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
At December 31, 2016 and December 31, 2015, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $26 million and $15 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At December 31, 2016, Huntington pledged $172 million of investment securities and cash collateral to counterparties, while other counterparties pledged $90 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets
					Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
December 31, 2016	Derivatives	$420,159	$(181,940)	$238,219	$(34,328)	$(5,428)	$198,463
December 31, 2015	Derivatives	436,169	(161,297)	274,872	(39,305)	(3,462)	232,105

Offsetting of Financial Liabilities and Derivative Liabilities
					Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
December 31, 2016	Derivatives	$370,647	$(272,361)	$98,286	$(7,550)	$(23,943)	$66,793
December 31, 2015	Derivatives	288,659	(144,309)	144,350	(62,460)	(20)	81,870

20. VIEs
Consolidated VIEs
Consolidated VIEs at December 31, 2016, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of Huntington Technology Finance. During the 2016 first quarter, Huntington canceled the Series 2012A Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Consolidated Balance Sheets at December 31, 2016 and 2015:

	December 31, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,564	$—	$1,564
Net loans and leases	69,825	—	69,825
Accrued income and other assets	—	281	281
Total assets	$71,389	$281	$71,670
Liabilities:
Other long-term debt	$57,494	$—	$57,494
Accrued interest and other liabilities	—	281	281
Total liabilities	57,494	281	57,775
Equity:
Beneficial Interest owned by third party	13,895	—	13,895
Total liabilities and equity	$71,389	$281	$71,670

	December 31, 2015
	Huntington Technology Funding Trust		Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2012A	Series 2014A
Assets:
Cash	$1,377	$1,561	$—	$2,938
Net loans and leases	32,180	152,331	—	184,511
Accrued income and other assets	—	—	229	229
Total assets	$33,557	$153,892	$229	$187,678
Liabilities:
Other long-term debt	$27,153	$123,577	$—	$150,730
Accrued interest and other liabilities	—	—	229	229
Total liabilities	27,153	123,577	229	150,959
Equity:
Beneficial Interest owned by third party	$6,404	$30,315	—	36,719
Total liabilities and equity	$33,557	$153,892	$229	$187,678
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at December 31, 2016, and 2015:

	December 31, 2016
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$14,770	$—	$14,770
2015-1 Automobile Trust	2,227	—	2,227
2012-1 Automobile Trust	—	—	—
2012-2 Automobile Trust	—	—	—
Trust Preferred Securities	13,919	252,552	—
Low Income Housing Tax Credit Partnerships	576,880	292,721	576,880
Other Investments	79,195	42,316	79,195
Total	$686,991	$587,589	$673,072

	December 31, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2015-1 Automobile Trust	$7,695	$—	$7,695
2012-1 Automobile Trust	94	—	94
2012-2 Automobile Trust	771	—	771
Trust Preferred Securities	13,919	317,106	—
Low Income Housing Tax Credit Partnerships	425,500	196,001	425,500
Other Investments	68,746	25,762	68,746
Total	$516,725	$538,869	$502,806
AUTOMOBILE TRUST SECURITIZATIONS

The following table provides a summary of automobile transfers to trusts in separate securitization transactions.

(dollar amounts in millions)	Year	Amount Transferred
2016-1 Automobile Trust	2016	$1,500
2015-1 Automobile Trust	2015	750
2012-1 Automobile Trust	2012	1,300
2012-2 Automobile Trust	2012	1,000
The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset. See Note 7 for more information.
During the 2016 first quarter, Huntington canceled the 2012-1 Automobile Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust. During the 2016 third quarter, Huntington canceled the 2012-2 Automobile Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
TRUST-PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements. A list of trust-preferred securities outstanding at December 31, 2016 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.59%	(2)	$69,730	$6,186
Huntington Capital II	1.59	(3)	32,093	3,093
Sky Financial Capital Trust III	2.40	(4)	72,165	2,165
Sky Financial Capital Trust IV	2.25	(4)	74,320	2,320
Camco Financial Trust	3.43	(5)	4,244	155
Total			$252,552	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at December 31, 2016, based on three-month LIBOR + 0.70.

(3)	Variable effective rate at December 31, 2016, based on three-month LIBOR + 62.5.

(4)	Variable effective rate at December 31, 2016, based on three-month LIBOR + 1.40.

(5)	Variable effective rate (including impact of purchase accounting accretion) at December 31, 2016, based on three month LIBOR + 1.33.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2016 and 2015.

(dollar amounts in thousands)	December 31, 2016	December 31, 2015
Affordable housing tax credit investments	$877,237	$674,157
Less: amortization	(300,357)	(248,657)
Net affordable housing tax credit investments	$576,880	$425,500
Unfunded commitments	$292,721	$196,001
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Tax credits and other tax benefits recognized	$79,696	$59,614	$51,317
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	52,713	42,951	39,021
Equity method
Tax credit investment losses included in noninterest income	637	355	434
There were no sales of LIHTC investments in 2016, 2015 or 2014. Huntington recognized immaterial impairment losses for the years ended December 31, 2016, 2015 and 2014. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
OTHER INVESTMENTS
Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
21. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2016, and December 31, 2015 were as follows:

	At December 31,
(dollar amounts in thousands)	2016	2015
Contract amount represents credit risk
Commitments to extend credit:
Commercial	$15,190,056	$11,448,927
Consumer	12,235,943	8,574,093
Commercial real estate	1,697,671	813,271
Standby letters of credit	637,182	511,706
Commercial letters-of-credit	4,610	56,119
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $8 million and $7 million at December 31, 2016 and December 31, 2015, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At December 31, 2016 and 2015, Huntington had commitments to sell residential real estate loans of $819 million and $659 million, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is up to $65 million at December 31, 2016. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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

Meoli v. The Huntington National Bank (Cyberco Litigation). The Bank has been named a defendant in a lawsuit arising from the Bank’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, an equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including Huntington, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions when, in fact, no computer equipment was ever purchased or leased from Teleservices, which later proved to be a shell corporation. Bankruptcy proceedings for both Cyberco and Teleservices later ensued.
On September 28, 2015, adopting the bankruptcy court's recommendation, the U.S. District Court for the Western District of Michigan entered a judgment against Huntington in the amount of $72 million plus costs and pre- and post-judgment interest. Huntington increased its legal reserve by approximately $38 million to fully accrue for the amount of the judgment in the third quarter of 2015 while appealing the decision to the U.S. Sixth Circuit Court of Appeals. On February 8, 2017, the appellate court reversed the district court decision in part and remanded the case to the district court for further proceedings. Consistent with its reading of the appellate court opinion, Huntington decreased its legal reserve by approximately $42 million in the fourth quarter of 2016.
Powell v. Huntington National Bank.  Huntington is a defendant in a class action filed on October 15, 2013 alleging Huntington charged late fees on mortgage loans in a method that violated West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. Huntington filed a motion for summary judgment on the plaintiffs’ claims, which was granted by the U.S. District Court on December 28, 2016.  Plaintiffs have filed a notice of appeal to the U.S. Fourth Circuit Court of Appeals.
FirstMerit Merger Shareholder Litigation. Huntington is a defendant in five lawsuits filed in February and March of 2016 in state and federal courts in Ohio relating to the FirstMerit merger. The plaintiffs in each case are FirstMerit shareholders and have filed class action and derivative claims seeking to enjoin the merger. The parties in the federal court cases have entered into a tentative settlement. The defendants made agreed supplemental disclosures in advance of the shareholder vote in exchange for which plaintiffs agreed to withdraw their preliminary injunction motion and agreed to a release of all claims in the federal and state actions. The parties jointly moved for approval of the settlement by the federal court, which was granted on February 1, 2017. The plaintiffs in the state court cases did not join in the settlement, but their claims will be released in the federal court settlement.

FirstMerit Overdraft Litigation. Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against FirstMerit. The complaints were brought as class actions on behalf of Ohio residents who maintained a checking account at FirstMerit and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The parties have reached a global settlement for approximately $9 million cash to a common fund plus an additional $7 million in debt forgiveness. Attorneys' fees will be paid from the fund, with any remaining funds going to charity. FirstMerit’s insurer has agreed to reimburse Huntington 49% of the approximately $9 million, which totals approximately $4.4 million. The court preliminarily approved the settlement on December 5, 2016 and the cash portion of the settlement was funded on December 12, 2016. The final approval hearing is scheduled for June 2, 2017.
Commitments Under Operating Lease Obligations
At December 31, 2016, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.
The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016, were as follows: $59 million in 2017, $54 million in 2018, $48 million in 2019, $46 million in 2020, $30 million in 2021, and $152 million thereafter. At December 31, 2016, total minimum lease payments have not been reduced by minimum sublease rentals of $8 million due in the future under noncancelable subleases. At December 31, 2016, the future minimum sublease rental payments that Huntington expects to receive were as follows: $3 million in 2017, $2 million in 2018, $2 million in 2019, $1 million in 2020, $0 million in 2021, and $0 million thereafter. The rental expense for all operating leases was $65 million, $58 million, and $57 million for 2016, 2015, and 2014, respectively. Huntington had no material obligations under capital leases.
22. OTHER REGULATORY MATTERS
Huntington and its bank subsidiary, The Huntington National Bank (the Bank), are subject to various regulatory capital requirements administered by banking regulators. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material adverse effect on Huntington’s and the Bank’s financial statements.

Beginning in 2015, Huntington and the Bank became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The Basel III capital requirements emphasize CET1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. CET1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, and deferred tax assets that arise from tax loss and credit carryforwards. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments (TRUPS) that are subject to eventual phase-out from tier 1 capital in 2017. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. We are also subject to CCAR and must submit annual capital plans to our banking regulators. We may pay dividends and repurchase stock up to the levels submitted in our 2016 CCAR capital plan submission to which the FRB did not object.
As of December 31, 2016, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows, including the CET1 ratio on a Basel III basis. The implementation of the Basel III capital requirements is transitional and phases-in from January 1, 2015 through the end of 2018.

		Well-		December 31,
		capitalized	Minimum	2016		2015
		Capital	Capital	Basel III
(dollar amounts in thousands)		Ratios	Ratios	Ratio	Amount	Ratio	Amount
Common equity tier 1 risk-based capital	Consolidated	N.A.	4.50%	9.56%	$7,485,816	9.79%	$5,721,028
	Bank	6.50%	4.50	10.42	8,153,091	9.46	5,518,748
Tier 1 risk-based capital	Consolidated	6.00	6.00	10.92	8,547,154	10.53	6,154,000
	Bank	8.00	6.00	11.61	9,085,921	9.83	5,735,274
Total risk-based capital	Consolidated	10.00	8.00	13.05	10,215,627	12.64	7,386,936
	Bank	10.00	8.00	13.83	10,817,597	11.74	6,850,596
Tier 1 leverage capital	Consolidated	N.A.	4.00	8.70	8,547,154	8.79	6,154,000
	Bank	5.00	4.00	9.29	9,085,921	8.21	5,735,274
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered well-capitalized.
Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2016 and 2015, the average balances of these deposits were $0.3 billion and $0.5 billion, respectively.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2016, the Bank could lend $1.1 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends and/or return of capital to the parent company is subject to various legal and regulatory limitations. During 2016, the Bank paid dividends and returned capital of $638.2 million to the holding company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions.

23. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in thousands)	2016	2015
Assets
Cash and due from banks	$1,752,889	$917,368
Due from The Huntington National Bank	730,004	406,253
Due from non-bank subsidiaries	45,193	48,151
Investment in The Huntington National Bank	10,668,303	5,966,783
Investment in non-bank subsidiaries	499,611	489,205
Accrued interest receivable and other assets	320,666	192,444
Total assets	$14,016,666	$8,020,204
Liabilities and shareholders’ equity
Long-term borrowings	$3,144,615	$1,040,981
Dividends payable, accrued expenses, and other liabilities	563,905	384,617
Total liabilities	3,708,520	1,425,598
Shareholders’ equity (1)	10,308,146	6,594,606
Total liabilities and shareholders’ equity	$14,016,666	$8,020,204

(1)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Income
Dividends from
The Huntington National Bank	$188,200	$822,000	$244,000
Non-bank subsidiaries	11,378	38,883	27,773
Interest from
The Huntington National Bank	13,892	5,954	3,906
Non-bank subsidiaries	2,221	2,317	2,613
Other	—	4,529	2,994
Total income	215,691	873,683	281,286
Expense
Personnel costs	11,960	4,770	53,359
Interest on borrowings	59,027	17,428	17,031
Other	122,869	92,735	52,662
Total expense	193,856	114,933	123,052
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	21,835	758,750	158,234
Provision (benefit) for income taxes	(56,255)	(109,867)	(62,897)
Income (loss) before equity in undistributed net income of subsidiaries	78,090	868,617	221,131
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	629,220	(160,567)	414,049
Non-bank subsidiaries	4,511	(15,093)	(2,788)
Net income	$711,821	$692,957	$632,392
Other comprehensive income (loss) (1)	(174,858)	(3,866)	(8,283)
Comprehensive income	$536,963	$689,091	$624,109

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Operating activities
Net income	$711,821	$692,957	$632,392
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(633,730)	175,660	(411,261)
Depreciation and amortization	(1,390)	609	548
Loss on sales of securities available-for-sale	—	540	—
Other, net	(23,600)	(44,197)	26,685
Net cash (used for) provided by operating activities	53,101	825,569	248,364
Investing activities
Repayments from subsidiaries	464,284	494,905	9,250
Advances to subsidiaries	(1,758,745)	(612,610)	(32,350)
Proceeds from sale of securities available-for-sale	(1,589)	449	—
Cash paid for acquisitions, net of cash received	(133,218)	—	(13,452)
Proceeds from business divestitures	—	9,029	—
Net cash (used for) provided by investing activities	(1,429,268)	(108,227)	(36,552)
Financing activities
Proceeds from issuance of long-term borrowings	1,989,938	—	—
Payment of borrowings	(64,586)	—	—
Dividends paid on stock	(299,588)	(224,390)	(198,789)
Net proceeds from issuance of common stock	—	—	2,597
Net proceeds from issuance of preferred stock	584,936	—	—
Repurchases of common stock	—	(251,844)	(334,429)
Other, net	988	13,492	15,512
Net cash provided by (used for) financing activities	2,211,688	(462,742)	(515,109)
Increase (decrease) in cash and due from banks	835,521	254,600	(303,297)
Cash and due from banks at beginning of year	917,368	662,768	966,065
Cash and due from banks at end of year	$1,752,889	$917,368	$662,768
Supplemental disclosure:
Interest paid	$36,068	$17,384	$21,321
24. SEGMENT REPORTING
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have five major business segments: Consumer and Business Banking, Commercial Banking, Commercial Real Estate and Vehicle Finance (CREVF), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. The Treasury / Other function includes our technology and operations, other unallocated assets, liabilities, revenue, and expense.
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
Consumer and Business Banking - The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, investments, consumer loans, credit cards, and small business loans. Other financial services available to consumer and small business customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million and consists of approximately 254,000 businesses
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, and government public sector customers located primarily within our geographic footprint. The segment is divided into seven business units: middle market, large corporate, specialty banking, asset finance, capital markets, treasury management, and insurance.
Commercial Real Estate and Vehicle Finance - This segment provides lending and other banking products and services to customers outside of our traditional retail and commercial banking segments. Our products and services include providing financing for the purchase of automobiles, light-duty trucks, recreational vehicles and marine craft at franchised dealerships, financing the acquisition of new and used vehicle inventory of franchised automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners.
Regional Banking and The Huntington Private Client Group - The core business of The Huntington Private Client Group is The Huntington Private Bank, which consists of Private Banking, Wealth & Investment Management, and Retirement plan services. The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options), and banking services. The Huntington Private Bank also delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, and trust services. This group also provides retirement plan services to corporate businesses. The Huntington Private Client Group also provides corporate trust services and institutional and mutual fund custody services
Home Lending - Home Lending originates and services consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Consumer and Business Banking and Regional Banking and the Private Client Group segments, as well as through commissioned loan originators. Home lending earns interest portfolio loans and loans held-for-sale, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Home Lending supports the origination and servicing of mortgage loans across all segments.

Listed below is certain financial information reconciled to Huntington’s December 31, 2016, December 31, 2015, and December 31, 2014, reported results by business segment:

Income Statements (dollar amounts in thousands)	Consumer & Business Banking	Commercial Banking	CREVF	RBHPCG	Home Lending	Treasury / Other	Huntington Consolidated
2016
Net interest income	$1,272,713	$512,995	$468,969	$177,431	$58,354	$(121,144)	$2,369,318
Provision (benefit) for credit losses	71,945	98,816	26,922	(3,467)	(3,412)	(2)	190,802
Noninterest income	558,811	275,258	40,582	120,687	90,358	64,035	1,149,731
Noninterest expense	1,208,585	385,783	170,276	196,194	124,683	322,964	2,408,485
Provision (benefit) for income taxes	192,848	106,279	109,324	36,887	9,604	(247,001)	207,941
Net income (loss)	$358,146	$197,375	$203,029	$68,504	$17,837	$(133,070)	$711,821
2015
Net interest income	$1,027,950	$379,409	$381,231	$139,188	$50,404	$(27,445)	$1,950,737
Provision (benefit) for credit losses	42,777	49,534	4,890	87	2,671	(5)	99,954
Noninterest income	478,142	258,778	29,254	114,814	87,021	70,721	1,038,730
Noninterest expense	1,099,779	284,026	152,010	195,667	144,848	99,578	1,975,908
Provision (benefit) for income taxes	127,238	106,619	88,755	20,387	(3,533)	(118,818)	220,648
Net income (loss)	$236,298	$198,008	$164,830	$37,861	$(6,561)	$62,521	$692,957
2014
Net interest income	$912,992	$306,434	$379,363	$101,839	$58,015	$78,498	$1,837,141
Provision (benefit) for credit losses	75,529	31,521	(52,843)	4,893	21,889	—	80,989
Noninterest income	409,746	209,238	26,628	173,550	69,899	90,118	979,179
Noninterest expense	982,288	249,300	156,715	236,634	136,374	121,035	1,882,346
Provision (benefit) for income taxes	92,722	82,198	105,742	11,852	(10,622)	(61,299)	220,593
Net income (loss)	$172,199	$152,653	$196,377	$22,010	$(19,727)	$108,880	$632,392

	Assets at December 31,		Deposits at December 31,
(dollar amounts in thousands)	2016	2015	2016	2015
Consumer & Business Banking	$21,796,887	$15,759,561	$44,860,515	$30,964,241
Commercial Banking	23,918,429	17,022,387	15,616,241	11,498,883
CREVF	23,580,331	17,856,358	1,886,626	1,649,301
RBHPCG	5,553,012	4,277,970	8,521,401	7,530,241
Home Lending	3,502,304	3,080,690	639,418	361,881
Treasury / Other	21,363,134	13,021,335	4,083,516	3,290,432
Total	$99,714,097	$71,018,301	$75,607,717	$55,294,979

25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations, for the years ended December 31, 2016 and 2015:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in thousands, except per share data)	2016	2016	2016	2016
Interest income	$814,858	$694,346	$565,658	$557,251
Interest expense	79,877	68,956	59,777	54,185
Net interest income	734,981	625,390	505,881	503,066
Provision for credit losses	74,906	63,805	24,509	27,582
Noninterest income	334,337	302,415	271,112	241,867
Noninterest expense	681,497	712,247	523,661	491,080
Income before income taxes	312,915	151,753	228,823	226,271
Provision for income taxes	73,952	24,749	54,283	54,957
Net income	238,963	127,004	174,540	171,314
Dividends on preferred shares	18,865	18,537	19,874	7,998
Net income applicable to common shares	$220,098	$108,467	$154,666	$163,316
Net income per common share — Basic	$0.20	$0.12	$0.19	$0.21
Net income per common share — Diluted	0.20	0.11	0.19	0.20

	Three months ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in thousands, except per share data)	2015	2015	2015	2015
Interest income	$544,153	$538,477	$529,795	$502,096
Interest expense	47,242	43,022	39,109	34,411
Net interest income	496,911	495,455	490,686	467,685
Provision for credit losses	36,468	22,476	20,419	20,591
Noninterest income	272,215	253,119	281,773	231,623
Noninterest expense	498,766	526,508	491,777	458,857
Income before income taxes	233,892	199,590	260,263	219,860
Provision for income taxes	55,583	47,002	64,057	54,006
Net income	178,309	152,588	196,206	165,854
Dividends on preferred shares	7,972	7,968	7,968	7,965
Net income applicable to common shares	$170,337	$144,620	$188,238	$157,889
Net income per common share — Basic	$0.21	$0.18	$0.23	$0.19
Net income per common share — Diluted	0.21	0.18	0.23	0.19

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, Huntington’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management's Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2017 Proxy Statement for the 2017 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2016 fiscal year. Portions of our 2017 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2017 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2017 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2016.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	33,552,345	$3.32	15,979,699
Equity compensation plans not approved by security holders	18,263	12.86	—
Total	33,570,608	$3.32	15,979,699

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

(2)
The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of RSUs, RSAs and PSUs and the release of DSUs. The shares of common stock to be issued upon exercise or vesting under equity compensation plans not approved by shareholders include an inducement grant issued outside of the Company’s stock plans, and awards granted under the following plans which are no longer active and for which Huntington has not reserved the right to make subsequent grants or awards: employee and director stock plans of Unizan Financial Corp. and Camco Financial Corporation assumed in the acquisitions of these companies.

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

Additional information required by this item is set forth under the captions Ownership of Voting Stock of our 2017 Proxy Statement, which is incorporated by reference into this item.

Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2017 Proxy Statement, which is incorporated by reference into this item.
Item 14: Principal Accountant Fees and Services
Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2017 Proxy Statement which is incorporated by reference into this item.
PART IV
Item 15: Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Exhibits

Our exhibits listed on the Exhibit Index of this Form 10-K are filed with this Report or are incorporated herein by reference.

Item 16: 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2017.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Howell D. McCullough III
	Stephen D. Steinour		Howell D. McCullough III
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive		(Principal Financial Officer)
Officer)
		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 2017.

Lizabeth Ardisana *
Lizabeth Ardisana
Director

Ann B. Crane *
Ann B. Crane
Director

Robert S. Cubbin *
Robert S. Cubbin
Director

Steven G. Elliott *
Steven G. Elliott
Director

Michael J. Endres *
Michael J. Endres
Director

Gina D. France *
Gina D. France
Director

John B. Gerlach, Jr. *

John B. Gerlach, Jr.
Director

J. Michael Hochschwender *
J. Michael Hochschwender
Director

John C. Inglis *
John C. Inglis
Director

Peter J. Kight *
Peter J. Kight
Director

Jonathan A. Levy *
Jonathan A. Levy
Director

Eddie R. Munson *
Eddie R. Munson
Director

Richard W. Neu *
Richard W. Neu
Director

David L. Porteous *
David L. Porteous
Director

Kathleen H. Ransier *
Kathleen H. Ransier
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

10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012	001-34073	10.3
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2011.	Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.3
10.4	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.5	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4(a)
10.6	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	000-02525	10(q)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report on Form 10-K for the year ended December 31, 2012	001-34073	10.7
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.9	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.10	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2

10.11	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.12	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.13	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.14	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.15	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.16	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.17	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.18	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.19	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
10.20	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.1
10.21	* Form of 2014 Stock Option Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	001-34073	10.2
10.22	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	001-34073	10.3
10.23	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	001-34073	10.4
10.24	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	001-34073	10.5
10.25	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	001-34073	10.6
10.26	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan. Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.27	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan. Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	001-34073	A
10.28	*Form of 2015 Stock Option Grant Agreement	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.29	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.30	*Form of 2015 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.4
10.31	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.1
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
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
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2016, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

	* Denotes management contract or compensatory plan or arrangement.