Form 10-Q
period 2017-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2017-04-28
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2017
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
There were 1,087,119,978 shares of Registrant’s common stock ($0.01 par value) outstanding on March 31, 2017.

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

PART I. FINANCIAL INFORMATION
When we refer to “we”, “our”, and “us”, and "the Company" in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. Our 996 branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2016 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2016 Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.

EXECUTIVE OVERVIEW
Summary of 2017 First Quarter Results Compared to 2016 First Quarter
For the quarter, we reported net income of $208 million, or $0.17 per common share, compared with $171 million, or $0.20 per common share, in the year-ago quarter (see Table 1). Reported net income was impacted by FirstMerit acquisition-related net expenses totaling $71 million pre-tax, or $0.04 per common share.
Fully-taxable equivalent net interest income was $742 million, up $230 million, or 45%. The results reflected the benefit from a $24.9 billion, or 38%, increase in average earning assets and a 19 basis point improvement in the net interest margin to 3.30%. Average earning asset growth included a $16.4 billion, or 32%, increase in average loans and leases, and an $8.6 billion, or 57%, increase in average securities, both of which were impacted by the FirstMerit acquisition. The net interest margin expansion reflected a 26 basis point increase in earning asset yields, including the impact of purchase accounting, and a 1 basis point increase in the benefit from noninterest-bearing funds, partially offset by an 8 basis point increase in funding costs.
The provision for credit losses was $68 million, up $40 million, or 145%. NCOs increased $31 million to $39 million, primarily as a result of material CRE recoveries in the year-ago quarter. NCOs represented an annualized 0.24% of average loans and leases, which remains below our long-term target of 35 to 55 basis points.
Noninterest income was $312 million, up $71 million, or 29%. The increase was primarily a result of the FirstMerit acquisition. In addition, service charges on deposit accounts increased, reflecting the benefit of the FirstMerit acquisition and continued new customer acquisition. Also, mortgage banking income increased, reflecting an increase in mortgage origination volume and an increase from net MSR hedging-related activities.
Noninterest expense was $707 million, up $216 million, or 44%, reflecting the impact of the FirstMerit acquisition. Personnel costs increased, reflecting acquisition-related personnel expense and an increase in average full-time equivalent employees. Also, other expense increased, due to an increase in OREO and foreclosure expense. Further, deposit and other insurance expense increased, as a result of the larger assessment base as well as the FDIC Large Institution Surcharge implemented during the 2016 third quarter.
The tangible common equity to tangible assets ratio was 7.28%, down 61 basis points. The CET1 risk-based capital ratio was 9.74% at March 31, 2017, compared to 9.73% a year ago. The regulatory tier 1 risk-based capital ratio was 11.11% compared to 10.99% at March 31, 2016. Capital ratios were impacted by the goodwill created and the issuance of common stock as part of the FirstMerit acquisition. The regulatory Tier 1 risk-based and total risk-based capital ratios benefited from the issuance of Class D preferred equity during the 2016 second quarter and the issuance of Class C preferred equity during the 2016 third quarter in exchange for FirstMerit preferred equity in conjunction with the acquisition. The total risk-based capital ratio was impacted by the repurchase of trust preferred securities during the 2016 third quarter and fourth quarter. In addition, certain trust preferred securities were acquired in the FirstMerit acquisition and subsequently were redeemed. There were no common shares repurchased over the past five quarters.
Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary customer relationships across all business segments, (4) continue to strengthen risk management and (5) maintain capital and liquidity positions consistent with our risk appetite.
Economy
We expect ongoing consumer and business confidence to translate into private sector investment fueling continued economic momentum. We are seeing solid manufacturing and infrastructure growth in the Midwest. Businesses are adding jobs and investing more, and growth in our pipelines has followed.

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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Interest income	$820,360	$814,858	$694,346	$565,658	$557,251
Interest expense	90,385	79,877	68,956	59,777	54,185
Net interest income	729,975	734,981	625,390	505,881	503,066
Provision for credit losses	67,638	74,906	63,805	24,509	27,582
Net interest income after provision for credit losses	662,337	660,075	561,585	481,372	475,484
Service charges on deposit accounts	83,420	91,577	86,847	75,613	70,262
Cards and payment processing income	47,169	49,113	44,320	39,184	36,447
Mortgage banking income	31,692	37,520	40,603	31,591	18,543
Trust and investment management services	33,869	34,016	28,923	22,497	22,838
Insurance income	15,264	16,486	15,865	15,947	16,225
Brokerage income	15,758	17,014	14,719	14,599	15,502
Capital markets fees	14,200	18,730	14,750	13,037	13,010
Bank owned life insurance income	17,542	17,067	14,452	12,536	13,513
Gain on sale of loans	12,822	24,987	7,506	9,265	5,395
Securities gains (losses)	(8)	(1,771)	1,031	656	—
Other income	40,735	29,598	33,399	36,187	30,132
Total noninterest income	312,463	334,337	302,415	271,112	241,867
Personnel costs	382,000	359,755	405,024	298,949	285,397
Outside data processing and other services	87,202	88,695	91,133	63,037	61,878
Equipment	46,700	59,666	40,792	31,805	32,576
Net occupancy	67,700	49,450	41,460	30,704	31,476
Professional services	18,295	23,165	47,075	21,488	13,538
Marketing	13,923	21,478	14,438	14,773	12,268
Deposit and other insurance expense	20,099	15,772	14,940	12,187	11,208
Amortization of intangibles	14,355	14,099	9,046	3,600	3,712
Other expense	57,148	49,417	48,339	47,118	39,027
Total noninterest expense	707,422	681,497	712,247	523,661	491,080
Income before income taxes	267,378	312,915	151,753	228,823	226,271
Provision for income taxes	59,284	73,952	24,749	54,283	54,957
Net income	208,094	238,963	127,004	174,540	171,314
Dividends on preferred shares	18,878	18,865	18,537	19,874	7,998
Net income applicable to common shares	$189,216	$220,098	$108,467	$154,666	$163,316
Average common shares—basic	1,086,374	1,085,253	938,578	798,167	795,755
Average common shares—diluted	1,108,617	1,104,358	952,081	810,371	808,349
Net income per common share—basic	$0.17	$0.20	$0.12	$0.19	$0.21
Net income per common share—diluted	0.17	0.20	0.11	0.19	0.20
Cash dividends declared per common share	0.08	0.08	0.07	0.07	0.07
Return on average total assets	0.84%	0.95%	0.58%	0.96%	0.96%
Return on average common shareholders’ equity	8.2	9.4	5.4	9.6	10.4
Return on average tangible common shareholders’ equity (2)	11.3	12.9	7.0	11.0	11.9
Net interest margin (3)	3.30	3.25	3.18	3.06	3.11
Efficiency ratio (4)	65.7	61.6	75.0	66.1	64.6
Effective tax rate	22.2	23.6	16.3	23.7	24.3
Revenue—FTE
Net interest income	$729,975	$734,981	$625,390	$505,881	$503,066
FTE adjustment	12,058	12,560	10,598	10,091	9,159
Net interest income (3)	742,033	747,541	635,988	515,972	512,225
Noninterest income	312,463	334,337	302,415	271,112	241,867
Total revenue (3)	$1,054,496	$1,081,878	$938,403	$787,084	$754,092

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

Significant Items
Earnings comparisons are impacted by the Significant Items summarized below:

1. Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, are as follows:

•
During the 2017 first quarter, $73 million of noninterest expense and $2 million of noninterest income was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.04 per common share.

•
During the 2016 fourth quarter, $95 million of noninterest expense and a decrease of $1 million of noninterest income was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.06 per common share.

•	During the 2016 first quarter, $6 million of noninterest expense was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.01 per common share.

2. Litigation reserves. During the 2016 fourth quarter, a $42 million reduction of litigation reserves was recorded as other noninterest expense. This resulted in a positive impact of $0.02 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected:

Table 2 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$208,094		$238,963		$171,314
Earnings per share, after-tax		$0.17		$0.20		$0.20

Significant Items—favorable (unfavorable) impact:	Earnings	EPS	Earnings	EPS	Earnings	EPS

Mergers and acquisitions, net expenses	$(71,145)		$(96,142)		$(6,406)
Tax impact	24,901		33,457		2,006
Mergers and acquisitions, after-tax	$(46,244)	$(0.04)	$(62,685)	$(0.06)	$(4,400)	$(0.01)

Litigation reserves	$—		$41,587		$—
Tax impact	—		(14,888)		—
Litigation reserves, after-tax	$—	$—	$26,699	$0.02	$—	$—

(1)	Based upon the quarterly average outstanding diluted common shares.
Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
(dollar amounts in millions)
	Average Balances
	Three Months Ended					Change
	March 31,	December 31,	September 30,	June 30,	March 31,	1Q17 vs. 1Q16
	2017	2016	2016	2016	2016	Amount	Percent
Assets:
Interest-bearing deposits in banks	$100	$110	$95	$99	$98	$2	2%
Loans held for sale	415	2,507	695	571	433	(18)	(4)
Securities:
Available-for-sale and other securities:
Taxable	12,800	13,734	9,785	6,904	6,633	6,167	93
Tax-exempt	3,049	3,136	2,854	2,510	2,358	691	29
Total available-for-sale and other securities	15,849	16,870	12,639	9,414	8,991	6,858	76
Trading account securities	137	139	49	41	40	97	245
Held-to-maturity securities—taxable	7,656	5,432	5,487	5,806	6,054	1,602	26
Total securities	23,643	22,441	18,175	15,261	15,085	8,558	57
Loans and leases: (1)
Commercial:
Commercial and industrial	27,922	27,727	24,957	21,344	20,649	7,273	35
Commercial real estate:
Construction	1,314	1,413	1,132	881	923	391	42
Commercial	6,039	5,805	5,227	4,345	4,283	1,756	41
Commercial real estate	7,353	7,218	6,359	5,226	5,206	2,147	41
Total commercial	35,276	34,945	31,316	26,570	25,855	9,421	36
Consumer:
Automobile	11,063	10,866	11,402	10,146	9,730	1,333	14
Home equity	10,072	10,101	9,260	8,416	8,441	1,631	19
Residential mortgage	7,777	7,690	7,012	6,187	6,018	1,759	29
RV and marine finance	1,874	1,844	915	—	—	N.R.	N.R.
Other consumer	919	959	817	613	574	345	60
Total consumer	31,705	31,460	29,406	25,362	24,763	6,942	28
Total loans and leases	66,981	66,405	60,722	51,932	50,618	16,363	32
Allowance for loan and lease losses	(636)	(614)	(623)	(616)	(604)	(32)	5
Net loans and leases	66,345	65,791	60,099	51,316	50,014	16,331	33
Total earning assets	91,139	91,463	79,687	67,863	66,234	24,905	38
Cash and due from banks	2,011	1,538	1,325	1,001	1,013	998	99
Intangible assets	2,387	2,421	1,547	726	730	1,657	227
All other assets	5,442	5,559	4,962	4,149	4,223	1,219	29
Total assets	$100,343	$100,367	$86,898	$73,123	$71,596	$28,747	40%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$21,730	$23,250	$20,033	$16,507	$16,334	$5,396	33%
Demand deposits—interest-bearing	16,805	15,294	12,362	8,445	7,776	9,029	116
Total demand deposits	38,535	38,544	32,395	24,952	24,110	14,425	60
Money market deposits	18,653	18,618	18,453	19,534	19,682	(1,029)	(5)
Savings and other domestic deposits	11,970	12,272	8,889	5,402	5,306	6,664	126
Core certificates of deposit	2,342	2,636	2,285	2,007	2,265	77	3
Total core deposits	71,500	72,070	62,022	51,895	51,363	20,137	39
Other domestic time deposits of $250,000 or more	470	391	382	402	455	15	3
Brokered deposits and negotiable CDs	3,969	4,273	3,904	2,909	2,897	1,072	37
Deposits in foreign offices	—	152	194	208	264	(264)	—

Total deposits	75,939	76,886	66,502	55,414	54,979	20,960	38
Short-term borrowings	3,792	2,628	1,306	1,032	1,145	2,647	231
Long-term debt	8,529	8,594	8,488	7,899	7,202	1,327	18
Total interest-bearing liabilities	66,530	64,858	56,263	47,838	46,992	19,538	42
All other liabilities	1,661	1,833	1,608	1,416	1,515	146	10
Shareholders’ equity	10,422	10,426	8,994	7,362	6,755	3,667	54
Total liabilities and shareholders’ equity	$100,343	$100,367	$86,898	$73,123	$71,596	$28,747	40%

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Fully-taxable equivalent basis (3)	2017	2016	2016	2016	2016
Assets:
Interest-bearing deposits in banks	1.09%	0.64%	0.64%	0.25%	0.21%
Loans held for sale	3.82	2.95	3.53	3.89	3.99
Securities:
Available-for-sale and other securities:
Taxable	2.38	2.43	2.35	2.37	2.39
Tax-exempt	3.79	3.60	3.01	3.38	3.40
Total available-for-sale and other securities	2.65	2.65	2.50	2.64	2.65
Trading account securities	0.11	0.18	0.58	0.98	0.50
Held-to-maturity securities—taxable	2.36	2.43	2.41	2.44	2.43
Total securities	2.54	2.58	2.47	2.56	2.56
Loans and leases: (1)
Commercial:
Commercial and industrial	3.98	3.83	3.68	3.49	3.52
Commercial real estate:
Construction	3.95	3.65	3.76	3.70	3.51
Commercial	3.69	3.54	3.54	3.35	3.59
Commercial real estate	3.74	3.56	3.58	3.41	3.57
Total commercial	3.93	3.78	3.66	3.47	3.53
Consumer:
Automobile	3.55	3.57	3.37	3.15	3.17
Home equity	4.45	4.24	4.21	4.17	4.20
Residential mortgage	3.63	3.58	3.61	3.65	3.69
RV and marine finance	5.63	5.64	5.70	—	—
Other consumer	12.05	10.91	10.93	10.28	10.02
Total consumer	4.23	4.13	3.97	3.79	3.81
Total loans and leases	4.07	3.95	3.81	3.63	3.67
Total earning assets	3.70	3.60	3.52	3.41	3.44
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.15	0.11	0.11	0.09	0.09
Total demand deposits	0.07	0.04	0.04	0.03	0.03
Money market deposits	0.26	0.24	0.24	0.24	0.24
Savings and other domestic deposits	0.22	0.25	0.21	0.11	0.13
Core certificates of deposit	0.39	0.29	0.43	0.79	0.82
Total core deposits	0.22	0.20	0.20	0.22	0.23
Other domestic time deposits of $250,000 or more	0.45	0.39	0.40	0.40	0.41
Brokered deposits and negotiable CDs	0.72	0.48	0.44	0.40	0.38

Deposits in foreign offices	—	0.13	0.13	0.13	0.13
Total deposits	0.26	0.23	0.22	0.23	0.24
Short-term borrowings	0.63	0.36	0.29	0.36	0.32
Long-term debt	2.33	2.19	1.97	1.85	1.68
Total interest-bearing liabilities	0.54	0.48	0.49	0.50	0.46
Net interest rate spread	3.16	3.12	3.03	2.91	2.98
Impact of noninterest-bearing funds on margin	0.14	0.13	0.15	0.15	0.13
Net interest margin	3.30%	3.25%	3.18%	3.06%	3.11%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(2)	Loan and lease, and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	FTE yields are calculated assuming a 35% tax rate.
N.R. - Not relevant.
2017 First Quarter versus 2016 First Quarter
FTE net interest income for the 2017 first quarter increased $230 million, or 45%, from the 2016 first quarter. This reflected the benefit from the $24.9 billion, or 38%, increase in average earning assets coupled with a 19 basis point improvement in the FTE net interest margin to 3.30%. The NIM expansion reflected a 26 basis point increase in earning asset yields, including the 16 basis point impact of purchase accounting, and a 1 basis point increase in the benefit from noninterest-bearing funds, partially offset by an 8 basis point increase in funding costs.
Average earning assets for the 2017 first quarter increased $24.9 billion, or 38%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition. Average securities increased $8.6 billion, or 57%, which included $2.8 billion of direct purchase municipal instruments in our commercial banking segment compared to $2.1 billion in the year-ago quarter. Average residential mortgage loans increased $1.8 billion, or 29%, as we continue to see increased demand for residential mortgage loans across our footprint.
Average total deposits for the 2017 first quarter increased $21.0 billion, or 38%, from the year-ago quarter, while average total core deposits increased $20.1 billion, or 39%, primarily reflecting the impact of the FirstMerit acquisition. Average demand deposits increased $14.4 billion, or 60%, comprised of a $10.3 billion, or 67%, increase in average commercial demand deposits and a $4.2 billion, or 47%, increase in average consumer demand deposits. Average short-term borrowings increased $2.6 billion, or 231%, reflecting the maintenance of excess liquidity surrounding the branch conversion. Average long-term debt increased $1.3 billion, or 18%, reflecting the issuance of $3.0 billion and maturity of $1.0 billion of senior debt over the past five quarters.
2017 First Quarter versus 2016 Fourth Quarter
Compared to the 2016 fourth quarter, FTE net interest income decreased $6 million, or 1%. The impact of a $0.3 billion decrease in average earning assets was partially offset by a 5 basis points increase in NIM. The increase in the NIM reflected a 10 basis point increase in earning asset yields and a 1 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 6 basis point increase in funding costs.
Average earning assets decreased $0.3 billion, or less than 1% from the 2016 fourth quarter. Average loans held for sale and other earnings assets decreased $2.1 billion, or 80%, primarily reflecting the $1.5 billion automobile loan securitization and the balance sheet optimization-related loan sales completed during the 2016 fourth quarter. Average securities increased $1.2 billion, or 5%, reflecting the reinvestment of the proceeds from the 2016 fourth quarter automobile loan securitization into securities qualifying as High Quality Liquid Assets for the LCR. Average loans and leases increased $0.6 billion, or 1%, primarily reflecting growth in automobile loans and core middle market and small business C&I lending.
Average total core deposits decreased $0.6 billion, or 1%, primarily reflecting the divestiture of thirteen branches, including $0.6 billion of deposits, in the 2016 fourth quarter. Average demand deposits were flat as a $1.5 billion, or 10%, increase in average interest-bearing demand deposits offset a $1.5 billion, or 7%, decrease in average noninterest-bearing demand deposits. Average total debt increased $1.1 billion, driven by an increase in short-term borrowings of $1.2 billion, or 44%, reflecting the maintenance of excess liquidity surrounding the branch conversion.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit (See Credit Quality discussion).
The provision for credit losses was $68 million, up $40 million, or 145%. NCOs increased $31 million to $39 million, primarily as a result of material CRE recoveries in the year-ago quarter. Net charge-offs represented an annualized 0.24% of average loans and leases, which remains below our long-term target of 35 to 55 basis points.
Noninterest Income
The following table reflects noninterest income for each of the past five quarters:

Table 4 - Noninterest Income
(dollar amounts in thousands)
	Three Months Ended					1Q17 vs. 1Q16		1Q17 vs. 4Q16
	March 31,	December 31,	September 30,	June 30,	March 31,	Change		Change
	2017	2016	2016	2016	2016	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$83,420	$91,577	$86,847	$75,613	$70,262	$13,158	19%	$(8,157)	(9)%
Cards and payment processing income	47,169	49,113	44,320	39,184	36,447	10,722	29	(1,944)	(4)
Mortgage banking income	31,692	37,520	40,603	31,591	18,543	13,149	71	(5,828)	(16)
Trust and investment management services	33,869	34,016	28,923	22,497	22,838	11,031	48	(147)	—
Insurance income	15,264	16,486	15,865	15,947	16,225	(961)	(6)	(1,222)	(7)
Brokerage income	15,758	17,014	14,719	14,599	15,502	256	2	(1,256)	(7)
Capital markets fees	14,200	18,730	14,750	13,037	13,010	1,190	9	(4,530)	(24)
Bank owned life insurance income	17,542	17,067	14,452	12,536	13,513	4,029	30	475	3
Gain on sale of loans	12,822	24,987	7,506	9,265	5,395	7,427	138	(12,165)	(49)
Securities gains (losses)	(8)	(1,771)	1,031	656	—	(8)	—	1,763	(100)
Other income	40,735	29,598	33,399	36,187	30,132	10,603	35	11,137	38
Total noninterest income	$312,463	$334,337	$302,415	$271,112	$241,867	$70,596	29%	$(21,874)	(7)%

2017 First Quarter versus 2016 First Quarter
Noninterest income for the 2017 first quarter increased $71 million, or 29%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition. Service charges on deposit accounts increased $13 million, or 19%, reflecting the benefit of the FirstMerit acquisition and continued new customer acquisition. Of the increase, $8 million was attributable to consumer deposit accounts, and $6 million was attributable to commercial deposit accounts. Mortgage banking income increased $13 million, or 71%, reflecting a 35% increase in mortgage origination volume and an $8 million increase from net mortgage servicing rights hedging-related activities.
2017 First Quarter versus 2016 Fourth Quarter
Compared to the 2016 fourth quarter, total noninterest income decreased $22 million, or 7%. Gain on sale of loans decreased $12 million, or 49%, primarily reflecting the $11 million of gains related to the balance sheet optimization strategy completed in the 2016 fourth quarter. Service charges on deposit accounts decreased $8 million, or 9%, primarily reflecting a $7 million seasonal decline in service charges on consumer accounts. Mortgage banking income decreased $6 million, or 16%, primarily driven by a decline in net MSR activity. These decreases were partially offset by an $11 million, or 38%, increase in other income, primarily reflecting the $8 million unfavorable impact recorded in the prior quarter, related to ineffectiveness of derivatives used to hedge fixed-rate, long-term debt.

Noninterest Expense
(This section should be read in conjunction with Significant Items 1 and 2.)
The following table reflects noninterest expense for each of the past five quarters:

Table 5 - Noninterest Expense
(dollar amounts in thousands)
	Three Months Ended					1Q17 vs. 1Q16		1Q17 vs. 4Q16
	March 31,	December 31,	September 30,	June 30,	March 31,	Change		Change
	2017	2016	2016	2016	2016	Amount	Percent	Amount	Percent
Personnel costs	$382,000	$359,755	$405,024	$298,949	$285,397	$96,603	34%	$22,245	6%
Outside data processing and other services	87,202	88,695	91,133	63,037	61,878	25,324	41	(1,493)	(2)
Equipment	46,700	59,666	40,792	31,805	32,576	14,124	43	(12,966)	(22)
Net occupancy	67,700	49,450	41,460	30,704	31,476	36,224	115	18,250	37
Professional services	18,295	23,165	47,075	21,488	13,538	4,757	35	(4,870)	(21)
Marketing	13,923	21,478	14,438	14,773	12,268	1,655	13	(7,555)	(35)
Deposit and other insurance expense	20,099	15,772	14,940	12,187	11,208	8,891	79	4,327	27
Amortization of intangibles	14,355	14,099	9,046	3,600	3,712	10,643	287	256	2
Other expense	57,148	49,417	48,339	47,118	39,027	18,121	46	7,731	16
Total noninterest expense	$707,422	$681,497	$712,247	$523,661	$491,080	$216,342	44%	$25,925	4%
Number of employees (average full-time equivalent)	16,331	15,993	14,511	12,363	12,386	3,945	32%	338	2%
Impacts of Significant Items:

	Three Months Ended
	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2017	2016	2016
Personnel costs	$19,555	$(5,385)	$474
Outside data processing and other services	14,475	15,420	363
Equipment	5,763	20,000	—
Net occupancy	23,342	7,146	20
Professional services	4,218	9,141	4,288
Marketing	816	4,340	13
Other expense	5,126	2,742	1,248
Total noninterest expense adjustments	$73,295	$53,404	$6,406

Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Three Months Ended			1Q17 vs. 1Q16		1Q17 vs. 4Q16
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in thousands)	2017	2016	2016	Amount	Percent	Amount	Percent
Personnel costs	$362,445	$365,140	$284,923	$77,522	27%	$(2,695)	(1)%
Outside data processing and other services	72,727	73,275	61,515	11,212	18	(548)	(1)
Equipment	40,937	39,666	32,576	8,361	26	1,271	3
Net occupancy	44,358	42,304	31,456	12,902	41	2,054	5
Professional services	14,077	14,024	9,250	4,827	52	53	—
Marketing	13,107	17,138	12,255	852	7	(4,031)	(24)
Deposit and other insurance expense	20,099	15,772	11,208	8,891	79	4,327	27
Amortization of intangibles	14,355	14,099	3,712	10,643	287	256	2
Other expense	52,022	46,675	37,779	14,243	38	5,347	11
Total adjusted noninterest expense (Non-GAAP)	$634,127	$628,093	$484,674	$149,453	31%	$6,034	1%

2017 First Quarter versus 2016 First Quarter

Reported noninterest expense for the 2017 first quarter increased $216 million, or 44%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition, including Significant Items. Personnel costs increased $97 million, or 34%, primarily reflecting $20 million of acquisition-related personnel expense and a 32% increase in average full-time equivalent employees. Other expense increased $18 million, or 46%, including a $5 million increase in OREO and foreclosure expense as well as the $4 million net increase in acquisition-related expenses. Deposit and other insurance expense increased $9 million, or 79%, reflecting the larger assessment base as well as the FDIC Large Institution Surcharge implemented during the 2016 third quarter.
2017 First Quarter versus 2016 Fourth Quarter
Reported noninterest expense increased $26 million, or 4%, from the 2016 fourth quarter, including a $20 million net increase in Significant Items. Personnel costs increased $22 million, or 6%, primarily related to the $18 million gain on the settlement of a portion of the FirstMerit pension plan liability during the 2016 fourth quarter. Other expense increased $8 million, or 16%, primarily reflecting the $6 million benefit related to the extinguishment of trust preferred securities in the 2016 fourth quarter. Marketing expense decreased $8 million, or 35%, primarily reflecting the $3 million net decrease in acquisition-related expenses and the timing of advertising campaigns.
Provision for Income Taxes
The provision for income taxes in the 2017 first quarter was $59 million. This compared with a provision for income taxes of $55 million in the 2016 first quarter and $74 million in the 2016 fourth quarter. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. The net federal deferred tax asset was $91 million and the net state deferred tax asset was $41 million at March 31, 2017.
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
We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2016 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2016 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2016 Form 10-K.
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
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2016 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 6 - Loan and Lease Portfolio Composition
(dollar amounts in millions)

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
Ending Balances by Type:
Commercial:
Commercial and industrial	$28,176	42%	$28,059	42%	$27,668	42%	$21,372	41%	$21,254	41%
Commercial real estate:
Construction	1,107	2	1,446	2	1,414	2	856	2	939	2
Commercial	5,986	9	5,855	9	5,842	9	4,466	7	4,343	8
Commercial real estate	7,093	11	7,301	11	7,256	11	5,322	9	5,282	10
Total commercial	35,269	53	35,360	53	34,924	53	26,694	50	26,536	51
Consumer:
Automobile	11,155	17	10,969	16	10,791	16	10,381	20	9,920	19
Home equity	9,974	15	10,106	15	10,120	15	8,447	17	8,422	17
Residential mortgage	7,829	12	7,725	12	7,665	12	6,377	12	6,082	12
RV and marine finance	1,935	2	1,846	3	1,840	3	—	—	—	—
Other consumer	936	1	956	1	964	1	644	1	579	1
Total consumer	31,829	47	31,602	47	31,380	47	25,849	50	25,003	49
Total loans and leases	$67,098	100%	$66,962	100%	$66,304	100%	$52,543	100%	$51,539	100%
Our loan portfolio is composed of a managed mix of consumer and commercial credits. At the corporate level, we manage the overall credit exposure and portfolio composition in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC of the Board and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
Commercial Credit
Refer to the “Commercial Credit” section of our 2016 Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2016 Form 10-K for our consumer credit underwriting and on-going credit management processes.
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
Credit quality performance in the 2017 first quarter reflected continued overall positive results with stable delinquencies, and a 5% decline in NPAs from the prior quarter to $458 million. Net charge-offs decreased by $4 million from the prior quarter. Total NCOs were $39 million, or 0.24%, of average total loans and leases. The ACL to total loans and leases ratio increased by 4 basis point to 1.14%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2016 Form 10-K.)
NPAs and NALs
Of the $246 million of CRE and C&I-related NALs at March 31, 2017, $165 million, or 67%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are charged-off at 120-days past due.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 7 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Nonaccrual loans and leases (NALs):
Commercial and industrial	$232,171	$234,184	$220,862	$289,811	$307,824
Commercial real estate	13,889	20,508	21,300	23,663	30,801
Automobile	4,881	5,766	4,777	5,049	7,598
Residential mortgage	80,686	90,502	88,155	85,174	90,303
RV and marine finance	106	245	96	—	—
Home equity	69,575	71,798	69,044	56,845	62,208
Other consumer	2	—	—	5	—
Total nonaccrual loans and leases	401,310	423,003	404,234	460,547	498,734
Other real estate:
Residential	31,786	30,932	34,421	26,653	23,175
Commercial	18,101	19,998	36,915	2,248	2,957
Total other real estate	49,887	50,930	71,336	28,901	26,132
Other NPAs (1)	6,910	6,968	—	376	—
Total nonperforming assets	$458,107	$480,901	$475,570	$489,824	$524,866

Nonaccrual loans and leases as a % of total loans and leases	0.60%	0.63%	0.61%	0.88%	0.97%
NPA ratio (2)	0.68	0.72	0.72	0.93	1.02
(NPA+90days)/(Loan+OREO)	0.87	0.91	0.92	1.12	1.22

(1)	Other nonperforming assets includes certain impaired investment securities.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
2017 First Quarter versus 2016 Fourth Quarter
Total NPAs decreased by $23 million, or 5%, compared with December 31, 2016 primarily as a result of decreases in the CRE and residential portfolios, while other NPAs remained constant. The residential mortgage decline was a function of improved delinquencies partially as a result of the efforts by our Home Savers Group actively working with our customers.
TDR Loans
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "TDR Loans" section of our 2016 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been between 80% and 84%, as borrowers continue to make their monthly payments in accordance with the modified terms.  From a payment standpoint, over 80% of the $510 million of accruing TDRs secured by residential real estate (Residential mortgage and Home Equity in Table 8) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 8 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in thousands)

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Troubled debt restructured loans—accruing:
Commercial and industrial	$222,303	$210,119	$232,740	$232,112	$205,989
Commercial real estate	81,202	76,844	80,553	85,015	108,861
Automobile	27,968	26,382	27,843	25,892	25,856
Home equity	271,258	269,709	275,601	203,047	204,244
Residential mortgage	239,175	242,901	251,529	256,859	259,750
RV and marine finance	581	—	—	—	—
Other consumer	4,128	3,780	4,102	4,522	4,768
Total troubled debt restructured loans—accruing	846,615	829,735	872,368	807,447	809,468
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	88,759	107,087	70,179	77,592	83,600
Commercial real estate	4,357	4,507	5,672	6,833	14,607
Automobile	4,763	4,579	4,437	4,907	7,407
Home equity	29,090	28,128	28,009	21,145	23,211
Residential mortgage	59,773	59,157	62,027	63,638	68,918
RV and marine finance	106	—	—	—	—
Other consumer	117	118	142	142	191
Total troubled debt restructured loans—nonaccruing	186,965	203,576	170,466	174,257	197,934
Total troubled debt restructured loans	$1,033,580	$1,033,311	$1,042,834	$981,704	$1,007,402
ACL
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL Methodology Committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for the recognition of loan losses due to increased risk levels resulting from loan risk-rating downgrades. Reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Acquired loans are those purchased in the FirstMerit acquisition. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. The difference between acquired contractual balance and estimated fair value at acquisition date was recorded as a purchase premium or discount.
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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 9 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
Allowance for Credit Losses
Commercial
Commercial and industrial	$380,504	42%	$355,424	42%	$333,101	42%	$323,465	41%	$320,367	41%
Commercial real estate	99,804	11	95,667	11	98,694	11	101,042	9	102,074	10
Total commercial	480,308	53	451,091	53	431,795	53	424,507	50	422,441	51
Consumer
Automobile	46,402	17	47,970	16	42,584	16	50,531	20	48,032	19
Home equity	64,900	15	65,474	15	69,866	15	76,482	17	78,102	17
Residential mortgage	35,559	12	33,398	12	36,510	12	42,392	12	40,842	12
RV and marine finance	4,022	2	5,311	3	4,289	3	—	—	—	—
Other consumer	41,389	1	35,169	1	31,854	1	29,152	1	24,302	1
Total consumer	192,272	47	187,322	47	185,103	47	198,557	50	191,278	49
Total allowance for loan and lease losses	672,580	100%	638,413	100%	616,898	100%	623,064	100%	613,719	100%
Allowance for unfunded loan commitments	91,838		97,879		88,433		73,748		75,325
Total allowance for credit losses	$764,418		$736,292		$705,331		$696,812		$689,044
Total allowance for loan and leases losses as % of:
Total loans and leases		1.00%		0.95%		0.93%		1.19%		1.19%
Nonaccrual loans and leases		168		151		153		135		123
Nonperforming assets		147		133		130		127		117
Total allowance for credit losses as % of:
Total loans and leases		1.14%		1.10%		1.06%		1.33%		1.34%
Nonaccrual loans and leases		190		174		174		151		138
Nonperforming assets		167		153		148		142		131

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2017 First Quarter versus 2016 Fourth Quarter
At March 31, 2017, the ALLL was $673 million, compared to $638 million at December 31, 2016. The $34 million, or 5%, increase in the ALLL is primarily driven by an increase in Criticized/Classified assets in the C&I portfolio, partially offset by improved delinquency performances in automobile, home equity, and RV and marine finance classes.
The ACL to total loans ratio of 1.14% at March 31, 2017, increased compared to 1.10% at December 31, 2016. Management believes the ratio is appropriate given the risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans. Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs
Any loan in any portfolio may be charged-off if a loss confirming event has occurred or in accordance with the policies described below, whichever is earlier. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency where that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs.
C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans, RV and marine finance and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

Table 10 - Quarterly Net Charge-off Analysis
(dollar amounts in thousands)
	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$8,096	$15,674	$19,225	$3,702	$6,514
Commercial real estate:
Construction	(3,137)	(1,332)	(271)	(377)	(104)
Commercial	895	(4,160)	(2,427)	(296)	(17,372)
Commercial real estate	(2,242)	(5,492)	(2,698)	(673)	(17,476)
Total commercial	5,854	10,182	16,527	3,029	(10,962)
Consumer:
Automobile	12,407	13,132	7,769	4,320	6,770
Home equity	1,662	1,621	2,624	1,078	3,681
Residential mortgage	2,595	1,673	1,728	776	1,647
RV and marine finance	2,363	2,182	106	—	—
Other consumer	14,557	14,734	11,311	7,552	7,416
Total consumer	33,584	33,342	23,538	13,726	19,514
Total net charge-offs	$39,438	$43,524	$40,065	$16,755	$8,552

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.12%	0.23%	0.31%	0.07%	0.13%
Commercial real estate:
Construction	(0.96)	(0.38)	(0.10)	(0.17)	(0.05)
Commercial	0.06	(0.29)	(0.19)	(0.03)	(1.62)
Commercial real estate	(0.12)	(0.30)	(0.17)	(0.05)	(1.34)
Total commercial	0.07	0.12	0.21	0.05	(0.17)
Consumer:
Automobile	0.45	0.48	0.27	0.17	0.28
Home equity	0.07	0.06	0.11	0.05	0.17
Residential mortgage	0.13	0.09	0.10	0.05	0.11
RV and marine finance	0.50	0.47	0.05	—	—
Other consumer	6.33	6.14	5.54	4.93	5.17
Total consumer	0.42	0.42	0.32	0.22	0.32
Net charge-offs as a % of average loans	0.24%	0.26%	0.26%	0.13%	0.07%
In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased based on the updated risk rating. In certain cases, the standard ALLL is determined to not be appropriate, and a specific reserve is established based on the projected cash flow or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds the estimated loss on the loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.
2017 First Quarter versus 2016 Fourth Quarter
NCOs were an annualized 0.24% of average loans and leases in the current quarter, a decrease from 0.26% in the 2016 fourth quarter, still below our long-term expectation of 0.35% - 0.55%. Commercial charge-offs were positively impacted by continued recoveries in both the C&I and CRE portfolio and broader continued successful workout strategies, while consumer charge-offs remain within our expected range and were relatively flat compared to the prior period. Given the low level of C&I and CRE NCO’s, we expect some volatility on a quarter-to-quarter comparison basis.

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
Interest Rate Risk
(This section should be read in conjunction with the “Market Risk” section of our 2016 Form 10-K for our on-going market risk management processes.)

Table 11 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-2.0%	-4.0%
March 31, 2017	-0.7%	3.0%	5.9%
December 31, 2016	-1.0%	2.7%	5.6%
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
Our NII at Risk is within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported shows that the balance sheet is asset sensitive at March 31, 2017, reflecting a slight increase from December 31, 2016.

Table 12 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-5.0%	-12.0%
March 31, 2017	-1.1%	3.0%	4.3%
December 31, 2016	-0.6%	0.9%	0.2%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which deposit costs reach zero percent.

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
At March 31, 2017, we had a total of $191 million of capitalized MSRs representing the right to service $19.1 billion in mortgage loans. Of this $191 million, $13 million was recorded using the fair value method and $178 million was recorded using the amortization method.
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
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section of our 2016 Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 95% of total deposits at March 31, 2017. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $15.1 billion as of March 31, 2017. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Please see the Liquidity Risk section in Item 1A of our 2016 Form 10-K for more details.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2017, these core deposits funded 73% of total assets (109% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $18 million and $23 million at March 31, 2017 and December 31, 2016, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 13 - Deposit Composition
(dollar amounts in millions)
	March 31,		December 31,		September 30,		June 30,		March 31,
	2017		2016		2016		2016		2016
By Type:
Demand deposits—noninterest-bearing	$21,489	28%	$22,836	30%	$23,426	30%	$16,324	30%	$16,571	30%
Demand deposits—interest-bearing	18,618	24	15,676	21	15,730	20	8,412	15	8,174	15
Money market deposits	18,664	24	18,407	24	18,604	24	19,480	34	19,844	35
Savings and other domestic deposits	12,043	16	11,975	16	12,418	16	5,341	10	5,423	10
Core certificates of deposit	2,188	3	2,535	3	2,724	4	1,866	4	2,123	4
Total core deposits:	73,002	95	71,429	94	72,902	94	51,423	93	52,135	94
Other domestic deposits of $250,000 or more	524	1	394	1	391	1	380	1	424	—
Brokered deposits and negotiable CDs	3,897	4	3,784	5	3,972	5	3,017	6	2,890	5
Deposits in foreign offices	—	—	—	—	140	—	223	—	180	—
Total deposits	$77,423	100%	$75,608	100%	$77,405	100%	$55,043	100%	$55,629	100%
Total core deposits:
Commercial	$32,963	45%	$31,887	45%	$32,936	45%	$24,308	47%	$24,543	47%
Consumer	40,039	55	39,542	55	39,966	55	27,115	53	27,592	53
Total core deposits	$73,002	100%	$71,429	100%	$72,902	100%	$51,423	100%	$52,135	100%

Table 14 - Federal Funds Purchased and Repurchase Agreements
(dollar amounts in millions)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$837	$1,248	$1,537	$149	$204
Federal Home Loan Bank advances	400	2,425	600	1,800	250
Other short-term borrowings	26	20	11	8	18
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.01%	0.17%	0.18%	0.05%	0.04%
Federal Home Loan Bank advances	0.73	0.16	0.40	0.42	0.41
Other short-term borrowings	1.54	2.28	3.03	4.19	2.13
Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,020	$1,444	$1,537	$258	$401
Federal Home Loan Bank advances	3,800	2,425	600	1,800	1,575
Other short-term borrowings	32	64	34	21	20
Average amount outstanding during the period

Federal Funds purchased and securities sold under agreements to repurchase	$702	$1,043	$618	$515	$582
Federal Home Loan Bank advances	3,069	1,557	668	504	553
Other short-term borrowings	21	28	20	13	9
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.02%	0.14%	0.07%	0.25%	0.18%
Federal Home Loan Bank advances	0.18	0.44	0.43	0.42	0.40
Other short-term borrowings	1.49	2.86	2.53	1.81	3.69
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $29.3 billion and $19.7 billion at March 31, 2017 and December 31, 2016, respectively.
During the first quarter, the Bank issued $1 billion of senior notes. For further information related to debt issuances, please see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.
At March 31, 2017, total wholesale funding was $15.0 billion, a decrease from $16.2 billion at December 31, 2016. The decrease from prior year-end primarily relates to a decrease in short-term borrowings.
Liquidity Coverage Ratio
On September 3, 2014, the U.S. banking regulators adopted a final LCR for internationally active banking organizations, generally those with $250 billion or more in total assets, and a Modified LCR rule for banking organizations, similar to Huntington, with $50 billion or more in total assets that are not internationally active banking organizations. The LCR is designed to promote the short-term resilience of the liquidity risk profile of banks to which it applies. The Modified LCR requires Huntington to maintain HQLA to meet its net cash outflows over a prospective 30 calendar-day period, which takes into account the potential impact of idiosyncratic and market-wide shocks. The Modified LCR transition period began on January 1, 2016, with Huntington required to maintain HQLA equal to 90 percent of the stated requirement. The ratio increased to 100 percent on January 1, 2017. At March 31, 2017, Huntington was in compliance with the Modified LCR requirement.
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
At both March 31, 2017 and December 31, 2016, the parent company had $1.8 billion in cash and cash equivalents.
On April 18, 2017, the board of directors declared a quarterly common stock cash dividend of $0.08 per common share. The dividend is payable on July 3, 2017, to shareholders of record on June 19, 2017. Based on the current quarterly dividend of $0.08 per common share, cash demands required for common stock dividends are estimated to be approximately $87 million per quarter. On April 18, 2017, the board of directors declared a quarterly Series A, Series B, Series C, and Series D Preferred Stock dividend payable on July 17, 2017 to shareholders of record on July 1, 2017. Based on the current dividend, cash demands required for Series A, Series B, Series C, and Series D Preferred Stock are estimated to be approximately $8 million, $0.3 million, $1.5 million, and $9 million per quarter, respectively.
During the first quarter, the Bank returned capital totaling $174 million to the holding company. The Bank declared a return of capital to the holding company of $225 million payable in the 2017 second quarter. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit (See Note 14), interest rate swaps (See Note 12), financial guarantees contained in standby letters-of-credit issued by the Bank (See Note 14), and commitments by the Bank to sell mortgage loans (See Note 14).

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
The FirstMerit integration was inherently large and complex. Our objective for managing execution risk was to minimize impacts to daily operations. We established an Integration Management Office led by senior management. Responsibilities included central management, reporting, and escalation of key integration deliverables. In addition, a board level Integration Governance Committee was established to assist in the oversight of the integration of people, systems, and processes of FirstMerit with Huntington. While the systems' conversion is now largely completed, continued oversight will occur until all converted systems are fully decommissioned.

The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.

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

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 15 - Regulatory Capital Data
(dollar amounts in millions)

		Basel III
		March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total risk-weighted assets	Consolidated	$77,559	$78,263	$80,513	$60,720	$59,798
	Bank	77,534	78,242	80,345	60,673	59,723
Common equity tier I risk-based capital	Consolidated	7,551	7,486	7,315	5,949	5,821
	Bank	8,146	8,153	8,019	5,578	5,518
Tier 1 risk-based capital	Consolidated	8,619	8,547	8,371	6,905	6,574
	Bank	9,015	9,086	8,661	6,221	5,672
Tier 2 risk-based capital	Consolidated	1,663	1,668	1,741	1,287	1,300
	Bank	1,745	1,732	1,600	1,331	1,119
Total risk-based capital	Consolidated	10,282	10,215	10,112	8,193	7,874
	Bank	10,760	10,818	10261	7,552	6,791
Tier 1 leverage ratio	Consolidated	8.76%	8.70%	9.89%	9.55%	9.29%
	Bank	9.18	9.29	8.61	8.61	8.02
Common equity tier I risk-based capital ratio	Consolidated	9.74	9.56	9.80	9.80	9.73
	Bank	10.51	10.42	9.19	9.19	9.24
Tier 1 risk-based capital ratio	Consolidated	11.11	10.92	10.40	11.37	10.99
	Bank	11.63	11.61	10.25	10.25	9.50
Total risk-based capital ratio	Consolidated	13.26	13.05	12.56	13.49	13.17
	Bank	13.88	13.83	12.45	12.45	11.37
At March 31, 2017, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
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
Shareholders’ equity totaled $10.4 billion at March 31, 2017, an increase of $0.1 billion when compared with December 31, 2016.
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

Fair Value
At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
We recently announced a change within our executive leadership team, which will become effective during the 2017 second quarter. As a result, management is currently evaluating the business segment structure which may impact how we monitor future results and assess performance.
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

Net Income by Business Segment
The segregation of net income by business segment for the three-month periods ending March 31, 2017 and March 31, 2016 is presented in the following table:

Table 16 - Net Income (Loss) by Business Segment
(dollar amounts in thousands)
	Three months ended March 31,
	2017	2016
Consumer and Business Banking	$87,691	$60,117
Commercial Banking	69,513	23,541
CREVF	58,912	51,578
RBHPCG	18,126	12,910
Home Lending	1,725	1,410
Treasury / Other	(27,873)	21,758
Net income	$208,094	$171,314
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the five business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.
Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and any investment security and trading asset gains or losses. Noninterest expense includes $73 million of FirstMerit acquisition-related expense in the current period, certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Consumer and Business Banking

Table 17 - Key Performance Indicators for Consumer and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2017	2016	Amount	Percent
Net interest income	$393,496	$264,529	$128,967	49%
Provision for credit losses	31,294	12,177	19,117	157
Noninterest income	146,790	120,257	26,533	22
Noninterest expense	374,083	280,121	93,962	34
Provision for income taxes	47,218	32,371	14,847	46
Net income	$87,691	$60,117	$27,574	46%
Number of employees (average full-time equivalent)	7,848	5,742	2,106	37%
Total average assets (in millions)	$21,707	$15,751	$5,956	38
Total average loans/leases (in millions)	17,611	13,614	3,997	29
Total average deposits (in millions)	44,636	30,834	13,802	45
Net interest margin	3.68%	3.54%	0.14%	4
NCOs	$22,649	$13,891	$8,758	63
NCOs as a % of average loans and leases	0.51%	0.41%	0.10%	24
2017 First Three Months vs. 2016 First Three Months
Consumer and Business Banking reported net income of $88 million in the first three-month period of 2017, an increase of $28 million, or 46%, compared to the year-ago period. Results were impacted by the FirstMerit acquisition. Segment net interest income increased $129 million, or 49%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $19 million, or 157%, driven by an increase in the allowance as well as increased NCOs. Noninterest income increased $27 million, or 22%, due to an increase in card and payment processing income and service charges on deposit accounts, which were driven by higher debit card-related transaction volumes and an increase in the number of households. In addition, SBA sales and servicing rights gains contributed to improved noninterest income. Noninterest expense increased $94 million, or 34%, due to an increase in personnel expense related to the addition of FirstMerit branches and colleagues, and an increase in allocated noninterest expense.

Commercial Banking

Table 18 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2017	2016	Amount	Percent
Net interest income	$174,563	$105,350	$69,213	66%
Provision for credit losses	22,137	35,054	(12,917)	(37)
Noninterest income	69,487	58,916	10,571	18
Noninterest expense	114,970	92,995	21,975	24
Provision for income taxes	37,430	12,676	24,754	195
Net income	$69,513	$23,541	$45,972	195%
Number of employees (average full-time equivalent)	1,459	1,215	244	20%
Total average assets (in millions)	$24,206	$17,313	$6,893	40
Total average loans/leases (in millions)	19,202	13,535	5,667	42
Total average deposits (in millions)	18,731	14,278	4,453	31
Net interest margin	3.42%	2.90%	0.52%	18
NCOs	$2,301	$17,108	$(14,807)	(87)
NCOs as a % of average loans and leases	0.05%	0.51%	(0.46)%	(90)
2017 First Three Months vs. 2016 First Three Months
Commercial Banking reported net income of $70 million in the first three-month period of 2017, an increase of $46 million, or 195%, compared to the year-ago period. Results were impacted by the FirstMerit acquisition. Segment net interest income increased $69 million, or 66%, primarily due to an increase in both average earning assets and deposits. In addition, the NIM increased 52 basis points as a result of the recapture of interest income on nonaccrual loans and a significant mix shift to lower cost deposits as well as the impact of purchase accounting. The provision for credit losses decreased $13 million, or 37%, primarily from a reduction in NCOs. Noninterest income increased $11 million, or 18%, primarily due to an increase in loan commitment, other fees and treasury management related revenue. Noninterest expense increased $22 million, or 24%, primarily due to an increase in personnel expense, allocated noninterest expense, and operating lease expense intangible amortization.

Commercial Real Estate and Vehicle Finance

Table 19 - Commercial Real Estate and Vehicle Finance
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2017	2016	Amount	Percent
Net interest income	$139,333	$95,597	$43,736	46%
Provision (reduction in allowance) for credit losses	9,549	(16,649)	26,198	N.R.
Noninterest income	11,209	7,311	3,898	53
Noninterest expense	50,359	40,206	10,153	25
Provision for income taxes	31,722	27,773	3,949	14
Net income	$58,912	$51,578	$7,334	14%
Number of employees (average full-time equivalent)	396	309	87	28%
Total average assets (in millions)	$23,715	$18,029	$5,686	32
Total average loans/leases (in millions)	22,620	17,022	5,598	33
Total average deposits (in millions)	1,800	1,637	163	10
Net interest margin	2.47%	2.21%	0.26%	12
NCOs	$12,901	$(21,054)	$33,955	N.R.
NCOs as a % of average loans and leases	0.23%	(0.49)%	0.72%	N.R.
N.R.—Not relevant.
2017 First Three Months vs. 2016 First Three Months
CREVF reported net income of $59 million in the first three-month period of 2017, an increase of $7 million, or 14%, compared to the year-ago period. Results were impacted by the FirstMerit acquisition as well as a higher provision for credit losses reflecting significant commercial real estate recoveries in the year ago quarter. Segment net interest income increased $44 million or 46%, due to both higher loan balances and a 26 basis point increase in the net interest margin reflecting the purchase accounting impact of the acquired loan portfolios. Noninterest income increased $4 million, or 53%, primarily due to an increase in unrealized gains on various equity investments associated with mezzanine lending related activities. Noninterest expense increased $10 million, or 25%, primarily due to an increase in personnel costs and other allocated costs attributed to higher production and portfolio balance levels.

Regional Banking and The Huntington Private Client Group

Table 20 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2017	2016	Amount	Percent
Net interest income	$46,649	$34,923	$11,726	34%
Provision (reduction in allowance) for credit losses	2,771	(725)	3,496	(482)
Noninterest income	36,170	24,717	11,453	46
Noninterest expense	52,162	40,503	11,659	29
Provision for income taxes	9,760	6,952	2,808	40
Net income	$18,126	$12,910	$5,216	40%
Number of employees (average full-time equivalent)	689	577	112	19%
Total average assets (in millions)	$5,230	$4,111	$1,119	27
Total average loans/leases (in millions)	4,640	3,821	819	21
Total average deposits (in millions)	5,918	4,719	1,199	25
Net interest margin	3.29%	2.98%	0.31%	10
NCOs	$783	$(2,549)	$3,332	N.R.
NCOs as a % of average loans and leases	0.07%	(0.27)%	0.34%	N.R.
Total assets under management (in billions)—eop (1)	$18.4	$16.9	$1.5	9
Total trust assets (in billions)—eop (1)	100.6	91.3	9.3	10
N.R.—Not relevant.
eop—End of Period.

(1)	Includes assets associated with FirstMerit.
2017 First Three Months vs. 2016 First Three Months
RBHPCG reported net income of $18 million in the first three-month period of 2017, an increase of $5 million, or 40%, compared to the year-ago period. Results were impacted by the FirstMerit acquisition. Net interest income increased $12 million, or 34%, due to an increase in average total loans and deposits combined with a 31 basis point increase in net interest margin driven by the impact of purchase accounting. The provision for credit losses increased $3 million, due to lower recoveries in the current period. Noninterest income increased $11 million, or 46%, primarily due to increased trust and investment management revenue related to the increase in trust assets and assets under management. Noninterest expense increased $12 million, or 29%, as a result of increased personnel expenses, amortization of intangibles, and allocated product costs resulting from the FirstMerit acquisition.

Home Lending

Table 21 - Key Performance Indicators for Home Lending
(dollar amounts in thousands unless otherwise noted)
	Three months ended March 31,		Change
	2017	2016	Amount	Percent
Net interest income	$15,215	$12,985	$2,230	17%
Provision (reduction in allowance) for credit losses	1,887	(2,274)	4,161	N.R.
Noninterest income	23,981	11,503	12,478	108
Noninterest expense	34,655	24,593	10,062	41
Provision for income taxes	929	759	170	22
Net income	$1,725	$1,410	$315	22
Number of employees (average full-time equivalent)	1,119	872	247	28%
Total average assets (in millions)	$3,447	$3,042	$405	13
Total average loans/leases (in millions)	2,822	2,533	289	11
Total average deposits (in millions)	579	308	271	88
Net interest margin	1.92%	1.83%	0.09%	5
NCOs	$802	$1,155	$(353)	(31)
NCOs as a % of average loans and leases	0.11%	0.18%	(0.07)%	(39)
Mortgage banking origination volume (in millions)	$1,266	$936	$330	35
2017 First Three Months vs. 2016 First Three Months
Home Lending reported net income of $2 million in the first three-month period of 2017, an increase compared to the year-ago period. Results were impacted by the FirstMerit acquisition. Net interest income increased $2 million, or 17%, which primarily reflects higher residential mortgage balances and lower funding costs. The provision for credit losses increased $4 million, primarily due to an increase in the allowance in the residential mortgage portfolio. Noninterest income increased by $12 million, or 108%, primarily due to favorable net MSR hedge-related activities and higher origination volume. Noninterest expense increased $10 million, or 41%, primarily due to higher personnel costs related to the FirstMerit acquisition, higher origination volume and higher allocated expenses.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the possibility that the anticipated benefits of the merger with FirstMerit Corporation are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we do business; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger with FirstMerit Corporation; our ability to complete the integration of FirstMerit Corporation successfully; and other factors that may affect our future results. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2016, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, http://www.huntington.com, under the heading “Publications and Filings” and in other documents we file with the SEC.
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

Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures where management believes it to be helpful in understanding Huntington’s results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein where applicable.
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

Risk Factors
Information on risk is discussed in the Risk Factors section included in Item 1A of our 2016 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.

Critical Accounting Policies and Use of Significant Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our December 31, 2016 Form 10-K, as supplemented by this report, lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
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
Our most significant accounting estimates relate to our ACL, valuation of financial instruments, contingent liabilities, income taxes, and deferred tax assets. These significant accounting estimates and their related application are discussed in our December 31, 2016 Form 10-K.

Recent Accounting Pronouncements and Developments
Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2017 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands, except number of shares)	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$1,308,813	$1,384,770
Interest-bearing deposits in banks	63,055	58,267
Trading account securities	97,785	133,295
Loans held for sale (includes $423,324 and $438,224 respectively, measured at fair value)(1)	518,238	512,951
Available-for-sale and other securities	16,173,605	15,562,837
Held-to-maturity securities	7,533,517	7,806,939
Loans and leases (includes $98,342 and $82,319 respectively, measured at fair value)(1)	67,098,269	66,961,996
Allowance for loan and lease losses	(672,580)	(638,413)
Net loans and leases	66,425,689	66,323,583
Bank owned life insurance	2,445,545	2,432,086
Premises and equipment	852,582	815,508
Goodwill	1,992,849	1,992,849
Other intangible assets	388,103	402,458
Servicing rights	227,678	225,578
Accrued income and other assets	2,018,047	2,062,976
Total assets	$100,045,506	$99,714,097
Liabilities and shareholders’ equity
Liabilities
Deposits	$77,422,510	$75,607,717
Short-term borrowings	1,263,430	3,692,654
Long-term debt	9,279,140	8,309,159
Accrued expenses and other liabilities	1,643,279	1,796,421
Total liabilities	89,608,359	89,405,951
Shareholders’ equity
Preferred stock	1,071,227	1,071,227
Common stock	10,900	10,886
Capital surplus	9,898,889	9,881,277
Less treasury shares, at cost	(26,765)	(27,384)
Accumulated other comprehensive loss	(390,860)	(401,016)
Retained (deficit) earnings	(126,244)	(226,844)
Total shareholders’ equity	10,437,147	10,308,146
Total liabilities and shareholders’ equity	$100,045,506	$99,714,097
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,089,986,453	1,088,641,251
Common shares outstanding	1,087,119,978	1,085,688,538
Treasury shares outstanding	2,866,475	2,952,713
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,705,571	2,702,571
Preferred shares outstanding	1,098,006	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 11.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
Interest and fee income:
Loans and leases	$675,934	$463,422
Available-for-sale and other securities
Taxable	76,109	39,614
Tax-exempt	18,862	13,019
Held-to-maturity securities—taxable	45,195	36,789
Other	4,260	4,407
Total interest income	820,360	557,251
Interest expense:
Deposits	34,790	23,018
Short-term borrowings	5,866	898
Federal Home Loan Bank advances	66	69
Subordinated notes and other long-term debt	49,663	30,200
Total interest expense	90,385	54,185
Net interest income	729,975	503,066
Provision for credit losses	67,638	27,582
Net interest income after provision for credit losses	662,337	475,484
Service charges on deposit accounts	83,420	70,262
Cards and payment processing income	47,169	36,447
Mortgage banking income	31,692	18,543
Trust and investment management services	33,869	22,838
Insurance income	15,264	16,225
Brokerage income	15,758	15,502
Capital markets fees	14,200	13,010
Bank owned life insurance income	17,542	13,513
Gain on sale of loans	12,822	5,395
Net gains on sales of securities	16	—
Impairment losses recognized in earnings on available-for-sale securities	(24)	—
Other noninterest income	40,735	30,132
Total noninterest income	312,463	241,867
Personnel costs	382,000	285,397
Outside data processing and other services	87,202	61,878
Equipment	46,700	32,576
Net occupancy	67,700	31,476
Professional services	18,295	13,538
Marketing	13,923	12,268
Deposit and other insurance expense	20,099	11,208
Amortization of intangibles	14,355	3,712
Other noninterest expense	57,148	39,027
Total noninterest expense	707,422	491,080
Income before income taxes	267,378	226,271
Provision for income taxes	59,284	54,957
Net income	208,094	171,314
Dividends on preferred shares	18,878	7,998
Net income applicable to common shares	$189,216	$163,316

Average common shares—basic	1,086,374	795,755
Average common shares—diluted	1,108,617	808,349
Per common share:
Net income—basic	$0.17	$0.21
Net income—diluted	0.17	0.20
Cash dividends declared	0.08	0.07
OTTI losses for the periods presented:
Total OTTI losses	$(26)	$(3,733)
Noncredit-related portion of loss recognized in OCI	2	3,733
Impairment losses recognized in earnings on available-for-sale securities	$(24)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2017	2016
Net income	$208,094	$171,314
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	524	(2,349)
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	9,998	51,551
Total unrealized gains (losses) on available-for-sale and other securities	10,522	49,202
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	(826)	8,829
Change in accumulated unrealized losses for pension and other post-retirement obligations	460	841
Other comprehensive income (loss), net of tax	10,156	58,872
Comprehensive income	$218,250	$230,186
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

							Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
(dollar amounts in thousands, except per share amounts)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock
	Amount	Shares	Amount		Shares	Amount			Total
Three months ended March 31, 2016
Balance, beginning of period	$386,291	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
Net income								171,314	171,314
Other comprehensive income (loss)							58,872		58,872
Net proceeds from issuance of Series D preferred stock	386,348								386,348
Cash dividends declared:
Common ($0.07 per share)								(55,774)	(55,774)
Preferred Series A ($21.25 per share)								(7,703)	(7,703)
Preferred Series B ($8.31 per share)								(295)	(295)
Recognition of the fair value of share-based compensation				11,268					11,268
Other share-based compensation activity		1,811	18	683				(1,166)	(465)
Other		—	—	10	(51)	(485)		(26)	(501)
Balance, end of period	$772,639	798,781	$7,988	$7,050,463	(2,092)	$(18,417)	$(167,286)	$(487,717)	$7,157,670

Three months ended March 31, 2017
Balance, beginning of period	$1,071,227	1,088,641	$10,886	$9,881,277	(2,953)	$(27,384)	$(401,016)	$(226,844)	$10,308,146
Net income								208,094	208,094
Other comprehensive income (loss)							10,156		10,156
Cash dividends declared:
Common ($0.08 per share)								(87,069)	(87,069)
Preferred Series A ($21.25 per share)								(7,703)	(7,703)
Preferred Series B ($9.31 per share)								(330)	(330)
Preferred Series C ($14.69 per share)								(1,469)	(1,469)
Preferred Series D ($15.63 per share)								(9,375)	(9,375)
Recognition of the fair value of share-based compensation				(1,885)					(1,885)
Other share-based compensation activity		1,338	13	19,089				(1,326)	17,776
Other		7	1	408	87	619		(222)	806
Balance, end of period	$1,071,227	1,089,986	$10,900	$9,898,889	(2,866)	$(26,765)	$(390,860)	$(126,244)	$10,437,147
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Operating activities
Net income	$208,094	$171,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	67,638	27,582
Depreciation and amortization	211,198	105,103
Share-based compensation expense	(1,885)	11,268
Net change in:
Trading account securities	35,510	(8,927)
Loans held for sale	23,544	(39,502)
Accrued income and other assets	54,010	(41,066)
Deferred income taxes	(20,271)	(4,366)
Accrued expense and other liabilities	(188,072)	(25,580)
Other, net	5,985	(4,036)
Net cash provided by (used for) operating activities	395,751	191,790
Investing activities
Change in interest bearing deposits in banks	16,876	(14,830)
Proceeds from:
Maturities and calls of available-for-sale and other securities	116,261	217,015
Maturities of held-to-maturity securities	279,077	210,606
Sales of available-for-sale and other securities	165,364	—
Purchases of available-for-sale and other securities	(887,880)	(691,607)
Purchases of held-to-maturity securities	(8,616)	—
Net proceeds from sales of portfolio loans	118,626	74,831
Net loan and lease activity, excluding sales and purchases	(437,084)	(714,140)
Purchases of premises and equipment	(55,485)	(12,157)
Proceeds from sales of other real estate	5,860	6,950
Purchases of loans and leases	(43,972)	(667,031)
Other, net	(6,094)	920
Net cash provided by (used for) investing activities	(737,067)	(1,589,443)
Financing activities
Increase (decrease) in deposits	1,814,793	363,177
Increase (decrease) in short-term borrowings	(2,433,055)	(147,339)
Net proceeds from issuance of long-term debt	1,029,231	1,024,068
Maturity/redemption of long-term debt	(47,434)	(195,475)
Dividends paid on preferred stock	(18,865)	(7,998)
Dividends paid on common stock	(87,015)	(56,195)
Proceeds from stock options exercised	4,822	1,126
Net proceeds from issuance of preferred stock	—	386,348
Other, net	2,882	(967)
Net cash provided by (used for) financing activities	265,359	1,366,745
Increase (decrease) in cash and cash equivalents	(75,957)	(30,908)
Cash and cash equivalents at beginning of period	1,384,770	847,156
Cash and cash equivalents at end of period	$1,308,813	$816,248

Supplemental disclosures:
Interest paid	$86,477	$41,398
Income taxes paid	1,059	1,051
Non-cash activities
Loans transferred to held-for-sale from portfolio	158,735	145,210
Loans transferred to portfolio from held-for-sale	168	9,259
Transfer of loans to OREO	10,271	6,468
See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2016 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
2. ACCOUNTING STANDARDS UPDATE
ASU 2014-09—Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management intends to adopt the new guidance on January 1, 2018 using the modified retrospective approach and is well into its outlined implementation plan. In this regard, management has completed a preliminary analysis that includes (a) identification of all revenue streams included in the financial statements; (b) determination of scope exclusions to identify ‘in-scope’ revenue streams; (c) determination of size, timing, and amount of revenue recognition for in-scope items; (d) determination of sample size of contracts for further analysis; and (e) completion of limited analysis on selected contracts to evaluate the potential impact of the new guidance. The key revenue streams identified include service charges, credit card and payment processing fees, trust services fees, insurance income, brokerage services, and mortgage banking income. The new guidance is not expected to have a significant impact on Huntington’s Unaudited Consolidated Financial Statements.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update make targeted improvements to GAAP including, but not limited to, requiring an entity to measure its equity investments with changes in the fair value recognized in the income statement; requiring an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (i.e., FVO liability); requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; assessing deferred tax assets related to a net unrealized loss on AFS securities in combination with the entity’s other deferred tax assets; and eliminating some of the disclosures required by the existing GAAP while requiring entities to present and disclose some additional information. The new guidance is effective for the fiscal period beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendment is not expected to have a material impact on Huntington's Unaudited Consolidated Financial Statements.
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
ASU 2016-05 - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This Update provides accounting clarification for changes in the counterparty to a derivative instrument that has been designated as a qualified hedging instrument. Specifically, a change in the derivative counterparty does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Update was adopted in the current reporting period and did not have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
ASU 2016-06 - Contingent Put and Call Options in Debt Instruments. This Update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt instruments. An entity performing the assessment set forth in this Update will be required to assess embedded call (put) options solely in accordance with the four-step decision sequence. The Update was adopted in the current reporting period and did not have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
ASU 2016-07 - Simplifying the Transition to the Equity Method of Accounting. This Update eliminates the requirement for the retrospective use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence of an investor. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method accounting. The Update was adopted in the current reporting period and did not have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
ASU 2016-13 - Financial Instruments - Credit Losses. The amendments in this Update eliminate the probable recognition threshold for credit losses on financial assets measured at amortized cost. The Update requires those financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this Update on Huntington's Unaudited Consolidated Financial Statements. Management has formed a working group comprised of teams from different disciplines including credit and finance. The working group is currently evaluating the requirements of the new standard and the impact it will have on our processes. The early stages of this evaluation include a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new impairment models may be required.
ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. Current guidance lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to several types of cash flows. The amendments in this Update are effective using a retrospective transition approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
ASU 2016-17 - Consolidation - Interests Held Through Related Parties that are Under Common Control. The Update amends the guidance included in ASU 2015-02, Consolidation: Amendments to Consolidation Analysis adopted by Huntington in 2016. The Update makes a narrow amendment and requires that a single decision maker should consider indirect economic interests in the entity held through related parties that are under common control on a proportionate basis when determining whether it is the primary beneficiary of that VIE. Prior to this amendment, indirect interests held through related parties that are under common control were to be considered equivalent of single decision maker’s direct interests in their entirety. The Update was adopted in the current reporting period and did not have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
ASU 2017-04 - Simplifying the Test for Goodwill Impairment. The Update simplifies the goodwill impairment test. Under the new guidance, Step 2 of the goodwill impairment process that requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities, is eliminated. Instead, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendment is not expected to have a material impact on Huntington's Unaudited Consolidated Financial Statements.
ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Periodic Postretirement Benefit Cost. The amendments in this Update require that an employer report the service cost component of the pension cost and postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net benefit cost should be presented in the income statement separately from the service cost component. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. This Update is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities. The Update amends the guidance related to amortization for certain callable debt securities held at a premium. The new guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities purchased at discount. The Update was adopted in the current reporting period and did not have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs and purchase accounting adjustments, which resulted in a net premium of $179 million and $120 million at March 31, 2017 and December 31, 2016, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2017 and December 31, 2016:

(dollar amounts in thousands)	March 31, 2017	December 31, 2016
Loans and leases:
Commercial and industrial	$28,175,924	$28,058,712
Commercial real estate	7,093,118	7,300,901
Automobile	11,155,094	10,968,782
Home equity	9,974,294	10,105,774
Residential mortgage	7,829,137	7,724,961
RV and marine finance	1,934,983	1,846,447
Other consumer	935,719	956,419
Loans and leases	67,098,269	66,961,996
Allowance for loan and lease losses	(672,580)	(638,413)
Net loans and leases	$66,425,689	$66,323,583

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for purchased credit impaired loans for the three-month period ended March 31, 2017: and 2016:

Three months ended March 31,
(dollar amounts in thousands)	2017
FirstMerit
Balance, beginning of period	$36,669
Accretion	(4,702)
Reclassification (to) from nonaccretable difference	5,405
Balance, end of period	$37,372
The following table reflects the ending and unpaid balances of the purchase credit impaired loans at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
FirstMerit
Commercial and industrial	$67,514	$97,946	$68,338	$100,031
Commercial real estate	22,597	38,045	34,042	56,320
Total	$90,111	$135,991	$102,380	$156,351

NALs and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.
The following table presents NALs by loan class at March 31, 2017 and December 31, 2016:

(dollar amounts in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial	$232,171	$234,184
Commercial real estate	13,889	20,508
Automobile	4,881	5,766
Home equity	69,575	71,798
Residential mortgage	80,686	90,502
RV and marine finance	106	245
Other consumer	2	—
Total nonaccrual loans	$401,310	$423,003
The following table presents an aging analysis of loans and leases, including past due loans, by loan class at March 31, 2017 and December 31, 2016: (1)

	March 31, 2017
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	$77,998	$11,428	$77,392	$166,818	$27,941,592	$67,514	$—	$28,175,924	$15,054	(2)
Commercial real estate	38,046	460	26,281	64,787	7,005,734	22,597	—	7,093,118	14,499
Automobile	70,564	15,517	8,331	94,412	11,058,889	—	1,793	11,155,094	8,123

Home equity	43,532	18,464	58,631	120,627	9,850,680	—	2,987	9,974,294	15,453
Residential mortgage	91,831	38,144	112,207	242,182	7,495,211	—	91,744	7,829,137	69,244	(3)
RV and marine finance	10,101	3,064	2,202	15,367	1,918,199	—	1,417	1,934,983	2,200
Other consumer	9,234	3,766	3,369	16,369	918,949	—	401	935,719	3,370
Total loans and leases	$341,306	$90,843	$288,413	$720,562	$66,189,254	$90,111	$98,342	$67,098,269	$127,943

	December 31, 2016
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	42,052	20,136	74,174	136,362	27,854,012	68,338	—	28,058,712	18,148	(2)
Commercial real estate	21,187	3,202	29,659	54,048	7,212,811	34,042	—	7,300,901	17,215
Automobile loans	76,283	17,188	10,442	103,913	10,862,715	—	2,154	10,968,782	10,182
Home equity	38,899	23,903	53,002	115,804	9,986,697	—	3,273	10,105,774	11,508
Residential mortgage	122,469	37,460	116,682	276,611	7,373,414	—	74,936	7,724,961	66,952	(3)
RV and marine finance	10,009	2,230	1,566	13,805	1,831,123	—	1,519	1,846,447	1,462
Other consumer	9,442	4,324	3,894	17,660	938,322	—	437	956,419	3,895
Total loans and leases	$320,341	$108,443	$289,419	$718,203	$66,059,094	$102,380	$82,319	$66,961,996	$129,362

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include loans guaranteed by government organizations.
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

In the case of more homogeneous portfolios, such as automobile loans, home equity loans, residential mortgage loans and RV and marine finance, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance, and this information is used to estimate expected losses over the emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required.
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
The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the ACL associated with loans sold or transferred to held for sale.
The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2017 and 2016:

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended March 31, 2017:
ALLL balance, beginning of period	$451,091	$187,322	$638,413
Loan charge-offs	(23,669)	(47,046)	(70,715)
Recoveries of loans previously charged-off	17,815	13,462	31,277
Provision (reduction in allowance) for loan and lease losses	35,145	38,534	73,679
Allowance for loans sold or transferred to loans held for sale	(74)	—	(74)
ALLL balance, end of period	$480,308	$192,272	$672,580
AULC balance, beginning of period	$86,543	$11,336	$97,879
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	2,356	(8,397)	(6,041)
AULC balance, end of period	$88,899	$2,939	$91,838
ACL balance, end of period	$569,207	$195,211	$764,418

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended March 31, 2016:
ALLL balance, beginning of period	$398,753	$199,090	$597,843
Loan charge-offs	(28,949)	(30,743)	(59,692)
Recoveries of loans previously charged-off	39,911	11,229	51,140
Provision for (reduction in allowance) loan and lease losses	12,726	11,612	24,338
Allowance for loans sold or transferred to loans held for sale	—	90	90
ALLL balance, end of period	$422,441	$191,278	$613,719
AULC balance, beginning of period	$63,448	$8,633	$72,081
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	2,424	820	3,244
AULC balance, end of period	$65,872	$9,453	$75,325
ACL balance, end of period	$488,313	$200,731	$689,044
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
For all classes within the consumer loan portfolios, each loan is assigned a specific PD factor that is partially based on the borrower’s most recent credit bureau score, which we update quarterly. A credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following table presents each loan and lease class by credit quality indicator at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$26,216,400	$808,467	$1,131,835	$19,222	$28,175,924
Commercial real estate	6,867,440	120,212	103,983	1,483	7,093,118

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Consumer
Automobile	$5,445,124	$4,254,397	$1,172,859	$280,921	$11,153,301
Home equity	6,131,710	2,924,593	631,268	283,736	9,971,307
Residential mortgage	4,643,664	2,406,782	611,675	75,272	7,737,393
RV and marine finance	1,179,561	699,701	16,202	38,102	1,933,566
Other consumer	333,683	440,599	142,515	18,521	935,318

	December 31, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$26,211,885	$810,287	$1,028,819	$7,721	$28,058,712
Commercial real estate	7,042,304	96,975	159,098	2,524	7,300,901

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Consumer
Automobile	$5,369,085	$4,043,611	$1,298,460	$255,472	$10,966,628
Home equity	6,280,328	2,891,330	637,560	293,283	10,102,501
Residential mortgage	4,662,777	2,285,121	615,067	87,060	7,650,025
RV and marine finance	1,064,143	644,039	72,995	63,751	1,844,928
Other consumer	346,867	455,959	133,243	19,913	955,982

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects most recent customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
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
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2017 and December 31, 2016:

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at March 31, 2017:
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$24,519	$11,888	$36,407
Attributable to loans collectively evaluated for impairment	455,789	180,384	636,173
Total ALLL balance	$480,308	$192,272	$672,580
Loan and Lease Ending Balances at March 31, 2017: (1)
Portion of loan and lease ending balance:
Purchased credit-impaired loans	$90,111	$—	$90,111
Individually evaluated for impairment	425,793	457,790	883,583
Collectively evaluated for impairment	34,753,138	31,273,095	66,026,233
Total loans and leases evaluated for impairment	$35,269,042	$31,730,885	$66,999,927

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at December 31, 2016
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$10,525	$11,021	$21,546
Attributable to loans collectively evaluated for impairment	440,566	176,301	616,867
Total ALLL balance:	$451,091	$187,322	$638,413
Loan and Lease Ending Balances at December 31, 2016 (1)
Portion of loan and lease ending balances:
Purchased credit-impaired loans	$102,380	$—	$102,380
Individually evaluated for impairment	415,624	457,890	873,514
Collectively evaluated for impairment	34,841,609	31,062,174	65,903,783
Total loans and leases evaluated for impairment	$35,359,613	$31,520,064	$66,879,677

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases and purchased credit-impaired loans: (1), (2)

	March 31, 2017			Three months ended March 31,
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$250,789	$290,673	$—	$275,409	$4,500
Commercial real estate	86,621	117,745	—	85,829	2,000
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	—	—
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial (3)	278,368	306,613	33,678	334,179	1,906
Commercial real estate (4)	41,416	49,444	2,810	69,094	467
Automobile	32,731	32,942	2,004	31,846	534
Home equity (6)	326,755	360,622	16,232	323,079	3,949
Residential mortgage (6) (7)	349,527	383,685	14,217	338,640	3,110
RV and marine finance	687	710	26	343	11
Other consumer	4,245	4,245	248	4,071	57

Total
Commercial and industrial	529,157	597,286	33,678	609,588	6,406
Commercial real estate	128,037	167,189	2,810	154,923	2,467
Automobile	32,731	32,942	2,004	31,846	534
Home equity	326,755	360,622	16,232	323,079	3,949
Residential mortgage	349,527	383,685	14,217	338,640	3,110
RV and marine finance	687	710	26	343	11
Other consumer	4,245	4,245	248	4,071	57

	December 31, 2016			Three months ended March 31,
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$299,606	$358,712	$—	$261,144	$1,233
Commercial real estate	88,817	126,152	—	71,807	1,616
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	1,473	2
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	45	102

With an allowance recorded:
Commercial and industrial (3)	406,243	448,121	22,259	264,084	3,086
Commercial real estate (4)	97,238	107,512	3,434	79,857	758
Automobile	30,961	31,298	1,850	32,284	578
Home equity (6)	319,404	352,722	15,032	250,016	2,968
Residential mortgage (6) (7)	327,753	363,099	12,849	362,280	3,036
RV and marine finance	—	—	—	—	—
Other consumer	3,897	3,897	260	4,799	66

Total
Commercial and industrial	705,849	806,833	22,259	525,228	4,319
Commercial real estate	186,055	233,664	3,434	151,664	2,374
Automobile	30,961	31,298	1,850	32,284	578
Home equity	319,404	352,722	15,032	250,016	2,968
Residential mortgage	327,753	363,099	12,849	363,753	3,038
RV and marine finance	—	—	—	—	—
Other consumer	3,897	3,897	260	4,844	168

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)
At March 31, 2017 and December 31, 2016, commercial and industrial loans with an allowance recorded of $117 million and $293 million, respectively, were considered impaired due to their status as a TDR.

(4)	At March 31, 2017 and December 31, 2016, commercial real estate loans with an allowance recorded of $24 million and $81 million, respectively, were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)	Includes home equity and residential mortgages considered to be collateral dependent as well as home equity and mortgage loans considered impaired due to their status as a TDR.

(7)	At March 31, 2017 and December 31, 2016, residential mortgage loans with an allowance recorded of $30 million and $29 million, respectively, were guaranteed by the U.S. government.
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

The following table presents by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2017 an 2016:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	March 31, 2017			March 31, 2016
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
Commercial and industrial:
Interest rate reduction	1	$19	$6	1	$17	$(1)
Amortization or maturity date change	236	112,425	(1,002)	184	122,658	572
Other	3	160	(27)	8	858	(4)
Total Commercial and industrial	240	112,604	(1,023)	193	123,533	567
Commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	24	31,263	(388)	24	33,795	(559)
Other	—	—	—	2	263	16
Total commercial real estate:	24	31,263	(388)	26	34,058	(543)
Automobile:
Interest rate reduction	14	178	5	4	42	2
Amortization or maturity date change	477	4,301	111	421	3,901	220
Chapter 7 bankruptcy	240	1,822	29	317	2,562	115
Other	—	—	—	—	—	—
Total Automobile	731	6,301	145	742	6,505	337
Home equity:
Interest rate reduction	8	562	7	20	1,384	67
Amortization or maturity date change	106	5,496	(674)	229	11,890	(1,282)
Chapter 7 bankruptcy	87	3,619	1,038	99	3,597	733
Other	58	3,729	(326)	—	—	—
Total Home equity	259	13,406	45	348	16,871	(482)
Residential mortgage:
Interest rate reduction	2	110	(9)	5	657	(32)
Amortization or maturity date change	99	11,071	(258)	92	10,759	(577)
Chapter 7 bankruptcy	24	2,691	(136)	17	1,505	70
Other	16	1,920	14	—	—	—
Total Residential mortgage	141	15,792	(389)	114	12,921	(539)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	14	476	12	—	—	—
Chapter 7 bankruptcy	15	210	4	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	29	686	16	—	—	—

Other consumer:
Interest rate reduction	1	78	2	—	—	—
Amortization or maturity date change	2	267	7	4	555	24
Chapter 7 bankruptcy	1	4	—	7	66	7
Other	—	—	—	—	—	—
Total Other consumer	4	349	9	11	621	31
Total new troubled debt restructurings	1,428	$180,401	$(1,585)	1,434	$194,509	$(629)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.
Pledged Loans and Leases

At March 31, 2017, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of March 31, 2017, these borrowings and advances are secured by $29.3 billion of loans and securities.
On March 31, 2015, Huntington completed its acquisition of Macquarie Equipment Finance, which we have re-branded Huntington Technology Finance. Huntington assumed debt associated with a related securitization. As of March 31, 2017, the debt is secured by $55 million of leases held by the trust.
4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities of available-for-sale and other securities at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$6,379	$6,383	$4,978	$4,988
After 1 year through 5 years	502	507	502	509
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total U.S. Treasury	6,881	6,890	5,480	5,497
Federal agencies: mortgage-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	41,925	41,995	46,591	46,762
After 5 years through 10 years	273,555	274,738	173,941	176,404
After 10 years	11,099,533	10,905,134	10,630,929	10,450,176
Total Federal agencies: mortgage-backed securities	11,415,013	11,221,867	10,851,461	10,673,342
Other agencies:
1 year or less	4,354	4,417	4,302	4,367
After 1 year through 5 years	9,503	9,690	5,092	5,247
After 5 years through 10 years	75,673	75,736	63,618	63,928
After 10 years	—	—	—	—
Total other agencies	89,530	89,843	73,012	73,542

Total U.S. Treasury, Federal agency, and other agency securities	11,511,424	11,318,600	10,929,953	10,752,381
Municipal securities:
1 year or less	180,536	178,416	169,636	166,887
After 1 year through 5 years	951,261	953,776	933,893	933,903
After 5 years through 10 years	1,481,804	1,493,797	1,463,459	1,464,583
After 10 years	689,993	691,165	693,440	684,684
Total municipal securities	3,303,594	3,317,154	3,260,428	3,250,057
Asset-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	88,216	88,681	80,700	80,560
After 5 years through 10 years	168,634	170,102	223,352	224,565
After 10 years	537,534	508,154	520,072	488,356
Total asset-backed securities	794,384	766,937	824,124	793,481
Corporate debt:
1 year or less	59,021	59,429	43,223	43,603
After 1 year through 5 years	64,529	66,027	78,430	80,196
After 5 years through 10 years	34,681	35,362	32,523	32,865
After 10 years	36,098	37,863	40,361	42,019
Total corporate debt	194,329	198,681	194,537	198,683
Other:
1 year or less	1,652	1,652	1,650	1,650
After 1 year through 5 years	2,300	2,275	2,302	2,283
After 5 years through 10 years	—	—	—	—
After 10 years	46	46	10	10
Nonmarketable equity securities	552,628	552,628	547,704	547,704
Mutual funds	14,331	14,331	15,286	15,286
Marketable equity securities	861	1,301	861	1,302
Total other	571,818	572,233	567,813	568,235
Total available-for-sale and other securities	$16,375,549	$16,173,605	$15,776,855	$15,562,837
Other securities at March 31, 2017 and December 31, 2016 include nonmarketable equity securities of $249 million and $249 million of stock issued by the FHLB and $303 million and $299 million of Federal Reserve Bank stock, respectively. Non-marketable equity securities are recorded at amortized cost. Other securities also include Mutual funds and marketable equity securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at March 31, 2017 and December 31, 2016:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2017
U.S. Treasury	$6,881	$9	$—	$6,890
Federal agencies:
Mortgage-backed securities	11,415,013	10,882	(204,028)	11,221,867
Other agencies	89,530	356	(43)	89,843
Total U.S. Treasury, Federal agency securities	11,511,424	11,247	(204,071)	11,318,600
Municipal securities	3,303,594	39,687	(26,127)	3,317,154
Asset-backed securities	794,384	2,225	(29,672)	766,937
Corporate debt	194,329	4,357	(5)	198,681
Other securities	571,818	441	(26)	572,233
Total available-for-sale and other securities	$16,375,549	$57,957	$(259,901)	$16,173,605

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
U.S. Treasury	$5,480	$17	$—	$5,497
Federal agencies:
Mortgage-backed securities	10,851,461	12,548	(190,667)	10,673,342
Other agencies	73,012	536	(6)	73,542
Total U.S. Treasury, Federal agency securities	10,929,953	13,101	(190,673)	10,752,381
Municipal securities	3,260,428	28,431	(38,802)	3,250,057
Asset-backed securities	824,124	1,492	(32,135)	793,481
Corporate debt	194,537	4,161	(15)	198,683
Other securities	567,813	441	(19)	568,235
Total available-for-sale and other securities	$15,776,855	$47,626	$(261,644)	$15,562,837
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2017 and December 31, 2016:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Federal agencies:
Mortgage-backed securities	$9,846,004	$(202,610)	$40,432	$(1,418)	$9,886,436	$(204,028)
Other agencies	25,475	(43)	—	—	25,475	(43)
Total Federal agency securities	9,871,479	(202,653)	40,432	(1,418)	9,911,911	(204,071)
Municipal securities	859,848	(19,825)	257,829	(6,302)	1,117,677	(26,127)
Asset-backed securities	260,870	(2,268)	201,436	(27,404)	462,306	(29,672)
Corporate debt	694	(5)	200	—	894	(5)
Other securities	785	(15)	1,489	(11)	2,274	(26)
Total temporarily impaired securities	$10,993,676	$(224,766)	$501,386	$(35,135)	$11,495,062	$(259,901)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$8,908,470	$(189,318)	$41,706	$(1,349)	$8,950,176	$(190,667)
Other agencies	924	(6)	—	—	924	(6)
Total Federal agency securities	8,909,394	(189,324)	41,706	(1,349)	8,951,100	(190,673)
Municipal securities	1,412,152	(29,175)	272,292	(9,627)	1,684,444	(38,802)
Asset-backed securities	361,185	(3,043)	178,924	(29,092)	540,109	(32,135)
Corporate debt	3,567	(15)	200	—	3,767	(15)
Other securities	790	(11)	1,492	(8)	2,282	(19)
Total temporarily impaired securities	$10,687,088	$(221,568)	$494,614	$(40,076)	$11,181,702	$(261,644)
At March 31, 2017, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $5.2 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at March 31, 2017.
The following table is a summary of realized securities gains and losses for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Gross gains on sales of securities	$545	$—
Gross (losses) on sales of securities	(553)	—
Net gain on sales of securities	$(8)	$—

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

The following table summarizes the relevant characteristics of the Company's CDO securities portfolio, which are included in asset-backed securities, at March 31, 2017. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.
Collateralized Debt Obligation Securities
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
ICONS	$18,594	$18,594	$15,416	$(3,178)	BB	19/21	7	13	55
MM Comm III	4,573	4,369	3,625	(744)	BB+	5/8	5	6	39
Pre TSL IX (1)	5,000	3,955	3,285	(670)	C	27/37	16	8	10
Pre TSL XI (1)	25,000	19,413	15,923	(3,490)	C	43/53	14	8	14
Reg Diversified (1)	25,500	4,195	1,832	(2,363)	D	20/36	33	8	—
Tropic III	31,000	31,000	19,411	(11,589)	BB	27/36	16	7	42
Total at March 31, 2017	$109,667	$81,526	$59,492	$(22,034)
Total at December 31, 2016	$137,197	$101,210	$76,003	$(25,207)

(1)	Security was determined to have OTTI. As such, the amortized cost is net of recorded credit impairment.

(2)	The majority of securities have been in a continuous loss position for 12 months or longer.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

For the three-month periods ended March 31, 2017 and 2016, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Available-for-sale and other securities:
Collateralized Debt Obligations	$—	$—
Municipal Securities	24	—
Total available-for-sale and other securities	$24	$—

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month periods ended March 31, 2017 and 2016 as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2017	2016
Balance, beginning of period	$11,796	$18,368
Reductions from sales	(4,558)	—
Additional credit losses	24	—
Balance, end of period	$7,262	$18,368
5. HELD-TO-MATURITY SECURITIES
These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
Listed below are the contractual maturities of held-to-maturity securities at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	59,710	59,420	41,261	40,791
After 10 years	6,887,466	6,857,540	7,157,083	7,139,943
Total Federal agencies: mortgage-backed securities	6,947,176	6,916,960	7,198,344	7,180,734
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	382,617	383,290	398,341	399,452
After 10 years	197,714	195,990	204,083	201,180
Total other agencies	580,331	579,280	602,424	600,632
Total U.S. Government backed agencies	7,527,507	7,496,240	7,800,768	7,781,366
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	6,010	5,862	6,171	5,902
Total municipal securities	6,010	5,862	6,171	5,902
Total held-to-maturity securities	$7,533,517	$7,502,102	$7,806,939	$7,787,268
The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at March 31, 2017 and December 31, 2016:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2017
Federal agencies:
Mortgage-backed securities	$6,947,176	$11,534	$(41,750)	$6,916,960
Other agencies	580,331	1,886	(2,937)	579,280
Total U.S. Government backed agencies	7,527,507	13,420	(44,687)	7,496,240
Municipal securities	6,010	—	(148)	5,862
Total held-to-maturity securities	$7,533,517	$13,420	$(44,835)	$7,502,102

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
Federal agencies:
Mortgage-backed securities	$7,198,344	$20,883	$(38,493)	$7,180,734
Other agencies	602,424	1,690	(3,482)	600,632
Total U.S. Government backed agencies	7,800,768	22,573	(41,975)	7,781,366
Municipal securities	6,171	—	(269)	5,902
Total held-to-maturity securities	$7,806,939	$22,573	$(42,244)	$7,787,268
The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2017 and December 31, 2016:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Federal agencies:
Mortgage-backed securities	$4,852,958	$(35,507)	$169,422	$(6,243)	$5,022,380	$(41,750)
Other agencies	412,793	(2,937)	—	—	412,793	(2,937)
Total U.S. Government backed securities	5,265,751	(38,444)	169,422	(6,243)	5,435,173	(44,687)
Municipal securities	5,862	(148)	—	—	5,862	(148)
Total temporarily impaired securities	$5,271,613	$(38,592)	$169,422	$(6,243)	$5,441,035	$(44,835)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$2,855,360	$(31,470)	$186,226	$(7,023)	$3,041,586	$(38,493)
Other agencies	413,207	(3,482)	—	—	413,207	(3,482)
Total U.S. Government backed securities	3,268,567	(34,952)	186,226	(7,023)	3,454,793	(41,975)
Municipal securities	5,902	(269)	—	—	5,902	(269)
Total temporarily impaired securities	$3,274,469	$(35,221)	$186,226	$(7,023)	$3,460,695	$(42,244)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of March 31, 2017, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
6. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Residential mortgage loans sold with servicing retained	$845,415	$632,466
Pretax gains resulting from above loan sales (1)	22,190	14,113

(1)	Recorded in mortgage banking income.
A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs. Subsequent to the initial recognition, MSRs may be measured using either the fair value method or the amortization method. The election of the fair value method or amortization method is made at the time each servicing class is established. Subsequently, servicing rights are accounted for based on the methodology chosen for each respective servicing class. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month periods ended March 31, 2017 and 2016:

Fair Value Method:	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Fair value, beginning of period	$13,747	$17,585
Change in fair value during the period due to:
Time decay (1)	(231)	(273)
Payoffs (2)	(364)	(504)
Changes in valuation inputs or assumptions (3)	155	(1,989)
Fair value, end of period:	$13,307	$14,819
Weighted-average life (years)	5.6	5.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Carrying value, beginning of period	$172,466	$143,133
New servicing assets created	9,635	6,109
Impairment (charge) / recovery	1,800	(16,340)
Amortization and other	(6,089)	(5,627)
Carrying value, end of period	$177,812	$127,275
Fair value, end of period	$178,581	$127,516
Weighted-average life (years)	7.1	6.5
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2017 and December 31, 2016, to changes in these assumptions follows:

	March 31, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.90%	$(522)	$(1,007)	10.90%	$(501)	$(970)
Spread over forward interest rate swap rates	839 bps	(411)	(798)	536 bps	(454)	(879)
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2017 and December 31, 2016, to changes in these assumptions follows:

	March 31, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.10%	$(4,756)	$(9,242)	7.80%	$(4,510)	$(8,763)
Spread over forward interest rate swap rates	1,064 bps	(5,518)	(10,692)	1,173 bps	(5,259)	(10,195)
Total servicing, late and other ancillary fees included in mortgage banking income amounted to $14 million and $12 million for the three-month periods ended March 31, 2017 and 2016, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $19.1 billion and $18.9 billion at March 31, 2017 and December 31, 2016, respectively.
Automobile Loans
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
Changes in the carrying value of automobile loan servicing rights for the three-month periods ended March 31, 2017 and 2016, and the fair value at the end of each period were as follows:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Carrying value, beginning of period	$18,285	$8,771
New servicing assets created	—	—
Amortization and other	(3,126)	(1,742)
Carrying value, end of period	$15,159	$7,029
Fair value, end of period	$15,278	$7,250
Weighted-average life (years)	4.0	3.3
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at March 31, 2017 and December 31, 2016 follows:

	March 31, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	19.95%	$(877)	$(1,695)	19.98%	$(1,047)	$(2,026)
Spread over forward interest rate swap rates	500 bps	(22)	(45)	500 bps	(26)	(53)

Servicing income amounted to $5 million and $3 million for the three-month periods ending March 31, 2017, and 2016, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.5 billion and $1.7 billion at March 31, 2017 and December 31, 2016, respectively.
Small Business Administration (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
SBA loans sold with servicing retained	$77,672	$45,889
Pretax gains resulting from above loan sales (1)	5,818	3,521

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the three-month periods ended March 31, 2017 and 2016, and the fair value at the end of each period were as follows:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Carrying value, beginning of period	$21,080	$19,747
New servicing assets created	1,475	1,511
Amortization and other	(1,156)	(1,733)
Carrying value, end of period	$21,399	$19,525
Fair value, end of period	$25,857	$23,048
Weighted-average life (years)	3.3	3.3
A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at March 31, 2017 and December 31, 2016 follows:

	March 31, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.40%	$(346)	$(687)	7.40%	$(324)	$(644)
Discount rate	15.00	(696)	(1,363)	15.00	(1,270)	(1,870)
Servicing income amounted to $3 million and $2 million for the three-month periods ending March 31, 2017, and 2016, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.2 billion and $1.1 billion at March 31, 2017 and December 31, 2016, respectively.

7. LONG-TERM DEBT
In March 2017, the Bank issued $0.7 billion of senior notes at 99.994% of face value. The senior notes mature on March 10, 2020 and have a fixed coupon rate of 2.375%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. Also, in March 2017, the Bank issued $0.3 billion of senior notes at 100% of face value. The senior notes mature on March 10, 2020 and have a variable coupon rate of three month LIBOR + 51 basis points.
8. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month periods ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31, 2017
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$810	$(286)	$524
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	8,996	(2,795)	6,201
Less: Reclassification adjustment for net losses (gains) included in net income	5,874	(2,077)	3,797
Net change in unrealized holding gains (losses) on available-for-sale debt securities	15,680	(5,158)	10,522
Net change in unrealized holding gains (losses) on available-for-sale equity securities	—	—	—
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(1,831)	641	(1,190)
Less: Reclassification adjustment for net (gains) losses included in net income	560	(196)	364
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(1,271)	445	(826)
Net change in pension and other post-retirement obligations	708	(248)	460
Total other comprehensive income (loss)	$15,117	$(4,961)	$10,156

	Three Months Ended March 31, 2016
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(3,634)	$1,285	$(2,349)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	80,468	(28,685)	51,783
Less: Reclassification adjustment for net losses (gains) included in net income	(464)	164	(300)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	76,370	(27,236)	49,134
Net change in unrealized holding gains (losses) on available-for-sale equity securities	104	(36)	68
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	14,229	(4,980)	9,249
Less: Reclassification adjustment for net (gains) losses included in net income	(644)	224	(420)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	13,585	(4,756)	8,829
Net change in pension and other post-retirement obligations	1,293	(452)	841
Total other comprehensive income (loss)	$91,352	$(32,480)	$58,872

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2017 and 2016:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2015	$8,361	$176	$(3,948)	$(230,747)	$(226,158)
Other comprehensive income before reclassifications	49,434	68	9,249	—	58,751
Amounts reclassified from accumulated OCI to earnings	(300)	—	(420)	841	121
Period change	49,134	68	8,829	841	58,872
March 31, 2016	$57,495	$244	$4,881	$(229,906)	$(167,286)

December 31, 2016	$(192,764)	$287	$(2,634)	$(205,905)	$(401,016)
Other comprehensive income before reclassifications	6,725	—	(1,190)	—	5,535
Amounts reclassified from accumulated OCI to earnings	3,797	—	364	460	4,621
Period change	10,522	—	(826)	460	10,156
March 31, 2017	$(182,242)	$287	$(3,460)	$(205,445)	$(390,860)

(1)
Amounts at March 31, 2017 and December 31, 2016 include $81 million and $82 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in thousands)	March 31, 2017	March 31, 2016
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(3,606)	$464	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(2,244)	—	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(24)	—	Noninterest income - net gains (losses) on sale of securities
	(5,874)	464	Total before tax
	2,077	(164)	Tax (expense) benefit
	$(3,797)	$300	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$(560)	$645	Interest income - loans and leases
Interest rate contracts	—	(1)	Noninterest income - other income
	(560)	644	Total before tax
	196	(224)	Tax (expense) benefit
	$(364)	$420	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,200)	$(1,785)	Noninterest expense - personnel costs
Prior service credit	492	492	Noninterest expense - personnel costs
	(708)	(1,293)	Total before tax
	248	452	Tax (expense) benefit
	$(460)	$(841)	Net of tax

9. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
(dollar amounts in thousands, except per share amounts)	2017	2016
Basic earnings per common share:
Net income	$208,094	$171,314
Preferred stock dividends	(18,878)	(7,998)
Net income available to common shareholders	$189,216	$163,316
Average common shares issued and outstanding	1,086,374	795,755
Basic earnings per common share	$0.17	$0.21
Diluted earnings per common share:
Net income available to common shareholders	$189,216	$163,316
Effect of assumed preferred stock conversion	—	—
Net income applicable to diluted earnings per share	$189,216	$163,316
Average common shares issued and outstanding	1,086,374	795,755
Dilutive potential common shares:
Stock options and restricted stock units and awards	19,139	10,385
Shares held in deferred compensation plans	2,953	2,075
Other	151	134
Dilutive potential common shares:	22,243	12,594
Total diluted average common shares issued and outstanding	1,108,617	808,349
Diluted earnings per common share	$0.17	$0.20
For the three-month periods ended March 31, 2017 and 2016, approximately 0.9 million and 3.5 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.
10. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2017.
In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For additional information on benefit plans, see the Benefit Plan footnote in our 2016 Form 10-K.
As part of the FirstMerit acquisition, Huntington agreed to assume and honor all FirstMerit benefit plans. The FirstMerit Pension Plan was frozen for nonvested employees and closed to new entrants after December 31, 2006. Effective December 31, 2012, the FirstMerit Pension Plan was frozen for vested employees. Additionally, FirstMerit had a post-retirement benefit plan which provided medical and life insurance for retired employees.
The following table shows the components of net periodic (benefit) cost for all plans:

	Pension Benefits			Post Retirement Benefits
	Three Months Ended March 31,			Three Months Ended March 31,
(dollar amounts in thousands)	2017		2016	2017		2016
Service cost	$640		$1,025	$22		$—
Interest cost	7,477		6,748	99		55
Expected return on plan assets	(13,803)		(10,223)	—		—
Amortization of prior service cost	—		—	(492)		(492)
Amortization of (gain) loss	1,747		1,864	(55)		(72)
Settlements	2,500		3,400	—		—
Net periodic (benefit) cost	$(1,439)	(1)	$2,814	$(426)	(1)	$(509)

(1)	Includes expense associated with FirstMerit plans.
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the defined contribution plan. For 2016, a discretionary profit-sharing contribution equal to 1% of eligible participants’ 2016 base pay was awarded during the 2017 first quarter. Huntington's expense related to the defined contribution plans during the first quarter 2017 and 2016 was $11 million and $8 million, respectively.

11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 17 “Fair Value of Assets and Liabilities” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2017 and 2016.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2017
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$423,324	$—	$—	$423,324
Loans held for investment	—	54,123	44,219	—	98,342
Trading account securities:
Municipal securities	—	3,434	—	—	3,434
Other securities	94,201	150	—	—	94,351
	94,201	3,584	—	—	97,785
Available-for-sale and other securities:
U.S. Treasury securities	6,890	—	—	—	6,890
Federal agencies: Mortgage-backed	—	11,221,867	—	—	11,221,867
Federal agencies: Other agencies	—	89,843	—	—	89,843
Municipal securities	—	449,502	2,867,652	—	3,317,154
Asset-backed securities	—	707,445	59,492	—	766,937
Corporate debt	—	198,681	—	—	198,681
Other securities	15,632	3,973	—	—	19,605
	22,522	12,671,311	2,927,144	—	15,620,977
MSRs	—	—	13,307	—	13,307
Derivative assets	—	342,584	9,439	(173,603)	178,420
Liabilities
Derivative liabilities	—	322,999	6,745	(246,192)	83,552
Short-term borrowings	1,420	—	—	—	1,420

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$438,224	$—	$—	$438,224
Loans held for investment	—	34,439	47,880	—	82,319
Trading account securities:
Municipal securities	—	1,148	—	—	1,148
Other securities	132,147	—	—	—	132,147
	132,147	1,148	—	—	133,295
Available-for-sale and other securities:
U.S. Treasury securities	5,497	—	—	—	5,497
Federal agencies: Mortgage-backed	—	10,673,342	—	—	10,673,342
Federal agencies: Other agencies	—	73,542	—	—	73,542
Municipal securities	—	452,013	2,798,044	—	3,250,057
Asset-backed securities	—	717,478	76,003	—	793,481
Corporate debt	—	198,683	—	—	198,683
Other securities	16,588	3,943	—	—	20,531
	22,085	12,119,001	2,874,047	—	15,015,133
MSRs	—	—	13,747	—	13,747
Derivative assets	—	414,412	5,747	(181,940)	238,219
Liabilities
Derivative liabilities	—	362,777	7,870	(272,361)	98,286
Short-term borrowings	474	—	—	—	474

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2017 and 2016, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three months ended March 31, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$13,747	$(2,123)	$2,798,044	$76,003	$47,880
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(333)	—	—	—
Total gains/losses for the period:
Included in earnings	(440)	5,150	(1,386)	28	(63)
Included in OCI	—	—	20,475	3,172	—
Purchases/originations	—	—	132,666	—	—
Sales	—	—	—	(19,133)	—
Repayments	—	—	—	—	(3,598)
Issues	—	—	—	—	—
Settlements	—	—	(82,147)	(578)	—
Closing balance	$13,307	$2,694	$2,867,652	$59,492	$44,219
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(440)	$5,150	$20,269	$1,212	$—

	Level 3 Fair Value Measurements Three months ended March 31, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$17,585	$6,056	$2,095,551	$100,337	$1,748
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(915)	—	—	—
Total gains/losses for the period:
Included in earnings	(2,766)	5,206	—	—	—
Included in OCI	—	—	11,840	(5,168)	—
Purchases/originations	—	—	237,450	—	—
Sales	—	—	—	—	—
Repayments	—	—	—	—	(532)
Issues	—	—	—	—	—
Settlements	—	—	(63,098)	(840)	—
Closing balance	$14,819	$10,347	$2,281,743	$94,329	$1,216
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,766)	$5,306	$—	$—	$—
(1) Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that were transferred to loans held for sale, which are classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2017 and 2016:

	Level 3 Fair Value Measurements Three months ended March 31, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(440)	$5,150	$—	$—	$—
Securities gains (losses)	—	—	(1,386)	28	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	—	—	(63)
Total	$(440)	$5,150	$(1,386)	$28	$(63)

	Level 3 Fair Value Measurements Three months ended March 31, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(2,766)	$5,206	$—	$—	$—
Securities gains (losses)	—	—	—	—	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	—	—	—
Total	$(2,766)	$5,206	$—	$—	$—
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2017
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$423,324	$408,424	$14,900	$—	$—	$—
Loans held for investment	98,342	110,234	(11,892)	8,572	11,507	(2,935)

	December 31, 2016
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$438,224	$433,760	$4,464	$—	$—	$—
Loans held for investment	82,319	91,998	(9,679)	8,408	11,082	(2,674)
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month periods ended March 31, 2017 and 2016:

	Net gains (losses) from fair value changes
	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Assets
Loans held for sale	$9,076	$4,649
Loans held for investment	(63)	—

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Assets
Loans held for investment	$—	$90
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the three months ended March 31, 2017, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three months ended March 31, 2017
MSRs	$176,747	$—	$—	$176,747	$1,800
Impaired loans	52,367	—	—	52,367	5,267
Other real estate owned	49,887	—	—	49,887	2,363
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
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2017
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$13,307	Discounted cash flow	Constant prepayment rate	8.00% - 30.0% (12.0%)
			Spread over forward interest rate swap rates	3.0% - 10.0% (8.4%)
Derivative assets	9,439	Consensus Pricing	Net market price	-4.7% - 26.7% (2.0%)
Derivative liabilities	6,745		Estimated Pull through %	9.0% - 99.0% (78.0%)
Municipal securities	2,867,652	Discounted cash flow	Discount rate	0.0% - 10.3% (3.7%)
			Cumulative default	0.0% - 38.4% (3.1%)
			Loss given default	5.0% - 90.0% (24.0%)
Asset-backed securities	59,492	Discounted cash flow	Discount rate	5.1% - 12.1% (6.4%)
			Cumulative prepayment rate	0.0% - 73% (6.5%)
			Cumulative default	0.9% - 100% (10.9%)
			Loss given default	85% - 100% (96.1%)
			Cure given deferral	0.0% - 75.0% (32.7%)
Loans held for investment	44,219	Discounted cash flow	Discount rate	5.4% - 16.8% (5.6%)
Measured at fair value on a nonrecurring basis:
MSRs	176,747	Discounted cash flow	Constant prepayment rate	6.30% - 21.2% (8.1%)
			Spread over forward interest rate swap rates	3.0% - 20.0% (10.6%)
Impaired loans	52,367	Appraisal value	NA	NA
Other real estate owned	49,887	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$13,747	Discounted cash flow	Constant prepayment rate	5.63% - 34.4% (10.9%)
			Spread over forward interest rate swap rates	3.0% - 9.2% (5.4%)
Derivative assets	5,747	Consensus Pricing	Net market price	-7.1% - 25.4% (1.1%)
Derivative liabilities	7,870		Estimated Pull through %	8.1% - 99.8% (76.9%)
Municipal securities	2,798,044	Discounted cash flow	Discount rate	0.0% - 10.0% (3.6%)
			Cumulative default	0.3% - 37.8% (4.0%)
			Loss given default	5.0% - 80.0% (24.1%)
Asset-backed securities	76,003	Discounted cash flow	Discount rate	5.0% - 12.0% (6.3%)
			Cumulative prepayment rate	0.0% - 73% (6.5%)
			Cumulative default	1.1% - 100% (11.2%)
			Loss given default	85% - 100% (96.3%)
			Cure given deferral	0.0% - 75.0% (36.2%)
Loans held for investment	47,880	Discounted cash flow	Constant prepayment rate	5.4% - 16.2% (5.6%)
Measured at fair value on a nonrecurring basis:
MSRs	171,309	Discounted cash flow	Constant prepayment rate	5.57% - 30.4% (7.8%)
			Spread over forward interest rate swap rates	4.2% - 20.0% (11.7%)
Impaired loans	53,818	Appraisal value	NA	NA
Other real estate owned	50,930	Appraisal value	NA	NA
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$1,371,868	$1,371,868	$1,443,037	$1,443,037
Trading account securities	97,785	97,785	133,295	133,295
Loans held for sale	518,238	522,121	512,951	515,640
Available-for-sale and other securities	16,173,605	16,173,605	15,562,837	15,562,837
Held-to-maturity securities	7,533,517	7,502,102	7,806,939	7,787,268
Net loans and direct financing leases	66,425,689	66,275,735	66,323,583	66,294,639
Derivatives	178,420	178,420	238,219	238,219
Financial Liabilities
Deposits	77,422,510	78,238,093	75,607,717	76,161,091
Short-term borrowings	1,263,430	1,263,430	3,692,654	3,692,654
Long-term debt	9,279,140	9,419,853	8,309,159	8,387,444
Derivatives	83,552	83,552	98,286	98,286
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at March 31, 2017 and December 31, 2016:

	Estimated Fair Value Measurements at Reporting Date Using			March 31, 2017
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$7,502,102	$—	$7,502,102
Net loans and direct financing leases	—	—	66,275,735	66,275,735
Financial Liabilities
Deposits	—	74,456,322	3,781,771	78,238,093
Short-term borrowings	1,420	—	1,262,010	1,263,430
Long-term debt	—	9,013,768	406,085	9,419,853

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$7,787,268	$—	$7,787,268
Net loans and direct financing leases	—	—	66,294,639	66,294,639
Financial Liabilities
Deposits	—	72,319,328	3,841,763	76,161,091
Short-term borrowings	474	—	3,692,180	3,692,654
Long-term debt	—	7,980,176	407,268	8,387,444
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
12. DERIVATIVE FINANCIAL INSTRUMENTS
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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2017, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$2,550,000	$2,550,000
Deposits	—	—	—
Subordinated notes	950,000	—	950,000
Long-term debt	7,225,000	—	7,225,000
Total notional value at March 31, 2017	$8,175,000	$2,550,000	$10,725,000

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2017:

				Weighted-Average Rate
(dollar amounts in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$2,550,000	0.5	$(4,371)	1.08%	1.19%
Liability conversion swaps
Receive fixed—generic	8,175,000	2.8	(64,090)	1.51	1.02
Total swap portfolio at March 31, 2017	$10,725,000	2.3	$(68,461)	1.41%	1.06%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $10 million and $21 million for the three-month periods ended March 31, 2017, and 2016, respectively.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At March 31, 2017, the fair value of the swap liability of $6 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.
The following table presents the fair values at March 31, 2017 and December 31, 2016 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:
Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	March 31, 2017	December 31, 2016
Interest rate contracts designated as hedging instruments	$42,421	$46,440
Interest rate contracts not designated as hedging instruments	197,221	213,587
Foreign exchange contracts not designated as hedging instruments	18,431	23,265
Commodities contracts not designated as hedging instruments	73,996	108,026
Equity contracts not designated as hedging instruments	10,081	9,775
Total contracts	$342,150	$401,093
Liability derivatives included in accrued expenses and other liabilities:

(dollar amounts in thousands)	March 31, 2017	December 31, 2016
Interest rate contracts designated as hedging instruments	$110,882	$99,996
Interest rate contracts not designated as hedging instruments	127,260	143,976
Foreign exchange contracts not designated as hedging instruments	17,285	19,576
Commodities contracts not designated as hedging instruments	70,705	104,328
Equity contracts not designated as hedging instruments	—	—
Total contracts	$326,132	$367,876
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$—	$(82)
Change in fair value of hedged deposits (1)	—	72
Change in fair value of interest rate swaps hedging subordinated notes (2)	(4,708)	6,804
Change in fair value of hedged subordinated notes (2)	5,403	(6,804)
Change in fair value of interest rate swaps hedging other long-term debt (2)	(10,282)	61,032
Change in fair value of hedged other long-term debt (2)	8,535	(59,786)

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three months ended March 31,			Three months ended March 31,
(dollar amounts in thousands)	2017	2016		2017	2016
Interest rate contracts
Loans	$(1,190)	$9,249	Interest and fee income - loans and leases	$560	$(645)
Investment Securities	—	—	Noninterest income - other income	—	1
	$(1,190)	$9,249		$560	$(644)
Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings approximately $(3) million after-tax of unrealized gains (losses) on cash flow hedging derivatives currently in OCI.

To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in noninterest income.
The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$(103)	$421
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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

(dollar amounts in thousands)	March 31, 2017	December 31, 2016
Derivative assets:
Interest rate lock agreements	$9,439	$5,747
Forward trades and options	434	13,319
Total derivative assets	9,873	19,066
Derivative liabilities:
Interest rate lock agreements	(565)	(1,598)
Forward trades and options	(3,047)	(1,173)
Total derivative liabilities	(3,612)	(2,771)
Net derivative asset (liability)	$6,261	$16,295
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at March 31, 2017 and December 31, 2016, was $0.2 billion and $0.3 billion, respectively. The total notional amount at March 31, 2017, corresponds to trading assets with a fair value of $1 million and trading liabilities with a fair value of $2 million. Net trading gains and (losses) related to MSR hedging for the three-month periods ended March 31, 2017 and 2016, were $(1) million and $12 million, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at March 31, 2017 and December 31, 2016, were $81 million and $80 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $21.0 billion and $20.6 billion at March 31, 2017 and December 31, 2016, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $171 million and $196 million at the same dates, respectively.
Share Swap Economic Hedge
Huntington acquires and holds shares of Huntington common stock in a Rabbi Trust for the Executive Deferred Compensation Plan. Huntington common stock held in the Rabbi Trust is recorded at cost and the corresponding deferred compensation liability is recorded at fair value using Huntington's share price as a significant input.
During the second quarter of 2016, Huntington entered into an economic hedge with a $20 million notional amount to hedge deferred compensation expense related to the Executive Deferred Compensation Plan. The economic hedge is recorded at fair value within other assets or liabilities. Changes in the fair value are recorded directly through other noninterest expense in the Unaudited Condensed Consolidated Statements of Income. At March 31, 2017, the fair value of the share swap was $10 million.
Risk Participation Agreements
Huntington periodically enters into risk participation agreements in order to manage credit risk of its derivative positions. These agreements transfer counterparty credit risk related to interest rate swaps to and from other financial institutions. Huntington can mitigate exposure to certain counterparties or take on exposure to generate additional income. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $596 million and $582 million at March 31, 2017 and December 31, 2016, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The amount Huntington would have to pay if all counterparties defaulted on their swap contracts is the fair value of these risk participations, which was a positive value (receivable) of $4 million and $3 million at March 31, 2017 and December 31, 2016, respectively. These contracts mature between 2017 and 2043 and are deemed investment grade.
Financial assets and liabilities that are offset in the Unaudited Condensed Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 11. Huntington records these derivatives net of any master netting arrangement in the Unaudited Condensed Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.
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
At March 31, 2017 and December 31, 2016, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $27 million and $26 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At March 31, 2017, Huntington pledged $140 million of investment securities and cash collateral to counterparties, while other counterparties pledged $78 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:
Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
March 31, 2017	Derivatives	$352,023	$(173,603)	$178,420	$(20,393)	$(11,120)	$146,907
December 31, 2016	Derivatives	420,159	(181,940)	238,219	(34,328)	(5,428)	198,463
Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
March 31, 2017	Derivatives	$329,744	$(246,192)	$83,552	$—	$(21,427)	$62,125
December 31, 2016	Derivatives	370,647	(272,361)	98,286	(7,550)	(23,943)	66,793
13. VIEs
Consolidated VIEs
Consolidated VIEs at March 31, 2017, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,565	$—	$1,565
Net loans and leases	55,358	—	55,358
Accrued income and other assets	—	275	275
Total assets	$56,923	$275	$57,198
Liabilities:
Other long-term debt	$45,906	$—	$45,906
Accrued interest and other liabilities	—	275	275
Total liabilities	45,906	275	46,181
Equity:
Beneficial Interest owned by third party	11,017	—	11,017
Total liabilities and equity	$56,923	$275	$57,198

	December 31, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,564	$—	$1,564
Net loans and leases	69,825	—	69,825
Accrued income and other assets	—	281	281
Total assets	$71,389	$281	$71,670
Liabilities:
Other long-term debt	$57,494	$—	$57,494
Accrued interest and other liabilities	—	281	281
Total liabilities	57,494	281	57,775
Equity:
Beneficial Interest owned by third party	13,895	—	13,895
Total liabilities and equity	$71,389	$281	$71,670
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2017, and December 31, 2016:

	March 31, 2017
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$12,435	$—	$12,435
2015-1 Automobile Trust	2,698	—	2,698
Trust Preferred Securities	13,919	252,560	—
Low Income Housing Tax Credit Partnerships	559,819	279,270	559,819
Other Investments	95,033	41,232	95,033
Total	$683,904	$573,062	$669,985

	December 31, 2016
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$14,770	$—	$14,770
2015-1 Automobile Trust	2,227	—	2,227
Trust Preferred Securities	13,919	252,552	—
Low Income Housing Tax Credit Partnerships	576,880	292,721	576,880
Other Investments	79,195	42,316	79,195
Total	$686,991	$587,589	$673,072

The following table provides a summary of automobile transfers to trusts in separate securitization transactions.

(dollar amounts in millions)	Year	Amount Transferred
2016-1 Automobile Trust	2016	$1,500
2015-1 Automobile Trust	2015	750

The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within servicing rights of Huntington’s Unaudited Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset. See Note 6 for more information.
TRUST PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at March 31, 2017 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.74%	(2)	$69,730	$6,186
Huntington Capital II	1.76	(3)	32,093	3,093
Sky Financial Capital Trust III	2.55	(4)	72,165	2,165
Sky Financial Capital Trust IV	2.40	(4)	74,320	2,320
Camco Financial Trust	3.59	(5)	4,252	155
Total			$252,560	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at March 31, 2017, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at March 31, 2017, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at March 31, 2017, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at March 31, 2017, based on three-month LIBOR +1.33%.
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
Huntington uses the proportional amortization method to account for all qualified investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment gains/losses related to these investments are included in noninterest-income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2017 and December 31, 2016:

(dollar amounts in thousands)	March 31, 2017	December 31, 2016
Affordable housing tax credit investments	$870,421	$877,237
Less: amortization	(310,602)	(300,357)
Net affordable housing tax credit investments	$559,819	$576,880
Unfunded commitments	$279,270	$292,721
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
(dollar amounts in thousands)	2017	2016
Tax credits and other tax benefits recognized	$23,283	$18,285
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	16,961	12,407
Equity method
Tax credit investment (gains) losses included in non-interest income	109	132
Huntington recognized immaterial impairment losses on tax credit investments during the three-month periods ended March 31, 2017 and 2016. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
OTHER INVESTMENTS
Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2017 and December 31, 2016, were as follows:

(dollar amounts in thousands)	March 31, 2017	December 31, 2016
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$15,030,796	$15,190,056
Consumer	12,523,637	12,235,943
Commercial real estate	1,531,769	1,697,671
Standby letters-of-credit	560,718	637,182
Commercial letters-of-credit	5,160	4,610
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $7 million and $8 million at March 31, 2017 and December 31, 2016, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At March 31, 2017 and December 31, 2016, Huntington had commitments to sell residential real estate loans of $855 million and $819 million, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is up to $70 million at March 31, 2017. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. $0
While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal cases, matters, or proceedings will not have a material negative adverse effect on the Company’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters, and proceedings, if unfavorable, may be material to the Company’s consolidated financial position in a particular period.
Meoli v. The Huntington National Bank (Cyberco Litigation). The Bank has been named a defendant in a lawsuit arising from the Banks’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, an equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including Huntington, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions when, in fact, no computer equipment was ever purchased or leased from Teleservices, which later proved to be a shell corporation. Bankruptcy proceedings for both Cyberco and Teleservices later ensued.
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
15. SEGMENT REPORTING
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
We recently announced a reorganization among our executive leadership team, which will become effective during the 2017 second quarter. As a result, management is currently evaluating the business segment structure which may impact how we monitor future results and assess performance.
Consumer and Business Banking - The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, credit cards, and small business loans. Other financial services available to consumer and small business customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million and consists of approximately 254,000 businesses.
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
Home Lending - Home Lending originates and services consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Consumer and Business Banking and Regional Banking and The Huntington Private Client Group segments, as well as through commissioned loan originators. Home Lending earns interest on portfolio loans held-for-sale, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Home Lending supports the origination and servicing of mortgage loans across all segments.
Listed below is certain operating basis financial information reconciled to Huntington’s March 31, 2017, December 31, 2016, and March 31, 2016, reported results by business segment:

	Three Months Ended March 31,
Income Statements	Consumer & Business Banking	Commercial Banking	CREVF	RBHPCG	Home Lending	Treasury / Other	Huntington Consolidated
(dollar amounts in thousands)
2017
Net interest income	$393,496	$174,563	$139,333	$46,649	$15,215	$(39,281)	$729,975
Provision for credit losses	31,294	22,137	9,549	2,771	1,887	—	67,638
Noninterest income	146,790	69,487	11,209	36,170	23,981	24,826	312,463
Noninterest expense	374,083	114,970	50,359	52,162	34,655	81,193	707,422
Income taxes	47,218	37,430	31,722	9,760	929	(67,775)	59,284
Net income	$87,691	$69,513	$58,912	$18,126	$1,725	$(27,873)	$208,094
2016
Net interest income	$264,529	$105,350	$95,597	$34,923	$12,985	$(10,318)	$503,066
Provision (reduction in allowance) for credit losses	12,177	35,054	(16,649)	(725)	(2,274)	(1)	27,582
Noninterest income	120,257	58,916	7,311	24,717	11,503	19,163	241,867
Noninterest expense	280,121	92,995	40,206	40,503	24,593	12,662	491,080
Income taxes	32,371	12,676	27,773	6,952	759	(25,574)	54,957
Net income	$60,117	$23,541	$51,578	$12,910	$1,410	$21,758	$171,314

	Assets at		Deposits at
(dollar amounts in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Consumer & Business Banking	$21,747,257	$21,831,681	$45,802,879	$44,724,252
Commercial Banking	24,233,720	24,236,490	19,041,629	18,053,208
CREVF	23,953,670	23,576,832	1,890,433	1,893,072
RBHPCG	5,280,791	5,213,530	5,981,930	6,214,250
Home Lending	3,524,718	3,502,069	349,765	631,494
Treasury / Other	21,305,350	21,353,495	4,355,874	4,091,441
Total	$100,045,506	$99,714,097	$77,422,510	$75,607,717
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2016 Form 10-K.
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
Item 1: Legal Proceedings
Information required by this item is set forth in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.
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

10.1	* Director Deferred Compensation Plan

10.2	* First Amendment to the 2015 Long-Term Incentive Plan

31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	***Section 1350 Certification – Chief Executive Officer.

32.2	***Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2017, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date:	April 28, 2017	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	April 28, 2017	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer