Form 10-Q
period 2017-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2017-07-31
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
There were 1,090,016,469 shares of Registrant’s common stock ($0.01 par value) outstanding on June 30, 2017.

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. Our 996 branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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

EXECUTIVE OVERVIEW
Summary of 2017 Second Quarter Results Compared to 2016 Second Quarter
For the quarter, we reported net income of $272 million, or $0.23 per common share, compared with $175 million, or $0.19 per common share, in the year-ago quarter (see Table 1). Reported net income was impacted by FirstMerit acquisition-related net expenses totaling $50 million pre-tax, or $0.03 per common share.
Fully-taxable equivalent net interest income was $757 million, up $241 million, or 47%. The results reflected the benefit from a $23.9 billion, or 35%, increase in average earning assets and a 25 basis point improvement in the net interest margin to 3.31%. Average earning asset growth included a $15.4 billion, or 30%, increase in average loans and leases, and an $8.5 billion, or 56%, increase in average securities, both of which were impacted by the FirstMerit acquisition. The net interest margin expansion reflected a 34 basis point increase in earning asset yields, including an approximate 15 basis point impact of purchase accounting, and a 2 basis point increase in the benefit from noninterest-bearing funds, partially offset by an 11 basis point increase in funding costs.
The provision for credit losses was $25 million consistent with the year-ago quarter. NCOs increased $19 million to $36 million, primarily as a result of Consumer charge-offs on the acquired FirstMerit portfolio. NCOs represented an annualized 0.21% of average loans and leases, which remains below our long-term target of 35 to 55 basis points.
Noninterest income was $325 million, up $54 million, or 20%. The increase was primarily a result of the FirstMerit acquisition. In addition, card and payment processing income increased due to higher credit and debit card related income and underlying customer growth. Also, service charges on deposit accounts increased reflecting continued new customer acquisition.
Noninterest expense was $694 million, up $171 million, or 33%, primarily reflecting the impact of the FirstMerit acquisition. Personnel costs increased primarily reflecting an increase in average full-time equivalent employees and an increase in acquisition-related personnel expense. Further, deposit and other insurance expense increased, as a result of the larger assessment base as well as the FDIC Large Institution Surcharge implemented during the 2016 third quarter.
The tangible common equity to tangible assets ratio was 7.41%, down 55 basis points from a year-ago. The CET1 risk-based capital ratio was 9.88% at June 30, 2017, compared to 9.80% a year ago. The regulatory tier 1 risk-based capital ratio was 11.24% compared to 11.37% at June 30, 2016. Capital ratios were impacted by the goodwill created and the issuance of common stock as part of the FirstMerit acquisition. The regulatory Tier 1 risk-based and total risk-based capital ratios benefited from the issuance of Class C preferred equity during the 2016 third quarter in exchange for FirstMerit preferred equity in conjunction with the acquisition. The total risk-based capital ratio was impacted by the repurchase of trust preferred securities during the 2016 third quarter and fourth quarter. In addition, certain trust preferred securities were acquired in the FirstMerit acquisition and subsequently were redeemed. There were no common shares repurchased over the past five quarters.
Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary customer relationships across all business segments, (4) continue to strengthen risk management and (5) maintain capital and liquidity positions consistent with our risk appetite.
Economy
We expect ongoing consumer and business confidence to translate into private sector investment fueling continued economic momentum. We are seeing solid manufacturing and infrastructure growth in the Midwest. Businesses are adding jobs and investing more, and our pipelines have remained steady.

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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Interest income	$846,424	$820,360	$814,858	$694,346	$565,658
Interest expense	101,912	90,385	79,877	68,956	59,777
Net interest income	744,512	729,975	734,981	625,390	505,881
Provision for credit losses	24,978	67,638	74,906	63,805	24,509
Net interest income after provision for credit losses	719,534	662,337	660,075	561,585	481,372
Service charges on deposit accounts	87,582	83,420	91,577	86,847	75,613
Cards and payment processing income	52,485	47,169	49,113	44,320	39,184
Mortgage banking income	32,268	31,692	37,520	40,603	31,591
Trust and investment management services	32,232	33,869	34,016	28,923	22,497
Insurance income	15,843	15,264	16,486	15,865	15,947
Brokerage income	16,294	15,758	17,014	14,719	14,599
Capital markets fees	16,836	14,200	18,730	14,750	13,037
Bank owned life insurance income	15,322	17,542	17,067	14,452	12,536
Gain on sale of loans	12,002	12,822	24,987	7,506	9,265
Securities gains (losses)	135	(8)	(1,771)	1,031	656
Other Income	44,219	40,735	29,598	33,399	36,187
Total noninterest income	325,218	312,463	334,337	302,415	271,112
Personnel costs	391,997	382,000	359,755	405,024	298,949
Outside data processing and other services	75,169	87,202	88,695	91,133	63,037
Equipment	42,924	46,700	59,666	40,792	31,805
Net occupancy	52,613	67,700	49,450	41,460	30,704
Professional services	18,190	18,295	23,165	47,075	21,488
Marketing	18,843	13,923	21,478	14,438	14,773
Deposit and other insurance expense	20,418	20,099	15,772	14,940	12,187
Amortization of intangibles	14,242	14,355	14,099	9,046	3,600
Other expense	59,968	57,148	49,417	48,339	47,118
Total noninterest expense	694,364	707,422	681,497	712,247	523,661
Income before income taxes	350,388	267,378	312,915	151,753	228,823
Provision for income taxes	78,647	59,284	73,952	24,749	54,283
Net income	271,741	208,094	238,963	127,004	174,540
Dividends on preferred shares	18,889	18,878	18,865	18,537	19,874
Net income applicable to common shares	$252,852	$189,216	$220,098	$108,467	$154,666
Average common shares—basic	1,088,934	1,086,374	1,085,253	938,578	798,167
Average common shares—diluted	1,108,527	1,108,617	1,104,358	952,081	810,371
Net income per common share—basic	$0.23	$0.17	$0.20	$0.12	$0.19
Net income per common share—diluted	0.23	0.17	0.20	0.11	0.19
Cash dividends declared per common share	0.08	0.08	0.08	0.07	0.07
Return on average total assets	1.09%	0.84%	0.95%	0.58%	0.96%
Return on average common shareholders’ equity	10.6	8.2	9.4	5.4	9.6
Return on average tangible common shareholders’ equity (2)	14.4	11.3	12.9	7.0	11.0
Net interest margin (3)	3.31	3.30	3.25	3.18	3.06
Efficiency ratio (4)	62.9	65.7	61.6	75.0	66.1
Effective tax rate	22.4	22.2	23.6	16.3	23.7
Revenue—FTE
Net interest income	$744,512	$729,975	$734,981	$625,390	$505,881
FTE adjustment	12,069	12,058	12,560	10,598	10,091
Net interest income (3)	756,581	742,033	747,541	635,988	515,972
Noninterest income	325,218	312,463	334,337	302,415	271,112
Total revenue (3)	$1,081,799	$1,054,496	$1,081,878	$938,403	$787,084

Table 2 - Selected Year to Date Income Statements (1)
(dollar amounts in thousands, except per share amounts)
	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Interest income	$1,666,784	$1,122,909	$543,875	48%
Interest expense	192,297	113,962	78,335	69
Net interest income	1,474,487	1,008,947	465,540	46
Provision for credit losses	92,616	52,091	40,525	78
Net interest income after provision for credit losses	1,381,871	956,856	425,015	44
Service charges on deposit accounts	171,002	145,875	25,127	17
Cards and payment processing income	99,654	75,631	24,023	32
Mortgage banking income	63,960	50,134	13,826	28
Trust and investment management services	66,101	45,335	20,766	46
Insurance income	31,107	32,172	(1,065)	(3)
Brokerage income	32,052	30,101	1,951	6
Capital markets fees	31,036	26,047	4,989	19
Bank owned life insurance income	32,864	26,049	6,815	26
Gain on sale of loans	24,824	14,660	10,164	69
Securities gains	127	656	(529)	(81)
Other income	84,954	66,319	18,635	28
Total noninterest income	637,681	512,979	124,702	24
Personnel costs	773,997	584,346	189,651	32
Outside data processing and other services	162,371	124,915	37,456	30
Equipment	89,624	64,381	25,243	39
Net occupancy	120,313	62,180	58,133	93
Professional services	36,485	35,026	1,459	4
Marketing	32,766	27,041	5,725	21
Deposit and other insurance expense	40,517	23,395	17,122	73
Amortization of intangibles	28,597	7,312	21,285	291
Other expense	117,116	86,145	30,971	36
Total noninterest expense	1,401,786	1,014,741	387,045	38
Income before income taxes	617,766	455,094	162,672	36
Provision for income taxes	137,931	109,240	28,691	26
Net income	479,835	345,854	133,981	39
Dividends declared on preferred shares	37,767	27,872	9,895	36
Net income applicable to common shares	$442,068	$317,982	$124,086	39%
Average common shares—basic	1,087,654	796,961	290,693	36%
Average common shares—diluted	1,108,572	809,360	299,212	37
Net income per common share—basic	$0.41	$0.40	$0.01	3
Net income per common share—diluted	0.40	0.39	0.01	3
Cash dividends declared per common share	0.16	0.14	0.02	14
Revenue—FTE
Net interest income	$1,474,487	$1,008,947	$465,540	46%
FTE adjustment	24,127	19,250	4,877	25
Net interest income (3)	1,498,614	1,028,197	470,417	46
Noninterest income	637,681	512,979	124,702	24
Total revenue (3)	$2,136,295	$1,541,176	$595,119	39%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

Significant Items
Earnings comparisons are impacted by the Significant Items summarized below:

Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, are as follows:

•	During the 2017 second quarter, $50 million of noninterest expense was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.03 per common share.

•
During the 2017 first quarter, $73 million of noninterest expense and $2 million of noninterest income was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.04 per common share.

•	During the 2016 second quarter, $21 million of noninterest expense was recorded related to the then pending acquisition of FirstMerit. This resulted in a negative impact of $0.02 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	June 30, 2017		March 31, 2017		June 30, 2016
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$271,741		$208,094		$174,540
Earnings per share, after-tax		$0.23		$0.17		$0.19

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)	Earnings	EPS (1)

Mergers and acquisitions, net expenses	$(50,243)		$(71,145)		$(20,789)
Tax impact	17,585		24,901		7,213
Mergers and acquisitions, after-tax	$(32,658)	$(0.03)	$(46,244)	$(0.04)	$(13,576)	$(0.02)

(1)	Based upon the quarterly average outstanding diluted common shares.

	Six Months Ended
	June 30, 2017		June 30, 2016
	After-tax	EPS (1)	After-tax	EPS (1)
Net income	$479,835		$345,854
Earnings per share, after-tax		$0.40		$0.39

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$(121,388)		$(27,195)
Tax impact	42,486		9,219
Mergers and acquisitions, after-tax	$(78,902)	$(0.07)	$(17,976)	$(0.03)

(1)	Based upon the year to date average outstanding diluted common shares.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
(dollar amounts in millions)
	Average Balances
	Three Months Ended					Change
	June 30,	March 31,	December 31,	September 30,	June 30,	2Q17 vs. 2Q16
	2017	2017	2016	2016	2016	Amount	Percent
Assets:
Interest-bearing deposits in banks	$102	$100	$110	$95	$99	$3	4%
Loans held for sale	525	415	2,507	695	571	(46)	(8)
Securities:
Available-for-sale and other securities:
Taxable	13,135	12,801	13,734	9,785	6,904	6,231	90
Tax-exempt	3,104	3,049	3,136	2,854	2,510	594	24
Total available-for-sale and other securities	16,239	15,850	16,870	12,639	9,414	6,825	72
Trading account securities	91	137	139	49	41	50	121
Held-to-maturity securities—taxable	7,427	7,656	5,432	5,487	5,806	1,621	28
Total securities	23,756	23,643	22,441	18,175	15,261	8,495	56
Loans and leases: (1)
Commercial:
Commercial and industrial	27,992	27,922	27,727	24,957	21,344	6,648	31
Commercial real estate:
Construction	1,130	1,314	1,413	1,132	881	249	28
Commercial	5,940	6,039	5,805	5,227	4,345	1,595	37
Commercial real estate	7,070	7,353	7,218	6,359	5,226	1,844	35
Total commercial	35,062	35,276	34,945	31,316	26,570	8,492	32
Consumer:
Automobile	11,324	11,063	10,866	11,402	10,146	1,178	12
Home equity	9,958	10,072	10,101	9,260	8,416	1,542	18
Residential mortgage	7,979	7,777	7,690	7,012	6,187	1,792	29
RV and marine finance	2,039	1,874	1,844	915	—	N.R.	N.R.
Other consumer	983	919	959	817	613	370	60
Total consumer	32,283	31,705	31,460	29,406	25,362	6,921	27
Total loans and leases	67,345	66,981	66,405	60,722	51,932	15,413	30
Allowance for loan and lease losses	(672)	(636)	(614)	(623)	(616)	(56)	9
Net loans and leases	66,673	66,345	65,791	60,099	51,316	15,357	30
Total earning assets	91,728	91,139	91,463	79,687	67,863	23,865	35
Cash and due from banks	1,287	2,011	1,538	1,325	1,001	286	29
Intangible assets	2,373	2,387	2,421	1,547	726	1,647	227
All other assets	5,405	5,442	5,559	4,962	4,149	1,256	30
Total assets	$100,121	$100,343	$100,367	$86,898	$73,123	$26,998	37%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$21,599	$21,730	$23,250	$20,033	$16,507	$5,092	31%
Demand deposits—interest-bearing	17,445	16,805	15,294	12,362	8,445	9,000	107
Total demand deposits	39,044	38,535	38,544	32,395	24,952	14,092	56
Money market deposits	19,212	18,653	18,618	18,453	19,534	(322)	(2)
Savings and other domestic deposits	11,889	11,970	12,272	8,889	5,402	6,487	120
Core certificates of deposit	2,146	2,342	2,636	2,285	2,007	139	7
Total core deposits	72,291	71,500	72,070	62,022	51,895	20,396	39
Other domestic time deposits of $250,000 or more	479	470	391	382	402	77	19
Brokered deposits and negotiable CDs	3,783	3,969	4,273	3,904	2,909	874	30
Deposits in foreign offices	—	—	152	194	208	(208)	—
Total deposits	76,553	75,939	76,886	66,502	55,414	21,139	38
Short-term borrowings	2,687	3,792	2,628	1,306	1,032	1,655	160
Long-term debt	8,730	8,529	8,594	8,488	7,899	831	11
Total interest-bearing liabilities	66,371	66,530	64,858	56,263	47,838	18,533	39
All other liabilities	1,557	1,661	1,833	1,608	1,416	141	10
Shareholders’ equity	10,594	10,422	10,426	8,994	7,362	3,232	44
Total liabilities and shareholders’ equity	$100,121	$100,343	$100,367	$86,898	$73,123	$26,998	37%

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Fully-taxable equivalent basis (3)	2017	2017	2016	2016	2016
Assets:
Interest-bearing deposits in banks	1.53%	1.09%	0.64%	0.64%	0.25%
Loans held for sale	3.73	3.82	2.95	3.53	3.89
Securities:
Available-for-sale and other securities:
Taxable	2.38	2.38	2.43	2.35	2.37
Tax-exempt	3.71	3.77	3.60	3.01	3.38
Total available-for-sale and other securities	2.64	2.65	2.65	2.50	2.64
Trading account securities	0.25	0.11	0.18	0.58	0.98
Held-to-maturity securities—taxable	2.38	2.36	2.43	2.41	2.44
Total securities	2.55	2.54	2.58	2.47	2.56
Loans and leases: (1)
Commercial:
Commercial and industrial	4.04	3.98	3.83	3.68	3.49
Commercial real estate:
Construction	4.26	3.95	3.65	3.76	3.70
Commercial	3.97	3.69	3.54	3.54	3.35
Commercial real estate	4.02	3.74	3.56	3.58	3.41
Total commercial	4.04	3.93	3.78	3.66	3.47
Consumer:
Automobile	3.55	3.55	3.57	3.37	3.15
Home equity	4.61	4.45	4.24	4.21	4.17
Residential mortgage	3.66	3.63	3.58	3.61	3.65
RV and marine finance	5.57	5.63	5.64	5.70	—
Other consumer	11.47	12.05	10.91	10.93	10.28
Total consumer	4.27	4.23	4.13	3.97	3.79
Total loans and leases	4.15	4.07	3.95	3.81	3.63
Total earning assets	3.75	3.70	3.60	3.52	3.41
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.20	0.15	0.11	0.11	0.09
Total demand deposits	0.09	0.07	0.04	0.04	0.03
Money market deposits	0.31	0.26	0.24	0.24	0.24
Savings and other domestic deposits	0.21	0.22	0.25	0.21	0.11
Core certificates of deposit	0.56	0.39	0.29	0.43	0.79
Total core deposits	0.26	0.22	0.20	0.20	0.22
Other domestic time deposits of $250,000 or more	0.49	0.45	0.39	0.40	0.40
Brokered deposits and negotiable CDs	0.95	0.72	0.48	0.44	0.40
Deposits in foreign offices	—	—	0.13	0.13	0.13
Total deposits	0.31	0.26	0.23	0.22	0.23
Short-term borrowings	0.78	0.63	0.36	0.29	0.36
Long-term debt	2.49	2.33	2.19	1.97	1.85
Total interest-bearing liabilities	0.61	0.54	0.48	0.49	0.50
Net interest rate spread	3.14	3.16	3.12	3.03	2.91
Impact of noninterest-bearing funds on margin	0.17	0.14	0.13	0.15	0.15
Net interest margin	3.31%	3.30%	3.25%	3.18%	3.06%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	FTE yields are calculated assuming a 35% tax rate.
N.R. - Not relevant.

2017 Second Quarter versus 2016 Second Quarter
FTE net interest income for the 2017 second quarter increased $241 million, or 47%, from the 2016 second quarter. This reflected the benefit from the $23.9 billion, or 35%, increase in average earning assets coupled with a 25 basis point improvement in the FTE net interest margin to 3.31%. The NIM expansion reflected a 34 basis point increase related to the mix and yield of earning assets and a 2 basis point increase in the benefit from noninterest-bearing funds, partially offset by an 11 basis point increase in funding costs. FTE net interest income during the 2017 second quarter included $34 million, or approximately 15 basis points, of purchase accounting impact.
Average earning assets for the 2017 second quarter increased $23.9 billion, or 35%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition. Average earning asset growth included a $15.4 billion, or 30%, increase in average loans and leases and an $8.5 billion, or 56%, increase in average securities. Average securities included $2.9 billion of direct purchase municipal instruments in our commercial banking segment compared to $2.3 billion in the year-ago quarter. Average residential mortgage loans increased $1.8 billion, or 29%, as we continue to see increased demand for residential mortgage loans across our footprint.
Average total deposits for the 2017 second quarter increased $21.1 billion, or 38%, from the year-ago quarter, while average total core deposits increased $20.4 billion, or 39%. Average total interest-bearing liabilities increased $18.5 billion, or 39%, from the year-ago quarter. These increases primarily reflect the impact of the FirstMerit acquisition. Average demand deposits increased $14.1 billion, or 56%, comprised of a $9.9 billion, or 62%, increase in average commercial demand deposits and a $4.2 billion, or 46%, increase in average consumer demand deposits. Average long-term borrowings increased $0.8 billion, or 11%, reflecting the issuance of $2.0 billion and maturity of $1.6 billion of senior debt over the past five quarters.
2017 Second Quarter versus 2017 First Quarter
Compared to the 2017 first quarter, FTE net interest income increased $15 million, or 2%. The increase in the NIM reflected a 5 basis point increase in earning asset yields and a 3 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 7 basis point increase in the cost of interest-bearing liabilities. The purchase accounting impact on the net interest margin was approximately 15 basis points in the 2017 second quarter compared to approximately 16 basis points in the prior quarter.
Average earning assets increased $0.6 billion, or less than 1% from the 2017 first quarter. Average loans and leases increased $0.4 billion, or less than 1%, primarily reflecting growth in residential mortgage, automobile, and RV and marine loans partially offset by a decline in average commercial real estate loans. Total commercial lending was impacted by anticipated FirstMerit-related runoff and lower utilization.
Average total core deposits increased $0.8 billion, or 1%, primarily reflecting a $0.6 billion, or 3%, increase in money market deposits and a $0.5 billion, or 1%, increase in average demand deposits. Average total debt decreased $0.9 billion, or 7%, driven by a $1.1 billion, or 29%, decrease in short-term borrowings, reflecting the maintenance of excess liquidity surrounding the branch conversion during the 2017 first quarter.

Table 5 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Six Months Ended June 30,		Change		Six Months Ended June 30,
Fully-taxable equivalent basis (1)	2017	2016	Amount	Percent	2017	2016
Assets:
Interest-bearing deposits in banks	$101	$98	$3	3%	1.31%	0.23%
Loans held for sale	470	502	(32)	(6)	3.76	3.93
Securities:
Available-for-sale and other securities:
Taxable	12,969	6,768	6,201	92	2.38	2.38
Tax-exempt	3,076	2,434	642	26	3.74	3.39
Total available-for-sale and other securities	16,045	9,202	6,843	74	2.64	2.65
Trading account securities	114	40	74	185	0.17	0.75
Held-to-maturity securities—taxable	7,541	5,930	1,611	27	2.37	2.44
Total securities	23,700	15,172	8,528	56	2.55	2.56
Loans and leases: (3)
Commercial:
Commercial and industrial	27,957	20,996	6,961	33	4.01	3.51
Commercial real estate:
Construction	1,221	902	319	35	4.09	3.60
Commercial	5,990	4,314	1,676	39	3.83	3.47
Commercial real estate	7,211	5,216	1,995	38	3.88	3.49
Total commercial	35,168	26,212	8,956	34	3.98	3.50
Consumer:
Automobile	11,194	9,938	1,256	13	3.55	3.16
Home equity	9,994	8,429	1,565	19	4.54	4.18
Residential mortgage	7,879	6,102	1,777	29	3.65	3.67
RV and marine finance	1,957	—	1,957	N.R.	5.60	—
Other consumer	972	594	378	64	11.49	10.16
Total consumer	31,996	25,063	6,933	28	4.25	3.80
Total loans and leases	67,164	51,275	15,889	31	4.11	3.65
Allowance for loan and lease losses	(654)	(610)	(44)	7
Net loans and leases	66,510	50,665	15,845	31
Total earning assets	91,435	67,047	24,388	36	3.73%	3.43%
Cash and due from banks	1,647	1,007	640	64
Intangible assets	2,380	728	1,652	227
All other assets	5,424	4,187	1,237	30
Total assets	$100,232	$72,359	$27,873	39%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$21,664	$16,421	$5,243	32%	—%	—%
Demand deposits—interest-bearing	17,127	8,111	9,016	111	0.18	0.09
Total demand deposits	38,791	24,532	14,259	58	0.08	0.03
Money market deposits	18,934	19,608	(674)	(3)	0.29	0.24
Savings and other domestic deposits	11,930	5,354	6,576	123	0.21	0.12
Core certificates of deposit	2,243	2,136	107	5	0.47	0.81
Total core deposits	71,898	51,630	20,268	39	0.24	0.22
Other domestic time deposits of $250,000 or more	474	429	45	10	0.47	0.40
Brokered deposits and negotiable CDs	3,876	2,903	973	34	0.83	0.39
Deposits in foreign offices	—	236	(236)	—	—	0.13
Total deposits	76,248	55,198	21,050	38	0.28	0.24
Short-term borrowings	3,236	1,089	2,147	197	0.69	0.33
Long-term debt	8,630	7,549	1,081	14	2.41	1.77
Total interest-bearing liabilities	66,450	47,415	19,035	40	0.58	0.48
All other liabilities	1,609	1,465	144	10
Shareholders’ equity	10,509	7,058	3,451	49
Total liabilities and shareholders’ equity	$100,232	$72,359	$27,873	39%
Net interest rate spread					3.15	2.94
Impact of noninterest-bearing funds on margin					0.16	0.14
Net interest margin					3.31%	3.08%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.
N.R.—Not relevant.

2017 First Six Months versus 2016 First Six Months

FTE net interest income for the first six-month period of 2017 increased $470 million, or 46%. This reflected the benefit of a $24.4 billion, or 36%, increase in average total earning assets coupled with a FTE net interest margin increased to 3.31% from 3.08%. Average securities increased $8.5 billion, or 56%, primarily reflecting the acquisition of FirstMerit and an increase in direct purchase municipal instruments in our commercial banking segment. Average loans and leases increased $15.9 billion, or 31%, primarily reflecting an increase in C&I lending, residential mortgage loans and RV and marine finance resulting from the acquisition of FirstMerit.
Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2017 second quarter was $25 million, which remained relatively unchanged compared to the second quarter 2016. NCOs increased $19 million to $36 million compared with the same period in the prior year. Net charge-offs represented an annualized 0.21% of average loans and leases, which remains below our long-term target of 35 to 55 basis points.
On a year-to-date basis, provision for credit losses for the first six-month period of 2017 was $93 million, an increase of $41 million, or 78%, compared to year-ago period. The increase primarily relates to the FirstMerit acquisition as well as one large commercial recovery in the prior year period.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
(dollar amounts in thousands)
	Three Months Ended			2Q17 vs. 2Q16		2Q17 vs. 1Q17
	June 30,	March 31,	June 30,	Change		Change
	2017	2017	2016	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$87,582	$83,420	$75,613	$11,969	16%	$4,162	5%
Cards and payment processing income	52,485	47,169	39,184	13,301	34	5,316	11
Mortgage banking income	32,268	31,692	31,591	677	2	576	2
Trust and investment management services	32,232	33,869	22,497	9,735	43	(1,637)	(5)
Insurance income	15,843	15,264	15,947	(104)	(1)	579	4
Brokerage income	16,294	15,758	14,599	1,695	12	536	3
Capital markets fees	16,836	14,200	13,037	3,799	29	2,636	19
Bank owned life insurance income	15,322	17,542	12,536	2,786	22	(2,220)	(13)
Gain on sale of loans	12,002	12,822	9,265	2,737	30	(820)	(6)
Securities gains (losses)	135	(8)	656	(521)	(79)	143	(1,788)
Other Income	44,219	40,735	36,187	8,032	22	3,484	9
Total noninterest income	$325,218	$312,463	$271,112	$54,106	20%	$12,755	4%
2017 Second Quarter versus 2016 Second Quarter
Noninterest income for the 2017 second quarter increased $54 million, or 20%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition. Card and payment processing income increased $13 million, or 34%, due to higher credit and debit card related income and underlying customer growth. Service charges on deposit accounts increased $12 million, or 16%, reflecting the benefit of the FirstMerit acquisition and continued new customer acquisition. Of the increase, $6 million was attributable to consumer deposit accounts, and $6 million was attributable to commercial deposit accounts.

2017 Second Quarter versus 2017 First Quarter
Compared to the 2017 first quarter, total noninterest income increased $13 million, or 4%. Card and payment processing income increased $5 million, or 11%, reflecting seasonally higher credit and debit card related income and underlying customer growth.

Table 7 - Noninterest Income—2017 First Six Months vs. 2016 First Six Months
(dollar amounts in thousands)
	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Service charges on deposit accounts	$171,002	$145,875	$25,127	17%
Cards and payment processing income	99,654	75,631	24,023	32
Mortgage banking income	63,960	50,134	13,826	28
Trust and investment management services	66,101	45,335	20,766	46
Insurance income	31,107	32,172	(1,065)	(3)
Brokerage income	32,052	30,101	1,951	6
Capital markets fees	31,036	26,047	4,989	19
Bank owned life insurance income	32,864	26,049	6,815	26
Gain on sale of loans	24,824	14,660	10,164	69
Securities gains (losses)	127	656	(529)	(81)
Other Income	84,954	66,319	18,635	28
Total noninterest income	$637,681	$512,979	$124,702	24%
Noninterest income for the first six-month period of 2017 increased $125 million, or 24%, from the year-ago period, primarily reflecting the impact of the FirstMerit acquisition. Service charges on deposit accounts increased $25 million, or 17%, reflecting the benefit of the FirstMerit acquisition and continued new customer acquisition. Cards and payment processing income increased $24 million, or 32%, due to higher credit and debit card related income and underlying customer growth. Trust and investment management services increased $21 million, or 46%, primarily reflecting an increase in personal trust services reflecting the benefit of the FirstMerit acquisition.
Noninterest Expense
(This section should be read in conjunction with Significant Items 1.)
The following table reflects noninterest expense for each of the periods presented:

Table 8 - Noninterest Expense
(dollar amounts in thousands)
	Three Months Ended			2Q17 vs. 2Q16		2Q17 vs. 1Q17
	June 30,	March 31,	June 30,	Change		Change
	2017	2017	2016	Amount	Percent	Amount	Percent
Personnel costs	$391,997	$382,000	$298,949	$93,048	31%	$9,997	3%
Outside data processing and other services	75,169	87,202	63,037	12,132	19	(12,033)	(14)
Equipment	42,924	46,700	31,805	11,119	35	(3,776)	(8)
Net occupancy	52,613	67,700	30,704	21,909	71	(15,087)	(22)
Professional services	18,190	18,295	21,488	(3,298)	(15)	(105)	(1)
Marketing	18,843	13,923	14,773	4,070	28	4,920	35
Deposit and other insurance expense	20,418	20,099	12,187	8,231	68	319	2
Amortization of intangibles	14,242	14,355	3,600	10,642	296	(113)	(1)
Other expense	59,968	57,148	47,118	12,850	27	2,820	5
Total noninterest expense	$694,364	$707,422	$523,661	$170,703	33%	$(13,058)	(2)%
Number of employees (average full-time equivalent)	16,103	16,331	12,363	3,740	30%	(228)	(1)%

Impacts of Significant Items:

	Three Months Ended
	June 30,	March 31,	June 30,
(dollar amounts in thousands)	2017	2017	2016
Personnel costs	$17,934	$19,555	$4,732
Outside data processing and other services	6,246	14,475	3,045
Equipment	3,994	5,763	3
Net occupancy	14,415	23,342	490
Professional services	3,804	4,218	10,709
Marketing	112	816	241
Other expense	3,738	5,126	1,569
Total noninterest expense adjustments	$50,243	$73,295	$20,789

Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Three Months Ended			2Q17 vs. 2Q16		2Q17 vs. 1Q17
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in thousands)	2017	2017	2016	Amount	Percent	Amount	Percent
Personnel costs	$374,063	$362,445	$294,217	$79,846	27%	$11,618	3%
Outside data processing and other services	68,923	72,727	59,992	8,931	15	(3,804)	(5)
Equipment	38,930	40,937	31,802	7,128	22	(2,007)	(5)
Net occupancy	38,198	44,358	30,214	7,984	26	(6,160)	(14)
Professional services	14,386	14,077	10,779	3,607	33	309	2
Marketing	18,731	13,107	14,532	4,199	29	5,624	43
Deposit and other insurance expense	20,418	20,099	12,187	8,231	68	319	2
Amortization of intangibles	14,242	14,355	3,600	10,642	296	(113)	(1)
Other expense	56,230	52,022	45,549	10,681	23	4,208	8
Total adjusted noninterest expense (Non-GAAP)	$644,121	$634,127	$502,872	$141,249	28%	$9,994	2%

2017 Second Quarter versus 2016 Second Quarter
Reported noninterest expense for the 2017 second quarter increased $171 million, or 33%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition, including Significant Items. Personnel costs increased $93 million, or 31%, primarily reflecting a 30% increase in average full-time equivalent employees and a $13 million net increase in acquisition-related personnel expense. Deposit and other insurance expense increased $8 million, or 68%, reflecting the larger assessment base and the FDIC Large Institution Surcharge implemented during the 2016 third quarter.
2017 Second Quarter versus 2017 First Quarter
Reported noninterest expense decreased $13 million, or 2%, from the 2017 first quarter, including a $23 million net decrease in Significant Items. Net occupancy costs decreased $15 million, or 22%, reflecting a $9 million net decrease in acquisition-related expenses and the branch consolidations completed during the 2017 first quarter. Partially offsetting those decreases, personnel costs increased $10 million, or 3%, reflecting the implementation of annual merit increases and grant of annual long-term equity incentive compensation, both in May, partially offset by a $2 million net decrease in acquisition-related expenses.

Table 9 - Noninterest Expense—2017 First Six Months vs. 2016 First Six Months
(dollar amounts in thousands)
	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Personnel costs	$773,997	$584,346	$189,651	32%
Outside data processing and other services	162,371	124,915	37,456	30
Equipment	89,624	64,381	25,243	39
Net occupancy	120,313	62,180	58,133	93
Professional services	36,485	35,026	1,459	4
Marketing	32,766	27,041	5,725	21
Deposit and other insurance expense	40,517	23,395	17,122	73
Amortization of intangibles	28,597	7,312	21,285	291
Other expense	117,116	86,145	30,971	36
Total noninterest expense	$1,401,786	$1,014,741	$387,045	38%
Impacts of Significant Items:

	Six Months Ended June 30,
	2017	2016
Personnel costs	$37,489	$5,206
Outside data processing and other services	20,721	3,408
Equipment	9,757	3
Net occupancy	37,757	510
Professional services	8,022	14,997
Marketing	928	254
Other expense	8,864	2,817
Total noninterest expense adjustments	$123,538	$27,195
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in Additional Disclosures section):

	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Personnel costs	$736,508	$579,140	$157,368	27%
Outside data processing and other services	141,650	121,507	20,143	17
Equipment	79,867	64,378	15,489	24
Net occupancy	82,556	61,670	20,886	34
Professional services	28,463	20,029	8,434	42
Marketing	31,838	26,787	5,051	19
Deposit and other insurance expense	40,517	23,395	17,122	73
Amortization of intangibles	28,597	7,312	21,285	291
Other expense	108,252	83,328	24,924	30
Total adjusted noninterest expense (Non-GAAP)	$1,278,248	$987,546	$290,702	29%

Reported noninterest expense increased $387 million, or 38%, from the year-ago period, primarily reflecting the impact of the FirstMerit acquisition, including Significant Items. Personnel costs increased $190 million, or 32%, primarily reflecting a 30% increase in the number of average full-time equivalent employees largely related to the addition of colleagues from FirstMerit and the in-store branch expansion. Net occupancy expense increased $58 million, or 93%, primarily reflecting $38 million of acquisition-related expense. Outside data processing and other services increased $37 million, or 30%, primarily reflecting $21 million of acquisition-related expense.

Provision for Income Taxes
The provision for income taxes in the 2017 second quarter was $79 million. This compared with a provision for income taxes of $54 million in the 2016 second quarter and $59 million in the 2017 first quarter. The provision for income taxes for the six month periods ended June 30, 2017 and June 30, 2016 was $138 million and $109 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. The net federal deferred tax asset was $41 million and the net state deferred tax asset was $37 million at June 30, 2017.
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
We continue to focus on the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our portfolio management resources demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2016 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition
(dollar amounts in millions)

	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
Ending Balances by Type:
Commercial:
Commercial and industrial	$27,969	41%	$28,176	42%	$28,059	42%	$27,668	42%	$21,372	41%
Commercial real estate:
Construction	1,145	2	1,107	2	1,446	2	1,414	2	856	2
Commercial	6,000	9	5,986	9	5,855	9	5,842	9	4,466	7
Commercial real estate	7,145	11	7,093	11	7,301	11	7,256	11	5,322	9
Total commercial	35,114	52	35,269	53	35,360	53	34,924	53	26,694	50
Consumer:
Automobile	11,555	17	11,155	17	10,969	16	10,791	16	10,381	20
Home equity	9,966	15	9,974	15	10,106	15	10,120	15	8,447	17
Residential mortgage	8,237	12	7,829	12	7,725	12	7,665	12	6,377	12
RV and marine finance	2,178	3	1,935	2	1,846	3	1,840	3	—	—
Other consumer	1,009	1	936	1	956	1	964	1	644	1
Total consumer	32,945	48	31,829	47	31,602	47	31,380	47	25,849	50
Total loans and leases	$68,059	100%	$67,098	100%	$66,962	100%	$66,304	100%	$52,543	100%

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2016 are consistent with the portfolio growth metrics.

Table 11 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)

	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
Commercial loans:
Real estate and rental and leasing	$7,588	12%	$7,482	12%	$7,545	11%	$7,513	12%	$5,345	10%
Manufacturing	4,916	7	5,048	8	4,937	7	4,931	7	3,392	6
Retail trade (1)	4,805	7	4,902	7	4,758	7	4,588	7	3,884	7
Finance and insurance	3,051	4	2,844	4	2,010	3	2,289	3	1,682	3
Health care and social assistance	2,699	4	2,727	4	2,729	4	2,638	4	1,776	3
Wholesale trade	2,058	3	2,181	3	2,071	3	2,009	3	1,311	2
Professional, scientific, and technical services	1,660	2	1,240	2	1,264	2	1,228	2	839	2
Transportation and warehousing	1,284	2	1,382	2	1,366	2	1,357	2	1,244	2
Accommodation and food services	1,261	2	1,652	2	1,678	3	1,612	2	1,157	2
Construction	1,232	2	924	1	875	1	889	1	674	1
Other services	928	1	1,278	2	1,223	2	1,205	2	978	2
Utilities	570	1	463	1	470	1	480	1	371	1
Mining, quarrying, and oil and gas extraction	501	1	511	1	668	1	704	1	691	1
Educational services	469	1	544	1	501	1	495	1	495	1
Arts, entertainment, and recreation	458	1	506	1	556	1	437	1	293	1
Information	444	1	454	1	473	1	475	1	325	1
Admin., support, waste management and remediation services	433	1	427	1	429	1	409	1	324	1
Public administration	274	—	266	—	272	—	273	—	282	1
Agriculture, forestry, fishing and hunting	203	—	170	—	151	—	161	—	132	—
Management of companies and enterprises	97	—	100	—	96	—	95	—	84	—
Unclassified, other	183	—	167	—	1,288	2	1,135	2	1,415	3
Total commercial loans by industry category	35,114	52	35,268	53	35,360	53	34,923	53	26,694	50
Automobile loans and leases	11,555	17	11,155	17	10,969	16	10,791	16	10,381	20
Home Equity	9,966	15	9,974	15	10,106	15	10,120	15	8,447	17
Residential mortgage	8,237	12	7,829	12	7,725	12	7,665	12	6,377	12
RV and marine finance	2,178	3	1,935	2	1,846	3	1,840	3	—	—
Other consumer loans	1,009	1	936	1	956	1	965	1	644	1
Total loans and leases	$68,059	100%	$67,097	100%	$66,962	100%	$66,304	100%	$52,543	100%

(1)
Amounts include $3.2 billion, $3.3 billion, $3.2 billion, $3.0 billion and $2.7 billion of auto dealer floorplan loans at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

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
Credit quality performance in the 2017 second quarter reflected continued overall positive results with stable levels of delinquencies and criticized loans and a 9% decline in NPAs. Total NCOs were $36 million, or 0.21%, of average total loans and leases.  Net charge-offs decreased by $3 million from the prior quarter, with the improvement centered in the automobile portfolio. The ACL to total loans and leases ratio declined by 3 basis points to 1.11%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2016 Form 10-K.)
NPAs and NALs
Of the $212 million of CRE and C&I-related NALs at June 30, 2017, $132 million, or 62%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine and other consumer loans are charged-off at 120-days past due.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Nonaccrual loans and leases (NALs):
Commercial and industrial	$195,279	$232,171	$234,184	$220,862	$289,811
Commercial real estate	16,763	13,889	20,508	21,300	23,663
Automobile	3,825	4,881	5,766	4,777	5,049
Home equity	67,940	69,575	71,798	69,044	56,845
Residential mortgage	80,306	80,686	90,502	88,155	85,174
RV and marine finance	341	106	245	96	—
Other consumer	2	2	—	—	5
Total nonaccrual loans and leases	364,456	401,310	423,003	404,234	460,547
Other real estate:
Residential	26,890	31,786	30,932	34,421	26,653
Commercial	16,926	18,101	19,998	36,915	2,248
Total other real estate	43,816	49,887	50,930	71,336	28,901
Other NPAs (1)	6,906	6,910	6,968	—	376
Total nonperforming assets	$415,178	$458,107	$480,901	$475,570	$489,824

Nonaccrual loans and leases as a % of total loans and leases	0.54%	0.60%	0.63%	0.61%	0.88%
NPA ratio (2)	0.61	0.68	0.72	0.72	0.93
(NPA+90days)/(Loan+OREO)	0.81	0.87	0.91	0.92	1.12

(1)	Other nonperforming assets includes certain impaired investment securities.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
2017 Second Quarter versus 2016 Fourth Quarter.
Total NPAs decreased by $66 million, or 14%, compared with December 31, 2016 primarily as a result of decreases in the C&I and residential portfolios NALs and a 14% decrease in OREO. The C&I decline was a result of significant payoffs and return to accrual of large relationships that were identified as NAL in the fourth quarter of 2016.  The residential mortgage decline was a function of improved delinquencies partially as a result of the efforts by our Home Savers Group actively working with our customers.
TDR Loans
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "TDR Loans" section of our 2016 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been between 80% and 84%, as borrowers continue to make their monthly payments in accordance with the modified terms.  From a payment standpoint, over 80% of the $507 million of accruing TDRs secured by residential real estate (Residential mortgage and Home Equity in Table 13) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in thousands)

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Troubled debt restructured loans—accruing:
Commercial and industrial	$270,372	$222,303	$210,119	$232,740	$232,112
Commercial real estate	74,429	81,202	76,844	80,553	85,015
Automobile	28,140	27,968	26,382	27,843	25,892
Home equity	268,731	271,258	269,709	275,601	203,047
Residential mortgage	238,087	239,175	242,901	251,529	256,859
RV and marine finance	950	581	—	—	—
Other consumer	4,017	4,128	3,780	4,102	4,522
Total troubled debt restructured loans—accruing	884,726	846,615	829,735	872,368	807,447
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	89,757	88,759	107,087	70,179	77,592
Commercial real estate	3,823	4,357	4,507	5,672	6,833
Automobile	4,291	4,763	4,579	4,437	4,907
Home equity	28,667	29,090	28,128	28,009	21,145
Residential mortgage	55,590	59,773	59,157	62,027	63,638
RV and marine finance	381	106	—	—	—
Other consumer	109	117	118	142	142
Total troubled debt restructured loans—nonaccruing	182,618	186,965	203,576	170,466	174,257
Total troubled debt restructured loans	$1,067,344	$1,033,580	$1,033,311	$1,042,834	$981,704
Accruing TDRs increased by $55 million compared with December 31, 2016, primarily as a result of the addition of C&I loans that meet the well secured definition.
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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 14 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)

	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
Allowance for Credit Losses
Commercial
Commercial and industrial	$367,956	41%	$380,504	42%	$355,424	42%	$333,101	42%	$323,465	41%
Commercial real estate	106,620	11	99,804	11	95,667	11	98,694	11	101,042	9
Total commercial	474,576	52	480,308	53	451,091	53	431,795	53	424,507	50
Consumer
Automobile	48,322	17	46,402	17	47,970	16	42,584	16	50,531	20
Home equity	62,941	15	64,900	15	65,474	15	69,866	15	76,482	17
Residential mortgage	33,304	12	35,559	12	33,398	12	36,510	12	42,392	12
RV and marine finance	7,665	3	4,022	2	5,311	3	4,289	3	—	—
Other consumer	41,188	1	41,389	1	35,169	1	31,854	1	29,152	1
Total consumer	193,420	48	192,272	47	187,322	47	185,103	47	198,557	50
Total allowance for loan and lease losses	667,996	100%	672,580	100%	638,413	100%	616,898	100%	623,064	100%
Allowance for unfunded loan commitments	85,359		91,838		97,879		88,433		73,748
Total allowance for credit losses	$753,355		$764,418		$736,292		$705,331		$696,812
Total allowance for loan and leases losses as % of:
Total loans and leases		0.98%		1.00%		0.95%		0.93%		1.19%
Nonaccrual loans and leases		183		168		151		153		135
Nonperforming assets		161		147		133		130		127
Total allowance for credit losses as % of:
Total loans and leases		1.11%		1.14%		1.10%		1.06%		1.33%
Nonaccrual loans and leases		207		190		174		174		151
Nonperforming assets		181		167		153		148		142

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2017 Second Quarter versus 2016 Fourth Quarter
At June 30, 2017, the ALLL was $668 million, compared to $638 million at December 31, 2016. The $30 million, or 5%, increase in the ALLL relates to an increase in Criticized/Classified assets in the C&I portfolio and growth in the Other consumer loan category.
The ACL to total loans ratio was 1.11% at June 30, 2017, compared with 1.10% at December 31, 2016. Management believes the ratio is appropriate given the overall moderate-to-low risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans. We believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.
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

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due with the exception of Huntington Technology Finance administrative lease delinquencies. Automobile loans, RV and marine finance and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

Table 15 - Quarterly Net Charge-off Analysis
(dollar amounts in thousands)
	Three Months Ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$12,870	$8,096	$3,702
Commercial real estate:
Construction	83	(3,137)	(377)
Commercial	(3,638)	895	(296)
Commercial real estate	(3,555)	(2,242)	(673)
Total commercial	9,315	5,854	3,029
Consumer:
Automobile	8,318	12,407	4,320
Home equity	1,218	1,662	1,078
Residential mortgage	1,052	2,595	776
RV and marine finance	1,875	2,363	—
Other consumer	14,262	14,557	7,552
Total consumer	26,725	33,584	13,726
Total net charge-offs	$36,040	$39,438	$16,755

	Three Months Ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.18%	0.12%	0.07%
Commercial real estate:
Construction	0.03	(0.96)	(0.17)
Commercial	(0.24)	0.06	(0.03)
Commercial real estate	(0.20)	(0.12)	(0.05)
Total commercial	0.11	0.07	0.05
Consumer:
Automobile	0.29	0.45	0.17
Home equity	0.05	0.07	0.05
Residential mortgage	0.05	0.13	0.05
RV and marine finance	0.37	0.50	—
Other consumer	5.81	6.33	4.93
Total consumer	0.33	0.42	0.22
Net charge-offs as a % of average loans	0.21%	0.24%	0.13%

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
2017 Second Quarter versus 2017 First Quarter
NCOs were an annualized 0.21% of average loans and leases in the current quarter, a decrease from 0.24% in the 2017 first quarter, still below our long-term expectation of 0.35% - 0.55%. Commercial charge-offs were slightly higher for the quarter, but well within our expected performance range. Consumer charge-offs were lower for the quarter, driven by an improvement in the Automobile portfolio resulting from seasonality trends which were consistent with our expectations. Given the low level of C&I and CRE NCO’s, we expect some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO detail for the six-month periods ended June 30, 2017 and 2016:

Table 16 - Year to Date Net Charge-off Analysis
(dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$20,966	$10,216
Commercial real estate:
Construction	(3,054)	(481)
Commercial	(2,743)	(17,668)
Commercial real estate	(5,797)	(18,149)
Total commercial	15,169	(7,933)
Consumer:
Automobile	20,725	11,090
Home equity	2,880	4,759
Residential mortgage	3,647	2,423
RV and marine finance	4,238	—
Other consumer	28,819	14,968
Total consumer	60,309	33,240
Total net charge-offs	$75,478	$25,307

	Six Months Ended June 30,
	2017	2016
Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.15%	0.10%
Commercial real estate:
Construction	(0.50)	(0.11)
Commercial	(0.09)	(0.82)
Commercial real estate	(0.16)	(0.70)
Total commercial	0.09	(0.06)
Consumer:
Automobile	0.37	0.22
Home equity	0.06	0.11
Residential mortgage	0.09	0.08
RV and marine finance	0.43	—
Other consumer	5.93	5.04
Total consumer	0.38	0.27
Net charge-offs as a % of average loans	0.22%	0.10%
2017 First Six Months versus 2016 First Six Months
NCOs were $75.5 million, a $50 million increase from the same period in the prior year. The increase primarily relates to the FirstMerit acquisition as well as one large commercial recovery in the prior year period. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

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
Interest Rate Risk

Table 17 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-2.0%	-4.0%
June 30, 2017	-0.6%	2.8%	5.5%
December 31, 2016	-1.0%	2.7%	5.6%
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
Our NII at Risk is within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk shows that the balance sheet is asset sensitive at both June 30, 2017, and December 31, 2016.

Table 18 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-5.0%	-12.0%
June 30, 2017	-1.2%	3.2%	4.7%
December 31, 2016	-0.6%	0.9%	0.2%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which deposit costs reach zero percent.
We are within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE depicts a moderate level of long-term interest rate risk, which indicates the balance sheet is positioned favorably for rising interest rates. The EVE increase at June 30, 2017 from December 31, 2016 is primarily the result of a change in the average life assumptions for certain loans, deposits and securities.
MSRs
(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2017, we had a total of $189 million of capitalized MSRs representing the right to service $19.1 billion in mortgage loans. Of this $189 million, $13 million was recorded using the fair value method and $176 million was recorded using the amortization method.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 95% of total deposits at June 30, 2017. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $14.7 billion as of June 30, 2017.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2017, these core deposits funded 71% of total assets (105% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $22 million and $23 million at June 30, 2017 and December 31, 2016, respectively.
The following table reflects deposit composition detail for each of the last five quarters:

Table 19 - Deposit Composition
(dollar amounts in millions)
	June 30,		March 31,		December 31,		September 30,		June 30,
	2017		2017		2016		2016		2016
By Type:
Demand deposits—noninterest-bearing	$21,420	28%	$21,489	28%	$22,836	30%	$23,426	30%	$16,324	30%
Demand deposits—interest-bearing	17,113	23	18,618	24	15,676	21	15,730	20	8,412	15
Money market deposits	19,423	26	18,664	24	18,407	24	18,604	24	19,480	34
Savings and other domestic deposits	11,758	15	12,043	16	11,975	16	12,418	16	5,341	10
Core certificates of deposit	2,088	3	2,188	3	2,535	3	2,724	4	1,866	4
Total core deposits:	71,802	95	73,002	95	71,429	94	72,902	94	51,423	93
Other domestic deposits of $250,000 or more	441	1	524	1	394	1	391	1	380	1
Brokered deposits and negotiable CDs	3,690	4	3,897	4	3,785	5	3,972	5	3,017	6
Deposits in foreign offices	—	—	—	—	—	—	140	—	223	—
Total deposits	$75,933	100%	$77,423	100%	$75,608	100%	$77,405	100%	$55,043	100%
Total core deposits:
Commercial	$32,201	45%	$32,963	45%	$31,887	45%	$32,936	45%	$24,308	47%
Consumer	39,601	55	40,039	55	39,542	55	39,966	55	27,115	53
Total core deposits	$71,802	100%	$73,002	100%	$71,429	100%	$72,902	100%	$51,423	100%
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $30.4 billion and $19.7 billion at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, total wholesale funding was $17.2 billion, an increase from $16.2 billion at December 31, 2016. The increase from year-end primarily relates to an increase in short-term borrowings.
Liquidity Coverage Ratio
On September 3, 2014, the U.S. banking regulators adopted a final LCR for internationally active banking organizations, generally those with $250 billion or more in total assets, and a Modified LCR rule for banking organizations, similar to Huntington, with $50 billion or more in total assets that are not internationally active banking organizations. The LCR is designed to promote the short-term resilience of the liquidity risk profile of banks to which it applies. The Modified LCR requires Huntington to maintain HQLA to meet its net cash outflows over a prospective 30 calendar-day period, which takes into account the potential impact of idiosyncratic and market-wide shocks. The Modified LCR transition period began on January 1, 2016, with Huntington required to maintain HQLA equal to 90 percent of the stated requirement. The ratio increased to 100 percent on January 1, 2017. At June 30, 2017, Huntington was in compliance with the Modified LCR requirement.
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
At June 30, 2017, the parent company had $1.8 billion in cash and cash equivalents, up slightly from December 31, 2016.
On July 19, 2017, the board of directors declared a quarterly common stock cash dividend of $0.08 per common share. The dividend is payable on October 2, 2017, to shareholders of record on September 18, 2017. Based on the current quarterly dividend of $0.08 per common share, cash demands required for common stock dividends are estimated to be approximately $87 million per quarter. On July 19, 2017, the board of directors declared a quarterly Series A, Series B, Series C, and Series D Preferred Stock dividend payable on October 16, 2017 to shareholders of record on October 1, 2017. Based on the current dividend, cash demands required for Series A, Series B, Series C, and Series D Preferred Stock are estimated to be approximately $8 million, $0.3 million, $1.5 million, and $9 million per quarter, respectively.
During the first six months of 2017, the Bank returned capital totaling $331 million to the holding company. Additionally, the Bank paid a preferred dividend to the holding company of $22 million during the first six months of 2017. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 20 - Regulatory Capital Data
(dollar amounts in millions)

		Basel III
		June 30, 2017	March 31, 2017	December 31, 2016
Total risk-weighted assets	Consolidated	$78,366	$77,559	$78,263
	Bank	78,489	77,534	78,242
Common equity tier I risk-based capital	Consolidated	7,740	7,551	7,486
	Bank	8,367	8,146	8,153
Tier 1 risk-based capital	Consolidated	8,809	8,619	8,547
	Bank	9,238	9,015	9,086
Tier 2 risk-based capital	Consolidated	1,640	1,663	1,668
	Bank	1,706	1,745	1,732
Total risk-based capital	Consolidated	10,449	10,282	10,215
	Bank	10,944	10,760	10,818
Tier 1 leverage ratio	Consolidated	8.98%	8.76%	8.70%
	Bank	9.43	9.18	9.29
Common equity tier I risk-based capital ratio	Consolidated	9.88	9.74	9.56
	Bank	10.66	10.51	10.42
Tier 1 risk-based capital ratio	Consolidated	11.24	11.11	10.92
	Bank	11.77	11.63	11.61
Total risk-based capital ratio	Consolidated	13.33	13.26	13.05
	Bank	13.94	13.88	13.83
At June 30, 2017, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
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
Shareholders’ equity totaled $10.7 billion at June 30, 2017, an increase of $0.3 billion when compared with December 31, 2016.
On June 28, 2017, Huntington was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted in the 2017 Comprehensive Capital Analysis and Review (“CCAR”). These actions included a 38% increase in the quarterly dividend per common share to $0.11, starting in the fourth quarter of 2017, the repurchase of up to $308 million of common stock over the next four quarters (July 1, 2017 through June 30, 2018), subject to authorization by the Board of Directors, and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities.
On July 19, 2017, the Board authorized the repurchase of up to $308 million of common shares over the four quarters through the 2018 second quarter. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.
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
BUSINESS SEGMENT DISCUSSION
Overview
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have four major business segments: Consumer and Business Banking, Commercial Banking, Commercial Real Estate and Vehicle Finance (CREVF), and Regional Banking and The Huntington Private Client Group (RBHPCG). A Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
Business segment results are determined based upon our management accounting practices, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.
We announced a change within our executive leadership team, which became effective during the 2017 second quarter. As a result, the previously reported Home Lending segment is now included as an operating unit within the Consumer and Business Banking segment. Additionally, the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG during the quarter. Prior period results have been reclassified to conform to the current period presentation.
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

Net Income by Business Segment
The segregation of net income by business segment for the six-month periods ending June 30, 2017 and June 30, 2016 is presented in the following table:

Table 21 - Net Income (Loss) by Business Segment
(dollar amounts in thousands)
	Six Months Ended June 30,
	2017	2016
Consumer and Business Banking	$201,290	$129,151
Commercial Banking	160,991	77,513
CREVF	106,919	87,848
RBHPCG	42,678	27,240
Treasury / Other	(32,043)	24,102
Net income	$479,835	$345,854
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.
Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and any investment security and trading asset gains or losses. Noninterest expense includes $124 million of FirstMerit acquisition-related expense in 2017 first six-month period, certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Consumer and Business Banking

Table 22 - Key Performance Indicators for Consumer and Business Banking
(dollar amounts in thousands unless otherwise noted)
	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Net interest income	$828,936	$562,423	$266,513	47%
Provision for credit losses	50,181	30,750	19,431	63
Noninterest income	354,970	284,002	70,968	25
Noninterest expense	824,048	616,981	207,067	34
Provision for income taxes	108,387	69,543	38,844	56
Net income	$201,290	$129,151	$72,139	56%
Number of employees (average full-time equivalent)	8,737	6,543	2,194	34%
Total average assets (in millions)	$25,283	$18,951	$6,332	33
Total average loans/leases (in millions)	20,479	16,227	4,252	26
Total average deposits (in millions)	45,461	31,428	14,033	45
Net interest margin	3.78%	3.68%	0.10%	3
NCOs	$48,576	$28,948	$19,628	68
NCOs as a % of average loans and leases	0.47%	0.35%	0.12%	34
2017 First Six Months vs. 2016 First Six Months
Consumer and Business Banking, including Home Lending, reported net income of $201 million in the first six-month period of 2017, an increase of $72 million, or 56%, compared to the year-ago period. Results were predominately impacted by the FirstMerit acquisition. Segment net interest income increased $267 million, or 47%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $19 million, or 63%, driven by an increase in the allowance as well as increased NCOs. Noninterest income increased $71 million, or 25%, due to an increase in net mortgage servicing revenue, card and payment processing income and service charges on deposit accounts, which were driven by higher debit card-related transaction volumes and an increase in the number of households. In addition, SBA loan sales gains contributed to improved noninterest income. Noninterest expense increased $207 million, or 34%, due to an increase in personnel and occupancy expense related to the addition of FirstMerit branches and colleagues. Higher allocated expenses also contributed to the increase in noninterest expense.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $4 million in the first six-month period of 2017, a decrease of $5 million, or 55%, compared to the year-ago period. Results were impacted by the FirstMerit acquisition. Net interest income increased $4 million, or 16%, which primarily reflects higher residential mortgage balances and lower FTP funding costs. The provision for credit losses increased $4 million, primarily due to an increase in the allowance in for the residential mortgage portfolio held by Home Lending. Noninterest income increased by $10 million, or 31%, primarily due to favorable net MSR hedge-related activities and net servicing income. Income from higher origination volumes was predominately offset by lower spreads on origination volume. Noninterest expense increased $18 million, or 36%, primarily due to higher personnel costs related to the FirstMerit acquisition and higher origination volume.

Commercial Banking

Table 23 - Key Performance Indicators for Commercial Banking
(dollar amounts in thousands unless otherwise noted)
	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Net interest income	$343,285	$212,240	$131,045	62%
Provision for credit losses	11,798	29,423	(17,625)	(60)
Noninterest income	117,573	95,484	22,089	23
Noninterest expense	201,382	159,050	42,332	27
Provision for income taxes	86,687	41,738	44,949	108
Net income	$160,991	$77,513	$83,478	108%
Number of employees (average full-time equivalent)	1,087	833	254	30%
Total average assets (in millions)	$24,000	$17,553	$6,447	37
Total average loans/leases (in millions)	19,075	13,804	5,271	38
Total average deposits (in millions)	18,725	14,072	4,653	33
Net interest margin	3.35%	2.88%	0.47%	16
NCOs	$6,416	$16,261	$(9,845)	(61)
NCOs as a % of average loans and leases	0.07%	0.23%	(0.16)%	(70)
2017 First Six Months vs. 2016 First Six Months
Commercial Banking reported net income of $161 million in the first six-month period of 2017, an increase of $83 million, or 108%, compared to the year-ago period. Results were predominately impacted by the FirstMerit acquisition. Segment net interest income increased $131 million, or 62%, primarily due to an increase in both average loans and deposits combined with a 47 basis point increase in net interest margin. The provision for credit losses decreased $18 million, or 60%, driven by a reduction in NCOs and improvement in energy related credits. Noninterest income increased $22 million, or 23%, largely driven by an increase in loan commitment and other fees, deposit service charges and capital markets related revenues. Noninterest expense increased $42 million, or 27%, primarily due to an increase in personnel expense, allocated expenses, and amortization of intangibles, partially offset by a decrease in operating lease expense.

Commercial Real Estate and Vehicle Finance

Table 24 - Commercial Real Estate and Vehicle Finance
(dollar amounts in thousands unless otherwise noted)
	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Net interest income	$279,700	$191,214	$88,486	46%
Provision (reduction in allowance) for credit losses	30,342	(6,909)	37,251	N.R.
Noninterest income	23,768	17,950	5,818	32
Noninterest expense	108,635	80,922	27,713	34
Provision for income taxes	57,572	47,303	10,269	22
Net income	$106,919	$87,848	$19,071	22%
Number of employees (average full-time equivalent)	402	310	92	30%
Total average assets (in millions)	$23,903	$18,329	$5,574	30
Total average loans/leases (in millions)	22,811	17,288	5,523	32
Total average deposits (in millions)	1,825	1,649	176	11
Net interest margin	2.45%	2.18%	0.27%	12
NCOs	$19,500	$(16,888)	$36,388	N.R.
NCOs as a % of average loans and leases	0.17%	(0.19)%	0.36%	N.R.
N.R. - Not relevant.
2017 First Six Months vs. 2016 First Six Months
CREVF reported net income of $107 million in the first six-month period of 2017, an increase of $19 million, or 22%, compared to the year-ago period. Results were positively impacted by the FirstMerit acquisition, offset in part by a higher provision for credit losses reflecting significant commercial real estate recoveries in the year ago period. Segment net interest income increased $88 million or 46%, due to both higher loan balances and a 27 basis point increase in the net interest margin primarily reflecting the purchase accounting impact of the acquired loan portfolios. Noninterest income increased $6 million, or 32%, primarily due to a $3 million increase in gains on various equity investments associated with mezzanine lending related activities. Noninterest expense increased $28 million, or 34%, primarily due to an increase in personnel costs and other allocated costs attributed to higher production and portfolio balance levels.

Regional Banking and The Huntington Private Client Group

Table 25 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
(dollar amounts in thousands unless otherwise noted)
	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Net interest income	$95,492	$70,503	$24,989	35%
Provision (reduction in allowance) for credit losses	295	(1,173)	1,468	N.R.
Noninterest income	94,395	79,403	14,992	19
Noninterest expense	123,934	109,172	14,762	14
Provision for income taxes	22,980	14,667	8,313	57
Net income	$42,678	$27,240	$15,438	57%
Number of employees (average full-time equivalent)	1,034	930	104	11%
Total average assets (in millions)	$5,401	$4,265	$1,136	27
Total average loans/leases (in millions)	4,699	3,861	838	22
Total average deposits (in millions)	5,927	4,819	1,108	23
Net interest margin	3.33%	2.95%	0.38%	13
NCOs	$987	$(3,013)	$4,000	N.R.
NCOs as a % of average loans and leases	0.04%	(0.16)%	0.20%	N.R.
Total assets under management (in billions)—eop (1)	$17.6	$16.8	$0.8	5
Total trust assets (in billions)—eop (1)	101.6	93.3	8.3	9
N.R. - Not relevant.
eop - End of Period.

(1)	Includes assets associated with FirstMerit.
2017 First Six Months vs. 2016 First Six Months
RBHPCG reported net income of $43 million in the first six-month period of 2017, an increase of $15 million, or 57%, compared to the year-ago period. Results were predominately impacted by the FirstMerit acquisition. Net interest income increased $25 million, or 35%, due to an increase in average total deposits and loans combined with a 38 basis point increase in net interest margin. The increase in average total loans was primarily due to strong growth in commercial and portfolio mortgage loans combined with balance growth from the FirstMerit acquisition, while the increase in average total deposits was mainly due to the acquisition combined with growth in interest checking balances from the Private Client Account. The provision for credit losses increased $1 million, due to lower recoveries in the current period. Noninterest income increased $15 million, or 19%, primarily due to increased trust and investment management revenue related to the increase in trust assets and assets under management that resulted primarily from the FirstMerit acquisition. Noninterest expense increased $15 million, or 14%, as a result of increased personnel expenses and amortization of intangibles resulting from the FirstMerit acquisition.
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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the possibility that the anticipated benefits of the merger with FirstMerit Corporation are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we do business; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger with FirstMerit Corporation; and other factors that may affect our future results. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which are on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, http://www.huntington.com, under the heading “Publications and Filings” and in other documents we file with the SEC.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands, except number of shares)	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$1,515,476	$1,384,770
Interest-bearing deposits in banks	77,148	58,267
Trading account securities	94,767	133,295
Loans held for sale (includes $654,087 and $438,224 respectively, measured at fair value)(1)	748,077	512,951
Available-for-sale and other securities	15,388,306	15,562,837
Held-to-maturity securities	8,279,577	7,806,939
Loans and leases (includes $103,741 and $82,319 respectively, measured at fair value)(1)	68,059,310	66,961,996
Allowance for loan and lease losses	(667,996)	(638,413)
Net loans and leases	67,391,314	66,323,583
Bank owned life insurance	2,448,913	2,432,086
Premises and equipment	855,347	815,508
Goodwill	1,992,849	1,992,849
Other intangible assets	373,861	402,458
Servicing rights	224,656	225,578
Accrued income and other assets	2,016,488	2,062,976
Total assets	$101,406,779	$99,714,097
Liabilities and shareholders’ equity
Liabilities
Deposits	$75,933,373	$75,607,717
Short-term borrowings	4,552,877	3,692,654
Long-term debt	8,536,471	8,309,159
Accrued expenses and other liabilities	1,729,876	1,796,421
Total liabilities	90,752,597	89,405,951
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock	1,071,286	1,071,227
Common stock	10,932	10,886
Capital surplus	9,920,052	9,881,277
Less treasury shares, at cost	(31,288)	(27,384)
Accumulated other comprehensive loss	(350,357)	(401,016)
Retained (deficit) earnings	33,557	(226,844)
Total shareholders’ equity	10,654,182	10,308,146
Total liabilities and shareholders’ equity	$101,406,779	$99,714,097
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,093,162,464	1,088,641,251
Common shares outstanding	1,090,016,469	1,085,688,538
Treasury shares outstanding	3,145,995	2,952,713
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,702,571	2,702,571
Preferred shares outstanding	1,098,006	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 11.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and fee income:
Loans and leases	$699,838	$469,770	$1,375,772	$933,192
Available-for-sale and other securities
Taxable	78,292	40,992	154,577	80,606
Tax-exempt	18,695	13,795	37,382	26,814
Held-to-maturity securities—taxable	44,276	35,420	89,471	72,209
Other	5,323	5,681	9,582	10,088
Total interest income	846,424	565,658	1,666,784	1,122,909
Interest expense:
Deposits	42,287	22,324	77,077	45,342
Short-term borrowings	5,203	913	11,069	1,811
Federal Home Loan Bank advances	66	72	132	141
Subordinated notes and other long-term debt	54,356	36,468	104,019	66,668
Total interest expense	101,912	59,777	192,297	113,962
Net interest income	744,512	505,881	1,474,487	1,008,947
Provision for credit losses	24,978	24,509	92,616	52,091
Net interest income after provision for credit losses	719,534	481,372	1,381,871	956,856
Service charges on deposit accounts	87,582	75,613	171,002	145,875
Cards and payment processing income	52,485	39,184	99,654	75,631
Mortgage banking income	32,268	31,591	63,960	50,134
Trust and investment management services	32,232	22,497	66,101	45,335
Insurance income	15,843	15,947	31,107	32,172
Brokerage income	16,294	14,599	32,052	30,101
Capital markets fees	16,836	13,037	31,036	26,047
Bank owned life insurance income	15,322	12,536	32,864	26,049
Gain on sale of loans	12,002	9,265	24,824	14,660
Net gains on sales of securities	3,694	732	3,710	732
Impairment losses recognized in earnings on available-for-sale securities	(3,559)	(76)	(3,583)	(76)
Other noninterest income	44,219	36,187	84,954	66,319
Total noninterest income	325,218	271,112	637,681	512,979
Personnel costs	391,997	298,949	773,997	584,346
Outside data processing and other services	75,169	63,037	162,371	124,915
Equipment	42,924	31,805	89,624	64,381
Net occupancy	52,613	30,704	120,313	62,180
Professional services	18,190	21,488	36,485	35,026
Marketing	18,843	14,773	32,766	27,041
Deposit and other insurance expense	20,418	12,187	40,517	23,395
Amortization of intangibles	14,242	3,600	28,597	7,312
Other noninterest expense	59,968	47,118	117,116	86,145
Total noninterest expense	694,364	523,661	1,401,786	1,014,741
Income before income taxes	350,388	228,823	617,766	455,094
Provision for income taxes	78,647	54,283	137,931	109,240
Net income	271,741	174,540	479,835	345,854
Dividends on preferred shares	18,889	19,874	37,767	27,872
Net income applicable to common shares	$252,852	$154,666	$442,068	$317,982

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share amounts)	2017	2016	2017	2016

Average common shares—basic	1,088,934	798,167	1,087,654	796,961
Average common shares—diluted	1,108,527	810,371	1,108,572	809,360
Per common share:
Net income—basic	$0.23	$0.19	$0.41	$0.40
Net income—diluted	0.23	0.19	0.40	0.39
Cash dividends declared	0.08	0.07	0.16	0.14
OTTI losses for the periods presented:
Total OTTI losses	$(3,563)	$(76)	$(3,589)	$(3,809)
Noncredit-related portion of loss recognized in OCI	4	—	6	3,733
Impairment losses recognized in earnings on available-for-sale securities	$(3,559)	$(76)	$(3,583)	$(76)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Net income	$271,741	$174,540	$479,835	$345,854
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	1,602	667	2,126	(1,682)
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	37,052	30,603	47,050	82,154
Total unrealized gains (losses) on available-for-sale and other securities	38,654	31,270	49,176	80,472
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	1,070	1,134	244	9,963
Change in accumulated unrealized losses for pension and other post-retirement obligations	779	840	1,239	1,681
Other comprehensive income (loss), net of tax	40,503	33,244	50,659	92,116
Comprehensive income	$312,244	$207,784	$530,494	$437,970
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

							Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
(dollar amounts in thousands, except per share amounts)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock
	Amount	Shares	Amount		Shares	Amount			Total
Six Months Ended June 30, 2016
Balance, beginning of period	$386,291	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
Net income								345,854	345,854
Other comprehensive income (loss)							92,116		92,116
Net proceeds from issuance of Series D preferred stock	584,987								584,987
Cash dividends declared:
Common ($0.14 per share)								(111,735)	(111,735)
Preferred Series A ($42.50 per share)								(15,407)	(15,407)
Preferred Series B ($16.63 per share)								(590)	(590)
Preferred Series D ($19.79 per share)								(11,875)	(11,875)
Recognition of the fair value of share-based compensation				27,799					27,799
Other share-based compensation activity		4,559	45	7,872				(3,004)	4,913
Other		—	—	76	(334)	(3,426)		(14)	(3,364)
Balance, end of period	$971,278	801,529	$8,015	$7,074,249	(2,375)	$(21,358)	$(134,042)	$(390,838)	$7,507,304

Six Months Ended June 30, 2017
Balance, beginning of period	$1,071,227	1,088,641	$10,886	$9,881,277	(2,953)	$(27,384)	$(401,016)	$(226,844)	$10,308,146
Net income								479,835	479,835
Other comprehensive income (loss)							50,659		50,659
Cash dividends declared:
Common ($0.16 per share)								(174,369)	(174,369)
Preferred Series A ($42.50 per share)								(15,406)	(15,406)
Preferred Series B ($18.95 per share)								(673)	(673)
Preferred Series C ($29.38 per share)								(2,938)	(2,938)
Preferred Series D ($31.25 per share)								(18,750)	(18,750)
Recognition of the fair value of share-based compensation				52,045					52,045
Other share-based compensation activity		4,514	45	(14,612)				(7,057)	(21,624)
Other	59	7	1	1,342	(193)	(3,904)		(241)	(2,743)
Balance, end of period	$1,071,286	1,093,162	$10,932	$9,920,052	(3,146)	$(31,288)	$(350,357)	$33,557	$10,654,182
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016
Operating activities
Net income	$479,835	$345,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	92,616	52,091
Depreciation and amortization	210,825	208,249
Share-based compensation expense	52,045	27,799
Net change in:
Trading account securities	38,528	1,708
Loans held for sale	(220,674)	(307,880)
Accrued income and other assets	(57,635)	(97,334)
Deferred income taxes	11,725	(6,864)
Accrued expense and other liabilities	(60,182)	70,554
Other, net	11,661	(7,539)
Net cash provided by (used for) operating activities	558,744	286,638
Investing activities
Change in interest bearing deposits in banks	19,474	6,942
Proceeds from:
Maturities and calls of available-for-sale and other securities	715,893	467,633
Maturities of held-to-maturity securities	523,309	495,645
Sales of available-for-sale and other securities	411,763	170,986
Purchases of available-for-sale and other securities	(1,891,781)	(1,405,035)
Purchases of held-to-maturity securities	(8,616)	—
Net proceeds from sales of portfolio loans	259,165	234,608
Net loan and lease activity, excluding sales and purchases	(1,429,367)	(2,220,929)
Purchases of premises and equipment	(112,566)	(19,846)
Proceeds from sales of other real estate	17,802	13,290
Purchases of loans and leases	(93,560)	(341,985)
Other, net	8,343	2,698
Net cash provided by (used for) investing activities	(1,580,141)	(2,595,993)
Financing activities
Increase (decrease) in deposits	325,656	(256,333)
Increase (decrease) in short-term borrowings	838,389	1,335,888
Net proceeds from issuance of long-term debt	1,060,697	1,051,794
Maturity/redemption of long-term debt	(843,019)	(255,750)
Dividends paid on preferred stock	(37,743)	(27,872)
Dividends paid on common stock	(174,168)	(112,087)
Proceeds from stock options exercised	6,884	3,887
Net proceeds from issuance of preferred stock	—	584,987
Payments related to tax-withholding for share based compensation awards	(24,593)	—
Other, net	—	4,865
Net cash provided by (used for) financing activities	1,152,103	2,329,379
Increase (decrease) in cash and cash equivalents	130,706	20,024
Cash and cash equivalents at beginning of period	1,384,770	847,156
Cash and cash equivalents at end of period	$1,515,476	$867,180

	Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016
Supplemental disclosures:
Interest paid	$185,107	$107,428
Income taxes paid	54,434	3,099
Non-cash activities
Loans transferred to held-for-sale from portfolio	298,331	266,527
Loans transferred to portfolio from held-for-sale	1,265	10,661
Transfer of loans to OREO	16,926	12,974
Transfer of securities to held to maturity from available for sale	992,760	—
See Notes to Unaudited Condensed Consolidated Financial Statements

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
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.
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
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update make targeted improvements to GAAP including, but not limited to, requiring an entity to measure its equity investments with changes in the fair value recognized in the income statement; requiring an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (i.e., FVO liability); requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; assessing deferred tax assets related to a net unrealized loss on AFS securities in combination with the entity’s other deferred tax assets; and eliminating some of the disclosures required by the existing GAAP while requiring entities to present and disclose some additional information. The new guidance is effective for the fiscal period beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendment is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
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
ASU 2017-04 - Simplifying the Test for Goodwill Impairment. The Update simplifies the goodwill impairment test. Under the new guidance, Step 2 of the goodwill impairment process that requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities, is eliminated. Instead, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendment is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
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
ASU 2017-09 - Stock Compensation Modification Accounting. The Update reduces the current diversity in practice and provides explicit guidance pertaining to the provisions of modification accounting. The Update clarifies that an entity should account for effects of modification unless the fair value, vesting conditions and the classification of the modified award are the same as of the original awards immediately before the original award is modified. The Update is effective prospectively for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Earlier application is permitted. The Update is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.
3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs and purchase accounting adjustments, which resulted in a net premium of $245 million and $120 million at June 30, 2017 and December 31, 2016, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2017 and December 31, 2016:

(dollar amounts in thousands)	June 30, 2017	December 31, 2016
Loans and leases:
Commercial and industrial	$27,969,151	$28,058,712
Commercial real estate	7,145,151	7,300,901
Automobile	11,555,137	10,968,782
Home equity	9,965,534	10,105,774
Residential mortgage	8,237,297	7,724,961
RV and marine finance	2,177,732	1,846,447
Other consumer	1,009,308	956,419
Loans and leases	68,059,310	66,961,996
Allowance for loan and lease losses	(667,996)	(638,413)
Net loans and leases	$67,391,314	$66,323,583
Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for purchased credit impaired loans for the three-month and six-month period ended June 30, 2017: and 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollar amounts in thousands)	2017	2017
FirstMerit
Balance, beginning of period	$37,372	$36,669
Accretion	(4,788)	(9,490)
Reclassification (to) from nonaccretable difference	3,925	9,330
Balance, end of period	$36,509	$36,509
The following table reflects the ending and unpaid balances of the purchase credit impaired loans at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	ALLL	Ending Balance	Unpaid Balance	ALLL
FirstMerit
Commercial and industrial	$54,942	$81,934	$970	$68,338	$100,031	$—
Commercial real estate	20,780	34,904	—	34,042	56,320	—
Total	$75,722	$116,838	$970	$102,380	$156,351	$—
During the second quarter 2017, an allowance for loan losses was recorded on the Commercial and industrial purchased credit-impaired portfolio for $1 million.

NALs and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the accounting policies related to the ACL.
The following table presents NALs by loan class at June 30, 2017 and December 31, 2016:

(dollar amounts in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$195,279	$234,184
Commercial real estate	16,763	20,508
Automobile	3,825	5,766
Home equity	67,940	71,798
Residential mortgage	80,306	90,502
RV and marine finance	341	245
Other consumer	2	—
Total nonaccrual loans	$364,456	$423,003
The following table presents an aging analysis of loans and leases, including past due loans, by loan class at June 30, 2017 and December 31, 2016: (1)

	June 30, 2017
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	$44,796	$13,608	$84,609	$143,013	$27,771,196	$54,942	$—	$27,969,151	$21,501	(2)
Commercial real estate	7,382	3,918	27,314	38,614	7,085,757	20,780	—	7,145,151	17,040
Automobile	68,600	15,241	8,716	92,557	11,461,169	—	1,411	11,555,137	8,594
Home equity	44,513	16,463	61,159	122,135	9,840,922	—	2,477	9,965,534	18,459
Residential mortgage	117,779	40,327	110,842	268,948	7,869,927	—	98,422	8,237,297	65,159	(3)
RV and marine finance	8,072	2,443	2,666	13,181	2,163,346	—	1,205	2,177,732	2,464
Other consumer	9,913	4,081	3,146	17,140	991,942	—	226	1,009,308	3,143
Total loans and leases	$301,055	$96,081	$298,452	$695,588	$67,184,259	$75,722	$103,741	$68,059,310	$136,360

	December 31, 2016
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	42,052	20,136	74,174	136,362	27,854,012	68,338	—	28,058,712	18,148	(2)
Commercial real estate	21,187	3,202	29,659	54,048	7,212,811	34,042	—	7,300,901	17,215
Automobile loans	76,283	17,188	10,442	103,913	10,862,715	—	2,154	10,968,782	10,182
Home equity	38,899	23,903	53,002	115,804	9,986,697	—	3,273	10,105,774	11,508
Residential mortgage	122,469	37,460	116,682	276,611	7,373,414	—	74,936	7,724,961	66,952	(3)
RV and marine finance	10,009	2,230	1,566	13,805	1,831,123	—	1,519	1,846,447	1,462
Other consumer	9,442	4,324	3,894	17,660	938,322	—	437	956,419	3,895
Total loans and leases	$320,341	$108,443	$289,419	$718,203	$66,059,094	$102,380	$82,319	$66,961,996	$129,362

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include loans guaranteed by government organizations.
Allowance for Credit Losses
Huntington maintains two reserves, both of which reflect management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change. See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the accounting policies related to the ACL.
The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation and is reduced by charge-offs, net of recoveries, and the ACL associated with loans sold or transferred to held for sale.

The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2017 and 2016:

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended June 30, 2017:
ALLL balance, beginning of period	$480,308	$192,272	$672,580
Loan charge-offs	(15,103)	(41,345)	(56,448)
Recoveries of loans previously charged-off	5,787	14,621	20,408
Provision for (reduction in allowance) loan and lease losses	3,585	27,872	31,457
Allowance for loans sold or transferred to loans held for sale	(1)	—	(1)
ALLL balance, end of period	$474,576	$193,420	$667,996
AULC balance, beginning of period	$88,899	$2,939	$91,838
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(6,072)	(407)	(6,479)
AULC balance, end of period	$82,827	$2,532	$85,359
ACL balance, end of period	$557,403	$195,952	$753,355
Six-month period ended June 30, 2017:
ALLL balance, beginning of period	$451,091	$187,322	$638,413
Loan charge-offs	(38,773)	(88,390)	(127,163)
Recoveries of loans previously charged-off	23,604	28,081	51,685
Provision for (reduction in allowance) loan and lease losses	38,729	66,407	105,136
Allowance for loans sold or transferred to loans held for sale	(75)	—	(75)
ALLL balance, end of period	$474,576	$193,420	$667,996
AULC balance, beginning of period	$86,543	$11,336	$97,879
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(3,716)	(8,804)	(12,520)
AULC balance, end of period	$82,827	$2,532	$85,359
ACL balance, end of period	$557,403	$195,952	$753,355

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended June 30, 2016:
ALLL balance, beginning of period	$422,441	$191,278	$613,719
Loan charge-offs	(16,933)	(26,612)	(43,545)
Recoveries of loans previously charged-off	13,904	12,886	26,790
Provision for (reduction in allowance) loan and lease losses	5,095	20,991	26,086
Allowance for loans sold or transferred to loans held for sale	—	14	14
ALLL balance, end of period	$424,507	$198,557	$623,064
AULC balance, beginning of period	$65,872	$9,453	$75,325
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(2,155)	578	(1,577)
AULC balance, end of period	$63,717	$10,031	$73,748
ACL balance, end of period	$488,224	$208,588	$696,812
Six-month period ended June 30, 2016:
ALLL balance, beginning of period	$398,753	$199,090	$597,843
Loan charge-offs	(45,882)	(57,355)	(103,237)
Recoveries of loans previously charged-off	53,815	24,115	77,930
Provision for (reduction in allowance) loan and lease losses	17,821	32,603	50,424
Allowance for loans sold or transferred to loans held for sale	—	104	104
ALLL balance, end of period	$424,507	$198,557	$623,064
AULC balance, beginning of period	$63,448	$8,633	$72,081
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	269	1,398	1,667
AULC balance, end of period	$63,717	$10,031	$73,748
ACL balance, end of period	$488,224	$208,588	$696,812
Credit Quality Indicators
See Note 4 “Loans / Leases and Allowance for Credit Losses” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
The following table presents each loan and lease class by credit quality indicator at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$26,006,917	$798,643	$1,138,508	$25,083	$27,969,151
Commercial real estate	6,923,159	88,932	132,017	1,043	7,145,151

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Consumer
Automobile	$5,728,416	$4,202,063	$1,350,925	$272,322	$11,553,726
Home equity	6,296,801	3,013,152	619,661	33,443	9,963,057
Residential mortgage	4,945,403	2,449,297	610,720	133,455	8,138,875
RV and marine finance	1,287,480	774,873	85,844	28,330	2,176,527
Other consumer	386,659	481,324	135,161	5,938	1,009,082

	December 31, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$26,211,885	$810,287	$1,028,819	$7,721	$28,058,712
Commercial real estate	7,042,304	96,975	159,098	2,524	7,300,901

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Consumer
Automobile	$5,369,085	$4,043,611	$1,298,460	$255,472	$10,966,628
Home equity	6,280,328	2,891,330	637,560	293,283	10,102,501
Residential mortgage	4,662,777	2,285,121	615,067	87,060	7,650,025
RV and marine finance	1,064,143	644,039	72,995	63,751	1,844,928
Other consumer	346,867	455,959	133,243	19,913	955,982

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects most recent customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
Impaired Loans
See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2017 and December 31, 2016:

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at June 30, 2017:
Portion of ALLL balance:
Purchased credit-impaired loans	$970	$—	$970
Attributable to loans individually evaluated for impairment	14,239	9,044	23,283
Attributable to loans collectively evaluated for impairment	459,367	184,376	643,743
Total ALLL balance	$474,576	$193,420	$667,996
Loan and Lease Ending Balances at June 30, 2017: (1)
Portion of loan and lease ending balance:
Purchased credit-impaired loans	$75,722	$—	$75,722
Individually evaluated for impairment	441,499	451,192	892,691
Collectively evaluated for impairment	34,597,081	32,390,075	66,987,156
Total loans and leases evaluated for impairment	$35,114,302	$32,841,267	$67,955,569

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at December 31, 2016
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$10,525	$11,021	$21,546
Attributable to loans collectively evaluated for impairment	440,566	176,301	616,867
Total ALLL balance:	$451,091	$187,322	$638,413
Loan and Lease Ending Balances at December 31, 2016 (1)
Portion of loan and lease ending balances:
Purchased credit-impaired loans	$102,380	$—	$102,380
Individually evaluated for impairment	415,624	457,890	873,514
Collectively evaluated for impairment	34,841,609	31,062,174	65,903,783
Total loans and leases evaluated for impairment	$35,359,613	$31,520,064	$66,879,677

(1)	Excludes loans accounted for under the fair value option.
The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases and purchased credit-impaired loans: (1), (2)

	June 30, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$261,285	$270,571	$—	$262,631	$4,852	$268,041	$9,352
Commercial real estate	76,463	106,248	—	82,296	1,937	84,865	3,937
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial (3)	283,409	342,188	24,423	258,066	2,002	310,611	3,908
Commercial real estate (4)	34,270	41,695	2,340	38,753	453	58,563	920
Automobile	32,431	32,642	1,889	32,581	546	32,041	1,080
Home equity (6)	325,805	357,738	17,844	326,280	3,977	323,988	7,927
Residential mortgage (6)	329,050	363,277	11,578	339,289	2,903	335,444	6,013
RV and marine finance	1,331	1,355	134	1,009	23	672	34
Other consumer	4,126	4,126	253	4,186	55	4,090	111

Total
Commercial and industrial	544,694	612,759	24,423	520,697	6,854	578,652	13,260
Commercial real estate	110,733	147,943	2,340	121,049	2,390	143,428	4,857
Automobile	32,431	32,642	1,889	32,581	546	32,041	1,080
Home equity	325,805	357,738	17,844	326,280	3,977	323,988	7,927
Residential mortgage	329,050	363,277	11,578	339,289	2,903	335,444	6,013
RV and marine finance	1,331	1,355	134	1,009	23	672	34
Other consumer	4,126	4,126	253	4,186	55	4,090	111

	December 31, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$299,606	$358,712	$—	$289,138	$2,392	$284,128	$4,623
Commercial real estate	88,817	126,152	—	72,569	1,855	72,640	3,472
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	1,298	109	1,350	111
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	19	2	30	104

With an allowance recorded:
Commercial and industrial (3)	406,243	448,121	22,259	291,761	1,739	269,518	3,829
Commercial real estate (4)	97,238	107,512	3,434	58,357	615	69,501	1,373
Automobile	30,961	31,298	1,850	32,032	524	31,789	1,102
Home equity (6)	319,404	352,722	15,032	248,056	2,962	248,317	5,930
Residential mortgage (6)	327,753	363,099	12,849	352,489	3,027	357,324	6,064
RV and marine finance	—	—	—	—	—	—	—
Other consumer	3,897	3,897	260	4,812	53	4,754	120

Total
Commercial and industrial	705,849	806,833	22,259	580,899	4,131	553,646	8,452
Commercial real estate	186,055	233,664	3,434	130,926	2,470	142,141	4,845
Automobile	30,961	31,298	1,850	32,032	524	31,789	1,102
Home equity	319,404	352,722	15,032	248,056	2,962	248,317	5,930
Residential mortgage	327,753	363,099	12,849	353,787	3,136	358,674	6,175
RV and marine finance	—	—	—	—	—	—	—
Other consumer	3,897	3,897	260	4,831	55	4,784	224

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At June 30, 2017 and December 31, 2016, commercial and industrial loans of $115 million and $293 million, respectively, were considered impaired due to their status as a TDR.

(4)	At June 30, 2017 and December 31, 2016, commercial real estate loans of $23 million and $81 million, respectively, were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)	Includes home equity and residential mortgages considered to be collateral dependent as well as home equity and mortgage loans considered impaired due to their status as a TDR.
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Acquired, non-purchased credit impaired loan are only considered for TDR reporting for modifications made subsequent to acquisition. See Note 4 “Loans / Leases and Allowance for Credit Losses” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for an additional discussion of TDRs.

The following table presents by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2017 an 2016:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	June 30, 2017			June 30, 2016
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
Commercial and industrial:
Interest rate reduction	1	$18	$—	1	$22	$—
Amortization or maturity date change	228	168,118	(6,856)	199	133,933	(3,490)
Other	1	220	—	2	232	—
Total Commercial and industrial	230	168,356	(6,856)	202	134,187	(3,490)
Commercial real estate:
Interest rate reduction	—	—	—	1	84	—
Amortization or maturity date change	19	25,027	(427)	36	16,017	(723)
Other	—	—	—	2	52	—
Total commercial real estate:	19	25,027	(427)	39	16,153	(723)
Automobile:
Interest rate reduction	5	58	1	3	64	5
Amortization or maturity date change	334	2,853	67	286	2,663	202
Chapter 7 bankruptcy	198	1,494	18	244	1,982	114
Other	—	—	—	—	—	—
Total Automobile	537	4,405	86	533	4,709	321
Home equity:
Interest rate reduction	9	506	6	9	627	26
Amortization or maturity date change	135	8,372	(754)	127	6,401	(736)
Chapter 7 bankruptcy	77	2,417	364	46	2,114	267
Other	12	512	—	—	—	—
Total Home equity	233	11,807	(384)	182	9,142	(443)
Residential mortgage:
Interest rate reduction	—	—	—	5	404	17
Amortization or maturity date change	81	8,296	(231)	108	10,641	(420)
Chapter 7 bankruptcy	25	1,981	(1)	6	1,178	(49)
Other	5	464	3	1	164	—
Total Residential mortgage	111	10,741	(229)	120	12,387	(452)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	10	150	4	—	—	—
Chapter 7 bankruptcy	34	544	6	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	44	694	10	—	—	—
Other consumer:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	2	21	—	1	4	—
Chapter 7 bankruptcy	2	8	—	—	—	—
Other	—	—	—	—	—	—
Total Other consumer	4	29	—	1	4	—
Total new troubled debt restructurings	1,178	$221,059	$(7,800)	1,077	$176,582	$(4,787)

	New Troubled Debt Restructurings During The Six-Month Period Ended (1)
	June 30, 2017			June 30, 2016
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
Commercial and industrial:
Interest rate reduction	2	$37	$6	2	$39	$(1)
Amortization or maturity date change	464	280,543	(7,858)	383	256,591	(2,918)
Other	4	380	(27)	10	1,090	(4)
Total Commercial and industrial	470	280,960	(7,879)	395	257,720	(2,923)
Commercial real estate:
Interest rate reduction	—	—	—	1	84	—
Amortization or maturity date change	43	56,290	(815)	60	49,812	(1,282)
Other	—	—	—	4	315	16
Total commercial real estate:	43	56,290	(815)	65	50,211	(1,266)
Automobile:
Interest rate reduction	19	236	6	7	106	7
Amortization or maturity date change	811	7,154	178	707	6,564	422
Chapter 7 bankruptcy	438	3,316	47	561	4,544	229
Other	—	—	—	—	—	—
Total Automobile	1,268	10,706	231	1,275	11,214	658
Home equity:
Interest rate reduction	17	1,068	13	29	2,011	93
Amortization or maturity date change	241	13,868	(1,428)	356	18,291	(2,018)
Chapter 7 bankruptcy	164	6,036	1,402	145	5,711	1,000
Other	70	4,241	(326)	—	—	—
Total Home equity	492	25,213	(339)	530	26,013	(925)
Residential mortgage:
Interest rate reduction	2	110	(9)	10	1,061	(15)
Amortization or maturity date change	180	19,367	(489)	200	21,400	(997)
Chapter 7 bankruptcy	49	4,672	(137)	23	2,683	21
Other	21	2,384	17	1	164	—
Total Residential mortgage	252	26,533	(618)	234	25,308	(991)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	24	626	16	—	—	—
Chapter 7 bankruptcy	49	754	10	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	73	1,380	26	—	—	—
Other consumer:
Interest rate reduction	1	78	2	—	—	—
Amortization or maturity date change	4	288	7	5	559	24
Chapter 7 bankruptcy	3	12	—	7	66	7
Other	—	—	—	—	—	—
Total Other consumer	8	378	9	12	625	31
Total new troubled debt restructurings	2,606	$401,460	$(9,385)	2,511	$371,091	$(5,416)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Amount represents the financial impact via provision for loan and lease losses as a result of the modificati

Pledged Loans and Leases
At June 30, 2017, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of June 30, 2017, these borrowings and advances are secured by $30.4 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities of available-for-sale and other securities at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$10,139	$10,139	$4,978	$4,988
After 1 year through 5 years	502	505	502	509
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total U.S. Treasury	10,641	10,644	5,480	5,497
Federal agencies: mortgage-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	28,085	27,891	46,591	46,762
After 5 years through 10 years	200,334	199,224	173,941	176,404
After 10 years	10,536,086	10,396,940	10,630,929	10,450,176
Total Federal agencies: mortgage-backed securities	10,764,505	10,624,055	10,851,461	10,673,342
Other agencies:
1 year or less	4,103	4,142	4,302	4,367
After 1 year through 5 years	9,498	9,647	5,092	5,247
After 5 years through 10 years	86,049	86,502	63,618	63,928
After 10 years	—	—	—	—
Total other agencies	99,650	100,291	73,012	73,542
Total U.S. Treasury, Federal agency, and other agency securities	10,874,796	10,734,990	10,929,953	10,752,381
Municipal securities:
1 year or less	120,216	121,345	169,636	166,887
After 1 year through 5 years	1,113,974	1,123,450	933,893	933,903
After 5 years through 10 years	1,493,652	1,508,930	1,463,459	1,464,583
After 10 years	555,096	558,775	693,440	684,684
Total municipal securities	3,282,938	3,312,500	3,260,428	3,250,057
Asset-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	80,018	80,177	80,700	80,560
After 5 years through 10 years	144,969	146,256	223,352	224,565
After 10 years	389,154	368,366	520,072	488,356
Total asset-backed securities	614,141	594,799	824,124	793,481
Corporate debt:
1 year or less	3,238	3,268	43,223	43,603
After 1 year through 5 years	64,369	65,808	78,430	80,196
After 5 years through 10 years	49,546	51,878	32,523	32,865
After 10 years	21,386	23,081	40,361	42,019
Total corporate debt	138,539	144,035	194,537	198,683
Other:
1 year or less	3,151	3,142	1,650	1,650
After 1 year through 5 years	800	790	2,302	2,283
After 5 years through 10 years	—	—	—	—
After 10 years	94	94	10	10
Nonmarketable equity securities	585,472	585,471	547,704	547,704
Mutual funds	11,184	11,184	15,286	15,286
Marketable equity securities	861	1,301	861	1,302
Total other	601,562	601,982	567,813	568,235
Total available-for-sale and other securities	$15,511,976	$15,388,306	$15,776,855	$15,562,837

Other securities at June 30, 2017 and December 31, 2016 include nonmarketable equity securities of $287 million and $249 million of stock issued by the FHLB and $298 million and $299 million of Federal Reserve Bank stock, respectively. Non-marketable equity securities are recorded at amortized cost. Other securities also include Mutual funds and marketable equity securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at June 30, 2017 and December 31, 2016:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2017
U.S. Treasury	$10,641	$3	$—	$10,644
Federal agencies:
Mortgage-backed securities	10,764,505	8,652	(149,102)	10,624,055
Other agencies	99,650	689	(48)	100,291
Total U.S. Treasury, Federal agency securities	10,874,796	9,344	(149,150)	10,734,990
Municipal securities	3,282,938	47,711	(18,149)	3,312,500
Asset-backed securities	614,141	2,256	(21,598)	594,799
Corporate debt	138,539	5,500	(4)	144,035
Other securities	601,562	439	(19)	601,982
Total available-for-sale and other securities	$15,511,976	$65,250	$(188,920)	$15,388,306

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
U.S. Treasury	$5,480	$17	$—	$5,497
Federal agencies:
Mortgage-backed securities	10,851,461	12,548	(190,667)	10,673,342
Other agencies	73,012	536	(6)	73,542
Total U.S. Treasury, Federal agency securities	10,929,953	13,101	(190,673)	10,752,381
Municipal securities	3,260,428	28,431	(38,802)	3,250,057
Asset-backed securities	824,124	1,492	(32,135)	793,481
Corporate debt	194,537	4,161	(15)	198,683
Other securities	567,813	441	(19)	568,235
Total available-for-sale and other securities	$15,776,855	$47,626	$(261,644)	$15,562,837

The following tables provide detail on investment securities with unrealized gross losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2017 and December 31, 2016:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Federal agencies:
Mortgage-backed securities	$8,879,526	$(147,900)	$42,504	$(1,202)	$8,922,030	$(149,102)
Other agencies	12,793	(48)	—	—	12,793	(48)
Total Federal agency securities	8,892,319	(147,948)	42,504	(1,202)	8,934,823	(149,150)
Municipal securities	702,379	(11,895)	241,487	(6,254)	943,866	(18,149)
Asset-backed securities	177,834	(1,348)	173,808	(20,250)	351,642	(21,598)
Corporate debt	595	(4)	200	—	795	(4)
Other securities	790	(10)	1,491	(9)	2,281	(19)
Total temporarily impaired securities	$9,773,917	$(161,205)	$459,490	$(27,715)	$10,233,407	$(188,920)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$8,908,470	$(189,318)	$41,706	$(1,349)	$8,950,176	$(190,667)
Other agencies	924	(6)	—	—	924	(6)
Total Federal agency securities	8,909,394	(189,324)	41,706	(1,349)	8,951,100	(190,673)
Municipal securities	1,412,152	(29,175)	272,292	(9,627)	1,684,444	(38,802)
Asset-backed securities	361,185	(3,043)	178,924	(29,092)	540,109	(32,135)
Corporate debt	3,567	(15)	200	—	3,767	(15)
Other securities	790	(11)	1,492	(8)	2,282	(19)
Total temporarily impaired securities	$10,687,088	$(221,568)	$494,614	$(40,076)	$11,181,702	$(261,644)
At June 30, 2017, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $5.4 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at June 30, 2017.
The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Gross gains on sales of securities	$3,814	$3,391	$4,359	$3,391
Gross (losses) on sales of securities	(120)	(2,659)	(649)	(2,659)
Net gain on sales of securities	$3,694	$732	$3,710	$732
OTTI recognized in earnings	(3,559)	(76)	(3,583)	(76)
Net security gains (losses)	$135	$656	$127	$656
Security Impairment
Huntington evaluates the available-for-sale securities portfolio on a quarterly basis for impairment and conducts a comprehensive security-level assessment on all available-for-sale securities. Impairment exists when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any credit impairment would be recognized in earnings. At the end of the 2017 second quarter, Huntington changed its intent from able and willing to hold to sell sometime in the near future prior to final maturity for the two Reg

Diversified CDO securities. Related to this change in intent, Huntington estimated the fair value of these bonds by obtaining bids. As a result of this analysis, Huntington recognized $3.6 million of OTTI on these two securities. For all other securities, Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the amortized cost is recovered, which may be maturity.
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
The following table summarizes the relevant characteristics of the Company's CDO securities portfolio, which are included in asset-backed securities, at June 30, 2017. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.
Collateralized Debt Obligation Securities
(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
MM Comm III	4,509	4,308	3,581	(727)	BB+	5/8	5	5	39
Pre TSL IX (1)	5,000	3,955	3,275	(680)	C	27/37	16	8	11
Pre TSL XI (1)	25,000	19,239	15,867	(3,372)	C	42/51	14	8	14
Reg Diversified	25,500	510	510	—	D	21/36	32	8	—
Tropic III	31,000	31,000	19,342	(11,658)	BB	27/36	16	7	41
Total at June 30, 2017	$91,009	$59,012	$42,575	$(16,437)
Total at December 31, 2016	$137,197	$101,210	$76,003	$(25,207)

(1)	Security was determined to have OTTI. As such, the amortized cost is net of recorded credit impairment.

(2)	The majority of securities have been in a continuous loss position for 12 months or longer.

(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(4)	Includes both banks and/or insurance companies.

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

For the three-month and six-month periods ended June 30, 2017 and 2016, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Available-for-sale and other securities:
Collateralized Debt Obligations	$3,559	$—	$3,559	$—
Municipal Securities	—	76	24	76
Total available-for-sale and other securities	$3,559	$76	$3,583	$76

The following table presents the OTTI recognized in earnings on debt securities held by Huntington for the three-month and six-month periods ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Balance, beginning of period	$7,262	$18,368	$11,796	$18,368
Reductions from sales	—	(8,613)	(4,558)	(8,613)
Additional credit losses	3,559	76	3,583	76
Balance, end of period	$10,821	$9,831	$10,821	$9,831
5. HELD-TO-MATURITY SECURITIES
These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
During the 2017 second quarter, Huntington transferred $1.0 billion of mortgage-backed and other agency securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The securities were reclassified at fair value at the date of transfer. At the time of the transfer, $13.5 million of unrealized net losses were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.

Listed below are the contractual maturities of held-to-maturity securities at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	70,527	70,355	41,261	40,791
After 10 years	7,634,775	7,616,513	7,157,083	7,139,943
Total Federal agencies: mortgage-backed securities	7,705,302	7,686,868	7,198,344	7,180,734
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	376,837	376,750	398,341	399,452
After 10 years	191,592	190,149	204,083	201,180
Total other agencies	568,429	566,899	602,424	600,632
Total U.S. Government backed agencies	8,273,731	8,253,767	7,800,768	7,781,366
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	5,846	5,635	6,171	5,902
Total municipal securities	5,846	5,635	6,171	5,902
Total held-to-maturity securities	$8,279,577	$8,259,402	$7,806,939	$7,787,268
The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2017 and December 31, 2016:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2017
Federal agencies:
Mortgage-backed securities	$7,705,302	$17,950	$(36,384)	$7,686,868
Other agencies	568,429	1,374	(2,904)	566,899
Total U.S. Government backed agencies	8,273,731	19,324	(39,288)	8,253,767
Municipal securities	5,846	—	(211)	5,635
Total held-to-maturity securities	$8,279,577	$19,324	$(39,499)	$8,259,402

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
Federal agencies:
Mortgage-backed securities	$7,198,344	$20,883	$(38,493)	$7,180,734
Other agencies	602,424	1,690	(3,482)	600,632
Total U.S. Government backed agencies	7,800,768	22,573	(41,975)	7,781,366
Municipal securities	6,171	—	(269)	5,902
Total held-to-maturity securities	$7,806,939	$22,573	$(42,244)	$7,787,268
The following tables provide detail on held-to-maturity securities with unrealized gross losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2017 and December 31, 2016:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Federal agencies:
Mortgage-backed securities	$4,606,283	$(31,348)	$160,437	$(5,036)	$4,766,720	$(36,384)
Other agencies	375,023	(2,904)	—	—	375,023	(2,904)
Total U.S. Government backed securities	4,981,306	(34,252)	160,437	(5,036)	5,141,743	(39,288)
Municipal securities	5,635	(211)	—	—	5,635	(211)
Total temporarily impaired securities	$4,986,941	$(34,463)	$160,437	$(5,036)	$5,147,378	$(39,499)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$2,855,360	$(31,470)	$186,226	$(7,023)	$3,041,586	$(38,493)
Other agencies	413,207	(3,482)	—	—	413,207	(3,482)
Total U.S. Government backed securities	3,268,567	(34,952)	186,226	(7,023)	3,454,793	(41,975)
Municipal securities	5,902	(269)	—	—	5,902	(269)
Total temporarily impaired securities	$3,274,469	$(35,221)	$186,226	$(7,023)	$3,460,695	$(42,244)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment exists when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of June 30, 2017, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
6. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Residential mortgage loans sold with servicing retained	$798,399	$715,589	$1,645,752	$1,348,055
Pretax gains resulting from above loan sales (1)	16,943	18,618	39,133	32,731

(1)	Recorded in mortgage banking income.
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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and six-month periods ended June 30, 2017 and 2016:

Fair Value Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Fair value, beginning of period	$13,307	$14,819	$13,747	$17,585
Change in fair value during the period due to:
Time decay (1)	(217)	(245)	(448)	(518)
Payoffs (2)	(217)	(465)	(581)	(969)
Changes in valuation inputs or assumptions (3)	(345)	(1,004)	(190)	(2,993)
Fair value, end of period:	$12,528	$13,105	$12,528	$13,105
Weighted-average life (years)	5.7	5.1	5.7	5.1

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Carrying value, beginning of period	$177,812	$127,275	$172,466	$143,133
New servicing assets created	8,218	7,277	17,853	13,386
Impairment (charge) / recovery	(2,806)	(7,295)	(1,007)	(23,635)
Amortization and other	(6,733)	(5,965)	(12,821)	(11,592)
Carrying value, end of period	$176,491	$121,292	$176,491	$121,292
Fair value, end of period	$177,138	$121,464	$177,138	$121,464
Weighted-average life (years)	7.1	6.1	7.1	6.1
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2017 and December 31, 2016, to changes in these assumptions follows:

	June 30, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.40%	$(476)	$(919)	10.90%	$(501)	$(970)
Spread over forward interest rate swap rates	876 bps	(463)	(874)	536 bps	(454)	(879)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2017 and December 31, 2016, to changes in these assumptions follows:

	June 30, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.20%	$(4,731)	$(9,191)	7.80%	$(4,510)	$(8,763)
Spread over forward interest rate swap rates	1,084 bps	(6,566)	(12,374)	1,173 bps	(5,259)	(10,195)
Total servicing, late and other ancillary fees included in mortgage banking income amounted to $14 million and $12 million for the three-month periods ended June 30, 2017 and 2016, respectively. For the six-month periods ended June 30, 2017 and 2016, total net servicing fees included in mortgage banking income were $28 million and $24 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $19.1 billion and $18.9 billion at June 30, 2017 and December 31, 2016, respectively.
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
Changes in the carrying value of automobile loan servicing rights for the three-month and six-month periods ended June 30, 2017 and 2016, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Carrying value, beginning of period	$15,159	$7,029	$18,285	$8,771
Amortization and other	(2,635)	(1,571)	(5,761)	(3,313)
Carrying value, end of period	$12,524	$5,458	$12,524	$5,458
Fair value, end of period	$12,571	$5,551	$12,571	$5,551
Weighted-average contractual life (years)	3.8	3.0	3.8	3.0
A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at June 30, 2017 and December 31, 2016 follows:

	June 30, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	19.91%	$(688)	$(1,391)	19.98%	$(1,047)	$(2,026)
Spread over forward interest rate swap rates	500 bps	(17)	(34)	500 bps	(26)	(53)
Servicing income amounted to $5 million and $2 million for the three-month periods ending June 30, 2017, and 2016, respectively. For the six-month periods ended June 30, 2017 and 2016, total servicing income was $10 million and $5 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.3 billion and $1.7 billion at June 30, 2017 and December 31, 2016, respectively.

Small Business Administration (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
SBA loans sold with servicing retained	$87,705	$58,629	$165,377	$104,518
Pretax gains resulting from above loan sales (1)	7,109	4,662	12,927	8,183

(1)	Recorded in gain on sale of loans.
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
The following tables summarize the changes in the carrying value of the servicing asset for the three-month and six-month periods ended June 30, 2017 and 2016, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Carrying value, beginning of period	$21,399	$19,526	$21,080	$19,747
New servicing assets created	4,121	1,868	5,596	3,380
Amortization and other	(2,407)	(1,782)	(3,563)	(3,515)
Carrying value, end of period	$23,113	$19,612	$23,113	$19,612
Fair value, end of period	$26,853	$23,823	$26,853	$23,823
Weighted-average life (years)	3.3	3.3	3.3	3.3
A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at June 30, 2017 and December 31, 2016 follows:

	June 30, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.50%	$(363)	$(721)	7.40%	$(324)	$(644)
Discount rate	15.00	(721)	(1,411)	15.00	(1,270)	(1,870)
Servicing income amounted to $3 million and $2 million for the three-month periods ending June 30, 2017, and 2016, respectively. For the six-month periods ended June 30, 2017 and 2016, total servicing income was $5 million and $5 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.2 billion and $1.1 billion at June 30, 2017 and December 31, 2016, respectively.
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

8. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30, 2017
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$2,478	$(876)	$1,602
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	53,285	(18,811)	34,474
Less: Reclassification adjustment for net losses (gains) included in net income	3,988	(1,410)	2,578
Net change in unrealized holding gains (losses) on available-for-sale debt securities	59,751	(21,097)	38,654
Net change in unrealized holding gains (losses) on available-for-sale equity securities	—	—	—
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	1,220	(427)	793
Less: Reclassification adjustment for net (gains) losses included in net income	427	(150)	277
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	1,647	(577)	1,070
Net change in pension and other post-retirement obligations	1,198	(419)	779
Total other comprehensive income (loss)	$62,596	$(22,093)	$40,503

	Three Months Ended June 30, 2016
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1,032	$(365)	$667
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	50,278	(18,234)	32,044
Less: Reclassification adjustment for net losses (gains) included in net income	(2,294)	811	(1,483)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	49,016	(17,788)	31,228
Net change in unrealized holding gains (losses) on available-for-sale equity securities	66	(24)	42
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	1,989	(696)	1,293
Less: Reclassification adjustment for net (gains) losses included in net income	(248)	89	(159)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	1,741	(607)	1,134
Net change in pension and other post-retirement obligations	1,293	(453)	840
Total other comprehensive income (loss)	$52,116	$(18,872)	$33,244

	Six Months Ended June 30, 2017
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$3,288	$(1,162)	$2,126
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	62,282	(21,607)	40,675
Less: Reclassification adjustment for net losses (gains) included in net income	9,862	(3,487)	6,375
Net change in unrealized holding gains (losses) on available-for-sale debt securities	75,432	(26,256)	49,176
Net change in unrealized holding gains (losses) on available-for-sale equity securities	—	—	—
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(611)	214	(397)
Less: Reclassification adjustment for net (gains) losses included in net income	987	(346)	641
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	376	(132)	244
Net change in pension and other post-retirement obligations	1,906	(667)	1,239
Total other comprehensive income (loss)	$77,714	$(27,055)	$50,659

	Six Months Ended June 30, 2016
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(2,602)	$920	$(1,682)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	130,746	(46,919)	83,827
Less: Reclassification adjustment for net losses (gains) included in net income	(2,758)	975	(1,783)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	125,386	(45,024)	80,362
Net change in unrealized holding gains (losses) on available-for-sale equity securities	170	(60)	110
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	16,218	(5,676)	10,542
Less: Reclassification adjustment for net (gains) losses included in net income	(892)	313	(579)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	15,326	(5,363)	9,963
Net change in pension and other post-retirement obligations	2,586	(905)	1,681
Total other comprehensive income (loss)	$143,468	$(51,352)	$92,116

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2017 and 2016:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2015	$8,361	$176	$(3,948)	$(230,747)	$(226,158)
Other comprehensive income before reclassifications	82,145	110	10,542	—	92,797
Amounts reclassified from accumulated OCI to earnings	(1,783)	—	(579)	1,681	(681)
Period change	80,362	110	9,963	1,681	92,116
June 30, 2016	$88,723	$286	$6,015	$(229,066)	$(134,042)

December 31, 2016	$(192,764)	$287	$(2,634)	$(205,905)	$(401,016)
Other comprehensive income before reclassifications	42,801	—	(397)	—	42,404
Amounts reclassified from accumulated OCI to earnings	6,375	—	641	1,239	8,255
Period change	49,176	—	244	1,239	50,659
June 30, 2017	$(143,588)	$287	$(2,390)	$(204,666)	$(350,357)

(1)
Amounts at June 30, 2017 and December 31, 2016 include $98 million and $82 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2017 and 2016:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in thousands)	June 30, 2017	June 30, 2016
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(2,284)	$740	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	1,855	1,630	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(3,559)	(76)	Noninterest income - net gains (losses) on sale of securities
	(3,988)	2,294	Total before tax
	1,410	(811)	Tax (expense) benefit
	$(2,578)	$1,483	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$(427)	$248	Interest income - loans and leases
Interest rate contracts	—	—	Noninterest income - other income
	(427)	248	Total before tax
	150	(89)	Tax (expense) benefit
	$(277)	$159	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,690)	$(1,785)	Noninterest expense - personnel costs
Prior service credit	492	492	Noninterest expense - personnel costs
	(1,198)	(1,293)	Total before tax
	419	453	Tax (expense) benefit
	$(779)	$(840)	Net of tax

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Six Months Ended
(dollar amounts in thousands)	June 30, 2017	June 30, 2016
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(5,890)	$1,204	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(389)	1,630	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(3,583)	(76)	Noninterest income - net gains (losses) on sale of securities
	(9,862)	2,758	Total before tax
	3,487	(975)	Tax (expense) benefit
	$(6,375)	$1,783	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$(987)	$893	Interest income - loans and leases
Interest rate contracts	—	(1)	Noninterest income - other income
	(987)	892	Total before tax
	346	(313)	Tax (expense) benefit
	$(641)	$579	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(2,890)	$(3,570)	Noninterest expense - personnel costs
Prior service credit	984	984	Noninterest expense - personnel costs
	(1,906)	(2,586)	Total before tax
	667	905	Tax (expense) benefit
	$(1,239)	$(1,681)	Net of tax

9. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share amounts)	2017	2016	2017	2016
Basic earnings per common share:
Net income	$271,741	$174,540	$479,835	$345,854
Preferred stock dividends	(18,889)	(19,874)	(37,767)	(27,872)
Net income available to common shareholders	$252,852	$154,666	$442,068	$317,982
Average common shares issued and outstanding	1,088,934	798,167	1,087,654	796,961
Basic earnings per common share	$0.23	$0.19	$0.41	$0.40
Diluted earnings per common share:
Net income available to common shareholders	$252,852	$154,666	$442,068	$317,982
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$252,852	$154,666	$442,068	$317,982
Average common shares issued and outstanding	1,088,934	798,167	1,087,654	796,961
Dilutive potential common shares:
Stock options and restricted stock units and awards	16,329	9,785	17,734	10,085
Shares held in deferred compensation plans	3,108	2,282	3,030	2,178
Other	156	137	154	136
Dilutive potential common shares:	19,593	12,204	20,918	12,399
Total diluted average common shares issued and outstanding	1,108,527	810,371	1,108,572	809,360
Diluted earnings per common share	$0.23	$0.19	$0.40	$0.39
For the three-month periods ended June 30, 2017 and 2016, approximately 2.6 million and 4.7 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the six-month periods ended June 30, 2017 and 2016, approximately 1.8 million and 4.0 million, respectively, were not included.
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
For additional information on benefit plans, see the Benefit Plan footnote in our 2016 Form 10-K.
The following table shows the components of net periodic (benefit) cost for all plans:

	Pension Benefits			Post-Retirement Benefits
	Three Months Ended June 30,			Three Months Ended June 30,
(dollar amounts in thousands)	2017		2016	2017		2016
Service cost	$640		$1,025	$21		$—
Interest cost	7,478		6,748	99		54
Expected return on plan assets	(13,803)		(10,224)	—		—
Amortization of prior service cost	—		—	(492)		(492)
Amortization of (gain) loss	1,747		1,865	(54)		(72)
Settlements	2,500		3,400	—		—
Net periodic (benefit) cost	$(1,438)	(1)	$2,814	$(426)	(1)	$(510)

(1)	Includes expense associated with FirstMerit plans.

	Pension Benefits			Post-Retirement Benefits
	Six Months Ended June 30,			Six Months Ended June 30,
(dollar amounts in thousands)	2017		2016	2017		2016
Service cost	$1,280		$2,050	$43		$—
Interest cost	14,955		13,496	198		109
Expected return on plan assets	(27,606)		(20,447)	—		—
Amortization of prior service cost	—		—	(984)		(984)
Amortization of (gain) loss	3,494		3,729	(109)		(144)
Settlements	5,000		6,800	—		—
Net periodic (benefit) cost	$(2,877)	(1)	$5,628	$(852)	(1)	$(1,019)

(1)	Includes expense associated with FirstMerit plans.
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay that is contributed to the defined contribution plan. For 2016, a discretionary profit-sharing contribution equal to 1% of eligible participants’ 2016 base pay was awarded during the 2017 first quarter. Huntington's expense related to the defined contribution plans during the second quarter 2017 and 2016 was $11 million and $8 million, respectively. For the six-month periods ended June 30, 2017 and 2016, expense related to the defined contribution plans were $22 million and $16 million, respectively.

11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2017 and 2016.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2017
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$654,087	$—	$—	$654,087
Loans held for investment	—	59,886	43,855	—	103,741
Trading account securities:
Federal agencies: Other agencies	—	6,868	—	—	6,868
Municipal securities	—	323	—	—	323
Other securities	86,560	1,016	—	—	87,576
	86,560	8,207	—	—	94,767
Available-for-sale and other securities:
U.S. Treasury securities	10,644	—	—	—	10,644
Federal agencies: Mortgage-backed	—	10,624,055	—	—	10,624,055
Federal agencies: Other agencies	—	100,291	—	—	100,291
Municipal securities	—	440,493	2,872,007	—	3,312,500
Asset-backed securities	—	552,224	42,575	—	594,799
Corporate debt	—	144,035	—	—	144,035
Other securities	12,485	4,026	—	—	16,511
	23,129	11,865,124	2,914,582	—	14,802,835
MSRs	—	—	12,528	—	12,528
Derivative assets	—	325,736	9,227	(144,951)	190,012
Liabilities
Derivative liabilities	—	284,796	6,049	(212,487)	78,358
Short-term borrowings	4,580	—	—	—	4,580

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$438,224	$—	$—	$438,224
Loans held for investment	—	34,439	47,880	—	82,319
Trading account securities:
Municipal securities	—	1,148	—	—	1,148
Other securities	132,147	—	—	—	132,147
	132,147	1,148	—	—	133,295
Available-for-sale and other securities:
U.S. Treasury securities	5,497	—	—	—	5,497
Federal agencies: Mortgage-backed	—	10,673,342	—	—	10,673,342
Federal agencies: Other agencies	—	73,542	—	—	73,542
Municipal securities	—	452,013	2,798,044	—	3,250,057
Asset-backed securities	—	717,478	76,003	—	793,481
Corporate debt	—	198,683	—	—	198,683
Other securities	16,588	3,943	—	—	20,531
	22,085	12,119,001	2,874,047	—	15,015,133
MSRs	—	—	13,747	—	13,747
Derivative assets	—	414,412	5,747	(181,940)	238,219
Liabilities
Derivative liabilities	—	362,777	7,870	(272,361)	98,286
Short-term borrowings	474	—	—	—	474

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2017 and 2016, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$13,307	$2,694	$2,867,652	$59,492	$44,219
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2,124)	—	—	—
Total gains/losses for the period:
Included in earnings	(779)	2,608	(1,180)	(3,557)	1,493
Included in OCI	—	—	12,419	5,598	—
Purchases/originations	—	—	114,944	—	—
Sales	—	—	—	(18,594)	—
Repayments	—	—	—	—	(1,857)
Issues	—	—	—	—	—
Settlements	—	—	(121,828)	(364)	—
Closing balance	$12,528	$3,178	$2,872,007	$42,575	$43,855
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(779)	$2,608	$12,419	$5,598	$—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$14,819	$10,347	$2,281,743	$94,329	$1,216
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2,508)	—	—	—
Total gains/losses for the period:
Included in earnings	(1,714)	4,912	—	2	—
Included in OCI	—	—	7,486	5,842	—
Purchases/originations	—	—	46,457	—	—
Sales	—	—	(36,657)	(27,794)	—
Repayments	—	—	—	—	(291)
Issues	—	—	—	—	—
Settlements	—	—	(61,054)	(1,000)	—
Closing balance	$13,105	$12,751	$2,237,975	$71,379	$925
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1,714)	$4,912	$—	$2	$—

(1)
Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that were transferred to loans held for sale, which are classified as Level 2.

	Level 3 Fair Value Measurements Six Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$13,747	$(2,123)	$2,798,044	$76,003	$47,880
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2,457)	—	—	—
Total gains/losses for the period:
Included in earnings	(1,219)	7,758	(2,975)	(3,528)	1,430
Included in OCI	—	—	32,894	8,769	—
Purchases/originations	—	—	247,609	—	—
Sales	—	—	—	(37,728)	—
Repayments	—	—	—	—	(5,455)
Issues	—	—	—	—	—
Settlements	—	—	(203,565)	(941)	—
Closing balance	$12,528	$3,178	$2,872,007	$42,575	$43,855
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1,219)	$7,758	$32,894	$8,769	$—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$17,585	$6,056	$2,095,551	$100,337	$1,748
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(3,423)	—	—	—
Total gains/losses for the period:
Included in earnings	(4,480)	10,118	—	2	—
Included in OCI	—	—	19,326	674	—
Purchases/originations	—	—	283,907	—	—
Sales	—	—	(36,657)	(27,794)	—
Repayments	—	—	—	—	(823)
Issues	—	—	—	—	—
Settlements	—	—	(124,152)	(1,840)	—
Closing balance	$13,105	$12,751	$2,237,975	$71,379	$925
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(4,480)	$10,218	$—	$2	$—

(1)
Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that were transferred to loans held for sale, which are classified as Level 2.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2017 and 2016:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(779)	$2,608	$—	$—	$—
Securities gains (losses)	—	—	(1,180)	(3,557)	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	—	—	1,493
Other expense	—	—	—	—	—
Total	$(779)	$2,608	$(1,180)	$(3,557)	$1,493

	Level 3 Fair Value Measurements Three Months Ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(1,714)	$4,912	$—	$—	$—
Securities gains (losses)	—	—	—	—	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	—	2	—
Other expense	—	—	—	—	—
Total	$(1,714)	$4,912	$—	$2	$—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(1,219)	$7,758	$—	$—	$—
Securities gains (losses)	—	—	(2,975)	(3,528)	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	—	—	1,430
Other expense	—	—	—	—	—
Total	$(1,219)	$7,758	$(2,975)	$(3,528)	$1,430

	Level 3 Fair Value Measurements Six Months Ended June 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(4,480)	$10,118	$—	$—	$—
Securities gains (losses)	—	—	—	—	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	—	2	—
Other expense	—	—	—	—	—
Total	$(4,480)	$10,118	$—	$2	$—
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2017
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$654,087	$628,684	$25,403	$72	$72	$—
Loans held for investment	103,741	113,114	(9,373)	13,039	15,447	(2,408)

	December 31, 2016
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$438,224	$433,760	$4,464	$—	$—	$—
Loans held for investment	82,319	91,998	(9,679)	8,408	11,082	(2,674)
The following tables present the net gains (losses) from fair value changes for the three-month and six-month periods ended June 30, 2017 and 2016:

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Assets
Loans held for sale	$4,551	$8,870	$13,616	$13,519
Loans held for investment	1,493	—	1,430	—

Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the six months ended June 30, 2017, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Six Months Ended June 30, 2017
MSRs	$175,454	$—	$—	$175,454	$(1,006)
Impaired loans	36,118	—	—	36,118	(3,123)
Other real estate owned	43,816	—	—	43,816	1,742
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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2017
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$12,528	Discounted cash flow	Constant prepayment rate	8.0% - 31.0% (11%)
			Spread over forward interest rate swap rates	3.0% - 10.0% (8.8%)
Derivative assets	9,227	Consensus Pricing	Net market price	-9.2% - 31.7% (1.8%)
Derivative liabilities	6,049		Estimated Pull through %	9.0% - 99.0% (78.0%)
Municipal securities	2,872,007	Discounted cash flow	Discount rate	0.0% - 10.3% (3.9%)
			Cumulative default	0.0% - 38.4% (2.7%)
			Loss given default	5.0% - 80.0% (23.2%)
Asset-backed securities	42,575	Discounted cash flow	Discount rate	6.9% - 12.3% (7.0%)
			Cumulative prepayment rate	0.0% - 72% (8.2%)
			Cumulative default	0.7% - 100% (10.2%)
			Loss given default	85% - 100% (96.6%)
			Cure given deferral	0.0% - 75% (37.7%)
Loans held for investment	43,855	Discounted cash flow	Discount rate	7.0% - 17.6% (6.6%)
Measured at fair value on a nonrecurring basis:
MSRs	175,454	Discounted cash flow	Constant prepayment rate	7.0% - 21.0% (8%)
			Spread over forward interest rate swap rates	3.0% - 20.0% 10.8%)
Impaired loans	36,118	Appraisal value	NA	NA
Other real estate owned	43,816	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$13,747	Discounted cash flow	Constant prepayment rate	5.63% - 34.4% (10.9%)
			Spread over forward interest rate swap rates	3.0% - 9.2% (5.4%)
Derivative assets	5,747	Consensus Pricing	Net market price	-7.1% - 25.4% (1.1%)
Derivative liabilities	7,870		Estimated Pull through %	8.1% - 99.8% (76.9%)
Municipal securities	2,798,044	Discounted cash flow	Discount rate	0.0% - 10.0% (3.6%)
			Cumulative default	0.3% - 37.8% (4.0%)
			Loss given default	5.0% - 80.0% (24.1%)
Asset-backed securities	76,003	Discounted cash flow	Discount rate	5.0% - 12.0% (6.3%)
			Cumulative prepayment rate	0.0% - 73% (6.5%)
			Cumulative default	1.1% - 100% (11.2%)
			Loss given default	85% - 100% (96.3%)
			Cure given deferral	0.0% - 75.0% (36.2%)
Loans held for investment	47,880	Discounted cash flow	Constant prepayment rate	5.4% - 16.2% (5.6%)
Measured at fair value on a nonrecurring basis:
MSRs	171,309	Discounted cash flow	Constant prepayment rate	5.57% - 30.4% (7.8%)
			Spread over forward interest rate swap rates	4.2% - 20.0% (11.7%)
Impaired loans	53,818	Appraisal value	NA	NA
Other real estate owned	50,930	Appraisal value	NA	NA
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$1,592,624	$1,592,624	$1,443,037	$1,443,037
Trading account securities	94,767	94,767	133,295	133,295
Loans held for sale	748,077	752,800	512,951	515,640
Available-for-sale and other securities	15,388,306	15,388,306	15,562,837	15,562,837
Held-to-maturity securities	8,279,577	8,259,402	7,806,939	7,787,268
Net loans and direct financing leases	67,391,314	67,263,687	66,323,583	66,294,639
Derivatives	190,012	190,012	238,219	238,219
Financial Liabilities
Deposits	75,933,373	77,382,067	75,607,717	76,161,091
Short-term borrowings	4,552,877	4,552,877	3,692,654	3,692,654
Long-term debt	8,536,471	8,673,908	8,309,159	8,387,444
Derivatives	78,358	78,358	98,286	98,286
The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at June 30, 2017 and December 31, 2016:

	Estimated Fair Value Measurements at Reporting Date Using			June 30, 2017
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$8,259,402	$—	$8,259,402
Net loans and direct financing leases	—	—	67,263,687	67,263,687
Financial Liabilities
Deposits	—	73,621,776	3,760,291	77,382,067
Short-term borrowings	4,580	—	4,548,297	4,552,877
Long-term debt	—	8,278,588	395,320	8,673,908

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$7,787,268	$—	$7,787,268
Net loans and direct financing leases	—	—	66,294,639	66,294,639
Financial Liabilities
Deposits	—	72,319,328	3,841,763	76,161,091
Short-term borrowings	474	—	3,692,180	3,692,654
Long-term debt	—	7,980,176	407,268	8,387,444
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
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded in the Unaudited Condensed Consolidated Balance Sheets as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value.

The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

	June 30, 2017		December 31, 2016
(dollar amounts in thousands)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$40,416	$90,326	$46,440	$99,996
Derivatives not designated as Hedging Instruments
Interest rate contracts	192,000	114,889	213,587	143,976
Foreign exchange contracts	27,655	27,883	23,265	19,576
Commodities contracts	53,295	49,520	108,026	104,328
Equity contracts	10,728	5,694	9,775	—
Total Contracts	$324,094	$288,312	$401,093	$367,876
Derivatives used in Asset and Liability Management Activities
Huntington engages in balance sheet hedging activity, principally for asset and liability management purposes, to convert fixed rate assets or liabilities into floating rate or vice versa. Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2017, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$1,925,000	$1,925,000
Deposits	—	—	—
Subordinated notes	950,000	—	950,000
Long-term debt	6,725,000	—	6,725,000
Total notional value at June 30, 2017	$7,675,000	$1,925,000	$9,600,000
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2017:

				Weighted-Average Rate
(dollar amounts in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$1,925,000	0.3	$(3,420)	1.07%	1.44%
Liability conversion swaps
Receive fixed—generic	7,675,000	2.8	(46,490)	1.54	1.19
Total swap portfolio at June 30, 2017	$9,600,000	2.3	$(49,910)	1.44%	1.24%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $6 million and $19 million for the three-month periods ended June 30, 2017, and 2016, respectively. For the six-month periods ended June 30, 2017, and 2016, the net amounts resulted in an increase to net interest income of $16 million and $40 million, respectively.

Fair Value Hedges
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$—	$—	$(76)	$(82)
Change in fair value of hedged deposits (1)	—	—	—	72
Change in fair value of interest rate swaps hedging subordinated notes (2)	2,277	4	(2,431)	6,809
Change in fair value of hedged subordinated notes (2)	(2,235)	(4)	3,168	(6,809)
Change in fair value of interest rate swaps hedging other long-term debt (2)	15,832	22,017	5,551	83,049
Change in fair value of hedged other long-term debt (2)	(16,913)	(21,047)	(8,378)	(80,834)

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

Cash Flow Hedges
To the extent these derivatives designated as cash flow hedges are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in noninterest income.
The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges for the three-month and six-month periods ended June 30, 2017 and 2016:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(dollar amounts in thousands)	2017	2016		2017	2016
Interest rate contracts
Loans	$793	$1,293	Interest and fee income - loans and leases	$427	$(248)
Investment Securities	—	—	Noninterest income - other income	—	—
Total	$793	$1,293		$427	$(248)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016		2017	2016
Interest rate contracts
Loans	$(397)	$10,542	Interest and fee income - loans and leases	$987	$(893)
Investment Securities	—	—	Noninterest income - other income	—	1
	$(397)	$10,542		$987	$(892)
Gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings approximately $(2) million after-tax of unrealized gains (losses) on cash flow hedging derivatives currently in OCI.
The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the three and six-month periods ended June 30, 2017 and 2016:

Derivatives in cash flow hedging relationships	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Interest rate contracts
Loans	$(31)	$421	$(134)	$377
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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

Derivatives used in mortgage banking activities	June 30, 2017		December 31, 2016
(dollar amounts in thousands)	Asset	Liability	Asset	Liability
Interest rate lock agreements	$9,227	$355	$5,747	$1,598
Forward trades and options	1,642	2,178	13,319	1,173
Total derivatives used in mortgage banking activities	$10,869	$2,533	$19,066	$2,771
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at June 30, 2017 and December 31, 2016, was $228 million and $300 million, respectively. The total notional amount at June 30, 2017, corresponds to trading assets with a fair value of $1 million and trading liabilities with a fair value of $2 million. Net trading gains and (losses) related to MSR hedging for the three-month periods ended June 30, 2017 and 2016, were $2 million and $6 million and $1 million and $18 million for the six-month periods ended June 30, 2017 and 2016, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

Derivatives used in customer related activities
Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consisted of commodity, interest rate, and foreign exchange contracts. Huntington may enter into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies in order to economically hedge significant exposure related to derivatives used in trading activities.
The interest rate risk of customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value. Foreign currency derivatives help the customer hedge risk and reduce exposure to fluctuations in exchange rates. Transactions are primarily in liquid currencies with Canadian dollars and Euros comprising a majority of all transactions. Commodity derivatives help the customer hedge risk and reduce exposure to fluctuations in the price of various commodities. Hedging of energy related products and base metals comprise the majority of all transactions.
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at both June 30, 2017 and December 31, 2016, were $80 million and $80 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $20.6 billion and $20.6 billion at both June 30, 2017 and December 31, 2016, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $156 million and $196 million at the same dates, respectively.
Share Swap Economic Hedge
Huntington acquires and holds shares of Huntington common stock in a Rabbi Trust for the Executive Deferred Compensation Plan. Huntington common stock held in the Rabbi Trust is recorded at cost and the corresponding deferred compensation liability is recorded at fair value using Huntington's share price as a significant input.
During the second quarter of 2016, Huntington entered into an economic hedge with a $20 million notional amount to hedge deferred compensation expense related to the Executive Deferred Compensation Plan. During the second quarter of 2017, Huntington entered into another economic hedge with a notional value of $8 million for a total notional amount of $28 million to hedge deferred compensation expense related to the Executive Deferred Compensation Plan. The economic hedge is recorded at fair value within other assets or liabilities. Changes in the fair value are recorded directly through other noninterest expense in the Unaudited Condensed Consolidated Statements of Income. At June 30, 2017, the fair value of the share swap was $11 million.
Visa Related Swap
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At June 30, 2017, the combined fair value of the swap liabilities of $6 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of litigation settlement.
Financial assets and liabilities that are offset in the Unaudited Condensed Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 11.
Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Additionally, collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with two primary groups: broker-dealers and banks, and Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into bilateral collateral and master netting agreements with these counterparties, and routinely exchanges cash and high quality securities collateral. Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington generally enters into master netting agreements with customer counterparties, however collateral is generally not exchanged.
At June 30, 2017 and December 31, 2016, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $44 million and $26 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At June 30, 2017, Huntington pledged $120 million of investment securities and cash collateral to counterparties, while other counterparties pledged $53 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

Offsetting of Financial Liabilities and Derivative Assets
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
June 30, 2017	Derivatives	$334,963	$(144,951)	$190,012	$(5,009)	$(18,448)	$166,555
December 31, 2016	Derivatives	420,159	(181,940)	238,219	(34,328)	(5,428)	198,463

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
June 30, 2017	Derivatives	$290,845	$(212,487)	$78,358	$—	$(24,348)	$54,010
December 31, 2016	Derivatives	370,647	(272,361)	98,286	(7,550)	(23,943)	66,793
13. VIEs
Consolidated VIEs
Consolidated VIEs at June 30, 2017, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,566	$—	$1,566
Net loans and leases	43,039	—	43,039
Accrued income and other assets	—	271	271
Total assets	$44,605	$271	$44,876
Liabilities:
Other long-term debt	$36,040	$—	$36,040
Accrued interest and other liabilities	—	271	271
Total liabilities	36,040	271	36,311
Equity:
Beneficial Interest owned by third party	8,565	—	8,565
Total liabilities and equity	$44,605	$271	$44,876

	December 31, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,564	$—	$1,564
Net loans and leases	69,825	—	69,825
Accrued income and other assets	—	281	281
Total assets	$71,389	$281	$71,670
Liabilities:
Other long-term debt	$57,494	$—	$57,494
Accrued interest and other liabilities	—	281	281
Total liabilities	57,494	281	57,775
Equity:
Beneficial Interest owned by third party	13,895	—	13,895
Total liabilities and equity	$71,389	$281	$71,670
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2017, and December 31, 2016:

	June 30, 2017
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$10,464	$—	$10,464
2015-1 Automobile Trust	2,046	—	2,046
Trust Preferred Securities	13,919	252,568	—
Low Income Housing Tax Credit Partnerships	615,691	327,793	615,691
Other Investments	110,318	55,026	110,318
Total	$752,438	$635,387	$738,519

	December 31, 2016
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$14,770	$—	$14,770
2015-1 Automobile Trust	2,227	—	2,227
Trust Preferred Securities	13,919	252,552	—
Low Income Housing Tax Credit Partnerships	576,880	292,721	576,880
Other Investments	79,195	42,316	79,195
Total	$686,991	$587,589	$673,072
The following table provides a summary of automobile transfers to trusts in separate securitization transactions.

(dollar amounts in millions)	Year	Amount Transferred
2016-1 Automobile Trust	2016	$1,500
2015-1 Automobile Trust	2015	750

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
Trust Preferred Securities
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at June 30, 2017 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.87%	(2)	$69,730	$6,186
Huntington Capital II	1.87	(3)	32,093	3,093
Sky Financial Capital Trust III	2.70	(4)	72,165	2,165
Sky Financial Capital Trust IV	2.55	(4)	74,320	2,320
Camco Financial Trust	3.69	(5)	4,260	155
Total			$252,568	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at June 30, 2017, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at June 30, 2017, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at June 30, 2017, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at June 30, 2017, based on three-month LIBOR +1.33%.
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

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2017 and December 31, 2016:

(dollar amounts in thousands)	June 30, 2017	December 31, 2016
Affordable housing tax credit investments	$942,769	$877,237
Less: amortization	(327,078)	(300,357)
Net affordable housing tax credit investments	$615,691	$576,880
Unfunded commitments	$327,793	$292,721
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Tax credits and other tax benefits recognized	$22,671	$18,150	$45,955	$36,434
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	17,220	12,499	34,182	24,905
Equity method
Tax credit investment (gains) losses included in non-interest income	—	132	109	264
Huntington recognized immaterial impairment losses on tax credit investments during the three-month and six-month periods ended June 30, 2017 and 2016. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
Other Investments
Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2017 and December 31, 2016, were as follows:

(dollar amounts in thousands)	June 30, 2017	December 31, 2016
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$15,684,661	$15,190,056
Consumer	12,727,316	12,235,943
Commercial real estate	1,474,831	1,697,671
Standby letters-of-credit	559,903	637,182
Commercial letters-of-credit	11,952	4,610
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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $8 million and $8 million at June 30, 2017 and December 31, 2016, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At June 30, 2017 and December 31, 2016, Huntington had commitments to sell residential real estate loans of $1.1 billion and $0.8 billion, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is up to $70 million at June 30, 2017. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. $0
While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal cases, matters, or proceedings will not have a material negative adverse effect on the Company’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters, and proceedings, if unfavorable, may be material to the Company’s consolidated financial position in a particular period.
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
Powell v. Huntington National Bank.  Huntington is a defendant in a class action filed on October 15, 2013 alleging Huntington charged late fees on mortgage loans in a method that violated West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. Huntington filed a motion for summary judgment on the plaintiffs’ claims, which was granted by the U.S. District Court on December 28, 2016.  Plaintiffs have filed a notice of appeal to the U.S. Fourth Circuit Court of Appeals and the appeal has been briefed. Oral arguments are scheduled for October 2017.
FirstMerit Overdraft Litigation. Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against FirstMerit. The complaints were brought as class actions on behalf of Ohio residents who maintained a checking account at FirstMerit and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The parties have reached a global settlement for approximately $9 million cash to a common fund plus an additional $7 million in debt forgiveness. Attorneys' fees will be paid from the fund, with any remaining funds going to charity. FirstMerit’s insurer has reimbursed Huntington 49% of the approximately $9 million, which totals approximately $4.4 million. The court preliminarily approved the settlement on December 5, 2016 and the cash portion of the settlement was funded on December 12, 2016. The settlement received final approval on June 2, 2017 and there has been no appeal, so the settlement is final. The settlement administrator is in the process of assessing claims and it is anticipated claims will be paid from the settlement fund in the third quarter of 2017.
15. SEGMENT REPORTING
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have four major business segments: Consumer and Business Banking, Commercial Banking, Commercial Real Estate and Vehicle Finance (CREVF), Regional Banking and The Huntington Private Client Group, and (RBHPCG). The Treasury / Other function includes our technology and operations, other unallocated assets, liabilities, revenue, and expense.
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
We announced a change within our executive leadership team, which became effective during the 2017 second quarter. As a result, the previously reported Home Lending segment is now included as an operating unit in the Consumer and Business Banking segment. Additionally, the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG during the quarter. Prior period results have been reclassified to conform to the current period presentation.

Consumer and Business Banking - The Consumer and Business Banking segment, including Home Lending, provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, mortgage loans, consumer loans, credit cards, and small business loans and investment products. Other financial services available to consumer and small business customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million and consists of approximately 254,000 businesses. Home Lending supports origination and servicing of consumer loans and mortgages for customers who are generally located in our primary banking markets across all segments.
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: middle market, large corporate, specialty banking, asset finance, capital markets and treasury management.
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
Regional Banking and The Huntington Private Client Group - The core business of The Huntington Private Client Group is The Huntington Private Bank, which consists of Private Banking, Wealth & Investment Management, and Retirement plan services. The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options), and banking services. The Huntington Private Bank delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, and trust services. This group also provides retirement plan services to corporate businesses. The Huntington Private Client Group provides corporate trust services and institutional and mutual fund custody services and insurance services.

Listed below is certain operating basis financial information reconciled to Huntington’s June 30, 2017, December 31, 2016, and June 30, 2016, reported results by business segment:

	Three Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	CREVF	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in thousands)
2017
Net interest income	$420,210	$168,814	$140,367	$48,749	$(33,628)	$744,512
Provision for (reduction in allowance) credit losses	17,000	(10,339)	20,793	(2,477)	1	24,978
Noninterest income	184,199	59,926	12,559	46,385	22,149	325,218
Noninterest expense	412,400	101,184	55,946	60,885	63,949	694,364
Income taxes	61,253	48,263	26,665	12,854	(70,388)	78,647
Net income	$113,756	$89,632	$49,522	$23,872	$(5,041)	$271,741
2016
Net interest income	$284,896	$106,971	$95,617	$35,499	$(17,102)	$505,881
Provision for (reduction in allowance) credit losses	20,848	(5,630)	9,740	(448)	(1)	24,509
Noninterest income	152,242	51,158	10,640	40,097	16,975	271,112
Noninterest expense	310,924	80,842	41,185	53,757	36,953	523,661
Income taxes	36,879	29,021	19,366	7,801	(38,784)	54,283
Net income	$68,487	$53,896	$35,966	$14,486	$1,705	$174,540

	Six Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	CREVF	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in thousands)
2017
Net interest income	$828,936	$343,285	$279,700	$95,492	$(72,926)	$1,474,487
Provision for credit losses	50,181	11,798	30,342	295	—	92,616
Noninterest income	354,970	117,573	23,768	94,395	46,975	637,681
Noninterest expense	824,048	201,382	108,635	123,934	143,787	1,401,786
Income taxes	108,387	86,687	57,572	22,980	(137,695)	137,931
Net income	$201,290	$160,991	$106,919	$42,678	$(32,043)	$479,835
2016
Net interest income	$562,423	$212,240	$191,214	$70,503	$(27,433)	$1,008,947
Provision for (reduction in allowance) credit losses	30,750	29,423	(6,909)	(1,173)	—	52,091
Noninterest income	284,002	95,484	17,950	79,403	36,140	512,979
Noninterest expense	616,981	159,050	80,922	109,172	48,616	1,014,741
Income taxes	69,543	41,738	47,303	14,667	(64,011)	109,240
Net income	$129,151	$77,513	$87,848	$27,240	$24,102	$345,854

	Assets at		Deposits at
(dollar amounts in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Consumer & Business Banking	$25,820,232	$25,332,635	$45,971,574	$45,355,745
Commercial Banking	24,021,962	24,121,689	17,867,356	18,053,208
CREVF	24,431,788	23,576,832	1,943,670	1,893,072
RBHPCG	5,570,436	5,327,622	5,882,745	6,214,250
Treasury / Other	21,562,361	21,355,319	4,268,028	4,091,442
Total	$101,406,779	$99,714,097	$75,933,373	$75,607,717

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Articles Supplementary of Huntington Bancshares Incorporated, as of March 18, 2016.	Current Report on Form 8-K dated March 21, 2016.	001-34073	3.1

3.11	Articles Supplementary of Huntington Bancshares Incorporated, as of May 3, 2016.	Current Report on Form 8-K dated May 5, 2016.	001-34073	3.2

3.12	Articles Supplementary of Huntington Bancshares Incorporated, effective as of August 15, 2016.	Registration Statement on Form 8-A dated August 15, 2016	001-34073	3.12

3.13	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 19, 2017.	Current Report on Form 8-K dated July 21, 2017	001-34073	3.1

4.1
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.2	* Corrected First Amendment to the 2015 Long-Term Incentive Plan

31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	***Section 1350 Certification – Chief Executive Officer.

32.2	***Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2017, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date:	July 31, 2017	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	July 31, 2017	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer