Form 10-Q
period 2017-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2017-10-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2017
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Registrant's address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website (if any) every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Refer to the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and emerging growth company in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     ☐  Yes    ☒  No
There were 1,080,946,315 shares of the Registrant’s common stock ($0.01 par value) outstanding on September 30, 2017.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms
The following listing provides a comprehensive reference of common acronyms used throughout this document.

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. Our 958 branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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

EXECUTIVE OVERVIEW
Summary of 2017 Third Quarter Results Compared to 2016 Third Quarter
For the quarter, we reported net income of $275 million, or $0.23 per common share, compared with $127 million, or $0.11 per common share, in the year-ago quarter (see Table 1). Reported net income was impacted by FirstMerit acquisition-related net expenses totaling $31 million pre-tax, or $0.02 per common share.
Fully-taxable equivalent net interest income was $771 million, up $135 million, or 21%. The results reflected the benefit from a $13.2 billion, or 17%, increase in average earning assets and an 11 basis point improvement in the net interest margin to 3.29%. Average earning asset growth included a $7.6 billion, or 12%, increase in average loans and leases, and a $5.6 billion, or 31%, increase in average securities. The net interest margin expansion reflected a 26 basis point increase in earning asset yields, including an approximate 12 basis point impact of purchase accounting, and a 4 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 19 basis point increase in funding costs.
The provision for credit losses decreased $20 million year-over-year to $44 million in the 2017 third quarter. NCOs increased $3 million to $43 million. NCOs represented an annualized 0.25% of average loans and leases, which remains below our long-term expectation of 35 to 55 basis points.
Non-interest income was $330 million, up $28 million, or 9%. The increase was primarily a result of the FirstMerit acquisition. In addition, card and payment processing income increased due to higher credit and debit card related income and underlying customer growth. Capital markets fees increased reflecting our continued strategic focus on expanding the business.
Non-interest expense was $680 million, down $32 million, or 4%, primarily reflecting the impact of the FirstMerit acquisition. Personnel costs decreased primarily related to acquisition-related personnel expense partially offset by an increase in average full-time equivalent employees. Further, professional services, outside data processing and other services decreased primarily reflecting a net decrease in acquisition-related Significant Items, partially offset by higher card and data processing expense from increased usage. Partially offsetting these decreases, other expense increased primarily reflecting an increase in donations and sponsorships and equipment lease residual impairments.

The tangible common equity to tangible assets ratio was 7.42%, up 28 basis points from a year-ago. The CET1 risk-based capital ratio was 9.94% at September 30, 2017, compared to 9.09% a year ago. The regulatory Tier 1 risk-based capital ratio was 11.30% compared to 10.40% at September 30, 2016. All capital ratios were impacted by the repurchase of $123 million of common stock at an average cost of $12.75 per share during the 2017 third quarter. The total risk-based capital ratio was impacted by the repurchase of trust preferred securities during the 2016 fourth quarter.
Business Overview
General
Our general business objectives are:
1.Grow net interest income and fee income.
2.Deliver positive operating leverage.
3.Increase primary customer relationships across all business segments.
4.Continue to strengthen risk management.
5.Maintain capital and liquidity positions consistent with our risk appetite.
Economy
We expect consumer and business optimism to remain high across our footprint. Labor markets and consumer spending are strong with some inflationary pressures. Throughout 2017, consumer loan growth has remained steady. To date manufacturing has benefited the Midwest. Our pipelines support commercial loan growth, although the commercial lending environment is competitive on both structures and rates.
DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section that summarizes key issues important for a complete understanding of performance trends. Key Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Statement of Income trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Interest income	$872,987	$846,424	$820,360	$814,858	$694,346
Interest expense	114,554	101,912	90,385	79,877	68,956
Net interest income	758,433	744,512	729,975	734,981	625,390
Provision for credit losses	43,590	24,978	67,638	74,906	63,805
Net interest income after provision for credit losses	714,843	719,534	662,337	660,075	561,585
Service charges on deposit accounts	90,681	87,582	83,420	91,577	86,847
Cards and payment processing income	53,647	52,485	47,169	49,113	44,320
Mortgage banking income	33,615	32,268	31,692	37,520	40,603
Trust and investment management services	33,531	32,232	33,869	34,016	28,923
Insurance income	13,992	15,843	15,264	16,486	15,865
Brokerage income	14,458	16,294	15,758	17,014	14,719
Capital markets fees	21,719	16,836	14,200	18,730	14,750
Bank owned life insurance income	16,453	15,322	17,542	17,067	14,452
Gain on sale of loans	13,877	12,002	12,822	24,987	7,506
Net securities gains (losses)	(33)	135	(8)	(1,771)	1,031
Other noninterest income	38,157	44,219	40,735	29,598	33,399
Total noninterest income	330,097	325,218	312,463	334,337	302,415
Personnel costs	377,088	391,997	382,000	359,755	405,024
Outside data processing and other services	79,586	75,169	87,202	88,695	91,133
Equipment	45,458	42,924	46,700	59,666	40,792
Net occupancy	55,124	52,613	67,700	49,450	41,460
Professional services	15,227	18,190	18,295	23,165	47,075
Marketing	16,970	18,843	13,923	21,478	14,438
Deposit and other insurance expense	18,514	20,418	20,099	15,772	14,940
Amortization of intangibles	14,017	14,242	14,355	14,099	9,046
Other noninterest expense	58,444	59,968	57,148	49,417	48,339
Total noninterest expense	680,428	694,364	707,422	681,497	712,247
Income before income taxes	364,512	350,388	267,378	312,915	151,753
Provision for income taxes	89,944	78,647	59,284	73,952	24,749
Net income	274,568	271,741	208,094	238,963	127,004
Dividends on preferred shares	18,903	18,889	18,878	18,865	18,537
Net income applicable to common shares	$255,665	$252,852	$189,216	$220,098	$108,467

Average common shares—basic	1,086,038	1,088,934	1,086,374	1,085,253	938,578
Average common shares—diluted	1,106,491	1,108,527	1,108,617	1,104,358	952,081
Net income per common share—basic	$0.24	$0.23	$0.17	$0.20	$0.12
Net income per common share—diluted	0.23	0.23	0.17	0.20	0.11
Cash dividends declared per common share	0.08	0.08	0.08	0.08	0.07
Return on average total assets	1.08%	1.09%	0.84%	0.95%	0.58%
Return on average common shareholders’ equity	10.5	10.6	8.2	9.4	5.4
Return on average tangible common shareholders’ equity (2)	14.1	14.4	11.3	12.9	7.0
Net interest margin (3)	3.29	3.31	3.30	3.25	3.18
Efficiency ratio (4)	60.5	62.9	65.7	61.6	75.0
Effective tax rate	24.7	22.4	22.2	23.6	16.3

Revenue—FTE
Net interest income	$758,433	$744,512	$729,975	$734,981	$625,390
FTE adjustment	12,209	12,069	12,058	12,560	10,598
Net interest income (3)	770,642	756,581	742,033	747,541	635,988
Noninterest income	330,097	325,218	312,463	334,337	302,415
Total revenue (3)	$1,100,739	$1,081,799	$1,054,496	$1,081,878	$938,403

Table 2 - Selected Year to Date Income Statements (1)

	Nine Months Ended September 30,		Change
(dollar amounts in thousands, except per share amounts)	2017	2016	Amount	Percent
Interest income	$2,539,771	$1,817,255	$722,516	40%
Interest expense	306,851	182,918	123,933	68
Net interest income	2,232,920	1,634,337	598,583	37
Provision for credit losses	136,206	115,896	20,310	18
Net interest income after provision for credit losses	2,096,714	1,518,441	578,273	38
Service charges on deposit accounts	261,683	232,722	28,961	12
Cards and payment processing income	153,301	119,951	33,350	28
Mortgage banking income	97,575	90,737	6,838	8
Trust and investment management services	99,633	74,258	25,375	34
Insurance income	45,099	48,037	(2,938)	(6)
Brokerage income	46,510	44,819	1,691	4
Capital markets fees	52,755	40,797	11,958	29
Bank owned life insurance income	49,317	40,500	8,817	22
Gain on sale of loans	38,701	22,166	16,535	75
Net securities gains (losses)	94	1,687	(1,593)	(94)
Other noninterest income	123,110	99,720	23,390	23
Total noninterest income	967,778	815,394	152,384	19
Personnel costs	1,151,085	989,369	161,716	16
Outside data processing and other services	241,957	216,047	25,910	12
Equipment	135,082	105,173	29,909	28
Net occupancy	175,437	103,640	71,797	69
Professional services	51,712	82,101	(30,389)	(37)
Marketing	49,736	41,479	8,257	20
Deposit and other insurance expense	59,031	38,335	20,696	54
Amortization of intangibles	42,614	16,357	26,257	161
Other noninterest expense	175,560	134,487	41,073	31
Total noninterest expense	2,082,214	1,726,988	355,226	21
Income before income taxes	982,278	606,847	375,431	62
Provision for income taxes	227,875	133,989	93,886	70
Net income	754,403	472,858	281,545	60
Dividends declared on preferred shares	56,670	46,409	10,261	22
Net income applicable to common shares	$697,733	$426,449	$271,284	64%

Average common shares—basic	1,087,115	844,167	242,948	29%
Average common shares—diluted	1,107,878	856,934	250,944	29
Net income per common share—basic	$0.64	$0.51	$0.13	25
Net income per common share—diluted	0.63	0.50	0.13	26
Cash dividends declared per common share	0.24	0.21	0.03	14

Revenue—FTE
Net interest income	$2,232,920	$1,634,337	$598,583	37%
FTE adjustment	36,336	29,848	6,488	22
Net interest income (3)	2,269,256	1,664,185	605,071	36
Noninterest income	967,778	815,394	152,384	19
Total revenue (3)	$3,237,034	$2,479,579	$757,455	31%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

Significant Items
Earnings comparisons are impacted by the Significant Items summarized below:
Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, are as follows:

•	During the 2017 third quarter, $31 million of noninterest expense was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.02 per common share.

•	During the 2017 second quarter, $50 million of noninterest expense was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.03 per common share.

•	During the 2016 third quarter, $159 million of noninterest expense was recorded related to the then pending acquisition of FirstMerit. This resulted in a negative impact of $0.11 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in thousands, except per share amounts)
	Three Months Ended
	September 30, 2017		June 30, 2017		September 30, 2016
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$274,568		$271,741		$127,004
Earnings per share, after-tax		$0.23		$0.23		$0.11

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$(30,733)		$(50,243)		$(158,749)
Tax impact	10,757		17,585		52,033
Mergers and acquisitions, after-tax	$(19,976)	$(0.02)	$(32,658)	$(0.03)	$(106,716)	$(0.11)

(1)	Based upon the quarterly average outstanding diluted common shares.

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Amount	EPS (1)	Amount	EPS (1)
Net income	$754,403		$472,858
Earnings per share, after-tax		$0.63		$0.50

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$(152,121)		$(185,944)
Tax impact	53,243		61,252
Mergers and acquisitions, after-tax	$(98,878)	$(0.09)	$(124,692)	$(0.14)

(1)	Based upon the year to date average outstanding diluted common shares.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
(dollar amounts in millions)	Three Months Ended					Change
	September 30,	June 30,	March 31,	December 31,	September 30,	3Q17 vs. 3Q16
	2017	2017	2017	2016	2016	Amount	Percent
Assets:
Interest-bearing deposits in banks	$102	$102	$100	$110	$95	$7	8%
Loans held for sale	678	525	415	2,507	695	(17)	(2)
Securities:
Available-for-sale and other securities:
Taxable	12,275	13,135	12,801	13,734	9,785	2,490	25
Tax-exempt	3,161	3,104	3,049	3,136	2,854	307	11
Total available-for-sale and other securities	15,436	16,239	15,850	16,870	12,639	2,797	22
Trading account securities	92	91	137	139	49	43	88
Held-to-maturity securities—taxable	8,264	7,427	7,656	5,432	5,487	2,777	51
Total securities	23,793	23,756	23,643	22,441	18,175	5,618	31
Loans and leases: (1)
Commercial:
Commercial and industrial	27,643	27,992	27,922	27,727	24,957	2,686	11
Commercial real estate:
Construction	1,152	1,130	1,314	1,413	1,132	20	2
Commercial	6,064	5,940	6,039	5,805	5,227	837	16
Commercial real estate	7,216	7,070	7,353	7,218	6,359	857	13
Total commercial	34,859	35,062	35,276	34,945	31,316	3,543	11
Consumer:
Automobile	11,713	11,324	11,063	10,866	11,402	311	3
Home equity	9,960	9,958	10,072	10,101	9,260	700	8
Residential mortgage	8,402	7,979	7,777	7,690	7,012	1,390	20
RV and marine finance	2,296	2,039	1,874	1,844	915	1,381	151
Other consumer	1,046	983	919	959	817	229	28
Total consumer	33,417	32,283	31,705	31,460	29,406	4,011	14
Total loans and leases	68,276	67,345	66,981	66,405	60,722	7,554	12
Allowance for loan and lease losses	(672)	(672)	(636)	(614)	(623)	(49)	8
Net loans and leases	67,604	66,673	66,345	65,791	60,099	7,505	12
Total earning assets	92,849	91,728	91,139	91,463	79,687	13,162	17
Cash and due from banks	1,299	1,287	2,011	1,538	1,325	(26)	(2)
Intangible assets	2,359	2,373	2,387	2,421	1,547	812	52
All other assets	5,455	5,405	5,442	5,559	4,962	493	10
Total assets	$101,290	$100,121	$100,343	$100,367	$86,898	$14,392	17%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$21,723	$21,599	$21,730	$23,250	$20,033	$1,690	8%
Demand deposits—interest-bearing	17,878	17,445	16,805	15,294	12,362	5,516	45
Total demand deposits	39,601	39,044	38,535	38,544	32,395	7,206	22
Money market deposits	20,314	19,212	18,653	18,618	18,453	1,861	10
Savings and other domestic deposits	11,590	11,889	11,970	12,272	8,889	2,701	30
Core certificates of deposit	2,044	2,146	2,342	2,636	2,285	(241)	(11)
Total core deposits	73,549	72,291	71,500	72,070	62,022	11,527	19
Other domestic time deposits of $250,000 or more	432	479	470	391	382	50	13
Brokered deposits and negotiable CDs	3,563	3,783	3,969	4,273	3,904	(341)	(9)
Deposits in foreign offices	—	—	—	152	194	(194)	—
Total deposits	77,544	76,553	75,939	76,886	66,502	11,042	17
Short-term borrowings	2,391	2,687	3,792	2,628	1,306	1,085	83
Long-term debt	8,949	8,730	8,529	8,594	8,488	461	5
Total interest-bearing liabilities	67,161	66,371	66,530	64,858	56,263	10,898	19
All other liabilities	1,661	1,557	1,661	1,833	1,608	53	3
Shareholders’ equity	10,745	10,594	10,422	10,426	8,994	1,751	19
Total liabilities and shareholders’ equity	$101,290	$100,121	$100,343	$100,367	$86,898	$14,392	17%

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Fully-taxable equivalent basis (3)	2017	2017	2017	2016	2016
Assets:
Interest-bearing deposits in banks	1.77%	1.53%	1.09%	0.64%	0.64%
Loans held for sale	3.83	3.73	3.82	2.95	3.53
Securities:
Available-for-sale and other securities:
Taxable	2.42	2.38	2.38	2.43	2.35
Tax-exempt	3.62	3.71	3.77	3.60	3.01
Total available-for-sale and other securities	2.67	2.64	2.65	2.65	2.50
Trading account securities	0.16	0.25	0.11	0.18	0.58
Held-to-maturity securities—taxable	2.36	2.38	2.36	2.43	2.41
Total securities	2.55	2.55	2.54	2.58	2.47
Loans and leases: (1)
Commercial:
Commercial and industrial	4.05	4.04	3.98	3.83	3.68
Commercial real estate:
Construction	4.55	4.26	3.95	3.65	3.76
Commercial	4.08	3.97	3.69	3.54	3.54
Commercial real estate	4.16	4.02	3.74	3.56	3.58
Total commercial	4.07	4.04	3.93	3.78	3.66
Consumer:
Automobile	3.60	3.55	3.55	3.57	3.37
Home equity	4.72	4.61	4.45	4.24	4.21
Residential mortgage	3.65	3.66	3.63	3.58	3.61
RV and marine finance	5.43	5.57	5.63	5.64	5.70
Other consumer	11.59	11.47	12.05	10.91	10.93
Total consumer	4.32	4.27	4.23	4.13	3.97
Total loans and leases	4.20	4.15	4.07	3.95	3.81
Total earning assets	3.78	3.75	3.70	3.60	3.52
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.23	0.20	0.15	0.11	0.11
Total demand deposits	0.10	0.09	0.07	0.04	0.04
Money market deposits	0.36	0.31	0.26	0.24	0.24
Savings and other domestic deposits	0.20	0.21	0.22	0.25	0.21
Core certificates of deposit	0.73	0.56	0.39	0.29	0.43
Total core deposits	0.30	0.26	0.22	0.20	0.20
Other domestic time deposits of $250,000 or more	0.61	0.49	0.45	0.39	0.40
Brokered deposits and negotiable CDs	1.16	0.95	0.72	0.48	0.44
Deposits in foreign offices	—	—	—	0.13	0.13
Total deposits	0.35	0.31	0.26	0.23	0.22
Short-term borrowings	0.95	0.78	0.63	0.36	0.29
Long-term debt	2.65	2.49	2.33	2.19	1.97
Total interest-bearing liabilities	0.68	0.61	0.54	0.48	0.49
Net interest rate spread	3.10	3.14	3.16	3.12	3.03
Impact of noninterest-bearing funds on margin	0.19	0.17	0.14	0.13	0.15
Net interest margin	3.29%	3.31%	3.30%	3.25%	3.18%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	FTE yields are calculated assuming a 35% tax rate.

2017 Third Quarter versus 2016 Third Quarter
Fully-taxable equivalent (FTE) net interest income for the 2017 third quarter increased $135 million, or 21%, from the 2016 third quarter. This reflected the benefit from the $13.2 billion, or 17%, increase in average earning assets coupled with an 11 basis point improvement in the FTE net interest margin (NIM) to 3.29%. Average earning asset growth included a $7.6 billion, or 12%, increase in average loans and leases and a $5.6 billion, or 31%, increase in average securities. The NIM expansion reflected a 26 basis point increase related to the mix and yield of earning assets and a 4 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 19 basis point increase in funding costs. FTE net interest income during the 2017 third quarter included $27 million, or approximately 12 basis points, of purchase accounting impact.
Average earning assets for the 2017 third quarter increased $13.2 billion, or 17%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition. Average securities increased $5.6 billion, or 31%, which included a $0.3 billion increase in direct purchase municipal instruments in our commercial banking segment. Average residential mortgage loans increased $1.4 billion, or 20%, as we continue to see the benefits associated with the expansion of our home lending business. Average RV and marine finance loans increased $1.4 billion, or 151%, reflecting the expansion of the acquired business into 17 new states over the past year.
Average total deposits for the 2017 third quarter increased $11.0 billion, or 17%, from the year-ago quarter, while average total core deposits increased $11.5 billion, or 19%. Average total interest-bearing liabilities increased $10.9 billion, or 19%, from the year-ago quarter. These increases primarily reflect the impact of the FirstMerit acquisition. Average demand deposits increased $7.2 billion, or 22%, comprised of a $5.1 billion, or 24%, increase in average commercial demand deposits and a $2.1 billion, or 20%, increase in average consumer demand deposits. Average long-term borrowings increased $0.5 billion, or 5%, reflecting the issuance of $2.7 billion and maturity of $1.6 billion of senior debt over the past five quarters.
2017 Third Quarter versus 2017 Second Quarter
Compared to the 2017 second quarter, FTE net interest income increased $14 million, or 2%. Average earning assets increased $1.1 billion, or 1%, sequentially, while the NIM decreased 2 basis points. The decrease in the NIM reflected a 7 basis point increase in the cost of interest-bearing liabilities, partially offset by a 3 basis point increase in earning asset yields and a 2 basis point increase in the benefit from noninterest-bearing funds. The purchase accounting impact on the net interest margin was approximately 12 basis points in the 2017 third quarter compared to approximately 15 basis points in the prior quarter.
Compared to the 2017 second quarter, average earning assets increased $1.1 billion, or 1%. Average loans and leases increased $0.9 billion, or 1%, primarily reflecting growth in residential mortgage, automobile, and RV and marine loans partially offset by a decline in average commercial and industrial loans. Average commercial and industrial loans were negatively impacted by the seasonal decline in automobile floorplan lending, a reduction in mortgage warehouse lending, and continued runoff in corporate banking, partially offset by growth in asset finance.
Compared to the 2017 second quarter, average total core deposits increased $1.3 billion, or 2%, primarily reflecting a $1.1 billion, or 6%, increase in money market deposits and a $0.6 billion, or 1%, increase in average demand deposits.

Table 5 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

(dollar amounts in millions)	YTD Average Balances				YTD Average Rates (2)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
Fully-taxable equivalent basis (1)	2017	2016	Amount	Percent	2017	2016
Assets:
Interest-bearing deposits in banks	$102	$97	$5	5%	1.46%	0.37%
Loans held for sale	540	567	(27)	(5)	3.79	3.76
Securities:
Available-for-sale and other securities:
Taxable	12,735	7,781	4,954	64	2.40	2.37
Tax-exempt	3,105	2,576	529	21	3.70	3.25
Total available-for-sale and other securities	15,840	10,357	5,483	53	2.65	2.59
Trading account securities	107	43	64	149	0.17	0.68
Held-to-maturity securities—taxable	7,785	5,781	2,004	35	2.37	2.43
Total securities	23,732	16,181	7,551	47	2.55	2.53
Loans and leases: (3)
Commercial:
Commercial and industrial	27,852	22,326	5,526	25	4.03	3.57
Commercial real estate:
Construction	1,198	979	219	22	4.24	3.66
Commercial	6,014	4,621	1,393	30	3.92	3.50
Commercial real estate	7,212	5,600	1,612	29	3.97	3.52
Total commercial	35,064	27,926	7,138	26	4.01	3.56
Consumer:
Automobile	11,369	10,430	939	9	3.57	3.24
Home equity	9,983	8,708	1,275	15	4.60	4.19
Residential mortgage	8,055	6,406	1,649	26	3.65	3.65
RV and marine finance	2,071	307	1,764	575	5.54	5.70
Other consumer	997	670	327	49	11.53	10.46
Total consumer	32,475	26,521	5,954	22	4.27	3.86
Total loans and leases	67,539	54,447	13,092	24	4.14	3.71
Allowance for loan and lease losses	(660)	(614)	(46)	7
Net loans and leases	66,879	53,833	13,046	24
Total earning assets	91,913	71,292	20,621	29	3.75%	3.46%
Cash and due from banks	1,530	1,114	416	37
Intangible assets	2,373	1,003	1,370	137
All other assets	5,433	4,446	987	22
Total assets	$100,589	$77,241	$23,348	30%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$21,684	$17,634	$4,050	23%	—%	—%
Demand deposits—interest-bearing	17,380	9,538	7,842	82	0.20	0.10
Total demand deposits	39,064	27,172	11,892	44	0.09	0.03
Money market deposits	19,399	19,220	179	1	0.31	0.24
Savings and other domestic deposits	11,815	6,541	5,274	81	0.21	0.16
Core certificates of deposit	2,176	2,186	(10)	—	0.55	0.67
Total core deposits	72,454	55,119	17,335	31	0.26	0.21
Other domestic time deposits of $250,000 or more	460	413	47	11	0.51	0.40
Brokered deposits and negotiable CDs	3,770	3,239	531	16	0.93	0.41
Deposits in foreign offices	—	222	(222)	—	—	0.13
Total deposits	76,684	58,993	17,691	30	0.31	0.23
Short-term borrowings	2,952	1,161	1,791	154	0.76	0.32
Long-term debt	8,738	7,866	872	11	2.49	1.84
Total interest-bearing liabilities	66,690	50,386	16,304	32	0.61	0.48
All other liabilities	1,627	1,513	114	8
Shareholders’ equity	10,588	7,708	2,880	37
Total liabilities and shareholders’ equity	$100,589	$77,241	$23,348	30%
Net interest rate spread					3.13	2.98
Impact of noninterest-bearing funds on margin					0.17	0.14
Net interest margin					3.30%	3.12%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2017 First Nine Months versus 2016 First Nine Months
FTE net interest income for the first nine-month period of 2017 increased $605 million, or 36%. This reflected the benefit of a $20.6 billion, or 29%, increase in average total earning assets coupled with a FTE net interest margin, which increased to 3.30% from 3.12%. Average securities increased $7.6 billion, or 47%, primarily reflecting the acquisition of FirstMerit and an increase in direct purchase municipal instruments in our commercial banking segment. Average loans and leases increased $13.1 billion, or 24%, primarily reflecting an increase in C&I lending, residential mortgage loans and RV and marine finance resulting from the acquisition of FirstMerit.
Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2017 third quarter was $44 million, which decreased $20 million, or 32%, compared to the third quarter 2016. NCOs increased $3 million to $43 million compared with the same period in the prior year reflecting an increase in consumer net charge-offs, partially offset by a decrease in commercial net charge-offs. Net charge-offs represented an annualized 0.25% of average loans and leases, which remains below our long-term expectation of 35 to 55 basis points.
On a year-to-date basis, provision for credit losses for the first nine-month period of 2017 was $136 million, an increase of $20 million, or 18%, compared to the year-ago period, reflecting increased net charge-offs due to portfolio loan growth.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
	Three Months Ended			3Q17 vs. 3Q16		3Q17 vs. 2Q17
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in thousands)	2017	2017	2016	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$90,681	$87,582	$86,847	$3,834	4%	$3,099	4%
Cards and payment processing income	53,647	52,485	44,320	9,327	21	1,162	2
Mortgage banking income	33,615	32,268	40,603	(6,988)	(17)	1,347	4
Trust and investment management services	33,531	32,232	28,923	4,608	16	1,299	4
Insurance income	13,992	15,843	15,865	(1,873)	(12)	(1,851)	(12)
Brokerage income	14,458	16,294	14,719	(261)	(2)	(1,836)	(11)
Capital markets fees	21,719	16,836	14,750	6,969	47	4,883	29
Bank owned life insurance income	16,453	15,322	14,452	2,001	14	1,131	7
Gain on sale of loans	13,877	12,002	7,506	6,371	85	1,875	16
Net securities gains (losses)	(33)	135	1,031	(1,064)	(103)	(168)	(124)
Other noninterest income	38,157	44,219	33,399	4,758	14	(6,062)	(14)
Total noninterest income	$330,097	$325,218	$302,415	$27,682	9%	$4,879	2%
2017 Third Quarter versus 2016 Third Quarter
Noninterest income for the 2017 third quarter increased $28 million, or 9%, from the year-ago quarter, primarily reflecting the impact of the FirstMerit acquisition. Card and payment processing income increased $9 million, or 21%, due to higher credit and debit card related income and underlying customer growth. Capital markets fees increased $7 million, or 47%, reflecting our ongoing strategic focus on expanding the business. Gain on sale of loans increased $6 million, or 85%, as a result of continued expansion of our SBA lending business. Other income increased $5 million, or 14%, primarily reflecting a $5 million benefit from derivative ineffectiveness and a $3 million increase in servicing income. These increases were partially offset by a $7 million decline in mortgage banking income due to lower spreads on origination volume.

2017 Third Quarter versus 2017 Second Quarter
Compared to the 2017 second quarter, total noninterest income increased $5 million, or 2%. Capital markets fees increased $5 million, or 29%, as a result of the previously-mentioned expansion of the business. Conversely, other income decreased $6 million, or 14%, primarily reflecting a decrease in loan syndication fees.

Table 7 - Noninterest Income—2017 First Nine Months vs. 2016 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2017	2016	Amount	Percent
Service charges on deposit accounts	$261,683	$232,722	$28,961	12%
Cards and payment processing income	153,301	119,951	33,350	28
Mortgage banking income	97,575	90,737	6,838	8
Trust and investment management services	99,633	74,258	25,375	34
Insurance income	45,099	48,037	(2,938)	(6)
Brokerage income	46,510	44,819	1,691	4
Capital markets fees	52,755	40,797	11,958	29
Bank owned life insurance income	49,317	40,500	8,817	22
Gain on sale of loans	38,701	22,166	16,535	75
Net securities gains (losses)	94	1,687	(1,593)	(94)
Other noninterest income	123,110	99,720	23,390	23
Total noninterest income	$967,778	$815,394	$152,384	19%

Noninterest income for the first nine-month period of 2017 increased $152 million, or 19%, from the year-ago period, primarily reflecting the impact of the FirstMerit acquisition. Service charges on deposit accounts increased $29 million, or 12%, reflecting the benefit of the FirstMerit acquisition and continued new customer acquisition. Cards and payment processing income increased $33 million, or 28%, due to an increase in credit and debit card transactions and underlying customer growth. Trust and investment management services increased $25 million, or 34%, primarily reflecting an increase in assets under management as a result of the FirstMerit acquisition.
Noninterest Expense
(This section should be read in conjunction with Significant Items 1.)
The following table reflects noninterest expense for each of the periods presented:

Table 8 - Noninterest Expense
	Three Months Ended			3Q17 vs. 3Q16		3Q17 vs. 2Q17
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in thousands)	2017	2017	2016	Amount	Percent	Amount	Percent
Personnel costs	$377,088	$391,997	$405,024	$(27,936)	(7)%	$(14,909)	(4)%
Outside data processing and other services	79,586	75,169	91,133	(11,547)	(13)	4,417	6
Equipment	45,458	42,924	40,792	4,666	11	2,534	6
Net occupancy	55,124	52,613	41,460	13,664	33	2,511	5
Professional services	15,227	18,190	47,075	(31,848)	(68)	(2,963)	(16)
Marketing	16,970	18,843	14,438	2,532	18	(1,873)	(10)
Deposit and other insurance expense	18,514	20,418	14,940	3,574	24	(1,904)	(9)
Amortization of intangibles	14,017	14,242	9,046	4,971	55	(225)	(2)
Other noninterest expense	58,444	59,968	48,339	10,105	21	(1,524)	(3)
Total noninterest expense	$680,428	$694,364	$712,247	$(31,819)	(4)%	$(13,936)	(2)%
Number of employees (average full-time equivalent)	15,508	15,877	14,511	997	7%	(369)	(2)%

Impacts of Significant Items:

	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in thousands)	2017	2017	2016
Personnel costs	$4,362	$17,934	$76,199
Outside data processing and other services	3,304	6,246	27,639
Equipment	6,505	3,994	4,739
Net occupancy	14,255	14,415	7,116
Professional services	2,038	3,804	33,679
Marketing	17	112	926
Other noninterest expense	252	3,738	8,451
Total noninterest expense adjustments	$30,733	$50,243	$158,749
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Three Months Ended			3Q17 vs. 3Q16		3Q17 vs. 2Q17
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in thousands)	2017	2017	2016	Amount	Percent	Amount	Percent
Personnel costs	$372,726	$374,063	$328,825	$43,901	13%	$(1,337)	—%
Outside data processing and other services	76,282	68,923	63,494	12,788	20	7,359	11
Equipment	38,953	38,930	36,053	2,900	8	23	—
Net occupancy	40,869	38,198	34,344	6,525	19	2,671	7
Professional services	13,189	14,386	13,396	(207)	(2)	(1,197)	(8)
Marketing	16,953	18,731	13,512	3,441	25	(1,778)	(9)
Deposit and other insurance expense	18,514	20,418	14,940	3,574	24	(1,904)	(9)
Amortization of intangibles	14,017	14,242	9,046	4,971	55	(225)	(2)
Other noninterest expense	58,192	56,230	39,888	18,304	46	1,962	3
Total adjusted noninterest expense (Non-GAAP)	$649,695	$644,121	$553,498	$96,197	17%	$5,574	1%

2017 Third Quarter versus 2016 Third Quarter
Reported noninterest expense for the 2017 third quarter decreased $32 million, or 4%, from the year-ago quarter, primarily reflecting the year-over-year decrease in FirstMerit acquisition-related Significant Items. Personnel costs decreased $28 million, or 7%, primarily reflecting a $72 million net decrease in acquisition-related personnel expense partially offset by a 7% increase in average full-time equivalent employees. Professional services decreased $32 million, or 68%, reflecting the net decrease in Significant Items. Outside data processing and other services decreased $12 million, or 13%, reflecting the $24 million net decrease in Significant Items partially offset by higher card and data processing expense from increased usage. Partially offsetting these decreases, other expense increased $10 million, or 21%, primarily reflecting a $5 million increase in donations and sponsorships and a $3 million impairment of certain equipment lease residuals. The 2017 third quarter noninterest expense also included approximately $12 million of nonrecurring net expense, not included in Significant Items, from personnel, operational, and efficiency improvement efforts, including the previously announced consolidation of 38 full-service branches, 7 drive-through only locations, and 3 corporate offices.
2017 Third Quarter versus 2017 Second Quarter
Reported noninterest expense decreased $14 million, or 2%, from the 2017 second quarter, including a $20 million net decrease in Significant Items. Personnel costs decreased $15 million, or 4%, reflecting a $14 million net decrease in acquisition-related expenses.

Table 9 - Noninterest Expense—2017 First Nine Months vs. 2016 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2017	2016	Amount	Percent
Personnel costs	$1,151,085	$989,369	$161,716	16%
Outside data processing and other services	241,957	216,047	25,910	12
Equipment	135,082	105,173	29,909	28
Net occupancy	175,437	103,640	71,797	69
Professional services	51,712	82,101	(30,389)	(37)
Marketing	49,736	41,479	8,257	20
Deposit and other insurance expense	59,031	38,335	20,696	54
Amortization of intangibles	42,614	16,357	26,257	161
Other noninterest expense	175,560	134,487	41,073	31
Total noninterest expense	$2,082,214	$1,726,988	$355,226	21%
Impacts of Significant Items:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016
Personnel costs	$41,851	$81,405
Outside data processing and other services	24,025	31,047
Equipment	16,262	4,743
Net occupancy	52,012	7,626
Professional services	10,060	48,676
Marketing	945	1,180
Other noninterest expense	9,116	11,267
Total noninterest expense adjustments	$154,271	$185,944
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in Additional Disclosures section):

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2017	2016	Amount	Percent
Personnel costs	$1,109,234	$907,964	$201,270	22%
Outside data processing and other services	217,932	185,000	32,932	18
Equipment	118,820	100,430	18,390	18
Net occupancy	123,425	96,014	27,411	29
Professional services	41,652	33,425	8,227	25
Marketing	48,791	40,299	8,492	21
Deposit and other insurance expense	59,031	38,335	20,696	54
Amortization of intangibles	42,614	16,357	26,257	161
Other noninterest expense	166,444	123,220	43,224	35
Total adjusted noninterest expense (Non-GAAP)	$1,927,943	$1,541,044	$386,899	25%

Reported noninterest expense increased $355 million, or 21%, from the year-ago period, primarily reflecting the impact of the FirstMerit acquisition, including Significant Items. Personnel costs increased $162 million, or 16%, primarily reflecting a 21% increase in the number of average full-time equivalent employees largely related to the additional colleagues during the integration and conversion of FirstMerit as well as the in-store branch expansion. Net occupancy expense increased $72 million, or 69%, largely due to an increase of $44 million of acquisition-related expense. Outside data processing and other services increased $26 million, or 12%, primarily reflecting higher card and data processing expense from increased usage partially offset by a decline in acquisition-related expenses. Deposit and other insurance expense increased $21 million, or 54%, reflecting the larger assessment based and the FDIC Large Institution Surcharge implemented during the 2016 third quarter. Other noninterest expense increased $41 million, or 31%, reflecting the impact of the acquisition as well as a $5 million increase in donations and sponsorships and a $3 million impairment on certain equipment lease residuals. These increases were partially offset by a decrease of $30 million, or 37%, in professional services reflecting a $39 million decrease in acquisition-related expenses.
Provision for Income Taxes
The provision for income taxes in the 2017 third quarter was $90 million. This compared with a provision for income taxes of $25 million in the 2016 third quarter and $79 million in the 2017 second quarter. The provision for income taxes for the nine month periods ended September 30, 2017 and September 30, 2016 was $228 million and $134 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. The effective tax rates for the 2017 third quarter, 2016 third quarter, and 2017 second quarter were 24.7%, 16.3%, and 22.4%, respectively. The effective tax rates for the nine-month periods ended September 30, 2017 and September 30, 2016 were 23.2% and 22.1%, respectively. The variance between the 2017 third quarter compared to the 2016 third quarter and 2017 second quarter and for the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 in the provision for income taxes and effective tax rates relates primarily to the Significant Items. The net federal deferred tax asset was $29 million and the net state deferred tax asset was $35 million at September 30, 2017.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. While the statute of limitations remains open for tax years 2012-2016, the IRS has advised that tax years 2012-2014 will not be audited, and plans to begin the examination of the 2015 federal income tax return during the 2017 fourth quarter. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
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
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2016 Form 10-K for a brief description of each portfolio segment.

The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
Ending Balances by Type:
Commercial:
Commercial and industrial	$27,469	40%	$27,969	41%	$28,176	42%	$28,059	42%	$27,668	42%
Commercial real estate:
Construction	1,182	2	1,145	2	1,107	2	1,446	2	1,414	2
Commercial	6,024	9	6,000	9	5,986	9	5,855	9	5,842	9
Commercial real estate	7,206	11	7,145	11	7,093	11	7,301	11	7,256	11
Total commercial	34,675	51	35,114	52	35,269	53	35,360	53	34,924	53
Consumer:
Automobile	11,876	17	11,555	17	11,155	17	10,969	16	10,791	16
Home equity	9,985	15	9,966	15	9,974	15	10,106	15	10,120	15
Residential mortgage	8,616	13	8,237	12	7,829	12	7,725	12	7,665	12
RV and marine finance	2,371	3	2,178	3	1,935	2	1,846	3	1,840	3
Other consumer	1,064	1	1,009	1	936	1	956	1	964	1
Total consumer	33,912	49	32,945	48	31,829	47	31,602	47	31,380	47
Total loans and leases	$68,587	100%	$68,059	100%	$67,098	100%	$66,962	100%	$66,304	100%

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

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2016 are consistent with the portfolio growth.

Table 11 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)
	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
Commercial loans and leases:
Real estate and rental and leasing	$7,461	11%	$7,588	12%	$7,482	12%	$7,545	11%	$7,513	12%
Manufacturing	4,874	7	4,916	7	5,048	8	4,937	7	4,931	7
Retail trade (1)	4,643	7	4,805	7	4,902	7	4,758	7	4,588	7
Finance and insurance	2,900	4	3,051	4	2,844	4	2,010	3	2,289	3
Health care and social assistance	2,727	4	2,699	4	2,727	4	2,729	4	2,638	4
Wholesale trade	2,070	3	2,058	3	2,181	3	2,071	3	2,009	3
Accommodation and food services	1,653	2	1,660	2	1,652	2	1,678	3	1,612	2
Other services	1,265	2	1,261	2	1,278	2	1,223	2	1,205	2
Transportation and warehousing	1,255	2	1,284	2	1,382	2	1,366	2	1,357	2
Professional, scientific, and technical services	1,230	2	1,232	2	1,240	2	1,264	2	1,228	2
Construction	913	1	928	1	924	1	875	1	889	1
Mining, quarrying, and oil and gas extraction	619	1	501	1	511	1	668	1	704	1
Arts, entertainment, and recreation	530	1	469	1	506	1	556	1	437	1
Educational services	509	1	570	1	544	1	501	1	495	1
Admin./Support/Waste Mgmt. and Remediation Services	484	1	444	1	427	1	429	1	409	1
Information	468	1	458	1	454	1	473	1	475	1
Utilities	431	1	433	1	463	1	470	1	480	1
Public administration	262	—	274	—	266	—	272	—	273	—
Agriculture, forestry, fishing and hunting	176	—	203	—	170	—	151	—	161	—
Unclassified/Other	122	—	183	—	167	—	1,288	2	1,136	2
Management of companies and enterprises	86	—	97	—	101	—	96	—	95	—
Total commercial loans and leases by industry category	34,675	51	35,114	52	35,269	53	35,360	53	34,924	53
Automobile	11,876	17	11,555	17	11,155	17	10,969	16	10,791	16
Home Equity	9,985	15	9,966	15	9,974	15	10,106	15	10,120	15
Residential mortgage	8,616	13	8,237	12	7,829	12	7,725	12	7,665	12
RV and marine finance	2,371	3	2,178	3	1,935	2	1,846	3	1,840	3
Other consumer loans	1,064	1	1,009	1	936	1	956	1	964	1
Total loans and leases	$68,587	100%	$68,059	100%	$67,098	100%	$66,962	100%	$66,304	100%

(1)
Amounts include $3.0 billion, $3.2 billion, $3.3 billion, $3.2 billion and $3.0 billion of auto dealer services loans at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

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

Credit quality performance in the 2017 third quarter reflected continued overall positive results with stable levels of delinquencies and a 7% decline in NPAs from the prior quarter. Total NCOs were $43 million, or 0.25% annualized, of average total loans and leases.  Net charge-offs increased by $7 million from the prior quarter, due to an increase in the net charge-offs of the consumer portfolios. The ACL to total loans and leases ratio declined by 1 basis point to 1.10%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2016 Form 10-K.)
NPAs and NALs
Of the $187 million of CRE and C&I-related NALs at September 30, 2017, $106 million, or 57%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine and other consumer loans are generally charged-off at 120-days past due. TDR recognition at an earlier past due status than summarized above also may result in NAL designation.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in thousands)
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans and leases (NALs):
Commercial and industrial	$169,751	$195,279	$232,171	$234,184	$220,862
Commercial real estate	17,397	16,763	13,889	20,508	21,300
Automobile	4,076	3,825	4,881	5,766	4,777
Home equity	71,353	67,940	69,575	71,798	69,044
Residential mortgage	75,251	80,306	80,686	90,502	88,155
RV and marine finance	309	341	106	245	96
Other consumer	108	2	2	—	—
Total nonaccrual loans and leases	338,245	364,456	401,310	423,003	404,234
Other real estate:
Residential	26,449	26,890	31,786	30,932	34,421
Commercial	15,592	16,926	18,101	19,998	36,915
Total other real estate	42,041	43,816	49,887	50,930	71,336
Other NPAs (1)	6,677	6,906	6,910	6,968	—
Total nonperforming assets	$386,963	$415,178	$458,107	$480,901	$475,570

Nonaccrual loans and leases as a % of total loans and leases	0.49%	0.54%	0.60%	0.63%	0.61%
NPA ratio (2)	0.56	0.61	0.68	0.72	0.72
(NPA&90+days past due)/(Loans&OREO)	0.74	0.81	0.87	0.91	0.92

(1)Other nonperforming assets includes certain impaired investment securities.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

2017 Third Quarter versus 2016 Fourth Quarter.
Total NPAs decreased by $94 million, or 20%, compared with December 31, 2016 primarily as a result of decreases in the C&I and residential portfolios NALs and a 17% decrease in OREO. The C&I decline was a result of significant payoffs and return to accrual of large relationships that were identified as NAL in the fourth quarter of 2016.  The residential mortgage decline was in part due to the efforts by our Home Savers Group actively working with our customers.

TDR Loans
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2016 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been between 80% and 84%, as borrowers continue to make their monthly payments in accordance with the modified terms.  From a payment standpoint, over 80% of the $500 million of accruing TDRs secured by residential real estate (Residential Mortgage and Home Equity in Table 13) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in thousands)
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Troubled debt restructured loans—accruing:
Commercial and industrial	$268,373	$270,372	$222,303	$210,119	$232,740
Commercial real estate	80,272	74,429	81,202	76,844	80,553
Automobile	28,973	28,140	27,968	26,382	27,843
Home equity	264,410	268,731	271,258	269,709	275,601
Residential mortgage	235,191	238,087	239,175	242,901	251,529
RV and marine finance	1,211	950	581	—	—
Other consumer	6,353	4,017	4,128	3,780	4,102
Total troubled debt restructured loans—accruing	884,783	884,726	846,615	829,735	872,368
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	96,248	89,757	88,759	107,087	70,179
Commercial real estate	3,797	3,823	4,357	4,507	5,672
Automobile	4,076	4,291	4,763	4,579	4,437
Home equity	30,753	28,667	29,090	28,128	28,009
Residential mortgage	50,428	55,590	59,773	59,157	62,027
RV and marine finance	309	381	106	—	—
Other consumer	103	109	117	118	142
Total troubled debt restructured loans—nonaccruing	185,714	182,618	186,965	203,576	170,466
Total troubled debt restructured loans	$1,070,497	$1,067,344	$1,033,580	$1,033,311	$1,042,834

Accruing TDRs increased by $55 million compared with December 31, 2016, primarily as a result of the addition of C&I loans that meet the well secured definition and have demonstrated a period of satisfactory payment performance.
ACL
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL Methodology Committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for the recognition of loan losses due to new loan originations or funding under existing lines, and  increased risk levels resulting from loan risk-rating downgrades or increasing delinquency migrations.  Reductions reflect charge-offs (net of recoveries), and decreased risk levels resulting from loan risk-rating upgrades, decreasing delinquencies, or the sale / paydown of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
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
The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 14 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in thousands)

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
Allowance for Credit Losses
Commercial
Commercial and industrial	$373,821	40%	$367,956	41%	$380,504	42%	$355,424	42%	$333,101	42%
Commercial real estate	100,301	11	106,620	11	99,804	11	95,667	11	98,694	11
Total commercial	474,122	51	474,576	52	480,308	53	451,091	53	431,795	53
Consumer
Automobile	50,382	17	48,322	17	46,402	17	47,970	16	42,584	16
Home equity	57,897	15	62,941	15	64,900	15	65,474	15	69,866	15
Residential mortgage	29,236	13	33,304	12	35,559	12	33,398	12	36,510	12
RV and marine finance	13,018	3	7,665	3	4,022	2	5,311	3	4,289	3
Other consumer	50,831	1	41,188	1	41,389	1	35,169	1	31,854	1
Total consumer	201,364	49	193,420	48	192,272	47	187,322	47	185,103	47
Total allowance for loan and lease losses	675,486	100%	667,996	100%	672,580	100%	638,413	100%	616,898	100%
Allowance for unfunded loan commitments	78,566		85,359		91,838		97,879		88,433
Total allowance for credit losses	$754,052		$753,355		$764,418		$736,292		$705,331
Total allowance for loan and leases losses as % of:
Total loans and leases		0.98%		0.98%		1.00%		0.95%		0.93%
Nonaccrual loans and leases		200		183		168		151		153
Nonperforming assets		175		161		147		133		130
Total allowance for credit losses as % of:
Total loans and leases		1.10%		1.11%		1.14%		1.10%		1.06%
Nonaccrual loans and leases		223		207		190		174		174
Nonperforming assets		195		181		167		153		148

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

2017 Third Quarter versus 2016 Fourth Quarter
At September 30, 2017, the ALLL was $675 million, compared to $638 million at December 31, 2016. The $37 million, or 6%, increase in the ALLL relates to an increase in Criticized/Classified assets in the C&I portfolio as well as growth in reserve levels for the Other Consumer portfolio related to growth and seasoning of the portfolio.
The ACL to total loans ratio was 1.10% at September 30, 2017 and December 31, 2016. Management believes the ratio is appropriate given the overall moderate-to-low risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans. We believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs
A loan in any portfolio may be charged-off if a loss confirming event has occurred or in accordance with the policies described below, whichever is earlier. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency where that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs.
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

Table 15 - Quarterly Net Charge-off Analysis
	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in thousands)	2017	2017	2016
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$13,317	$12,870	$19,225
Commercial real estate:
Construction	(870)	83	(271)
Commercial	(3,184)	(3,638)	(2,427)
Commercial real estate	(4,054)	(3,555)	(2,698)
Total commercial	9,263	9,315	16,527
Consumer:
Automobile	9,619	8,318	7,769
Home equity	1,532	1,218	2,624
Residential mortgage	2,057	1,052	1,728
RV and marine finance	3,390	1,875	106
Other consumer	17,031	14,262	11,311
Total consumer	33,629	26,725	23,538
Total net charge-offs	$42,892	$36,040	$40,065

	Three Months Ended
	September 30,	June 30,	September 30,
	2017	2017	2016
Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.19%	0.18%	0.31%
Commercial real estate:
Construction	(0.30)	0.03	(0.10)
Commercial	(0.21)	(0.24)	(0.19)
Commercial real estate	(0.22)	(0.20)	(0.17)
Total commercial	0.11	0.11	0.21
Consumer:
Automobile	0.33	0.29	0.27
Home equity	0.06	0.05	0.11
Residential mortgage	0.10	0.05	0.10
RV and marine finance	0.59	0.37	0.05
Other consumer	6.51	5.81	5.54
Total consumer	0.40	0.33	0.32
Net charge-offs as a % of average loans	0.25%	0.21%	0.26%

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL is established consistent with the level of risk associated with the commercial portfolio's original underwriting. As a part of our normal portfolio management process for commercial loans, loans within the portfolio are periodically reviewed and the ALLL is increased or decreased based on the updated risk ratings. For TDRs and individually assessed impaired loans, a specific reserve is established based on the discounted projected cash flows or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL is established. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans, except for TDRs. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.
2017 Third Quarter versus 2017 Second Quarter
NCOs were an annualized 0.25% of average loans and leases in the current quarter, an increase from 0.21% in the 2017 second quarter, still below our long-term expectation of 0.35% - 0.55%. Commercial - C&I charge-offs were slightly higher for the quarter, but well within our expected performance range. Consumer charge-offs were higher for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the low level of C&I and CRE NCO’s, we have experienced and continue to expect some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO detail for the nine-month periods ended September 30, 2017 and 2016:

Table 16 - Year to Date Net Charge-off Analysis
	Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$34,283	$29,441
Commercial real estate:
Construction	(3,924)	(752)
Commercial	(5,927)	(20,095)
Commercial real estate	(9,851)	(20,847)
Total commercial	24,432	8,594
Consumer:
Automobile	30,344	18,859
Home equity	4,412	7,383
Residential mortgage	5,704	4,151
RV and marine finance	7,628	106
Other consumer	45,850	26,279
Total consumer	93,938	56,778
Total net charge-offs	$118,370	$65,372

	Nine Months Ended September 30,
	2017	2016
Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.16%	0.18%
Commercial real estate:
Construction	(0.44)	(0.10)
Commercial	(0.13)	(0.58)
Commercial real estate	(0.18)	(0.50)
Total commercial	0.09	0.04
Consumer:
Automobile	0.36	0.24
Home equity	0.06	0.11
Residential mortgage	0.09	0.09
RV and marine finance	0.49	0.05
Other consumer	6.13	5.23
Total consumer	0.39	0.29
Net charge-offs as a % of average loans	0.23%	0.16%

2017 First Nine Months versus 2016 First Nine Months
NCOs were $118 million, a $53 million increase from the same period in the prior year. The increase primarily relates to portfolio growth as a result of the FirstMerit acquisition as well as one large commercial recovery in the prior year period. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

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
Interest Rate Risk

Table 17 - Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-2.0%	-4.0%
September 30, 2017	-0.5%	2.5%	5.0%
December 31, 2016	-1.0%	2.7%	5.6%
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
Our NII at Risk is within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk shows that the balance sheet is asset sensitive at both September 30, 2017, and December 31, 2016.

Table 18 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	N/A	-5.0%	-12.0%
September 30, 2017	-1.2%	3.4%	4.9%
December 31, 2016	-0.6%	0.9%	0.2%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which deposit costs reach zero percent.
We are within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE depicts a moderate level of long-term interest rate risk, which indicates the balance sheet is positioned favorably for rising interest rates. The EVE increase at September 30, 2017 from December 31, 2016 is primarily the result of a change in the average life assumptions for certain loans, deposits and securities.
MSRs
(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At September 30, 2017, we had a total of $195 million of capitalized MSRs representing the right to service $19.6 billion in mortgage loans. Of this $195 million, $12 million was recorded using the fair value method and $183 million was recorded using the amortization method.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed hedging strategies to reduce the risk of MSR fair value changes or impairment. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. We report changes in the MSR value net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in the recorded value of the MSR between reporting dates are recognized as an increase or a decrease in mortgage banking income.

MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in servicing rights in the Unaudited Condensed Consolidated Financial Statements.
Price Risk
Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiary, foreign exchange positions and equity investments. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held.
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section of our 2016 Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 95% of total deposits at September 30, 2017. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $13.9 billion as of September 30, 2017.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2017, these core deposits funded 73% of total assets (109% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $24 million and $23 million at September 30, 2017 and December 31, 2016, respectively.
The following table reflects deposit composition detail for each of the last five quarters:

Table 19 - Deposit Composition
(dollar amounts in millions)
	September 30,		June 30,		March 31,		December 31,		September 30,
	2017		2017		2017		2016		2016
By Type:
Demand deposits—noninterest-bearing	$22,225	28%	$21,420	28%	$21,489	28%	$22,836	30%	$23,426	30%
Demand deposits—interest-bearing	18,343	23	17,113	23	18,618	24	15,676	21	15,730	20
Money market deposits	20,553	26	19,423	26	18,664	24	18,407	24	18,604	24
Savings and other domestic deposits	11,441	15	11,758	15	12,043	16	11,975	16	12,418	16
Core certificates of deposit	2,009	3	2,088	3	2,188	3	2,535	3	2,724	4
Total core deposits:	74,571	95	71,802	95	73,002	95	71,429	94	72,902	94
Other domestic deposits of $250,000 or more	418	1	441	1	524	1	394	1	391	1
Brokered deposits and negotiable CDs	3,456	4	3,690	4	3,897	4	3,785	5	3,972	5
Deposits in foreign offices	—	—	—	—	—	—	—	—	140	—
Total deposits	$78,445	100%	$75,933	100%	$77,423	100%	$75,608	100%	$77,405	100%
Total core deposits:
Commercial	$35,516	48%	$32,201	45%	$32,963	45%	$31,887	45%	$32,936	45%
Consumer	39,055	52	39,601	55	40,039	55	39,542	55	39,966	55
Total core deposits	$74,571	100%	$71,802	100%	$73,002	100%	$71,429	100%	$72,902	100%

The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans pledged to the Federal Reserve Discount Window and the FHLB are $32.0 billion and $19.7 billion at September 30, 2017 and December 31, 2016, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization, or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, and long-term debt. At September 30, 2017, total wholesale funding was $14.9 billion, a decrease from $16.2 billion at December 31, 2016. The decrease from year-end primarily relates to a decrease in short-term borrowings.
Liquidity Coverage Ratio
On September 3, 2014, the U.S. banking regulators adopted a final LCR for internationally active banking organizations, generally those with $250 billion or more in total assets, and a Modified LCR rule for banking organizations, similar to Huntington, with $50 billion or more in total assets that are not internationally active banking organizations. The LCR is designed to promote the short-term resilience of the liquidity risk profile of banks to which it applies. The Modified LCR requires Huntington to maintain HQLA to meet its net cash outflows over a prospective 30 calendar-day period, which takes into account the potential impact of idiosyncratic and market-wide shocks. The Modified LCR transition period began on January 1, 2016, with Huntington required to maintain HQLA equal to 90 percent of the stated requirement. The ratio increased to 100 percent on January 1, 2017. At September 30, 2017, Huntington was in compliance with the Modified LCR requirement.
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
At September 30, 2017, the parent company had $1.9 billion in cash and cash equivalents, slightly up from December 31, 2016.
On October 18, 2017, the board of directors declared a quarterly common stock cash dividend of $0.11 per common share. The dividend is payable on January 2, 2018, to shareholders of record on December 18, 2017. Based on the current quarterly dividend of $0.11 per common share, cash demands required for common stock dividends are estimated to be approximately $119 million per quarter. On October 18, 2017, the board of directors declared a quarterly Series A, Series B, Series C, and Series D Preferred Stock dividend payable on January 15, 2018 to shareholders of record on January 1, 2018. Based on the current dividend, cash demands required for Series A, Series B, Series C, and Series D Preferred Stock are estimated to be approximately $8 million, $0.3 million, $1.5 million, and $9 million per quarter, respectively.
During the first nine months of 2017, the Bank returned capital totaling $426 million. Additionally, the Bank paid a preferred dividend of $34 million and common stock dividend of $100 million to the holding company during the first nine months of 2017. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit (See Note 14), financial guarantees contained in standby letters-of-credit issued by the Bank (See Note 14), and commitments by the Bank to sell mortgage loans (See Note 14).
Operational Risk
Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. We actively and continuously monitor cyber-attacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber attacks and, to date, have not experienced any material losses.

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
The FirstMerit integration was inherently large and complex. Our objective for managing execution risk was to minimize impacts to daily operations. We established an Integration Management Office led by senior management. Responsibilities included central management, reporting, and escalation of key integration deliverables. In addition, a board level Integration Governance Committee was established to assist in the oversight of the integration of people, systems, and processes of FirstMerit with Huntington. While the systems' conversion is now largely completed, continued oversight occurred until all converted systems were fully decommissioned.
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 20 - Regulatory Capital Data
		Basel III
(dollar amounts in millions)		September 30, 2017	June 30, 2017	December 31, 2016
Total risk-weighted assets	Consolidated	$78,631	$78,366	$78,263
	Bank	78,848	78,489	78,242
Common equity tier I risk-based capital	Consolidated	7,817	7,740	7,486
	Bank	8,491	8,367	8,153
Tier 1 risk-based capital	Consolidated	8,886	8,809	8,547
	Bank	9,362	9,238	9,086
Tier 2 risk-based capital	Consolidated	1,638	1,640	1,668
	Bank	1,706	1,706	1,732
Total risk-based capital	Consolidated	10,524	10,449	10,215
	Bank	11,068	10,944	10,818
Tier 1 leverage ratio	Consolidated	8.96%	8.98%	8.70%
	Bank	9.44	9.43	9.29
Common equity tier I risk-based capital ratio	Consolidated	9.94	9.88	9.56
	Bank	10.77	10.66	10.42
Tier 1 risk-based capital ratio	Consolidated	11.30	11.24	10.92
	Bank	11.87	11.77	11.61
Total risk-based capital ratio	Consolidated	13.39	13.33	13.05
	Bank	14.04	13.94	13.83

At September 30, 2017, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
Common Equity Tier 1 (CET1) risk-based capital ratio was 9.94% at September 30, 2017, up from 9.56% at December 31, 2016. The regulatory Tier 1 risk-based capital ratio was 11.30% compared to 10.92% at December 31, 2016. All capital ratios were impacted by the repurchase of $123 million of common stock at an average cost of $12.75 per share during the 2017 third quarter.
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
Shareholders’ equity totaled $10.7 billion at September 30, 2017, an increase of $0.4 billion when compared with December 31, 2016.
On June 28, 2017, Huntington was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted in the 2017 Comprehensive Capital Analysis and Review (CCAR). These actions included a 38% increase in the quarterly dividend per common share to $0.11, starting in the fourth quarter of 2017, the repurchase of up to $308 million of common stock over the next four quarters (July 1, 2017 through June 30, 2018), subject to authorization by the Board of Directors, and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities.
On July 19, 2017, the Board authorized the repurchase of up to $308 million of common shares over the four quarters through the 2018 second quarter. During the 2017 third quarter, Huntington purchased $123 million of common stock at an average cost of $12.75 per share. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.
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
We announced a change within our executive leadership team, which became effective during the 2017 second quarter. As a result, the previously reported Home Lending segment is now included as an operating unit within the Consumer and Business Banking segment. Additionally, the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG during second quarter. Prior period results have been reclassified to conform to the current period presentation.
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
Net Income by Business Segment
Net income by business segment for the nine-month periods ending September 30, 2017 and September 30, 2016 is presented in the following table:

Table 21 - Net Income (Loss) by Business Segment
	Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016
Consumer and Business Banking	$314,366	$234,356
Commercial Banking	239,685	133,470
CREVF	162,676	129,802
RBHPCG	66,962	46,529
Treasury / Other	(29,286)	(71,299)
Net income	$754,403	$472,858
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.
Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes FirstMerit acquisition-related expenses in 2017 first nine-month period, certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Consumer and Business Banking

Table 22 - Key Performance Indicators for Consumer and Business Banking
	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2017	2016	Amount	Percent
Net interest income	$1,255,617	$911,706	$343,911	38%
Provision for credit losses	74,270	43,474	30,796	71
Noninterest income	544,445	459,732	84,713	18
Noninterest expense	1,242,152	967,417	274,735	28
Provision for income taxes	169,274	126,191	43,083	34
Net income	$314,366	$234,356	$80,010	34%
Number of employees (average full-time equivalent)	8,696	6,997	1,699	24%
Total average assets (in millions)	$25,461	$19,921	$5,540	28
Total average loans/leases (in millions)	20,577	16,967	3,610	21
Total average deposits (in millions)	45,478	33,759	11,719	35
Net interest margin	3.79%	3.69%	0.10%	3
NCOs	$75,064	$49,873	$25,191	51
NCOs as a % of average loans and leases	0.48%	0.39%	0.09%	23

2017 First Nine Months versus 2016 First Nine Months
Consumer and Business Banking, including Home Lending, reported net income of $314 million in the first nine-month period of 2017, an increase of $80 million, or 34%, compared to the year-ago period. Results were predominantly impacted by the FirstMerit acquisition. Segment net interest income increased $344 million, or 38%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $31 million, or 71%, driven by increased NCOs as well as an increase in the allowance. Noninterest income increased $85 million, or 18%, due to an increase in card and payment processing income and service charges on deposit accounts, which were driven by higher debit card-related transaction volumes and an increase in the number of households. In addition, SBA loan sales gains contributed to improved noninterest income. Noninterest expense increased $275 million, or 28%, due to an increase in personnel and occupancy expense related to the addition of FirstMerit branches and colleagues. Higher processing costs related to transaction volumes, along with allocated expenses, also contributed to the increase in noninterest expense.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $6 million in the first nine-month period of 2017, a decrease of $11 million, or 64%, compared to the year-ago period. While total revenues increased $9 million, or 8%, largely due to higher residential loan balances, this increase was offset by an increase in noninterest expenses of $22 million, or 27%, as a result of higher personnel costs related to the FirstMerit acquisition and higher origination volume. Income from lower origination spreads offset higher origination volume.

Commercial Banking

Table 23 - Key Performance Indicators for Commercial Banking
	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2017	2016	Amount	Percent
Net interest income	$514,900	$355,263	$159,637	45%
Provision for credit losses	21,378	53,212	(31,834)	(60)
Noninterest income	176,609	150,228	26,381	18
Noninterest expense	301,385	246,941	54,444	22
Provision for income taxes	129,061	71,868	57,193	80
Net income	$239,685	$133,470	$106,215	80%
Number of employees (average full-time equivalent)	1,078	894	184	21%
Total average assets (in millions)	$24,026	$19,012	$5,014	26
Total average loans/leases (in millions)	19,051	14,951	4,100	27
Total average deposits (in millions)	19,206	14,976	4,230	28
Net interest margin	3.33%	2.95%	0.38%	13
NCOs	$13,420	$19,951	$(6,531)	(33)
NCOs as a % of average loans and leases	0.09%	0.18%	(0.09)%	(50)

2017 First Nine Months versus 2016 First Nine Months
Commercial Banking reported net income of $240 million in the first nine-month period of 2017, an increase of $106 million, or 80%, compared to the year-ago period. Results were predominantly impacted by the FirstMerit acquisition. Segment net interest income increased $160 million, or 45%, primarily due to an increase in both average loans and deposits combined with a 38 basis point increase in net interest margin. The provision for credit losses decreased $32 million, or 60%, driven by an improvement in energy related credits and a reduction in NCOs. Noninterest income increased $26 million, or 18%, largely driven by an increase in loan commitment and other fees, capital markets related revenues, and deposit service charges and other treasury management related income partially offset by a reduction in operating lease income. Noninterest expense increased $54 million, or 22%, primarily due to an increase in personnel expense, allocated expenses, and amortization of intangibles, partially offset by a decrease in operating lease expense.

Commercial Real Estate and Vehicle Finance

Table 24 - Commercial Real Estate and Vehicle Finance
	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2017	2016	Amount	Percent
Net interest income	$419,556	$317,704	$101,852	32%
Provision for credit losses	40,047	18,706	21,341	114
Noninterest income	34,750	25,951	8,799	34
Noninterest expense	163,989	125,254	38,735	31
Provision for income taxes	87,594	69,893	17,701	25
Net income	$162,676	$129,802	$32,874	25%
Number of employees (average full-time equivalent)	406	330	76	23%
Total average assets (in millions)	$24,121	$19,520	$4,601	24
Total average loans/leases (in millions)	23,025	18,433	4,592	25
Total average deposits (in millions)	1,878	1,669	209	13
Net interest margin	2.42%	2.25%	0.17%	8
NCOs (Recoveries)	$28,007	$(2,146)	$30,153	(1,405)
NCOs as a % of average loans and leases	0.16%	(0.02)%	0.18%	(900)

2017 First Nine Months versus 2016 First Nine Months
CREVF reported net income of $163 million in the first nine-month period of 2017, an increase of $33 million, or 25%, compared to the year-ago period. Results were positively impacted by the FirstMerit acquisition, offset in part by a higher provision for credit losses reflecting significant commercial real estate recoveries benefiting the year ago period. Segment net interest income increased $102 million or 32%, due to both higher loan balances and a 17 basis point increase in the net interest margin primarily reflecting the purchase accounting impact of the acquired loan portfolios. Noninterest income increased $9 million, or 34%, primarily due to an increase in gains on various equity investments associated with mezzanine lending related activities and an increase in net servicing income on securitized automobile loans. Noninterest expense increased $39 million, or 31%, primarily due to an increase in personnel costs and other allocated costs attributed to higher production and portfolio balance levels.

Regional Banking and The Huntington Private Client Group

Table 25 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2017	2016	Amount	Percent
Net interest income	$145,089	$112,473	$32,616	29%
Provision for credit losses	510	490	20	4
Noninterest income	140,610	126,245	14,365	11
Noninterest expense	182,171	166,645	15,526	9
Provision for income taxes	36,056	25,054	11,002	44
Net income	$66,962	$46,529	$20,433	44%
Number of employees (average full-time equivalent)	1,027	953	74	8%
Total average assets (in millions)	$5,473	$4,424	$1,049	24
Total average loans/leases (in millions)	4,779	3,997	782	20
Total average deposits (in millions)	5,893	5,002	891	18
Net interest margin	3.38%	3.01%	0.37%	12
NCOs (Recoveries)	$1,879	$(2,392)	$4,271	(179)
NCOs as a % of average loans and leases	0.05%	(0.08)%	0.13%	(163)
Total assets under management (in billions)—eop	$18.0	$17.3	$0.7	4
Total trust assets (in billions)—eop	106.3	98.8	7.5	8
eop - End of Period.

2017 First Nine Months versus 2016 First Nine Months
RBHPCG reported net income of $67 million in the first nine-month period of 2017, an increase of $20 million, or 44%, compared to the year-ago period. Results were predominantly impacted by the FirstMerit acquisition. Net interest income increased $33 million, or 29%, due to an increase in average total deposits and loans combined with a 37 basis point increase in net interest margin. The increase in average total loans was due to growth in commercial and portfolio mortgage loans, while the increase in average total deposits was due to growth in interest checking balances. The provision for credit losses was essentially unchanged. Noninterest income increased $14 million, or 11%, primarily reflecting increased trust and investment management revenue as a result of an increase in trust assets and assets under management, largely from the FirstMerit acquisition. Noninterest expense increased $16 million, or 9%, as a result of increased personnel expenses and amortization of intangibles resulting from the FirstMerit acquisition.
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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the possibility that the anticipated benefits of the merger with FirstMerit Corporation are not realized completely or when expected, including as a result of the impact of, or problems arising from, the strength of the economy and competitive factors in the areas where we do business; and other factors that may affect our future results. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, which are on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, http://www.huntington.com, under the heading “Publications and Filings” and in other documents we file with the SEC.
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
These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare the Company’s capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes preferred securities, the nature and extent of which varies among different financial services companies. These ratios are not defined in GAAP or federal banking regulations. As a result, these non-regulatory capital ratios disclosed by the Company are considered non-GAAP financial measures.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands, except number of shares)	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$1,193,738	$1,384,770
Interest-bearing deposits in banks	50,090	58,267
Trading account securities	88,488	133,295
Loans held for sale (includes $584,829 and $438,224 respectively, measured at fair value)(1)	651,734	512,951
Available-for-sale and other securities	15,453,061	15,562,837
Held-to-maturity securities	8,688,399	7,806,939
Loans and leases (includes $99,191 and $82,319 respectively, measured at fair value)(1)	68,587,296	66,961,996
Allowance for loan and lease losses	(675,486)	(638,413)
Net loans and leases	67,911,810	66,323,583
Bank owned life insurance	2,459,807	2,432,086
Premises and equipment	853,290	815,508
Goodwill	1,992,849	1,992,849
Other intangible assets	359,844	402,458
Servicing rights	229,746	225,578
Accrued income and other assets	2,055,270	2,062,976
Total assets	$101,988,126	$99,714,097
Liabilities and shareholders’ equity
Liabilities
Deposits	$78,445,113	$75,607,717
Short-term borrowings	1,829,549	3,692,654
Long-term debt	9,200,707	8,309,159
Accrued expenses and other liabilities	1,813,908	1,796,421
Total liabilities	91,289,277	89,405,951
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock	1,071,286	1,071,227
Common stock	10,844	10,886
Capital surplus	9,820,600	9,881,277
Less treasury shares, at cost	(35,133)	(27,384)
Accumulated other comprehensive loss	(369,963)	(401,016)
Retained earnings (deficit)	201,215	(226,844)
Total shareholders’ equity	10,698,849	10,308,146
Total liabilities and shareholders’ equity	$101,988,126	$99,714,097
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,084,366,589	1,088,641,251
Common shares outstanding	1,080,946,315	1,085,688,538
Treasury shares outstanding	3,420,274	2,952,713
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,702,571	2,702,571
Preferred shares outstanding	1,098,006	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 11.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and fee income:
Loans and leases	$724,284	$583,653	$2,100,056	$1,516,849
Available-for-sale and other securities
Taxable	74,409	57,572	228,986	138,178
Tax-exempt	18,579	13,687	55,961	40,499
Held-to-maturity securities—taxable	48,743	33,098	138,214	105,307
Other	6,972	6,336	16,554	16,422
Total interest income	872,987	694,346	2,539,771	1,817,255
Interest expense:
Deposits	49,611	26,233	126,688	71,575
Short-term borrowings	5,713	959	16,782	2,770
Federal Home Loan Bank advances	65	66	197	207
Subordinated notes and other long-term debt	59,165	41,698	163,184	108,366
Total interest expense	114,554	68,956	306,851	182,918
Net interest income	758,433	625,390	2,232,920	1,634,337
Provision for credit losses	43,590	63,805	136,206	115,896
Net interest income after provision for credit losses	714,843	561,585	2,096,714	1,518,441
Service charges on deposit accounts	90,681	86,847	261,683	232,722
Cards and payment processing income	53,647	44,320	153,301	119,951
Mortgage banking income	33,615	40,603	97,575	90,737
Trust and investment management services	33,531	28,923	99,633	74,258
Insurance income	13,992	15,865	45,099	48,037
Brokerage income	14,458	14,719	46,510	44,819
Capital markets fees	21,719	14,750	52,755	40,797
Bank owned life insurance income	16,453	14,452	49,317	40,500
Gain on sale of loans	13,877	7,506	38,701	22,166
Net gains on sales of securities	71	1,031	3,781	1,763
Impairment losses on available-for-sale securities	(104)	—	(3,687)	(76)
Other noninterest income	38,157	33,399	123,110	99,720
Total noninterest income	330,097	302,415	967,778	815,394
Personnel costs	377,088	405,024	1,151,085	989,369
Outside data processing and other services	79,586	91,133	241,957	216,047
Equipment	45,458	40,792	135,082	105,173
Net occupancy	55,124	41,460	175,437	103,640
Professional services	15,227	47,075	51,712	82,101
Marketing	16,970	14,438	49,736	41,479
Deposit and other insurance expense	18,514	14,940	59,031	38,335
Amortization of intangibles	14,017	9,046	42,614	16,357
Other noninterest expense	58,444	48,339	175,560	134,487
Total noninterest expense	680,428	712,247	2,082,214	1,726,988
Income before income taxes	364,512	151,753	982,278	606,847
Provision for income taxes	89,944	24,749	227,875	133,989
Net income	274,568	127,004	754,403	472,858
Dividends on preferred shares	18,903	18,537	56,670	46,409
Net income applicable to common shares	$255,665	$108,467	$697,733	$426,449

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share amounts)	2017	2016	2017	2016

Average common shares—basic	1,086,038	938,578	1,087,115	844,167
Average common shares—diluted	1,106,491	952,081	1,107,878	856,934
Per common share:
Net income—basic	$0.24	$0.12	$0.64	$0.51
Net income—diluted	0.23	0.11	0.63	0.50
Cash dividends declared	0.08	0.07	0.24	0.21
OTTI losses for the periods presented:
Total OTTI losses	$(104)	$—	$(3,693)	$(3,809)
Noncredit-related portion of loss recognized in OCI	—	—	6	3,733
Impairment losses recognized in earnings on available-for-sale securities	$(104)	$—	$(3,687)	$(76)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Net income	$274,568	$127,004	$754,403	$472,858
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	265	1,294	2,391	(388)
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	(21,968)	(35,036)	25,081	47,118
Total unrealized gains (losses) on available-for-sale and other securities	(21,703)	(33,742)	27,472	46,730
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	1,318	(5,232)	1,563	4,731
Change in accumulated unrealized losses for pension and other post-retirement obligations	779	841	2,018	2,522
Other comprehensive income (loss), net of tax	(19,606)	(38,133)	31,053	53,983
Comprehensive income	$254,962	$88,871	$785,456	$526,841
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

							Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
(dollar amounts in thousands, except per share amounts)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock
	Amount	Shares	Amount		Shares	Amount			Total
Nine Months Ended September 30, 2016
Balance, beginning of period	$386,291	796,970	$7,970	$7,038,502	(2,041)	$(17,932)	$(226,158)	$(594,067)	$6,594,606
Net income								472,858	472,858
Other comprehensive income (loss)							53,983		53,983
FirstMerit Acquisition:
Issuance of common stock		285,425	2,854	2,764,044					2,766,898
Issuance of Series C preferred stock	100,000			4,320					104,320
Net proceeds from issuance of Series D preferred stock	584,936								584,936
Cash dividends declared:
Common ($0.21 per share)								(187,710)	(187,710)
Preferred Series A ($63.75 per share)								(23,110)	(23,110)
Preferred Series B ($25.08 per share)								(890)	(890)
Preferred Series C ($11.59 per share)								(1,159)	(1,159)
Preferred Series D ($35.42 per share)								(21,250)	(21,250)
Recognition of the fair value of share-based compensation				48,568					48,568
Other share-based compensation activity		5,014	50	4,389				(3,823)	616
Shares sold to HIP		322	3	3,207					3,210
Other				119	(908)	(9,001)		(229)	(9,111)
Balance, end of period	$1,071,227	1,087,731	$10,877	$9,863,149	(2,949)	$(26,933)	$(172,175)	$(359,380)	$10,386,765

Nine Months Ended September 30, 2017
Balance, beginning of period	$1,071,227	1,088,641	$10,886	$9,881,277	(2,953)	$(27,384)	$(401,016)	$(226,844)	$10,308,146
Net income								754,403	754,403
Other comprehensive income (loss)							31,053		31,053
Repurchases of common stock		(9,645)	(96)	(123,108)					(123,204)
Cash dividends declared:
Common ($0.24 per share)								(260,919)	(260,919)
Preferred Series A ($63.75 per share)								(23,110)	(23,110)
Preferred Series B ($28.96 per share)								(1,028)	(1,028)
Preferred Series C ($44.07 per share)								(4,407)	(4,407)
Preferred Series D ($46.88 per share)								(28,125)	(28,125)
Recognition of the fair value of share-based compensation				72,747					72,747
Other share-based compensation activity		5,361	53	(11,928)				(8,499)	(20,374)
Other	59	10	1	1,612	(468)	(7,749)		(256)	(6,333)
Balance, end of period	$1,071,286	1,084,367	$10,844	$9,820,600	(3,421)	$(35,133)	$(369,963)	$201,215	$10,698,849
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016
Operating activities
Net income	$754,403	$472,858
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	136,206	115,896
Depreciation and amortization	307,063	299,444
Share-based compensation expense	72,747	48,568
Deferred income tax expense (benefit)	36,244	(18,094)
Net gains on sales of securities	(3,781)	(1,763)
Impairment losses recognized in earnings on available-for-sale securities	3,687	76
Net change in:
Trading account securities	44,807	926
Loans held for sale	(164,405)	(194,735)
Accrued income and other assets	(136,485)	(169,453)
Accrued expense and other liabilities	42,162	144,496
Other, net	13,647	(12,413)
Net cash provided by (used for) operating activities	1,106,295	685,806
Investing activities
Change in interest bearing deposits in banks	20,688	33,221
Cash paid for acquisition of a business, net of cash received	—	(133,218)
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,081,091	1,266,031
Maturities of held-to-maturity securities	792,996	850,170
Sales of available-for-sale and other securities	1,255,152	3,893,482
Purchases of available-for-sale and other securities	(3,208,608)	(5,434,332)
Purchases of held-to-maturity securities	(689,670)	—
Net proceeds from sales of portfolio loans	427,142	352,277
Net loan and lease activity, excluding sales and purchases	(2,159,966)	(3,286,238)
Purchases of premises and equipment	(144,637)	(63,688)
Proceeds from sales of other real estate	25,156	21,765
Purchases of loans and leases	(112,859)	(359,208)
Other, net	11,556	(249)
Net cash provided by (used for) investing activities	(2,701,959)	(2,859,987)
Financing activities
Increase (decrease) in deposits	2,837,396	853,806
Increase (decrease) in short-term borrowings	(1,865,157)	363,518
Net proceeds from issuance of long-term debt	1,773,096	2,081,643
Maturity/redemption of long-term debt	(882,977)	(684,746)
Dividends paid on preferred stock	(56,632)	(46,409)
Dividends paid on common stock	(261,593)	(168,656)
Repurchases of common stock	(123,204)	—
Proceeds from stock options exercised	9,316	6,084
Net proceeds from issuance of preferred stock	—	584,936
Payments related to tax-withholding for share based compensation awards	(25,613)	—
Other, net	—	(1,212)
Net cash provided by (used for) financing activities	1,404,632	2,988,964
Increase (decrease) in cash and cash equivalents	(191,032)	814,783
Cash and cash equivalents at beginning of period	1,384,770	847,156
Cash and cash equivalents at end of period	$1,193,738	$1,661,939

	Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016
Supplemental disclosures:
Interest paid	$307,493	$159,357
Income taxes paid	71,165	3,869
Non-cash activities
Loans transferred to held-for-sale from portfolio	446,152	3,204,732
Loans transferred to portfolio from held-for-sale	4,751	92,585
Transfer of loans to OREO	23,691	18,678
Transfer of securities to held-to-maturity from available-for-sale	992,760	—
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
For statement of cash flow purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” which includes amounts on deposit with the Federal Reserve and “Federal funds sold and securities purchased under resale agreements.”
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Consolidated Financial Statements or disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements.
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.
2. ACCOUNTING STANDARDS UPDATE

Standard	Summary of guidance	Effects on financial statements
ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): Issued May 2014
- Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.

- Requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

- Also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers

- Guidance sets forth a five step approach for revenue recognition.

- Effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management intends to adopt the new guidance on January 1, 2018 using the modified retrospective approach.

- Management's analysis includes:
(a) Identification of all revenue streams included in the financial statements;
(b) Determination of scope exclusions to identify ‘in-scope’ revenue streams;
(c) Determination of size, timing, and amount of revenue recognition for in-scope items;
(d) Identification of contracts for further analysis; and
(e) Completion of review of certain contracts to evaluate the potential impact of the new guidance.

- Key revenue streams identified include service charges, credit card and payment processing fees, trust services fees, insurance income, brokerage services, and mortgage banking income.

- The new guidance is not expected to have a significant impact on Huntington’s Unaudited Consolidated Financial Statements.

Standard	Summary of guidance	Effects on financial statements
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. Issued January 2016
- Improvements to GAAP disclosures including requiring an entity to:
(a) Measure its equity investments with changes in the fair value recognized in the income statement.
(b) Present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (i.e., FVO liability).
(c) Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
(d) Assess deferred tax assets related to a net unrealized loss on AFS securities in combination with the entity’s other deferred tax assets.

- Effective for the fiscal period beginning after December 15, 2017, including interim periods within those fiscal years.

- Amendments are applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.

- The amendment is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.

ASU 2016-02 - Leases. Issued February 2016
- New lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease.

- Accounting applied by a lessor is largely unchanged from that applied under the existing guidance.

- Requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

- Effective for the fiscal period beginning after December 15, 2018, with early application permitted.

- Management intends to adopt the guidance on January 1, 2019, and has formed a working group comprised of associates from different disciplines, including Procurement, Real Estate, and Credit Administration, to evaluate the impact of the standard where Huntington is a lessee or lessor, as well as any impact to borrower’s financial statements.

- Management is currently assessing the impact of the new guidance on Huntington's Unaudited Consolidated Financial Statements, including working with associates engaged in the procurement of goods and services used in the entity’s operations, and reviewing contractual arrangements for embedded leases in an effort to identify Huntington’s full lease population.

- Huntington will recognize right-of-use assets and lease liabilities for virtually all of its operating lease commitments.

ASU 2016-13 - Financial Instruments - Credit Losses. Issued June 2016
- Eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost.

- Requires those financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses).

- Measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.

- Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018.

- Applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

- Management intends to adopt the guidance on January 1, 2020 and has formed a working group comprised of teams from different disciplines including credit and finance to evaluate the requirements of the new standard and the impact it will have on our processes.

- The early stages of this evaluation include a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new impairment models may be required.

ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments. Issued August 2016
- Clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows.

- Provides consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows to reduce diversity in practice with respect to several types of cash flows.

- Effective using a retrospective transition approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.

- If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

- This Update is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.

Standard	Summary of guidance	Effects on financial statements
ASU 2017-04 - Simplifying the Test for Goodwill Impairment. Issued January 2017
- Simplifies the goodwill impairment test by eliminating Step 2 of the goodwill impairment process, which requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities.

- Entities will instead recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

- Entities will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

- Effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted.

- The amendment is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.

ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Periodic Postretirement Benefit Cost. Issued March 2017
- Requires that an employer report the service cost component of the pension cost and postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period.

- Other components of the net benefit cost should be presented in the income statement separately from the service cost component.

- Effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance.

- This Update is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.

ASU 2017-09 - Stock Compensation Modification Accounting. Issued May 2017
- Reduces the current diversity in practice and provides explicit guidance pertaining to the provisions of modification accounting.

- Clarifies that an entity should account for effects of modification unless the fair value, vesting conditions and the classification of the modified award are the same as the original awards immediately before the original award is modified.

- Effective prospectively for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Earlier application is permitted.

- The Update is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.

ASU 2017-12 - Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. Issued August 2017
- Aligns the entity’s risk management activities and financial reporting for hedging relationships.

- Requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported.

- Refines measurement techniques for hedges of benchmark interest rate risk.

- Eliminates the separate measurement and reporting of hedge ineffectiveness.

- Allows stated amount of assets in a closed portfolio to be fair value hedged by excluding proportion of hedged item related to prepayments, defaults and other events.

- Eases hedge effectiveness testing including an option to perform qualitative testing.

- Effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. For cash flow and net investment hedges, cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness should be recognized in AOCI with a corresponding adjustment to retained earnings. Earlier application is permitted.

- Huntington is considering adopting the new guidance on January 1, 2018. The Update is not expected to have a significant impact on Huntington's Unaudited Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs and purchase accounting adjustments, which resulted in a net premium of $295 million and $120 million at September 30, 2017 and December 31, 2016, respectively.

Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2017 and December 31, 2016.

(dollar amounts in thousands)	September 30, 2017	December 31, 2016
Loans and leases:
Commercial and industrial	$27,469,344	$28,058,712
Commercial real estate	7,206,096	7,300,901
Automobile	11,876,033	10,968,782
Home equity	9,984,728	10,105,774
Residential mortgage	8,616,059	7,724,961
RV and marine finance	2,371,065	1,846,447
Other consumer	1,063,971	956,419
Loans and leases	68,587,296	66,961,996
Allowance for loan and lease losses	(675,486)	(638,413)
Net loans and leases	$67,911,810	$66,323,583

FirstMerit Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for purchased credit impaired loans for the three-month and nine-month period ended September 30, 2017.

	Three Months Ended September 30,	Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2017
Balance, beginning of period	$36,509	$36,669
Accretion	(4,343)	(13,833)
Reclassification (to) from nonaccretable difference	3,044	12,374
Balance, end of period	$35,210	$35,210
The following table reflects the ending and unpaid balances of the purchase credit impaired loans at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance	Ending Balance	Unpaid Principal Balance
Commercial and industrial	$48,606	$72,117	$68,338	$100,031
Commercial real estate	16,383	29,689	34,042	56,320
Total	$64,989	$101,806	$102,380	$156,351
There was no allowance for loan losses recorded on the purchased credit-impaired loan portfolio at September 30, 2017 and December 31, 2016.
Nonaccrual and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the accounting policies related to the NALs.

The following table presents nonaccrual loans (NALs) by loan class at September 30, 2017 and December 31, 2016.

(dollar amounts in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$169,751	$234,184
Commercial real estate	17,397	20,508
Automobile	4,076	5,766
Home equity	71,353	71,798
Residential mortgage	75,251	90,502
RV and marine finance	309	245
Other consumer	108	—
Total nonaccrual loans	$338,245	$423,003

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at September 30, 2017 and December 31, 2016. (1)

	September 30, 2017
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	$36,505	$10,654	$77,835	$124,994	$27,295,744	$48,606	$—	$27,469,344	$14,083	(2)
Commercial real estate	35,444	2,586	20,010	58,040	7,131,673	16,383	—	7,206,096	9,550
Automobile	79,457	17,167	10,449	107,073	11,767,782	—	1,178	11,876,033	10,239
Home equity	41,748	19,601	63,747	125,096	9,857,359	—	2,273	9,984,728	16,150
Residential mortgage	111,722	45,041	104,167	260,930	8,260,742	—	94,387	8,616,059	62,832	(3)
RV and marine finance	10,303	2,184	2,134	14,621	2,355,309	—	1,135	2,371,065	2,063
Other consumer	10,180	4,394	3,752	18,326	1,045,427	—	218	1,063,971	3,752
Total loans and leases	$325,359	$101,627	$282,094	$709,080	$67,714,036	$64,989	$99,191	$68,587,296	$118,669

	December 31, 2016
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	42,052	20,136	74,174	136,362	27,854,012	68,338	—	28,058,712	18,148	(2)
Commercial real estate	21,187	3,202	29,659	54,048	7,212,811	34,042	—	7,300,901	17,215
Automobile	76,283	17,188	10,442	103,913	10,862,715	—	2,154	10,968,782	10,182
Home equity	38,899	23,903	53,002	115,804	9,986,697	—	3,273	10,105,774	11,508
Residential mortgage	122,469	37,460	116,682	276,611	7,373,414	—	74,936	7,724,961	66,952	(3)
RV and marine finance	10,009	2,230	1,566	13,805	1,831,123	—	1,519	1,846,447	1,462
Other consumer	9,442	4,324	3,894	17,660	938,322	—	437	956,419	3,895
Total loans and leases	$320,341	$108,443	$289,419	$718,203	$66,059,094	$102,380	$82,319	$66,961,996	$129,362

(1)	NALs are included in this aging analysis based on their past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include loans guaranteed by government organizations.

Allowance for Credit Losses
Huntington maintains two reserves, both of which reflect Management’s judgment regarding the appropriate level necessary to absorb probable and estimable credit losses inherent in our loan and lease portfolio as of the balance sheet date: the ALLL and the AULC. Combined, these reserves comprise the total ACL. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change. See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the accounting policies related to the ACL.
The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation and is reduced by charge-offs, net of recoveries, and the ACL associated with loans sold or transferred to held-for-sale.
The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2017 and 2016.

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended September 30, 2017:
ALLL balance, beginning of period	$474,576	$193,420	$667,996
Loan charge-offs	(19,278)	(45,494)	(64,772)
Recoveries of loans previously charged-off	10,015	11,865	21,880
Provision for (reduction in allowance) loan and lease losses	8,810	41,573	50,383
Allowance for loans sold or transferred to loans held for sale	(1)	—	(1)
ALLL balance, end of period	$474,122	$201,364	$675,486
AULC balance, beginning of period	$82,827	$2,532	$85,359
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(6,528)	(265)	(6,793)
AULC balance, end of period	$76,299	$2,267	$78,566
ACL balance, end of period	$550,421	$203,631	$754,052
Nine-month period ended September 30, 2017:
ALLL balance, beginning of period	$451,091	$187,322	$638,413
Loan charge-offs	(58,051)	(133,884)	(191,935)
Recoveries of loans previously charged-off	33,619	39,946	73,565
Provision for (reduction in allowance) loan and lease losses	47,539	107,980	155,519
Allowance for loans sold or transferred to loans held for sale	(76)	—	(76)
ALLL balance, end of period	$474,122	$201,364	$675,486
AULC balance, beginning of period	$86,543	$11,336	$97,879
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	(10,244)	(9,069)	(19,313)
AULC balance, end of period	$76,299	$2,267	$78,566
ACL balance, end of period	$550,421	$203,631	$754,052

(dollar amounts in thousands)	Commercial	Consumer	Total
Three-month period ended September 30, 2016:
ALLL balance, beginning of period	$424,507	$198,557	$623,064
Loan charge-offs	(24,839)	(34,429)	(59,268)
Recoveries of loans previously charged-off	8,312	10,891	19,203
Provision for (reduction in allowance) loan and lease losses	36,689	16,834	53,523
Allowance for loans sold or transferred to loans held for sale	(12,874)	(6,750)	(19,624)
ALLL balance, end of period	$431,795	$185,103	$616,898
AULC balance, beginning of period	$63,717	$10,031	$73,748
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	9,739	543	10,282
AULC recorded at acquisition	4,403	—	4,403
AULC balance, end of period	$77,859	$10,574	$88,433
ACL balance, end of period	$509,654	$195,677	$705,331
Nine-month period ended September 30, 2016:
ALLL balance, beginning of period	$398,753	$199,090	$597,843
Loan charge-offs	(70,721)	(91,784)	(162,505)
Recoveries of loans previously charged-off	62,127	35,006	97,133
Provision for (reduction in allowance) loan and lease losses	54,510	49,437	103,947
Allowance for loans sold or transferred to loans held for sale	(12,874)	(6,646)	(19,520)
ALLL balance, end of period	$431,795	$185,103	$616,898
AULC balance, beginning of period	$63,448	$8,633	$72,081
Provision for (reduction in allowance) unfunded loan commitments and letters of credit	10,008	1,941	11,949
AULC recorded at acquisition	4,403	—	4,403
AULC balance, end of period	$77,859	$10,574	$88,433
ACL balance, end of period	$509,654	$195,677	$705,331
Credit Quality Indicators
See Note 4 “Loans / Leases and Allowance for Credit Losses” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.

The following table presents each loan and lease class by credit quality indicator at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$25,447,805	$803,540	$1,189,789	$28,210	$27,469,344
Commercial real estate	6,934,670	144,122	126,352	952	7,206,096

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Consumer
Automobile	$5,939,409	$4,278,062	$1,371,574	$285,810	$11,874,855
Home equity	6,359,778	2,985,933	621,817	14,927	9,982,455
Residential mortgage	5,311,993	2,479,820	599,055	130,804	8,521,672
RV and marine finance	1,385,176	853,545	91,302	39,907	2,369,930
Other consumer	404,047	510,804	136,346	12,556	1,063,753

	December 31, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$26,211,885	$810,287	$1,028,819	$7,721	$28,058,712
Commercial real estate	7,042,304	96,975	159,098	2,524	7,300,901

	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Consumer
Automobile	$5,369,085	$4,043,611	$1,298,460	$255,472	$10,966,628
Home equity	6,280,328	2,891,330	637,560	293,283	10,102,501
Residential mortgage	4,662,777	2,285,121	615,067	87,060	7,650,025
RV and marine finance	1,064,143	644,039	72,995	63,751	1,844,928
Other consumer	346,867	455,959	133,243	19,913	955,982

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects most recent customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

Impaired Loans
See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2017 and December 31, 2016.

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at September 30, 2017:
Portion of ALLL balance:
Purchased credit-impaired loans	$—	$—	$—
Attributable to loans individually evaluated for impairment	22,838	13,874	36,712
Attributable to loans collectively evaluated for impairment	451,284	187,490	638,774
Total ALLL balance	$474,122	$201,364	$675,486
Loan and Lease Ending Balances at September 30, 2017: (1)
Portion of loan and lease ending balance:
Purchased credit-impaired loans	$64,989	$—	$64,989
Individually evaluated for impairment	566,340	621,808	1,188,148
Collectively evaluated for impairment	34,044,110	33,190,856	67,234,966
Total loans and leases evaluated for impairment	$34,675,439	$33,812,664	$68,488,103

(dollar amounts in thousands)	Commercial	Consumer	Total
ALLL at December 31, 2016
Portion of ALLL balance:
Purchased credit-impaired loans	$—	$—	$—
Attributable to loans individually evaluated for impairment	$10,525	$11,021	$21,546
Attributable to loans collectively evaluated for impairment	440,566	176,301	616,867
Total ALLL balance:	$451,091	$187,322	$638,413
Loan and Lease Ending Balances at December 31, 2016 (1)
Portion of loan and lease ending balances:
Purchased credit-impaired loans	$102,380	$—	$102,380
Individually evaluated for impairment	415,624	457,890	873,514
Collectively evaluated for impairment	34,841,609	31,062,174	65,903,783
Total loans and leases evaluated for impairment	$35,359,613	$31,520,064	$66,879,677

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases and purchased credit-impaired loans: (1), (2)

	September 30, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$299,349	$324,474	$—	$294,513	$4,969	$227,611	$7,467
Commercial real estate	65,382	92,215	—	71,277	1,825	80,388	5,762
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	213,520	245,328	19,958	222,745	1,950	334,297	12,712
Commercial real estate	53,078	60,366	2,880	40,672	468	54,352	1,388
Automobile	33,049	33,049	1,683	32,740	496	32,293	1,576
Home equity	335,763	367,870	14,486	330,784	3,713	326,932	11,639
Residential mortgage	310,440	341,724	8,060	319,745	2,837	329,193	8,851
RV and marine finance	1,520	1,520	88	1,425	23	884	58
Other consumer	6,456	6,456	1,288	6,944	47	7,117	184

Total
Commercial and industrial (3)	512,869	569,802	19,958	517,258	6,919	561,908	20,179
Commercial real estate (4)	118,460	152,581	2,880	111,949	2,293	134,740	7,150
Automobile (2)	33,049	33,049	1,683	32,740	496	32,293	1,576
Home equity (5)	335,763	367,870	14,486	330,784	3,713	326,932	11,639
Residential mortgage (5)	310,440	341,724	8,060	319,745	2,837	329,193	8,851
RV and marine finance (2)	1,520	1,520	88	1,425	23	884	58
Other consumer (2)	6,456	6,456	1,288	6,944	47	7,117	184

	December 31, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$299,606	$358,712	$—	$305,956	$2,235	$290,163	$4,858
Commercial real estate	88,817	126,152	—	80,000	907	58,666	2,257
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	406,243	448,121	22,259	281,934	1,631	274,262	5,460
Commercial real estate	97,238	107,512	3,434	49,140	521	49,587	1,895
Automobile	30,961	31,298	1,850	31,540	541	31,912	1,643
Home equity	319,404	352,722	15,032	284,512	3,453	267,264	9,382
Residential mortgage	327,753	363,099	12,849	344,237	2,978	353,259	9,041
RV and marine finance	—	—	—	—	—	—	—
Other consumer	3,897	3,897	260	4,454	58	4,627	178

Total
Commercial and industrial (3)	705,849	806,833	22,259	587,890	3,866	564,425	10,318
Commercial real estate (4)	186,055	233,664	3,434	129,140	1,428	108,253	4,152
Automobile (2)	30,961	31,298	1,850	31,540	541	31,912	1,643
Home equity (5)	319,404	352,722	15,032	284,512	3,453	267,264	9,382
Residential mortgage (5)	327,753	363,099	12,849	344,237	2,978	353,259	9,041
RV and marine finance (2)	—	—	—	—	—	—	—
Other consumer (2)	3,897	3,897	260	4,454	58	4,627	178

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At September 30, 2017 and December 31, 2016, commercial and industrial loans of $365 million and $317 million, respectively, were considered impaired due to their status as a TDR.

(4)	At September 30, 2017 and December 31, 2016, commercial real estate loans of $84 million and $81 million, respectively, were considered impaired due to their status as a TDR.

(5)
Includes home equity and residential mortgages considered to be collateral dependent due to their non-accrual status as well as home equity and mortgage loans considered impaired due to their status as a TDR.

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

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2017 and 2016.

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	September 30, 2017			September 30, 2016
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
Commercial and industrial:
Interest rate reduction	6	$817	$—	2	$122	$6
Amortization or maturity date change	271	138,381	(837)	246	89,100	(1,450)
Other	—	—	—	6	711	(2)
Total Commercial and industrial	277	139,198	(837)	254	89,933	(1,446)
Commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	28	17,811	133	30	11,183	(546)
Other	—	—	—	—	—	—
Total commercial real estate:	28	17,811	133	30	11,183	(546)
Automobile:
Interest rate reduction	5	72	3	4	26	3
Amortization or maturity date change	487	3,943	124	452	4,438	559
Chapter 7 bankruptcy	305	2,562	69	236	1,840	157
Other	—	—	—	—	—	—
Total Automobile	797	6,577	196	692	6,304	719
Home equity:
Interest rate reduction	8	376	11	14	352	10
Amortization or maturity date change	160	11,676	(1,131)	110	6,740	(574)
Chapter 7 bankruptcy	79	2,728	647	70	2,395	1,327
Other	—	—	—	—	—	—
Total Home equity	247	14,780	(473)	194	9,487	763
Residential mortgage:
Interest rate reduction	—	—	—	2	134	(2)
Amortization or maturity date change	102	11,282	(272)	77	7,988	(220)
Chapter 7 bankruptcy	20	1,656	(2)	17	1,105	(63)
Other	1	64	2	3	260	—
Total Residential mortgage	123	13,002	(272)	99	9,487	(285)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	10	84	3	—	—	—
Chapter 7 bankruptcy	22	492	15	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	32	576	18	—	—	—
Other consumer:
Interest rate reduction	18	52	—	—	—	—
Amortization or maturity date change	677	3,106	1	1	16	—
Chapter 7 bankruptcy	4	24	1	1	6	—
Other	—	—	—	—	—	—
Total Other consumer	699	3,182	2	2	22	—
Total new troubled debt restructurings	2,203	$195,126	$(1,233)	1,271	$126,416	$(795)

	New Troubled Debt Restructurings During The Nine-Month Period Ended (1)
	September 30, 2017			September 30, 2016
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
Commercial and industrial:
Interest rate reduction	8	$854	$6	4	$161	$5
Amortization or maturity date change	735	418,924	(8,695)	629	345,691	(4,368)
Other	4	380	(27)	16	1,801	(4)
Total Commercial and industrial	747	420,158	(8,716)	649	347,653	(4,367)
Commercial real estate:
Interest rate reduction	—	—	—	1	84	—
Amortization or maturity date change	71	74,101	(682)	90	60,995	(1,828)
Other	—	—	—	4	315	16
Total commercial real estate:	71	74,101	(682)	95	61,394	(1,812)
Automobile:
Interest rate reduction	24	308	9	11	132	10
Amortization or maturity date change	1,298	11,097	302	1,159	11,002	981
Chapter 7 bankruptcy	743	5,878	116	797	6,384	386
Other	—	—	—	—	—	—
Total Automobile	2,065	17,283	427	1,967	17,518	1,377
Home equity:
Interest rate reduction	25	1,444	24	43	2,363	103
Amortization or maturity date change	401	25,544	(2,559)	466	25,031	(2,592)
Chapter 7 bankruptcy	243	8,764	2,049	215	8,106	2,327
Other	70	4,241	(326)	—	—	—
Total Home equity	739	39,993	(812)	724	35,500	(162)
Residential mortgage:
Interest rate reduction	2	110	(9)	12	1,195	(17)
Amortization or maturity date change	282	30,649	(761)	277	29,388	(1,217)
Chapter 7 bankruptcy	69	6,328	(139)	40	3,788	(42)
Other	22	2,448	19	4	424	—
Total Residential mortgage	375	39,535	(890)	333	34,795	(1,276)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	34	710	19	—	—	—
Chapter 7 bankruptcy	71	1,246	25	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	105	1,956	44	—	—	—
Other consumer:
Interest rate reduction	19	130	2	—	—	—
Amortization or maturity date change	681	3,394	8	6	575	24
Chapter 7 bankruptcy	7	36	1	8	72	7
Other	—	—	—	—	—	—
Total Other consumer	707	3,560	11	14	647	31
Total new troubled debt restructurings	4,809	$596,586	$(10,618)	3,782	$497,507	$(6,209)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Pledged Loans and Leases
At September 30, 2017, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of September 30, 2017, these borrowings and advances are secured by $32.0 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities of available-for-sale and other securities at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and Federal agency securities:
U.S. Treasury:
1 year or less	$11,256	$11,260	$4,978	$4,988
After 1 year through 5 years	—	—	502	509
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total U.S. Treasury	11,256	11,260	5,480	5,497
Federal agencies: mortgage-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	32,749	32,515	46,591	46,762
After 5 years through 10 years	257,032	255,488	173,941	176,404
After 10 years	10,496,277	10,351,747	10,630,929	10,450,176
Total Federal agencies: mortgage-backed securities	10,786,058	10,639,750	10,851,461	10,673,342
Other agencies:
1 year or less	4,201	4,223	4,302	4,367
After 1 year through 5 years	8,892	9,034	5,092	5,247
After 5 years through 10 years	82,692	83,194	63,618	63,928
After 10 years	—	—	—	—
Total other agencies	95,785	96,451	73,012	73,542
Total U.S. Treasury and Federal agency securities	10,893,099	10,747,461	10,929,953	10,752,381
Municipal securities:
1 year or less	163,747	160,032	169,636	166,887
After 1 year through 5 years	905,872	905,075	933,893	933,903
After 5 years through 10 years	1,656,860	1,655,384	1,463,459	1,464,583
After 10 years	703,350	705,618	693,440	684,684
Total municipal securities	3,429,829	3,426,109	3,260,428	3,250,057
Asset-backed securities:
1 year or less	—	—	—	—
After 1 year through 5 years	80,003	80,330	80,700	80,560
After 5 years through 10 years	162,079	163,439	223,352	224,565
After 10 years	326,724	311,422	520,072	488,356
Total asset-backed securities	568,806	555,191	824,124	793,481
Corporate debt:
1 year or less	3,143	3,157	43,223	43,603
After 1 year through 5 years	66,878	68,450	78,430	80,196
After 5 years through 10 years	38,471	39,902	32,523	32,865
After 10 years	13,211	14,120	40,361	42,019
Total corporate debt	121,703	125,629	194,537	198,683
Other:
1 year or less	3,150	3,144	1,650	1,650
After 1 year through 5 years	800	791	2,302	2,283
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	10	10
Nonmarketable equity securities	583,019	583,019	547,704	547,704
Mutual funds	10,416	10,416	15,286	15,286
Marketable equity securities	861	1,301	861	1,302
Total other	598,246	598,671	567,813	568,235
Total available-for-sale and other securities	$15,611,683	$15,453,061	$15,776,855	$15,562,837

Other securities at September 30, 2017 and December 31, 2016 include non-marketable equity securities of $287 million and $249 million of stock issued by the FHLB and $296 million and $299 million of Federal Reserve Bank stock, respectively. Non-marketable equity securities are recorded at amortized cost.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at September 30, 2017 and December 31, 2016:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2017
U.S. Treasury	$11,256	$4	$—	$11,260
Federal agencies:
Mortgage-backed securities	10,786,058	5,851	(152,159)	10,639,750
Other agencies	95,785	722	(56)	96,451
Total U.S. Treasury, Federal agency securities	10,893,099	6,577	(152,215)	10,747,461
Municipal securities	3,429,829	31,043	(34,763)	3,426,109
Asset-backed securities	568,806	2,409	(16,024)	555,191
Corporate debt	121,703	3,927	(1)	125,629
Other securities	598,246	439	(14)	598,671
Total available-for-sale and other securities	$15,611,683	$44,395	$(203,017)	$15,453,061

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
U.S. Treasury	$5,480	$17	$—	$5,497
Federal agencies:
Mortgage-backed securities	10,851,461	12,548	(190,667)	10,673,342
Other agencies	73,012	536	(6)	73,542
Total U.S. Treasury, Federal agency securities	10,929,953	13,101	(190,673)	10,752,381
Municipal securities	3,260,428	28,431	(38,802)	3,250,057
Asset-backed securities	824,124	1,492	(32,135)	793,481
Corporate debt	194,537	4,161	(15)	198,683
Other securities	567,813	441	(19)	568,235
Total available-for-sale and other securities	$15,776,855	$47,626	$(261,644)	$15,562,837

The following tables provide detail on investment securities with unrealized gross losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position as of September 30, 2017 and December 31, 2016.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Federal agencies:
Mortgage-backed securities	$8,283,266	$(125,950)	$1,003,097	$(26,209)	$9,286,363	$(152,159)
Other agencies	11,607	(56)	—	—	11,607	(56)
Total Federal agency securities	8,294,873	(126,006)	1,003,097	(26,209)	9,297,970	(152,215)
Municipal securities	1,293,344	(23,995)	277,157	(10,768)	1,570,501	(34,763)
Asset-backed securities	199,109	(1,471)	122,568	(14,553)	321,677	(16,024)
Corporate debt	200	(1)	—	—	200	(1)
Other securities	791	(8)	1,494	(6)	2,285	(14)
Total temporarily impaired securities	$9,788,317	$(151,481)	$1,404,316	$(51,536)	$11,192,633	$(203,017)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$8,908,470	$(189,318)	$41,706	$(1,349)	$8,950,176	$(190,667)
Other agencies	924	(6)	—	—	924	(6)
Total Federal agency securities	8,909,394	(189,324)	41,706	(1,349)	8,951,100	(190,673)
Municipal securities	1,412,152	(29,175)	272,292	(9,627)	1,684,444	(38,802)
Asset-backed securities	361,185	(3,043)	178,924	(29,092)	540,109	(32,135)
Corporate debt	3,567	(15)	200	—	3,767	(15)
Other securities	790	(11)	1,492	(8)	2,282	(19)
Total temporarily impaired securities	$10,687,088	$(221,568)	$494,614	$(40,076)	$11,181,702	$(261,644)

At September 30, 2017 and December 31, 2016, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $6.2 billion and $5.0 billion, respectively. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2017 or December 31, 2016.

The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Gross gains on sales of securities	$4,201	$3,770	$8,311	$7,161
Gross (losses) on sales of securities	(4,130)	(2,739)	(4,530)	(5,398)
Net gain on sales of securities	$71	$1,031	$3,781	$1,763
OTTI recognized in earnings	(104)	—	(3,687)	(76)
Net securities gains (losses)	$(33)	$1,031	$94	$1,687

Security Impairment
Huntington evaluates the available-for-sale securities portfolio on a quarterly basis for impairment and conducts a comprehensive security-level assessment on all available-for-sale securities. Impairment exists when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any credit impairment would be recognized in earnings. At the end of the second quarter of 2017, Huntington changed its intent from able and willing to hold to sell sometime in the near future prior to final maturity for the two Reg Diversified CDO securities. Related to this change in intent, Huntington estimated the fair value of these bonds by obtaining bids. As a result of this analysis, Huntington recognized $3.6 million of OTTI on these two securities. In addition, Huntington recognized an additional $0.1 million of OTTI in the 2017 third quarter relating an investment in the Municipal Securities portfolio. For all other securities, Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the amortized cost is recovered, which may be at maturity.
The highest risk investments in the portfolio are the trust-preferred CDO securities which are in the asset-backed securities portfolio. This portfolio is in runoff, and the Company has not purchased these types of securities since 2005. The fair values of the CDO assets have been impacted by various market conditions. The unrealized losses are primarily the result of wider liquidity spreads on asset-backed securities and the longer expected average lives of the trust-preferred CDO securities, due to changes in the expectations of when the underlying securities will be repaid.
Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. Many collateral issuers have the option of deferring interest payments on their debt for up to five years. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third-party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current / near-term operating conditions, and the impact of macroeconomic and regulatory changes.  Using the results of the analysis, the Company estimates appropriate default and recovery probabilities for each piece of collateral, then estimates the expected cash flows for each security. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

The following table summarizes the relevant characteristics of the Company's CDO securities portfolio, which are included in asset-backed securities, at September 30, 2017. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities, which are the most senior class.
Collateralized Debt Obligation Securities

(dollar amounts in thousands)					Lowest Credit Rating (2)	# of Issuers Currently Performing/ Remaining (3)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (4)
Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (1)
MM Comm III	4,509	4,308	3,641	(667)	BB+	5/8	5	7	34
Reg Diversified	25,500	100	510	410	D		—	—	—
Tropic III	31,000	30,989	19,976	(11,013)	BB	27/36	16	6	41
Total at September 30, 2017	$61,009	$35,397	$24,127	$(11,270)
Total at December 31, 2016	$137,197	$101,210	$76,003	$(25,207)

(1)	The majority of securities have been in a continuous loss position for 12 months or longer.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

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

For the three-month and nine-month periods ended September 30, 2017 and 2016, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Available-for-sale and other securities:
Collateralized Debt Obligations	$—	$—	$3,559	$—
Municipal Securities	104	—	128	76
Total available-for-sale and other securities	$104	$—	$3,687	$76

The following table presents the OTTI recognized in earnings on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Balance, beginning of period	$10,821	$9,831	$11,796	$18,368
Reductions from sales	(5,373)	(76)	(9,931)	(8,689)
Additional credit losses	104	—	3,687	76
Balance, end of period	$5,552	$9,755	$5,552	$9,755

5. HELD-TO-MATURITY SECURITIES
Held-to-maturity securities are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
During the second quarter of 2017, Huntington transferred $1.0 billion of mortgage-backed and other agency securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The securities were reclassified at fair value at the date of transfer. At the time of the transfer, $13.5 million of unrealized net losses were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.

Listed below are the contractual maturities of held-to-maturity securities at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies mortgage-backed securities:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	68,668	68,478	41,261	40,791
After 10 years	8,067,957	8,035,777	7,157,083	7,139,943
Total Federal agencies mortgage-backed securities	8,136,625	8,104,255	7,198,344	7,180,734
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	375,580	376,393	398,341	399,452
After 10 years	170,628	169,741	204,083	201,180
Total other agencies	546,208	546,134	602,424	600,632
Total Federal agencies	8,682,833	8,650,389	7,800,768	7,781,366
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	5,566	5,416	6,171	5,902
Total municipal securities	5,566	5,416	6,171	5,902
Total held-to-maturity securities	$8,688,399	$8,655,805	$7,806,939	$7,787,268

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2017 and December 31, 2016.

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2017
Federal agencies:
Mortgage-backed securities	$8,136,625	$14,868	$(47,238)	$8,104,255
Other agencies	546,208	1,697	(1,771)	546,134
Total Federal agencies	8,682,833	16,565	(49,009)	8,650,389
Municipal securities	5,566	—	(150)	5,416
Total held-to-maturity securities	$8,688,399	$16,565	$(49,159)	$8,655,805

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
Federal agencies:
Mortgage-backed securities	$7,198,344	$20,883	$(38,493)	$7,180,734
Other agencies	602,424	1,690	(3,482)	600,632
Total Federal agencies	7,800,768	22,573	(41,975)	7,781,366
Municipal securities	6,171	—	(269)	5,902
Total held-to-maturity securities	$7,806,939	$22,573	$(42,244)	$7,787,268

The following tables provide detail on held-to-maturity securities with unrealized gross losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2017 and December 31, 2016.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Federal agencies:
Mortgage-backed securities	$5,729,896	$(38,204)	$301,637	$(9,034)	$6,031,533	$(47,238)
Other agencies	248,109	(1,771)	—	—	248,109	(1,771)
Total Federal agencies	5,978,005	(39,975)	301,637	(9,034)	6,279,642	(49,009)
Municipal securities	—	—	5,416	(150)	5,416	(150)
Total temporarily impaired securities	$5,978,005	$(39,975)	$307,053	$(9,184)	$6,285,058	$(49,159)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Mortgage-backed securities	$2,855,360	$(31,470)	$186,226	$(7,023)	$3,041,586	$(38,493)
Other agencies	413,207	(3,482)	—	—	413,207	(3,482)
Total Federal agencies	3,268,567	(34,952)	186,226	(7,023)	3,454,793	(41,975)
Municipal securities	5,902	(269)	—	—	5,902	(269)
Total temporarily impaired securities	$3,274,469	$(35,221)	$186,226	$(7,023)	$3,460,695	$(42,244)

Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment exists when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of September 30, 2017, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
6. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Residential mortgage loans sold with servicing retained	$1,178,955	$1,204,547	$2,824,707	$2,552,602
Pretax gains resulting from above loan sales (1)	26,880	32,073	66,014	64,804

(1)	Recorded in mortgage banking income.

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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and nine-month periods ended September 30, 2017 and 2016.

Fair Value Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Fair value, beginning of period	$12,528	$13,105	$13,747	$17,585
Change in fair value during the period due to:
Time decay (1)	(202)	(217)	(649)	(734)
Payoffs (2)	(295)	(423)	(876)	(1,392)
Changes in valuation inputs or assumptions (3)	(278)	(37)	(469)	(3,031)
Fair value, end of period:	$11,753	$12,428	$11,753	$12,428
Weighted-average life (years)	5.5	5.1	5.5	5.1

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Carrying value, beginning of period	$176,491	$121,292	$172,466	$143,133
New servicing assets created	12,841	12,434	30,694	25,820
Servicing assets acquired	—	15,317	—	15,317
Impairment (charge) / recovery	688	2,543	(318)	(21,093)
Amortization and other	(6,995)	(7,194)	(19,817)	(18,785)
Carrying value, end of period	$183,025	$144,392	$183,025	$144,392
Fair value, end of period	$183,583	$144,623	$183,583	$144,623
Weighted-average life (years)	7.0	6.1	7.0	6.1

MSRs do not trade in an active, open market with readily-observable prices. While sales of MSRs occur, the precise terms and conditions are typically not readily available. Therefore, the fair value of MSRs is estimated using a discounted future cash flow model. The model considers portfolio characteristics, contractually-specified servicing fees and assumptions related to prepayments, delinquency rates, late charges, other ancillary revenues, costs to service, and other economic factors. Changes in the assumptions used may have a significant impact on the valuation of MSRs.
MSR values are sensitive to movements in interest rates, as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. Huntington hedges the value of the MSRs against changes in value attributable to changes in interest rates using a combination of derivative instruments and trading securities.

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2017 and December 31, 2016, to changes in these assumptions is shown in the table below.

	September 30, 2017				December 31, 2016
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.10%		$(472)	$(910)	10.90%		$(501)	$(970)
Spread over forward interest rate swap rates	813	bps	(436)	(823)	536	bps	(454)	(879)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2017 and December 31, 2016, to changes in these assumptions is shown in the table below.

	September 30, 2017				December 31, 2016
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.40%		$(5,172)	$(10,038)	7.80%		$(4,510)	$(8,763)
Spread over forward interest rate swap rates	1,041	bps	(6,866)	(12,934)	1,173	bps	(5,259)	(10,195)

Total servicing, late and other ancillary fees included in mortgage banking income amounted to $14 million and $13 million for the three-month periods ended September 30, 2017 and 2016. For the nine-month periods ended September 30, 2017 and 2016, total net servicing fees included in mortgage banking income were $42 million and $36 million. The unpaid principal balance of residential mortgage loans serviced for third parties was $19.3 billion and $18.9 billion at September 30, 2017 and December 31, 2016, respectively.
Automobile Loans
Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired
Changes in the carrying value of automobile loan servicing rights for the three-month and nine-month periods ended September 30, 2017 and 2016, and the fair value at the end of each period were as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Carrying value, beginning of period	$12,524	$5,458	$18,285	$8,771
Amortization and other	(2,338)	(1,087)	(8,099)	(4,400)
Carrying value, end of period	$10,186	$4,371	$10,186	$4,371
Fair value, end of period	$10,398	$4,366	$10,398	$4,366
Weighted-average contractual life (years)	3.7	3.2	3.7	3.2

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at September 30, 2017 and December 31, 2016 is shown in the table below.

	September 30, 2017				December 31, 2016
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	23.66%		$(586)	$(1,112)	19.98%		$(1,047)	$(2,026)
Spread over forward interest rate swap rates	500	bps	(14)	(27)	500	bps	(26)	(53)

Servicing income amounted to $4 million and $2 million for the three-month periods ending September 30, 2017, and 2016. For the nine-month periods ended September 30, 2017 and 2016, total servicing income was $14 million and $6 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.2 billion and $1.7 billion at September 30, 2017 and December 31, 2016, respectively.
Small Business Administration (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
SBA loans sold with servicing retained	$107,259	$62,803	$272,635	$167,321
Pretax gains resulting from above loan sales (1)	8,508	4,679	21,435	12,862

(1)	Recorded in gain on sale of loans.

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
The following tables summarize the changes in the carrying value of the servicing asset for the three-month and nine-month periods ended September 30, 2017 and 2016. The fair value at the end of each period is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Carrying value, beginning of period	$23,113	$19,612	$21,080	$19,747
New servicing assets created	3,591	1,879	9,187	5,259
Amortization and other	(1,923)	(1,745)	(5,486)	(5,260)
Carrying value, end of period	$24,781	$19,746	$24,781	$19,746
Fair value, end of period	$28,822	$24,065	$28,822	$24,065
Weighted-average life (years)	3.3	3.3	3.3	3.3

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at September 30, 2017 and December 31, 2016 is shown in the table below.

	September 30, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.50%	$(385)	$(764)	7.40%	$(324)	$(644)
Discount rate	15.00	(774)	(1,516)	15.00	(1,270)	(1,870)
Servicing income amounted to $3 million and $2 million for the three-month periods ending September 30, 2017, and 2016, respectively. For the nine-month periods ended September 30, 2017 and 2016, total servicing income was $8 million and $7 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.3 billion and $1.1 billion at September 30, 2017 and December 31, 2016, respectively.
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
In August 2017, the Bank issued $0.7 billion of senior notes at 99.762% of face value. The senior notes mature on August 7, 2022 and have a fixed coupon rate of 2.50%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
8. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, were as shown in the following table.

	Three Months Ended September 30, 2017
		Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$410	$(145)	$265
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(42,429)	14,828	(27,601)
Less: Reclassification adjustment for net losses (gains) included in net income	8,715	(3,082)	5,633
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(33,304)	11,601	(21,703)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	1,885	(660)	1,225
Less: Reclassification adjustment for net (gains) losses included in net income	144	(51)	93
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	2,029	(711)	1,318
Net change in pension and other post-retirement obligations	1,198	(419)	779
Total other comprehensive income (loss)	$(30,077)	$10,471	$(19,606)

	Three Months Ended September 30, 2016
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$2,002	$(708)	$1,294
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(54,109)	18,604	(35,505)
Less: Reclassification adjustment for net losses (gains) included in net income	726	(257)	469
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(51,381)	17,639	(33,742)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(8,171)	2,860	(5,311)
Less: Reclassification adjustment for net (gains) losses included in net income	123	(44)	79
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(8,048)	2,816	(5,232)
Net change in pension and other post-retirement obligations	1,293	(452)	841
Total other comprehensive income (loss)	$(58,136)	$20,003	$(38,133)

	Nine Months Ended September 30, 2017
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$3,698	$(1,307)	$2,391
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	19,853	(6,779)	13,074
Less: Reclassification adjustment for net losses (gains) included in net income	18,577	(6,570)	12,007
Net change in unrealized holding gains (losses) on available-for-sale debt securities	42,128	(14,656)	27,472
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	1,274	(446)	828
Less: Reclassification adjustment for net (gains) losses included in net income	1,131	(396)	735
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	2,405	(842)	1,563
Net change in pension and other post-retirement obligations	3,104	(1,086)	2,018
Total other comprehensive income (loss)	$47,637	$(16,584)	$31,053

	Nine Months Ended September 30, 2016
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(600)	$212	$(388)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	76,637	(28,315)	48,322
Less: Reclassification adjustment for net losses (gains) included in net income	(2,032)	718	(1,314)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	74,005	(27,385)	46,620
Net change in unrealized holding gains (losses) on available-for-sale equity securities	170	(60)	110
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	8,047	(2,816)	5,231
Less: Reclassification adjustment for net (gains) losses included in net income	(769)	269	(500)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	7,278	(2,547)	4,731
Net change in pension and other post-retirement obligations	3,879	(1,357)	2,522
Total other comprehensive income (loss)	$85,332	$(31,349)	$53,983

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2017 and 2016.

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2015	$8,361	$176	$(3,948)	$(230,747)	$(226,158)
Other comprehensive income before reclassifications	47,934	110	5,231	—	53,275
Amounts reclassified from accumulated OCI to earnings	(1,314)	—	(500)	2,522	708
Period change	46,620	110	4,731	2,522	53,983
September 30, 2016	$54,981	$286	$783	$(228,225)	$(172,175)

December 31, 2016	$(192,764)	$287	$(2,634)	$(205,905)	$(401,016)
Other comprehensive income before reclassifications	15,465	—	828	—	16,293
Amounts reclassified from accumulated OCI to earnings	12,007	—	735	2,018	14,760
Period change	27,472	—	1,563	2,018	31,053
September 30, 2017	$(165,292)	$287	$(1,071)	$(203,887)	$(369,963)

(1)
Amounts at September 30, 2017 and December 31, 2016 include $97 million and $82 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in thousands)	September 30, 2017	September 30, 2016
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(1,498)	$(726)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(7,113)	—	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(104)	—	Noninterest income - net gains (losses) on sale of securities
	(8,715)	(726)	Total before tax
	3,082	257	Tax (expense) benefit
	$(5,633)	$(469)	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$(144)	$(123)	Interest income - loans and leases
Interest rate contracts	—	—	Noninterest income - other income
	(144)	(123)	Total before tax
	51	44	Tax (expense) benefit
	$(93)	$(79)	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,690)	$(1,785)	Noninterest expense - personnel costs
Prior service credit	492	492	Noninterest expense - personnel costs
	(1,198)	(1,293)	Total before tax
	419	452	Tax (expense) benefit
	$(779)	$(841)	Net of tax

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Nine Months Ended
(dollar amounts in thousands)	September 30, 2017	September 30, 2016
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(7,388)	$478	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(7,502)	1,630	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(3,687)	(76)	Noninterest income - net gains (losses) on sale of securities
	(18,577)	2,032	Total before tax
	6,570	(718)	Tax (expense) benefit
	$(12,007)	$1,314	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$(1,131)	$770	Interest income - loans and leases
Interest rate contracts	—	(1)	Noninterest income - other income
	(1,131)	769	Total before tax
	396	(269)	Tax (expense) benefit
	$(735)	$500	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(4,580)	$(5,355)	Noninterest expense - personnel costs
Prior service credit	1,476	1,476	Noninterest expense - personnel costs
	(3,104)	(3,879)	Total before tax
	1,086	1,357	Tax (expense) benefit
	$(2,018)	$(2,522)	Net of tax

9. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share during periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend.

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2017 and 2016, was as shown in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share amounts)	2017	2016	2017	2016
Basic earnings per common share:
Net income	$274,568	$127,004	$754,403	$472,858
Preferred stock dividends	(18,903)	(18,537)	(56,670)	(46,409)
Net income available to common shareholders	$255,665	$108,467	$697,733	$426,449
Average common shares issued and outstanding	1,086,038	938,578	1,087,115	844,167
Basic earnings per common share	$0.24	$0.12	$0.64	$0.51
Diluted earnings per common share:
Net income available to common shareholders	$255,665	$108,467	$697,733	$426,449
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$255,665	$108,467	$697,733	$426,449
Average common shares issued and outstanding	1,086,038	938,578	1,087,115	844,167
Dilutive potential common shares:
Stock options and restricted stock units and awards	17,079	10,714	17,515	10,295
Shares held in deferred compensation plans	3,228	2,654	3,096	2,337
Other	146	135	152	135
Dilutive potential common shares	20,453	13,503	20,763	12,767
Total diluted average common shares issued and outstanding	1,106,491	952,081	1,107,878	856,934
Diluted earnings per common share	$0.23	$0.11	$0.63	$0.50

For the three-month periods ended September 30, 2017 and 2016, approximately 1.5 million and 3.5 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ended September 30, 2017 and 2016, approximately 0.9 million and 3.3 million, respectively, were not included.
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
In addition, Huntington has a defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan.
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
For additional information on benefit plans, see the Benefit Plan footnote in our 2016 Form 10-K.

The following table shows the components of net periodic (benefit) cost for all plans.

	Pension Benefits		Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Service cost	$640	$1,425	$22	$16
Interest cost	7,478	7,978	98	79
Expected return on plan assets	(13,803)	(12,086)	—	—
Amortization of prior service cost	—	—	(492)	(492)
Amortization of (gain) loss	1,747	1,865	(55)	(72)
Settlements	5,049	3,400	—	—
Net periodic (benefit) cost	$1,111	$2,582	$(427)	$(469)

	Pension Benefits		Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Service cost	$1,920	$3,475	$65	$16
Interest cost	22,433	21,474	296	188
Expected return on plan assets	(41,409)	(32,533)	—	—
Amortization of prior service cost	—	—	(1,476)	(1,476)
Amortization of (gain) loss	5,241	5,594	(164)	(216)
Settlements	10,049	10,200	—	—
Net periodic (benefit) cost	$(1,766)	$8,210	$(1,279)	$(1,488)

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay that is contributed to the defined contribution plan. For 2016, a discretionary profit-sharing contribution equal to 1% of eligible participants’ 2016 base pay was awarded during the 2017 first quarter. Huntington's expense related to the defined contribution plans during the third quarter 2017 and 2016 was $5 million and $9 million, respectively. For the nine-month periods ended September 30, 2017 and 2016, expense related to the defined contribution plans was $26 million and $26 million, respectively.

11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2017 and 2016.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are summarized in the table below.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2017
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$584,829	$—	$—	$584,829
Loans held for investment	—	58,708	40,483	—	99,191
Trading account securities:
U.S. Treasury securities	25	—	—	—	25
Municipal securities	—	1,481	—	—	1,481
Other securities	86,982	—	—	—	86,982
	87,007	1,481	—	—	88,488
Available-for-sale and other securities:
U.S. Treasury securities	11,260	—	—	—	11,260
Federal agencies: Mortgage-backed	—	10,639,750	—	—	10,639,750
Federal agencies: Other agencies	—	96,451	—	—	96,451
Municipal securities	—	468,082	2,958,027	—	3,426,109
Asset-backed securities	—	531,064	24,127	—	555,191
Corporate debt	—	125,629	—	—	125,629
Other securities	11,717	3,935	—	—	15,652
	22,977	11,864,911	2,982,154	—	14,870,042
MSRs	—	—	11,753	—	11,753
Derivative assets	—	312,401	8,425	(154,562)	166,264
Liabilities
Derivative liabilities	—	288,191	5,459	(234,526)	59,124
Short-term borrowings	4	—	—	—	4

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$438,224	$—	$—	$438,224
Loans held for investment	—	34,439	47,880	—	82,319
Trading account securities:
Municipal securities	—	1,148	—	—	1,148
Other securities	132,147	—	—	—	132,147
	132,147	1,148	—	—	133,295
Available-for-sale and other securities:
U.S. Treasury securities	5,497	—	—	—	5,497
Federal agencies: Mortgage-backed	—	10,673,342	—	—	10,673,342
Federal agencies: Other agencies	—	73,542	—	—	73,542
Municipal securities	—	452,013	2,798,044	—	3,250,057
Asset-backed securities	—	717,478	76,003	—	793,481
Corporate debt	—	198,683	—	—	198,683
Other securities	16,588	3,943	—	—	20,531
	22,085	12,119,001	2,874,047	—	15,015,133
MSRs	—	—	13,747	—	13,747
Derivative assets	—	414,412	5,747	(181,940)	238,219
Liabilities
Derivative liabilities	—	362,777	7,870	(272,361)	98,286
Short-term borrowings	474	—	—	—	474

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2017 and 2016, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$12,528	$3,178	$2,872,007	$42,575	$43,855
Transfers out of Level 3 (1)	—	(1,376)	—	—	—
Total gains/losses for the period:
Included in earnings	(775)	1,164	(637)	(1,569)	187
Included in OCI	—	—	(33,781)	5,166	—
Purchases/originations	—	—	166,514	—	—
Sales	—	—	(90)	(21,625)	—
Repayments	—	—	—	—	(3,559)
Settlements	—	—	(45,986)	(420)	—
Closing balance	$11,753	$2,966	$2,958,027	$24,127	$40,483
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(775)	$1,164	$(104)	$—	$—

	Level 3 Fair Value Measurements Three Months Ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$13,105	$12,751	$2,237,975	$71,379	$925
Transfers out of Level 3 (1)	—	(1,692)	—	—	—
Total gains/losses for the period:
Included in earnings	(677)	(2,459)	4,166	—	(249)
Included in OCI	—	—	(28,272)	2,875	—
Purchases/originations	—	—	953,639	10	56,469
Sales	—	—		—	—
Repayments	—	—	—	—	(3,860)
Settlements	—	—	(262,235)	(445)	—
Closing balance	$12,428	$8,600	$2,905,273	$73,819	$53,285
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(677)	$(2,459)	$—	$—	$—

(1)
Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that were transferred to loans held for sale, which are classified as Level 2.

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$13,747	$(2,123)	$2,798,044	$76,003	$47,880
Transfers out of Level 3 (1)	—	(3,833)	—	—	—
Total gains/losses for the period:
Included in earnings	(1,994)	8,922	(3,612)	(5,097)	1,617
Included in OCI	—	—	(887)	13,936	—
Purchases/originations	—	—	414,123	—	—
Sales	—	—	(90)	(59,353)	—
Repayments	—	—	—	—	(9,014)
Settlements	—	—	(249,551)	(1,362)	—
Closing balance	$11,753	$2,966	$2,958,027	$24,127	$40,483
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1,994)	$8,922	$(128)	$(3,559)	$—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$17,585	$6,056	$2,095,551	$100,337	$1,748
Transfers out of Level 3 (1)	—	(5,115)	—	—	—
Total gains/losses for the period:
Included in earnings	(5,157)	7,659	4,166	2	(249)
Included in OCI	—	—	(8,946)	3,549	—
Purchases/originations	—	—	1,237,546	10	56,469
Sales	—	—	(36,657)	(27,794)	—
Repayments	—	—	—	—	(4,683)
Settlements	—	—	(386,387)	(2,285)	—
Closing balance	$12,428	$8,600	$2,905,273	$73,819	$53,285
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(5,157)	$7,759	$—	$2	$—

(1)
Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that were transferred to loans held for sale, which are classified as Level 2.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(775)	$1,164	$—	$—	$—
Securities gains (losses)	—	—	(104)	(1,569)	—
Interest and fee income	—	—	(533)	—	—
Noninterest income	—	—	—	—	187
Total	$(775)	$1,164	$(637)	$(1,569)	$187

	Level 3 Fair Value Measurements Three Months Ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(677)	$(2,459)	$—	$—	$—
Securities gains (losses)	—	—	—	—	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	4,166	—	(249)
Total	$(677)	$(2,459)	$4,166	$—	$(249)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(1,994)	$8,922	$—	$—	$—
Securities gains (losses)	—	—	(128)	(5,100)	—
Interest and fee income	—	—	(3,484)	3	—
Noninterest income	—	—	—	—	1,617
Total	$(1,994)	$8,922	$(3,612)	$(5,097)	$1,617

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2016
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(5,157)	$7,659	$—	$—	$—
Securities gains (losses)	—	—	—	—	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	4,166	2	(249)
Total	$(5,157)	$7,659	$4,166	$2	$(249)

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	September 30, 2017
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$584,829	$564,106	$20,723	$602	$608	$(6)
Loans held for investment	99,191	107,997	(8,806)	10,086	11,781	(1,695)

	December 31, 2016
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$438,224	$433,760	$4,464	$—	$—	$—
Loans held for investment	82,319	91,998	(9,679)	8,408	11,082	(2,674)

The following tables present the net gains (losses) from fair value changes for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Assets
Loans held for sale	$(1,897)	$(4,439)	$11,719	$9,080
Loans held for investment	187	—	1,617	—

Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the nine months ended September 30, 2017, assets measured at fair value on a nonrecurring basis were as shown in the table below.

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Nine Months Ended September 30, 2017
MSRs	$182,043	$—	$—	$182,043	$(318)
Impaired loans	68,159	—	—	68,159	(3,976)
Other real estate owned	42,041	—	—	42,041	(1,759)
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
Other real estate-owned properties are included in accrued income and other assets and valued based on appraisals and third-party price opinions, less estimated selling costs.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2017
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$11,753	Discounted cash flow	Constant prepayment rate	9.0% - 31.0% (12%)
			Spread over forward interest rate swap rates	8.0% - 10.0% (8.1%)
Derivative assets	8,425	Consensus Pricing	Net market price	-4.0% - 21.4% (1.8%)
Derivative liabilities	5,459		Estimated Pull through %	11.0% - 99.0% (79.0%)
Municipal securities	2,958,027	Discounted cash flow	Discount rate	0.0% - 10.3% (4.0%)
			Cumulative default	0.0% - 42.0% (4.9%)
			Loss given default	5.0% - 80.0% (23.7%)
Asset-backed securities	24,127	Discounted cash flow	Discount rate	1.3% - 6.8% (6.5%)
			Cumulative prepayment rate	0.0% - 72% (7.3%)
			Cumulative default	2.9% - 100% (8.6%)
			Loss given default	90% - 100% (97.8%)
Loans held for investment	40,483	Discounted cash flow	Discount rate	7.0% - 17.7% (8.2%)
Measured at fair value on a nonrecurring basis:
MSRs	182,043	Discounted cash flow	Constant prepayment rate	6.0% - 21.0% (8%)
			Spread over forward interest rate swap rates	1.8% - 20.0% (10.4%)
Impaired loans	68,159	Appraisal value	NA	NA
Other real estate owned	42,041	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
(dollar amounts in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$13,747	Discounted cash flow	Constant prepayment rate	5.63% - 34.4% (10.9%)
			Spread over forward interest rate swap rates	3.0% - 9.2% (5.4%)
Derivative assets	5,747	Consensus Pricing	Net market price	-7.1% - 25.4% (1.1%)
Derivative liabilities	7,870		Estimated Pull through %	8.1% - 99.8% (76.9%)
Municipal securities	2,798,044	Discounted cash flow	Discount rate	0.0% - 10.0% (3.6%)
			Cumulative default	0.3% - 37.8% (4.0%)
			Loss given default	5.0% - 80.0% (24.1%)
Asset-backed securities	76,003	Discounted cash flow	Discount rate	5.0% - 12.0% (6.3%)
			Cumulative prepayment rate	0.0% - 73% (6.5%)
			Cumulative default	1.1% - 100% (11.2%)
			Loss given default	85% - 100% (96.3%)
			Cure given deferral	0.0% - 75.0% (36.2%)
Loans held for investment	47,880	Discounted cash flow	Discount rate	5.4% - 16.2% (5.6%)
Measured at fair value on a nonrecurring basis:
MSRs	171,309	Discounted cash flow	Constant prepayment rate	5.57% - 30.4% (7.8%)
			Spread over forward interest rate swap rates	4.2% - 20.0% (11.7%)
Impaired loans	53,818	Appraisal value	NA	NA
Other real estate owned	50,930	Appraisal value	NA	NA

The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below.
A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement of Level 3 instruments. In general, prepayment rates increase when market interest rates decline and decrease when market interest rates rise and higher prepayment rates generally result in lower fair values for MSR assets and Asset-backed securities.
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$1,243,828	$1,243,828	$1,443,037	$1,443,037
Trading account securities	88,488	88,488	133,295	133,295
Loans held for sale	651,734	657,270	512,951	515,640
Available-for-sale and other securities	15,453,061	15,453,061	15,562,837	15,562,837
Held-to-maturity securities	8,688,399	8,655,805	7,806,939	7,787,268
Net loans and direct financing leases	67,911,810	67,698,855	66,323,583	66,294,639
Derivatives	166,264	166,264	238,219	238,219
Financial Liabilities
Deposits	78,445,113	78,422,971	75,607,717	76,161,091
Short-term borrowings	1,829,549	1,829,549	3,692,654	3,692,654
Long-term debt	9,200,707	9,402,926	8,309,159	8,387,444
Derivatives	59,124	59,124	98,286	98,286

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at September 30, 2017 and December 31, 2016:

	Estimated Fair Value Measurements at Reporting Date Using			September 30, 2017
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$8,655,805	$—	$8,655,805
Net loans and direct financing leases	—	—	67,698,855	67,698,855
Financial Liabilities
Deposits	—	75,230,127	3,192,844	78,422,971
Short-term borrowings	4	—	1,829,545	1,829,549
Long-term debt	—	8,992,820	410,106	9,402,926

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2016
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$7,787,268	$—	$7,787,268
Net loans and direct financing leases	—	—	66,294,639	66,294,639
Financial Liabilities
Deposits	—	72,319,328	3,841,763	76,161,091
Short-term borrowings	474	—	3,692,180	3,692,654
Long-term debt	—	7,980,176	407,268	8,387,444

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
The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	September 30, 2017		December 31, 2016
(dollar amounts in thousands)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$32,837	$93,224	$46,440	$99,996
Derivatives not designated as Hedging Instruments
Interest rate contracts (1)	198,471	112,534	232,653	140,475
Foreign exchange contracts	22,354	21,020	23,265	19,576
Commodities contracts	66,133	61,695	108,026	104,328
Equity contracts	1,031	5,177	9,775	6,272
Total Contracts	$320,826	$293,650	$420,159	$370,647

(1)	Includes derivative assets and liabilities used in mortgage banking activities.

Derivatives used in asset and liability management activities
Huntington engages in balance sheet hedging activity, principally for asset and liability management purposes, to convert fixed rate assets or liabilities into floating rate, or vice versa. Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert subordinated and other long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans into fixed rate loans.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2017 and December 31, 2016, identified by the underlying interest rate-sensitive instruments.

	September 30, 2017
(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$1,325,000	$1,325,000
Subordinated notes	950,000	—	950,000
Long-term debt	7,425,000	—	7,425,000
Total notional value at September 30, 2017	$8,375,000	$1,325,000	$9,700,000

	December 31, 2016
(dollar amounts in thousands)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$3,325,000	$3,325,000
Subordinated notes	950,000	—	950,000
Long-term debt	6,525,000	—	6,525,000
Total notional value at December 31, 2016	$7,475,000	$3,325,000	$10,800,000

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2017 and December 31, 2016.

	September 30, 2017
				Weighted-Average Rate
(dollar amounts in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$1,325,000	0.1	$(1,239)	0.72%	1.23%
Liability conversion swaps
Receive fixed—generic	8,375,000	2.8	(59,148)	1.56	1.29
Total swap portfolio at September 30, 2017	$9,700,000	2.3	$(60,387)

	December 31, 2016
				Weighted-Average Rate
(dollar amounts in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$3,325,000	0.6	$(2,060)	1.04%	0.91%
Liability conversion swaps
Receive fixed—generic	7,475,000	3.1	(51,496)	1.49	0.88
Total swap portfolio at December 31, 2016	$10,800,000	2.3	$(53,556)

These derivative financial instruments are entered into to manage the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities are an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $3 million and $18 million for the three-month periods ended September 30, 2017, and 2016, respectively. For the nine-month periods ended September 30, 2017, and 2016, the net amounts resulted in an increase to net interest income of $20 million and $58 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$—	$—	$—	$(82)
Change in fair value of hedged deposits (1)	—	—	—	72
Change in fair value of interest rate swaps hedging subordinated notes (2)	(2,234)	(9,688)	(4,665)	(2,880)
Change in fair value of hedged subordinated notes (2)	3,615	10,400	6,782	3,591
Change in fair value of interest rate swaps hedging other long-term debt (2)	(6,431)	(45,870)	(880)	37,179
Change in fair value of hedged other long-term debt (2)	7,152	42,647	(1,226)	(38,187)

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

Cash Flow Hedges
To the extent derivatives designated as cash flow hedges are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in noninterest income.
The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges for the three-month and nine-month periods ended September 30, 2017 and 2016.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(dollar amounts in thousands)	2017	2016		2017	2016
Interest rate contracts
Loans	$1,225	$(5,311)	Interest and fee income - loans and leases	$144	$123
Investment Securities	—	—	Noninterest income - other income	—	—
Total	$1,225	$(5,311)		$144	$123

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016		2017	2016
Interest rate contracts
Loans	$828	$5,231	Interest and fee income - loans and leases	$1,131	$(770)
Investment Securities	—	—	Noninterest income - other income	—	1
	$828	$5,231		$1,131	$(769)

Gains and losses on swaps related to loans and investment securities are recorded in interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings approximately $(1) million after-tax of unrealized gains (losses) on cash flow hedging derivatives currently in OCI.
The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the three and nine-month periods ended September 30, 2017 and 2016.

Derivatives in cash flow hedging relationships	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Interest rate contracts
Loans	$359	$(371)	$225	$6

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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

Derivatives used in mortgage banking activities	September 30, 2017		December 31, 2016
(dollar amounts in thousands)	Asset	Liability	Asset	Liability
Interest rate lock agreements	$8,425	$282	$5,747	$1,598
Forward trades and options	1,562	1,782	13,319	1,173
Total derivatives used in mortgage banking activities	$9,987	$2,064	$19,066	$2,771
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at September 30, 2017 and December 31, 2016, was $188 million and $300 million, respectively. The total notional amount at September 30, 2017 corresponds to trading assets with a fair value of $1 million and trading liabilities with a fair value of $2 million. Net trading gains and (losses) related to MSR hedging for the three-month periods ended September 30, 2017 and 2016, were less than $1 million and $(1) million and $1 million and $17 million for the nine-month periods ended September 30, 2017 and 2016, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

Derivatives used in customer related activities
Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consist of commodity, interest rate, and foreign exchange contracts. Huntington may enter into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies in order to economically hedge significant exposure related to derivatives used in trading activities.
The interest rate risk of customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value. Foreign currency derivatives help the customer hedge risk and reduce exposure to fluctuations in exchange rates. Transactions are primarily in liquid currencies with Canadian dollars and Euros comprising a majority of all transactions. Commodity derivatives help the customer hedge risk and reduce exposure to fluctuations in the price of various commodities. Hedging of energy-related products and base metals comprise the majority of all transactions.
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at both September 30, 2017 and December 31, 2016, were $84 million and $80 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $21.4 billion and $20.6 billion at both September 30, 2017 and December 31, 2016, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $156 million and $196 million at the same dates, respectively.
Share Swap Economic Hedge
Huntington acquires and holds shares of Huntington common stock in a Rabbi Trust for the Executive Deferred Compensation Plan. Huntington common stock held in the Rabbi Trust is recorded at cost and the corresponding deferred compensation liability is recorded at fair value using Huntington's share price as a significant input.
During the second quarter of 2017, Huntington entered into an economic hedge with a notional value of $8 million to hedge deferred compensation expense related to the Executive Deferred Compensation Plan. During the third quarter 2017, the previous economic hedge entered into during the second quarter of 2016 of $20 million expired. Also during the third quarter of 2017, Huntington entered into an economic hedge with notional value of $31 million for a total of $39 million at September 30, 2017 to hedge deferred compensation expense related to the Executive Deferred Compensation Plan. The economic hedges are recorded at fair value in other assets or liabilities. Changes in the fair value are recorded directly through other noninterest expense in the Unaudited Condensed Consolidated Statements of Income. At September 30, 2017, the fair value of the share swaps was $1 million.
Visa®-related Swap
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At September 30, 2017, the combined fair value of the swap liabilities of $5 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
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
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high-dollar volume. Huntington enters into bilateral collateral and master netting agreements with these counterparties, and routinely exchanges cash and high quality securities collateral. Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low-dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged.
At September 30, 2017 and December 31, 2016, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $30 million and $26 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At September 30, 2017, Huntington pledged $144 million of investment securities and cash collateral to counterparties, while other counterparties pledged $78 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

Offsetting of Financial Liabilities and Derivative Assets
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
September 30, 2017	Derivatives	$320,826	$(154,562)	$166,264	$(23,350)	$(16,895)	$126,019
December 31, 2016	Derivatives	420,159	(181,940)	238,219	(34,328)	(5,428)	198,463

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
September 30, 2017	Derivatives	$293,650	$(234,526)	$59,124	$—	$(26,766)	$32,358
December 31, 2016	Derivatives	370,647	(272,361)	98,286	(7,550)	(23,943)	66,793
13. VIEs
Consolidated VIEs
Consolidated VIEs at September 30, 2017, consisted of certain loan and lease securitization trusts. Huntington has determined that the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,569	$—	$1,569
Net loans and leases	33,148	—	33,148
Accrued income and other assets	—	269	269
Total assets	$34,717	$269	$34,986
Liabilities:
Other long-term debt	$28,120	$—	$28,120
Accrued interest and other liabilities	—	269	269
Total liabilities	28,120	269	28,389
Equity:
Beneficial Interest owned by third party	6,597	—	6,597
Total liabilities and equity	$34,717	$269	$34,986

	December 31, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in thousands)	Series 2014A
Assets:
Cash	$1,564	$—	$1,564
Net loans and leases	69,825	—	69,825
Accrued income and other assets	—	281	281
Total assets	$71,389	$281	$71,670
Liabilities:
Other long-term debt	$57,494	$—	$57,494
Accrued interest and other liabilities	—	281	281
Total liabilities	57,494	281	57,775
Equity:
Beneficial Interest owned by third party	13,895	—	13,895
Total liabilities and equity	$71,389	$281	$71,670

The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary to the VIE at September 30, 2017, and December 31, 2016.

	September 30, 2017
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$8,674	$—	$8,674
2015-1 Automobile Trust	1,506	—	1,506
Trust Preferred Securities	13,919	252,577	—
Low Income Housing Tax Credit Partnerships	638,171	348,733	638,171
Other Investments	108,556	48,339	108,556
Total	$770,826	$649,649	$756,907

	December 31, 2016
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$14,770	$—	$14,770
2015-1 Automobile Trust	2,227	—	2,227
Trust Preferred Securities	13,919	252,552	—
Low Income Housing Tax Credit Partnerships	576,880	292,721	576,880
Other Investments	79,195	42,316	79,195
Total	$686,991	$587,589	$673,072

The following table provides a summary of automobile transfers to trusts in separate securitization transactions.

(dollar amounts in millions)	Year	Amount Transferred
2016-1 Automobile Trust	2016	$1,500
2015-1 Automobile Trust	2015	750
The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included in servicing rights of Huntington’s Unaudited Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset. See Note 6 for more information.
Trust Preferred Securities
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included in Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated in Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at September 30, 2017 follows.

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	2.01%	(2)	$69,730	$6,186
Huntington Capital II	1.95	(3)	32,093	3,093
Sky Financial Capital Trust III	2.74	(4)	72,165	2,165
Sky Financial Capital Trust IV	2.70	(4)	74,320	2,320
Camco Financial Trust	3.76	(5)	4,269	155
Total			$252,577	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at September 30, 2017, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at September 30, 2017, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at September 30, 2017, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at September 30, 2017, based on three-month LIBOR +1.33%.

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
Huntington uses the proportional amortization method to account for all qualified investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment gains/losses related to these investments are included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2017 and December 31, 2016.

(dollar amounts in thousands)	September 30, 2017	December 31, 2016
Affordable housing tax credit investments	$980,984	$877,237
Less: amortization	(342,813)	(300,357)
Net affordable housing tax credit investments	$638,171	$576,880
Unfunded commitments	$348,733	$292,721
The following table presents other information related to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Tax credits and other tax benefits recognized	$22,471	$21,200	$68,426	$57,634
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	17,292	13,608	51,474	38,513
Equity method
Tax credit investment (gains) losses included in noninterest income	—	132	—	396

Huntington recognized immaterial impairment losses on tax credit investments during the three-month and nine-month periods ended September 30, 2017 and 2016. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
Other Investments
Other investments determined to be VIEs include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2017 and December 31, 2016, were as listed in the following table.

(dollar amounts in thousands)	September 30, 2017	December 31, 2016
Contract amount representing credit risk:
Commitments to extend credit
Commercial	$16,056,609	$15,190,056
Consumer	12,977,175	12,235,943
Commercial real estate	1,373,127	1,697,671
Standby letters-of-credit	547,689	637,182
Commercial letters-of-credit	16,815	4,610

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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $5 million and $8 million at September 30, 2017 and December 31, 2016, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At September 30, 2017 and December 31, 2016, Huntington had commitments to sell residential real estate loans of $1.0 billion and $0.8 billion, respectively. These contracts mature in less than one year.
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
In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is up to $65 million at September 30, 2017. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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
Meoli v. The Huntington National Bank (Cyberco Litigation). The Bank has been named a defendant in a lawsuit arising from the Bank’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), Cyberco allegedly defrauded equipment lessors and financial institutions, including Huntington, in financing the purchase of computer equipment from Teleservices Group, Inc. (Teleservices), which itself later proved to be a shell corporation. Bankruptcy proceedings for both Cyberco and Teleservices ensued.
In an adversary proceeding brought by the bankruptcy trustee for Teleservices in the U.S. District Court for the Western District of Michigan, judgment was rendered against Huntington in the amount of $72 million plus costs and pre- and post-judgment interest. Huntington appealed the judgment to the U.S. Sixth Circuit Court of Appeals, which reversed the judgment in part and remanded the case for further proceedings. The case is currently before the bankruptcy court again. The parties have completed briefing on liability and the appropriate calculation of damages, and await the scheduling of a hearing on the issue.
Powell v. Huntington National Bank.  Huntington is a defendant in a class action filed on October 15, 2013 alleging Huntington charged late fees on mortgage loans in a method that violated West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. Huntington filed a motion for summary judgment on the plaintiffs’ claims, which was granted by the U.S. District Court on December 28, 2016.  Plaintiffs have appealed to the U.S. Fourth Circuit Court of Appeals. Oral arguments were held on October 24, 2017.
FirstMerit Overdraft Litigation. Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against FirstMerit. The complaints were brought as class actions on behalf of Ohio residents who maintained a checking account at FirstMerit and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The parties have reached a global settlement for approximately $9 million cash to a common fund plus an additional $7 million in debt forgiveness. Attorneys' fees will be paid from the fund, with any remaining funds going to charity. FirstMerit’s insurer has reimbursed Huntington 49% of the approximately $9 million, which totals approximately $4.4 million. The court preliminarily approved the settlement on December 5, 2016 and the cash portion of the settlement was funded on December 12, 2016. The settlement received final approval on June 2, 2017 and there has been no appeal, so the settlement is final. Huntington is in the process of issuing settlement checks, forgiving the agreed-upon debt, and taking other actions as agreed upon in the settlement agreement. Because the settlement is in the process of being concluded, we anticipate no further reporting on this matter.
15. SEGMENT REPORTING
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have four major business segments: Consumer and Business Banking, Commercial Banking, Commercial Real Estate and Vehicle Finance (CREVF), Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes our technology and operations, other unallocated assets, liabilities, revenue, and expense.
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
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to customers. Results of operations for the business segments reflect these fee-sharing allocations.
The management accounting process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit (activity-based) costs to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
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
We use an active and centralized Funds Transfer Pricing (FTP) methodology to attribute appropriate income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result centralizes the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities).
We announced a change in our executive leadership team, which became effective during the second quarter of 2017. As a result, the previously-reported Home Lending segment is now included as an operating unit in the Consumer and Business Banking segment. Additionally, the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG during second quarter. Prior period results have been reclassified to conform to the current period presentation.

Consumer and Business Banking - The Consumer and Business Banking segment, including Home Lending, provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, mortgage loans, consumer loans, credit cards, and small business loans and investment products. Other financial services available to consumer and small business customers include insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million and consists of approximately 254,000 businesses. Home Lending supports origination and servicing of consumer loans and mortgages for customers who are generally located in our primary banking markets across all segments.
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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s September 30, 2017, December 31, 2016, and September 30, 2016, reported results by business segment.

	Three Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	CREVF	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in thousands)
2017
Net interest income	$426,752	$171,448	$139,870	$49,596	$(29,233)	$758,433
Provision for (reduction in allowance) credit losses	24,089	9,580	9,705	216	—	43,590
Noninterest income	189,378	59,121	10,969	46,215	24,414	330,097
Noninterest expense	415,874	100,003	55,354	58,237	50,960	680,428
Income taxes	61,658	42,345	30,022	13,076	(57,157)	89,944
Net income	$114,509	$78,641	$55,758	$24,282	$1,378	$274,568
2016
Net interest income	$349,283	$143,023	$126,489	$41,971	$(35,376)	$625,390
Provision for (reduction in allowance) credit losses	12,724	23,788	25,615	1,663	15	63,805
Noninterest income	177,234	54,744	8,001	45,339	17,097	302,415
Noninterest expense	349,470	87,892	44,331	57,473	173,081	712,247
Income taxes	57,513	30,130	22,590	9,861	(95,345)	24,749
Net income	$106,810	$55,957	$41,954	$18,313	$(96,030)	$127,004

	Nine Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	CREVF	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in thousands)
2017
Net interest income	$1,255,617	$514,900	$419,556	$145,089	$(102,242)	$2,232,920
Provision for credit losses	74,270	21,378	40,047	510	1	136,206
Noninterest income	544,445	176,609	34,750	140,610	71,364	967,778
Noninterest expense	1,242,152	301,385	163,989	182,171	192,517	2,082,214
Income taxes	169,274	129,061	87,594	36,056	(194,110)	227,875
Net income	$314,366	$239,685	$162,676	$66,962	$(29,286)	$754,403
2016
Net interest income	$911,706	$355,263	$317,704	$112,473	$(62,809)	$1,634,337
Provision for credit losses	43,474	53,212	18,706	490	14	115,896
Noninterest income	459,732	150,228	25,951	126,245	53,238	815,394
Noninterest expense	967,417	246,941	125,254	166,645	220,731	1,726,988
Income taxes	126,191	71,868	69,893	25,054	(159,017)	133,989
Net income	$234,356	$133,470	$129,802	$46,529	$(71,299)	$472,858

	Assets at		Deposits at
(dollar amounts in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Consumer & Business Banking	$25,989,043	$25,332,635	$45,694,477	$45,355,745
Commercial Banking	24,199,091	24,121,689	20,795,143	18,053,208
CREVF	24,723,324	23,576,832	2,052,274	1,893,072
RBHPCG	5,695,880	5,327,622	5,944,240	6,214,250
Treasury / Other	21,380,788	21,355,319	3,958,979	4,091,442
Total	$101,988,126	$99,714,097	$78,445,113	$75,607,717

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2016 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files (or submits) under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable

(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2017 to July 31, 2017	1,122,116	$13.20	$293,164,850
August 1, 2017 to August 31, 2017	6,046,079	12.81	215,621,231
September 1, 2017 to September 30, 2017	2,476,746	12.43	184,795,094
Total	9,644,941	$12.75	$184,795,094

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced stock repurchase authorizations.

(2)
The number shown represents, as of the end of each period, the maximum number of shares (or approximate dollar value) of Common Stock that may yet be purchased under publicly-announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On June 28, 2017, Huntington was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted in the 2017 Comprehensive Capital Analysis and Review (CCAR). These actions included a 38% increase in the quarterly dividend per common share to $0.11, starting in the fourth quarter of 2017, the repurchase of up to $308 million of common stock over the next four quarters (July 1, 2017 through June 30, 2018), subject to authorization by the Board of Directors, and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities.
On July 19, 2017, the Board authorized the repurchase of up to $308 million of common shares over the four quarters through the second quarter of 2018. Purchases of common stock under the authorization may include open market purchases, privately-negotiated transactions, and accelerated repurchase programs.
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
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains an Internet website that contains reports, proxy statements, and other information about issuers like us who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Quarterly Report on Form 10-Q, information on those websites is not part of this report. Reports, proxy statements, and other information about us can also be inspected at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1 (P)	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1

3.10	Articles Supplementary of Huntington Bancshares Incorporated, as of March 18, 2016.	Current Report on Form 8-K dated March 21, 2016	001-34073	3.1

3.11	Articles Supplementary of Huntington Bancshares Incorporated, as of May 3, 2016.	Current Report on Form 8-K dated May 5, 2016	001-34073	3.2

3.12	Articles Supplementary of Huntington Bancshares Incorporated, effective as of August 15, 2016.	Registration Statement on Form 8-A dated August 15, 2016	001-34073	3.12

3.13	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 19, 2017.	Current Report on Form 8-K dated July 21, 2017	001-34073	3.1

4.1(P)
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	**Section 1350 Certification – Chief Executive Officer.

32.2	**Section 1350 Certification – Chief Financial Officer.
101
*The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date:	October 30, 2017	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date:	October 30, 2017	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer