Form 10-K
period 2017-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2018-02-16
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Depositary Shares (each representing a 1/40th interest in a share of Floating Rate Series B Non-Cumulative Perpetual Preferred Stock)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.  ☒    Yes  ☐    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐    Yes  ☒    No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, determined by using a per share closing price of $13.52, as quoted by NASDAQ on that date, was $14,498,375,048. As of January 31, 2018, there were 1,072,026,681 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2018 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending
ABS	Asset-Backed Securities
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
ANPR	Advance Notice of Proposed Rulemaking
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized Debt Obligation
CDs	Certificates of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standard Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FirstMerit	FirstMerit Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
GSE	Government Sponsored Enterprise
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-Maturity
IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTD	Long Term Debt
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Rights
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PD	Probability Of Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans
Includes nonaccrual loans and leases (Table 12), accruing loans and leases past due 90 days or more (Table 13), troubled debt restructured loans (Table 15), and criticized commercial loans (credit quality indicators section of Footnote 4).

RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RWA	Risk-Weighted Assets
SAB	Staff Accounting Bulletin
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SRIP	Supplemental Retirement Income Plan
TCJA	H.R. 1, Originally known as the Tax Cuts and Jobs Act
TDR	Troubled Debt Restructured loan
U.S. Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 15,770 average full-time equivalent employees. Through the Bank, we have over 150 years of serving the financial needs of our customers. Through our subsidiaries, we provide full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2017, the Bank had 10 private client group offices and 956 branches as follows:

• 458 branches in Ohio	• 37 branches in Illinois
• 303 branches in Michigan	• 31 branches in Wisconsin
• 50 branches in Pennsylvania	• 25 branches in West Virginia
• 42 branches in Indiana	• 10 branches in Kentucky
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
A key strategic emphasis has been for our business segments to operate in cooperation to provide products and services to our customers and to build stronger and more profitable relationships using our OCR sales and service process. The objectives of OCR are to:
•Use a consultative sales approach to provide solutions that are specific to each customer.
•Leverage each business segment in terms of its products and expertise to benefit customers.
•Develop prospects who may want to have multiple products and services as part of their relationship with us.
Following is a description of our four business segments and a Treasury / Other function:

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
Business Banking is a dynamic part of our business and we are committed to being the bank of choice for businesses in our markets. Business Banking is defined as serving companies with revenues up to $20 million. Huntington continues to develop products and services that are designed specifically to meet the needs of small business and look for ways to help companies find solutions to their financing needs.
Home Lending, an operating unit of Consumer and Business Banking, originates consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Consumer and Business Banking and Regional Banking and The Huntington Private Client Group segments, as well as through commissioned loan originators.  Home Lending earns interest on portfolio loans and loans held-for-sale, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Home Lending supports the origination of mortgage loans across all segments.

•
Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: Middle Market, Specialty Banking, Asset Finance, Capital Markets/ Institutional Corporate Banking, Commercial Real Estate and Treasury Management.

Middle Market primarily focuses on providing banking solutions to companies with annual revenues of $20 million to $500 million. Through a relationship management approach, various products, capabilities and solutions are seamlessly delivered in a client centric way.
Specialty Banking offers tailored products and services to select industries that have a foothold in the Midwest. Each team is comprised of industry experts with a dynamic understanding of the market and industry. Many of these industries are experiencing tremendous change, which creates opportunities for Huntington to leverage our expertise and help clients navigate, adapt, and succeed.
Asset Finance is a combination of our Huntington Equipment Finance, Huntington Public Capital®, Technology and Healthcare Equipment Leasing, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.
Capital Markets/Institutional Corporate Banking has three distinct product offerings: 1) corporate risk management services, 2) institutional sales, trading, and underwriting, 3) institutional corporate banking. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange, and interest rate hedging services. The Institutional Sales, Trading & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions. Institutional Corporate Banking works with larger, often more complex companies with revenues greater than $500 million. These entities, many of which are publicly traded, require a different and customized approach to their banking needs.
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

•
Vehicle Finance: Our products and services include providing financing to consumers for the purchase of automobiles, light-duty trucks, recreational vehicles and marine craft at franchised and other select dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.

The Vehicle Finance team services automobile dealerships, its owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships has allowed us to expand into select markets outside of the Midwest and to actively deepen relationships while building a strong reputation. With the acquisition of FirstMerit, Huntington also provides financing for the purchase by consumers of recreational vehicles and marine craft on an indirect basis through a series of dealerships.

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
We compete for deposits similarly on a basis of a combination of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We also employ customer friendly practices, such as our 24-Hour Grace® account feature, which gives customers an additional business day to cover overdrafts to their consumer account without being charged overdraft fees.
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2017, in the top 10 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$22,332	34%
Cleveland, OH	2	9,273	14
Detroit, MI	5	7,358	6
Akron, OH	1	3,864	29
Indianapolis, IN	4	3,285	7
Cincinnati, OH	4	2,623	2
Pittsburgh, PA	9	2,978	2
Chicago, IL	19	2,324	1
Toledo, OH	1	2,535	24
Grand Rapids, MI	2	2,367	11
Source: FDIC.gov, based on June 30, 2017 survey.
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
Financial Technology Companies, or FinTechs, continue to emerge in key areas of banking.  In response, we are monitoring activity in marketplace lending along with businesses engaged in money transfer, investment advice, and money management tools. Our strategy involves assessing the marketplace and determining our near term plan, while developing a longer term approach to effectively service our existing customers and attract new customers. This includes evaluating which products we develop in-house, as well as evaluating partnership options, where applicable.
Regulatory Matters
Regulatory Environment
The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole.

Banking statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Huntington and its subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. President Trump has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the Republican majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or merely a rebalancing of the post financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision.
We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of Nasdaq that apply to companies with securities listed on the Nasdaq Global Select Market.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to us. This discussion is not intended to describe all laws and regulations applicable to Huntington, the Bank and Huntington’s other subsidiaries.
Huntington as a Bank Holding Company
Huntington is registered as a BHC with the Federal Reserve under the BHC Act and qualifies for and has elected to become a FHC under the Gramm-Leach-Bliley Act of 1999. As a FHC, Huntington is permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for a BHC. BHCs are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. FHCs may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including underwriting, dealing and making markets in securities and making merchant banking investments in non-financial companies. Huntington and the Bank must each remain “well-capitalized” and “well managed” in order for Huntington to maintain its status as a FHC. In addition, the Bank must receive a CRA rating of at least “Satisfactory” at its most recent examination for Huntington to engage in the full range of activities permissible for FHCs.
Huntington is subject to primary supervision, regulation and examination by the Federal Reserve, which serves as the primary regulator of our consolidated organization. The primary regulators of our non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Federal Reserve exercising a supervisory role. Such non-bank subsidiaries include, for example, broker-dealers registered with the SEC and investment advisers registered with the SEC with respect to their investment advisory activities.
The Bank as a National Bank
The Bank is a national banking association chartered under the laws of the United States. As a national bank, the activities of the Bank are limited to those specifically authorized under the National Bank Act and OCC regulations. The Bank is subject to comprehensive primary supervision, regulation and examination by the OCC. As a member of the DIF, the Bank is also subject to regulation and examination by the FDIC.
Supervision, Examination and Enforcement
A principal objective of the U.S. bank regulatory regime is to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole by ensuring the financial safety and soundness of BHCs and banks, including Huntington and the Bank. Bank regulators regularly examine the operations of BHCs and banks. In addition, BHCs and banks are subject to periodic reporting and filing requirements.
The Federal Reserve, OCC and FDIC have broad supervisory and enforcement authority with regard to BHCs and banks, including the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. In addition, Huntington, the Bank and other Huntington subsidiaries are subject to supervision, regulation and examination by the CFPB, which is the primary administrator of most federal consumer financial statutes and Huntington’s primary consumer financial regulator. Supervision and examinations are confidential, and the outcomes of these actions may not be made public.
Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things, prohibit unsafe or unsound practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and terminate deposit insurance.
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a bank’s depository insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.
Bank Acquisitions by Huntington
BHCs, such as Huntington, must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the BHC owning or controlling 5% or more of any class of voting securities of a bank or another BHC.
Acquisitions of Ownership of the Company
Acquisitions of Huntington’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHC Act and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. Investors should be aware of these requirements when acquiring shares in our stock.
Interstate Banking
Under the Riegle-Neal Act, a BHC may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the BHC not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the BHC’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. A national bank, such as the Bank, with the approval of the OCC may open a branch in any state if the law of that state would permit a state bank chartered in that state to establish the branch.
Regulatory Capital Requirements
Huntington and the Bank are subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the Federal Reserve, for Huntington, and by the OCC, for the Bank. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.
Under the U.S. Basel III capital rules, Huntington’s and the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Huntington and the Bank:

•	Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).

•
CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets and AOCI. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. Together with the FDIC, the Federal Reserve and OCC have issued proposed rules that would simplify the capital treatment of certain capital deductions and adjustments, and the final phase-in period for these capital deductions and adjustments has been indefinitely delayed.

•
Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.

•
Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected on the following page. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2017 would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on Huntington’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules Huntington and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement is being phased in over a three-year period that began on January 1, 2016. When the phase-in period is complete on January 1, 2019, the Capital Conservation Buffer will be 2.5%. Throughout 2017, the required Capital Conservation Buffer was 1.25%, and the required Capital Conservation Buffer throughout 2018 will be 1.875%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.
The table below summarizes the capital requirements that Huntington and the Bank must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer) during the remaining transition period for the Capital Conservation Buffer:

	Minimum Basel III Regulatory Capital Ratio Plus Capital Conservation Buffer
	January 1, 2017	January 1, 2018	January 1, 2019
CET 1 risk-based capital ratio	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	7.25	7.875	8.5
Total risk-based capital ratio	9.25	9.875	10.5
The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2017, calculated using the regulatory capital methodology applicable during 2017.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2017
(dollar amounts in billions)					Actual
Ratios:
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.09%
	Bank	4.00	N/A	5.00%	9.70
CET 1 risk-based capital ratio	Consolidated	4.50	5.75%	N/A	10.01
	Bank	4.50	5.75	6.50	11.02
Tier 1 risk-based capital ratio	Consolidated	6.00	7.25	6.00	11.34
	Bank	6.00	7.25	8.00	12.10
Total risk-based capital ratio	Consolidated	8.00	9.25	10.00	13.39
	Bank	8.00	9.25	10.00	14.33

(1)	Reflects the capital conservation buffer of 1.25% applicable during 2017. Huntington and the Bank already meet the Capital Conservation Buffer at the fully phased-in level of 2.5%

(2)	Reflects the well-capitalized standard applicable to Huntington and the well-capitalized standard applicable to the Bank under Federal Reserve Regulation Y.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
As of December 31, 2017, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable Capital Conservation Buffer and the Capital Conservation Buffer on a fully phased-in basis. Based on current estimates, we believe that Huntington and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer, on a fully phased-in basis.

Liquidity Requirements
BHCs with total consolidated assets of $250 billion or more are subject to a minimum LCR, and BHCs with at least $50 billion but less than $250 billion in total consolidated assets, including Huntington, are subject to a less stringent modified version of the LCR. The LCR requires Huntington to meet certain liquidity measures by holding an adequate amount of unencumbered high-quality liquid assets, such as Treasury securities and other sovereign debt, to cover its projected net cash outflows over a 30 calendar-day stress scenario window. Because the LCR assigns less severe outflow assumptions to certain types of customer deposits, banks’ demand for and the cost of these deposits may increase. Additionally, the LCR has increased the demand for direct U.S. government and U.S. government-guaranteed debt that, while high quality, generally carry lower yields than other securities BHCs hold in their investment portfolios. Congress is considering a bill that would require the U.S. federal bank regulatory agencies to amend the LCR to treat certain investment grade municipal securities as high-quality liquid assets. It is too early to tell whether this bill will become law.
In addition, in May 2016, the federal bank regulatory agencies proposed a Net Stable Funding Ratio rule, which would require large financial firms to meet certain net stable funding measures by funding themselves with adequate amounts of medium- and long-term funding. If finalized as proposed, Huntington would be subject to a less stringent modified version of the Net Stable Funding Ratio.
Enhanced Prudential Standards
Under the Dodd-Frank Act, BHCs with consolidated assets of more than $50 billion, such as Huntington, are subject to certain enhanced prudential standards. As a result, Huntington is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning and risk management standards, than those applicable to smaller institutions. Rules to implement two other enhanced prudential standards—single-counterparty credit limits and early remediation requirements—are still under consideration by the Federal Reserve. Congress is considering a bill that, following an 18-month period, would exempt BHCs with consolidated assets between $100 billion and $250 billion, such as Huntington, from most enhanced prudential standards and would allow the Federal Reserve either to determine that some or all of these standards should be applied to some or all such BHCs or to subject such BHCs to less stringent versions of these standards. It is too early to tell whether this bill will become law and, if so, whether and how the Federal Reserve would exercise its authority.
Capital Planning
Huntington is required to submit a capital plan annually to the Federal Reserve for supervisory review in connection with its annual CCAR process. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over the nine-quarter planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy.
The Federal Reserve expects BHCs subject to CCAR, such as Huntington, to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases. This involves a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above certain minimum ratios, after taking all capital actions included in a BHC’s capital plan, under baseline and stressful conditions throughout the nine-quarter planning horizon. As part of CCAR, the Federal Reserve evaluates whether BHCs have sufficient capital to continue operations throughout times of economic and financial market stress and whether they have robust, forward-looking capital planning processes that account for their unique risks. We generally may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. In addition, we are generally prohibited from making a capital distribution unless, after giving effect to the distribution, we will meet all minimum regulatory capital ratios.
Under revised CCAR rules that became effective on March 6, 2017, the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis. Instead, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning.
Huntington submitted its 2017 capital plan to the Federal Reserve in April 2017. The Federal Reserve did not object to Huntington’s 2017 capital plan. Huntington is required and intends to submit to the Federal Reserve its capital plan for 2018 by no later than April 5, 2018. There can be no assurance that the Federal Reserve will respond favorably to Huntington’s 2018 capital plan, capital actions or stress test results.

Stress Testing
Huntington is subject to annual supervisory stress tests. These supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on Huntington's capital. Huntington also must conduct semi-annual company-run stress tests, the results of which are filed with the Federal Reserve and publicly disclosed. The Bank is also required to conduct annual company-run stress tests. The objective of the annual company-run stress test is to ensure that covered institutions have robust, forward-looking capital planning processes that account for their unique risks and to help ensure that covered institutions have sufficient capital to continue operations throughout times of economic and financial stress. The results of these annual stress tests must be publicly disclosed.
Congress is considering a bill that would exempt BHCs with consolidated assets between $100 billion and $250 billion, such as Huntington, from company-run stress testing requirements as part of the exemption from enhanced prudential standards described above and allow the federal bank regulatory agencies to decrease the number of stress scenarios involved in the supervisory and company-run stress tests and to decrease the frequency of these stress tests. It is too early to tell whether this bill will become law and, if so, whether and how the federal bank regulatory agencies would exercise their authority in amending the stress test requirements.
Restrictions on Dividends
Huntington is a legal entity separate and distinct from its banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of Huntington’s subsidiaries, our ability to pay dividends and repurchase shares depends upon our receipt of dividends from these subsidiaries. Under federal law, there are various limitations on the extent to which the Bank can declare and pay dividends to Huntington, including those related to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices and federal banking law requirements concerning the payment of dividends out of net profits, surplus and available earnings. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to Huntington. No assurances can be given that the Bank will, in any circumstances, pay dividends to Huntington.
Huntington’s ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. As discussed in the Capital Planning section above, a BHC may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected.
Huntington and the Bank must maintain the applicable CET1 Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. When fully phased in on January 1, 2019, the Capital Conservation Buffer will be 2.5%. For more information on the Capital Conservation Buffer, see the Regulatory Capital Requirements section above.
Federal Reserve policy provides that a BHC should not pay dividends unless (1) the BHC’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the BHC and its subsidiaries and (3) the BHC will continue to meet minimum required capital adequacy ratios. Accordingly, a BHC should not pay cash dividends that can only be funded in ways that weaken the BHC’s financial health, such as by borrowing. The policy also provides that a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Volcker Rule
Under the Volcker Rule, we are prohibited from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interest in and relationships with hedge funds or private equity funds (covered funds). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of covered funds to be retained. They also permit the offering and sponsoring of covered funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities, such as us. We have put in place the compliance programs required by the Volcker Rule and have either divested or received extensions for any holdings in illiquid covered funds.
The five federal agencies implementing the Volcker Rule regulations have approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. As of December 31, 2017, we had investments in two different pools of trust preferred securities. Both of our pools are included in the list of non-exclusive issuers. We have analyzed the pools and believe that we will continue to be able to own these investments under the final Volcker Rule regulations as well.

Recovery and Resolution Planning
As a BHC with assets of $50 billion or more, Huntington is required to submit annually to the Federal Reserve and the FDIC a resolution plan for the orderly resolution of Huntington and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency laws in a rapid and orderly fashion in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and the deficiencies are not cured in a timely manner, they may jointly impose on us more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. If we were to fail to address the deficiencies in our resolution plan when required, we could eventually be required to divest certain assets or operations. Huntington submitted its resolution plan to the Federal Reserve and the FDIC on December 21, 2017. In addition, the Bank is required to periodically to file a separate resolution plan with the FDIC. The public versions of the resolution plans previously submitted by Huntington and the Bank are available on the FDIC’s website and, in the case of Huntington’s resolution plans, also on the Federal Reserve’s website.
Under OCC guidelines that establish enforceable standards for recovery planning for insured national banks with average total consolidated assets of $50 billion or more, the Bank must develop and maintain a recovery plan that is appropriate for its individual size, risk profile, activities, and complexity, including the complexity of its organizational and legal entity structure. OCC examiners will assess the appropriateness and adequacy of a covered bank’s ongoing recovery planning process as part of the agency’s regular supervisory activities. The Bank is required to comply with this recovery planning requirement by July 1, 2018.
Source of Strength
Huntington is required to serve as a source of financial and managerial strength to the Bank and, under appropriate conditions, to commit resources to support the Bank. This support may be required by the Federal Reserve at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of Huntington or our shareholders or creditors. The Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.
Under these requirements, Huntington may in the future be required to provide financial assistance to the Bank should it experience financial distress. Capital loans by Huntington to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of Huntington’s bankruptcy, any commitment by Huntington to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
FDIC as Receiver or Conservator of Huntington
Upon the insolvency of an insured depository institution, such as the Bank, the FDIC may be appointed as the conservator or receiver of the institution. Under the Orderly Liquidation Authority, upon the insolvency of a BHC, such as Huntington, the FDIC may be appointed as conservator or receiver of the BHC, if certain findings are made by the FDIC, the Federal Reserve and the Secretary of the Treasury, in consultation with the President. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of the institution without the approval of the institution’s creditors.
Depositor Preference
The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, including the Bank, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver would have priority over other general unsecured claims against the institution. If the Bank were to fail, insured and uninsured depositors, along with the FDIC, would have priority in payment ahead of unsecured, non-deposit creditors, including Huntington, with respect to any extensions of credit they have made to such insured depository institution.
Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between a bank and its holding company and companies that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers and principal shareholders.

Lending Standards and Guidance
The federal bank regulatory agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulatory agencies’ Interagency Guidelines for Real Estate Lending Policies.
Heightened Governance and Risk Management Standards
The OCC has published guidelines to update expectations for the governance and risk management practices of certain large financial institutions, including the Bank. The guidelines require covered institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. As discussed in the Risk Management and Capital section of the MDA, the Bank currently has a written governance framework and associated controls.
Anti-Money Laundering
The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. The Bank has implemented policies, procedures and internal controls that are designed to comply with these AML requirements. In May 2016, FinCEN, which is a unit of the Treasury Department that drafts regulations implementing the Patriot Act and other AML legislation, issued final rules governing enhanced customer due diligence. The rules impose several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rules. The rules contain an exemption for insurance premium financing transactions, but cash refunds issued in connection with such transactions are not exempt, thus requiring verification of beneficial ownership before cash refunds may be issued to borrowers. Bank regulators are focusing their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.
OFAC Regulation
OFAC is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Data Privacy
Federal and state law contains extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
Like other lenders, the Bank and other of our subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA, and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries.
FDIC Insurance
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor and is funded through assessments on insured depository institutions, based on the risk each institution poses to the DIF. The Bank accepts customer deposits that are insured by the DIF and therefore must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile. Currently, banks with $10 billion or more in total assets, such as the Bank, must pay an assessment surcharge. These banks will be required to pay this surcharge until the earlier of the quarter in which the FDIC’s reserve ratio reaches or exceeds 1.35% or December 31, 2018. Additionally, on December 22, 2017, the TCJA was enacted, which among other things, disallows the deduction of FDIC insurance premiums for tax purposes effective January 1, 2018, where previously  FDIC insurance premiums were fully deductible for tax purposes.
The FDIC recently issued a rule that requires large insured depository institutions, including the Bank, to enhance their deposit account recordkeeping and related information technology system capabilities to facilitate prompt payment of insured deposits if such an institution were to fail. We must comply with these new requirements by April 1, 2020.
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
The federal bank regulatory agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as Huntington and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including Huntington and the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. Huntington continues to evaluate the proposed rules, both of which are subject to further rulemaking procedures.
Cybersecurity
The CISA is intended to improve cybersecurity in the United States by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.
In October 2016, the federal bank regulatory agencies issued an ANPR regarding enhanced cyber risk management standards which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.
Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and soundness practices. The relevant federal bank regulatory agency, the OCC in the

Bank’s case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report.
The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering the bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The Federal Reserve also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by Huntington or the Bank.
The Bank received a CRA rating of "Outstanding" at its most recent examination.
Transaction Account Reserves
Federal Reserve rules require depository institutions to maintain reserves against their transaction accounts, primarily negotiable order of withdrawal (NOW) and regular checking accounts. For 2017, the first $16 million of covered balances are exempt from the reserve requirement, aggregate balances between $16 million and $122.3 million are subject to a 3% reserve requirement and aggregate balances above $122.3 million are subject to a 10% reserve requirement. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with these requirements.
Debit Interchange Fees
We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including the Bank, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus .05% of the transaction, plus an additional one cent per transaction fraud adjustment. These fees impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks.
Consumer Protection Regulation and Supervision
We are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws. We are also subject to certain state consumer protection laws, and under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have recently increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.
The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, HMDA requirements and appraisal and escrow standards for higher priced mortgages. Most of the provisions of these mortgage-related final rules are currently effective. In addition, several proposed revisions to mortgage-related rules are pending finalization. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company. For example, under the CFPB’s Ability to Repay and Qualified Mortgage rule, before making a mortgage loan, a lender must establish that a borrower has the ability to repay the mortgage. “Qualified mortgages”, as defined in the rule, are presumed to comply with this requirement and, as a result, present less litigation risk to lenders. For a loan to qualify as a qualified mortgage, the loan must satisfy certain limits on terms and conditions, pricing and a maximum debt-to-income ratio. Loans eligible for purchase, guarantee or insurance by a government agency or government-sponsored enterprise are exempt from some of these requirements. Satisfying the qualified mortgage standards, ensuring correct calculations are made for individual loans, recordkeeping and monitoring, as well as understanding the effect of the qualified mortgage standards on CRA obligations, impose significant new compliance obligations on, and involve compliance costs for, mortgage lenders, including the Company.
Federal regulators have promulgated a number of other rules governing the provision of credit to consumer borrowers. For example, the CFPB has issued guidance under the Equal Credit Opportunity Act for indirect automobile lenders that have a policy that permits dealers who originate automobile loans to increase the interest rate charged to a consumer and that compensates the dealer with a share of the increased interest revenue. These and other CFPB regulations involve compliance costs for automobile lenders, including the Company.
Federal regulators also have issued regulations that make it more difficult for financial institutions to collect debts owed to them. For example, in 2015, the Federal Communications Commission issued an order interpreting the Telephone Consumer Protection Act that affected the ability to financial institutions like the Company to place telephone calls to borrowers using automated dialing devices, which has increased both the cost of collection and the potential exposure of the Company to lawsuits for non-compliance with the Act. The CFPB also has indicated an interest in issuing other regulations that would restrict debt collection activities.
Available Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information, including any related amendments, filed by us with, or furnished by us to, the SEC are also available free of charge at our Internet web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the Nasdaq National Market at 33 Whitehall Street, New York, New York 10004.

Item 1A: Risk Factors
We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operations, many of which are outside of our direct control. Among these risks are:

•	Credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms;

•
Market risk, which occurs when fluctuations in interest rates impact earnings and capital. Financial impacts are realized through changes in the interest rates of balance sheet assets and liabilities (net interest margin) or directly through valuation changes of capitalized MSR and/or trading assets (noninterest income);

•
Liquidity risk, which is the risk to current or anticipated earnings or capital arising from an inability to meet obligations when they come due. Liquidity risk includes the inability to access funding sources or manage fluctuations in funding levels. Liquidity risk also results from the failure to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with minimal loss in value;

•
Operational and Legal risk, which is the risk of loss arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal fraud; external fraud, inadequate or inappropriate employment practices and workplace safety, failure to meet professional obligations involving customers, products, and business practices, damage to physical assets, business disruption and systems failures, and failures in execution, delivery, and process management.  Legal risk includes, but is not limited to, exposure to orders, fines, penalties, or punitive damages resulting from litigation, as well as regulatory actions;

•
Compliance risk, which exposes us to money penalties, enforcement actions or other sanctions as a result of non-conformance with laws, rules, and regulations that apply to the financial services industry;

•
Strategic risk, which is defined as risk to current or anticipated earnings, capital, or enterprise value arising from adverse business decisions, improper implementation of business decisions or lack of responsiveness to industry / market changes; and

•
Reputation risk, which is the risk that negative publicity regarding an institution's business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.

In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could negatively impact our business, future results of operations, and future cash flows materially.
Credit Risks:
Our ACL level may prove to not be adequate or be negatively affected by credit risk exposures which could adversely affect our net income and capital.
Our business depends on the creditworthiness of our customers. Our ACL of $778 million at December 31, 2017, represented Management’s estimate of probable losses inherent in our loan and lease portfolio (ALLL) as well as our unfunded loan commitments and letters of credit (AULC). We regularly review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
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
Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, the Federal Reserve has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities, which might also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.
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
Rising interest rates reduce the value of our fixed-rate securities. Any unrealized loss from these portfolios impacts OCI, shareholders’ equity, and the Tangible Common Equity ratio. Any realized loss from these portfolios impacts regulatory capital ratios. In a rising interest rate environment, pension and other post-retirement obligations somewhat mitigate negative OCI impacts from securities and financial instruments. For more information, refer to “Market Risk” of the MD&A.
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
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other banks and financial service companies that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. Technological advances have made it possible for our non-bank competitors to offer products and services that traditionally were banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service by investing in new products and services, electronic platforms, personal contacts, pricing, and range of products. If we are unable to successfully compete for new customers and retain our current customers, our business, financial condition, or results of operations may be adversely affected. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, or a desire to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.  For more information, refer to “Competition” section of Item 1: Business.
Uncertainty about the future of LIBOR may adversely affect our business.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after

2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, including Huntington’s Series B preferred stock, certain of Huntington’s junior subordinated debentures, certain of the Bank’s senior notes, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on Huntington’s Series B preferred stock and the interest rate on Huntington’s and the Bank’s debentures and notes, which are currently based on the LIBOR rate, will be determined as set forth in the offering documents, and the value of such securities may be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, investment and trading securities portfolios and business, is uncertain.
Liquidity Risks:
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
Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general and us in particular. The availability of deposits can also be impacted by regulatory changes (e.g. changes in FDIC insurance, the LCR, etc.), changes in the financial condition of Huntington, other banks or the banking industry in general, and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market related, geopolitical, or other events could impact the liquidity derived from deposits.
We are a holding company and depend on dividends by our subsidiaries for most of our funds.
Huntington is an entity separate and distinct from the Bank. The Bank conducts most of our operations and Huntington depends upon dividends from the Bank to service Huntington's debt and to pay dividends to Huntington's shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could limit the payment of dividends or other payments to Huntington by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred and Common Stock could have a material adverse effect on the market price of our Common Stock. Additional information regarding dividend restrictions is provided in Item 1. Regulatory Matters.
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
Operational and Legal Risks:
Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; cyber-attacks; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our operations, liquidity and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.
We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business.
Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential information, intellectual property, funds, and/or those of our customers; or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
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
Note 21 of the Notes to Consolidated Financial Statements updates the status of certain litigation.
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
The FASB, regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations or positions on how these standards should be applied. In June 2016, the FASB issued a new current expected credit loss rule, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. Changes in accounting policies, standards and interpretations can be difficult to predict and can materially affect how we record and report our financial condition and results of operations.
For further discussion, see Note 2 of the Notes to Consolidated Financial Statements.
Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, the discount rates used in the income approach to fair value, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2017, the book value of our goodwill was $2.0 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
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
We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. The loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

Compliance Risks:
We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us.
The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole-not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
Bank regulations regarding capital and liquidity, including the annual CCAR assessment process and the U.S. Basel III capital and liquidity standards, could require higher levels of capital and liquidity. Among other things, these regulations could impact our ability to pay common stock dividends, repurchase common stock, attract cost-effective sources of deposits, or require the retention of higher amounts of low yielding securities.
The Federal Reserve administers CCAR, an annual forward-looking quantitative assessment of Huntington’s capital adequacy and planned capital distributions and a review of the strength of Huntington’s practices to assess capital needs. We generally may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. The Federal Reserve also makes a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above each minimum regulatory capital ratio after making all capital actions included in Huntington’s capital plan, under baseline and stressful conditions throughout a nine-quarter planning horizon. The Bank also must submit a capital plan to the OCC. There can be no assurance that the Federal Reserve or OCC will respond favorably to our capital plans, planned capital actions or stress test results, and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases.
We are also required to maintain minimum capital ratios and the Federal Reserve and OCC may determine that Huntington and/or the Bank, based on size, complexity or risk profile, must maintain capital ratios above these minimums in order to operate in a safe and sound manner. In the event we are required to raise capital to maintain required minimum capital and leverage ratios or ratios above the required applicable minimums, we may be forced to do so in when market conditions are undesirable or on terms that are less favorable to us than we would otherwise require. Furthermore, in order to prevent becoming subject to restrictions on our ability to distribute capital or make certain discretionary bonus payments to management, we must maintain a Capital Conservation Buffer (of 1.875% in 2018), which is in addition to our required minimum capital ratios.
We are also subject to a modified LCR requirement that requires Huntington to maintain an adequate amount of unencumbered high-quality liquid assets, such as Treasury securities and other sovereign debt, to cover projected net cash outflows over a 30 calendar-day stress scenario window. Because the LCR assigns less severe outflow assumptions to certain types of customer deposits, banks’ demand for and the cost of these deposits may increase. Additionally, the LCR has increased the demand for direct U.S. government and U.S. government-guaranteed debt that, while high quality, generally carry lower yields than other securities BHCs hold in their investment portfolios.
For more information regarding CCAR, stress testing and capital and liquidity requirements, refer to Item 1. Regulatory Matters.
If our regulators deem it appropriate, they can take regulatory actions that could result in a material adverse impact on our financial results, ability to compete for new business, or preclude mergers or acquisitions. In addition, regulatory actions could constrain our ability to fund our liquidity needs or pay dividends. Any of these actions could increase the cost of our services.
We are subject to the supervision and regulation of various state and federal regulators, including the OCC, Federal Reserve, FDIC, SEC, CFPB, FINRA, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in Item 1. Regulatory Matters. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. Such actions could negatively impact us in a variety of ways, including charging monetary fines, impacting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.
Under the supervision of the CFPB, our Consumer and Business Banking products and services are subject to heightened regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. Also, federal and state regulators have been increasingly focused on sales practices of branch personnel, including taking regulatory action against other financial institutions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, require remuneration to our customers, trigger fines or penalties, limit the products or services we offer, require us to increase our prices and, therefore, reduce demand for our products, impose additional compliance costs on us, increase the cost of collection, cause harm to our reputation, or otherwise adversely affect our consumer businesses.
In addition, we are allowed to conduct certain activities that are financial in nature by virtue of Huntington’s status as an FHC, as discussed in more detail in Item 1. Regulatory Matters. If Huntington or the Bank cease to meet the requirements necessary for Huntington to continue to qualify as an FHC, the Federal Reserve may impose upon us corrective capital and managerial requirements, and may place limitations on our ability to conduct all of the business activities that we conduct as a FHC. If the failure to meet these standards persists, we could be required to divest our Bank, or cease all activities other than those activities that may be conducted by a BHC but not an FHC.
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
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Compliance with these laws and regulations have resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations, especially those that apply to our consumer operations, which has been an area of heightened focus, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.
We may become subject to more stringent regulatory requirements and activity restrictions if the Federal Reserve and FDIC determine that our resolution plan is not credible.
Huntington is required to submit annually to the Federal Reserve and the FDIC a resolution plan for its orderly resolution under the U.S. Bankruptcy Code. If the Federal Reserve and the FDIC jointly determine that our resolution plan is not credible, we could become subjected to more stringent capital, leverage or liquidity requirements or restrictions, or restrictions on our growth, activities or operations. If we were to fail to address deficiencies in our resolution plan when required, we could eventually be required to divest certain assets or operations in ways that could negatively impact its operations and strategy.
For more information regarding resolution planning requirements, refer to Item 1: Business - Regulatory Matters.
Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss.
The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. FinCEN, a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the United States Department of Justice, Drug Enforcement Administration and IRS.
There is also increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

For more information regarding the Bank Secrecy Act, Patriot Act, anti-money laundering requirements and OFAC-administered sanctions, refer to Item 1: Business - Regulatory Matters.
Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data.
We receive, maintain and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled.
We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.
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

Our other major properties consist of the following:

Description	Location	Own	Lease
13 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
12 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
A portion of 200 Public Square Building	Cleveland, Ohio		✓
12 story office building	Youngstown, Ohio	✓
10 story office building	Warren, Ohio		✓
10 story office building	Toledo, Ohio	✓
A portion of the Grant Building	Pittsburgh, Pennsylvania		✓
18 story office building	Charleston, West Virginia		✓
3 story office building	Holland, Michigan		✓
2 building office complex	Troy, Michigan		✓
Data processing and operations center (Easton)	Columbus, Ohio	✓
Data processing and operations center (Parma)	Cleveland, Ohio		✓
8 story office building	Indianapolis, Indiana	✓
A portion of Huntington Center at 525 Vine	Cincinnati, OH		✓
A portion of 222 LaSalle St.	Chicago, IL		✓
A portion of Two Towne Square	Southfield, MI		✓
7 story office building (ground lease / own building)	Akron, OH	✓
27 story office building	Akron, OH	✓
Operations Center	Akron, OH		✓
12 story office building	Saginaw, MI		✓
2 building office complex (ground lease / own building)	Flint, MI	✓
4 story office building	Melrose Park, IL		✓
Gateway Center building - operations center	Columbus, OH	✓

Item 3: Legal Proceedings
Information required by this item is set forth in Note 21 of the Notes to Consolidated Financial Statements under the caption "Litigation" and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures
Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2018, we had 30,059 shareholders of record.
Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this Item, is set forth in Tables 37 and 39 Selected Quarterly Income Statement Data and is incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: Business - Regulatory Matters and in Note 22 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2012, through December 31, 2017. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2012, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

	2012	2013	2014	2015	2016	2017
HBAN	$100	$155	$172	$185	$227	$257
S&P 500	$100	$132	$150	$153	$171	$208
KBW Bank Index	$100	$138	$151	$151	$195	$231
For information regarding securities authorized for issuance under Huntington's equity compensation plans, see Part III, Item 12.
The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	702,100	$13.88	$175,036,965
November 1, 2017 to November 30, 2017	5,349,756	13.58	102,298,891
December 1, 2017 to December 31, 2017	3,732,985	14.62	47,659,625
Total	9,784,841	$14.00	$47,659,625

On June 28, 2017, Huntington was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted in the 2017 CCAR. These actions included a 38% increase in quarterly dividend per common share to $0.11, starting in the fourth quarter of 2017, the repurchase of up to $308 million of common stock over the next four quarters (July 1, 2017 through June 30, 2018), subject to authorization by the Board of Directors, and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities.

Item 6: Selected Financial Data

Table 1 - Selected Annual Income Statement Data (1)
(dollar amounts in millions, except per share amounts)	Year Ended December 31,
	2017	2016	2015	2014	2013
Interest income	$3,433	$2,632	$2,115	$1,976	$1,861
Interest expense	431	263	164	139	156
Net interest income	3,002	2,369	1,951	1,837	1,705
Provision for credit losses	201	191	100	81	90
Net interest income after provision for credit losses	2,801	2,178	1,851	1,756	1,615
Noninterest income	1,307	1,150	1,039	979	1,012
Noninterest expense	2,714	2,408	1,976	1,882	1,758
Income before income taxes	1,394	920	914	853	869
Provision for income taxes	208	208	221	221	227
Net income	1,186	712	693	632	642
Dividends on preferred shares	76	65	32	32	32
Net income applicable to common shares	$1,110	$647	$661	$600	$610
Net income per common share—basic	$1.02	$0.72	$0.82	$0.73	$0.73
Net income per common share—diluted	1.00	0.70	0.81	0.72	0.72
Cash dividends declared per common share	0.35	0.29	0.25	0.21	0.19
Balance sheet highlights
Total assets (period end)	$104,185	$99,714	$71,018	$66,283	$59,454
Total long-term debt (period end)	9,206	8,309	7,042	4,321	2,445
Total shareholders’ equity (period end)	10,814	10,308	6,595	6,328	6,090
Average total assets	101,021	83,054	68,560	62,483	56,289
Average total long-term debt	8,862	8,048	5,585	3,479	1,661
Average total shareholders’ equity	10,611	8,391	6,536	6,270	5,915
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income(2)	3.77%	3.50%	3.41%	3.47%	3.66%
Interest expense	0.47	0.34	0.26	0.24	0.30
Net interest margin(2)	3.30%	3.16%	3.15%	3.23%	3.36%
Return on average total assets	1.17%	0.86%	1.01%	1.01%	1.14%
Return on average common shareholders’ equity	11.6	8.6	10.7	10.2	11.0
Return on average tangible common shareholders’ equity(3), (7)	15.7	10.7	12.4	11.8	12.7
Efficiency ratio(4)	60.9	66.8	64.5	65.1	62.6
Dividend payout ratio	34.3	40.3	30.5	28.8	26.0
Average shareholders’ equity to average assets	10.50	10.10	9.53	10.03	10.51
Effective tax rate	14.9	22.6	24.2	25.9	26.2
Non-regulatory capital
Tangible common equity to tangible assets (period end) (5), (7)	7.34	7.16	7.82	8.17	8.82
Tangible equity to tangible assets (period end)(6), (7)	8.39	8.26	8.37	8.76	9.48
Tier 1 common risk-based capital ratio (period end)(7), (8)	N.A.	N.A.	N.A.	10.23	10.90
Tier 1 leverage ratio (period end)(8)	N.A.	N.A.	N.A.	9.74	10.67
Tier 1 risk-based capital ratio (period end)(8)	N.A.	N.A.	N.A.	11.50	12.28
Total risk-based capital ratio (period end)(8)	N.A.	N.A.	N.A.	13.56	14.57
Capital under current regulatory standards (Basel III)
CET 1 risk-based capital ratio	10.01%	9.56%	9.79%	N.A.	N.A.
Tier 1 leverage ratio (period end)	9.09	8.70	8.79	N.A.	N.A.
Tier 1 risk-based capital ratio (period end)	11.34	10.92	10.53	N.A.	N.A.
Total risk-based capital ratio (period end)	13.39	13.05	12.64	N.A.	N.A.
Other data
Full-time equivalent employees (average)	15,770	13,858	12,243	11,873	11,964
Domestic banking offices (period end)	966	1,115	777	729	711

(1)
Comparisons for presented periods are impacted by a number of factors. Refer to the "Significant Items" in the Discussion of Results of Operations for additional discussion regarding these key factors.

(2)	On an FTE basis assuming a 35% tax rate.

(3)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax.

(4)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains. (Non-GAAP)

(5)
Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax. (Non-GAAP)

(6)
Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.

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

(8)
In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, regulatory capital data, tier 1 capital, tier 1 common equity, and risk-weighted assets have not been updated for the adoption of ASU 2014-01.

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
EXECUTIVE OVERVIEW
2017 Financial Performance Review
In 2017, we reported net income of $1.2 billion, a 67% increase from the prior year. Earnings per common share on a diluted basis for the year was $1.00, up 43% from the prior year. Reported net income was impacted by the FirstMerit acquisition with related expenses totaling $152 million pre-tax, or $0.09 per common share and federal tax reform-related tax benefit totaling $123 million, or $0.11 per common share.
Fully-taxable equivalent net interest income was $3.1 billion, up $0.6 billion, or 27%. This reflected the impact of 21% average earning asset growth, 24% average interest-bearing liability growth, and a 14 basis point increase in the NIM to 3.30%. The average earning asset growth included a $10.4 billion, or 18%, increase in average loans and leases and a $6.1 billion, or 34%, increase in average securities, both of which were affected by the full year impact of the FirstMerit acquisition. The net interest margin expansion reflected a 27 basis point positive impact from the mix and yield on earning assets and a 3 basis point increase in the benefit from noninterest-bearing funding, partially offset by a 16 basis point increase in funding costs.
The provision for credit losses was $201 million, up $10 million, or 5%. The increase in provision expense over the prior year was primarily the result of loan growth.
Noninterest income was $1.3 billion, up $157 million, or 14%, from the prior year reflecting the full year impact of the First Merit acquisition. Card and payment processing income increased $37 million, or 22%, due to higher credit and debit card related income and underlying customer growth. Trust and investment management services increased $33 million, or 27%, and service charges on deposit accounts increased $29 million, or 9%, reflecting the benefit of continued new customer acquisition. Other income increased $28 million, or 18%, primarily reflecting increases in servicing income, mezzanine lending, loan syndication fees and commitment fees. Capital markets fees increased $16 million, or 27%, reflecting our ongoing strategic focus on expanding the business. Bank owned life insurance increased $9 million, or 16%. Gain on sale of loans increased $9 million, or 19%, as a result of continued expansion of our SBA lending business during 2017 which more than offset gains in the prior year from our balance sheet optimization strategy and the auto securitization completed in the 2016 fourth quarter. These increases were partially offset by a $4 million decline in net securities gains and a $3 million decline in insurance income.
Noninterest expense was $2.7 billion, up $306 million, or 13%. Reported noninterest expense was impacted by FirstMerit acquisition-related expenses totaling $154 million. Personnel costs increased $175 million, or 13%, primarily reflecting the full year impact of the addition of colleagues from FirstMerit. Net occupancy expense increased $59 million, or 39%, primarily reflecting $52 million of acquisition-related expense. Other expense increased $47 million, or 26%, reflecting the full impact of the FirstMerit acquisition. Amortization of intangibles increased $26 million, or 87%, reflecting the full year impact of FirstMerit related intangibles. Deposit and other insurance expense increased $24 million, or 44%, reflecting the larger assessment base. Partially offsetting these increases, professional services decreased $36 million, or 34% reflecting a reduction in legal and consultation fees partially attributable to acquisition-related expense.
On December 22, 2017, the TCJA was enacted, which among other things, reduced the federal income tax rate for C Corporations from 35% to 21% effective January 1, 2018. A $123 million tax benefit related to the TCJA was recorded in the 2017 fourth quarter and full-year results, which was primarily attributable to the revaluation of net deferred tax liabilities at the lower statutory federal income tax rate. The provision for income taxes was $208 million and remained unchanged from the prior year. The effective tax rates for 2017 and 2016 were 14.9% and 22.6%, respectively. The 2017 full-year results for income taxes and effective tax rate reflect the tax benefit associated with the TCJA. In addition, 2017 and 2016 include the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. (This section should be read in conjunction with Note 1 and Note 17 of the Notes to Consolidated Financial Statements.)

The tangible common equity to tangible assets ratio was 7.34%, up 18 basis points. The regulatory Common Equity Tier 1 (CET1) risk-based capital ratio was 10.01%, up 45 basis points. The regulatory Tier 1 risk-based capital ratio was 11.34%, up 42 basis points. All capital ratios were impacted by positive earnings including the one-time tax benefit (see Significant Items) which resulted in a favorable impact to the ratios, partially offset by loan growth and the repurchase of $260 million of common stock at an average cost of $13.38 per share during 2017, including $137 million of common stock at an average cost of $14.00 per share during the 2017 fourth quarter. There were 19.4 million common shares repurchased during 2017.
Business Overview
General
Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management, and (5) maintain capital and liquidity positions consistent with our risk appetite.
Economy
We enter 2018 with optimism, fueled by both the improving macroeconomic environment and the continued execution of our core strategies to drive organic growth. The operating environment appears poised for further improvement given strong labor markets, the enactment of federal tax reform, and outlook for additional interest rate hikes by the Federal Reserve. Sentiment remains healthy among both our consumer and business customers. Commercial loan growth was particularly encouraging during the final few weeks of the year, and our commercial pipelines remain good as we start the new year. Consumer loan growth remained steady all year.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in the Regulatory Matters section included in Item 1 of this Form 10-K.

Table 2 - Selected Annual Income Statements (1)
(dollar amounts in millions, except per share amounts)
	Year Ended December 31,
		Change from 2016			Change from 2015
	2017	Amount	Percent	2016	Amount	Percent	2015
Interest income	$3,433	$801	30%	$2,632	$517	24%	$2,115
Interest expense	431	168	64	263	99	60	164
Net interest income	3,002	633	27	2,369	418	21	1,951
Provision for credit losses	201	10	5	191	91	91	100
Net interest income after provision for credit losses	2,801	623	29	2,178	327	18	1,851
Service charges on deposit accounts	353	29	9	324	44	16	280
Cards and payment processing income	206	37	22	169	26	18	143
Trust and investment management services	156	33	27	123	7	6	116
Mortgage banking income	131	3	2	128	16	14	112
Insurance income	81	(3)	(4)	84	3	4	81
Capital markets fees	76	16	27	60	6	11	54
Bank owned life insurance income	67	9	16	58	6	12	52
Gain on sale of loans	56	9	19	47	14	42	33
Securities gains (losses)	(4)	(4)	(100)	—	(1)	(100)	1
Other income	185	28	18	157	(10)	(6)	167
Total noninterest income	1,307	157	14	1,150	111	11	1,039
Personnel costs	1,524	175	13	1,349	227	20	1,122
Outside data processing and other services	313	8	3	305	74	32	231
Net occupancy	212	59	39	153	31	25	122
Equipment	171	6	4	165	40	32	125
Deposit and other insurance expense	78	24	44	54	9	20	45
Professional services	69	(36)	(34)	105	55	110	50
Marketing	60	(3)	(5)	63	11	21	52
Amortization of intangibles	56	26	87	30	2	7	28
Other expense	231	47	26	184	(17)	(8)	201
Total noninterest expense	2,714	306	13	2,408	432	22	1,976
Income before income taxes	1,394	474	52	920	6	1	914
Provision for income taxes	208	—	—	208	(13)	(6)	221
Net income	1,186	474	67	712	19	3	693
Dividends on preferred shares	76	11	17	65	33	103	32
Net income applicable to common shares	$1,110	$463	72%	$647	$(14)	(2)%	$661
Average common shares—basic (000)	1,084,686	180,248	20%	904,438	101,026	13%	803,412
Average common shares—diluted	1,136,186	217,396	24	918,790	101,661	12	817,129
Per common share:
Net income—basic	$1.02	$0.30	42%	$0.72	$(0.10)	(12)%	$0.82
Net income—diluted	1.00	0.30	43	0.70	(0.11)	(14)	0.81
Cash dividends declared	0.35	0.06	21	0.29	0.04	16	0.25
Revenue—FTE
Net interest income	$3,002	$633	27%	$2,369	$418	21%	$1,951
FTE adjustment	50	7	16	43	11	34	32
Net interest income(2)	3,052	640	27	2,412	429	22	1,983
Noninterest income	1,307	157	14	1,150	111	11	1,039
Total revenue(2)	$4,359	$797	22%	$3,562	$540	18%	$3,022

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” in the Discussion of Results of Operations.

(2)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

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
Significant Items
Earnings comparisons among the three years ended December 31, 2017, 2016, and 2015 were impacted by a number of Significant Items summarized below.

1.	Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, were as follows:

•
During 2017, $154 million of noninterest expense and $2 million of noninterest income was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.09 per common share in 2017.

•
During 2016, $282 million of noninterest expense and $1 million of noninterest income was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.20 per common share in 2016.

•
During 2015, $9 million of noninterest expense was recorded related to the acquisition of Macquarie Equipment Finance, Inc., which was rebranded Huntington Technology Finance. Also during 2015, $4 million of noninterest expense and $3 million of noninterest income was recorded related to the sale of Huntington Asset Advisors, Inc., Huntington Asset Services, Inc., and Unified Financial Services, Inc. This resulted in a net negative impact of $0.01 per common share in 2015.

2.	Federal tax reform-related tax benefit. Significant events relating to federal tax reform-related tax benefits, and the impacts of those events on our reported results, were as follows:

•	During 2017, $123 million of federal tax reform-related tax benefit was recorded as provision for income taxes. This resulted in a positive impact of $0.11 per common share in 2017.

3.	Litigation Reserve. Significant events relating to our litigation reserve, and the impacts of those events on our reported results, were as follows:

•	During 2016, a $42 million reduction to litigation reserves was recorded as other noninterest expense. This resulted in a positive impact of $0.03 per common share in 2016.

•	During 2015, $38 million of net additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.03 per common share in 2015.

4.	Franchise Repositioning Related Expense. Significant events relating to franchise repositioning, and the impacts of those events on our reported results, were as follows:

•	During 2015, $8 million of franchise repositioning related expense was recorded as non-interest expense. This resulted in a negative impact of $0.01 per common share in 2015.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in millions, except per share amounts)	2017		2016		2015
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$1,186		$712		$693
Earnings per share, after-tax		$1.00		$0.70		$0.81

Significant items—favorable (unfavorable) impact:	Earnings	EPS	Earnings	EPS	Earnings	EPS

Federal tax reform-related tax benefit	$—		$—		$—
Tax impact	123		—		—
Federal tax reform-related tax benefit, after-tax	$123	$0.11	$—	$—	$—	$—

Mergers and acquisitions, net expenses	$(152)		$(282)		$(9)
Tax impact	53		95		3
Mergers and acquisitions, after-tax	$(99)	$(0.09)	$(187)	$(0.20)	$(6)	$(0.01)

Litigation reserves	$—		$42		$(38)
Tax impact	—		(15)		13
Litigation reserves, after-tax	$—	$—	$27	$0.03	$(25)	$(0.03)

Franchise repositioning related expense	$—		$—		$(8)
Tax impact	—		—		3
Franchise repositioning related expense, after-tax	$—	$—	$—	$—	$(5)	$(0.01)

(1)	Based upon the annual average outstanding diluted common shares.
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
The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2017			2016
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis (2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$423	$234	$657	$332	$88	$420
Investment securities	157	6	163	105	(8)	97
Other earning assets	(14)	2	(12)	12	(1)	11
Total interest income from earning assets	566	242	808	449	79	528
Deposits	29	49	78	16	5	21
Short-term borrowings	7	13	20	—	3	3
Long-term debt	17	53	70	42	33	75
Total interest expense of interest-bearing liabilities	53	115	168	58	41	99
Net interest income	$513	$127	$640	$391	$38	$429

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 35% tax rate.

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
(dollar amounts in millions)	Average Balances
		Change from 2016			Change from 2015
Fully-taxable equivalent basis (1)	2017	Amount	Percent	2016	Amount	Percent	2015
Assets
Interest-bearing deposits in banks	$99	$(1)	(1)%	$100	$10	11%	$90
Securities:
Trading account securities	102	35	52	67	21	46	46
Available-for-sale and other securities:
Taxable	12,487	3,209	35	9,278	1,279	16	7,999
Tax-exempt	3,181	465	17	2,716	641	31	2,075
Total available-for-sale and other securities	15,668	3,674	31	11,994	1,920	19	10,074
Held-to-maturity securities—taxable	8,108	2,415	42	5,693	2,180	62	3,513
Total securities	23,878	6,124	34	17,754	4,121	30	13,633
Loans held for sale	555	(499)	(47)	1,054	400	61	654
Loans and leases: (2)
Commercial:
Commercial and industrial	27,749	4,065	17	23,684	3,950	20	19,734
Commercial real estate:
Construction	1,198	110	10	1,088	71	7	1,017
Commercial	6,010	1,091	22	4,919	709	17	4,210
Commercial real estate	7,208	1,201	20	6,007	780	15	5,227
Total commercial	34,957	5,266	18	29,691	4,730	19	24,961
Consumer:
Automobile loans and leases	11,519	979	9	10,540	1,780	20	8,760
Home equity	9,994	936	10	9,058	564	7	8,494
Residential mortgage	8,245	1,515	23	6,730	780	13	5,950
RV and marine finance	2,155	1,462	211	693	693	100	—
Other consumer	1,021	279	38	742	261	54	481
Total consumer	32,934	5,171	19	27,763	4,078	17	23,685
Total loans and leases	67,891	10,437	18	57,454	8,808	18	48,646
Allowance for loan and lease losses	(667)	(53)	9	(614)	(8)	1	(606)
Net loans and leases	67,224	10,384	18	56,840	8,800	18	48,040
Total earning assets	92,423	16,061	21	76,362	13,339	21	63,023
Cash and due from banks	1,453	233	19	1,220	(3)	—	1,223
Intangible assets	2,366	1,007	74	1,359	656	93	703
All other assets	5,446	719	15	4,727	510	12	4,217
Total assets	$101,021	$17,967	22%	$83,054	$14,494	21%	$68,560
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$21,699	$2,654	14%	$19,045	$2,703	17%	$16,342
Demand deposits—interest-bearing	17,580	6,595	60	10,985	4,412	67	6,573
Total demand deposits	39,279	9,249	31	30,030	7,115	31	22,915
Money market deposits	19,735	666	3	19,069	(314)	(2)	19,383
Savings and other domestic deposits	11,697	3,716	47	7,981	2,761	53	5,220
Core certificates of deposit	2,119	(181)	(8)	2,300	(303)	(12)	2,603
Total core deposits	72,830	13,450	23	59,380	9,259	18	50,121
Other domestic time deposits of $250,000 or more	445	37	9	408	152	59	256
Brokered time deposits and negotiable CDs	3,675	176	5	3,499	746	27	2,753
Deposits in foreign offices	—	(204)	(100)	204	(298)	(59)	502
Total deposits	76,950	13,459	21	63,491	9,859	18	53,632
Short-term borrowings	2,923	1,393	91	1,530	184	14	1,346
Long-term debt	8,862	814	10	8,048	2,463	44	5,585
Total interest-bearing liabilities	67,036	13,012	24	54,024	9,803	22	44,221
All other liabilities	1,675	81	5	1,594	133	9	1,461
Shareholders’ equity	10,611	2,220	26	8,391	1,855	28	6,536
Total liabilities and shareholders’ equity	$101,021	$17,967	22%	$83,054	$14,494	21%	$68,560

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

(3)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
(dollar amounts in millions)
	Interest Income / Expense			Average Rate (2)
Fully-taxable equivalent basis (1)	2017	2016	2015	2017	2016	2015
Assets
Interest-bearing deposits in banks	$2	$—	$—	1.56%	0.44%	0.10%
Securities:
Trading account securities	—	—	—	0.18	0.42	1.06
Available-for-sale and other securities:
Taxable	303	222	202	2.43	2.39	2.53
Tax-exempt	118	91	65	3.71	3.35	3.11
Total available-for-sale and other securities	421	313	267	2.69	2.61	2.65
Held-to-maturity securities—taxable	193	138	87	2.38	2.43	2.47
Total securities	614	451	354	2.57	2.54	2.60
Loans held for sale	21	35	24	3.75	3.27	3.64
Loans and leases: (2)
Commercial:
Commercial and industrial	1,142	879	700	4.12	3.71	3.55
Commercial real estate:
Construction	52	40	37	4.36	3.72	3.63
Commercial	240	176	147	4.00	3.57	3.48
Commercial real estate	292	216	184	4.06	3.60	3.51
Total commercial	1,434	1,095	884	4.11	3.69	3.54
Consumer:
Automobile loans and leases	412	351	282	3.58	3.32	3.22
Home equity	463	381	340	4.63	4.21	4.01
Residential mortgage	301	244	221	3.65	3.63	3.71
RV and marine finance	118	39	—	5.46	5.67	—
Other consumer	118	79	42	11.53	10.62	8.71
Total consumer	1,412	1,094	885	4.28	3.94	3.74
Total loans and leases	2,846	2,189	1,769	4.19	3.81	3.64
Total earning assets	$3,483	$2,675	$2,147	3.77%	3.50%	3.41%
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits—interest-bearing	38	11	4	0.21	0.10	0.07
Total demand deposits	38	11	4	0.10	0.04	0.02
Money market deposits	66	46	43	0.33	0.24	0.22
Savings and other domestic deposits	24	15	7	0.21	0.19	0.14
Core certificates of deposit	13	13	21	0.60	0.56	0.79
Total core deposits	141	85	75	0.27	0.21	0.22
Other domestic time deposits of $250,000 or more	2	2	1	0.52	0.40	0.42
Brokered time deposits and negotiable CDs	37	15	5	1.00	0.43	0.17
Deposits in foreign offices	—	—	1	—	0.13	0.13
Total deposits	180	102	82	0.33	0.23	0.22
Short-term borrowings	25	5	2	0.86	0.34	0.12
Long-term debt	226	156	80	2.56	1.93	1.43
Total interest-bearing liabilities	431	263	164	0.64	0.48	0.37
Net interest income	$3,052	$2,412	$1,983

Net interest rate spread				3.13	3.02	3.04
Impact of noninterest-bearing funds on margin				0.17	0.14	0.11
Net interest margin				3.30%	3.16%	3.15%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

(3)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

2017 versus 2016
Fully-taxable equivalent (FTE) net interest income for 2017 increased $640 million, or 27%, from 2016. This reflected the impact of 21% average earning asset growth, a 14 basis point increase in the NIM to 3.30%, partially offset by 24% average interest-bearing liability growth. Average earning asset growth included a $10.4 billion, or 18%, increase in average loans and leases and a $6.1 billion, or 34%, increase in average securities. The NIM expansion reflected a 27 basis point positive impact from the mix and yield on earning assets and a 3 basis point increase in the benefit from noninterest-bearing funding, partially offset by a 16 basis point increase in funding costs.
Average earning assets for 2017 increased $16.1 billion, or 21%, from the prior year, primarily reflecting the full year impact of the FirstMerit acquisition. Average loans and leases increased $10.4 billion, or 18%, including a $4.1 billion, or 17%, increase in average C&I loans and leases primarily driven by an increase in commercial middle market and specialty banking, a $1.5 billion, or 23%, increase in residential mortgage loans reflecting the benefit of the ongoing expansion of the home lending business, a $1.5 billion or 211%, increase in RV and marine finance loans reflecting the success of the well-managed expansion of the acquired business into 17 new states over the past year and a $1.0 billion, or 9%, increase in automobile loans reflecting continued strength in new and used automobile originations across our 23-state auto finance lending footprint. Average securities increased $6.1 billion, or 34%, which included $2.9 billion of direct purchase municipal instruments in our commercial banking segment, up from $2.1 billion in the year-ago period.
Average total deposits for 2017 increased $13.5 billion, or 21%, from the prior year, while average total core deposits increased $13.5 billion, or 23%, including a $9.2 billion, or 31%, increase in average demand deposits and a $3.7 billion, or 47%, increase in average savings and other domestic deposits. Average total interest-bearing liabilities increased $13.0 billion, or 24%, from the prior year. These increases primarily reflect the full year impact of the FirstMerit acquisition. Average long-term borrowings increased $0.8 billion, or 10%, reflecting the issuance of $1.7 billion and maturity of $0.8 billion of senior debt during 2017.
2016 versus 2015
Fully-taxable equivalent net interest income for 2016 increased $429 million, or 22%, from 2015. This reflected the impact of 21% earning asset growth, a 1 basis point increase in the NIM to 3.16%, partially offset by 22% interest-bearing liability growth. Average earning asset growth included $4.1 billion, or 30%, increase in average securities, a $4.0 billion, or 20% increase in average C&I loans and leases, and a $1.8 billion, or 20% increase in average automobile loans. The NIM expansion reflected a 9 basis point positive impact from the mix and yield on earning assets and a 3 basis point increase in the benefit from noninterest-bearing funding, partially offset by an 11 basis point increase in funding costs.
Average earning assets for 2016 increased $13.3 billion, or 21%, from the prior year, primarily reflecting the impact of the FirstMerit acquisition, as well as the reinvestment of cash flows and additional investment in LCR Level 1 qualifying securities. Average securities increased $4.1 billion, or 30%, which included $2.1 billion of direct purchase municipal instruments in our commercial banking segment, up from $1.7 billion in the year-ago period. Average C&I loans and leases increased $4.0 billion, or 20%, which reflected organic growth in equipment finance leases, automobile dealer floorplan lending, and corporate banking. Average automobile loans increased $1.8 billion, or 20% reflecting continued strength in new and used automobile originations, while maintaining our underwriting consistency and discipline. The increase was partially offset by the $1.5 billion auto loan securitization during the 2016 fourth quarter.
Average noninterest-bearing demand deposits increased $2.7 billion, or 17%, from the prior year, while average total interest-bearing liabilities increased $9.8 billion, or 22%. Average interest-bearing demand deposits increased $4.4 billion, or 67%. Savings and other domestic deposits increased $2.8 billion, or 53%, reflecting continued banker focus across all segments on obtaining our customers' full deposit relationship. Average long-term debt increased $2.4 billion, or 44%, reflecting the issuance of $2.0 billion of senior debt during 2016, as well as $0.5 billion of subordinate debt assumed during the FirstMerit acquisition.
Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses in 2017 was $201 million, up $10 million, or 5%, from 2016. The increase in provision expense over the prior year was primarily the result of loan growth.
The provision for credit losses in 2016 was $191 million, up $91 million, or 91%, from 2015. The higher provision expense was due to several factors, including the migration of the acquired loan portfolio to the originated portfolio, which requires a reserve build, portfolio growth and continued transitioning of the FirstMerit portfolio to our reserve methodology. NCOs represented 19 basis points of average loans and leases, consistent with 2015, and below our long-term target of 35 to 55 basis points.

Noninterest Income
The following table reflects noninterest income for the past three years:

Table 6 - Noninterest Income
	Year Ended December 31,
(dollar amounts in millions)		Change from 2016			Change from 2015
	2017	Amount	Percent	2016	Amount	Percent	2015
Service charges on deposit accounts	$353	$29	9%	$324	$44	16%	$280
Cards and payment processing income	206	37	22	169	26	18	143
Trust and investment management services	156	33	27	123	7	6	116
Mortgage banking income	131	3	2	128	16	14	112
Insurance income	81	(3)	(4)	84	3	4	81
Capital markets fees	76	16	27	60	6	11	54
Bank owned life insurance income	67	9	16	58	6	12	52
Gain on sale of loans	56	9	19	47	14	42	33
Securities gains (losses)	(4)	(4)	(100)	—	(1)	(100)	1
Other income	185	28	18	157	(10)	(6)	167
Total noninterest income	$1,307	$157	14%	$1,150	$111	11%	$1,039
2017 versus 2016
Noninterest income for 2017 increased $157 million, or 14%, from the prior year, reflecting the full year impact of the FirstMerit acquisition. Card and payment processing income increased $37 million, or 22%, due to higher credit and debit card related income and underlying customer growth. Trust and investment management services increased $33 million, or 27%, and service charges on deposit accounts increased $29 million, or 9%, reflecting market growth and ongoing customer acquisition. Other income increased $28 million, or 18%, primarily reflecting increases in servicing income, mezzanine lending, loan syndication fees and commitment fees. Capital markets fees increased $16 million, or 27%, reflecting our ongoing strategic focus on expanding the business. Bank owned life insurance increased $9 million, or 16%. Gain on sale of loans increased $9 million, or 19%, as a result of continued expansion of our SBA lending business during 2017 which more than offset gains in the prior year from our balance sheet optimization strategy and the auto securitization completed in the 2016 fourth quarter. These increases were partially offset by a $4 million decline in securities gains and a $3 million decline in insurance income.
2016 versus 2015
Noninterest income for 2016 increased $111 million, or 11%, from the prior year, reflecting the impact of the FirstMerit acquisition. Service charges on deposit accounts increased $44 million, or 16%, reflecting the benefit of continued new customer acquisition. Card and payment processing income increased $26 million, or 18%, due to higher credit and debit card related income and underlying customer growth. Mortgage banking income increased $16 million, or 15%, reflecting a 24% increase in mortgage origination volume. Gain on sale of loans increased $14 million, or 43%, reflecting an increase of $6 million in SBA loan sales gains. In addition, there was a $7 million gain on non-relationship C&I and CRE loan sales, which was related to the balance sheet optimization strategy completed in the 2016 fourth quarter.

Noninterest Expense
(This section should be read in conjunction with Significant Items section.)

The following table reflects noninterest expense for the past three years:

Table 7 - Noninterest Expense
	Year Ended December 31,
(dollar amounts in millions)		Change from 2016			Change from 2015
	2017	Amount	Percent	2016	Amount	Percent	2015
Personnel costs	$1,524	$175	13%	$1,349	$227	20%	$1,122
Outside data processing and other services	313	8	3	305	74	32	231
Net occupancy	212	59	39	153	31	25	122
Equipment	171	6	4	165	40	32	125
Deposit and other insurance expense	78	24	44	54	9	20	45
Professional services	69	(36)	(34)	105	55	110	50
Marketing	60	(3)	(5)	63	11	21	52
Amortization of intangibles	56	26	87	30	2	7	28
Other expense	231	47	26	184	(17)	(8)	201
Total noninterest expense	$2,714	$306	13%	$2,408	$432	22%	$1,976
Number of employees (average full-time equivalent)	15,770	1,912	14%	13,858	1,615	13%	12,243

Impact of Significant Items:
	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Personnel costs	$42	$76	$5
Outside data processing and other services	24	46	4
Net occupancy	52	15	5
Equipment	16	25	—
Professional services	10	58	5
Marketing	1	5	—
Other expense	9	14	39
Total impact of significant items on noninterest expense	$154	$239	$58

Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):
	Year Ended December 31,
		Change from 2016			Change from 2015
(dollar amounts in millions)	2017	Amount	Percent	2016	Amount	Percent	2015
Personnel costs	$1,482	$209	16%	$1,273	$156	14%	$1,117
Outside data processing and other services	289	30	12	259	32	14	227
Net occupancy	160	22	16	138	21	18	117
Equipment	155	15	11	140	15	12	125
Deposit and other insurance expense	78	24	44	54	9	20	45
Professional services	59	12	26	47	2	4	45
Marketing	59	1	2	58	6	12	52
Amortization of intangibles	56	26	87	30	2	7	28
Other expense	222	52	31	170	8	5	162
Total adjusted noninterest expense (Non-GAAP)	$2,560	$391	18%	$2,169	$251	13%	$1,918

2017 versus 2016
Reported noninterest expense for 2017 increased $306 million, or 13%, from the prior year, reflecting the full year impact of the First Merit acquisition. Personnel costs increased $175 million, or 13%, primarily reflecting the full year impact of the addition of colleagues from FirstMerit. Net occupancy expense increased $59 million, or 39%, primarily reflecting $52 million of acquisition-related expense. Other expense increased $47 million, or 26%, reflecting the full impact of FirstMerit. Amortization of intangibles increased $26 million, or 87%, reflecting the full year impact of amortizing FirstMerit related intangibles. Deposit and other insurance expense increased $24 million, or 44%, reflecting the increase in the assessment base. Partially offsetting these increases, professional services decreased $36 million, or 34% reflecting a reduction in legal and consultation fees partially attributable to acquisition-related expense.
2016 versus 2015
Reported noninterest expense for 2016 increased $432 million, or 22%, from the prior year. Personnel costs increased $227 million, or 20%, reflecting an increase in the number of average full-time equivalent employees largely related to the in-store branch expansion and the addition of colleagues from FirstMerit. Outside data processing and other services increased $74 million, or 32%, reflecting $46 million of acquisition-related expense and ongoing technology investments. Professional services increased $55 million, or 110%, reflecting $58 million of acquisition-related expense. Equipment expense increased $40 million, or 32%, reflecting $25 million of acquisition-related expense. Net occupancy expense increased $31 million, or 25%, reflecting $15 million of acquisition-related expense. Partially offsetting these increases, other expense decreased $17 million, or 8% reflecting a $42 million reduction to litigation reserves which was predominately offset by a $40 million contribution in the 2016 fourth quarter to achieve the philanthropic plans related to FirstMerit.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 and Note 17 of the Notes to Consolidated Financial Statements.)
2017 versus 2016
The provision for income taxes was $208 million for 2017 and 2016. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. 2017 also includes a $123 million tax benefit related to the federal tax reform enacted on December 22, 2017, which is primarily attributed to the revaluation of net deferred tax liabilities at the lower statutory federal income tax rate. As of December 31, 2017 and 2016 there was no valuation allowance on federal deferred taxes. In 2017 and 2016 there was essentially no change recorded in the provision for state income taxes, net of federal, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized. At December 31, 2017, we had a net federal deferred tax liability of $57 million and a net state deferred tax asset of $25 million.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. While the statute of limitations remains open for tax years 2012 through 2016, the IRS has advised that tax years 2012 through 2014 will not be audited, and plans to begin the examination of the 2015 federal income tax return during the 2018 first quarter. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin and Illinois.
2016 versus 2015
The provision for income taxes was $208 million for 2016 compared with a provision for income taxes of $221 million in 2015. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. As of December 31, 2016, there was no valuation allowance on federal deferred taxes. In 2015, a $69 million reduction in the 2015 provision for federal income taxes was recorded for the portion of federal capital loss carryforward deferred tax assets that are more likely than not to be realized. In 2016 and 2015, there was essentially no change recorded in the provision for state income taxes, net of federal taxes, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized.
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

•
The Risk Oversight Committee (ROC) assists the board of directors in overseeing management of material risks, the approval and monitoring of the Company’s capital position and plan supporting our overall aggregate moderate-to-low risk profile, the risk governance structure, compliance with applicable laws and regulations, and determining adherence to the board’s stated risk appetite. The committee has oversight responsibility with respect to the full range of inherent risks: market, credit, liquidity, legal, compliance/regulatory, operational, strategic, and reputational. This committee also oversees our capital management and planning process, ensures that the amount and quality of capital are adequate in relation to expected and unexpected risks, and that our capital levels exceed “well-capitalized” requirements.

•
The Technology Committee assists the board of directors in fulfilling its oversight responsibilities with respect to all technology, cyber security, and third-party risk management strategies and plans. The committee is charged with evaluating Huntington’s capability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. The committee provides oversight of technology investments and plans to drive efficiency as well as to meet defined standards for risk, information security, and redundancy. The Committee oversees the allocation of technology costs and ensures that they are understood by the board of directors. The Technology Committee monitors and evaluates innovation and technology trends that may affect the Company’s strategic plans, including monitoring of overall industry trends. The Technology Committee reviews and provides oversight of the Company’s continuity and disaster recovery planning and preparedness.

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
Loan and Lease Credit Exposure Mix
At December 31, 2017, our loans and leases totaled $70.1 billion, representing a $3.2 billion, or 5%, increase compared to $67.0 billion at December 31, 2016.
Total commercial loans and leases were $35.3 billion at December 31, 2017, and represented 51% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified by product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):
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
Total consumer loans and leases were $34.8 billion at December 31, 2017, and represented 49% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity lines-of-credit, and residential mortgages (see Consumer Credit discussion).
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 20% of the total exposure, with no individual state representing more than 5%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit converts to a 20-year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations. The underwriting for the floating rate lines of credit also incorporates a stress analysis for a rising interest rate.
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
RV and marine finance – RV and marine finance loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 34 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 60% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.
The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2017		2016		2015		2014		2013
Commercial:
Commercial and industrial	$28,107	40%	$28,059	42%	$20,560	41%	$19,033	40%	$17,594	41%
Commercial real estate:
Construction	1,217	2	1,446	2	1,031	2	875	2	557	1
Commercial	6,008	9	5,855	9	4,237	8	4,322	9	4,293	10
Commercial real estate	7,225	11	7,301	11	5,268	10	5,197	11	4,850	11
Total commercial	35,332	51	35,360	53	25,828	51	24,230	51	22,444	52
Consumer:
Automobile	12,100	17	10,969	16	9,481	19	8,690	18	6,639	15
Home equity	10,099	14	10,106	15	8,471	17	8,491	18	8,336	19
Residential mortgage	9,026	13	7,725	12	5,998	12	5,831	12	5,321	12
RV and marine finance	2,438	3	1,846	3	—	—	—	—	—	—
Other consumer	1,122	2	956	1	563	1	414	1	380	2
Total consumer	34,785	49	31,602	47	24,513	49	23,426	49	20,676	48
Total loans and leases	$70,117	100%	$66,962	100%	$50,341	100%	$47,656	100%	$43,120	100%

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
The table below provides our total loan and lease portfolio segregated by industry type. The changes in industry composition from December 31, 2016 are consistent with the portfolio growth metrics.

Table 9 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)	December 31, 2017		December 31, 2016
Commercial loans and leases:
Real estate and rental and leasing	$7,378	11%	$7,545	11%
Retail trade (1)	4,886	7	4,758	7
Manufacturing	4,791	7	4,937	7
Finance and insurance	3,044	4	2,010	3
Health care and social assistance	2,664	4	2,729	4
Wholesale trade	2,291	3	2,071	3
Accommodation and food services	1,617	2	1,678	3
Other services	1,296	2	1,223	2
Professional, scientific, and technical services	1,257	2	1,264	2
Transportation and warehousing	1,243	2	1,366	2
Construction	976	1	875	1
Mining, quarrying, and oil and gas extraction	694	1	668	1
Arts, entertainment, and recreation	593	1	556	1
Admin./Support/Waste Mgmt. and Remediation Services	561	1	429	1
Educational services	504	1	501	1
Information	467	1	473	1
Utilities	389	1	470	1
Public administration	255	—	272	—
Agriculture, forestry, fishing and hunting	172	—	151	—
Unclassified/Other	163	—	1,288	2
Management of companies and enterprises	91	—	96	—
Total commercial loans and leases by industry category	35,332	51%	35,360	53%
Automobile	12,100	17	10,969	16
Home Equity	10,099	14	10,106	15
Residential mortgage	9,026	13	7,725	12
RV and marine finance	2,438	3	1,846	3
Other consumer loans	1,122	2	956	1
Total loans and leases	$70,117	100%	$66,962	100%

(1)	Amounts include $3.2 billion of auto dealer services loans at both December 31, 2017 and December 31, 2016.
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. We utilize centralized preview and loan approval committees, led by our credit officers. The risk rating (see next paragraph), size, and complexity of the credit determines the threshold for approval. For loans not requiring loan committee approval, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities in which we operate. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.
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
The C&I portfolio continues to have solid origination activity while we maintain a focus on high quality originations. Problem loans had trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD department. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
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
Huntington underwrites all residential mortgage applications centrally, with a focus on higher quality borrowers. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options and have incorporated regulatory requirements and guidance into our underwriting process. Residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.
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
Credit quality performance in 2017 reflected continued overall positive results with stable levels of delinquencies and a 19% decline in NPAs from the prior year. Total NCOs were $159 million or 0.23% of average total loans and leases, an increase from $109 million or 0.19% in the prior year. This was driven by an increase in losses in the Consumer portfolio, as expected based on portfolio growth. The ALLL to total loans and leases ratio increased by 4 basis points to 0.99% while the ACL to total loans and leases ratio increased by 1 basis point to 1.11%, reflecting the impact of the FirstMerit acquisition as acquired loans are recorded at fair value with no associated ALLL on the date of acquisition.
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
C&I and CRE loans (except for purchased credit impaired loans) are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $190 million of CRE and C&I-related NALs at December 31, 2017, $108 million, or 57%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are charged-off at 120-days past due.
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
The table reflects period-end NALs and NPAs detail for each of the last five years:

Table 10 - Nonaccrual Loans and Leases and Nonperforming Assets
	December 31,
(dollar amounts in millions)	2017	2016	2015	2014	2013
Nonaccrual loans and leases (NALs):
Commercial and industrial	$161	$234	$175	$72	$57
Commercial real estate	29	20	29	48	73
Automobile	6	6	7	5	6
Residential mortgage	84	91	95	96	120
RV and marine finance	1	—	—	—	—
Home equity	68	72	66	79	66
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	349	423	372	300	322
Other real estate, net:
Residential	24	31	24	29	23
Commercial	9	20	3	6	4
Total other real estate, net	33	51	27	35	27
Other NPAs (1)	7	7	—	3	3
Total nonperforming assets	$389	$481	$399	$338	$352

Nonaccrual loans and leases as a % of total loans and leases	0.50%	0.63%	0.74%	0.63%	0.75%
NPA ratio (2)	0.55	0.72	0.79	0.71	0.82

(1)	Other nonperforming assets represent an investment security backed by a municipal bond for all periods presented.

(2)	Nonperforming assets divided by the sum of loans and leases, net other real estate owned, and other NPAs.
2017 versus 2016
Total NPAs decreased by $92 million, or 19%, compared with December 31, 2016 primarily as a result of a $73 million, or 31%, decline in C&I NALs and a $18 million, or 35%, decline in OREO. The C&I decline was a result of payoffs and return to accrual of large relationships that were identified as NAL in the fourth quarter of 2016. The OREO decline was a result of reductions in both Commercial and Residential OREO properties.
The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 11 - Accruing Past Due Loans and Leases
	December 31,
(dollar amounts in millions)	2017	2016	2015	2014	2013
Accruing loans and leases past due 90 days or more:
Commercial and industrial (1)	$9	$18	$9	$5	$15
Commercial real estate (2)	3	17	10	19	39
Automobile	7	10	7	5	5
Residential mortgage (excluding loans guaranteed by the U.S. Government)	21	15	14	33	2
RV and marine finance	1	1	—	—	—
Home equity	18	12	9	12	14
Other consumer	5	4	1	1	1
Total, excl. loans guaranteed by the U.S. Government	64	77	50	75	76
Add: loans guaranteed by U.S. Government	51	52	56	55	88
Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. Government	$115	$129	$106	$130	$164
Ratios:
Excluding loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.09%	0.12%	0.10%	0.16%	0.18%
Guaranteed by U.S. Government, as a percent of total loans and leases	0.07	0.08	0.11	0.12	0.20
Including loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.16	0.19	0.21	0.27	0.38

(1)	Amounts include Huntington Technology Finance administrative lease delinquencies and accruing purchase impaired loans related to acquisitions.

(2)	Amounts include accruing purchase impaired loans related to acquisitions.
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccruing TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Acquired, non-purchased credit impaired loans are only considered for TDR reporting for modifications made subsequent to acquisition. Over the past five quarters, the accruing component of the total TDR balance has been between 80% and 84% indicating there is no identified credit loss and the borrowers continue to make their monthly payments. In fact, over 75% of the $489 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 12) are current on their required payments. There is very limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.

The following table presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 12 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in millions)	December 31,
	2017	2016	2015	2014	2013
TDRs—accruing:
Commercial and industrial	$300	$210	$236	$117	$84
Commercial real estate	78	77	115	177	205
Automobile	30	26	25	26	31
Home equity	265	270	199	252	188
Residential mortgage	224	243	265	265	305
RV and marine finance	1	—	—	—	—
Other consumer	8	4	4	4	1
Total TDRs—accruing	906	830	844	841	814
TDRs—nonaccruing:
Commercial and industrial	82	107	57	21	7
Commercial real estate	15	5	17	25	24
Automobile	4	5	6	5	6
Home equity	28	28	21	27	21
Residential mortgage	55	59	72	69	83
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	184	204	173	147	141
Total TDRs	$1,090	$1,034	$1,017	$988	$955
Our strategy is to structure TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically an individualized approach to repayment is established. In accordance with GAAP, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new or amended debt instrument, it is included as a new TDR and a restructured TDR removal during the period.
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
ACL
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (see Note 1 of the Notes to Consolidated Financial Statements).
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

The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 13 - Summary of Allowance for Credit Losses
(dollar amounts in millions)	Year Ended December 31,
	2017	2016	2015	2014	2013
ALLL, beginning of year	$638	$598	$605	$648	$769
Loan and lease charge-offs
Commercial:
Commercial and industrial	(68)	(77)	(80)	(77)	(46)
Commercial real estate:
Construction	2	(2)	(2)	(6)	(10)
Commercial	(6)	(14)	(16)	(19)	(61)
Commercial real estate	(4)	(16)	(18)	(25)	(71)
Total commercial	(72)	(93)	(98)	(102)	(117)
Consumer:
Automobile	(64)	(50)	(36)	(30)	(24)
Home equity	(20)	(26)	(36)	(54)	(98)
Residential mortgage	(11)	(11)	(16)	(26)	(34)
RV and marine finance	(13)	(3)	—	—	—
Other consumer	(72)	(44)	(32)	(35)	(34)
Total consumer	(180)	(134)	(120)	(145)	(190)
Total charge-offs	(252)	(227)	(218)	(247)	(307)
Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	26	32	52	45	30
Commercial real estate:
Construction	3	4	3	4	3
Commercial	12	38	31	30	42
Total commercial real estate	15	42	34	34	45
Total commercial	41	74	86	79	75
Consumer:
Automobile	22	18	16	13	13
Home equity	15	17	16	18	16
Residential mortgage	5	5	6	6	7
RV and marine finance	3	—	—	—	—
Other consumer	7	4	6	6	7
Total consumer	52	44	44	43	43
Total recoveries	93	118	130	122	118
Net loan and lease charge-offs	(159)	(109)	(88)	(125)	(189)
Provision for loan and lease losses	212	169	89	83	68
Allowance for assets sold and securitized or transferred to loans held for sale	—	(20)	(8)	(1)	—
ALLL, end of year	691	638	598	605	648
AULC, beginning of year	98	72	61	63	41
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	(11)	22	11	(2)	22
AULC recorded at acquisition	—	4	—	—	—
AULC, end of year	87	98	72	61	63
ACL, end of year	$778	$736	$670	$666	$711

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 14 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in millions)	December 31,
	2017		2016		2015		2014		2013
ACL
Commercial
Commercial and industrial	$377	40%	$356	42%	$299	41%	$287	40%	$266	41%
Commercial real estate	105	11	95	11	100	10	103	11	162	11
Total commercial	482	51	451	53	399	51	390	51	428	52
Consumer
Automobile	53	17	48	16	50	19	33	18	31	15
Home equity	60	14	65	15	84	17	96	18	111	19
Residential mortgage	21	13	33	12	42	12	47	12	40	12
RV and marine finance	15	3	5	3	—	—	—	—	—	—
Other consumer	60	2	36	1	23	1	39	1	38	2
Total consumer	209	49	187	47	199	49	215	49	220	48
Total ALLL	691	100%	638	100%	598	100%	605	100%	648	100%
AULC	87		98		72		61		63
Total ACL	$778		$736		$670		$666		$711
Total ALLL as % of:
Total loans and leases		0.99%		0.95%		1.19%		1.27%		1.50%
Nonaccrual loans and leases		198		151		161		202		201
NPAs		178		133		150		179		184
Total ACL as % of:
Total loans and leases		1.11%		1.10%		1.33%		1.40%		1.65%
Nonaccrual loans and leases		223		174		180		222		221
NPAs		200		153		168		197		202

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2017 versus 2016
At December 31, 2017, the ALLL was $691 million or 0.99% of total loans and leases, compared to $638 million or 0.95% at December 31, 2016. The $53 million, or 8%, increase in the ALLL relates to a slight increase in Criticized/Classified loans in the Commercial portfolio coupled with the accounting treatment of the acquired portfolio, as well as increasing reserve levels related to growth and seasoning of the Other Consumer portfolio.
The ACL to total loans increased to 1.11% at December 31, 2017, compared to 1.10% at December 31, 2016. We believe the ratio is appropriate given the risk profile of our loan portfolio. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans. Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.
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

The following table reflects NCO detail for each of the last five years:

Table 15 - Net Loan and Lease Charge-offs
(dollar amounts in millions)	Year Ended December 31,
	2017	2016	2015	2014	2013
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$42	$45	$28	$32	$16
Commercial real estate:
Construction	(5)	(2)	(1)	2	7
Commercial	(6)	(24)	(15)	(11)	19
Commercial real estate	(11)	(26)	(16)	(9)	26
Total commercial	31	19	12	23	42
Consumer:
Automobile	42	32	20	17	11
Home equity	5	9	20	37	82
Residential mortgage	6	6	10	20	27
RV and marine finance	10	2	—	—	—
Other consumer	65	41	26	28	27
Total consumer	128	90	76	102	147
Total net charge-offs	$159	$109	$88	$125	$189

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.15%	0.19%	0.14%	0.18%	0.10%
Commercial real estate:
Construction	(0.36)	(0.19)	(0.08)	0.16	1.10
Commercial	(0.10)	(0.49)	(0.37)	(0.25)	0.42
Commercial real estate	(0.15)	(0.44)	(0.32)	(0.19)	0.49
Total commercial	0.09	0.06	0.05	0.10	0.19
Consumer:
Automobile	0.36	0.30	0.23	0.23	0.19
Home equity	0.05	0.10	0.23	0.44	0.99
Residential mortgage	0.08	0.09	0.17	0.35	0.52
RV and marine finance	0.48	0.33	—	—	—
Other consumer	6.36	5.53	5.44	6.99	6.30
Total consumer	0.39	0.32	0.32	0.46	0.75
Net charge-offs as a % of average loans	0.23%	0.19%	0.18%	0.27%	0.45%
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
2017 versus 2016
NCOs increased $50 million, or 46%, in 2017. The increase was a function of expected higher losses in the Other Consumer portfolio and lower CRE recoveries. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a period-to-period comparison basis.

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
Interest Rate Risk
We actively manage interest rate risk, as changes in market interest rates may have a significant impact on reported earnings. Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, as well as the establishment of risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for measuring and the management of interest rate risk resides in the treasury group.
Interest rate risk on our balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for us. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates. The interest rate risk position is measured and monitored using risk management tools, including earnings simulation modeling and EVE sensitivity analysis, which capture both short-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of our short-term and long-term interest rate risks.
Interest rate risk measurement is calculated and reported to the ALCO monthly and ROC at least quarterly. The reported information includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.
We use two approaches to model interest rate risk: Net interest income at risk (NII at risk) and economic value of equity at risk modeling sensitivity analysis (EVE).
NII at risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are our best estimates based on studies conducted by the treasury group. The treasury group uses a data warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to continuously refine assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed regularly.
We also have longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. The ALCO uses EVE to study the impact of long-term cash flows on earnings and on capital. EVE involves discounting present values of all cash flows of on and off-balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our EVE. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow us to measure longer-term repricing and option risk in the balance sheet.

Table 16 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-2.0%	-4.0%
December 31, 2017	-0.6%	2.5%	4.8%
December 31, 2016	-1.0%	2.7%	5.6%

The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points.
Our NII at Risk is within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk shows that our balance sheet is asset sensitive at both December 31, 2017 and December 31, 2016.
As of December 31, 2017, we had $8.4 billion of notional value in receive-fixed cash flow swaps, which we use for asset and liability management purposes.

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-5.0%	-12.0%
December 31, 2017	-0.5%	1.9%	1.9%
December 31, 2016	-0.6%	0.9%	0.2%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many deposit costs reach zero percent.
We are within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE depicts a moderate level of long-term interest rate risk, which indicates the balance sheet is positioned for rising interest rates.
MSRs
(This section should be read in conjunction with Note 7 of Notes to the Consolidated Financial Statements.)
At December 31, 2017, we had a total of $202 million of capitalized MSRs representing the right to service $20.0 billion in mortgage loans. Of this $202 million, $11 million was recorded using the fair value method and $191 million was recorded using the amortization method.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed hedging strategies to reduce the risk of MSR fair value changes or impairment. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. We report changes in the MSR value net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value between reporting dates are recognized as an increase or a decrease in mortgage banking income.
MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, which may result in a lower probability of prepayments or impairment. MSR assets are included in servicing rights in the Consolidated Financial Statements.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at December 31, 2017. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $14.1 billion as of December 31, 2017. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress scenario. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
Available-for-sale and other securities portfolio
(This section should be read in conjunction with Note 5 of the Notes to Consolidated Financial Statements.)
Our investment securities portfolio is evaluated under established asset/liability management objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
The composition and maturity of the portfolio is presented on the following two tables:

Table 18 - Available-for-sale and other securities Portfolio Summary at Fair Value
(dollar amounts in millions)	At December 31,
	2017	2016	2015
U.S. Treasury, Federal agency, and other agency securities	$10,413	$10,752	$4,643
Other	5,056	4,811	4,132
Total available-for-sale and other securities	$15,469	$15,563	$8,775
Duration in years (1)	4.9	4.7	5.2

(1)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 19 - Available-for-sale and other securities Portfolio Composition and Maturity
(dollar amounts in millions)	At December 31, 2017
	Amortized
	Cost	Fair Value	Yield (1)
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$5	$5	1.69%
After 1 year through 5 years	—	—	—
After 5 years through 10 years	—	—	—
After 10 years	—	—	—
Total U.S. Treasury	5	5	1.69
Federal agencies:
Residential CMO
1 year or less	—	—	—
After 1 year through 5 years	1	1	2.87
After 5 years through 10 years	90	89	2.77
After 10 years	6,570	6,394	2.24
Total Residential CMO	6,661	6,484	2.25
Residential MBS
1 year or less	—	—	—
After 1 year through 5 years	6	6	3.60
After 5 years through 10 years	7	8	3.74
After 10 years	1,358	1,353	2.84
Residential MBS	1,371	1,367	2.84
Commercial MBS:
1 year or less	—	—	—
After 1 year through 5 years	23	22	1.92
After 5 years through 10 years	151	148	2.46
After 10 years	2,365	2,317	2.41
Commercial MBS	2,539	2,487	2.41
Other agencies:
1 year or less	2	2	2.83
After 1 year through 5 years	9	9	2.73
After 5 years through 10 years	58	59	2.58
After 10 years	—	—	—
Total other agencies	69	70	2.60
Total U.S. Treasury, Federal agency, and other agency securities	10,645	10,413	2.36
Municipal securities:
1 year or less	103	103	4.62
After 1 year through 5 years	1,140	1,134	3.58
After 5 years through 10 years	1,709	1,704	3.85
After 10 years	940	937	4.24
Total municipal securities	3,892	3,878	3.89
Asset-backed securities:
1 year or less	—	—	—
After 1 year through 5 years	80	80	2.55
After 5 years through 10 years	53	54	3.78
After 10 years	349	333	2.93
Total asset-backed securities	482	467	2.96
Corporate debt:
1 year or less	—	—	—
After 1 year through 5 years	73	74	3.59
After 5 years through 10 years	20	21	3.42
After 10 years	13	14	3.39
Total corporate debt	106	109	3.53
Other:
1 year or less	1	1	2.62
After 1 year through 5 years	1	1	3.01
After 5 years through 10 years	—	—	N/A
After 10 years	—	—	N/A
Non-marketable equity securities (2)	581	581	3.69
Mutual funds	18	18	N/A
Marketable equity securities (3)	1	1	N/A
Total other	602	602	3.57
Total available-for-sale and other securities	$15,727	$15,469	2.81%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.

(2)
Consists of FHLB and FRB restricted stock holding carried at par. For 2017, the Federal Reserve reduced the dividend rate on FRB stock from 6% to 2.41%, the current 10-year Treasury rate for banks with more than $10 billion in assets.

(3)	Consists of certain mutual fund and equity security holdings.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At December 31, 2017, these core deposits funded 70% of total assets (105% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances and were $22 million and $23 million at December 31, 2017 and December 31, 2016, respectively.
The following tables reflect contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs as well as other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2017.

Table 20 - Maturity Schedule of time deposits, brokered deposits, and negotiable CDs
(dollar amounts in millions)	At December 31, 2017
	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$3,396	$137	$67	$—	$3,600
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$3,575	$198	$194	$186	$4,153
The following table reflects deposit composition detail for each of the last three years:

Table 21 - Deposit Composition
(dollar amounts in millions)	At December 31,
	2017		2016		2015
By Type:
Demand deposits—noninterest-bearing	$21,546	28%	$22,836	30%	$16,480	30%
Demand deposits—interest-bearing	18,001	23	15,676	21	7,682	14
Money market deposits	20,690	27	18,407	24	19,792	36
Savings and other domestic deposits	11,270	15	11,975	16	5,246	9
Core certificates of deposit	1,934	3	2,535	3	2,382	4
Total core deposits:	73,441	96	71,429	94	51,582	93
Other domestic deposits of $250,000 or more	239	—	395	1	501	1
Brokered deposits and negotiable CDs	3,361	4	3,784	5	2,944	5
Deposits in foreign offices	—	—	—	—	268	1
Total deposits	$77,041	100%	$75,608	100%	$55,295	100%
Total core deposits:
Commercial	$34,273	47%	$31,887	45%	$24,474	47%
Consumer	39,168	53	39,542	55	27,108	53
Total core deposits	$73,441	100%	$71,429	100%	$51,582	100%
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans pledged to the Federal Reserve Discount Window and the FHLB are $31.7 billion and $19.7 billion at December 31, 2017 and December 31, 2016, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization, or sale.  Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, and long-term debt. At December 31, 2017, total wholesale funding was $17.9 billion, an increase from $16.2 billion at December 31, 2016. The increase from prior year-end primarily relates to an increase in short-term borrowings and long-term debt, partially offset by a decrease in brokered time deposits and negotiable CDs, and domestic time deposits of $250,000 or more.

Liquidity Coverage Ratio
At December 31, 2017, we believe the Bank had sufficient liquidity to be in compliance with the LCR requirements and to meet its cash flow obligations for the foreseeable future.

Table 22 - Maturity Schedule of Commercial Loans
(dollar amounts in millions)	At December 31, 2017
	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$7,334	$15,829	$4,944	$28,107	80%
Commercial real estate—construction	500	682	35	1,217	3
Commercial real estate—commercial	1,407	3,693	908	6,008	17
Total	$9,241	$20,204	$5,887	$35,332	100%
Variable-interest rates	$8,013	$16,452	$3,186	$27,651	78%
Fixed-interest rates	1,228	3,752	2,701	7,681	22
Total	$9,241	$20,204	$5,887	$35,332	100%
Percent of total	26%	57%	17%	100%
At December 31, 2017, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $6.1 billion. There were no securities of a non-governmental single issuer that exceeded 10% of shareholders’ equity at December 31, 2017.
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
At December 31, 2017 and December 31, 2016, the parent company had $1.6 billion and $1.8 billion, respectively, in cash and cash equivalents.
On January 17, 2018, the board of directors declared a quarterly common stock cash dividend of $0.11 per common share. The dividend is payable on April 2, 2018, to shareholders of record on March 19, 2018. Based on the current quarterly dividend of $0.11 per common share, cash demands required for common stock dividends are estimated to be approximately $118 million per quarter. On January 17, 2018, the board of directors declared a quarterly Series A, Series, B, Series, C, and Series D Preferred Stock dividend payable on April 16, 2018 to shareholders of record on April 1, 2018. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $8 million per quarter. Cash demands required for Series B Preferred Stock are expected to be less than $1 million per quarter. Cash demands required for Series C Preferred Stock are expected to be approximately $2 million per quarter. Cash demands required for Series D Preferred Stock are expected to be approximately $9 million per quarter.
During 2017, the Bank returned capital totaling $426 million. Additionally, the Bank paid a preferred dividend of $45 million and common stock dividend of $254 million to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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
We believe that off-balance sheet arrangements are properly considered in our liquidity risk management process.

Table 23 - Contractual Obligations (1)
(dollar amounts in millions)	At December 31, 2017
	One Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$70,554	$—	$—	$—	$70,554
Certificates of deposit and other time deposits	4,016	1,314	962	195	6,487
Short-term borrowings	5,056	—	—	—	5,056
Long-term debt	2,688	3,016	2,798	833	9,335
Operating lease obligations	59	108	72	135	374
Purchase commitments	90	92	25	19	226

(1)	Amounts do not include associated interest payments.
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
To mitigate operational risks, we have a senior management Operational Risk Committee a senior management Legal, Regulatory, and Compliance Committee and a senior level Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a senior management Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and recommendations to the

Risk Management Committee. Potential concerns may be escalated to our ROC, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee.
The FirstMerit integration was inherently large and complex. Our objective for managing execution risk was to minimize impacts to daily operations. We established an Integration Management Office led by senior management. Responsibilities include central management, reporting, and escalation of key integration deliverables. In addition, a board level Integration Governance Committee was established to assist in the oversight of the integration of people, systems, and processes of FirstMerit with Huntington. The systems' conversion is now complete.
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

Table 24 - Capital Under Current Regulatory Standards (transitional Basel III basis) (Non-GAAP)
(dollar amounts in millions, except per share amounts)	At December 31,
	2017	2016
CET 1 risk-based capital ratio:
Total shareholders’ equity	$10,814	$10,308
Regulatory capital adjustments:
Shareholders’ preferred equity and related surplus	(1,076)	(1,076)
Accumulated other comprehensive loss (income) offset	528	401
Goodwill and other intangibles, net of taxes	(2,200)	(2,126)
Deferred tax assets that arise from tax loss and credit carryforwards	(25)	(21)
CET 1 capital	8,041	7,486
Additional tier 1 capital
Shareholders’ preferred equity	1,076	1,076
Other	(7)	(15)
Tier 1 capital	9,110	8,547
LTD and other tier 2 qualifying instruments	869	932
Qualifying allowance for loan and lease losses	778	736
Tier 2 capital	1,647	1,668
Total risk-based capital	$10,757	$10,215
Risk-weighted assets (RWA)	$80,340	$78,263
CET 1 risk-based capital ratio	10.01%	9.56%
Other regulatory capital data:
Tier 1 leverage ratio	9.09	8.70
Tier 1 risk-based capital ratio	11.34	10.92
Total risk-based capital ratio	13.39	13.05
Tangible common equity / RWA ratio	9.31	8.92

Table 25 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)	At December 31,
	2017	2016
Consolidated capital calculations:
Common shareholders’ equity	$9,743	$9,237
Preferred shareholders’ equity	1,071	1,071
Total shareholders’ equity	10,814	10,308
Goodwill	(1,993)	(1,993)
Other intangible assets	(346)	(402)
Other intangible asset deferred tax liability (1)	73	141
Total tangible equity	8,548	8,054
Preferred shareholders’ equity	(1,071)	(1,071)
Total tangible common equity	$7,477	$6,983
Total assets	$104,185	$99,714
Goodwill	(1,993)	(1,993)
Other intangible assets	(346)	(402)
Other intangible asset deferred tax liability (1)	73	141
Total tangible assets	$101,919	$97,460
Tangible equity / tangible asset ratio	8.39%	8.26%
Tangible common equity / tangible asset ratio	7.34	7.16

(1)	Other intangible assets are net of deferred tax liability.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past two years:

Table 26 - Regulatory Capital Data
		At December 31,
(dollar amounts in millions)		Basel III
		2017	2016
Total risk-weighted assets	Consolidated	$80,340	$78,263
	Bank	80,383	78,242
CET 1 risk-based capital	Consolidated	8,041	7,486
	Bank	8,856	8,153
Tier 1 risk-based capital	Consolidated	9,110	8,547
	Bank	9,727	9,086
Tier 2 risk-based capital	Consolidated	1,647	1,668
	Bank	1,790	1,732
Total risk-based capital	Consolidated	10,757	10,215
	Bank	11,517	10,818
Tier 1 leverage ratio	Consolidated	9.09%	8.70%
	Bank	9.70	9.29
CET 1 risk-based capital ratio	Consolidated	10.01	9.56
	Bank	11.02	10.42
Tier 1 risk-based capital ratio	Consolidated	11.34	10.92
	Bank	12.10	11.61
Total risk-based capital ratio	Consolidated	13.39	13.05
	Bank	14.33	13.83
At December 31, 2017, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
CET1 risk-based capital ratio was 10.01% at December 31, 2017, up from 9.56% at December 31, 2016. The regulatory Tier 1 risk-based capital ratio was 11.34% compared to 10.92% at December 31, 2016. All capital ratios were impacted by positive earnings including the one-time tax benefit (see Significant Items) which resulted in a favorable impact on the ratios, partially offset by loan growth and the repurchase of $260 million of common stock during 2017.
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
Shareholders’ equity totaled $10.8 billion at December 31, 2017, an increase of $0.5 billion when compared with December 31, 2016.
On June 28, 2017, Huntington was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted in the 2017 CCAR. These actions included a 38% increase in quarterly dividend per common share to $0.11, starting in the fourth quarter of 2017, the repurchase of up to $308 million of common stock over the next four quarters (July 1, 2017 through June 30, 2018), subject to authorization by the board of directors, and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities.
On July 19, 2017, the Board authorized the repurchase of up to $308 million of common stock over the four quarters through the 2018 second quarter. During 2017, Huntington purchased $260 million of common stock at an average cost of $13.38 per share. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.
DIVIDENDS
We consider disciplined capital management as a key objective, with dividends representing one component. Our current capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
SHARE REPURCHASES
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our annual capital plan. There were 19.4 million common shares repurchased during 2017.
BUSINESS SEGMENT DISCUSSION
Overview
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, and Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
We announced a change in our executive leadership team, which became effective at the end of 2017. As a result, Commercial Real Estate is now included as an operating unit in the Commercial Banking segment. During the 2017 second quarter, the previously reported Home Lending segment was included as an operating unit within the Consumer and Business Banking segment. Additionally, the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG during second quarter. Prior period results have been reclassified to conform to the current period presentation.
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
Funds Transfer Pricing (FTP)
We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). A new methodology for establishing FTP rates was adopted in 2017, therefore, prior period amounts have been restated to reflect the new methodology.
Net Income by Business Segment
Net income by business segment for the past three years is presented in the following table:

Table 27 - Net Income (Loss) by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Consumer and Business Banking	$346	$304	$211
Commercial Banking	439	320	270
Vehicle Finance	146	126	93
RBHPCG	84	67	37
Treasury / Other	171	(105)	82
Net income	$1,186	$712	$693

Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included. The net loss reported by the Treasury / Other function reflected a combination of factors including the impact of our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest expense includes $154 million of FirstMerit acquisition-related expense, $123 million of Federal tax reform-related tax benefit, certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Consumer and Business Banking

Table 28 - Key Performance Indicators for Consumer and Business Banking
	Year Ended December 31,		Change from 2016
(dollar amounts in millions unless otherwise noted)	2017	2016	Amount	Percent	2015
Net interest income	$1,555	$1,224	$331	27%	$995
Provision for credit losses	110	68	42	62	45
Noninterest income	735	650	85	13	566
Noninterest expense	1,647	1,338	309	23	1,192
Provision for income taxes	187	164	23	14	113
Net income	$346	$304	$42	14%	$211
Number of employees (average full-time equivalent)	8,616	7,466	1,150	15%	6,523
Total average assets	$25,620	$21,291	$4,329	20	$18,744
Total average loans/leases	20,708	17,835	2,873	16	16,103
Total average deposits	45,515	36,726	8,789	24	30,396
Net interest margin	3.51%	3.41%	0.10%	3	3.33%
NCOs	$104	$74	$30	41	$68
NCOs as a % of average loans and leases	0.50%	0.42%	0.08%	19%	0.43%
2017 versus 2016
Consumer and Business Banking, including Home Lending, reported net income of $346 million in 2017, an increase of $42 million, or 14%, compared to the prior year. Results reflect the full year impact of the FirstMerit acquisition. Segment net interest income increased $331 million, or 27%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $42 million, or 62%, driven by increased NCOs, as well as an increase in the allowance, primarily related to the other consumer loan and business banking portfolios. Noninterest income increased $85 million, or 13%, due to an increase in card and payment processing income and service charges on deposit accounts, which were driven by higher debit card-related transaction volumes and an increase in the number of households served. In addition, SBA loan sales gains contributed to improved noninterest income. Noninterest expense increased $309 million, or 23%, due to an increase in personnel and occupancy expense related to the full year impact from adding FirstMerit branches and colleagues. Higher processing costs related to transaction volumes, along with allocated expenses, also contributed to the increase in noninterest expense.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $15 million in 2017, a decrease of $8 million, or 35%, compared to the year-ago period. While total revenues increased $8 million, or 5%, largely due to higher residential loan balances, this increase was offset by an increase in noninterest expenses of $18 million, or 15%, as a result of higher personnel costs related to the FirstMerit acquisition and higher origination volume. Income from lower origination spreads offset income from higher origination volume.
2016 versus 2015
Consumer and Business Banking reported net income of $304 million in 2016, compared with a net income of $211 million in 2015. The $93 million increase included a $23 million, or 51%, increase in provision for credit losses, an $84 million, or 15%, increase noninterest income, and a $229 million, or 23%, increase in net interest income partially offset by a $51 million, or 45%, increase in provision for income taxes and a $146 million, or 12%, increase in noninterest expense.
Home Lending reported net income of $23 million in 2016, an increase of $27 million, compared to the year-ago period. The $27 million increase included an $8 million, or 14% increase in net interest income, a $6 million decrease in provision for credit losses, and a $4 million, or 5% increase in noninterest income. Total noninterest expense decreased $24 million, or 16%, and provision for income taxes increased by $15 million. Results were impacted by the FirstMerit acquisition.

Commercial Banking

Table 29 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2016
(dollar amounts in millions unless otherwise noted)	2017	2016	Amount	Percent	2015
Net interest income	$899	$725	$174	24%	$560
Provision for credit losses	28	79	(51)	(65)	16
Noninterest income	278	244	34	14	214
Noninterest expense	474	398	76	19	343
Provision for income taxes	236	172	64	37	145
Net income	$439	$320	$119	37%	$270
Number of employees (average full-time equivalent)	1,227	1,075	152	14%	896
Total average assets	$31,363	$26,899	$4,464	17	$21,652
Total average loans/leases	25,299	21,282	4,017	19	17,545
Total average deposits	21,116	17,355	3,761	22	15,273
Net interest margin	3.17%	2.98%	0.19%	6	2.85%
NCOs	$1	$2	$(1)	(50)	$(6)
NCOs as a % of average loans and leases	—%	0.01%	(0.01)%	(100)%	(0.03)%
2017 versus 2016
Commercial Banking reported net income of $439 million in 2017, an increase of $119 million, or 37%, compared with net income of $320 million in 2016. Results reflect the full year impact of the FirstMerit acquisition. Segment net interest income increased $174 million, or 24%, primarily due to an increase in both average loans and deposits combined with a 19 basis point increase in net interest margin. The provision for credit losses decreased $51 million, or 65%, driven by an improvement in energy related credits and a reduction in NCOs. Noninterest income increased $34 million, or 14%, largely driven by an increase in capital markets related revenues, equipment finance fee income net of a reduction in operating lease income and deposit service charges and other treasury management related income. Noninterest expense increased $76 million, or 19%, primarily due to an increase in personnel expense, allocated expenses, and amortization of intangibles, partially offset by a decrease in operating lease expense.
2016 versus 2015
Commercial Banking reported net income of $320 million in 2016, compared with net income of $270 million in 2015. The $50 million increase included a $165 million, or 29%, increase in net interest income, $30 million, or 14% increase in noninterest income, offset by a $55 million, or 16%, increase in noninterest expense and a $63 million, or 394%, increase in provision for credit losses.

Vehicle Finance

Table 30 - Key Performance Indicators for Vehicle Finance
	Year Ended December 31,		Change from 2016
(dollar amounts in millions unless otherwise noted)	2017	2016	Amount	Percent	2015
Net interest income	$424	$345	$79	23%	$262
Provision (reduction in allowance) for credit losses	63	47	16	34	39
Noninterest income	14	14	—	—	13
Noninterest expense	150	118	32	27	93
Provision for income taxes	79	68	11	16	50
Net income	$146	$126	$20	16%	$93
Number of employees (average full-time equivalent)	253	211	42	20%	174
Total average assets	$16,966	$14,369	$2,597	18	$11,367
Total average loans/leases	16,936	14,089	2,847	20	11,138
Total average deposits	310	275	35	13	238
Net interest margin	2.50%	2.40%	0.10%	4	2.31%
NCOs	$52	$34	$18	53	$20
NCOs as a % of average loans and leases	0.31%	0.24%	0.07%	29	0.18%

2017 versus 2016
Vehicle Finance reported net income of $146 million in 2017, an increase of $20 million, or 16%, compared with net income of $126 million in 2016. Results reflect the full year impact of the FirstMerit acquisition, partially offset by a higher provision for credit losses primarily reflecting the $18 million increase in NCOs compared to the prior year. Segment net interest income increased $79 million or 23%, due to both higher loan balances and a 10 basis point increase in the net interest margin reflecting the purchase accounting impact of the acquired loan portfolios. Noninterest income remained flat, while noninterest expense increased $32 million, or 27%, primarily due to an increase in personnel costs associated with retained FirstMerit colleagues and other allocated costs attributed to higher production and portfolio balance levels.
2016 versus 2015
Vehicle Finance reported net income of $126 million in 2016, compared with net income of $93 million in 2015. The $33 million increase included an $83 million, or 32%, increase in net interest income primarily due to a 26% increase in average loans and a 9 basis point increase in the net interest margin. This increase was partially offset by an $8 million, or 21%, increase in the provision for credit losses and an $18 million, or 36%, increase in the provision for income taxes.

Regional Banking and The Huntington Private Client Group

Table 31 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Year Ended December 31,		Change from 2016
(dollar amounts in millions unless otherwise noted)	2017	2016	Amount	Percent	2015
Net interest income	$184	$152	$32	21%	$125
Provision (reduction in allowance) for credit losses	—	(3)	3	100	—
Noninterest income	188	177	11	6	174
Noninterest expense	243	229	14	6	241
Provision for income taxes	45	36	9	25	21
Net income	$84	$67	$17	25%	$37
Number of employees (average full-time equivalent)	1,023	977	46	5%	1,019
Total average assets	$5,538	$4,637	$901	19	$4,187
Total average loans/leases	4,853	4,141	712	17	3,763
Total average deposits	5,882	5,274	608	12	4,671
Net interest margin	3.21%	2.91%	0.30%	10	2.66%
NCOs	$2	$(2)	$4	200	$5
NCOs as a % of average loans and leases	0.04%	(0.05)%	0.09%	180	0.13%
Total assets under management (in billions)—eop	$18.3	$16.9	$1.4	8	$16.3
Total trust assets (in billions)—eop	110.1	94.7	15.4	16	84.1
eop—End of Period.
2017 versus 2016
RBHPCG reported net income of $84 million in 2017, an increase of $17 million, or 25%, compared with a net income of $67 million in 2016. Results reflect the full year impact of the FirstMerit acquisition. Net interest income increased $32 million, or 21%, due to an increase in average total deposits and loans combined with a 30 basis point increase in net interest margin. The increase in average total loans was due to growth in commercial and portfolio mortgage loans, while the increase in average total deposits was due to growth in both interest checking accounts and balances. The provision for credit losses increased by $3 million, or 100%. Noninterest income increased $11 million, or 6%, primarily reflecting increased trust and investment management revenue as a result of an increase in trust assets and assets under management, largely from the FirstMerit acquisition. Noninterest expense increased $14 million, or 6%, as a result of increased personnel expenses and amortization of intangibles resulting from the FirstMerit acquisition.
2016 versus 2015
RBHPCG reported net income of $67 million in 2016, compared with a net income of $37 million in 2015. The $30 million increase included a $3 million, or 2%, increase in noninterest income, a $3 million decrease in the provision for credit losses, a $12 million, or 5% decrease in noninterest expense, partially offset by a $27 million, or 22%, increase in net interest income and a $15 million, or 71%, increase in provision for income taxes.

RESULTS FOR THE FOURTH QUARTER
Earnings Discussion
In the 2017 fourth quarter, we reported net income of $432 million, an increase of $193 million, or 81%, from the 2016 fourth quarter. Diluted earnings per common share for the 2017 fourth quarter were $0.37, an increase of $0.17 from the year-ago quarter.

Table 32 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in millions, except per share amounts)

Three Months Ended:	Amount	EPS (1)
December 31, 2017—Net income	$432
Earnings per share, after-tax		$0.37

Federal tax reform-related tax benefit	$—
Tax impact	123
Federal tax reform-related tax benefit, after-tax	$123	$0.11

	Amount	EPS (1)
December 31, 2016—Net income	$239
Earnings per share, after-tax		$0.20

Mergers and acquisitions	$(96)
Tax impact	33
Mergers and acquisitions, after-tax	$(63)	$(0.06)

Litigation reserves	$42
Tax impact	(15)
Litigation reserves, after-tax	$27	$0.02

(1)	Based on average outstanding diluted common shares.
Net Interest Income / Average Balance Sheet
Fully-taxable equivalent (FTE) net interest income for the 2017 fourth quarter increased $34 million, or 5%, from the 2016 fourth quarter. This reflected the benefit from the $2.5 billion, or 3%, increase in average earning assets partially coupled with a 5 basis point improvement in the FTE net interest margin (NIM) to 3.30%. Average earning asset growth included a $2.5 billion, or 4%, increase in average loans and leases and a $1.9 billion, or 8%, increase in average securities, partially offset by a $1.9 billion, or 76%, decrease in average loans held for sale related to the balance sheet optimization activities executed in the year-ago quarter. The NIM expansion reflected a 23 basis point increase in earning asset yields and a 7 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 25 basis point increase in funding costs. The cost of interest-bearing deposits increased 14 basis points from the year-ago quarter. FTE net interest income during the 2017 fourth quarter included $24 million, or approximately 10 basis points, of purchase accounting impact compared to $42 million, or approximately 18 basis points, in the year-ago quarter.

Table 33 - Average Earning Assets - 2017 Fourth Quarter vs. 2016 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2017	2016	Amount	Percent
Loans/Leases
Commercial and industrial	$27,445	$27,727	$(282)	(1)%
Commercial real estate	7,196	7,218	(22)	—
Total commercial	34,641	34,945	(304)	(1)
Automobile	11,963	10,866	1,097	10
Home equity	10,027	10,101	(74)	(1)
Residential mortgage	8,809	7,690	1,119	15
RV and marine finance	2,405	1,844	561	30
Other consumer	1,095	959	136	14
Total consumer	34,299	31,460	2,839	9
Total loans/leases	68,940	66,405	2,535	4
Total securities	24,309	22,441	1,868	8
Loans held-for-sale and other earning assets	688	2,617	(1,929)	(74)
Total earning assets	$93,937	$91,463	$2,474	3%
Average earning assets for the 2017 fourth quarter increased $2.5 billion, or 3%, from the year-ago quarter. Average securities increased $1.9 billion, or 8%, primarily reflecting the reinvestment of proceeds of the $1.5 billion auto loan securitization completed in the year-ago quarter. Average total loans and leases increased $2.5 billion, or 4%. Average residential mortgage loans increased $1.1 billion, or 15%, reflecting the benefit of the ongoing expansion of the home lending business. Average automobile loans increased $1.1 billion, or 10%, reflecting continued strength in new and used automobile originations across our 23-state auto finance lending footprint. Average RV and marine finance loans increased $0.6 billion, or 30%, reflecting the success of the well-managed expansion of the acquired business into 17 new states over the past year. Partially offsetting these increases, average loans held for sale and other earning assets decreased $1.9 billion, or 74%, reflecting the balance sheet optimization strategy executed in the year-ago quarter.

Table 34 - Average Interest-Bearing Liabilities - 2017 Fourth Quarter vs. 2016 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2017	2016	Amount	Percent
Deposits
Demand deposits: noninterest-bearing	$21,745	$23,250	$(1,505)	(6)%
Demand deposits: interest-bearing	18,175	15,294	2,881	19
Total demand deposits	39,920	38,544	1,376	4
Money market deposits	20,731	18,618	2,113	11
Savings and other domestic deposits	11,348	12,272	(924)	(8)
Core certificates of deposit	1,947	2,636	(689)	(26)
Total core deposits	73,946	72,070	1,876	3
Other domestic deposits of $250,000 or more	400	391	9	2
Brokered deposits and negotiable CDs	3,391	4,273	(882)	(21)
Deposits in foreign offices	—	152	(152)	(100)
Total deposits	77,737	76,886	851	1
Short-term borrowings	2,837	2,628	209	8
Long-term debt	9,232	8,594	638	7
Total interest-bearing liabilities	$68,061	$64,858	$3,203	5%
Average total deposits for the 2017 fourth quarter increased $0.9 billion, or 1%, from the year-ago quarter, while average total core deposits increased $1.9 billion, or 3%. Average total interest-bearing liabilities increased $3.2 billion, or 5%, from the year-ago quarter. Average money market deposits increased $2.1 billion, or 11%, reflecting certain specialty banking relationships with expected deposit fluctuations and continued deepening of consumer relationships. Average demand deposits increased $1.4 billion, or 4%, comprised of a $1.3 billion, or 5%, increase in average commercial demand deposits and a $0.1 billion, or 1%, increase in average consumer demand deposits. The growth in commercial demand deposits reflected growth within interest bearing demand deposits. Average long-term debt increased $0.6 billion, or 7%, reflecting the issuance of $1.7 billion and maturity of $1.2 billion of senior debt over the past five quarters. On the other hand, average savings deposits decreased $0.9 billion, or 8%, primarily reflecting the deposit and branch divestiture completed during the year-ago quarter and runoff in acquired FirstMerit deposits. Average brokered deposits and negotiable CDs decreased $0.9 billion, or 21%.
Provision for Credit Losses
The provision for credit losses decreased to $65 million in the 2017 fourth quarter compared to $75 million in the 2016 fourth quarter.

Noninterest Income

Table 35 - Noninterest Income - 2017 Fourth Quarter vs. 2016 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2017	2016	Amount	Percent
Service charges on deposit accounts	$91	$92	$(1)	(1)%
Cards and payment processing income	53	49	4	8
Trust and management investment services	41	39	2	5
Mortgage banking income	33	38	(5)	(13)
Insurance income	21	21	—	—
Capital markets fees	23	19	4	21
Bank owned life insurance income	18	17	1	6
Gain on sale of loans	17	25	(8)	(32)
Securities gains (losses)	(4)	(2)	(2)	(100)
Other income	47	36	11	31
Total noninterest income	$340	$334	$6	2%
Noninterest income for the 2017 fourth quarter increased $6 million, or 2%, from the year-ago quarter. Other income increased $11 million, or 31%, primarily reflecting a $10 million benefit related to elevated derivative ineffectiveness recognized in the year-ago quarter and a $5 million increase in servicing income. Gain on sale of loans decreased $8 million, or 32%, primarily reflecting the $11 million of gains related to the balance sheet optimization strategy completed in the 2016 fourth quarter. Mortgage banking income decreased $5 million, or 13%, primarily reflecting a $6 million decrease from net mortgage servicing rights (MSR) risk management-related activities.

Noninterest Expense

Table 36 - Noninterest Expense - 2017 Fourth Quarter vs. 2016 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2017	2016	Amount	Percent
Personnel costs	$373	$360	$13	4%
Outside data processing and other services	71	89	(18)	(20)
Net occupancy	36	49	(13)	(27)
Equipment	36	60	(24)	(40)
Deposit and other insurance expense	19	16	3	19
Professional services	18	23	(5)	(22)
Marketing	10	21	(11)	(52)
Amortization of intangibles	14	14	—	—
Other expense	56	49	7	14
Total noninterest expense	$633	$681	$(48)	(7)%
Number of employees (average full-time equivalent)	15,375	15,993	(618)	(4)%

Impacts of Significant Items:	Fourth Quarter
(dollar amounts in millions)	2017	2016
Personnel costs	$—	$(5)
Outside data processing and other services	—	15
Net occupancy	—	7
Equipment	—	20
Professional services	—	9
Marketing	—	4
Other expense	—	3
Total noninterest expense adjustments	$—	$53

Adjusted Noninterest Expense (Non-GAAP):
	Fourth Quarter		Change
(dollar amounts in millions)	2017	2016	Amount	Percent
Personnel costs	$373	$365	$8	2%
Outside data processing and other services	71	74	(3)	(4)
Net occupancy	36	42	(6)	(14)
Equipment	36	40	(4)	(10)
Deposit and other insurance expense	19	16	3	19
Professional services	18	14	4	29
Marketing	10	17	(7)	(41)
Amortization of intangibles	14	14	—	—
Other expense	56	46	10	22
Total adjusted noninterest expense (Non-GAAP)	$633	$628	$5	1%
Reported noninterest expense for the 2017 fourth quarter decreased $48 million, or 7%, from the year-ago quarter, primarily reflecting the impact of Significant Items in the year-ago quarter. Net occupancy costs decreased $13 million, or 27%, primarily reflecting $7 million of acquisition-related Significant Items in the 2016 fourth quarter and the benefit of branch and corporate office consolidations completed during the past year. Marketing decreased $11 million, or 52%, primarily reflecting elevated marketing activities in the year-ago quarter related to the FirstMerit acquisition and timing of marketing campaigns within the 2017 calendar year. Personnel costs increased $13 million, or 4%, reflecting annual merit increases, higher medical claims, and $5 million of acquisition-related expense reversals in the year ago quarter. Other expense increased $7 million, or 14%, primarily reflecting the $6 million benefit related to the extinguishment of trust preferred securities in the 2016 fourth quarter.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 and Note 17 of the Notes to Consolidated Financial Statements.)
The provision for income taxes in the 2017 fourth quarter was a $20 million benefit compared to $74 million expense in the 2016 fourth quarter. The effective tax rates for the 2017 fourth quarter and 2016 fourth quarter were (4.8%) and 23.6%

respectively. Included in the 2017 fourth quarter results is $123 million tax benefit related to the TCJA enacted on December 22, 2017, primarily attributed to the revaluation of net deferred tax liabilities at the lower statutory federal income tax rate. At December 31, 2017, we had a net federal deferred tax liability of $57 million and a net state deferred tax asset of $25 million.
Credit Quality
NCOs
Net charge-offs (NCOs) decreased $3 million, or 7%, to $41 million. NCOs represented an annualized 0.24% of average loans and leases in the current quarter, down from 0.26% in the year-ago quarter. Commercial charge-offs continued to be positively impacted by recoveries in the CRE portfolio and broader continued successful workout strategies, while consumer charge-offs remained within our expected range.
NALs
Overall asset quality remains strong. The overall consumer credit metrics continue to perform as expected, with a modest seasonal impact evident across the portfolios. The commercial portfolios have performed consistently, with some quarter-to-quarter volatility as a result of the absolute low level of problem loans.
Nonaccrual loans and leases (NALs) of $349 million represented 0.50% of total loans and leases, down from 0.63% a year ago. The decrease in the NAL ratio reflected a 17% year-over-year decrease in NALs, more than offset by the impact of the 5% year-over-year increase in total loans. Nonperforming assets (NPAs) of $389 million represented 0.55% of total loans and leases and OREO, down from 0.72% a year ago. These ratios remained stable sequentially as the NAL ratio increased 1 basis point from the prior quarter, while the NPA ratio decreased 1 basis point.
ACL
(This section should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements.)
The period-end allowance for credit losses (ACL) as a percentage of total loans and leases increased to 1.11% from 1.10% a year ago, while the ACL as a percentage of period-end total NALs increased to 223% from 174%. We believe the level of the ACL is appropriate given the consistent improvement in the credit quality metrics and the current composition of the overall loan and lease portfolio.

Table 37 - Selected Quarterly Financial Information (1)
	Three Months Ended
(dollar amounts in millions, except per share amounts)	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Interest income	$894	$873	$846	$820
Interest expense	124	115	101	91
Net interest income	770	758	745	729
Provision for credit losses	65	43	25	68
Net interest income after provision for credit losses	705	715	720	661
Total noninterest income	340	330	325	312
Total noninterest expense	633	680	694	707
Income before income taxes	412	365	351	266
Provision (benefit) for income taxes	(20)	90	79	59
Net income	432	275	272	207
Dividends on preferred shares	19	19	19	19
Net income applicable to common shares	$413	$256	$253	$188
Common shares outstanding (000)
Average—basic	1,077,397	1,086,038	1,088,934	1,086,374
Average—diluted(2)	1,130,117	1,106,491	1,108,527	1,108,617
Ending	1,072,027	1,080,946	1,090,016	1,087,120
Book value per common share	$9.09	$8.91	$8.79	$8.62
Tangible book value per common share(3)	6.97	6.85	6.74	6.55
Per common share
Net income—basic	$0.38	$0.24	$0.23	$0.17
Net income—diluted	0.37	0.23	0.23	0.17
Cash dividends declared	0.11	0.08	0.08	0.08
Common stock price, per share
High(4)	$14.93	$14.05	$13.79	$14.74
Low(4)	13.04	12.14	12.23	12.37
Close	14.56	13.96	13.52	13.39
Average closing price	13.47	13.15	12.95	13.66
Return on average total assets	1.67%	1.08%	1.09%	0.84%
Return on average common shareholders’ equity	17.0	10.5	10.6	8.2
Return on average tangible common shareholders’ equity(5)	22.7	14.1	14.4	11.3
Efficiency ratio(6)	54.9	60.5	62.9	65.7
Effective tax rate	(4.8)	24.7	22.4	22.2
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.83%	3.78%	3.75%	3.70%
Interest expense	0.53	0.49	0.44	0.40
Net interest margin(7)	3.30%	3.29%	3.31%	3.30%
Revenue—FTE
Net interest income	$770	$758	$745	$729
FTE adjustment	12	13	12	13
Net interest income(7)	782	771	757	742
Noninterest income	340	330	325	312
Total revenue(7)	$1,122	$1,101	$1,082	$1,054

Table 38 - Selected Quarterly Capital Data (1)
	2017
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets(10)	$80,340	$78,631	$78,366	$77,559
Tier 1 leverage ratio (period end)(10)	9.09%	8.96%	8.98%	8.76%
CET 1 risk-based capital ratio(10)	10.01	9.94	9.88	9.74
Tier 1 risk-based capital ratio (period end)(10)	11.34	11.30	11.24	11.11
Total risk-based capital ratio (period end)(10)	13.39	13.39	13.33	13.26
Tangible common equity / tangible asset ratio(8)	7.34	7.42	7.41	7.28
Tangible equity / tangible asset ratio(9)	8.39	8.49	8.49	8.38
Tangible common equity / risk-weighted assets ratio(10)	9.31	9.41	9.37	9.18

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

(2)
For all quarterly periods presented prior to December 31, 2017, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Other intangible assets are net of deferred tax liability.

(4)	High and low stock prices are intra-day quotes obtained from Bloomberg.

(5)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability.

(6)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

(7)	Presented on a FTE basis assuming a 35% tax rate.

(8)
Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax. (Non-GAAP)

(9)
Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.

(10)	On January 1, 2015, we became subject to the Basel III capital requirements and the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.

Table 39 - Selected Quarterly Financial Information (1)
	Three Months Ended
(dollar amounts in millions, except per share amounts)	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Interest income	$815	$694	$566	$557
Interest expense	80	69	60	54
Net interest income	735	625	506	503
Provision for credit losses	75	63	25	28
Net interest income after provision for credit losses	660	562	481	475
Total noninterest income	334	303	271	242
Total noninterest expense	681	713	523	491
Income before income taxes	313	152	229	226
Provision for income taxes	74	25	54	55
Net income	239	127	175	171
Dividends on preferred shares	19	18	20	8
Net income applicable to common shares	$220	$109	$155	$163
Common shares outstanding (000)
Average—basic	1,085,253	938,578	798,167	795,755
Average—diluted(2)	1,104,358	952,081	810,371	808,349
Ending	1,085,688	1,084,783	799,154	796,689
Book value per share	$8.51	$8.59	$8.18	$8.01
Tangible book value per share(3)	6.43	6.48	7.29	7.12
Per common share
Net income—basic	$0.20	$0.12	$0.19	$0.21
Net income —diluted	0.20	0.11	0.19	0.20
Cash dividends declared	0.08	0.07	0.07	0.07
Common stock price, per share
High(4)	$13.64	$10.11	$10.65	$10.81
Low(4)	9.57	8.23	8.05	7.83
Close	13.22	9.86	8.94	9.54
Average closing price	11.63	9.52	9.83	9.22
Return on average total assets	0.95%	0.58%	0.96%	0.96%
Return on average common shareholders’ equity	9.4	5.4	9.6	10.4
Return on average tangible common shareholders’ equity(5)	12.9	7.0	11.0	11.9
Efficiency ratio(6)	61.6	75.0	66.1	64.6
Effective tax rate	23.6	16.3	23.7	24.3
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.60%	3.52%	3.41%	3.44%
Interest expense	0.35	0.34	0.35	0.33
Net interest margin(7)	3.25%	3.18%	3.06%	3.11%
Revenue—FTE
Net interest income	$735	$625	$506	$503
FTE adjustment	13	11	10	9
Net interest income(7)	748	636	516	512
Noninterest income	334	302	271	242
Total revenue(7)	$1,082	$938	$787	$754

Table 40 - Selected Quarterly Capital Data (1)
	2016
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets(10)	$78,263	$80,513	$60,721	$59,798
Tier 1 leverage ratio(10)	8.70%	9.89%	9.55%	9.29%
Tier 1 risk-based capital ratio(10)	9.56	9.09	9.80	9.73
Total risk-based capital ratio(10)	10.92	10.40	11.37	10.99
Tier 1 common risk-based capital ratio(10)	13.05	12.56	13.49	13.17
Tangible common equity / tangible asset ratio(8)	7.16	7.14	7.96	7.89
Tangible equity / tangible asset ratio(9)	8.26	8.23	9.28	8.96
Tangible common equity / risk-weighted assets ratio(10)	8.92	8.74	9.60	9.49

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

(2)
For all quarterly periods presented prior to December 31, 2017, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Other intangible assets are net of deferred tax.

(4)	High and low stock prices are intra-day quotes obtained from Bloomberg.

(5)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax.

(6)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

(7)	Presented on a FTE basis assuming a 35% tax rate.

(8)
Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax. (Non-GAAP)

(9)
Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.

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
Significant Items
From time-to-time, revenue, expenses, or taxes are impacted by items judged by us to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature. We refer to such items as Significant Items. Most often, these Significant Items result from factors originating outside the Company; e.g., regulatory actions / assessments, windfall gains, one-time tax assessments / refunds, litigation actions, etc. In other cases, they may result from our decisions associated with significant corporate actions outside of the ordinary course of business; e.g., merger / restructuring charges, recapitalization actions, goodwill impairment, etc.
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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 35 percent periods through December 31, 2017. We encourage readers to consider the consolidated financial statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.
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
Allowance for Credit Losses
Our ACL of $778 million at December 31, 2017, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.
Valuation of Financial Instruments
Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include certain loans held for sale, loans held for investment, available-for-sale and trading securities, MSRs, derivatives, and certain short-term borrowings. At December 31, 2017, approximately $15.5 billion of our assets and $0.1 billion of our liabilities were recorded at fair value on a recurring basis. In addition to the above mentioned on-going fair value measurements, fair value is also used for recording business combinations and measuring other non-recurring financial assets and liabilities.
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
Our CDO preferred securities portfolios are measured at fair value using a valuation methodology involving use of significant unobservable inputs and are thus, classified as Level 3 in the fair value hierarchy. The CDO preferred securities portfolio is subjected to a quarterly review of the projected cash flows. This review is supported with analysis from independent third parties, and is used as a basis for impairment analysis.
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
Income Taxes
(This section should be read in conjunction with Note 1 and Note 17 of the Notes to Consolidated Financial Statements.)
The calculation of our provision for income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues and any tax refunds; (2) our deferred federal and state income tax and related valuation accounts, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal and state tax law. The net receivable balance and deferred tax accounts are presented as components of accrued income and other assets or accrued expenses and other liabilities in accordance with the asset or liability balance of the account.
On December 22, 2017, the President of the United States signed into law the TCJA. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate and changes to business-related exclusions. The TCJA permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Accordingly, in the fourth quarter 2017 a tax benefit was recorded, based on estimates, for the effects of the TCJA.
The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 describes three scenarios associated with a company’s status of accounting for the TCJA income tax reform: (1) a company reflects the income tax effects of the Act in which the accounting under ASC 740 is complete, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, Income Taxes, based on the provisions of the tax laws in effect immediately prior to tax reform being enacted.
In the consolidated financial statements for the year ended December 31, 2017, the Company has recorded a benefit of $161 million for the effects of the change in tax law including all materially impacted items and for which the accounting under ASC 740 is complete. The Company made reasonable estimates resulting in $38 million of expense reported as a provisional amount. Provisional amounts would include, for example, reasonable estimates that give rise to new current or deferred taxes based on certain provisions within the TCJA, as well as adjustments to existing current or deferred taxes that existed prior to the TCJA’s enactment date. There were no items for which the Company was unable to make reasonable estimates for effects of the tax law change. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete no later than one year from date of enactment of the TCJA.
The impact of the TCJA was calculated using a process taking into account all available information.  The amounts are considered to be estimates.  Updates to the estimate will occur in the normal course, including as the Company receives additional information, upon the issuance of relevant tax legislative guidance, and resulting from actions the Company may take as a result of the TCJA.
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
Deferred Tax Assets
At December 31, 2017, we had a net federal deferred tax liability of $57 million and a net state deferred tax asset of $25 million. The federal net deferred tax liability includes a non-cash estimated write-down of our deferred tax liabilities and deferred tax assets as a result of the TCJA. A valuation allowance is provided when it is more-likely-than-not some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the net deferred tax assets at December 31, 2017, other than a valuation allowance relating to state net operating loss carryovers.
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
Recent Accounting Pronouncements and Developments
Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2017 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
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

REPORT OF MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2017, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Howell D. McCullough III – Senior Executive Vice President and Chief Financial Officer
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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
Columbus, Ohio
February 16, 2018

We have served as the Company’s auditor since 2015.

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	December 31,
(dollar amounts in millions, except per share amounts)	2017	2016
Assets
Cash and due from banks	$1,520	$1,385
Interest-bearing deposits in banks	47	58
Trading account securities	86	133
Available-for-sale and other securities	15,469	15,563
Held-to-maturity securities	9,091	7,807
Loans held for sale (includes $413 and $438 respectively, measured at fair value)(1)	488	513
Loans and leases (includes $93 and $82 respectively, measured at fair value)(1)	70,117	66,962
Allowance for loan and lease losses	(691)	(638)
Net loans and leases	69,426	66,324
Bank owned life insurance	2,466	2,432
Premises and equipment	864	816
Goodwill	1,993	1,993
Other intangible assets	346	402
Servicing rights	238	226
Accrued income and other assets	2,151	2,062
Total assets	$104,185	$99,714
Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits—noninterest-bearing	$21,546	$22,836
Interest-bearing	55,495	52,772
Deposits	77,041	75,608
Short-term borrowings	5,056	3,693
Long-term debt	9,206	8,309
Accrued expenses and other liabilities	2,068	1,796
Total liabilities	93,371	89,406
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred stock	1,071	1,071
Common stock	11	11
Capital surplus	9,707	9,881
Less treasury shares, at cost	(35)	(27)
Accumulated other comprehensive loss	(528)	(401)
Retained earnings (deficit)	588	(227)
Total shareholders’ equity	10,814	10,308
Total liabilities and shareholders’ equity	$104,185	$99,714
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,075,294,946	1,088,641,251
Common shares outstanding	1,072,026,681	1,085,688,538
Treasury shares outstanding	3,268,265	2,952,713
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,702,571	2,702,571
Preferred shares outstanding	1,098,006	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 18.
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share amounts)	2017	2016	2015
Interest and fee income:
Loans and leases	$2,838	$2,178	$1,760
Available-for-sale and other securities
Taxable	303	223	202
Tax-exempt	77	59	42
Held-to-maturity securities	193	138	87
Other	22	34	24
Total interest income	3,433	2,632	2,115
Interest expense
Deposits	180	102	82
Short-term borrowings	25	5	2
Federal Home Loan Bank advances	—	—	1
Subordinated notes and other long-term debt	226	156	79
Total interest expense	431	263	164
Net interest income	3,002	2,369	1,951
Provision for credit losses	201	191	100
Net interest income after provision for credit losses	2,801	2,178	1,851
Service charges on deposit accounts	353	324	280
Cards and payment processing income	206	169	143
Trust and investment management services	156	123	116
Mortgage banking income	131	128	112
Insurance income	81	84	81
Capital markets fees	76	60	54
Bank owned life insurance income	67	58	52
Gain on sale of loans	56	47	33
Net gains on sales of securities	—	2	3
Impairment losses recognized in earnings on available-for-sale securities (a)	(4)	(2)	(2)
Other Income	185	157	167
Total noninterest income	1,307	1,150	1,039
Personnel costs	1,524	1,349	1,122
Outside data processing and other services	313	305	231
Net occupancy	212	153	122
Equipment	171	165	125
Deposit and other insurance expense	78	54	45
Professional services	69	105	50
Marketing	60	63	52
Amortization of intangibles	56	30	28
Other expense	231	184	201
Total noninterest expense	2,714	2,408	1,976
Income before income taxes	1,394	920	914
Provision for income taxes	208	208	221
Net income	1,186	712	693
Dividends on preferred shares	76	65	32
Net income applicable to common shares	$1,110	$647	$661
Average common shares—basic	1,084,686	904,438	803,412
Average common shares—diluted	1,136,186	918,790	817,129
Per common share:
Net income—basic	$1.02	$0.72	$0.82
Net income—diluted	1.00	0.70	0.81
Cash dividends declared	0.35	0.29	0.25

(a)	The following OTTI losses are included in securities losses for the periods presented:

Total OTTI losses	$(4)	$(6)	$(3)
Noncredit-related portion of loss recognized in OCI	—	4	1
Net impairment credit losses recognized in earnings	$(4)	$(2)	$(2)
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Net income	$1,186	$712	$693
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	2	1	13
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	(39)	(202)	(20)
Total unrealized gains (losses) on available-for-sale securities	(37)	(201)	(7)
Unrealized gains on cash flow hedging derivatives, net of reclassifications to income	3	1	8
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	—	25	(5)
Other comprehensive loss, net of tax	(34)	(175)	(4)
Comprehensive income	$1,152	$537	$689
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in millions, except per share amounts)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2017
Balance, beginning of year	$1,071	1,088,641	$11	$9,881	(2,953)	$(27)	$(401)	$(227)	$10,308
Net income								1,186	1,186
Other comprehensive income (loss)							(34)		(34)
Repurchases of common stock		(19,430)	—	(260)					(260)
Cash dividends declared:
Common ($0.35 per share)								(379)	(379)
Preferred Series A ($85.00 per share)								(31)	(31)
Preferred Series B ($39.11 per share)								(1)	(1)
Preferred Series C ($58.76 per share)								(6)	(6)
Preferred Series D ($62.50 per share)								(38)	(38)
Recognition of the fair value of share-based compensation				92					92
Other share-based compensation activity		5,923	—	(10)				(9)	(19)
TCJA, Reclassification from accumulated OCI to retained earnings							(93)	93	—
Other		161	—	4	(315)	(8)		—	(4)
Balance, end of year	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in millions, except per share amounts)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2016
Balance, beginning of year	$386	796,970	$8	$7,039	(2,041)	$(18)	$(226)	$(594)	$6,595
Net income								712	712
Other comprehensive income (loss)							(175)		(175)
FirstMerit Acquisition:
Issuance of common stock		285,425	3	2,764					2,767
Issuance of Series C preferred stock	100			4					104
Net proceeds from issuance of Series D preferred stock	585								585
Cash dividends declared:
Common ($0.29 per share)								(275)	(275)
Preferred Series A ($85.00 per share)								(31)	(31)
Preferred Series B ($34.03 per share)								(1)	(1)
Preferred Series C ($26.28 per share)								(3)	(3)
Preferred Series D ($51.04 per share)								(31)	(31)
Recognition of the fair value of share-based compensation				66					66
Other share-based compensation activity		5,924	—	5				(4)	1
Other		322	—	3	(912)	(9)		—	(6)
Balance, end of year	$1,071	1,088,641	$11	$9,881	(2,953)	$(27)	$(401)	$(227)	$10,308
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in millions, except per share amounts)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2015
Balance, beginning of year	$386	813,136	$8	$7,222	(1,682)	$(14)	$(222)	$(1,052)	$6,328
Net income								693	693
Other comprehensive income (loss)							(4)		(4)
Repurchase of common stock		(23,036)	—	(252)					(252)
Cash dividends declared:
Common ($0.25 per share)								(200)	(200)
Preferred Series A ($85.00 per share)								(31)	(31)
Preferred Series B ($29.84 per share)								(1)	(1)
Recognition of the fair value of share-based compensation				51					51
Other share-based compensation activity		6,784	—	16				(3)	13
Other		86	—	2	(359)	(4)		—	(2)
Balance, end of year	$386	796,970	$8	$7,039	(2,041)	$(18)	$(226)	$(594)	$6,595
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Operating activities
Net income	$1,186	$712	$693
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	201	191	100
Depreciation and amortization	413	380	341
Share-based compensation expense	92	66	51
Deferred income tax expense	168	165	69
Net gains on sales of securities	—	(2)	(3)
Impairment losses recognized in earnings on available-for-sale securities	4	2	2
Net Change in:
Trading account securities	47	(96)	5
Loans held for sale	12	(123)	54
Accrued income and other assets	(420)	(96)	(234)
Accrued expense and other liabilities	233	4	(35)
Other, net	18	12	(10)
Net cash provided by (used in) operating activities	1,954	1,215	1,033
Investing activities
Change in interest bearing deposits in banks	39	26	13
Cash paid for acquisition of a business, net of cash received	—	(133)	(458)
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,946	2,113	1,908
Maturities and calls of held-to-maturity securities	1,054	1,212	595
Sales of available-for-sale securities	2,490	6,154	163
Purchases of available-for-sale securities	(5,418)	(10,888)	(4,507)
Purchases of held-to-maturity securities	(1,356)	—	(379)
Net proceeds from sales of portfolio loans	603	2,981	1,304
Net loan and lease activity, excluding sales and purchases	(3,680)	(3,951)	(3,187)
Purchases of premises and equipment	(194)	(120)	(93)
Proceeds from sales of other real estate	38	50	36
Purchases of loans and leases	(405)	(411)	(334)
Net cash paid for branch divestiture	—	(480)	—
Other, net	17	2	10
Net cash provided by (used in) investing activities	(4,866)	(3,445)	(4,929)
Financing activities
Increase (decrease) in deposits	1,433	(292)	3,644
Increase (decrease) in short-term borrowings	1,371	1,900	(1,819)
Sale of deposits	—	—	(48)
Net proceeds from issuance of long-term debt	1,816	2,128	3,232
Maturity/redemption of long-term debt	(948)	(1,275)	(1,037)
Dividends paid on preferred stock	(76)	(54)	(32)
Dividends paid on common stock	(349)	(245)	(193)
Repurchases of common stock	(260)	—	(252)
Proceeds from stock options exercised	11	17	19
Net proceeds from issuance of preferred stock	—	585	—
Net proceeds from issuance of secured financing	75	—	—
Payments related to tax-withholding for share based compensation awards	(26)	—	—
Other, net	—	4	8
Net cash provided by (used) financing activities	3,047	2,768	3,522
Increase (decrease) in cash and cash equivalents	135	538	(374)
Cash and cash equivalents at beginning of period	1,385	847	1,221
Cash and cash equivalents at end of period	$1,520	$1,385	$847

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Supplemental disclosures:
Interest paid	$409	$241	$150
Income taxes paid	84	5	154
Non-cash activities:
Common stock issued to acquire FirstMerit	—	2,767	—
Preferred stock issued to acquire FirstMerit	—	104	—
Loans transferred to held-for-sale from portfolio	660	3,437	1,727
Loans transferred to portfolio from held-for-sale	12	482	278
Transfer of loans to OREO	29	79	25
Transfer of securities to held-to-maturity from available-for-sale	993	2,870	3,000

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of management in determining the amount of its allowance for credit losses, income taxes, deferred tax, and contingent liabilities, as well as fair value measurements of investment securities, derivatives, goodwill, other intangible assets, pension assets and liabilities, short-term borrowings, mortgage servicing rights, and loans held for sale. As with any estimate, actual results could differ from those estimates.
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
Nonmarketable equity securities include stock acquired for regulatory purposes, such as FHLB stock and FRB stock. These securities are accounted for at cost, evaluated for impairment, and included in available-for-sale and other securities.
Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for purchase credit impaired loans and loans for which the fair value option has been elected, loans and leases are carried at the principal amount outstanding, net of charge-offs, unamortized deferred loan origination fees and costs, premiums and discounts, and unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income. Interest income is accrued as earned using the interest method based on unpaid principal balances. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at a premium and at a discount to their contractual values. Except for purchased credit impaired loans, Huntington amortizes loan discounts, premiums, and net loan origination fees and costs over the contractual lives of the related loans using the effective interest method.
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
In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used driven by the associated delinquency status. The credit score provides a basis for understanding the borrower’s past and current payment performance, and this information is used to estimate expected losses over the emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required.
The general reserve consists of various risk-profile reserve components. The risk-profile component considers items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, concentrations, portfolio composition, industry comparisons, and internal review functions.
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
All classes within the C&I and CRE portfolios (except for purchased credit-impaired loans) are placed on nonaccrual status at 90-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are placed on non-accrual if not charged off when the loan is 120-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency. Huntington is reimbursed from the government agency for reasonable expenses incurred in servicing loans.
For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.
For all classes within all loan portfolios, cash receipts on NALs are applied against principal until the loan or lease has been collected in full, including the charged-off portion, after which time any additional cash receipts are recognized as interest income. However, for secured non-reaffirmed debt in a Chapter 7 bankruptcy, payments are applied to principal and interest when the borrower has demonstrated a capacity to continue payment of the debt and collection of the debt is reasonably assured. For unsecured non-reaffirmed debt in a Chapter 7 bankruptcy where the carrying value has been fully charged-off, payments are recorded as loan recoveries.
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
C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile, RV and marine finance and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.
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
When a loan within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Interest income on TDRs is accrued when all principal and interest is expected to be collected under the post-modification terms. Cash receipts on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full (including any portion charged-off) or the loan is deemed current, after which time any additional cash receipts are recognized as interest income. Cash receipts on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.
Purchased Credit-Impaired Loans — Purchased loans with evidence of deterioration in credit quality since origination, for which it is probable at acquisition that we will be unable to collect all contractually required payments, are considered to be credit impaired. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date. The excess of cash flows expected at acquisition over the estimated fair value, referred to as the accretable yield, is recognized in interest income over the remaining life of the loan, or pool of loans, on a level-yield basis. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for credit losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent one has been recorded) with a positive impact on interest income subsequently recognized. The measurement of cash flows involves assumptions and judgments for interest rates, prepayments, default rates, loss severity, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.
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
From time to time we securitize certain automobile loans. Gains and losses on the loans and leases sold and servicing rights associated with loan and lease sales are determined when the related loans or leases are sold to either a securitization trust or third-party. For loan or lease sales with servicing retained, a servicing asset is recorded at fair value for the right to service the loans sold.
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
Hedge accounting is discontinued prospectively when:

•	the derivative is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions);

•	the derivative expires or is sold, terminated, or exercised;

•	the forecasted transaction is no longer probable of occurring;

•	the hedged firm commitment no longer meets the definition of a firm commitment; or

•	the designation of the derivative as a hedging instrument is removed.
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
In the case of either a fair value hedge or a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized AOCI balance will be recognized in the current period earnings.
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
Pension and Other Postretirement Benefits — Huntington recognizes the funded status of the postretirement benefit plans on the Consolidated Balance Sheets. Net postretirement benefit cost charged to current earnings related to these plans is predominantly based on various actuarial assumptions regarding expected future experience.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Contributions to defined contribution plans are charged to current earnings.
In addition, we maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.
Share-Based Compensation — Huntington uses the fair value based method of accounting for awards of HBAN stock granted to employees under various share-based compensation plans. Share-based compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to stock options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense relating to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) of the award.
Stock Repurchases — Acquisitions of Huntington stock are recorded at cost. The re-issuance of shares is recorded at weighted-average cost.
Income Taxes — Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. In the fourth quarter 2017, the TCJA was signed into law which requires the deferred tax assets and liabilities to be revalued using the 21% federal tax rate enacted. The effect was recorded in the fourth quarter tax provision.
Any interest or penalties due for payment of income taxes are included in the provision for income taxes. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is recorded. All positive and negative evidence is reviewed when determining how much of a valuation allowance is recognized on a quarterly basis. In determining the requirements for a valuation allowance, sources of possible taxable income are evaluated including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in appropriate carryback years, and tax-planning strategies. Huntington applies a more likely than not recognition threshold for all tax uncertainties.

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
Fair Value Measurements — The Company records or discloses certain of its assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment, which are described in Note 24.

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

- Effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management adopted the new guidance on January 1, 2018 using the modified retrospective approach.

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

- The Update did not have a significant impact on Huntington’s Consolidated Financial Statements.

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

- The amendment did not have a significant impact on Huntington's Consolidated Financial Statements.

ASU 2016-02 - Leases. Issued February 2016
- New lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is classified as an operating lease or a finance lease.

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

- Management is currently assessing the impact of the new guidance on Huntington's Consolidated Financial Statements, including working with associates engaged in the procurement of goods and services used in the entity’s operations, and reviewing contractual arrangements for embedded leases in an effort to identify Huntington’s full lease population.

- Huntington will recognize right-of-use assets and lease liabilities for virtually all of its operating lease commitments.

Standard	Summary of guidance	Effects on financial statements
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

- Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

- Huntington adopted the new guidance on January 1, 2018. The Update did not have a significant impact on Huntington's Consolidated Financial Statements.

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

- The amendment is not expected to have a significant impact on Huntington's Consolidated Financial Statements.

ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Periodic Postretirement Benefit Cost. Issued March 2017
- Requires that an employer report the service cost component of the pension cost and postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period.

- Other components of the net benefit cost should be presented or disclosed separately in the income statement from the service cost component.

- Effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

- Huntington adopted the new guidance on January 1, 2018. The Update did not have a significant impact on Huntington's Consolidated Financial Statements.

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

- Huntington adopted the new guidance on January 1, 2018. The Update did not have a significant impact on Huntington's Consolidated Financial Statements.

Standard	Summary of guidance	Effects on financial statements
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

- Huntington adopted the new guidance on January 1, 2018. The Update did not have a significant impact on Huntington's Consolidated Financial Statements.

ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) Issued Feb 2018
- Allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.

-  The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI.

- Requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI.

- Effective for fiscal years beginning after Dec 15, 2018 and interim periods within those fiscal years with early adoption permitted.

- Huntington has elected to reclassify $93 million from AOCI to retained earnings in the current period.

3. ACQUISITION OF FIRSTMERIT CORPORATION
On August 16, 2016, Huntington completed its acquisition of FirstMerit Corporation in a stock and cash transaction valued at approximately $3.7 billion. FirstMerit Corporation was a diversified financial services company headquartered in Akron, Ohio, with operations in Ohio, Michigan, Wisconsin, Illinois and Pennsylvania. Post-merger, Huntington now operates across an eight-state Midwestern footprint. The merger resulted in a combined company with a larger market presence and more diversified loan portfolio, as well as a larger core deposit funding base and economies of scale associated with a larger financial institution.
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
The acquisition of FirstMerit constituted a business combination. The FirstMerit merger has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. As of December 31, 2016, Management completed its review of information relating to events or circumstances existing at the acquisition date.
4. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans which are either accounted for at fair value or purchased credit-impaired, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs , which resulted in a net balance of $334 million and $120 million, at December 31, 2017 and 2016, respectively.

Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at December 31, 2017 and December 31, 2016.

	At December 31,
(dollar amounts in millions)	2017	2016
Loans and leases:
Commercial and industrial	$28,107	$28,059
Commercial real estate	7,225	7,301
Automobile	12,100	10,969
Home equity	10,099	10,106
Residential mortgage	9,026	7,725
RV and marine finance	2,438	1,846
Other consumer	1,122	956
Loans and leases	70,117	66,962
Allowance for loan and lease losses	(691)	(638)
Net loans and leases	$69,426	$66,324
Direct Financing Leases
Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans. Net investments in lease financing receivables by category at December 31, 2017 and 2016 were as follows:

	At December 31,
(dollar amounts in millions)	2017	2016
Commercial and industrial:
Lease payments receivable	$1,645	$1,881
Estimated residual value of leased assets	755	798
Gross investment in commercial lease financing receivables	2,400	2,679
Deferred origination costs	18	13
Deferred fees	(225)	(254)
Total net investment in commercial lease financing receivables	$2,193	$2,438
The future lease rental payments due from customers on direct financing leases at December 31, 2017, totaled $1.7 billion and were due as follows: $0.6 billion in 2018, $0.4 billion in 2019, $0.3 billion in 2020, $0.1 billion in 2021, $0.1 billion in 2022, and $0.2 billion thereafter.
Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for purchased credit impaired loans for the year ended December 31, 2017 and 2016:

	At December 31,
(dollar amounts in millions)	2017	2016
Balance, beginning of period	$37	$—
Impact of acquisition/purchase on August 16, 2016	—	18
Accretion	(18)	(5)
Reclassification from nonaccretable difference	14	24
Balance at December 31,	$33	$37

The following table reflects the ending and unpaid balances of the purchased credit-impaired loans at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance	Ending Balance	Unpaid Principal Balance
Commercial and industrial	$39	$61	$68	$100
Commercial real estate	2	15	34	56
Total	$41	$76	$102	$156
Nonaccrual and Past Due Loans
The following table presents NALs by loan class at December 31, 2017 and 2016:

	December 31,
(dollar amounts in millions)	2017	2016
Commercial and industrial	$161	$234
Commercial real estate	29	20
Automobile	6	6
Home equity	68	72
Residential mortgage	84	91
RV and marine finance	1	—
Other consumer	—	—
Total nonaccrual loans	$349	$423
The amount of interest that would have been recorded under the original terms for total NAL loans was $21 million, $24 million, and $20 million for 2017, 2016, and 2015, respectively. The total amount of interest recorded to interest income for these loans was $18 million, $17 million, and $10 million in 2017, 2016, and 2015, respectively.

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at December 31, 2017 and 2016 (1):

	December 31, 2017
	Past Due					Purchased Credit Impaired	Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$35	$14	$65	$114	$27,954	$39	$—	$28,107	$9	(2)
Commercial real estate	10	1	11	22	7,201	2	—	7,225	3
Automobile	89	18	10	117	11,982	—	1	12,100	7
Home equity	49	19	60	128	9,969	—	2	10,099	18
Residential mortgage	129	48	118	295	8,642	—	89	9,026	72
RV and marine finance	11	3	2	16	2,421	—	1	2,438	1
Other consumer	12	5	5	22	1,100	—	—	1,122	5
Total loans and leases	$335	$108	$271	$714	$69,269	$41	$93	$70,117	$115

	December 31, 2016
	Past Due						Loans Accounted for Under the Fair Value Option	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	$42	$20	$74	$136	$27,855	68	—	$28,059	$18	(2)
Commercial real estate	21	3	30	54	7,213	34	—	7,301	17
Automobile	76	17	10	103	10,864	—	2	10,969	10
Home equity	39	24	53	116	9,987	—	3	10,106	12
Residential mortgage	122	37	117	276	7,374	—	75	7,725	67
RV and marine finance	10	2	2	14	1,830	—	2	1,846	1
Other consumer	11	6	3	20	936	—	—	956	4
Total loans and leases	$321	$109	$289	$719	$66,059	$102	$82	$66,962	$129

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

Allowance for Credit Losses
The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2017, 2016, and 2015:

(dollar amounts in millions)	Commercial	Consumer	Total
Year ended December 31, 2017:
ALLL balance, beginning of period	$451	$187	$638
Loan charge-offs	(72)	(180)	(252)
Recoveries of loans previously charged-off	41	52	93
Provision for loan and lease losses	62	150	212
Allowance for loans sold or transferred to loans held for sale	—	—	—
ALLL balance, end of period	$482	$209	$691
AULC balance, beginning of period	$87	$11	$98
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(3)	(8)	(11)
AULC recorded at acquisition	—	—	—
AULC balance, end of period	$84	$3	$87
ACL balance, end of period	$566	$212	$778

Year ended December 31, 2016:
ALLL balance, beginning of period	$399	$199	$598
Loan charge-offs	(92)	(135)	(227)
Recoveries of loans previously charged-off	73	45	118
Provision for loan and lease losses	85	84	169
Allowance for loans sold or transferred to loans held for sale	(14)	(6)	(20)
ALLL balance, end of period	$451	$187	$638
AULC balance, beginning of period	$64	$8	$72
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	19	3	22
AULC recorded at acquisition	4	—	4
AULC balance, end of period	$87	$11	$98
ACL balance, end of period	$538	$198	$736

Year ended December 31, 2015:
ALLL balance, beginning of period	$390	$215	$605
Loan charge-offs	(98)	(120)	(218)
Recoveries of loans previously charged-off	86	44	130
Provision for loan and lease losses	21	68	89
Allowance for loans sold or transferred to loans held for sale	—	(8)	(8)
ALLL balance, end of period	$399	$199	$598
AULC balance, beginning of period	$55	$6	$61
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	9	2	11
AULC recorded at acquisition	—	—	—
AULC balance, end of period	$64	$8	$72
ACL balance, end of period	$463	$207	$670

Credit Quality Indicators
To facilitate the monitoring of credit quality for C&I and CRE loans, and for purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following internally defined categories of credit grades:

•	Pass - Higher quality loans that do not fit any of the other categories described below.

•
OLEM - The credit risk may be relatively minor yet represents a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the loan may weaken or the collateral may be inadequate to protect Huntington’s position in the future. For these reasons, Huntington considers the loans to be potential problem loans.

•
Substandard - Inadequately protected loans by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely Huntington will sustain some loss if any identified weaknesses are not mitigated.

•
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
For all classes within consumer loan portfolios, each loan is assigned a specific PD factor that is primarily based on the borrower’s most recent credit bureau score, which Huntington updates quarterly. A credit bureau score is a credit score developed by FICO based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following table presents each loan and lease class by credit quality indicator at December 31, 2017 and 2016:

	December 31, 2017
	Credit Risk Profile by UCS Classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,268	$694	$1,116	$29	$28,107
Commercial real estate	6,909	200	115	1	7,225
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	6,102	4,312	1,390	295	12,099
Home equity	6,352	3,024	617	104	10,097
Residential mortgage	5,697	2,581	605	54	8,937
RV and marine finance	1,433	863	96	45	2,437
Other consumer	428	540	143	11	1,122

	December 31, 2016
	Credit Risk Profile by UCS Classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,212	$810	$1,029	$8	$28,059
Commercial real estate	7,042	97	159	3	7,301
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	5,369	4,044	1,298	256	$10,967
Home equity	6,280	2,891	638	294	10,103
Residential mortgage	4,663	2,285	615	87	7,650
RV and marine finance	1,064	644	73	64	1,845
Other consumer	347	456	133	20	956

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.

Impaired Loans
For all classes within the C&I and CRE portfolios, all loans with an obligor balance of $1 million or greater are evaluated on a quarterly basis for impairment. Generally, consumer loans within any class and commercial loans less than $1 million are not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination, for which it is probable at acquisition that all contractually required payments will not be collected, are also considered to be impaired.
Once a loan has been identified for an assessment of impairment, the loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2017 and 2016:

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2017:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$—	$—	$—
Attributable to loans individually evaluated for impairment	$32	$9	$41
Attributable to loans collectively evaluated for impairment	450	200	650
Total ALLL balance	$482	$209	$691
Loan and Lease Ending Balances at December 31, 2017: (1)
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$41	$—	$41
Individually evaluated for impairment	607	616	1,223
Collectively evaluated for impairment	34,684	34,076	68,760
Total loans and leases evaluated for impairment	$35,332	$34,692	$70,024

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2016:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$—	$—	$—
Attributable to loans individually evaluated for impairment	11	11	22
Attributable to loans collectively evaluated for impairment	440	176	616
Total ALLL balance:	$451	$187	$638
Loan and Lease Ending Balances at December 31, 2016: (1)
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$102	$—	$102
Individually evaluated for impairment	416	458	874
Collectively evaluated for impairment	34,842	31,062	65,904
Total loans and leases evaluated for impairment	$35,360	$31,520	$66,880

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases and purchased credit-impaired loans for the years ended December 31, 2017 and 2016 (1) (2):

				Year Ended
	December 31, 2017			December 31, 2017
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$284	$311	$—	$206	$12
Commercial real estate	56	81	—	64	8
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	—	—
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	257	280	29	292	16
Commercial real estate	51	51	3	52	2
Automobile	36	40	2	33	2
Home equity	334	385	14	329	15
Residential mortgage	308	338	4	325	12
RV and marine finance	2	3	—	1	—
Other consumer	8	8	2	5	—

Total
Commercial and industrial (3)	541	591	29	498	28
Commercial real estate (4)	107	132	3	116	10
Automobile (2)	36	40	2	33	2
Home equity (5)	334	385	14	329	15
Residential mortgage (5)	308	338	4	325	12
RV and marine finance (2)	2	3	—	1	—
Other consumer (2)	8	8	2	5	—

				Year Ended
	December 31, 2016			December 31, 2016
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$300	$359	$—	$293	$9
Commercial real estate	89	126	—	73	4
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	—	—
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	406	448	22	302	8
Commercial real estate	97	108	3	69	3
Automobile	31	31	2	32	2
Home equity	319	353	15	278	13
Residential mortgage	328	363	13	348	12
RV and marine finance	—	—	—	—	—
Other consumer	4	4	—	4	—

Total
Commercial and industrial (3)	706	807	22	595	17
Commercial real estate (4)	186	234	3	142	7
Automobile (2)	31	31	2	32	2
Home equity (5)	319	353	15	278	13
Residential mortgage (5)	328	363	13	348	12
RV and marine finance (2)	—	—	—	—	—
Other consumer (2)	4	4	—	4	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At December 31, 2017 and December 31, 2016, commercial and industrial loans of $382 million and $317 million, respectively, were considered impaired due to their status as a TDR.

(4)	At December 31, 2017 and December 31, 2016, commercial real estate loans of $93 million and $82 million, respectively, were considered impaired due to their status as a TDR.

(5)
Includes home equity and residential mortgages considered to be collateral dependent due to their non-accrual status as well as home equity and mortgage loans considered impaired due to their status as a TDR.

(6)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
TDR Loans
The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $49 million, $49 million, and $46 million for 2017, 2016, and 2015, respectively. The total amount of actual interest recorded to interest income for these loans was $45 million, $40 million, and $41 million for 2017, 2016, and 2015, respectively.
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

•
Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the years ended December 31, 2017 and 2016, was not significant.

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
TDR concessions may also result in the reduction of the ALLL within the C&I and CRE portfolios. This reduction is derived from payments and the resulting application of the reserve calculation within the ALLL.  The transaction reserve for non-TDR C&I and CRE loans is calculated based upon several estimated probability factors, such as PD and LGD.  Upon the occurrence of a TDR in the C&I and CRE portfolios, the reserve is measured based on discounted expected cash flows or collateral value, less anticipated selling costs, of the modified loan in accordance with ASC 310-10.  The resulting TDR ALLL calculation often results in a lower ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. Alternatively, the ALLL for C&I and CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.
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

The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2017 and 2016:

	New Troubled Debt Restructurings During The Year Ended (1)
	December 31, 2017			December 31, 2016
(dollar amounts in millions)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)
Commercial and industrial:
Interest rate reduction	9	$1	$—	4	$—	$—
Amortization or maturity date change	1,034	600	(9)	872	490	(9)
Other	4	—	—	20	3	—
Total Commercial and industrial	1,047	601	(9)	896	493	(9)
Commercial real estate:
Interest rate reduction	3	—	—	2	—	—
Amortization or maturity date change	106	122	(1)	111	69	(2)
Other	2	—	—	4	—	—
Total commercial real estate:	111	122	(1)	117	69	(2)
Automobile:
Interest rate reduction	31	—	—	17	—	—
Amortization or maturity date change	1,727	15	1	1,593	15	1
Chapter 7 bankruptcy	983	8	—	1,059	8	—
Other	—	—	—	—	—	—
Total Automobile	2,741	23	1	2,669	23	1
Home equity:
Interest rate reduction	36	2	—	55	3	—
Amortization or maturity date change	517	33	(4)	578	32	(4)
Chapter 7 bankruptcy	299	11	2	282	10	4
Other	70	4	—	—	—	—
Total Home equity	922	50	(2)	915	45	—
Residential mortgage:
Interest rate reduction	3	—	—	13	1	—
Amortization or maturity date change	349	40	(2)	363	39	(2)
Chapter 7 bankruptcy	79	7	—	62	6	—
Other	22	2	—	4	1	—
Total Residential mortgage	453	49	(2)	442	47	(2)
RV and marine finance:
Interest rate reduction	1	—	—	—	—	—
Amortization or maturity date change	42	1	—	—	—	—
Chapter 7 bankruptcy	88	1	—	—	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	131	2	—	—	—	—
Other consumer:
Interest rate reduction	19	—	—	—	—	—
Amortization or maturity date change	1,312	6	—	6	1	—
Chapter 7 bankruptcy	9	—	—	8	—	—
Other	—	—	—	—	—	—
Total Other consumer	1,340	6	—	14	1	—
Total new troubled debt restructurings	6,745	$853	$(13)	5,053	$678	$(12)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(3)	Amounts represent the financial impact via provision (recovery) for loan and lease losses as a result of the modification.

Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB of Cincinnati. As of December 31, 2017 and 2016, these borrowings and advances are secured by $31.7 billion and $19.7 billion, respectively of loans and securities.

5. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Contractual maturities of available-for-sale and other securities as of December 31, 2017 and 2016 were:

	2017		2016
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$111	$111	$224	$222
After 1 year through 5 years	1,333	1,327	1,147	1,150
After 5 years through 10 years	2,088	2,083	1,957	1,962
After 10 years	11,595	11,348	11,885	11,665
Other securities:
Nonmarketable equity securities	581	581	548	548
Mutual funds	18	18	15	15
Marketable equity securities	1	1	1	1
Total available-for-sale and other securities	$15,727	$15,469	$15,777	$15,563
Other securities at December 31, 2017 and 2016 include nonmarketable equity securities of $287 million and $249 million of stock issued by the FHLB of Cincinnati and $293 million and $299 million of FRB stock, respectively. Nonmarketable equity securities are recorded at amortized cost. Other securities also include mutual funds and marketable equity securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2017 and 2016:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	6,661	1	(178)	6,484
Residential MBS	1,371	1	(5)	1,367
Commercial MBS	2,539	—	(52)	2,487
Other agencies	69	1	—	70
Total U.S. Treasury, Federal agency, and other agency securities	10,645	3	(235)	10,413
Municipal securities	3,892	21	(35)	3,878
Asset-backed securities	482	1	(16)	467
Corporate debt	106	3	—	109
Other securities	602	—	—	602
Total available-for-sale and other securities	$15,727	$28	$(286)	$15,469

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
U.S. Treasury	$6	$—	$—	$6
Federal agencies:
Residential CMO	6,955	6	(151)	6,810
Residential MBS	196	5	(1)	200
Commercial MBS	3,700	2	(39)	3,663
Other agencies	73	—	—	73
Total U.S. Treasury, Federal agency, and other agency securities	10,930	13	(191)	10,752
Municipal securities	3,260	29	(39)	3,250
Asset-backed securities	824	2	(32)	794
Corporate debt	195	4	—	199
Other securities	568	—	—	568
Total available-for-sale and other securities	$15,777	$48	$(262)	$15,563

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2017 and 2016:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$1,660	$(19)	$4,520	$(159)	$6,180	$(178)
Residential MBS	1,078	(5)	11	—	1,089	(5)
Commercial MBS	960	(15)	1,527	(37)	2,487	(52)
Other agencies	39	—	—	—	39	—
Total Federal agency, and other agency securities	3,737	(39)	6,058	(196)	9,795	(235)
Municipal securities	1,681	(21)	497	(14)	2,178	(35)
Asset-backed securities	127	(1)	173	(15)	300	(16)
Corporate debt	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
Total temporarily impaired securities	$5,545	$(61)	$6,728	$(225)	$12,273	$(286)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Residential CMO	$5,858	$(150)	$21	$(1)	$5,879	$(151)
Residential MBS	31	(1)	—	—	31	(1)
Commercial MBS	3,019	(39)	21	—	3,040	(39)
Other agencies	1	—	—	—	1	—
Total Federal agency, and other agency securities	8,909	(190)	42	(1)	8,951	(191)
Municipal securities	1,412	(29)	272	(10)	1,684	(39)
Asset-backed securities	361	(3)	179	(29)	540	(32)
Corporate debt	4	—	—	—	4	—
Other securities	1	—	2	—	3	—
Total temporarily impaired securities	$10,687	$(222)	$495	$(40)	$11,182	$(262)
At December 31, 2017, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $6.1 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2017.
The following table is a summary of realized securities gains and losses for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Gross gains on sales of securities	$10	$23	$7
Gross (losses) on sales of securities	(10)	(21)	(4)
Net gain (loss) on sales of securities	$—	$2	$3
OTTI recognized in earnings	(4)	(2)	(2)
Net securities gains (losses)	$(4)	$—	$1
Security Impairment
Huntington evaluates the available-for-sale securities portfolio on a quarterly basis for impairment and conducts a comprehensive security-level assessment on all available-for-sale securities. Impairment exists when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any credit impairment would be recognized in earnings. During 2017, Huntington changed its intent from able and willing to hold for two CDO securities which were subsequently sold. Related to this change in intent, Huntington recognized $4 million of OTTI on these two securities. For all other securities, Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the amortized cost is recovered, which may be at maturity.
The highest risk segment in our investment portfolio is the trust preferred CDO securities which are in the asset-backed securities portfolio. This portfolio is in run off, and the Company has not purchased this type of security since 2005. The fair values of the CDO assets have been impacted by various market conditions. The unrealized losses are primarily the result of wider liquidity spreads on asset-backed securities and the longer expected average lives of the trust-preferred CDO securities, due to changes in the expectations of when the underlying securities will be repaid.
The following table summarizes the Company's CDO securities portfolio, which are included in asset-backed securities, at December 31, 2017 and 2016.
Collateralized Debt Obligation Securities

(dollar amounts in millions)	Par Value	Amortized Cost	Fair Value	Unrealized Loss (1)
MM Comm III	4	4	4	—
Tropic III	31	31	20	(11)
Total at December 31, 2017	$35	$35	$24	$(11)
Total at December 31, 2016	$137	$101	$76	$(25)

(1)	One of the two remaining securities in the portfolio has been in a continuous loss position for 12 months or longer.
For the periods ended December 31, 2017, 2016, and 2015, the following table summarizes by security type, the total OTTI losses recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Available-for-sale and other securities:
Collateralized Debt Obligations	$(4)	$—	$(2)
Municipal Securities	—	(2)	—
Total available-for-sale and other securities	$(4)	$(2)	$(2)
The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2017, and 2016 as follows:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Balance, beginning of year	$12	$18	$31
Reductions from sales	(15)	(8)	(15)
Credit losses not previously recognized	4	2	—
Additional credit losses	—	—	2
Balance, end of year	$1	$12	$18

6. HELD-TO-MATURITY SECURITIES
These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
During 2017 and 2016, Huntington transferred federal agencies, mortgage-backed securities and other agency securities totaling $1.0 billion and $2.9 billion, respectively from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. At the time of the transfer, $14 million of unrealized net losses and $58 million of unrealized net gains were recognized in OCI, respectively. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.

Listed below are the contractual maturities of held-to-maturity securities at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies:
Residential CMO:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	3,714	3,657	4,189	4,163
Total Residential CMO	3,714	3,657	4,189	4,163
Residential MBS:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	28	28	15	15
After 10 years	1,021	1,016	83	86
Total Residential MBS	1,049	1,044	98	101
Commercial MBS:
1 year or less	$—	$—	$—	$—
After 1 year through 5 years	38	37	—	—
After 5 years through 10 years	1	1	26	25
After 10 years	3,752	3,698	2,885	2,891
Total Commercial MBS	3,791	3,736	2,911	2,916
Other agencies:
1 year or less	—	—	—	—
After 1 year through 5 years	7	8	—	—
After 5 years through 10 years	362	360	399	399
After 10 years	163	161	204	202
Total other agencies	532	529	603	601
Total Federal agencies and other agencies	9,086	8,966	7,801	7,781
Municipal securities:
1 year or less	—	—	—	—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	5	5	6	6
Total Municipal securities	5	5	6	6
Total held-to-maturity securities	$9,091	$8,971	$7,807	$7,787

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at December 31, 2017 and 2016:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
Federal agencies:
Residential CMO	$3,714	$1	$(58)	$3,657
Residential MBS	1,049	2	(7)	1,044
Commercial MBS	3,791	—	(55)	3,736
Other agencies	532	1	(4)	529
Total Federal agencies and other agencies	9,086	4	(124)	8,966
Municipal securities	5	—	—	5
Total held-to-maturity securities	$9,091	$4	$(124)	$8,971

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2016
Federal agencies:
Residential CMO	$4,189	$7	$(33)	$4,163
Residential MBS	98	3	—	101
Commercial MBS	2,911	10	(5)	2,916
Other agencies	603	2	(4)	601
Total Federal agencies and other agencies	7,801	22	(42)	7,781
Municipal securities	6	—	—	6
Total held-to-maturity securities	$7,807	$22	$(42)	$7,787
The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2017 and 2016:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$2,369	$(26)	$1,019	$(32)	$3,388	$(58)
Residential MBS	974	(7)	—	—	974	(7)
Commercial MBS	3,456	(49)	253	(6)	3,709	(55)
Other agencies	249	(2)	139	(2)	388	(4)
Total Federal agencies and other agencies	7,048	(84)	1,411	(40)	8,459	(124)
Municipal securities	—	—	5	—	5	—
Total temporarily impaired securities	$7,048	$(84)	$1,416	$(40)	$8,464	$(124)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Federal agencies:
Residential CMO	$2,483	$(26)	$186	$(7)	$2,669	$(33)
Residential MBS	20	—	—	—	20	—
Commercial MBS	352	(5)	—	—	352	(5)
Other agencies	414	(4)	—	—	414	(4)
Total Federal agencies and other agencies	3,269	(35)	186	(7)	3,455	(42)
Municipal securities	6	—	—	—	6	—
Total temporarily impaired securities	$3,275	$(35)	$186	$(7)	$3,461	$(42)

Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of December 31, 2017 and 2016, the Company evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Residential mortgage loans sold with servicing retained	$3,985	$3,632	$3,323
Pretax gains resulting from above loan sales (1)	99	97	83

(1)	Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the amortization method for the years ended December 31, 2017 and 2016:

(dollar amounts in millions)	2017	2016
Carrying value, beginning of year	$172	$143
New servicing assets created	44	38
Servicing assets acquired	—	15
Impairment recovery (charge)	1	2
Amortization and other	(26)	(26)
Carrying value, end of year	$191	$172
Fair value, end of year	$191	$173
Weighted-average life (years)	7.1	7.2
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

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2017, and 2016 follows:

	December 31, 2017				December 31, 2016
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.30%		$(5)	$(10)	7.80%		$(5)	$(9)
Spread over forward interest rate swap rates	1,049	bps	(7)	(13)	1,173	bps	(5)	(10)
Additionally, Huntington has MSRs recorded using the fair value method of $11 million and $14 million at December 31, 2017 and 2016, respectively. The change in fair value representing time decay, payoffs and changes in valuation inputs and assumptions for the years ended December 31, 2017 and 2016 was $3 million and $4 million, respectively.
Total servicing, late and other ancillary fees included in mortgage banking income was $56 million, $50 million, and $47 million for the years ended December 31, 2017, 2016, and 2015, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $19.8 billion, $18.9 billion, and $16.2 billion at December 31, 2017, 2016, and 2015, respectively.

Automobile Loans
The following table summarizes activity relating to automobile loans securitized with servicing retained for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(dollar amounts in millions)	2017 (1)	2016	2015
UPB of automobile loans securitized with servicing retained	$—	1,500	750
Net proceeds received in loan securitizations	—	1,552	780
Servicing asset recognized in loan securitizations (2)	—	15	11
Pretax gains resulting from above loan securitizations (3)	—	6	5

(1)	Huntington did not sell or securitize any automobile loans in 2017.

(2)	Recorded in servicing rights.

(3)	Recorded in gain on sale of loans.
Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoffs are faster than expected, then future value would be impaired.
Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2017, and 2016, and the fair value at the end of each period were as follows:

(dollar amounts in millions)	2017	2016
Carrying value, beginning of year	$18	$9
New servicing assets created	—	15
Amortization and other	(10)	(6)
Carrying value, end of year	$8	$18
Fair value, end of year	$9	$18
Weighted-average life (years)	3.5	4.2

Servicing income was $18 million, $9 million, and $5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.0 billion, $1.7 billion, and $0.9 billion at December 31, 2017, 2016, and 2015, respectively.
Small Business Association (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
SBA loans sold with servicing retained	$413	$270	$233
Pretax gains resulting from above loan sales (1)	32	21	19

(1)	Recorded in gain on sale of loans.
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

The following tables summarize the changes in the carrying value of the servicing asset for the years ended December 31, 2017, and 2016:

(dollar amounts in millions)	2017	2016
Carrying value, beginning of year	$21	$20
New servicing assets created	14	9
Amortization and other	(8)	(8)
Carrying value, end of year	$27	$21
Fair value, end of year	$30	$24
Weighted-average life (years)	3.3	3.3

Servicing income was $11 million, $9 million, and $8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.4 billion, $1.1 billion and $1.0 billion at December 31, 2017, 2016, and 2015, respectively.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. We have four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, and Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
A rollforward of goodwill by business segment for the years ended December 31, 2017 and 2016, is presented in the table below:

	Consumer &
	Business	Commercial	Vehicle		Treasury/	Huntington
(dollar amounts in millions)	Banking	Banking	Finance	RBHPCG	Other	Consolidated
Balance, January 1, 2016	$368	$215	$—	$89	$5	$677
Goodwill acquired during the period	1,030	238	—	53	—	1,321
Adjustments	—	—	—	—	(5)	(5)
Balance, December 31, 2016	1,398	453	—	142	—	1,993
Adjustments	—	(28)	—	28	—	—
Balance, December 31, 2017	$1,398	$425	$—	$170	$—	$1,993
Huntington announced a change in its executive leadership team, which became effective at the end of 2017. As a result, Commercial Real Estate is now included as an operating unit in the Commercial Banking segment. During the 2017 second quarter, the previously reported Home Lending segment was included as an operating unit within the Consumer and Business Banking segment. Additionally, the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG during second quarter. As a result, Huntington reclassified a net $28 million of goodwill from the Commercial Banking segment to the RBHPCG segment.
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
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2017 or 2016.

At December 31, 2017 and 2016, Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Value
December 31, 2017
Core deposit intangible	$325		$(61)	$264
Customer relationship	190		(108)	82
Total other intangible assets	$515		$(169)	$346
December 31, 2016
Core deposit intangible	$325		$(27)	$298
Customer relationship	195	(1)	(91)	104
Total other intangible assets	$520		$(118)	$402

(1)
During the 2016 third quarter, certain commercial merchant relationships, which resulted in an intangible of $14 million, were contributed to a joint venture in which Huntington holds a minority interest.

The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2018	$53
2019	50
2020	42
2021	40
2022	38
9. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following at December 31, 2017 and 2016:

	At December 31,
(dollar amounts in millions)	2017	2016
Land and land improvements	$193	$199
Buildings	563	523
Leasehold improvements	240	265
Equipment	746	722
Total premises and equipment	1,742	1,709
Less accumulated depreciation and amortization	(878)	(893)
Net premises and equipment	$864	$816
Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2017, 2016, and 2015 were:

(dollar amounts in millions)	2017	2016	2015
Total depreciation and amortization of premises and equipment	$123	$126	$86
Rental income credited to occupancy expense	14	13	13
10. SHORT-TERM BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at December 31, 2017 and 2016:

	At December 31,
(dollar amounts in millions)	2017	2016
Federal funds purchased and securities sold under agreements to repurchase	$1,318	$1,248
Federal Home Loan Bank advances	3,725	2,425
Other borrowings	13	20
Total short-term borrowings	$5,056	$3,693
Other borrowings consist of borrowings from the U.S. Treasury and other notes payable.

11. LONG-TERM DEBT
Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in millions)	2017	2016
The Parent Company:
Senior Notes:
3.19% Huntington Bancshares Incorporated medium-term notes due 2021	$969	$973
2.33% Huntington Bancshares Incorporated senior note due 2022	953	954
2.64% Huntington Bancshares Incorporated senior note due 2018	399	399
Subordinated Notes:
7.00% Huntington Bancshares Incorporated subordinated notes due 2020	312	320
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	245	248
Sky Financial Capital Trust IV 3.09% junior subordinated debentures due 2036 (1)	74	74
Sky Financial Capital Trust III 3.09% junior subordinated debentures due 2036 (1)	72	72
Huntington Capital I Trust Preferred 2.39% junior subordinated debentures due 2027 (2)	69	69
Huntington Capital II Trust Preferred 2.32% junior subordinated debentures due 2028 (3)	31	32
Camco Financial Statutory Trust I 3.02% due 2037 (4)	4	4
Total notes issued by the parent	3,128	3,145
The Bank:
Senior Notes:
2.24% Huntington National Bank senior notes due 2018	844	844
2.10% Huntington National Bank senior notes due 2018	748	747
2.47% Huntington National Bank senior notes due 2020	694	—
2.55% Huntington National Bank senior notes due 2022	685	—
2.43% Huntington National Bank senior notes due 2020	498	498
2.23% Huntington National Bank senior note due 2019	497	500
1.75% Huntington National Bank senior notes due 2018	496	500
2.97% Huntington National Bank senior notes due 2020	492	495
2.20% Huntington National Bank senior notes due 2020 (5)	300	—
5.04% Huntington National Bank medium-term notes due 2018	35	36
2.23% Huntington National Bank senior note due 2017	—	499
1.42% Huntington National Bank senior notes due 2017 (6)	—	250
Subordinated Notes:
3.86% Huntington National Bank subordinated notes due 2026	238	239
6.67% Huntington National Bank subordinated notes due 2018	129	132
5.45% Huntington National Bank subordinated notes due 2019	77	81
Total notes issued by the bank	5,733	4,821
FHLB Advances:
3.51% weighted average rate, varying maturities greater than one year	7	8
Other:
Huntington Technology Finance nonrecourse debt, 3.63% effective interest rate, varying maturities	263	278
3.57% Huntington Preferred Capital II - Class F securities (7)	75	—
Huntington Technology Finance ABS Trust 2014 1.70% due 2020	—	57
Total other	338	335
Total long-term debt	$9,206	$8,309

(1)	Variable effective rate at December 31, 2017, based on three-month LIBOR +1.400%.

(2)	Variable effective rate at December 31, 2017, based on three-month LIBOR +0.70%

(3)	Variable effective rate at December 31, 2017, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at December 31, 2017, based on three-month LIBOR +1.33%.

(5)	Variable effective rate at December 31, 2017, based on three-month LIBOR + 0.51%

(6)	Variable effective rate at December 31, 2017, based on three-month LIBOR +0.425%.

(7)	Variable effective rate at December 31, 2017, based on three-month LIBOR + 1.880%.
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
In August 2016, FirstMerit Parent Company and Bank subordinated debt with a fair value totaling $520 million was acquired by Huntington as part of the acquisition.
In August 2016, Huntington issued $1.0 billion of senior notes at 99.849% of face value. The senior notes mature on January 14, 2022 and have a fixed coupon rate of 2.3%.
In March 2016, Huntington issued $1.0 billion of senior notes at 99.803% of face value. The senior notes mature on March 14, 2021 and have a fixed coupon rate of 3.15%.
Long-term debt maturities for the next five years and thereafter are as follows:

(dollar amounts in millions)	2018	2019	2020	2021	2022	Thereafter	Total
The Parent Company:
Senior notes	$400	$—	$—	$1,000	$1,000	$—	$2,400
Subordinated notes	—	—	300	—	—	504	804
The Bank:
Senior notes	2,135	500	2,000	—	700	—	5,335
Subordinated notes	125	76	—	—	—	325	526
FHLB Advances	1	—	2	—	—	4	7
Other	27	43	95	48	50	—	263
Total	$2,688	$619	$2,397	$1,048	$1,750	$833	$9,335
These maturities are based upon the par values of the long-term debt.
The terms of the long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2017, Huntington was in compliance with all such covenants.
12. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI in the three years ended December 31, 2017, 2016, and 2015, were as follows:

	2017
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$4	$(2)	$2
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(87)	31	(56)
Less: Reclassification adjustment for net losses (gains) included in net income	26	(9)	17
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(57)	20	(37)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	1	(1)	—
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	3	(1)	2
Less: Reclassification adjustment for net (gains) losses included in net income	1	—	1
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	4	(1)	3
Net change in pension and other post-retirement obligations	—	—	—
Total other comprehensive income (loss)	$(52)	$18	$(34)

	2016
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1	$—	$1
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(203)	70	(133)
Less: Reclassification adjustment for net losses (gains) included in net income	(107)	38	(69)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(309)	108	(201)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	—	—	—
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	2	(1)	1
Less: Reclassification adjustment for net (gains) losses included in net income	—	—	—
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	2	(1)	1
Net change in pension and other post-retirement obligations	38	(13)	25
Total other comprehensive income (loss)	$(269)	$94	$(175)

	2015
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$20	$(7)	$13
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(26)	9	(17)
Less: Reclassification adjustment for net gains (losses) included in net income	(4)	1	(3)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(10)	3	(7)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	—	—	—
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	13	(4)	9
Less: Reclassification adjustment for net losses (gains) losses included in net income	(1)	—	(1)
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	12	(4)	8
Defined benefit pension items	(8)	3	(5)
Net change in pension and post-retirement obligations	(8)	3	(5)
Total other comprehensive income (loss)	$(6)	$2	$(4)
Activity in accumulated OCI for the two years ended December 31, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Unrealized gains (losses) on equity securities	Unrealized gains (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post-retirement obligations	Total
December 31, 2015	$8	$—	$(4)	$(230)	$(226)
Other comprehensive income before reclassifications	(132)	—	1	—	(131)
Amounts reclassified from accumulated OCI to earnings	(69)	—	—	25	(44)
Period change	(201)	—	1	25	(175)
December 31, 2016	(193)	—	(3)	(205)	(401)
Other comprehensive income before reclassifications	(54)	—	2	(10)	(62)
Amounts reclassified from accumulated OCI to earnings	17	—	1	10	28
Period change	(37)	—	3	—	(34)
TCJA, Reclassification from accumulated OCI to retained earnings	(48)	—	—	(45)	(93)
December 31, 2017	$(278)	$—	$—	$(250)	$(528)

(1)
Amount at December 31, 2017 includes $95 million of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Consolidated Statements of Income for the years ended December 31, 2017 and 2016:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in millions)	2017	2016
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(8)	$91	Interest income—held-to-maturity securities—taxable
Realized gain (loss) on sale of securities	(14)	18	Noninterest income—net gains (losses) on sale of securities
OTTI recorded	(4)	(2)	Noninterest income—net gains (losses) on sale of securities
Total before tax	(26)	107
Tax (expense) benefit	9	(38)
Net of tax	$(17)	$69
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$(1)	$—	Interest and fee income—loans and leases
Interest rate contracts	—	—	Noninterest expense—other income
Total before tax	(1)	—
Tax (expense) benefit	—	—
Net of tax	$(1)	$—
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(18)	$(40)	Noninterest expense—personnel costs
Net periodic benefit costs	2	2	Noninterest expense—personnel costs
Total before tax	(16)	(38)
Tax (expense) benefit	6	13
Net of tax	$(10)	$(25)
13. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington's non-cumulative perpetual preferred stock outstanding as of December 31, 2017.

(dollar amounts in millions, except per share amounts)
Series	Description	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series A	Non-cumulative, non-voting, perpetual, convertible	11/14/2008	362,506	363	8.50%	N/A
Series B	Non-cumulative, non-voting, perpetual	12/28/2011	35,500	23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	Non-cumulative, non-voting perpetual	3/21/2016	400,000	386	6.25%	7/15/2021
Series D	Non-cumulative, non-voting perpetual	5/5/2016	200,000	199	6.25%	7/15/2021
Series C	Non-cumulative, non-voting perpetual	8/16/2016	100,000	100	5.875%	1/15/2022
Total			1,098,006	1,071
Each series of preferred stock has a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. All preferred stock, with the exception of Series A, has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
Preferred Series A Stock issued and outstanding
Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock. Since April 15, 2013, at the option of Huntington, the Series A Preferred Stock is subject to conversion into Huntington’s common stock at the prevailing conversion rate if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading-day period. To exercise this right, a notice of mandatory conversion or issuance of a press release must be published by Huntington with the conversion date being no later than 20 days after providing the notice of conversion.

Preferred Series B Stock issued and outstanding
Dividends on the Preferred B Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at a floating rate equal to three-month LIBOR plus a spread of 2.70% per year on the liquidation preference of $1,000 per share, equivalent to $25 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on January 15, 2012, or the next business day if any such day is not a business day.
The Preferred B Stock is perpetual and has no maturity date. Huntington may redeem the Preferred B Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after January 15, 2017 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends and, in the case of a redemption following a regulatory capital treatment event, the pro-rated portion of dividends, whether or not declared, for the dividend period in which the such redemption occurs. If Huntington redeems the Preferred B Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred B Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred B Stock. Any redemption of the Preferred B Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.
Preferred Series C Stock issued and outstanding
Dividends on the Preferred C Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 5.875% per year on the liquidation preference of $1,000 per share, equivalent to $25 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on October 15, 2016, or the next business day if any such day is not a business day.
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
2017 Share Repurchase Program
During 2017, Huntington repurchased a total of 19.4 million shares of common stock at a weighted average share price of $13.38.

2017 Comprehensive Capital Analysis and Review (CCAR)
On June 28, 2017, Huntington was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted in the 2017 CCAR. These actions included a 38% increase in quarterly dividend per common share to $0.11, starting in the fourth quarter of 2017, the repurchase of up to $308 million of common stock over the next four quarters (July 1, 2017 through June 30, 2018), subject to authorization by the Board of Directors, and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities.
14. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock (See Note 13). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The 2017 total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for each of the three years ended December 31 was as follows:

	Year Ended December 31,
(dollar amounts in millions, except per share amounts)	2017	2016	2015
Basic earnings per common share:
Net income	$1,186	$712	$693
Preferred stock dividends	(76)	(65)	(32)
Net income available to common shareholders	$1,110	$647	$661
Average common shares issued and outstanding (000)	1,084,686	904,438	803,412
Basic earnings per common share	$1.02	$0.72	$0.82
Diluted earnings per common share:
Net income available to common shareholders	$1,110	$647	$661
Effect of assumed preferred stock conversion	31	—	—
Net income applicable to diluted earnings per share	$1,141	$647	$661
Average common shares issued and outstanding (000)	1,084,686	904,438	803,412
Dilutive potential common shares
Stock options and restricted stock units and awards	17,883	11,728	11,633
Shares held in deferred compensation plans	3,160	2,486	1,912
Other	30,457	138	172
Dilutive potential common shares	51,500	14,352	13,717
Total diluted average common shares issued and outstanding (000)	1,136,186	918,790	817,129
Diluted earnings per common share	$1.00	$0.70	$0.81
Approximately 1.0 million, 3.1 million, and 1.6 million options to purchase shares of common stock outstanding at the end of December 31, 2017, 2016, and 2015, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.
15. SHARE-BASED COMPENSATION
Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income. Stock options and awards are granted at the closing market price on the date of the grant. Options granted typically vest ratably over four years or when other conditions are met. Stock options, which represented a portion of the grant values, have no intrinsic value until the stock price increases. Options granted on or after May 1, 2015 have a contractual term of ten years. All options granted on or before April 30, 2015 have a contractual term of seven years.
2015 Long-Term Incentive Plan
In 2015, shareholders approved the Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan (the 2015 Plan). Shares remaining under the 2012 Long-Term Incentive Plan have been incorporated into the 2015 Plan. Accordingly, the total number of shares authorized for awards under the 2015 Plan is 30 million shares. At December 31, 2017, 8 million shares from the Plan were available for future grants.
Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2017, Huntington believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2018.
The following table presents total share-based compensation expense and related tax benefit for the three years ended December 31, 2017, 2016, and 2015:

(dollar amounts in millions)	2017	2016	2015
Share-based compensation expense	$92	$66	$51
Tax benefit	32	22	18
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
The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted in the three years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Assumptions
Risk-free interest rate	2.04%	1.63%	2.13%
Expected dividend yield	3.31	3.18	2.57
Expected volatility of Huntington’s common stock	29.5	30.0	29.0
Expected option term (years)	6.5	6.5	6.5
Weighted-average grant date fair value per share	$2.81	$2.17	$2.57
Huntington’s stock option activity and related information for the year ended December 31, 2017, was as follows:

(dollar amounts in millions, except per share and options amounts)	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	14,874	$7.50
Granted	1,486	13.09
Exercised	(2,372)	6.72
Forfeited/expired	(70)	11.17
Outstanding at December 31, 2017	13,918	$8.21	3.5	$88
Expected to vest (1)	3,508	$11.33	8.0	$11
Exercisable at December 31, 2017	10,311	$7.11	1.9	$77

(1)	The number of options expected to vest includes an estimate of 99 thousand shares expected to be forfeited.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the years ended December 31, 2017, 2016, and 2015, cash received for the exercises of stock options was $11 million, $14 million and $26 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $5 million, $3 million and $7 million in 2017, 2016, and 2015, respectively.
Huntington also grants restricted stock, restricted stock units, performance share awards, and other stock-based awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share awards are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards reflects the closing market price of Huntington's common stock on the grant date.

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of December 31, 2017, and activity for the year ended December 31, 2017:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Awards
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2017 (000)	656	$9.68	14,733	$9.61	3,307	$9.63
Granted	—	—	6,232	13.45	1,278	12.18
Assumed	—	—	—	—	—	—
Vested	(174)	9.68	(4,267)	8.72	(1,550)	9.00
Forfeited	(34)	9.68	(539)	10.91	(17)	11.07
Nonvested at December 31, 2017 (000)	448	$9.68	16,159	$11.26	3,018	$10.67
The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2017, 2016, and 2015 were $11.13, $9.59, and $10.86, respectively. The total fair value of awards vested during the years ended December 31, 2017, 2016, and 2015 was $53 million, $31 million, and $30 million, respectively. As of December 31, 2017, the total unrecognized compensation cost related to nonvested awards was $93 million with a weighted-average expense recognition period of 2.3 years.
16. BENEFIT PLANS
Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2017. At December 31, 2017 Huntington and FirstMerit pension plans merged into a single legal entity, combining the respective plans' obligations and assets. As such, a single set of assumptions were selected for the merged entity, reflecting timing of cash flows, funded status, investment allocation, and any other relevant considerations, on a combined basis.
In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement healthcare benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage. The employer paid portion of the post-retirement health and life insurance plan was eliminated for employees retiring on and after March 1, 2010. Eligible employees retiring on and after March 1, 2010, who elect retiree medical coverage, will pay the full cost of this coverage. Huntington does not provide any employer paid life insurance to employees retiring on and after March 1, 2010. Eligible employees will be able to convert or port their existing life insurance at their own expense under the same terms that are available to all terminated employees.
On January 1, 2015, Huntington terminated the company sponsored retiree health care plan for Medicare eligible retirees and their dependents. Instead, Huntington will partner with a third-party to assist the retirees and their dependents in selecting individual policies from a variety of carriers on a private exchange. This plan amendment resulted in a measurement of the liability at the approval date. The result of the measurement was a $5 million reduction of the liability and increase in AOCI. It will also result in a reduction of expense over the estimated life of plan participants.
Huntington executed a life insurance buyout for the remaining life insurance benefits of FirstMerit retired participants. The buyout was executed in December 2017 for $4 million and is being reflected as a settlement in the projected benefit obligation at the end of the year.

The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2017 and 2016, and the net periodic benefit cost for the years then ended:

	Pension Benefits		Post-Retirement Benefits
	2017	2016	2017	2016
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.73%	4.38%	3.34%	3.64%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.38	4.54	3.64	3.81
Expected return on plan assets	6.50	6.75	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
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
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits		Post-Retirement Benefits
(dollar amounts in millions)	2017	2016	2017	2016
Projected benefit obligation at beginning of measurement year	$851	$1,084	$14	$15
Changes due to:
Service cost	3	5	—	—
Interest cost	30	30	—	—
Benefits paid	(27)	(20)	(2)	(1)
Settlements	(31)	(203)	(4)	—
Plan amendments	—	—	(2)	—
Actuarial assumptions and gains and losses	74	(45)	1	—
Total changes	49	(233)	(7)	(1)
Projected benefit obligation at end of measurement year	$900	$851	$7	$14
The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2017 and 2016 measurement dates:

	Pension Benefits
(dollar amounts in millions)	2017	2016
Fair value of plan assets at beginning of measurement year	$841	$874
Changes due to:
Actual return on plan assets	118	37
Employer Contributions	—	150
Settlements	(29)	(199)
Benefits paid	(27)	(21)
Total changes	62	(33)
Fair value of plan assets at end of measurement year	$903	$841
Huntington’s accumulated benefit obligation under the Plan was $900 million and $851 million at December 31, 2017 and 2016. As of December 31, 2017, the difference between the accumulated benefit obligation and the fair value of Huntington's plan assets was $3 million and is recorded in noncurrent liabilities.

The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2017:

	Pension Benefits			Post-Retirement Benefits
(dollar amounts in millions)	2017	2016	2015	2017	2016	2015
Service cost	$3	$5	$2	$—	$—	$—
Interest cost	30	30	32	—	—	—
Expected return on plan assets	(55)	(45)	(44)	—	—	—
Amortization of prior service credit	—	—	—	(2)	(2)	(2)
Amortization of (gain) / loss	7	7	8	—	—	—
Settlements	11	(8)	12	—	—	(3)
Benefit costs	$(4)	$(11)	$10	$(2)	$(2)	$(5)
Included in benefit costs are $2 million, $2 million, and $4 million of plan expenses that were recognized in the three years ended December 31, 2017, 2016, and 2015. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2018, Huntington expects net periodic pension benefit, excluding any expense of settlements, to approximate $9 million for 2018. The post-retirement medical and life subsidy was eliminated for anyone who retires on or after March 1, 2010. As such, there were no incremental net periodic post-retirement benefits costs associated with this plan.
The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is zero, $2 million, and a $8 million benefit, respectively.
At December 31, 2017 and 2016, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, money market funds, and mutual funds as follows:

	Fair Value
(dollar amounts in millions)	2017		2016
Cash equivalents:
Mutual Funds-money market	$14	2%	$21	3%
U.S. Treasury bills	5	1	—	—
Fixed income:
Corporate obligations	293	32	218	26
U.S. Government obligations	216	24	165	19
Mutual funds-fixed income	—	—	51	6
U.S. Government Agencies	23	3	10	1
Equities:
Mutual funds-equities	118	13	150	18
Common stock	158	17	182	22
Preferred stock	5	1	5	1
Exchange Traded Funds	58	6	28	3
Limited Partnerships	13	1	11	1
Fair value of plan assets	$903	100%	$841	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. For an explanation of the fair value hierarchy, refer to Note 1 “Significant Accounting Policies” under the heading “Fair Value Measurements”. At December 31, 2017, cash equivalent money market funds and U.S. Treasury bills are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Mutual funds are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. The mutual funds held by the Plan are actively traded and are classified as Level 1. Corporate obligations, U.S. government obligations, and U.S. government securities are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Common and preferred stock are valued using the year-end closing price as determined by a national securities exchange and are classified as Level 1. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
In general, investments of the Plan are exposed to various risks such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2017, Plan assets were invested 3% in cash and cash equivalents, 38% in equity investments, and 59% in bonds, with an average duration of 13.7 years on bond investments. The estimated life of benefit obligations was 13.5 years.

Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.
At December 31, 2017, the following table shows when benefit payments were expected to be paid:

(dollar amounts in millions)	Pension Benefits	Post-Retirement Benefits
2018	$50	$1
2019	49	1
2020	48	1
2021	47	1
2022	47	1
2023 through 2027	233	2
Although not required, a cash contribution can be made to the Plan up to the maximum deductible limit in the plan year. Anticipated contributions for 2018 to the post-retirement benefit plan are zero.
The 2018 healthcare cost trend rate is projected to be 6.6% for participants. This rate is assumed to decrease gradually until it reaches 4.5% in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.
Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2017 and 2016, Huntington has an accrued pension liability of $35 million and $33 million, respectively, associated with these plans. Pension expense for the plans was $1 million, $1 million, and $1 million in 2017, 2016, and 2015, respectively.
The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2017 and 2016, for all defined benefit plans:

(dollar amounts in millions)	2017	2016
Noncurrent liabilities	$78	$189
The following tables present the amounts recognized in OCI as of December 31, 2017, 2016, and 2015, and the changes in accumulated OCI for the years ended December 31, 2017, 2016, and 2015:

(dollar amounts in millions)	2017	2016	2015
Net actuarial loss	$(264)	$(217)	$(244)
Prior service cost	14	12	14
Defined benefit pension plans	$(250)	$(205)	$(230)

	2017
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Balance, beginning of year	$(316)	$111	$(205)
Net actuarial (loss) gain:
Amounts arising during the year	(16)	6	(10)
Amortization included in net periodic benefit costs	18	(7)	11
TCJA, Reclassification from accumulated OCI to retained earnings			(47)
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(2)	1	(1)
TCJA, Reclassification from accumulated OCI to retained earnings			2
Balance, end of year	$(316)	$111	$(250)

	2016
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Balance, beginning of year	$(354)	$124	$(230)
Net actuarial (loss) gain:
Amounts arising during the year	38	(13)	25
Amortization included in net periodic benefit costs	2	(1)	1
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(2)	1	(1)
Balance, end of year	$(316)	$111	$(205)

	2015
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Balance, beginning of year	$(347)	$121	$(226)
Net actuarial (loss) gain:
Amounts arising during the year	(25)	9	(16)
Amortization included in net periodic benefit costs	20	(7)	13
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(2)	1	(1)
Balance, end of year	$(354)	$124	$(230)
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan. For 2016, a discretionary profit-sharing contribution equal to 1% of eligible participants’ annual base pay was awarded. For 2017, the discretionary profit-sharing targets were not met.
The following table shows the costs of providing the defined contribution plan:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Defined contribution plan	$35	$36	$32
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in millions, except share amounts)	2017	2016
Shares in Huntington common stock (000)	13,566	11,748
Market value of Huntington common stock	$198	$162
Dividends received on shares of Huntington stock	4	4
17. INCOME TAXES
On December 22, 2017, the U.S. government enacted the TCJA, a comprehensive tax legislation which, among other things, reduced the federal income tax rate for C corporations from 35% to 21% effective on January 1, 2018. The TCJA makes broad and complex changes to the Internal Revenue Code which will impact the Company, including reduction of the U.S. corporate income tax rate as well as introduction of business-related exclusions, deductions and credits. The effects of the TCJA have been recorded in the fourth quarter 2017 and its impact to the Company’s Consolidated Financial Statements are included and described within this footnote.
The Company’s deferred federal and state income tax and related valuation accounts represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at December 31, 2017. The Company recognized a $123 million tax benefit in the Company’s Consolidated Statement of Income for the year ended December 31, 2017 as a result of the TCJA, of which the benefit recorded is primarily attributable to the revaluation of net deferred tax liabilities.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The IRS is currently examining our 2010 and

2011 consolidated federal income tax returns. While the statute of limitations remains open for tax years 2012 through 2016, the IRS has advised that tax years 2012 through 2014 will not be audited, and plans to begin the examination of the 2015 federal income tax return during the 2018 first quarter. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2017, Huntington had gross unrecognized tax benefits of $50 million in income tax liability related to uncertain tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. It is reasonably possible that the liability for gross unrecognized tax benefits could decrease by $50 million during the next 12 months due to the completion of tax authority examinations.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in millions)	2017	2016
Unrecognized tax benefits at beginning of year	$24	$23
Gross increases for tax positions taken during current period	—	1
Gross increases for tax positions taken during prior years	26	—
Unrecognized tax benefits at end of year	$50	$24
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized interest expense of less than one million dollars for each of the years ended December 31, 2017, 2016 and 2015. Total interest accrued was less than one million at December 31, 2017 and 2016. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Current tax provision (benefit)
Federal	$41	$40	$146
State	(1)	3	6
Total current tax provision (benefit)	40	43	152
Deferred tax provision (benefit)
Federal	151	161	67
State	17	4	2
Total deferred tax provision (benefit)	168	165	69
Provision (benefit) for income taxes	$208	$208	$221
The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Provision for income taxes computed at the statutory rate	$488	$322	$320
Increases (decreases):
Tax-exempt income	(31)	(27)	(21)
Tax-exempt bank owned life insurance income	(23)	(20)	(18)
General business credits	(71)	(64)	(48)
Capital loss	(67)	(46)	(46)
Impact from TCJA	(123)	—	—
Affordable housing investment amortization, net of tax benefits	46	37	32
State income taxes, net	11	5	5
Stock based compensation	(13)	(4)	—
Other	(9)	5	(3)
Provision (benefit) for income taxes	$208	$208	$221

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
(dollar amounts in millions)	2017 (1)	2016 (2)
Deferred tax assets:
Allowances for credit losses	$162	$255
Tax credit carryforward	153	76
Fair value adjustments	142	217
Net operating and other loss carryforward	108	141
Accrued expense/prepaid	17	64
Market discount	10	8
Pension and other employee benefits	—	35
Partnership investments	7	23
Other assets	6	11
Total deferred tax assets	605	830
Deferred tax liabilities:
Lease financing	249	325
Loan origination costs	116	138
Deferred dividend income	77	—
Purchase accounting adjustments	68	74
Operating assets	53	54
Mortgage servicing rights	39	51
Securities adjustments	6	56
Pension and other employee benefits	5	—
Other liabilities	18	9
Total deferred tax liabilities	631	707
Net deferred tax (liability) asset before valuation allowance	(26)	123
Valuation allowance	(6)	(5)
Net deferred tax (liability) asset	$(32)	$118

(1)	2017 balances reflect federal statutory tax rate 21%.

(2)	2016 balances reflect federal statutory tax rate 35%.
At December 31, 2017, Huntington’s net deferred tax asset related to loss and other carryforwards was $261 million. This was comprised of federal net operating loss carryforwards of $65 million, which will begin expiring in 2023, $42 million of state net operating loss carryforwards, which will begin expiring in 2018, an alternative minimum tax credit carryforward of $121 million, which will be fully utilized or refunded by 2022, a general business credit carryforward of $32 million, which will begin expiring in 2037, and a charitable contribution carryforward of $1 million, which will begin expiring in 2020.
In prior periods, Huntington established a valuation allowance against deferred tax assets for state deferred tax assets, and state net operating loss carryforwards. The state valuation allowance was based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax assets and state net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted taxable income within applicable jurisdictions, the Company believes that it is more likely than not, portions of the state deferred tax assets and state net operating loss carryforwards will be realized. As a result of this analysis, the state valuation allowance was $6 million at December 31, 2017 compared to $5 million at December 31, 2016.
At December 31, 2017, retained earnings included approximately $12 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $3 million at December 31, 2017.

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
Huntington elected the fair value option for consumer loans with deteriorated credit quality acquired from FirstMerit in accordance with ASC 825 to allow for operational efficiencies not normally associated with purchased credit impaired loans. The consumer loans are classified as Level 3. The key assumption used to determine the fair value of the consumer loans is discounted cash flows.
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third-party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 78% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities other than the CDO-preferred securities portfolio, certain municipal securities and other securities. For Level 2 securities Huntington uses various methods and techniques to corroborate prices obtained from the pricing service, including references to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 21% of our positions are Level 3, and consist of CDO-preferred securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
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
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$413	$—	$—	$413
Loans held for investment	—	55	38	—	93
Trading account securities:
Other securities	83	3	—	—	86
	83	3	—	—	86
Available-for-sale and other securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,484	—	—	6,484
Residential MBS		1,367			1,367
Commercial MBS		2,487			2,487
Other agencies	—	70	—	—	70
Municipal securities	—	711	3,167	—	3,878
Asset-backed securities	—	443	24	—	467
Corporate debt	—	109	—	—	109
Other securities	20	1	—	—	21
	25	11,672	3,191	—	14,888
MSRs	—	—	11	—	11
Derivative assets	—	316	6	(190)	132
Liabilities
Derivative liabilities	—	326	5	(245)	86
Short-term borrowings	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2016
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$438	$—	$—	$438
Loans held for investment	—	34	48	—	82
Trading account securities:
Municipal securities	—	1	—	—	1
Other securities	132	—	—	—	132
	132	1	—	—	133
Available-for-sale and other securities:
U.S. Treasury securities	6	—	—	—	6
Residential CMOs	—	6,810	—	—	6,810
Residential MBS		200			200
Commercial MBS		3,663			3,663
Other agencies	—	73	—	—	73
Municipal securities	—	452	2,798	—	3,250
Asset-backed securities	—	718	76	—	794
Corporate debt	—	199	—	—	199
Other securities	16	4	—	—	20
	22	12,119	2,874	—	15,015
MSRs	—	—	14	—	14
Derivative assets	—	414	6	(182)	238
Liabilities
Derivative liabilities	—	363	8	(272)	99
Short-term borrowings	—	—	—	—	—

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2017, 2016, and 2015 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Year Ended December 31, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$14	$(2)	$2,798	$76	$48
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(15)	—	—	—
Total gains/losses for the period:
Included in earnings	(3)	16	(2)	(5)	1
Included in OCI	—	—	(8)	14	—
Purchases/originations	—	—	787	—	—
Sales	—	—	—	(60)	—
Repayments	—	—	—	—	(11)
Settlements	—	—	(408)	(1)	—
Closing balance	$11	$(1)	$3,167	$24	$38
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(3)	$—	$—	$(4)	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Year Ended December 31, 2016
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$18	$6	$2,095	$100	$2
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(7)	—	—	—
Total gains/losses for the period:
Included in earnings	(4)	(1)	7	(2)	(2)
Included in OCI	—	—	(28)	6	—
Purchases/originations	—	—	1,399	—	56
Sales	—	—	(37)	(25)	—
Repayments	—	—	—	—	(8)
Settlements	—	—	(638)	(3)	—
Closing balance	$14	$(2)	$2,798	$76	$48
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(4)	$(1)	$(33)	$4	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Year Ended December 31, 2015
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Loans held for investment
Balance, beginning of year	$23	$3	$1,418	$30	$83	$10
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(5)	5	—	—	(3)	—
Included in OCI	—	—	(4)	2	25	—
Purchases/originations	—	—	1,002	—	—	—
Sales	—	—	(10)	(30)	—	—
Repayments	—	—	—	—	—	(8)
Settlements	—	—	(311)	(2)	(5)	—
Balance, end of year	$18	$6	$2,095	$—	$100	$2
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(5)	$5	$—	$—	$(3)	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2017, 2016, and 2015:

	Level 3 Fair Value Measurements Year Ended December 31, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(3)	$16	$—	$—	$—
Securities gains (losses)	—	—	—	(5)	—
Interest and fee income	—	—	(2)	—	—
Noninterest income	—	—	—	—	1
Total	$(3)	$16	$(2)	$(5)	$1

	Level 3 Fair Value Measurements Year Ended December 31, 2016
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(4)	$(1)	$—	$—	$—
Securities gains (losses)	—	—	1	(2)	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	6	—	(2)
Total	$(4)	$(1)	$7	$(2)	$(2)

	Level 3 Fair Value Measurements Year Ended December 31, 2015
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(5)	$5	$—	$—	$—
Securities gains (losses)	—	—	—	(3)	—
Interest and fee income	—	—	—	—	—
Noninterest income	—	—	—	—	—
Total	$(5)	$5	$—	$(3)	$—
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2017
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$413	$400	$13	$1	$1	$—
Loans held for investment	93	102	(9)	10	11	(1)

	December 31, 2016
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$438	$434	$4	$—	$—	$—
Loans held for investment	82	92	$(10)	8	11	$(3)
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the years ended December 31, 2017, 2016, and 2015:

	Net gains (losses) from fair value changes Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Assets
Loans held for sale	$8	$7	$(2)
Loans held for investment	—	—	(1)

Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2017, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Year ended December 31, 2017
MSRs	$190	$—	$—	$190	$1
Impaired loans	36	—	—	36	(5)
Other real estate owned	33	—	—	33	(2)
MSRs accounted for under the amortization method are subject to nonrecurring fair value measurement when the fair value is lower than the carrying amount.
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ALLL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.
Other real estate owned properties are included in accrued income and other assets and valued based on appraisals and third-party price opinions.
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of December 31, 2017.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$11	Discounted cash flow	Constant prepayment rate	8% - 33% (12%)
			Spread over forward interest rate swap rates	8% - 10% (8%)
Derivative assets	6	Consensus Pricing	Net market price	-5% - 20% (2%)
			Estimated Pull through %	3% - 100% (75%)
Derivative liabilities	5	Discounted cash flow	Estimated conversion factor	165%
			Estimated growth rate of Visa Class A shares	7%
			Discount rate	3%
			Timing of the resolution of the litigation	12/31/2017 - 06/30/2020
Municipal securities	3,167	Discounted cash flow	Discount rate	0% - 10% (4%)
			Cumulative default	0% - 64% (3%)
			Loss given default	5% - 90% (24%)
Asset-backed securities	24	Discounted cash flow	Discount rate	7% - 7% (7%)
			Cumulative prepayment rate	0% - 72% (7%)
			Cumulative default	3% - 53% (7%)
			Loss given default	90% - 100% (98%)
			Cure given deferral	50% - 50% (50%)
Loans held for investment	38	Discounted cash flow	Discount rate	7% - 18% (8%)
			Constant prepayment rate	2% - 22% (9%)
Measured at fair value on a nonrecurring basis:
MSRs	190	Discounted cash flow	Constant prepayment rate	6% - 21% (8%)
			Spread over forward interest rate swap rates	2% - 20% (10%)
Impaired loans	36	Appraisal value	NA	NA
Other real estate owned	33	Appraisal value	NA	NA
The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below.
A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement of Level 3 instruments. In general, prepayment rates increase when market interest rates decline and decrease when market interest rates rise and higher prepayment rates generally resulting in lower fair values for MSR assets asset-backed securities.
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(dollar amounts in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,567	$1,567	$1,443	$1,443
Trading account securities	86	86	133	133
Loans held for sale	488	491	513	516
Available-for-sale and other securities	15,469	15,469	15,563	15,563
Held-to-maturity securities	9,091	8,971	7,807	7,787
Net loans and direct financing leases	69,426	69,146	66,324	66,295
Derivatives	132	132	238	238
Financial Liabilities:
Deposits	77,041	77,010	75,608	76,161
Short-term borrowings	5,056	5,056	3,693	3,693
Long-term debt	9,206	9,402	8,309	8,387
Derivatives	86	86	98	98
The following table presents the level in the fair value hierarchy for the estimated fair values of Huntington’s financial instruments at fair value at December 31, 2017 and December 31, 2016:

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets:
Trading account securities	$83	$3		$86
Loans held for sale	—	413	78	491
Available-for-sale and other securities	25	11,672	3,191	14,888
Held-to-maturity securities	—	8,971	—	8,971
Net loans and direct financing leases	—	—	69,146	69,146
Financial Liabilities:
Deposits	—	73,975	3,035	77,010
Short-term borrowings	—	—	5,056	5,056
Long-term debt	—	8,944	458	9,402

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2016
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets:
Held-to-maturity securities	$—	$7,787	$—	$7,787
Net loans and direct financing leases	—	—	66,295	66,295
Financial Liabilities:
Deposits	—	72,319	3,842	76,161
Short-term borrowings	1	—	3,692	3,693
Long-term debt	—	7,980	407	8,387
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
Loans and Direct Financing Leases
Variable-rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans and leases are estimated using discounted cash flow analyses and employ discount rates based on current interest rates offered for loans and leases for similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of expected losses and the credit risk associated in the loan and lease portfolio. The valuation of the loan portfolio reflected discounts that Huntington believed are consistent with transactions occurring in the marketplace.
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
The following table presents the fair values of all derivative instruments included in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	December 31, 2017		December 31, 2016
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$22	$121	$46	$100
Derivatives not designated as Hedging Instruments
Interest rate contracts (1)	187	100	233	141
Foreign exchange contracts	18	18	23	20
Commodities contracts	92	87	108	104
Equity contracts	3	5	10	6
Total Contracts	$322	$331	$420	$371

(1)	Includes derivative assets and liabilities used in mortgage banking activities.

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
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2017 and December 31, 2016, identified by the underlying interest rate-sensitive instruments:

	December 31, 2017
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$—	$—
Subordinated notes	950	—	950
Long-term debt	7,425	—	7,425
Total notional value at December 31, 2017	$8,375	$—	$8,375

	December 31, 2016
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$3,325	$3,325
Subordinated notes	950	—	950
Long-term debt	6,525	—	6,525
Total notional value at December 31, 2016	$7,475	$3,325	$10,800
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at December 31, 2017 and December 31, 2016:

	December 31, 2017
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$—	0	$—	—%	—%
Liability conversion swaps
Receive fixed—generic	8,375	2.5	(99)	1.56	1.44
Total swap portfolio at December 31, 2017	$8,375	2.5	$(99)	1.56%	1.44%

	December 31, 2016
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$3,325	0.6	$(2)	1.04%	0.91%
Liability conversion swaps
Receive fixed—generic	7,475	3.1	(52)	1.49	0.88
Total swap portfolio at December 31, 2016	$10,800	2.3	$(54)	1.35%	0.89%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $23 million, $72 million, and $108 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$—	$—	$(1)
Change in fair value of hedged deposits (1)	—	—	1
Change in fair value of interest rate swaps hedging subordinated notes (2)	(14)	(48)	(8)
Change in fair value of hedged subordinated notes (2)	17	45	8
Change in fair value of interest rate swaps hedging long-term debt (2)	(39)	(74)	4
Change in fair value of hedged other long-term debt (2)	37	67	(4)

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

Cash Flow Hedges
The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion) (pre-tax)
(dollar amounts in millions)	2017	2016	2015		2017	2016	2015
Interest rate contracts
Loans	$2	$1	$9	Interest and fee income—loans and leases	$1	$—	$(1)
Total	$2	$1	$9		$1	$—	$(1)
Gains and losses on swaps related to loans are recorded in interest income and interest expense, respectively.
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
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

Derivatives used in mortgage banking activities	December 31, 2017		December 31, 2016
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Interest rate lock agreements	$6	$—	$6	$2
Forward trades and options	1	—	13	1
Total derivatives used in mortgage banking activities	$7	$—	$19	$3
MSR hedging activity
Huntington’s MSR economic hedging activity uses derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.

The total notional value of these derivative financial instruments at December 31, 2017 and 2016, was $188 million and $308 million, respectively. The total notional amount at December 31, 2017 corresponds to trading liabilities with a fair value of $3 million. Net trading gains (losses) related to MSR hedging for the years ended December 31, 2017, 2016, and 2015, were less than $1 million, $(1) million, and $(2) million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2017 and December 31, 2016, were $88 million and $80 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $22 billion and $21 billion at December 31, 2017 and December 31, 2016, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $119 million and $196 million at the same dates, respectively.
Visa® related Swap
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At December 31, 2017, the combined fair value of the swap liabilities of $5 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
Financial assets and liabilities that are offset in the Consolidated Balance Sheets
All derivatives are carried on the Consolidated Balance Sheets at fair value. Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. Cash collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with two primary groups: broker-dealers and banks, and Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.
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
At December 31, 2017 and December 31, 2016, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $30 million and $26 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At December 31, 2017, Huntington pledged $122 million of investment securities and cash collateral to counterparties, while other counterparties pledged $75 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016:

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
December 31, 2017	Derivatives	$322	$(190)	$132	$(11)	$(18)	$103
December 31, 2016	Derivatives	420	(182)	238	(34)	(5)	199

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
December 31, 2017	Derivatives	$331	$(245)	$86	$—	$(21)	$65
December 31, 2016	Derivatives	371	(272)	99	(8)	(24)	67
20. VIEs
Consolidated VIEs
Certain loan and lease securitization trusts are consolidated at December 31, 2016. During the 2017 fourth quarter, Huntington canceled the Series 2014A Trust. As a result, any remaining assets at the time of the cancellation were no longer part of the trust.
The following table present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Consolidated Balance Sheet at December 31, 2016:

	December 31, 2016
	Huntington Technology Funding Trust	Other Consolidated VIEs	Total
(dollar amounts in millions)	Series 2014A
Assets:
Cash	$2	$—	$2
Net loans and leases	70	—	70
Accrued income and other assets	—	—	—
Total assets	$72	$—	$72
Liabilities:
Other long-term debt	$57	$—	$57
Accrued interest and other liabilities	—	—	—
Total liabilities	57	—	57
Equity:
Beneficial Interest owned by third party	$14	—	14
Total liabilities and equity	$71	$—	$71
The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at December 31, 2017, and 2016:

	December 31, 2017
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$7	$—	$7
2015-1 Automobile Trust	1	—	1
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	636	335	636
Other Investments	117	53	117
Total	$775	$640	$761

	December 31, 2016
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$15	$—	$15
2015-1 Automobile Trust	2	—	2
Trust Preferred Securities	14	253	—
Affordable Housing Tax Credit Partnerships	577	293	577
Other Investments	79	42	79
Total	$687	$588	$673
Automobile Securitizations
The following table provides a summary of automobile transfers to trusts in separate securitization transactions.

(dollar amounts in millions)	Year	Amount Transferred
2016-1 Automobile Trust	2016	$1,500
2015-1 Automobile Trust	2015	750
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

A list of trust-preferred securities outstanding at December 31, 2017 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	2.39%	(2)	$70	$6
Huntington Capital II	2.32	(3)	32	3
Sky Financial Capital Trust III	3.09	(4)	72	2
Sky Financial Capital Trust IV	3.09	(4)	74	2
Camco Financial Trust	3.02	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at December 31, 2017, based on three-month LIBOR + 0.70%.

(3)	Variable effective rate at December 31, 2017, based on three-month LIBOR + 0.625%.

(4)	Variable effective rate at December 31, 2017, based on three-month LIBOR + 1.40%.

(5)	Variable effective rate at December 31, 2017, based on three month LIBOR + 1.33%.
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
Affordable Housing Tax Credit Partnerships
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2017 and 2016.

(dollar amounts in millions)	December 31, 2017	December 31, 2016
Affordable housing tax credit investments	$996	$877
Less: amortization	(360)	(300)
Net affordable housing tax credit investments	$636	$577
Unfunded commitments	$335	$293
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Tax credits and other tax benefits recognized	$91	$80	$60
Proportional amortization method
Tax credit amortization expense included in provision for income taxes (1)	70	53	43
Equity method
Tax credit investment losses included in noninterest income	—	1	—

(1)	Includes an adjustment of $4 million tax related to the TCJA for the year ended December 31, 2017.
There were no material sales of affordable housing tax credit investments in 2017, 2016 or 2015. Huntington recognized immaterial impairment losses for the years ended December 31, 2017, 2016 and 2015. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.

Other Investments
Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
21. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2017, and December 31, 2016 were as follows:

	At December 31,
(dollar amounts in millions)	2017	2016
Contract amount represents credit risk
Commitments to extend credit:
Commercial	$16,219	$15,190
Consumer	13,384	12,236
Commercial real estate	1,366	1,698
Standby letters of credit	510	637
Commercial letters-of-credit	21	5
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $10 million and $8 million at December 31, 2017 and December 31, 2016, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At December 31, 2017 and 2016, Huntington had commitments to sell residential real estate loans of $0.7 billion and $0.8 billion, respectively. These contracts mature in less than one year.
Litigation and Regulatory Matters
In the ordinary course of business, Huntington is routinely a defendant in or party to pending and threatened legal and regulatory actions and proceedings.
In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, Huntington generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each matter may be.
Huntington establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Huntington thereafter continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $55 million at December 31, 2017 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position of Huntington. Further, management believes that amounts previously accrued are adequate to address Huntington’s contingent liabilities. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Huntington’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Huntington’s results of operations for any particular reporting period.
Meoli v. The Huntington National Bank (Cyberco Litigation). The Bank has been named a defendant in a lawsuit arising from the Bank’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco). Cyberco allegedly defrauded equipment lessors and financial institutions, including Huntington, in financing the purchase of computer equipment from Teleservices Group, Inc. (Teleservices), which itself later proved to be a shell corporation. Bankruptcy proceedings for both Cyberco and Teleservices ensued.
In an adversary proceeding brought by the bankruptcy trustee for Teleservices in the U.S. District Court for the Western District of Michigan on September 28, 2015, judgment was rendered against Huntington in the amount of $72 million plus costs and pre- and post-judgment interest. Huntington appealed the judgment to the U.S. Sixth Circuit Court of Appeals, which, on February 8, 2017, reversed the judgment in part and remanded the case for further proceedings. After further briefing in the bankruptcy court on liability and the appropriate calculation of damages, the parties have reached an agreement in principle with the bankruptcy trustee on January 31, 2018 to settle the matter. Notice of the settlement must be provided to all parties-in-interest to the bankruptcy proceedings. A hearing in the bankruptcy court is scheduled for March, 19, 2018 to address any objections to the settlement and obtain bankruptcy court approval.
Powell v. The Huntington National Bank.  The Bank is a defendant in a putative class action filed on October 15, 2013 alleging Huntington charged late fees on mortgage loans in a method that violated West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. Huntington filed a motion for summary judgment on the plaintiffs’ claims, which was granted by the U.S. District Court for the Southern District of West Virginia on December 28, 2016.  Plaintiffs appealed to the U.S. Fourth Circuit Court of Appeals. Oral arguments were held on October 25, 2017. The parties reached an agreement in principle on February 1, 2018 to settle the matter. The parties are in the process of finalizing a written settlement agreement.
Commitments under Operating Lease Obligations
At December 31, 2017, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.
The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017, were as follows: $59 million in 2018, $55 million in 2019, $53 million in 2020, $38 million in 2021, $34 million in 2022, and $135 million thereafter. At December 31, 2017, total minimum lease payments have not been reduced by minimum sublease rentals of $6 million due in the future under noncancelable subleases. At December 31, 2017, the future minimum sublease rental payments that Huntington expects to receive were as follows: $2 million in 2018, $2 million in 2019, $1 million in 2020, $0 million 2021, $0 million in 2022, and $0 million thereafter. The rental expense for all operating leases was $76 million, $65 million, and $58 million for 2017, 2016, and 2015, respectively. Huntington had no material obligations under capital leases.
22. OTHER REGULATORY MATTERS
Huntington and the Bank are subject to certain risk-based capital and leverage ratio requirements adopted by the Federal Reserve, for Huntington, and the OCC, for the Bank, to implement the U.S. Basel III capital rules. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.
Under the U.S. Basel III capital rules, Huntington’s and the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Huntington and the Bank:

•
Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions). The Bank’s minimum Tier 1 leverage ratio requirement is 4%.

•
CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets and AOCI. Certain of these adjustments and deductions are subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. Together with the FDIC, the Federal Reserve and OCC have issued proposed rules that would simplify the capital treatment of certain capital deductions and adjustments. The final phase-in period for these capital deductions and adjustments has been indefinitely delayed. The minimum CET1 risk-based capital ratio requirement for Huntington and the Bank is 4.5%.

•
Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments. The minimum Tier 1 risk-based capital ratio requirement for Huntington and the Bank is 6%.

•
Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities. The minimum total risk-based capital ratio requirement for Huntington and the Bank is 8%.

To be well-capitalized, the Bank must maintain the following capital ratios: CET1 Risk-Based Capital Ratio of 6.5% or greater; Tier 1 Risk-Based Capital Ratio of 8.0% or greater; Total Risk-Based Capital Ratio of 10.0% or greater; and Tier 1 Leverage Ratio of 5.0% or greater.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on Huntington’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules Huntington and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement is being phased in over a three-year period that began on January 1, 2016. When the phase-in period is complete on January 1, 2019, the Capital Conservation Buffer will be 2.5%. Throughout 2017, the required Capital Conservation Buffer was 1.25%, and the required Capital Conservation Buffer throughout 2018 will be 1.875%.
As of December 31, 2017, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable Capital Conservation Buffer. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2017, calculated using the regulatory capital methodology applicable to us during 2017.

		Minimum	Minimum		December 31,
		Regulatory	Ratio+Capital	Well-	2017		2016
		Capital	Conservation	Capitalized	Basel III
(dollar amounts in millions)		Ratios	Buffer	Minimums	Ratio	Amount	Ratio	Amount
Tier 1 leverage	Consolidated	4.00%	N/A	N/A	9.09%	$9,110	8.70%	$8,547
	Bank	4.00	N/A	5.00%	9.70	9,727	9.29	9,086
CET 1 risk-based capital	Consolidated	4.50	5.75%	N/A	10.01	8,041	9.56	7,486
	Bank	4.50	5.75	6.50	11.02	8,856	10.42	8,153
Tier 1 risk-based capital	Consolidated	6.00	7.25	6.00	11.34	9,110	10.92	8,547
	Bank	6.00	7.25	8.00	12.10	9,727	11.61	9,086
Total risk-based capital	Consolidated	8.00	9.25	10.00	13.39	10,757	13.05	10,215
	Bank	8.00	9.25	10.00	14.33	11,517	13.83	10,818
Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the FRB. During 2017 and 2016, the average balances of these deposits were $0.4 billion and $0.3 billion, respectively.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2017, the Bank could lend $1.1 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends and/or return of capital to the parent company is subject to various legal and regulatory limitations. During 2017, the Bank paid dividends and returned capital of $723.7 million to the holding company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions.

23. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in millions)	2017	2016
Assets
Cash and due from banks	$1,618	$1,753
Due from The Huntington National Bank	798	730
Due from non-bank subsidiaries	58	45
Investment in The Huntington National Bank	11,696	10,668
Investment in non-bank subsidiaries	111	500
Accrued interest receivable and other assets	252	321
Total assets	$14,533	$14,017
Liabilities and shareholders’ equity
Long-term borrowings	$3,128	$3,145
Dividends payable, accrued expenses, and other liabilities	591	564
Total liabilities	3,719	3,709
Shareholders’ equity (1)	10,814	10,308
Total liabilities and shareholders’ equity	$14,533	$14,017

(1)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Income
Dividends from
The Huntington National Bank	$298	$188	$822
Non-bank subsidiaries	14	11	39
Interest from
The Huntington National Bank	20	14	6
Non-bank subsidiaries	2	3	2
Other	4	—	5
Total income	338	216	874
Expense
Personnel costs	19	12	5
Interest on borrowings	91	59	17
Other	115	123	93
Total expense	225	194	115
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	113	22	759
Provision (benefit) for income taxes	(56)	(56)	(110)
Income (loss) before equity in undistributed net income of subsidiaries	169	78	869
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	1,015	629	(161)
Non-bank subsidiaries	2	5	(15)
Net income	$1,186	$712	$693
Other comprehensive income (loss) (1)	(34)	(175)	(4)
Comprehensive income	$1,152	$537	$689

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2017	2016	2015
Operating activities
Net income	$1,186	$712	$693
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(997)	(634)	176
Depreciation and amortization	4	(1)	1
Loss on sales of securities available-for-sale	—	—	—
Other, net	(37)	(24)	(45)
Net cash (used for) provided by operating activities	156	53	825
Investing activities
Repayments from subsidiaries	442	464	495
Advances to subsidiaries	(29)	(1,758)	(612)
Proceeds from sale of securities available-for-sale	1	(2)	—
Cash paid for acquisitions, net of cash received	—	(133)	—
Proceeds from business divestitures	—	—	9
Net cash (used for) provided by investing activities	414	(1,429)	(108)
Financing activities
Proceeds from issuance of long-term borrowings	—	1,990	—
Payment of borrowings	—	(65)	—
Dividends paid on stock	(425)	(299)	(225)
Net proceeds from issuance of preferred stock	—	585	—
Repurchases of common stock	(260)	—	(252)
Other, net	(20)	1	14
Net cash provided by (used for) financing activities	(705)	2,212	(463)
Increase (decrease) in cash and due from banks	(135)	836	254
Cash and due from banks at beginning of year	1,753	917	663
Cash and due from banks at end of year	$1,618	$1,753	$917
Supplemental disclosure:
Interest paid	$90	$36	$17
24. SEGMENT REPORTING
Huntington's business segments are based on the internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
Business segment results are determined based upon Huntington's management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to customers. Results of operations for the business segments reflect these fee sharing allocations.
The management accounting process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. Huntington utilizes a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
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
Huntington uses an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). A new methodology for establishing FTP rates was adopted in 2017, therefore, prior period amounts have been restated to reflect the new methodology.
Huntington announced a change in the executive leadership team, which became effective at the end of 2017. As a result, Commercial Real Estate is now included as an operating unit in the Commercial Banking segment. During the 2017 second quarter, the previously reported Home Lending segment was included as an operating unit in the Consumer and Business Banking segment. Additionally, the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG during the second quarter. Prior period results have been reclassified to conform to the current period presentation.
Consumer and Business Banking - The Consumer and Business Banking segment, including Home Lending, provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, mortgage loans, consumer loans, credit cards, and small business loans and investment products. Other financial services available to consumer and small business customers include insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million. Home Lending supports origination and servicing of consumer loans and mortgages for customers who are generally located in our primary banking markets across all segments.
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: Middle Market, Specialty Banking, Asset Finance, Capital Markets/ Institutional Corporate Banking, Commercial Real Estate and Treasury Management.
Vehicle Finance - Our products and services include providing financing to consumers for the purchase of automobiles, light-duty trucks, recreational vehicles and marine craft at franchised and other select dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners.
Regional Banking and The Huntington Private Client Group - The core business of The Huntington Private Client Group is The Huntington Private Bank, which consists of Private Banking, Wealth & Investment Management, and Retirement Plan Services. The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options), and banking services. The Huntington Private Bank also delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, and trust services. This group also provides retirement plan services to corporate businesses. The Huntington Private Client Group provides corporate trust services and institutional and mutual fund custody services.

Listed below is certain financial information reconciled to Huntington’s December 31, 2017, December 31, 2016, and December 31, 2015, reported results by business segment:

Income Statements (dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
2017
Net interest income	$1,555	$899	$424	$184	$(60)	$3,002
Provision (benefit) for credit losses	110	28	63	—	—	201
Noninterest income	735	278	14	188	92	1,307
Noninterest expense	1,647	474	150	243	200	2,714
Provision (benefit) for income taxes	187	236	79	45	(339)	208
Net income (loss)	$346	$439	$146	$84	$171	$1,186
2016
Net interest income	$1,224	$725	$345	$152	$(77)	$2,369
Provision (benefit) for credit losses	68	79	47	(3)	—	191
Noninterest income	650	244	14	177	65	1,150
Noninterest expense	1,338	398	118	229	325	2,408
Provision (benefit) for income taxes	164	172	68	36	(232)	208
Net income (loss)	$304	$320	$126	$67	$(105)	$712
2015
Net interest income	$995	$560	$262	$125	$9	$1,951
Provision (benefit) for credit losses	45	16	39	—	—	100
Noninterest income	566	214	13	174	72	1,039
Noninterest expense	1,192	343	93	241	107	1,976
Provision (benefit) for income taxes	113	145	50	21	(108)	221
Net income (loss)	$211	$270	$93	$37	$82	$693

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2017	2016	2017	2016
Consumer & Business Banking	$26,220	$25,333	$45,643	$45,356
Commercial Banking	32,118	31,566	21,235	19,597
Vehicle Finance	17,865	16,132	358	349
RBHPCG	5,821	5,328	6,057	6,214
Treasury / Other	22,161	21,355	3,748	4,092
Total	$104,185	$99,714	$77,041	$75,608

25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations, for the years ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in millions, except per share data)	2017	2017	2017	2017
Interest income	$894	$873	$846	$820
Interest expense	124	115	101	91
Net interest income	770	758	745	729
Provision for credit losses	65	43	25	68
Noninterest income	340	330	325	312
Noninterest expense	633	680	694	707
Income before income taxes	412	365	351	266
Provision (benefit) for income taxes	(20)	90	79	59
Net income	432	275	272	207
Dividends on preferred shares	19	19	19	19
Net income applicable to common shares	$413	$256	$253	$188
Net income per common share — Basic	$0.38	$0.24	$0.23	$0.17
Net income per common share — Diluted	0.37	0.23	0.23	0.17

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in millions, except per share data)	2016	2016	2016	2016
Interest income	$815	$694	$566	$557
Interest expense	80	69	60	54
Net interest income	735	625	506	503
Provision for credit losses	75	63	25	28
Noninterest income	334	303	271	242
Noninterest expense	681	713	523	491
Income before income taxes	313	152	229	226
Provision (benefit) for income taxes	74	25	54	55
Net income	239	127	175	171
Dividends on preferred shares	19	18	20	8
Net income applicable to common shares	$220	$109	$155	$163
Net income per common share — Basic	$0.20	$0.12	$0.19	$0.21
Net income per common share — Diluted	0.20	0.11	0.19	0.20

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management's Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2018 Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2017 fiscal year. Portions of our 2018 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2018 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2018 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2018 Proxy Statement, which is incorporated by reference into this item.

Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2018 Proxy Statement, which is incorporated by reference into this item.

Item 14: Principal Accountant Fees and Services
Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2018 Proxy Statement which is incorporated by reference into this item.
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
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available free of charge at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York 10004.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation, and West Subsidiary Corporation.	Current Report on Form 8-K dated January 28, 2016.	001-34073	2.1
3.1(P)	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007.	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008.	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010.	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008.	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008.	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008.	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	3.4
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1
3.13	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 19, 2017.	Current Report on Form 8-K dated July 21, 2017.	001-34073	3.1
4.1(P)
Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2016.	Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.3
10.4(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report on Form 10-K for the year ended December 31, 2012.	001-34073	10.8
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.9	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.10	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.11	* Restricted Stock Unit Grant Notice with three year vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.1
10.12	* Restricted Stock Unit Grant Notice with six month vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.2

10.13	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.14	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.15	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
10.16	* First Amendment to the 2007 Stock and Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.	000-02525	10.7
10.17	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.18	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.19	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
10.20	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.1
10.21	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2
10.22	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.23	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.24	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.25	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.6
10.26	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.27	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.28	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.29	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.30	*Form of 2015 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.4
10.31	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.32	* Deferred Compensation Plan and Trust for Directors
10.33	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors
10.34	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1 (P)
Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 24, 2018 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 20, 2015, are available on our website at http://www.huntington.com/About-Us/corporate-governance

21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2017, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

	* Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2018.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Howell D. McCullough III
	Stephen D. Steinour		Howell D. McCullough III
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of February, 2018.

Lizabeth Ardisana *
Lizabeth Ardisana
Director

Ann B. Crane *
Ann B. Crane
Director

Robert S. Cubbin *
Robert S. Cubbin
Director

Steven G. Elliott *
Steven G. Elliott
Director

Michael J. Endres *
Michael J. Endres
Director

Gina D. France *
Gina D. France
Director

J. Michael Hochschwender *
J. Michael Hochschwender
Director

John C. Inglis *

John C. Inglis
Director

Peter J. Kight *
Peter J. Kight
Director

Jonathan A. Levy *
Jonathan A. Levy
Director

Eddie R. Munson *
Eddie R. Munson
Director

Richard W. Neu *
Richard W. Neu
Director

David L. Porteous *
David L. Porteous
Director

Kathleen H. Ransier *
Kathleen H. Ransier
Director

*/s/ Jana J. Litsey
Jana J. Litsey
Attorney-in-fact for each of the persons indicated