Form 10-Q
period 2018-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2018-04-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2018
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Registrant's address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,101,795,768 shares of the Registrant’s common stock ($0.01 par value) outstanding on March 31, 2018.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
EPS	Earnings Per Share
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FirstMerit	FirstMerit Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Rights
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
NSF	Non-sufficient funds
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Plan	Huntington Bancshares Retirement Plan

RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TCJA	H.R. 1, Originally known as the Tax Cuts and Jobs Act
TDR	Troubled Debt Restructured Loan
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION
When we refer to “we”, “our”, and “us”, "Huntington," and "the Company" in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. Our 966 branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2017 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2017 Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Summary of 2018 First Quarter Results Compared to 2017 First Quarter
For the quarter, we reported net income of $326 million, or $0.28 per common share, compared with $208 million, or $0.17 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent (FTE) net interest income was $777 million, up $34 million, or 5%. The results reflected the benefit from a $4.3 billion, or 5%, increase in average earning assets, while the FTE net interest margin (NIM) remained unchanged at 3.30%. Average earning asset growth included a $3.5 billion, or 5%, increase in average loans and leases, and a $0.7 billion, or 3%, increase in average securities. The net interest margin stability reflected a 21 basis point increase in earning asset yields and a 7 basis point increase in the benefit from noninterest-bearing funds, offset by a 28 basis point increase in funding costs. Embedded within these yields and costs, FTE net interest income during the 2018 first quarter included $19 million, or approximately 8 basis points, of purchase accounting impact compared to $37 million, or approximately 16 basis points, in the year-ago quarter.
The provision for credit losses decreased $2 million year-over-year to $66 million in the 2018 first quarter. NCOs decreased $1 million to $38 million. NCOs represented an annualized 0.21% of average loans and leases, which remains below our long-term expectation of 35 to 55 basis points.
Non-interest income was $314 million, up $2 million, or 1%. Card and payment processing income increased $6 million, or 13%, due to higher credit and debit card related income and underlying customer growth. Trust and investment management services increased $5 million, or 13%, reflecting an increase in trust assets and assets under management. Capital markets fees increased $5 million, or 36%, reflecting increased foreign exchange and interest rate derivative activity. These increases were partially offset by a $6 million, or 19%, decrease in mortgage banking income, driven by lower spreads on origination volume, and a $5 million, or 38%, decrease in gain on sale of loans, primarily reflecting the sale of an equipment finance loan in the year ago quarter.
Non-interest expense was $633 million, down $74 million, or 10%, due to the $73 million of acquisition-related Significant Items in the year-ago quarter compared with no Significant Items in the current quarter.

The tangible common equity to tangible assets ratio was 7.70%, up 42 basis points from a year-ago. The CET1 risk-based capital ratio was 10.52% at March 31, 2018, compared to 9.74% a year ago. The regulatory Tier 1 risk-based capital ratio was 12.00% compared to 11.11% at March 31, 2017.
Over the past three quarters, the Company repurchased $308 million of common stock at an average cost of $13.71 per share, including $48 million at an average cost of $15.83 during the 2018 first quarter. In addition, during the 2018 first quarter, $363 million of 8.5% Series A preferred equity was converted into common equity, and subsequently $500 million of 5.7% Series E preferred equity was issued.
Business Overview
General
Our general business objectives are:
1.Grow organic revenue across all business segments.
2.Invest in our businesses, particularly technology and risk management.
3.Deliver positive operating leverage.
4.Manage capital and liquidity positions consistent with our risk appetite.
Economy
Aided by federal tax reform enacted late last year and continued strong local economies across our footprint, our commercial and consumer customers continue to exhibit confidence. Our loan pipelines remain solid. We are encouraged by the outlook for further growth through new and expanded customer relationships.
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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in millions, except per share amounts)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Interest income	$914	$894	$873	$846	$820
Interest expense	144	124	115	101	90
Net interest income	770	770	758	745	730
Provision for credit losses	66	65	43	25	68
Net interest income after provision for credit losses	704	705	715	720	662
Service charges on deposit accounts	86	91	91	88	83
Cards and payment processing income	53	53	54	52	47
Trust and investment management services	44	41	39	37	39
Mortgage banking income	26	33	34	32	32
Insurance income	21	21	18	22	20
Capital markets fees	19	23	22	17	14
Bank owned life insurance income	15	18	16	15	18
Gain on sale of loans	8	17	14	12	13
Securities gains (losses)	—	(4)	—	—	—
Other Income	42	47	42	50	46
Total noninterest income	314	340	330	325	312
Personnel costs	376	373	377	392	382
Outside data processing and other services	73	71	80	75	87
Net occupancy	41	36	55	53	68
Equipment	40	36	45	43	47
Deposit and other insurance expense	18	19	19	20	20
Professional services	11	18	15	18	18
Marketing	8	10	17	19	14
Amortization of intangibles	14	14	14	14	14
Other expense	52	56	58	60	57
Total noninterest expense	633	633	680	694	707
Income before income taxes	385	412	365	351	267
Provision (benefit) for income taxes	59	(20)	90	79	59
Net income	326	432	275	272	208
Dividends on preferred shares	12	19	19	19	19
Net income applicable to common shares	$314	$413	$256	$253	$189

Average common shares—basic	1,083,836	1,077,397	1,086,038	1,088,934	1,086,374
Average common shares—diluted	1,124,778	1,130,117	1,106,491	1,108,527	1,108,617
Net income per common share—basic	$0.29	$0.38	$0.24	$0.23	$0.17
Net income per common share—diluted	0.28	0.37	0.23	0.23	0.17
Cash dividends declared per common share	0.11	0.11	0.08	0.08	0.08
Return on average total assets	1.27%	1.67%	1.08%	1.09%	0.84%
Return on average common shareholders’ equity	13.0	17.0	10.5	10.6	8.2
Return on average tangible common shareholders’ equity (2)	17.5	22.7	14.1	14.4	11.3
Net interest margin (3)	3.30	3.30	3.29	3.31	3.30
Efficiency ratio (4)	56.8	54.9	60.5	62.9	65.7
Effective tax rate	15.3	(4.8)	24.7	22.4	22.2

Revenue—FTE
Net interest income	$770	$770	$758	$745	$730
FTE adjustment	7	12	13	12	13
Net interest income (3)	777	782	771	757	743
Noninterest income	314	340	330	325	312
Total revenue (3)	$1,091	$1,122	$1,101	$1,082	$1,055

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

(2)
Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 21% tax rate and a 35% tax rate for periods prior to December 31, 2017.

(3)	On a fully-taxable equivalent (FTE) basis assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Significant Items
There were no Significant Items in the 2018 first quarter.
Earnings comparisons are impacted by the Significant Items summarized below:
Federal tax reform-related tax benefit. Significant events relating to federal tax reform-related tax benefits, and the impacts of those events on our reported results, were as follows:

•	During the 2017 fourth quarter, $123 million of tax benefit related to federal tax reform was recorded as provision for income taxes. This resulted in a positive impact of $0.11 per common share.
Mergers and Acquisitions. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, are as follows:

•
During the 2017 first quarter, $73 million of noninterest expense and $2 million of noninterest income was recorded related to the acquisition of FirstMerit. This resulted in a negative impact of $0.04 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for the periods affected:

Table 2 - Significant Items Influencing Earnings Performance Comparison
	Three Months Ended
(dollar amounts in millions, except per share amounts)	March 31, 2018		December 31, 2017		March 31, 2017
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$326		$432		$208
Earnings per share, after-tax		$0.28		$0.37		$0.17

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)	Earnings	EPS (1)
Federal tax reform-related tax benefit	$—		$—		$—
Tax impact	—		123		—
Federal tax reform-related tax benefit, after-tax	$—	$—	$123	$0.11	$—	$—

Mergers and acquisitions, net expenses	$—		$—		$(71)
Tax impact	—		—		25
Mergers and acquisitions, after-tax	$—	$—	$—	$—	$(46)	$(0.04)

(1)	Based upon the quarterly average outstanding diluted common shares.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
(dollar amounts in millions)	Three Months Ended					Change
	March 31,	December 31,	September 30,	June 30,	March 31,	1Q18 vs. 1Q17
	2018	2017	2017	2017	2017	Amount	Percent
Assets:
Interest-bearing deposits in banks	$90	$90	$102	$102	$100	$(10)	(10)%
Securities:
Trading account securities	87	87	92	91	137	(50)	(36)
Available-for-sale securities:
Taxable	11,158	11,154	11,680	12,570	12,234	(1,076)	(9)
Tax-exempt	3,633	3,404	3,160	3,103	3,048	585	19
Total available-for-sale securities	14,791	14,558	14,840	15,673	15,282	(491)	(3)
Held-to-maturity securities—taxable	8,877	9,066	8,264	7,426	7,656	1,221	16
Other securities:
Taxable	604	597	596	565	567	37	7
Tax-exempt	1	1	1	1	1	—	—
Total other securities	605	598	597	566	568	37	7
Total securities	24,360	24,309	23,793	23,756	23,643	717	3
Loans held for sale	478	598	678	525	415	63	15
Loans and leases: (1)
Commercial:
Commercial and industrial	28,243	27,445	27,643	27,992	27,923	320	1
Commercial real estate:
Construction	1,189	1,199	1,152	1,130	1,314	(125)	(10)
Commercial	6,142	5,997	6,064	5,940	6,039	103	2
Commercial real estate	7,331	7,196	7,216	7,070	7,353	(22)	—
Total commercial	35,574	34,641	34,859	35,062	35,276	298	1
Consumer:
Automobile	12,100	11,963	11,713	11,324	11,063	1,037	9
Home equity	10,040	10,027	9,960	9,958	10,072	(32)	—
Residential mortgage	9,174	8,809	8,402	7,979	7,777	1,397	18
RV and marine finance	2,481	2,405	2,296	2,039	1,874	607	32
Other consumer	1,115	1,095	1,046	983	919	196	21
Total consumer	34,910	34,299	33,417	32,283	31,705	3,205	10
Total loans and leases	70,484	68,940	68,276	67,345	66,981	3,503	5
Allowance for loan and lease losses	(709)	(688)	(672)	(672)	(636)	(73)	(11)
Net loans and leases	69,775	68,252	67,604	66,673	66,345	3,430	5
Total earning assets	95,412	93,937	92,849	91,728	91,139	4,273	5
Cash and due from banks	1,217	1,226	1,299	1,287	2,011	(794)	(39)
Intangible assets	2,332	2,346	2,359	2,373	2,387	(55)	(2)
All other assets	5,596	5,481	5,455	5,405	5,442	154	3
Total assets	$103,848	$102,302	$101,290	$100,121	$100,343	$3,505	3%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	20,572	21,745	21,723	21,599	21,730	$(1,158)	(5)%
Demand deposits—interest-bearing	18,630	18,175	17,878	17,445	16,805	1,825	11
Total demand deposits	39,202	39,920	39,601	39,044	38,535	667	2
Money market deposits	20,678	20,731	20,314	19,212	18,653	2,025	11
Savings and other domestic deposits	11,219	11,348	11,590	11,889	11,970	(751)	(6)
Core certificates of deposit	2,293	1,947	2,044	2,146	2,342	(49)	(2)
Total core deposits	73,392	73,946	73,549	72,291	71,500	1,892	3
Other domestic time deposits of $250,000 or more	247	400	432	479	470	(223)	(47)
Brokered deposits and negotiable CDs	3,307	3,391	3,563	3,783	3,969	(662)	(17)
Total deposits	76,946	77,737	77,544	76,553	75,939	1,007	1
Short-term borrowings	5,228	2,837	2,391	2,687	3,792	1,436	38
Long-term debt	8,958	9,232	8,949	8,730	8,529	429	5
Total interest-bearing liabilities	70,560	68,061	67,161	66,371	66,530	4,030	6
All other liabilities	1,861	1,819	1,661	1,557	1,661	200	12
Shareholders’ equity	10,855	10,677	10,745	10,594	10,422	433	4
Total liabilities and shareholders’ equity	$103,848	$102,302	$101,290	$100,121	$100,343	$3,505	3%

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Fully-taxable equivalent basis (1)	2018	2017	2017	2017	2017
Assets:
Interest-bearing deposits in banks	1.97%	1.92%	1.77%	1.53%	1.09%
Securities:
Trading account securities	0.15	0.21	0.16	0.25	0.11
Available-for-sale securities:
Taxable	2.51	2.45	2.38	2.35	2.34
Tax-exempt	3.18	3.76	3.62	3.71	3.77
Total available-for-sale securities	2.67	2.75	2.64	2.62	2.63
Held-to-maturity securities—taxable	2.45	2.41	2.36	2.38	2.36
Other securities:
Taxable	3.98	3.86	3.35	3.18	3.31
Tax-exempt	2.88	3.89	3.89	2.22	2.86
Total other securities	3.98	3.86	3.35	3.18	3.31
Total securities	2.62	2.64	2.55	2.55	2.54
Loans held for sale	3.82	3.68	3.83	3.73	3.82
Loans and leases: (3)
Commercial:
Commercial and industrial	4.28	4.17	4.05	4.04	3.98
Commercial real estate:
Construction	4.73	4.47	4.55	4.26	3.95
Commercial	4.24	4.03	4.08	3.97	3.69
Commercial real estate	4.32	4.10	4.16	4.02	3.74
Total commercial	4.29	4.15	4.07	4.04	3.93
Consumer:
Automobile	3.56	3.61	3.60	3.55	3.55
Home equity	4.90	4.71	4.72	4.61	4.45
Residential mortgage	3.66	3.66	3.65	3.66	3.63
RV and marine finance	5.11	5.25	5.43	5.57	5.63
Other consumer	11.78	11.53	11.59	11.47	12.05
Total consumer	4.34	4.31	4.32	4.27	4.23
Total loans and leases	4.32	4.23	4.20	4.15	4.07
Total earning assets	3.91	3.83	3.78	3.75	3.70
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.29	0.26	0.23	0.20	0.15
Total demand deposits	0.14	0.12	0.10	0.09	0.07
Money market deposits	0.45	0.40	0.36	0.31	0.26
Savings and other domestic deposits	0.20	0.20	0.20	0.21	0.22
Core certificates of deposit	1.01	0.75	0.73	0.56	0.39
Total core deposits	0.36	0.32	0.30	0.26	0.22
Other domestic time deposits of $250,000 or more	0.69	0.54	0.61	0.49	0.45
Brokered deposits and negotiable CDs	1.47	1.21	1.16	0.95	0.72
Total deposits	0.43	0.37	0.35	0.31	0.26
Short-term borrowings	1.47	1.15	0.95	0.78	0.63
Long-term debt	2.92	2.73	2.65	2.49	2.33
Total interest-bearing liabilities	0.82	0.73	0.68	0.61	0.54
Net interest rate spread	3.09	3.10	3.10	3.14	3.16
Impact of noninterest-bearing funds on margin	0.21	0.20	0.19	0.17	0.14
Net interest margin	3.30%	3.30%	3.29%	3.31%	3.30%

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2018 First Quarter versus 2017 First Quarter
FTE net interest income for the 2018 first quarter increased $34 million, or 5%, from the 2017 first quarter. This reflected the benefit from the $4.3 billion, or 5%, increase in average earning assets, while the FTE NIM remained unchanged at 3.30%. Average earning asset growth included a $3.5 billion, or 5%, increase in average loans and leases and a $0.7 billion, or 3%, increase in average securities. The NIM stability reflected a 21 basis point increase in earning asset yields and a 7 basis point increase in the benefit from noninterest-bearing funds, offset by a 28 basis point increase in funding costs. Embedded within these yields and costs, FTE net interest income during the 2018 first quarter included $19 million, or approximately 8 basis points, of purchase accounting impact compared to $37 million, or approximately 16 basis points, in the year-ago quarter.
Average earning assets for the 2018 first quarter increased $4.3 billion, or 5%, from the year-ago quarter, primarily reflecting a $3.5 billion, or 5%, increase in average loans and leases. Average residential mortgage loans increased $1.4 billion, or 18%, as we continue to see the benefits associated with the ongoing expansion of our home lending business. Average automobile loans increased $1.0 billion, or 9%, driven by $6.2 billion of new production over the past year. Average RV and marine finance loans increased $0.6 billion, or 32%, reflecting the expansion of the acquired business into 17 new states. Average securities increased $0.7 billion, or 3%, which included a $0.3 billion increase in direct purchase municipal instruments in our commercial banking segment.
Average total interest-bearing liabilities increased $4.0 billion, or 6%, from the year-ago quarter. Average total deposits for the 2018 first quarter increased $1.0 billion, or 1%, from the year-ago quarter, while average total core deposits increased $1.9 billion, or 3%. Average money market deposits increased $2.0 billion, or 11%, reflecting continued new customer acquisition and shifting customer preferences for higher yielding deposit products. Average demand deposits increased $0.7 billion, or 2%, comprised of a $0.4 billion, or 2%, increase in average commercial demand deposits and a $0.2 billion, or 2%, increase in average consumer demand deposits. Partially offsetting these increases, average savings deposits decreased $0.6 billion, or 5%, reflecting customer migration into higher yielding deposit products, such as money market and CDs.
2018 First Quarter versus 2017 Fourth Quarter
Compared to the 2017 fourth quarter, FTE net interest income decreased $5 million, or 1%, primarily reflecting the impact of federal tax reform on the FTE adjustment. Average earning assets increased $1.5 billion, or 2%, sequentially, while the NIM remained unchanged. The stable NIM reflected an 8 basis point increase in earning asset yields and a 1 basis point increase in the benefit from noninterest-bearing funds, offset by a 9 basis point increase in the cost of interest-bearing liabilities. The purchase accounting impact on the net interest margin was approximately 8 basis points in the 2018 first quarter compared to approximately 10 basis points in the prior quarter.
Compared to the 2017 fourth quarter, average earning assets increased $1.5 billion, or 2%, reflecting the $1.5 billion, or 2%, increase in average loans and leases. Average C&I loans increased $0.8 billion, or 3%, reflecting growth in specialty, corporate, and middle market banking. The remainder of the increase primarily reflected modest increases across most consumer categories.
Compared to the 2017 fourth quarter, average total core deposits decreased $0.6 billion, or 1%, primarily reflecting a $0.7 billion, or 2%, decrease in average demand deposits. Average commercial demand deposits decreased $0.9 billion, or 3%, while average consumer demand deposits increased $0.2 billion, or 2%.
Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2018 first quarter was $66 million, which decreased $2 million, or 3%, compared to the first quarter 2017. NCOs decreased $1 million to $38 million compared with the same period in the prior year reflecting a decrease in commercial net charge-offs, partially offset by an increase in consumer net charge-offs. Net charge-offs represented an annualized 0.21% of average loans and leases, which remains below our long-term expectation of 35 to 55 basis points.

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 4 - Noninterest Income
	Three Months Ended			1Q18 vs. 1Q17		1Q18 vs. 4Q17
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2018	2017	2017	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$86	$91	$83	$3	4%	$(5)	(5)%
Cards and payment processing income	53	53	47	6	13	—	—
Trust and investment management services	44	41	39	5	13	3	7
Mortgage banking income	26	33	32	(6)	(19)	(7)	(21)
Insurance income	21	21	20	1	5	—	—
Capital markets fees	19	23	14	5	36	(4)	(17)
Bank owned life insurance income	15	18	18	(3)	(17)	(3)	(17)
Gain on sale of loans	8	17	13	(5)	(38)	(9)	(53)
Securities gains (losses)	—	(4)	—	—	—	4	(100)
Other Income	42	47	46	(4)	(9)	(5)	(11)
Total noninterest income	$314	$340	$312	$2	1%	$(26)	(8)%
2018 First Quarter versus 2017 First Quarter
Noninterest income for the 2018 first quarter increased $2 million, or 1%, from the year-ago quarter. Card and payment processing income increased $6 million, or 13%, due to higher credit and debit card related income and underlying customer growth. Trust and investment management services increased $5 million, or 13%, reflecting the increase in trust assets and assets under management. Capital markets fees increased $5 million, or 36%, reflecting increased foreign exchange and interest rate derivative activity. These increases were partially offset by a $6 million, or 19%, decrease in mortgage banking income, driven by lower spreads on origination volume, and a $5 million, or 38%, decrease in gain on sale of loans, primarily reflecting the sale of an equipment finance loan in the year ago quarter.
2018 First Quarter versus 2017 Fourth Quarter
Compared to the 2017 fourth quarter, total noninterest income decreased $26 million, or 8%. Gain on sale of loans decreased $9 million, or 53%, reflecting seasonality in SBA lending. Mortgage banking income decreased $7 million, or 21%, reflecting reduced spreads and seasonally lower origination volume. Service charges on deposit accounts decreased $5 million, or 5%, primarily reflecting seasonality. Other income decreased $5 million, or 11%, primarily reflecting lower syndication fees and asset finance lease sales.

Noninterest Expense
(This section should be read in conjunction with Significant Items.)
The following table reflects noninterest expense for each of the periods presented:

Table 5 - Noninterest Expense
	Three Months Ended			1Q18 vs. 1Q17		1Q18 vs. 4Q17
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2018	2017	2017	Amount	Percent	Amount	Percent
Personnel costs	$376	$373	$382	$(6)	(2)%	$3	1%
Outside data processing and other services	73	71	87	(14)	(16)	2	3
Net occupancy	41	36	68	(27)	(40)	5	14
Equipment	40	36	47	(7)	(15)	4	11
Deposit and other insurance expense	18	19	20	(2)	(10)	(1)	(5)
Professional services	11	18	18	(7)	(39)	(7)	(39)
Marketing	8	10	14	(6)	(43)	(2)	(20)
Amortization of intangibles	14	14	14	—	—	—	—
Other noninterest expense	52	56	57	(5)	(9)	(4)	(7)
Total noninterest expense	$633	$633	$707	$(74)	(10)%	$—	—%
Number of employees (average full-time equivalent)	15,599	15,375	16,331	(732)	(4)%	224	1%
Impacts of Significant Items:

	Three Months Ended
	March 31,	December 31,	March 31,
(dollar amounts in millions)	2018	2017	2017
Personnel costs	$—	$—	$20
Outside data processing and other services	—	—	14
Net occupancy	—	—	23
Equipment	—	—	6
Professional services	—	—	4
Marketing	—	—	1
Other noninterest expense	—	—	5
Total noninterest expense adjustments	$—	$—	$73
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Three Months Ended			1Q18 vs. 1Q17		1Q18 vs. 4Q17
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2018	2017	2017	Amount	Percent	Amount	Percent
Personnel costs	$376	$373	$362	$14	4%	$3	1%
Outside data processing and other services	73	71	73	—	—	2	3
Net occupancy	41	36	45	(4)	(9)	5	14
Equipment	40	36	41	(1)	(2)	4	11
Deposit and other insurance expense	18	19	20	(2)	(10)	(1)	(5)
Professional services	11	18	14	(3)	(21)	(7)	(39)
Marketing	8	10	13	(5)	(38)	(2)	(20)
Amortization of intangibles	14	14	14	—	—	—	—
Other noninterest expense	52	56	52	—	—	(4)	(7)
Total adjusted noninterest expense (Non-GAAP)	$633	$633	$634	$(1)	—%	$—	—%

2018 First Quarter versus 2017 First Quarter
Reported noninterest expense for the 2018 first quarter decreased $74 million, or 10%, from the year-ago quarter, primarily due to $73 million of acquisition-related Significant Items in the year-ago quarter compared with no Significant Items in the current quarter.
2018 First Quarter versus 2017 Fourth Quarter
Reported noninterest expense remained unchanged from the 2017 fourth quarter. Professional services decreased $7 million, or 39%, reflecting lower consulting expense. Net occupancy expense increased $5 million, or 14%, due to seasonality.
Provision for Income Taxes
The provision for income taxes in the 2018 first quarter was $59 million. This compared with a provision for income taxes of $59 million in the 2017 first quarter and a benefit of $20 million in the 2017 fourth quarter. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. The 2018 first quarter also included expense for nondeductible FDIC insurance premiums. The 2017 fourth quarter included a $123 million tax benefit related to the federal tax reform enacted on December 22, 2017, which is primarily attributed to the revaluation of net deferred tax liabilities at the lower statutory federal income tax rate. The effective tax rates for the 2018 first quarter, 2017 first quarter, and 2017 fourth quarter were 15.3%, 22.2%, and (4.8)%, respectively. The variance between the 2018 first quarter compared to the 2017 first quarter and 2017 fourth quarter in the provision for income taxes and effective tax rates relates primarily to the impact of the TCJA. The net federal deferred tax liability was $111 million and the net state deferred tax asset was $27 million at March 31, 2018.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. While the statute of limitations remains open for tax years 2012 through 2016, the IRS has advised that tax years 2012 through 2014 will not be audited, and has requested to begin the examination of the 2015 federal income tax return during 2018. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
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
We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2017 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2017 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2017 Form 10-K.
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

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2017 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 6 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
Commercial:
Commercial and industrial	$28,622	40%	$28,107	40%	$27,469	40%	$27,969	41%	$28,176	42%
Commercial real estate:
Construction	1,167	2	1,217	2	1,182	2	1,145	2	1,107	2
Commercial	6,245	9	6,008	9	6,024	9	6,000	9	5,986	9
Commercial real estate	7,412	11	7,225	11	7,206	11	7,145	11	7,093	11
Total commercial	36,034	51	35,332	51	34,675	51	35,114	52	35,269	53
Consumer:
Automobile	12,146	17	12,100	17	11,876	17	11,555	17	11,155	17
Home equity	9,987	14	10,099	14	9,985	15	9,966	15	9,974	15
Residential mortgage	9,357	13	9,026	13	8,616	13	8,237	12	7,829	12
RV and marine finance	2,549	3	2,438	3	2,371	3	2,178	3	1,935	2
Other consumer	1,090	2	1,122	2	1,064	1	1,009	1	936	1
Total consumer	35,129	49	34,785	49	33,912	49	32,945	48	31,829	47
Total loans and leases	$71,163	100%	$70,117	100%	$68,587	100%	$68,059	100%	$67,098	100%
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
Commercial Credit
Refer to the “Commercial Credit” section of our 2017 Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2017 Form 10-K for our consumer credit underwriting and on-going credit management processes.

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2017 are consistent with the portfolio growth metrics.

Table 7 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)
	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
Commercial loans and leases:
Real estate and rental and leasing	$7,509	11%	$7,378	11%	$7,461	11%	$7,588	12%	$7,482	12%
Retail trade (1)	5,034	7	4,886	7	4,643	7	4,805	7	4,902	7
Manufacturing	4,780	7	4,791	7	4,874	7	4,916	7	5,048	8
Finance and insurance	3,216	5	3,044	4	2,900	4	3,051	4	2,844	4
Health care and social assistance	2,649	4	2,664	4	2,727	4	2,699	4	2,727	4
Wholesale trade	2,472	3	2,291	3	2,070	3	2,058	3	2,181	3
Accommodation and food services	1,675	2	1,617	2	1,653	2	1,660	2	1,652	2
Other services	1,263	2	1,296	2	1,265	2	1,261	2	1,278	2
Professional, scientific, and technical services	1,293	2	1,257	2	1,230	2	1,232	2	1,240	2
Transportation and warehousing	1,171	2	1,243	2	1,255	2	1,284	2	1,382	2
Construction	1,030	1	976	1	913	1	928	1	924	1
Mining, quarrying, and oil and gas extraction	780	1	694	1	619	1	501	1	511	1
Arts, entertainment, and recreation	525	1	593	1	530	1	469	1	506	1
Admin./Support/Waste Mgmt. and Remediation Services	551	1	561	1	484	1	444	1	427	1
Educational services	498	1	504	1	509	1	570	1	544	1
Information	434	1	467	1	468	1	458	1	454	1
Utilities	410	—	389	1	431	1	433	1	463	1
Public administration	236	—	255	—	262	—	274	—	266	—
Agriculture, forestry, fishing and hunting	164	—	172	—	176	—	203	—	170	—
Unclassified/Other	244	—	163	—	122	—	183	—	167	—
Management of companies and enterprises	100	—	91	—	83	—	97	—	101	—
Total commercial loans and leases by industry category	36,034	51	35,332	51	34,675	51	35,114	52	35,269	53
Automobile	12,146	17	12,100	17	11,876	17	11,555	17	11,155	17
Home Equity	9,987	14	10,099	14	9,985	15	9,966	15	9,974	15
Residential mortgage	9,357	13	9,026	13	8,616	13	8,237	12	7,829	12
RV and marine finance	2,549	3	2,438	3	2,371	3	2,178	3	1,935	2
Other consumer loans	1,090	2	1,122	2	1,064	1	1,009	1	936	1
Total loans and leases	$71,163	100%	$70,117	100%	$68,587	100%	$68,059	100%	$67,098	100%

(1)
Amounts include $3.4 billion, $3.2 billion, $3.0 billion, $3.2 billion and $3.3 billion of auto dealer services loans at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

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
Credit quality performance in the 2018 first quarter reflected continued overall positive results with continued low net charge-offs and lower delinquencies. Total NCOs were $38 million, or 0.21% annualized, of average total loans and leases.

Net charge-offs decreased by $3 million from the prior quarter, as commercial charge-offs declined slightly and consumer charge-offs remained relatively flat. There was an 8% increase in NPAs from the prior quarter centered in the C&I portfolio. NPAs to total loans and leases remains low at 0.59%. The ALLL to total loans and leases ratio increased 2 basis points to 1.01%. The ACL to total loans and leases ratio also increased 2 basis points to 1.13%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2017 Form 10-K.)
NPAs and NALs
Of the $220 million of CRE and C&I-related NALs at March 31, 2018, $147 million, or 67%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are generally charged-off at 120-days past due.
When loans are placed on nonaccrual, the current year accrued and uncollected interest is reversed through net interest income and prior year accrued and uncollected interest is charged-off. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 8 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in millions)
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Nonaccrual loans and leases (NALs):
Commercial and industrial	$190	$161	$170	$195	$232
Commercial real estate	30	29	18	17	14
Automobile	5	6	4	4	5
Home equity	75	68	71	68	69
Residential mortgage	82	84	75	80	81
RV and marine finance	1	1	—	—	—
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	383	349	338	364	401
Other real estate, net:
Residential	23	24	26	27	32
Commercial	7	9	16	17	18
Total other real estate, net	30	33	42	44	50
Other NPAs (1)	7	7	7	7	7
Total nonperforming assets	$420	$389	$387	$415	$458

Nonaccrual loans and leases as a % of total loans and leases	0.54%	0.50%	0.49%	0.54%	0.60%
NPA ratio (2)	0.59	0.55	0.56	0.61	0.68

(1)	Other nonperforming assets represent an investment security backed by a municipal bond for all periods presented.

(2)	Nonperforming assets divided by the sum of loans and leases, net other real estate owned, and other NPAs.

2018 First Quarter versus 2017 Fourth Quarter.
Total NPAs increased by $31 million, or 8%, compared with December 31, 2017 primarily as a result of an increase in the C&I portfolio. The C&I increase was primarily a result of three credits in unrelated industries that were identified as NALs during the quarter.
TDR Loans
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2017 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been between 80% and 84%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. In fact, over 75% of the $485 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 9) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency at all in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 9 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in millions)
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
TDRs—accruing:
Commercial and industrial	$316	$300	$268	$270	$223
Commercial real estate	76	78	80	74	81
Automobile	32	30	29	28	28
Home equity	261	265	265	269	271
Residential mortgage	224	224	235	238	239
RV and marine finance	1	1	1	1	1
Other consumer	6	8	7	4	4
Total TDRs—accruing	916	906	885	884	847
TDRs—nonaccruing:
Commercial and industrial	83	82	96	90	89
Commercial real estate	16	15	4	4	4
Automobile	3	4	4	4	5
Home equity	31	28	31	29	29
Residential mortgage	52	55	50	56	60
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	185	184	185	183	187
Total TDRs	$1,101	$1,090	$1,070	$1,067	$1,034
Overall TDRs increased only slightly in the quarter. Of note is the consistently low component of non-accruing TDRs over the past five quarters. The Commercial accruing TDR level has increased over the five quarter period as Huntington continues to proactively work with our Commercial borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing component of TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
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
The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 10 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
ALLL
Commercial
Commercial and industrial	$402	40%	$377	40%	$374	40%	$368	41%	$381	42%
Commercial real estate	113	11	105	11	100	11	107	11	99	11
Total commercial	515	51	482	51	474	51	475	52	480	53
Consumer
Automobile	52	17	53	17	50	17	48	17	47	17
Home equity	57	14	60	14	58	15	63	15	65	15
Residential mortgage	24	13	21	13	29	13	33	12	36	12
RV and marine finance	16	3	15	3	13	3	8	3	4	2
Other consumer	57	2	60	2	51	1	41	1	41	1
Total consumer	206	49	209	49	201	49	193	48	193	47
Total ALLL	721	100%	691	100%	675	100%	668	100%	673	100%
AULC	85		87		79		85		92
Total ACL	$806		$778		$754		$753		$765
Total ALLL as a % of
Total loans and leases		1.01%		0.99%		0.98%		0.98%		1.00%
Nonaccrual loans and leases		188		198		200		183		168
NPAs		172		178		175		161		147
Total ACL as % of
Total loans and leases		1.13%		1.11%		1.10%		1.11%		1.14%
Nonaccrual loans and leases		210		223		223		207		190
NPAs		192		200		195		181		167

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2018 First Quarter versus 2017 Fourth Quarter
At March 31, 2018, the ALLL was $721 million, compared to $691 million at December 31, 2017. The $30 million, or 4%, increase in the ALLL relates to growth in reserve levels associated with new loan originations as well as an increase in Criticized/Classified loans in the Commercial portfolio. The ALLL to total loans ratio was 1.01% at March 31, 2018 and 0.99% at December 31, 2017. The ACL to total loans ratio was 1.13% at March 31, 2018 and 1.11% at December 31, 2017. We believe these ratios are appropriate given the overall moderate-to-low risk profile of our loan portfolio and its coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and proactive action plans for these loans.

NCOs
A loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency where that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs at the time of discharge.
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
.

Table 11 - Quarterly Net Charge-off Analysis
	Three Months Ended
	March 31,	December 31,	March 31,
(dollar amounts in millions)	2018	2017	2017
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$17	$8	$8
Commercial real estate:
Construction	(1)	(1)	(3)
Commercial	(13)	—	1
Commercial real estate	(14)	(1)	(2)
Total commercial	3	7	6
Consumer:
Automobile	10	12	12
Home equity	3	1	2
Residential mortgage	1	—	3
RV and marine finance	3	2	2
Other consumer	18	19	14
Total consumer	35	34	33
Total net charge-offs	$38	$41	$39

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.24%	0.10%	0.12%
Commercial real estate:
Construction	(0.18)	(0.14)	(0.96)
Commercial	(0.80)	(0.02)	0.06
Commercial real estate	(0.70)	(0.04)	(0.12)
Total commercial	0.04	0.07	0.07
Consumer:
Automobile	0.32	0.39	0.45
Home equity	0.11	0.01	0.07
Residential mortgage	0.04	0.04	0.13
RV and marine finance	0.42	0.46	0.50
Other consumer	6.51	6.99	6.33
Total consumer	0.39	0.40	0.42
Net charge-offs as a % of average loans	0.21%	0.24%	0.24%

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
2018 First Quarter versus 2017 Fourth Quarter
NCOs were an annualized 0.21% of average loans and leases in the current quarter, a decrease from 0.24% in the 2017 fourth quarter, and below our long-term expectation of 0.35% - 0.55%. The commercial portfolio decreased 0.03% for the first quarter, with one significant CRE recovery, partially offset by an increase in the C&I portfolio. Consumer charge-offs were slightly lower for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the low level of C&I and CRE NCOs, we have experienced and continue to expect some volatility on a quarter-to-quarter comparison basis.
2018 First Three Months versus 2017 First Three Months
NCOs were $38 million, slightly lower than the same period in the prior year. Given the low level of C&I and CRE NCO’s, we expect some continued volatility on a period-to-period comparison basis.
Market Risk
(This section should be read in conjunction with the “Market Risk” section of our 2017 Form 10-K for our on-going market risk management processes.)
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
Interest Rate Risk

Table 12 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-2.0%	-4.0%
March 31, 2018	-0.6%	2.6%	5.2%
December 31, 2017	-0.6%	2.5%	4.8%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points.
Our NII at Risk is within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk shows that our balance sheet is asset sensitive at both March 31, 2018, and December 31, 2017.

Table 13 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-5.0%	-12.0%
March 31, 2018	-0.4%	1.7%	1.8%
December 31, 2017	-0.5%	1.9%	1.9%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many deposit costs reach zero percent.
We are within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE depicts a moderate asset sensitive balance sheet positioning us for rising interest rates.
MSRs
(This section should be read in conjunction with Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At March 31, 2018, we had a total of $212 million of capitalized MSRs representing the right to service $20 billion in mortgage loans. Of this $212 million, $12 million was recorded using the fair value method and $200 million was recorded using the amortization method.
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
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section of our 2017 Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 95% of total deposits at March 31, 2018. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $13.2 billion as of March 31, 2018.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2018, these core deposits funded 72% of total assets (106% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $15 million and $22 million at March 31, 2018 and December 31, 2017, respectively.

The following table reflects deposit composition detail for each of the last five quarters:

Table 14 - Deposit Composition
(dollar amounts in millions)
	March 31,		December 31,		September 30,		June 30,		March 31,
	2018		2017		2017		2017		2017
By Type:
Demand deposits—noninterest-bearing	$20,807	26%	$21,546	28%	$22,225	28%	$21,420	28%	$21,489	28%
Demand deposits—interest-bearing	19,337	25	18,001	23	18,343	23	17,113	23	18,618	24
Money market deposits	20,849	26	20,690	27	20,553	26	19,423	26	18,664	24
Savings and other domestic deposits	11,291	14	11,270	15	11,441	15	11,758	15	12,043	16
Core certificates of deposit	3,157	4	1,934	3	2,009	3	2,088	3	2,188	3
Total core deposits:	75,441	95	73,441	96	74,571	95	71,802	95	73,002	95
Other domestic deposits of $250,000 or more	228	—	239	—	418	1	441	1	524	1
Brokered deposits and negotiable CDs	3,802	5	3,361	4	3,456	4	3,690	4	3,897	4
Total deposits	$79,471	100%	$77,041	100%	$78,445	100%	$75,933	100%	$77,423	100%
Total core deposits:
Commercial	$34,615	46%	$34,273	47%	$35,516	48%	$32,201	45%	$32,963	45%
Consumer	40,826	54	39,168	53	39,055	52	39,601	55	40,039	55
Total core deposits	$75,441	100%	$73,441	100%	$74,571	100%	$71,802	100%	$73,002	100%
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans pledged to the Federal Reserve Discount Window and the FHLB are $33.5 billion and $31.7 billion at March 31, 2018 and December 31, 2017, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At March 31, 2018, total wholesale funding was $15.5 billion, a decrease from $17.9 billion at December 31, 2017. The decrease from year-end primarily relates to a decrease in short-term borrowings.
Liquidity Coverage Ratio
At March 31, 2018, the Bank is in compliance with the LCR requirements and management believes it has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At March 31, 2018 and December 31, 2017, the parent company had $2.2 billion and $1.6 billion, respectively, in cash and cash equivalents.
During the 2018 first quarter, Huntington elected to effect the conversion of all of its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock into common stock, and issued $500 million of Series E Preferred Stock. See Note 9 for further information.
On April 17, 2018, the board of directors declared a quarterly common stock cash dividend of $0.11 per common share. The dividend is payable on July 2, 2018, to shareholders of record on June 18, 2018. Based on the current quarterly dividend of $0.11 per common share, cash demands required for common stock dividends are estimated to be approximately $121 million per quarter. On April 17, 2018, the board of directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on July 16, 2018 to shareholders of record on July 1, 2018. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C are expected to be approximately $2 million per quarter. Cash demands required for Series D are expected to be approximately $9 million per quarter. Cash demands required for Series E are expected to be approximately $10 million for the 2018 second quarter declaration, and approximately $7 million per quarter starting with the 2018 third quarter declaration.
During the first three months of 2018, the Bank paid a preferred dividend of $11 million and common stock dividend of $406 million to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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
To mitigate operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC of the Board, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board, as appropriate.
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 15 - Regulatory Capital Data
		Basel III
(dollar amounts in millions)		March 31, 2018	December 31, 2017	March 31, 2017
Total risk-weighted assets	Consolidated	$81,423	$80,340	$77,559
	Bank	81,478	80,383	77,534
CET I risk-based capital	Consolidated	8,562	8,041	7,551
	Bank	8,804	8,856	8,146
Tier 1 risk-based capital	Consolidated	9,769	9,110	8,619
	Bank	9,661	9,727	9,015
Tier 2 risk-based capital	Consolidated	1,623	1,647	1,663
	Bank	1,803	1,790	1,745
Total risk-based capital	Consolidated	11,392	10,757	10,282
	Bank	11,464	11,517	10,760
Tier 1 leverage ratio	Consolidated	9.58%	9.09%	8.76%
	Bank	9.48	9.70	9.18
CET I risk-based capital ratio	Consolidated	10.52	10.01	9.74
	Bank	10.81	11.02	10.51
Tier 1 risk-based capital ratio	Consolidated	12.00	11.34	11.11
	Bank	11.86	12.10	11.63
Total risk-based capital ratio	Consolidated	13.99	13.39	13.26
	Bank	14.07	14.33	13.88
At March 31, 2018, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
CET1 risk-based capital ratio was 10.52% at March 31, 2018, up from 10.01% at December 31, 2017. The regulatory Tier 1 risk-based capital ratio was 12.00% compared to 11.34% at December 31, 2017.
Over the past three quarters, the Company repurchased $308 million of common stock at an average cost of $13.71 per share, including $48 million at an average cost of $15.83 during the 2018 first quarter. In addition, during the 2018 first quarter, $363 million of 8.5% Series A preferred equity was converted into common equity, and subsequently $500 million of 5.7% Series E preferred equity was issued.
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
Shareholders’ equity totaled $11.3 billion at March 31, 2018, an increase of $0.5 billion when compared with December 31, 2017.
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
On July 19, 2017, the Board authorized the repurchase of up to $308 million of common shares over the four quarters through the 2018 second quarter. During the 2018 first quarter, Huntington purchased $48 million of common stock at an average cost of $15.83 per share completing the $308 million buyback authorization under our 2017 CCAR Plan. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
Share Repurchases
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our annual capital plan. There were 3 million common shares repurchased during 2018.
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
Business segment results are determined based upon our management practices, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.

Revenue Sharing
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to customers. Results of operations for the business segments reflect these fee sharing allocations.
Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, and a small amount of other residual unallocated expenses, are allocated to the four business segments.

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
Net Income by Business Segment
Net income by business segment for the three-month periods ending March 31, 2018 and March 31, 2017 is presented in the following table:

Table 16 - Net Income (Loss) by Business Segment
	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Consumer and Business Banking	$100	$65
Commercial Banking	117	100
Vehicle Finance	42	40
RBHPCG	30	17
Treasury / Other	37	(14)
Net income	$326	$208

Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity as well as the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate and a 35% percent tax rate for periods prior to January 1, 2018, although our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Consumer and Business Banking

Table 17 - Key Performance Indicators for Consumer and Business Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$395	$375	$20	5%
Provision for credit losses	31	33	(2)	(6)
Noninterest income	174	171	3	2
Noninterest expense	412	413	(1)	—
Provision for income taxes	26	35	(9)	(26)
Net income	$100	$65	$35	54%
Number of employees (average full-time equivalent)	8,446	8,987	(541)	(6)%
Total average assets	$26,238	$25,187	$1,051	4
Total average loans/leases	21,429	20,467	962	5
Total average deposits	45,310	45,043	267	1
Net interest margin	3.64%	3.47%	0.17%	5
NCOs	$27	$23	$4	17
NCOs as a % of average loans and leases	0.50%	0.46%	0.04%	9
2018 First Three Months versus 2017 First Three Months
Consumer and Business Banking, including Home Lending, reported net income of $100 million in the first three-month period of 2018, an increase of $35 million, or 54%, compared to the year-ago period. Segment net interest income increased $20 million, or 5%, primarily due to an increase in total average loans and deposits. Noninterest income increased $3 million, or 2%, due to an increase in card and payment processing income and service charges on deposit accounts, as a result of higher card-related transaction volumes. The provision for credit losses decreased $2 million, or 6%.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported a loss of $5 million in the first three-month period of 2018, a decrease of $8 million, or 267%, compared to the year-ago period. Total revenues decreased $4 million, or 10%, largely due to lower net MSR hedge results and lower origination spreads, partially offset by higher origination volume and higher net interest income related to higher residential mortgage balances. In addition, noninterest expenses increased $7 million, or 20%, as a result of higher personnel costs due to higher origination volume, and higher allocated expenses.

Commercial Banking

Table 18 - Key Performance Indicators for Commercial Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$220	$228	$(8)	(4)%
Provision for credit losses	21	21	—	—
Noninterest income	69	64	5	8
Noninterest expense	120	117	3	3
Provision for income taxes	31	54	(23)	(43)
Net income	$117	$100	$17	17%
Number of employees (average full-time equivalent)	1,232	1,247	(15)	(1)%
Total average assets	$32,379	$31,508	$871	3
Total average loans/leases	25,969	25,552	417	2
Total average deposits	21,679	20,229	1,450	7
Net interest margin	3.13%	3.39%	(0.26)%	(8)
NCOs (Recoveries)	$(1)	$—	$(1)	—
NCOs as a % of average loans and leases	(0.02)%	0.01%	(0.03)%	(300)

2018 First Three Months versus 2017 First Three Months
Commercial Banking reported net income of $117 million in the first three-month period of 2018, an increase of $17 million, or 17%, compared to the year-ago period. Segment net interest income decreased $8 million, or 4%, primarily due to a 26 basis point decrease in net interest margin stemming from a decrease in the spread on loans/leases primarily due to lower accretion on the acquired book, product mix and cost of funds movement, partially offset by an increase in the spread on deposits and a 7% increase in average deposits compared to only a 2% increase in average loans/leases. Noninterest income increased $5 million, or 8%, largely driven by an increase in capital markets related revenues, equipment finance related fee income, international fees, and loan commitment and other fees, partially offset by a reduction in operating lease income. Noninterest expense increased $3 million, or 3%, primarily due to personnel expense and SAD related losses, partially offset by a decrease in operating lease expense.

Vehicle Finance

Table 19 - Key Performance Indicators for Vehicle Finance
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$99	$104	$(5)	(5)%
Provision for credit losses	14	11	3	27
Noninterest income	3	5	(2)	(40)
Noninterest expense	35	36	(1)	(3)
Provision for income taxes	11	22	(11)	(50)
Net income	$42	$40	$2	5%
Number of employees (average full-time equivalent)	259	239	20	8%
Total average assets	$17,854	$16,263	$1,591	10
Total average loans/leases	17,814	16,237	1,577	10
Total average deposits	349	335	14	4
Net interest margin	2.26%	2.59%	(0.33)%	(13)
NCOs	$12	$15	$(3)	(20)
NCOs as a % of average loans and leases	0.27%	0.36%	(0.09)%	(25)
2018 First Three Months versus 2017 First Three Months
Vehicle Finance reported net income of $42 million in the first three-month period of 2018, an increase of $2 million, or 5%, compared to the year-ago period, primarily reflecting the decrease in the provision for income taxes. Segment net interest income decreased $5 million or 5%, due to a 33 basis point decrease in the net interest margin primarily reflecting the continued run off of the acquired loan portfolios and the related purchase accounting impact. This decrease was offset in part by a $1.6 billion increase in average loan balances. Average automobile loans increased $1.0 billion driven by $6.2 billion of new automobile production over the past year, while average RV and marine finance loans increased $0.6 billion, reflecting the expansion of this acquired business into 17 new states. Noninterest income decreased $2 million, or 40%, primarily due to lower recoveries of acquired loans that were charged-off prior to acquisition as well as a decrease in net servicing income on securitized automobile loans. Noninterest expense decreased $1 million, or 3%, primarily due to lower personnel and outside servicing costs.

Regional Banking and The Huntington Private Client Group

Table 20 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$45	$45	$—	—%
Provision for credit losses	—	3	(3)	(100)
Noninterest income	51	48	3	6
Noninterest expense	58	63	(5)	(8)
Provision for income taxes	8	10	(2)	(20)
Net income	$30	$17	$13	76%
Number of employees (average full-time equivalent)	1,006	1,039	(33)	(3)%
Total average assets	$5,846	$5,346	$500	9
Total average loans/leases	5,181	4,639	542	12
Total average deposits	5,873	6,058	(185)	(3)
Net interest margin	3.15%	3.07%	0.08%	3
NCOs	$—	$1	$(1)	(100)
NCOs as a % of average loans and leases	(0.01)%	0.07%	(0.08)%	(114)
Total assets under management (in billions)—eop	$18.1	$17.4	$0.7	4
Total trust assets (in billions)—eop	113.0	99.2	13.8	14
eop - End of Period.
2018 First Three Months versus 2017 First Three Months
RBHPCG reported net income of $30 million in the first three-month period of 2018, an increase of $13 million, or 76%, compared to the year-ago period. Noninterest expense decreased $5 million, or 8%, as a result of decreased net product, fee sharing and personnel expenses. Noninterest income increased $3 million, or 6%, primarily reflecting increased trust and investment management revenue as a result of an increase in trust assets and assets under management. The provision for credit losses decreased $3 million, or 100%.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect our future results. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2017, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, http://www.huntington.com, under the heading “Publications and Filings” and in other documents we file with the SEC.

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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures.  Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes.  The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.  The FTE basis assumes a federal statutory tax rate of 21 percent and 35 percent for the 2018 and 2017 periods, respectively. We encourage readers to consider the consolidated financial statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
Non-Regulatory Capital Ratios
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets, and

•	Tangible common equity to risk-weighted assets using Basel III definitions.
These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare the Company’s capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes goodwill and other intangible assets, the nature and extent of which varies among different financial services companies. These ratios are not defined in GAAP or federal banking regulations. As a result, these non-regulatory capital ratios disclosed by the Company are considered non-GAAP financial measures.
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

Risk Factors
More information on risk is discussed in the Risk Factors section included in Item 1A of our 2017 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements included in our December 31, 2017 Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting estimates relate to our ACL, valuation of financial instruments, contingent liabilities, income taxes, and deferred tax assets/liabilities. These significant accounting estimates and their related application are discussed in our December 31, 2017 Form 10-K.
Recent Accounting Pronouncements and Developments
Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2018 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(dollar amounts in millions, except number of shares)	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$1,069	$1,520
Interest-bearing deposits in banks	46	47
Trading account securities	85	86
Available-for-sale securities	14,607	14,869
Held-to-maturity securities	8,789	9,091
Other securities	602	600
Loans held for sale (includes $426 and $413 respectively, measured at fair value)(1)	506	488
Loans and leases (includes $86 and $93 respectively, measured at fair value)(1)	71,163	70,117
Allowance for loan and lease losses	(721)	(691)
Net loans and leases	70,442	69,426
Bank owned life insurance	2,480	2,466
Premises and equipment	847	864
Goodwill	1,993	1,993
Other intangible assets	333	346
Servicing rights	246	238
Accrued income and other assets	2,201	2,151
Total assets	$104,246	$104,185
Liabilities and shareholders’ equity
Liabilities
Deposits	$79,471	$77,041
Short-term borrowings	2,854	5,056
Long-term debt	8,618	9,206
Accrued expenses and other liabilities	1,995	2,068
Total liabilities	92,938	93,371
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock	1,203	1,071
Common stock	11	11
Capital surplus	10,025	9,707
Less treasury shares, at cost	(34)	(35)
Accumulated other comprehensive loss	(677)	(528)
Retained earnings	780	588
Total shareholders’ equity	11,308	10,814
Total liabilities and shareholders’ equity	$104,246	$104,185
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,104,988,531	1,075,294,946
Common shares outstanding	1,101,795,768	1,072,026,681
Treasury shares outstanding	3,192,763	3,268,265
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,707,571	2,702,571
Preferred shares outstanding	740,500	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 13.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(dollar amounts in millions)	Three Months Ended March 31,
	2018	2017
Interest and fee income:
Loans and leases	$756	$676
Available-for-sale securities
Taxable	70	71
Tax-exempt	23	19
Held-to-maturity securities—taxable	54	45
Other securities
Taxable	6	5
Tax-exempt	—	—
Other	5	4
Total interest income	914	820
Interest expense:
Deposits	60	35
Short-term borrowings	19	6
Federal Home Loan Bank advances	—	—
Subordinated notes and other long-term debt	65	49
Total interest expense	144	90
Net interest income	770	730
Provision for credit losses	66	68
Net interest income after provision for credit losses	704	662
Service charges on deposit accounts	86	83
Cards and payment processing income	53	47
Trust and investment management services	44	39
Mortgage banking income	26	32
Insurance income	21	20
Capital markets fees	19	14
Bank owned life insurance income	15	18
Gain on sale of loans	8	13
Net gains on sales of securities	—	—
Impairment losses on available-for-sale securities	—	—
Other noninterest income	42	46
Total noninterest income	314	312
Personnel costs	376	382
Outside data processing and other services	73	87
Net occupancy	41	68
Equipment	40	47
Deposit and other insurance expense	18	20
Professional services	11	18
Marketing	8	14
Amortization of intangibles	14	14
Other noninterest expense	52	57
Total noninterest expense	633	707
Income before income taxes	385	267
Provision for income taxes	59	59
Net income	326	208
Dividends on preferred shares	12	19
Net income applicable to common shares	$314	$189

	Three Months Ended March 31,
(dollar amounts in millions, except per share amounts)	2018	2017
Average common shares—basic	1,083,836	1,086,374
Average common shares—diluted	1,124,778	1,108,617
Per common share:
Net income—basic	$0.29	$0.17
Net income—diluted	0.28	0.17
Cash dividends declared	0.11	0.08
OTTI losses for the periods presented:
Total OTTI losses	$—	$—
Noncredit-related portion of loss recognized in OCI	—	—
Impairment losses recognized in earnings on available-for-sale securities	$—	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Net income	$326	$208
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	—	1
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	(149)	10
Total unrealized gains (losses) on available-for-sale securities	(149)	11
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	—	(1)
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	—
Other comprehensive income (loss), net of tax	(148)	10
Comprehensive income	$178	$218
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

							Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
(dollar amounts in millions, except per share amounts)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended March 31, 2017
Balance, beginning of period	$1,071	1,089	$11	$9,881	(3)	$(27)	$(401)	$(227)	$10,308
Net income								208	208
Other comprehensive income (loss)							10		10
Cash dividends declared:
Common ($0.08 per share)								(87)	(87)
Preferred Series A ($21.25 per share)								(8)	(8)
Preferred Series B ($9.31 per share)								—	—
Preferred Series C ($14.69 per share)								(2)	(2)
Preferred Series D ($15.63 per share)								(9)	(9)
Recognition of the fair value of share-based compensation				(2)					(2)
Other share-based compensation activity		1		19				(1)	18
Other		—		1	—				1
Balance, end of period	$1,071	1,090	$11	$9,899	(3)	$(27)	$(391)	$(126)	$10,437

Three Months Ended March 31, 2018
Balance, beginning of period	$1,071	1,075	$11	$9,707	(3)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								326	326
Other comprehensive income (loss)							(148)		(148)
Net proceeds from issuance of Series E preferred stock	495								495
Repurchases of common stock		(3)		(48)					(48)
Cash dividends declared:
Common ($0.11 per share)								(121)	(121)
Preferred Series B ($11.05 per share)								—	—
Preferred Series C ($14.69 per share)								(2)	(2)
Preferred Series D ($15.63 per share)								(9)	(9)
Conversion of Preferred Series A Stock to Common Stock	(363)	30		363					—
Recognition of the fair value of share-based compensation				15					15
Other share-based compensation activity		3		(12)				(3)	(15)
Other					—	1			1
Balance, end of period	$1,203	1,105	$11	$10,025	(3)	$(34)	$(677)	$780	$11,308
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Operating activities
Net income	$326	$208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	66	68
Depreciation and amortization	105	211
Share-based compensation expense	15	(2)
Deferred income tax expense	93	(20)
Net gains on sales of securities	—	—
Impairment losses recognized in earnings on available-for-sale securities	—	—
Net Change in:
Trading account securities	1	35
Loans held for sale	(27)	24
Accrued income and other assets	(237)	54
Accrued expense and other liabilities	(49)	(188)
Other, net	1	6
Net cash provided by (used in) operating activities	294	396
Investing activities
Change in interest bearing deposits in banks	22	17
Proceeds from:
Maturities and calls of available-for-sale securities	462	116
Maturities of held-to-maturity securities	174	279
Sales of available-for-sale securities	203	165
Purchases of available-for-sale securities	(507)	(882)
Purchases of held-to-maturity securities	—	(9)
Purchases of other securities	(2)	(5)
Net proceeds from sales of portfolio loans	76	119
Net loan and lease activity, excluding sales and purchases	(1,137)	(437)
Purchases of premises and equipment	(16)	(55)
Proceeds from sales of other real estate	8	6
Purchases of loans and leases	(68)	(44)
Other, net	9	(6)
Net cash provided by (used in) investing activities	(776)	(736)
Financing activities
Increase (decrease) in deposits	2,430	1,815
Increase (decrease) in short-term borrowings	(2,181)	(2,433)
Net proceeds from issuance of long-term debt	51	1,029
Maturity/redemption of long-term debt	(572)	(48)
Dividends paid on preferred stock	(19)	(19)
Dividends paid on common stock	(118)	(87)
Repurchases of common stock	(48)	—
Proceeds from stock options exercised	3	5
Net proceeds from issuance of preferred stock	495	—
Payments related to tax-withholding for share based compensation awards	(10)	—
Other, net	—	3
Net cash provided by (used for) financing activities	31	265
Increase (decrease) in cash a cash equivalents	(451)	(75)
Cash and cash equivalents at beginning of period	1,520	1,385
Cash and cash equivalents at end of period	$1,069	$1,310

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Supplemental disclosures:
Interest paid	$159	$86
Income taxes paid	11	1
Non-cash activities
Loans transferred to held-for-sale from portfolio	110	159
Loans transferred to portfolio from held-for-sale	31	—
Transfer of loans to OREO	6	10
Transfer of securities from held-to-maturity to available-for-sale	2,833	—
Transfer of securities from available-for-sale to held-to-maturity	2,707	—
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2017 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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

Accounting standards adopted in current period

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

- Huntington adopted the new guidance on January 1, 2018 using the modified retrospective approach.

- Management's analysis included:
(a) Identification of all revenue streams included in the financial statements;
(b) Determination of scope exclusions to identify ‘in-scope’ revenue streams;
(c) Determination of size, timing, and amount of revenue recognition for in-scope items;
(d) Identification of contracts for further analysis; and
(e) Completion of a review of certain contracts to evaluate the potential impact of the new guidance.

- Key revenue streams identified include service charges on deposit accounts, credit card and payment processing income, trust and investment management services income, and insurance income.

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

- Huntington adopted the new guidance in the on January 1, 2018.

- Amendments are applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.

- Huntington reclassified $19 million of equity securities from AFS Securities to Other Securities on the Unaudited Condensed Consolidated Balance Sheets and reclassified unrealized gains of $1 million from AOCI to Retained Earnings. Prior periods have been adjusted to present these securities as Other Securities to facilitate comparison.

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
- Huntington adopted the new guidance on January 1, 2018. - The update did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
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
- Huntington adopted the new guidance on January 1, 2018. - The update did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.
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
- Huntington adopted the new guidance on January 1, 2018. - The update did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

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

- For cash flow and net investment hedges, the cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness should be recognized in AOCI with a corresponding adjustment to retained earnings.

- Huntington adopted the new guidance on January 1, 2018. The update did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

- Huntington reclassified $2.8 billion securities eligible to be hedged under the last-of-layer method from held-to-maturity to available-for-sale and recognized $26 million of fair value loss (net of tax) within OCI.

ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) Issued Feb 2018
- Allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from TCJA.

-  The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI.

- Requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI.

- Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. - Huntington early adopted the guidance effective to 4Q 2017.

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
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

- Management is currently assessing the impact of the new guidance on Huntington's Unaudited Condensed Consolidated Financial Statements, including working with associates engaged in the procurement of goods and services used in the entity’s operations, and reviewing contractual arrangements for embedded leases in an effort to identify Huntington’s full lease population.

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

- The amendment is not expected to have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are either accounted for at fair value or purchased credit-impaired, loans are carried at the principal amount outstanding, net of unamortized premiums and discounts and deferred loan fees and costs, which resulted in a net balance of $359 million and $334 million at March 31, 2018 and December 31, 2017, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2018 and December 31, 2017.

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Loans and leases:
Commercial and industrial	$28,622	$28,107
Commercial real estate	7,412	7,225
Automobile	12,146	12,100
Home equity	9,987	10,099
Residential mortgage	9,357	9,026
RV and marine finance	2,549	2,438
Other consumer	1,090	1,122
Loans and leases	$71,163	$70,117
Allowance for loan and lease losses	(721)	(691)
Net loans and leases	$70,442	$69,426

Nonaccrual and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the accounting policies related to the NALs.
The following table presents NALs by loan class at March 31, 2018 and December 31, 2017.

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Commercial and industrial	$190	$161
Commercial real estate	30	29
Automobile	5	6
Home equity	75	68
Residential mortgage	82	84
RV and marine finance	1	1
Other consumer	—	—
Total nonaccrual loans	$383	$349

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$39	$13	$65	$117	$28,505	$—	$28,622	$9	(2)
Commercial real estate	13	—	6	19	7,393	—	7,412	1
Automobile	66	13	8	87	12,058	1	12,146	6
Home equity	55	20	62	137	9,848	2	9,987	15
Residential mortgage	89	37	115	241	9,034	82	9,357	69	(3)
RV and marine finance	8	2	1	11	2,537	1	2,549	2
Other consumer	9	4	4	17	1,073	—	1,090	4
Total loans and leases	$279	$89	$261	$629	$70,448	$86	$71,163	$106

	December 31, 2017
	Past Due (1)					Purchased Credit Impaired	Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	35	14	65	114	27,954	39	—	28,107	9	(2)
Commercial real estate	10	1	11	22	7,201	2	—	7,225	3
Automobile	89	18	10	117	11,982	—	1	12,100	7
Home equity	49	19	60	128	9,969	—	2	10,099	18
Residential mortgage	129	48	118	295	8,642	—	89	9,026	72	(3)
RV and marine finance	11	3	2	16	2,421	—	1	2,438	1
Other consumer	12	5	5	22	1,100	—	—	1,122	5
Total loans and leases	$335	$108	$271	$714	$69,269	$41	$93	$70,117	$115

(1)	NALs are included in this aging analysis based on the loan's past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

Allowance for Credit Losses
Huntington maintains two reserves, both of which reflect Management’s judgment regarding the appropriate level necessary to absorb probable and estimable credit losses inherent in our loan and lease portfolio as of the balance sheet date: the ALLL and the AULC. Combined, these reserves comprise the total ACL. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change. See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the accounting policies related to the ACL.
The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation and is reduced by charge-offs, net of recoveries.
The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2018 and 2017.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(23)	(50)	(73)
Recoveries of loans previously charged-off	20	15	35
Provision for loan and lease losses	36	32	68
ALLL balance, end of period	$515	$206	$721
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(2)	—	(2)
AULC balance, end of period	$82	$3	$85
ACL balance, end of period	$597	$209	$806

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2017:
ALLL balance, beginning of period	$451	$187	$638
Loan charge-offs	(24)	(46)	(70)
Recoveries of loans previously charged-off	18	13	31
Provision for loan and lease losses	35	39	74
ALLL balance, end of period	$480	$193	$673
AULC balance, beginning of period	$87	$11	$98
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	2	(8)	(6)
AULC balance, end of period	$89	$3	$92
ACL balance, end of period	$569	$196	$765

Credit Quality Indicators
See Note 4 “Loans / Leases and Allowance for Credit Losses” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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

The following table presents each loan and lease class by credit quality indicator at March 31, 2018 and December 31, 2017.

	March 31, 2018
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,719	$747	$1,142	$14	$28,622
Commercial real estate	7,049	222	139	2	7,412

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,114	$4,338	$1,395	$298	$12,145
Home equity	6,247	3,025	631	82	9,985
Residential mortgage	5,976	2,591	621	87	9,275
RV and marine finance	1,529	866	104	49	2,548
Other consumer	408	549	96	37	1,090

	December 31, 2017
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,268	$694	$1,116	$29	$28,107
Commercial real estate	6,909	200	115	1	7,225

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,102	$4,312	$1,390	$295	$12,099
Home equity	6,352	3,024	617	104	10,097
Residential mortgage	5,697	2,581	605	54	8,937
RV and marine finance	1,433	863	96	45	2,437
Other consumer	428	540	143	11	1,122

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.
Impaired Loans
See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2018 and December 31, 2017.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at March 31, 2018:
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$36	$9	$45
Attributable to loans collectively evaluated for impairment	479	197	676
Total ALLL balance	$515	$206	$721
Loan and Lease Ending Balances at March 31, 2018: (1)
Portion of loan and lease ending balance:
Individually evaluated for impairment	$670	$610	$1,280
Collectively evaluated for impairment	35,364	34,433	69,797
Total loans and leases evaluated for impairment	$36,034	$35,043	$71,077

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2017:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$—	$—	$—
Attributable to loans individually evaluated for impairment	32	9	41
Attributable to loans collectively evaluated for impairment	450	200	650
Total ALLL balance:	$482	$209	$691
Loan and Lease Ending Balances at December 31, 2017: (1)
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$41	$—	$41
Individually evaluated for impairment	607	616	1,223
Collectively evaluated for impairment	34,684	34,076	68,760
Total loans and leases evaluated for impairment	$35,332	$34,692	$70,024

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases: (1)

	March 31, 2018			Three Months Ended March 31, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$243	$271	$—	$264	$5
Commercial real estate	71	91	—	63	2
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	—	—
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	314	349	34	286	3
Commercial real estate	42	48	2	47	—
Automobile	37	41	2	36	1
Home equity	335	386	14	334	3
Residential mortgage	307	335	4	308	3
RV and marine finance	2	3	—	2	—
Other consumer	6	6	2	7	—

Total
Commercial and industrial (3)	557	620	34	550	8
Commercial real estate (4)	113	139	2	110	2
Automobile (2)	37	41	2	36	1
Home equity (5)	335	386	14	334	3
Residential mortgage (5)	307	335	4	308	3
RV and marine finance (2)	2	3	—	2	—
Other consumer (2)	6	6	2	7	—

	December 31, 2017			Three Months Ended March 31, 2017
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$284	$311	$—	$276	$4
Commercial real estate	56	81	—	86	2
Automobile	—	—	—	—	—
Home equity	—	—	—	—	—
Residential mortgage	—	—	—	—	—
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	257	280	29	334	2
Commercial real estate	51	51	3	69	—
Automobile	36	40	2	32	1
Home equity	334	385	14	323	4
Residential mortgage	308	338	4	339	3
RV and marine finance	2	3	—	—	—
Other consumer	8	8	2	4	—

Total
Commercial and industrial (3)	541	591	29	610	6
Commercial real estate (4)	107	132	3	155	2
Automobile (2)	36	40	2	32	1
Home equity (5)	334	385	14	323	4
Residential mortgage (5)	308	338	4	339	3
RV and marine finance (2)	2	3	—	—	—
Other consumer (2)	8	8	2	4	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At March 31, 2018 and December 31, 2017, C&I loans of $399 million and $382 million, respectively, were considered impaired due to their status as a TDR.

(4)	At March 31, 2018 and December 31, 2017, CRE loans of $92 million and $93 million, respectively, were considered impaired due to their status as a TDR.

(5)
Includes home equity and residential mortgages considered to be collateral dependent due to their non-accrual status as well as home equity and mortgage loans considered impaired due to their status as a TDR.

(6)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. See Note 4 “Loans / Leases and Allowance for Credit Losses” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for an additional discussion of TDRs.

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2018 and 2017.

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	March 31, 2018			March 31, 2017
(dollar amounts in millions)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)
Commercial and industrial:
Interest rate reduction	1	$—	$—	1	$—	$—
Amortization or maturity date change	238	96	(2)	236	113	(1)
Other	2	—	—	3	—	—
Total Commercial and industrial	241	96	(2)	240	113	(1)
Commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	48	32	—	24	31	—
Other	—	—	—	—	—	—
Total commercial real estate:	48	32	—	24	31	—
Automobile:
Interest rate reduction	16	—	—	14	—	—
Amortization or maturity date change	411	4	—	477	4	—
Chapter 7 bankruptcy	200	2	—	240	2	—
Other	—	—	—	—	—	—
Total Automobile	627	6	—	731	6	—
Home equity:
Interest rate reduction	1	—	—	8	—	—
Amortization or maturity date change	85	5	(1)	106	5	(1)
Chapter 7 bankruptcy	51	3	—	87	4	1
Other	7	—	—	58	4	—
Total Home equity	144	8	(1)	259	13	—
Residential mortgage:
Interest rate reduction	—	—	—	2	—	—
Amortization or maturity date change	72	9	—	99	11	(1)
Chapter 7 bankruptcy	10	—	—	24	3	—
Other	1	—	—	16	2	—
Total Residential mortgage	83	9	—	141	16	(1)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	3	—	—	14	1	—
Chapter 7 bankruptcy	16	—	—	15	—	—
Other	—	—	—	—	—	—
Total RV and marine finance	19	—	—	29	1	—
Other consumer:
Interest rate reduction	440	2	—	1	—	—
Amortization or maturity date change	—	—	—	2	—	—
Chapter 7 bankruptcy	1	—	—	1	—	—
Other	—	—	—	—	—	—
Total Other consumer	441	2	—	4	—	—
Total new troubled debt restructurings	1,603	$153	$(3)	1,428	$180	$(2)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(3)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB of Cincinnati. As of March 31, 2018 and December 31, 2017, these borrowings and advances are secured by $33.5 billion and $31.7 billion of loans and securities, respectively.
4. AVAILABLE-FOR-SALE SECURITIES
Upon adoption of ASU 2017-12, Huntington transferred $2.8 billion of securities eligible to be hedged under the last-of-layer method from the HTM portfolio to the AFS portfolio. At the time of the transfer, $26 million of unrealized losses were recognized in OCI. Concurrently, Huntington transferred $2.7 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $56 million of unrealized losses attributed to these securities. This loss will be recognized and amortized into interest income over the remaining life of the securities.

Contractual maturities of available-for-sale securities at March 31, 2018 and December 31, 2017 were:

	March 31, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$5	$5	$5	$5
Total U.S. Treasury	5	5	5	5
Federal agencies:
Residential CMO:
After 1 year through 5 years	1	1	1	1
After 5 years through 10 years	47	45	90	89
After 10 years	7,742	7,485	6,570	6,394
Total Residential CMO	7,790	7,531	6,661	6,484
Residential MBS:
After 1 year through 5 years	6	5	6	6
After 5 years through 10 years	33	33	7	8
After 10 years	700	686	1,358	1,353
Total Residential MBS	739	724	1,371	1,367
Commercial MBS:
After 1 year through 5 years	69	67	23	22
After 5 years through 10 years	9	8	151	148
After 10 years	1,775	1,716	2,365	2,317
Total Commercial MBS	1,853	1,791	2,539	2,487
Other agencies:
1 year or less	1	1	2	2
After 1 year through 5 years	8	8	9	9
After 5 years through 10 years	181	178	58	59
Total other agencies	190	187	69	70
Total U.S. Treasury, Federal agency, and other agency securities	10,577	10,238	10,645	10,413
Municipal securities:
1 year or less	153	153	103	103
After 1 year through 5 years	1,129	1,121	1,140	1,134
After 5 years through 10 years	1,738	1,717	1,709	1,704
After 10 years	867	843	940	937
Total municipal securities	3,887	3,834	3,892	3,878
Asset-backed securities:
After 1 year through 5 years	80	79	80	80
After 5 years through 10 years	61	60	53	54
After 10 years	294	288	349	333
Total asset-backed securities	435	427	482	467
Corporate debt:
1 year or less	1	1	—	—
After 1 year through 5 years	67	67	73	74
After 5 years through 10 years	19	20	20	21
After 10 years	13	14	13	14
Total corporate debt	100	102	106	109
Other securities/Sovereign debt:
1 year or less	2	2	1	1
After 1 year through 5 years	4	4	1	1
Total other securities/Sovereign debt	6	6	2	2
Total available-for-sale securities	$15,005	$14,607	$15,127	$14,869

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at March 31, 2018 and December 31, 2017:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2018
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,790	—	(259)	7,531
Residential MBS	739	2	(16)	724
Commercial MBS	1,853	—	(63)	1,791
Other agencies	190	—	(3)	187
Total U.S. Treasury, Federal agency and other agency securities	10,577	2	(341)	10,238
Municipal securities	3,887	14	(67)	3,834
Asset-backed securities	435	—	(8)	427
Corporate debt	100	2	—	102
Other securities/Sovereign debt	6	—	—	6
Total available-for-sale securities	$15,005	$18	$(416)	$14,607

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	6,661	1	(178)	6,484
Residential MBS	1,371	1	(5)	1,367
Commercial MBS	2,539	—	(52)	2,487
Other agencies	69	1	—	70
Total U.S. Treasury, Federal agency and other agency securities	10,645	3	(235)	10,413
Municipal securities	3,892	21	(35)	3,878
Asset-backed securities	482	1	(16)	467
Corporate debt	106	3	—	109
Other securities/Sovereign debt	2	—	—	2
Total available-for-sale securities	$15,127	$28	$(286)	$14,869

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position as of March 31, 2018 and December 31, 2017.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
Federal agencies:
Residential CMO	$3,291	$(71)	$4,027	$(188)	$7,318	$(259)
Residential MBS	648	(16)	11	—	659	(16)
Commercial MBS	322	(9)	1,469	(54)	1,791	(63)
Other agencies	107	(1)	69	(2)	176	(3)
Total Federal Agency and other agency securities	4,368	(97)	5,576	(244)	9,944	(341)
Municipal securities	2,182	(45)	623	(22)	2,805	(67)
Asset-backed securities	240	(3)	144	(5)	384	(8)
Corporate debt	14	—	—	—	14	—
Other securities/Sovereign debt	—	—	2	—	2	—
Total temporarily impaired securities	$6,804	$(145)	$6,345	$(271)	$13,149	$(416)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$1,660	$(19)	$4,520	$(159)	$6,180	$(178)
Residential MBS	1,078	(5)	11	—	1,089	(5)
Commercial MBS	960	(15)	1,527	(37)	2,487	(52)
Other agencies	39	—	—	—	39	—
Total Federal Agency and other agency securities	3,737	(39)	6,058	(196)	9,795	(235)
Municipal securities	1,681	(21)	497	(14)	2,178	(35)
Asset-backed securities	127	(1)	173	(15)	300	(16)
Total temporarily impaired securities	$5,545	$(61)	$6,728	$(225)	$12,273	$(286)
At March 31, 2018 and December 31, 2017, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $6.5 billion and $6.1 billion, respectively. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2018 or December 31, 2017.
The following table is a summary of realized securities gains and losses for the three-month periods ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Gross gains on sales of securities	$5	$1
Gross (losses) on sales of securities	(5)	(1)
Net gain on sales of securities	$—	$—

Security Impairment
Huntington evaluates the available-for-sale securities portfolio on a quarterly basis for impairment and conducts a comprehensive security-level assessment on all available-for-sale securities. Impairment would exist when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any credit impairment would be recognized in earnings. During the 2018 first quarter, Huntington sold the remaining trust preferred CDO securities resulting in a gain of $3 million. As of March 31, 2018, the Huntington has evaluated available-for-sale securities with gross unrealized losses for impairment and concluded no OTTI is required.
5. HELD-TO-MATURITY SECURITIES
These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
See Note 4 "Available -for-sale- securities" regarding the transfers between the securities portfolios during the 2018 first quarter.
Listed below are the contractual maturities of held-to-maturity securities at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies:
Residential CMO:
After 5 years through 10 years	39	38	—	—
After 10 years	2,354	2,291	3,714	3,657
Total Residential CMO	2,393	2,329	3,714	3,657
Residential MBS:
After 5 years through 10 years	—	—	28	28
After 10 years	1,651	1,606	1,021	1,016
Total Residential MBS	1,651	1,606	1,049	1,044
Commercial MBS:
After 1 year through 5 years	—	—	38	37
After 5 years through 10 years	131	128	1	1
After 10 years	4,223	4,101	3,752	3,698
Total Commercial MBS	4,354	4,229	3,791	3,736
Other agencies:
After 1 year through 5 years	14	13	7	8
After 5 years through 10 years	215	213	362	360
After 10 years	157	154	163	161
Total other agencies	386	380	532	529
Total Federal agencies and other agencies	8,784	8,544	9,086	8,966
Municipal securities:
After 10 years	5	5	5	5
Total municipal securities	5	5	5	5
Total held-to-maturity securities	$8,789	$8,549	$9,091	$8,971

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at March 31, 2018 and December 31, 2017.

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2018
Federal agencies:
Residential CMO	$2,393	$—	$(63)	$2,329
Residential MBS	1,651	—	(45)	1,606
Commercial MBS	4,354	—	(125)	4,229
Other agencies	386	—	(6)	380
Total Federal agencies and other agencies	8,784	—	(239)	8,544
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,789	$—	$(239)	$8,549

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
Federal agencies:
Residential CMO	$3,714	$1	$(58)	$3,657
Residential MBS	1,049	2	(7)	1,044
Commercial MBS	3,791	—	(55)	3,736
Other agencies	532	1	(4)	529
Total Federal agencies and other agencies	9,086	4	(124)	8,966
Municipal securities	5	—	—	5
Total held-to-maturity securities	$9,091	$4	$(124)	$8,971
The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2018 and December 31, 2017.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
Federal agencies:
Residential CMO	$947	$(23)	$1,313	$(40)	$2,260	$(63)
Residential MBS	1,606	(45)	—	—	1,606	(45)
Commercial MBS	3,495	(109)	726	(16)	4,221	(125)
Other agencies	297	(4)	62	(2)	359	(6)
Total Federal agencies and other agencies	6,345	(181)	2,101	(58)	8,446	(239)
Municipal securities	—	—	5	—	5	—
Total temporarily impaired securities	$6,345	$(181)	$2,106	$(58)	$8,451	$(239)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$2,369	$(26)	$1,019	$(32)	$3,388	$(58)
Residential MBS	974	(7)	—	—	974	(7)
Commercial MBS	3,456	(49)	253	(6)	3,709	(55)
Other agencies	249	(2)	139	(2)	388	(4)
Total Federal agencies and other agencies	7,048	(84)	1,411	(40)	8,459	(124)
Municipal securities	—	—	5	—	5	—
Total temporarily impaired securities	$7,048	$(84)	$1,416	$(40)	$8,464	$(124)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of March 31, 2018, Huntington has evaluated held-to-maturity securities with gross unrealized losses for impairment and concluded no OTTI is required.
6. OTHER SECURITIES

	March 31, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Other securities, at cost
Non-marketable equity securities:
Federal Home Loan Bank stock	287	287	287	287
Federal Reserve Bank stock	294	294	294	294
Other securities, at fair value
Mutual funds	19	19	18	18
Marketable equity securities	2	2	1	1
Total other securities	$602	$602	$600	$600
Other securities are primarily composed of FHLB stock and FRB stock (which are carried at cost) and mutual funds and other marketable equity securities (which are carried at fair value, with changes in fair value recognized in other noninterest income). Other securities that are carried at cost are reviewed at least annually for impairment, with valuation adjustments recognized in other noninterest income.
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Residential mortgage loans sold with servicing retained	$843	$845
Pretax gains resulting from above loan sales (1)	21	22

(1)	Recorded in mortgage banking income.

The following table summarizes the changes in MSRs recorded using the amortization method for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Carrying value, beginning of period	$191	$172
New servicing assets created	10	10
Impairment recovery (charge)	7	2
Amortization	(8)	(6)
Carrying value, end of period	$200	$178
Fair value, end of period	$205	$179
Weighted-average life (years)	7.0	7.1
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
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at March 31, 2018, and December 31, 2017 follows:

	March 31, 2018				December 31, 2017
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.42%		$(9)	$(18)	8.30%		$(5)	$(10)
Spread over forward interest rate swap rates	979	bps	(8)	(14)	1,049	bps	(7)	(13)

Additionally, Huntington held MSRs recorded using the fair value method of $12 million and $13 million at March 31, 2018 and 2017, respectively. The change in fair value representing time decay, payoffs and changes in valuation inputs and assumptions for the three-month periods ended March 31, 2018 and 2017 was $1 million and less than $1 million, respectively.
Total servicing, late and other ancillary fees included in mortgage banking income were $15 million and $14 million for the three-month periods ended March 31, 2018 and 2017, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $20.1 billion and $19.8 billion at March 31, 2018 and December 31, 2017, respectively.
Automobile Loans
Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoffs are faster than expected, then future value could be impaired.

Changes in the carrying value of automobile loan servicing rights for the three-month periods ended March 31, 2018 and 2017, and the fair value at the end of each period were as follows:

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Carrying value, beginning of period	$8	$18
Amortization	(2)	(3)
Carrying value, end of period	$6	$15
Fair value, end of period	$7	$15
Weighted-average contractual life (years)	3.4	4.0
Servicing income amounted to $3 million and $5 million for the three-month periods ending March 31, 2018, and 2017. The unpaid principal balance of automobile loans serviced for third parties was $0.9 billion and $1.0 billion at March 31, 2018 and December 31, 2017, respectively.
Small Business Association (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
SBA loans sold with servicing retained	$64	$78
Pretax gains resulting from above loan sales (1)	7	6

(1)	Recorded in gain on sale of loans.
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
The following table summarizes the changes in the carrying value of the servicing asset for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Carrying value, beginning of period	$27	$21
New servicing assets created	3	1
Amortization	(2)	(1)
Carrying value, end of period	$28	$21
Fair value, end of period	$32	$26
Weighted-average life (years)	3.3	3.3
Servicing income amounted to $3 million and $3 million for the three-month periods ending March 31, 2018, and 2017, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.5 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively.

8. OTHER COMPREHENSIVE INCOME
The components of Huntington's OCI for the three-month periods ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31, 2018
		Tax (Expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(206)	45	(161)
Less: Reclassification adjustment for net losses (gains) included in net income	15	(3)	12
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(191)	42	(149)
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$(190)	$42	$(148)

	Three Months Ended March 31, 2017
	Tax (Expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1	$—	$1
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	9	(3)	6
Less: Reclassification adjustment for net losses (gains) included in net income	6	(2)	4
Net change in unrealized holding gains (losses) on available-for-sale debt securities	16	(5)	11
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(2)	1	(1)
Less: Reclassification adjustment for net (gains) losses included in net income	1	(1)	—
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(1)	—	(1)
Net change in pension and other post-retirement obligations	—	—	—
Total other comprehensive income (loss)	$15	$(5)	$10

Activity in accumulated OCI for the three-month periods ended March 31, 2018 and 2017, were as follows:

(dollar amounts in millions)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2016	$(193)	$(3)	$(205)	$(401)
Other comprehensive income before reclassifications	7	(1)	—	6
Amounts reclassified from accumulated OCI to earnings	4	—	—	4
Period change	11	(1)	—	10
March 31, 2017	$(182)	$(4)	$(205)	$(391)

December 31, 2017	$(278)	$—	$(250)	$(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)	—	—	(1)
Other comprehensive income before reclassifications	(161)	—	—	(161)
Amounts reclassified from accumulated OCI to earnings	12	—	1	13
Period change	(149)	—	1	(148)
March 31, 2018	$(428)	$—	$(249)	$(677)

(1)
AOCI amounts at March 31, 2018, December 31, 2017 and March 31, 2017 include $147 million, $95 million and $81 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2018 and 2017:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in millions)	March 31, 2018	March 31, 2017
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(3)	$(4)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(12)	(2)	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	—	Noninterest income - net gains (losses) on sale of securities
Total before tax	(15)	(6)
Tax (expense) benefit	3	2
Net of tax	$(12)	$(4)
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$—	$(1)	Interest income - loans and leases
Total before tax	—	(1)
Tax (expense) benefit	—	1
Net of tax	$—	$—
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$2	$(1)	Noninterest expense - personnel costs
Net periodic benefit costs	(1)	1	Noninterest expense - personnel costs
Total before tax	1	—
Tax (expense) benefit	—	—
Net of tax	$1	$—

9. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington's non-cumulative perpetual preferred stock outstanding as of March 31, 2018.

(dollar amounts in millions, except per share amounts)
Series	Description	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	Non-cumulative, non-voting, perpetual	12/28/2011	35,500	23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	Non-cumulative, non-voting perpetual	3/21/2016	400,000	386	6.25%	7/15/2021
Series D	Non-cumulative, non-voting perpetual	5/5/2016	200,000	199	6.25%	7/15/2021
Series C	Non-cumulative, non-voting perpetual	8/16/2016	100,000	100	5.875%	1/15/2022
Series E	Non-cumulative, non-voting perpetual	2/27/2018	5,000	495	5.700%	4/15/2023
Total			740,500	1,203
Series B, D and C of preferred stock has a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. Series E stock has a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends. All preferred stock has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
Preferred A Stock conversion
On February 21, 2018, Huntington elected to effect the conversion of all of its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock into common stock pursuant to the terms of the Series A Preferred Stock. On February 21, 2018, the closing sale price of the Common Stock was $15.73, which marked the 20th trading day in the previous 30 consecutive trading days that the Common Stock closed above $15.54 (which is equal to 130% of the conversion price for the Series A Preferred Stock of $11.95 currently in effect), triggering the right of Huntington Bancshares to elect to mandatorily convert all shares of Series A Preferred Stock into shares of Common Stock in accordance with the terms of the Series A Preferred Stock. On February 22, 2018, each share of Series A Preferred Stock was converted into 83.668 shares of Common Stock. Upon conversion, the Series A Preferred Stock is no longer outstanding and all rights with respect to the Series A Preferred Stock were ceased and terminated, except the right to receive the number of whole shares and any required cash-in-lieu of fractional shares of Common Stock. Following the conversion, the Series A Preferred Stock shares were delisted from trading on NASDAQ.
Preferred E Stock issued and outstanding
During the 2018 first quarter, Huntington issued $500 million of preferred stock. Huntington issued 500,000 depositary shares, each depositary shares representing a 1/100th ownership interest in a share of 5.700% Series E Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock (Preferred E Stock), par value $0.01 per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). Each holder of a depositary share will be entitled to all proportional rights and preferences of the Preferred E Stock (including dividend, voting, redemption, and liquidation rights). Costs of $5 million related to the issuance of the Preferred E Stock are reported as a direct deduction from the face amount of the stock.
Dividends on the Preferred E Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 5.700% per year on the liquidation preference of $100,000 per share, equivalent to $1,000 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on July 15, 2018, or the next business day if any such day is not a business day.
The Preferred E Stock is perpetual and has no maturity date. Huntington may redeem the Preferred E Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2023 or (ii) in whole but not in part, within 90 days following a change in laws or regulations, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series E Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Preferred E Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred E Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred E Stock or the depositary shares. Any redemption of the Preferred E Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.

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
On February 22, 2018, Huntington converted of all its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock to 30.3 million shares of common stock. Following the conversion, the additional shares were included in average common shares issued and outstanding. The 2018 total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(dollar amounts in millions, except per share amounts)	2018	2017
Basic earnings per common share:
Net income	$326	$208
Preferred stock dividends	(12)	(19)
Net income available to common shareholders	$314	$189
Average common shares issued and outstanding (000)	1,083,836	1,086,374
Basic earnings per common share	$0.29	$0.17
Diluted earnings per common share:
Net income available to common shareholders	$314	$189
Effect of assumed preferred stock conversion	—	—
Net income applicable to diluted earnings per share	$314	$189
Average common shares issued and outstanding (000)	1,083,836	1,086,374
Dilutive potential common shares:
Stock options and restricted stock units and awards	19,858	19,139
Shares held in deferred compensation plans	3,228	2,953
Dilutive impact of Preferred Stock	17,856	—
Other	—	151
Dilutive potential common shares	40,942	22,243
Total diluted average common shares issued and outstanding (000)	1,124,778	1,108,617
Diluted earnings per common share	$0.28	$0.17
There were approximately 0.1 million and 0.9 million of options to purchase shares of common stock outstanding for the three-month periods ended March 31, 2018 and 2017, respectively. These options were not included in the computation of diluted earnings per share because the effect would be antidilutive.

11. NONINTEREST INCOME
Huntington earns a variety of revenue including interest and fees from customers as well as revenues from non-customers. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within ‘noninterest income’. These revenues are included within various sections of the consolidated financial statements. The following table shows Huntington’s total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP Topics.

(dollar amounts in millions)	Three Months Ended March 31, 2018
Non-interest income
Noninterest income from contracts with customers	$214
Noninterest income within the scope of other GAAP topics	100
Total noninterest income	$314
Huntington recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which Huntington expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from Huntington's customer business practice, for example, waiving certain fees related to customer’s deposit accounts such as non-sufficient funds (“NSF”) fees. Huntington's contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price.
Revenue is measured as the amount of consideration Huntington expects to be entitled to in exchange for transferring goods or services. Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers is broadly segregated as follows.

•
Service charge on deposit accounts include fees and other charges Huntington receives to provide various services, including but not limited to, maintaining an account with a customer, providing overdraft services, wire transfer, transferring funds, and accepting and executing stop-payment orders. The consideration includes both fixed (e.g., account maintenance fee) and transaction fees (e.g., wire-transfer fee). The fixed fee is recognized over a period of time while the transaction fee is recognized when a specific service (e.g., execution of wire-transfer) is rendered to the customer. Huntington may, from time to time, waive certain fees (e.g., NSF fee) for customers but generally do not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

•
Cards and payment processing income includes interchange fee earned on debit cards and credit cards. All other fees (e.g. annual fees), and interest income are recognized in accordance with ASC 310. Huntington recognizes interchange fees for services performed related to authorization and settlement of a cardholder’s transaction with a merchant. Revenue is recognized when a cardholder’s transaction is approved and settled. The revenue may be constrained due to inherent uncertainty related to cardholder’s right to return goods and services but the uncertainty is resolved within a short period of time (generally within 30 days) and the amount of returns was not material for the reporting period ended March 31, 2018. Revenue is not adjusted for such variability, rather returns reduce the amount of interchange revenue in the period the return is made by the customer.

Certain volume or transaction based interchange expenses (net of rebates) paid to the payment network reduce the interchange revenue and is presented net on the income statement. Similarly, rewards payable under a reward program to cardholders are recognized as a reduction of the transaction price and are presented net against the interchange revenue.

•
Trust and investment management services income includes fee income generated from personal, corporate and institutional customers. Huntington also provides investment management services, cash management services as well as tax reporting to customers. Services are rendered over a period of time, over which revenue is recognized. Huntington may also recognize revenue from referring a customer to outside third-parties including mutual fund companies that pay distribution (12b-1) fees and other expenses. 12b-1 fees are received upon initially placing account holder’s funds with a mutual fund company as well as in the future periods as long as the account holder (i.e., the fund investor), remains invested in the fund. The transaction price includes variable consideration which is considered constrained as it is not probable that a significant revenue reversal in the amount of cumulative revenue recognized will not occur. Accordingly, those fees are recognized as revenue when the uncertainty associated with the variable consideration is subsequently resolved, that is, initial fees are recognized in the initial period while the future fees are recognized in future periods. Trust and investment management services also include commissions that are earned for placing a brokerage transaction for execution such as stocks or other investments. Revenue is recognized once the transaction is executed and Huntington is entitled to receive consideration.

•
Insurance income include agency commissions that are recognized when Huntington sells insurance policies to customers. Huntington is also entitled to renewal commissions and, in some cases, profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Profit sharing is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved (i.e., Huntington have reached a minimum volume of sales). Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, Huntington may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs.

•
Other noninterest income includes a variety of other revenue streams including capital markets revenue, consumer fees and marketing allowance revenue. Revenue is recognized when, or as, a performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.

Control is transferred to a customer either at a point in time or over time. A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. To determine when control is transferred at a point in time, Huntington considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to determine the progress. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer. As each distinct service or activity is performed, Huntington transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration. Costs incurred to obtain a revenue producing contract is expensed when incurred as a practical expedient as the contractual period for majority of contracts is one year or less.
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing arrangements exist to allocate portions of such revenue to other business segments involved in selling to, or providing service to, customers. Business segment results are determined based upon management's reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 17.

(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$68	$16	$1	$1	$—	$86
Cards and payment processing income	47	2	—	—	—	49
Trust and investment management services	7	1	—	36	—	44
Insurance income	8	1	—	11	1	21
Other Income	10	—	1	3	—	14
Net revenue from contracts with customers	$140	$20	$2	$51	$1	$214
Noninterest income within the scope of other GAAP topics	34	49	1	—	16	100
Total noninterest income	$174	$69	$3	$51	$17	$314
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or; they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2018 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended March 31, 2018 was determined to be immaterial.
12. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The plan, which was modified in 2013, no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington's funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2018.
In addition, Huntington has a defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For additional information on benefit plans, see the Benefit Plan footnote in our 2017 Form 10-K.
The following table shows the components of net periodic (benefit) cost for all plans:

	Pension Benefits (1)		Post-Retirement Benefits (1)
	Three Months Ended March 31,		Three Months Ended March 31,
(dollar amounts in millions)	2018	2017	2018	2017
Service cost	$1	$1	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(12)	(14)	—	—
Amortization of prior service cost	—	—	(1)	—
Amortization of loss	2	2	—	—
Settlements	3	3	—	—
Net periodic (benefit) cost	$1	$(1)	$(1)	$—

(1)	All pension and post-retirement (benefits) costs are recorded in Other Income on the Condensed Consolidated Statements of Income.

Huntington has a defined contribution plan that is available to eligible employees. Beginning January 1, 2018, Huntington increased the company match. Huntington matches participant contributions, up to the first 5% of base pay that is contributed to the defined contribution plan. Huntington's expense related to the defined contribution plans during the first quarter 2018 and 2017 was $11 million and $11 million, respectively.

13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2018 and 2017.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$2	—	—	$2
Other securities	82	1	—	—	83
	82	3	—	—	85
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	7,531	—	—	7,531
Residential MBS	—	724	—	—	724
Commercial MBS	—	1,791	—	—	1,791
Other agencies	—	187	—	—	187
Municipal securities	—	604	3,230	—	3,834
Asset-backed securities	—	427	—	—	427
Corporate debt	—	102	—	—	102
Other securities/sovereign debt	—	6	—	—	6
	5	11,372	3,230	—	14,607
Other securities	21	—	—	—	21
Loans held for sale	—	426	—	—	426
Loans held for investment	—	49	37	—	86
MSRs	—	—	12	—	12
Derivative assets	—	350	6	(269)	87
Liabilities
Derivative liabilities	—	433	6	(282)	157
Short-term borrowings	1	—	—	—	1

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Other securities	$83	$3	—	—	$86
	83	3	—	—	86
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,484	—	—	6,484
Residential MBS	—	1,367	—	—	1,367
Commercial MBS	—	2,487	—	—	2,487
Other agencies	—	70	—	—	70
Municipal securities	—	711	3,167	—	3,878
Asset-backed securities	—	443	24	—	467
Corporate debt	—	109	—	—	109
Other securities/sovereign debt	—	2	—	—	2
	5	11,673	3,191	—	14,869
Other securities	19	—	—	—	19
Loans held for sale	—	413	—	—	413
Loans held for investment	—	55	38	—	93
MSRs	—	—	11	—	11
Derivative assets	—	316	6	(190)	132
Liabilities
Derivative liabilities	—	326	5	(245)	86

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2018 and 2017, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended March 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(5)	—	—	—
Total gains/losses for the period:
Included in earnings	1	6	(1)	(2)	—
Included in OCI	—	—	(28)	11	—
Purchases/originations	—	—	193	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(1)
Settlements	—	—	(101)	—	—
Closing balance	$12	$—	$3,230	$—	$37
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$1	$—	$—	$—	$—

	Level 3 Fair Value Measurements Three Months Ended March 31, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$14	$(2)	$2,798	$76	$48
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	5	(1)	—	—
Included in OCI	—	—	20	3	—
Purchases/originations	—	—	133	—	—
Sales	—	—		(19)	—
Repayments	—	—	—	—	(4)
Settlements	—	—	(82)	(1)	—
Closing balance	$13	$3	$2,868	$59	$44
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$5	$20	$1	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2018 and 2017:

	Level 3 Fair Value Measurements Three Months Ended March 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$1	$6	$—	$—	$—
Securities gains (losses)	—	—	—	(2)	—
Other expense	—	—	(1)	—	—
Total	$1	$6	$(1)	$(2)	$—

	Level 3 Fair Value Measurements Three Months Ended March 31, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$5	$—	$—	$—
Securities gains (losses)	—	—	(1)	—	—
Total	$(1)	$5	$(1)	$—	$—

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2018
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$426	$416	$10	$1	$1	$—
Loans held for investment	86	94	(8)	8	9	(1)

	December 31, 2017
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$413	$400	$13	$1	$1	$—
Loans held for investment	93	102	(9)	10	11	(1)
The following tables present the net gains (losses) from fair value changes for the three-month periods ended March 31, 2018 and 2017.

	Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended March 31,
Assets	2018	2017
Loans held for sale	$(2)	$9
Loans held for investment	—	—
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the three months ended March 31, 2018, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three Months Ended March 31, 2018
Impaired loans	58	—	—	58	—
Other real estate owned	30	—	—	30	—
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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$12	Discounted cash flow	Constant prepayment rate	6% - 31% (9%)
			Spread over forward interest rate swap rates	5% - 11% (8%)
Derivative assets	6	Consensus Pricing	Net market price	-5% - 20% (2%)
			Estimated Pull through %	0% - 100% (85%)
Derivative liabilities	6	Discounted cash flow	Estimated conversion factor	165%
			Estimated growth rate of Visa Class A shares	7%
			Discount rate	3%
			Timing of the resolution of the litigation	3/31/2018 - 06/30/2020
Municipal securities	3,230	Discounted cash flow	Discount rate	0% - 9% (3%)
			Cumulative default	0% - 64% (3%)
			Loss given default	5% - 90% (25%)
Loans held for investment	37	Discounted cash flow	Discount rate	7% - 18% (8%)
			Constant prepayment rate	2% - 22% (8%)
Measured at fair value on a nonrecurring basis:
Impaired loans	58	Appraisal value	NA	NA
Other real estate owned	30	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$11	Discounted cash flow	Constant prepayment rate	8% - 33% (12%)
			Spread over forward interest rate swap rates	8% - 10% (8%)
Derivative assets	6	Consensus Pricing	Net market price	-5% - 20% (2%)
			Estimated Pull through %	3% - 100% (75%)
Derivative liabilities	5	Discounted cash flow	Estimated conversion factor	165%
			Estimated growth rate of Visa Class A shares	7%
			Discount rate	3%
			Timing of the resolution of the litigation	12/31/2017 - 06/30/2020
Municipal securities	3,167	Discounted cash flow	Discount rate	0% - 10% (4%)
			Cumulative default	0% - 64% (3%)
			Loss given default	5% - 90% (24%)
Asset-backed securities	24	Discounted cash flow	Discount rate	7% - 7% (7%)
			Cumulative prepayment rate	0% - 72% (7%)
			Cumulative default	3% - 53% (7%)
			Loss given default	90% - 100% (98%)
			Cure given deferral	50% - 50% (50%)
Loans held for investment	38	Discounted cash flow	Discount rate	7% - 18% (8%)
			Constant prepayment rate	2% - 22% (9%)
Measured at fair value on a nonrecurring basis:
MSRs	190	Discounted cash flow	Constant prepayment rate	6% - 21% (8%)
			Spread over forward interest rate swap rates	2% - 20% (10%)
Impaired loans	36	Appraisal value	NA	NA
Other real estate owned	33	Appraisal value	NA	NA
The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below.
A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement of Level 3 instruments. In general, prepayment rates increase when market interest rates decline and decrease when market interest rates rise and higher prepayment rates generally resulting in lower fair values for MSR assets and asset-backed securities.
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	1,115	—	—	1,115	1,115
Trading account securities	—	—	85	85	85
Available-for-sale securities	—	—	14,607	14,607	14,607
Held-to-maturity securities	8,789	—	—	8,789	8,550
Other securities	581	—	21	602	602
Loans held for sale	—	80	426	506	510
Net loans and direct financing leases (1)	70,356	—	86	70,442	69,820
Derivatives	—	—	87	87	87
Financial Liabilities
Deposits	79,471	—	—	79,471	79,425
Short-term borrowings	2,854	—	—	2,854	2,854
Long-term debt	8,618	—	—	8,618	8,771
Derivatives	—	—	157	157	157

(1)	Includes collateral-dependent loans measured for impairment.

	December 31, 2017
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	1,567	—	—	$1,567	$1,567
Trading account securities	—	—	86	86	86
Available-for-sale securities	—	—	14,869	14,869	14,869
Held-to-maturity securities	9,091	—	—	9,091	8,971
Other securities	581	—	19	600	600
Loans held for sale	—	75	413	488	491
Net loans and direct financing leases (1)	69,333	—	93	69,426	69,146
Derivatives	—	—	132	132	132
Financial Liabilities
Deposits	77,041	—	—	77,041	77,010
Short-term borrowings	5,056	—	—	5,056	5,056
Long-term debt	9,206	—	—	9,206	9,402
Derivatives	—	—	86	86	86

(1)	Includes collateral-dependent loans measured for impairment.

The following table presents the level in the fair value hierarchy for the estimated fair values at March 31, 2018 and December 31, 2017:

	Estimated Fair Value Measurements at Reporting Date Using			March 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$82	$3	$—	$85
Available-for-sale securities	5	11,372	3,230	14,607
Held-to-maturity securities	—	8,550	—	8,550
Other securities	21	—	—	21
Loans held for sale	—	426	84	510
Net loans and direct financing leases	—	—	69,820	69,820
Financial Liabilities
Deposits	—	74,573	4,852	79,425
Short-term borrowings	1	—	2,853	2,854
Long-term debt	—	8,299	472	8,771

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$83	$3	$—	$86
Available-for-sale securities	5	11,673	3,191	14,869
Held-to-maturity securities	—	8,971	—	8,971
Other securities	19	—	—	19
Loans held for sale	—	413	78	491
Net loans and direct financing leases	—	—	69,146	69,146
Financial Liabilities
Deposits	—	73,975	3,035	77,010
Short-term borrowings	—	—	5,056	5,056
Long-term debt	—	8,944	458	9,402
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
The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	March 31, 2018		December 31, 2017
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$15	$191	$22	$121
Derivatives not designated as Hedging Instruments
Interest rate contracts (1)	228	138	187	100
Foreign exchange contracts	20	22	18	18
Commodities contracts	89	83	92	87
Equity contracts	4	5	3	5
Total Contracts	$356	$439	$322	$331

(1)	Includes derivative assets and liabilities used in mortgage banking activities.
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three months ended March 31, 2018.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(dollar amounts in millions)		Three Months Ended March 31, 2018
Interest rate contracts:
Customer	Capital markets fees	$7
MSR	Mortgage banking income	(8)
Foreign exchange contracts	Capital markets fees	6
Commodities contracts	Capital markets fees	2
Equity contracts	Other noninterest expense	(1)
Total		$6
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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments.

	March 31, 2018
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities	—	12	$12
Subordinated notes	950	—	950
Long-term debt	6,890	—	6,890
Total notional value at March 31, 2018	$7,840	$12	$7,852

	December 31, 2017
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Subordinated notes	950	—	950
Long-term debt	7,425	—	7,425
Total notional value at December 31, 2017	$8,375	$—	$8,375
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2018 and December 31, 2017.

	March 31, 2018
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	2.0	$—	2.20%	1.78%
Liability conversion swaps
Receive fixed—generic	7,840	2.4	(176)	1.57	1.88
Total swap portfolio at March 31, 2018	$7,852	2.4	$(176)

	December 31, 2017
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Liability conversion swaps
Receive fixed—generic	8,375	2.5	(99)	1.56	1.44
Total swap portfolio at December 31, 2017	$8,375	2.5	$(99)
These derivative financial instruments are entered into to manage the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest-bearing liabilities are an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $1 million and $10 million for the three-month periods ended March 31, 2018, and 2017, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Interest rate contracts
Change in fair value of interest rate swaps hedging subordinated notes (1)	(17)	(5)
Change in fair value of hedged subordinated notes (1)	18	5
Change in fair value of interest rate swaps hedging other long-term debt (1)	(51)	(10)
Change in fair value of hedged other long-term debt (1)	53	9

(1)	Recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of March 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	March 31, 2018	March 31, 2018
Long-term debt	$7,709	$(186)
Total	$7,709	$(186)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued is less than $1 million at March 31, 2018.
Cash Flow Hedges
Changes in the fair value of derivatives designated as cash flow hedges will not be included in current earnings but are reported as a component of OCI in the Unaudited Condensed Consolidated statements of Changes in Shareholders' Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows.
The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges for the three-month periods ended March 31, 2018 and 2017.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(dollar amounts in millions)	2018	2017		2018	2017
Interest rate contracts
Loans	$—	$(1)	Interest and fee income - loans and leases	$—	$1
Investment securities	—	—	Noninterest income - other income	—	—
Total	$—	$(1)		$—	$1

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

The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

Derivatives used in mortgage banking activities	March 31, 2018		December 31, 2017
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Interest rate lock agreements	$6	$1	$6	$—
Forward trades and options	2	2	1	—
Total derivatives used in mortgage banking activities	$8	$3	$7	$—
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The total notional value of these derivative financial instruments at March 31, 2018 and December 31, 2017, was $125 million and $188 million, respectively. The total notional amount at March 31, 2018 corresponds to trading assets with a fair value of less than $1 million and no trading liabilities. Net trading gains and (losses) related to MSR hedging for the three-month periods ended March 31, 2018 and 2017, were $(8) million and $(1) million, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at both March 31, 2018 and December 31, 2017, were $90 million and $88 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $22.7 billion and $22.0 billion at March 31, 2018 and December 31, 2017, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $53 million and $119 million at the same dates, respectively.
Visa®-related Swap
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At March 31, 2018, the combined fair value of the swap liabilities of $5 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
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
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into bilateral collateral and master netting agreements with these counterparties, and routinely exchanges cash and high quality securities collateral. Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
At March 31, 2018 and December 31, 2017, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $27 million and $30 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At March 31, 2018, Huntington pledged $95 million of investment securities and cash collateral to counterparties, while other counterparties pledged $74 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
March 31, 2018	Derivatives	$356	$(269)	$87	$(2)	$(11)	$74
December 31, 2017	Derivatives	322	(190)	132	(11)	(18)	103

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
March 31, 2018	Derivatives	$439	$(282)	$157	$—	$(21)	$136
December 31, 2017	Derivatives	331	(245)	86	—	(21)	65
15. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2018, and December 31, 2017:

	March 31, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$6	$1	$6
2015-1 Automobile Trust	1	—	1
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	634	320	634
Other Investments	122	57	122
Total	$777	$630	$763

	December 31, 2017
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$7	$—	$7
2015-1 Automobile Trust	1	—	1
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	636	335	636
Other Investments	117	53	117
Total	$775	$640	$761

Automobile Securitizations
The following table provides a summary of automobile transfers to trusts in separate securitization transactions.

(dollar amounts in millions)	Year	Amount Transferred
2016-1 Automobile Trust	2016	$1,500
2015-1 Automobile Trust	2015	750
The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Unaudited Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset. See Note 7 for more information.
Trust-Preferred Securities
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheet as long-term debt. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements.
A list of trust preferred securities outstanding at March 31, 2018 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	3.01%	(2)	$70	$6
Huntington Capital II	2.94	(3)	32	3
Sky Financial Capital Trust III	3.71	(4)	72	2
Sky Financial Capital Trust IV	3.71	(4)	74	2
Camco Financial Trust	3.64	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at March 31, 2018, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at March 31, 2018, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at March 31, 2018, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at March 31, 2018, based on three-month LIBOR +1.33%.

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

Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment losses related to these investments are included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2018 and December 31, 2017.

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Affordable housing tax credit investments	$1,013	$996
Less: amortization	(379)	(360)
Net affordable housing tax credit investments	$634	$636
Unfunded commitments	$320	$335
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollar amounts in millions)	2018	2017
Tax credits and other tax benefits recognized	$23	$23
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	19	17
Huntington recognized immaterial impairment losses for the three-month periods ended March 31, 2018 and 2017. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
Other Investments
Other investments determined to be VIE's include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2018 and December 31, 2017, were as follows:

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Contract amount represents credit risk
Commitments to extend credit:
Commercial	$16,265	$16,219
Consumer	14,353	13,384
Commercial real estate	1,323	1,366
Standby letters of credit	583	510
Commercial letters-of-credit	17	21
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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $11 million and $10 million at March 31, 2018 and December 31, 2017, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At March 31, 2018 and December 31, 2017, Huntington had commitments to sell residential real estate loans of $0.8 billion and $0.7 billion, respectively. These contracts mature in less than one year.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $30 million at March 31, 2018 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Meoli v. The Huntington National Bank (Cyberco Litigation). The parties reached an agreement in principle on January 31, 2018 to settle the matter. The Bankruptcy Court entered an order approving the settlement on April 16, 2018, which order will become final on April 30, 2018.
Powell v. The Huntington National Bank. During the 2018 first quarter, the parties settled for a sum that was both immaterial and fully accrued.
17. SEGMENT REPORTING
Huntington's business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.

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
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. Huntington utilizes a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
The management policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures result in changes in reported segment financial data. Accordingly, certain amounts have been reclassified to conform to the current period presentation.
Huntington uses an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). A new methodology for establishing FTP rates was adopted in 2017, therefore prior period amounts have been restated to reflect the new methodology.
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
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: Middle Market, Specialty Banking, Asset Finance, Capital Markets/Institutional Corporate Banking, Commercial Real Estate and Treasury Management.
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

Listed in the table below is certain operating basis financial information reconciled to Huntington’s March 31, 2018, December 31, 2017, and March 31, 2017, reported results by business segment.

	Three Months Ended March 31,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2018
Net interest income	$395	$220	$99	$45	$11	$770
Provision (benefit) for credit losses	31	21	14	—	—	66
Noninterest income	174	69	3	51	17	314
Noninterest expense	412	120	35	58	8	633
Provision (benefit) for income taxes	26	31	11	8	(17)	59
Net income (loss)	$100	$117	$42	$30	$37	$326
2017
Net interest income	$375	$228	$104	$45	$(22)	$730
Provision (benefit) for credit losses	33	21	11	3	—	68
Noninterest income	171	64	5	48	24	312
Noninterest expense	413	117	36	63	78	707
Provision (benefit) for income taxes	35	54	22	10	(62)	59
Net income (loss)	$65	$100	$40	$17	$(14)	$208

	Assets at		Deposits at
(dollar amounts in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Consumer & Business Banking	$26,346	$26,220	$47,124	$45,643
Commercial Banking	32,744	32,118	21,838	21,235
Vehicle Finance	18,138	17,865	345	358
RBHPCG	5,888	5,821	6,053	6,057
Treasury / Other	21,130	22,161	4,111	3,748
Total	$104,246	$104,185	$79,471	$77,041

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2017 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable

(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 to January 31, 2018	1,089,500	$16.15	$30,043,235
February 1, 2018 to February 28, 2018	1,917,245	15.65	—
March 1, 2018 to March 31, 2018	—	—	—
Total	3,006,745	$15.83	$—

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced stock repurchase authorizations.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1 (P)	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1

3.10	Articles Supplementary of Huntington Bancshares Incorporated, as of March 18, 2016.	Current Report on Form 8-K dated March 21, 2016	001-34073	3.1

3.11	Articles Supplementary of Huntington Bancshares Incorporated, as of May 3, 2016.	Current Report on Form 8-K dated May 5, 2016	001-34073	3.2

3.12	Articles Supplementary of Huntington Bancshares Incorporated, effective as of August 15, 2016.	Registration Statement on Form 8-A dated August 15, 2016	001-34073	3.12

3.13	Articles Supplementary of Huntington Bancshares Incorporated, as of March 5, 2018.	Current Report on Form 8-K dated March 6, 2018	001-34073	3.1

3.14	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 19, 2017.	Current Report on Form 8-K dated July 21, 2017	001-34073	3.1

4.1(P)
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.	001-34073	Appendix A

31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	**Section 1350 Certification – Chief Executive Officer.

32.2	**Section 1350 Certification – Chief Financial Officer.

101
*The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2018, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 30, 2018	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2018	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer (Principal Financial Officer)