Form 10-Q
period 2018-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2018-07-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2018
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Registrant's address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-2265
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,104,226,603 shares of the Registrant’s common stock ($0.01 par value) outstanding on June 30, 2018.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
EPS	Earnings Per Share
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FirstMerit	FirstMerit Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
NSF	Non-sufficient funds
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment

Plan	Huntington Bancshares Retirement Plan
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TCJA	H.R. 1, Originally known as the Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. Our 968 branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
EXECUTIVE OVERVIEW
Summary of 2018 Second Quarter Results Compared to 2017 Second Quarter
For the quarter, we reported net income of $355 million, or $0.30 per common share, compared with $272 million, or $0.23 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent (FTE) net interest income was $791 million, up $34 million, or 4%. The results reflected the benefit from a $4.6 billion, or 5%, increase in average earning assets, partially offset by a two basis point decrease in the FTE net interest margin (NIM) to 3.29%. Average earning asset growth included a $4.5 billion, or 7%, increase in average loans and leases. Average earning asset yields increased 32 basis points year-over-year, driven by a 34 basis point improvement in loan yields. Average funding costs increased 44 basis points, although interest-bearing deposit costs only increased 28 basis points. The cost of short-term borrowings and long-term debt increased 104 basis points and 126 basis points, respectively. Embedded within these yields and costs, FTE net interest income during the 2018 second quarter included $19 million, or approximately 8 basis points, of purchase accounting impact compared to $34 million, or approximately 15 basis points, in the year-ago quarter.
The provision for credit losses increased $31 million year-over-year to $56 million in the 2018 second quarter. NCOs decreased $8 million to $28 million. NCOs represented an annualized 0.16% of average loans and leases, down from 0.21% in the year ago quarter.
Non-interest income was $336 million, up $11 million, or 3%, reflecting ongoing household / relationship acquisition and execution of our Optimal Customer Relationship (OCR) strategy. Trust and investment management services increased $5 million, or 14%, reflecting strong equity market performance. Other income decreased $5 million, or 10%, primarily reflecting a $3 million unfavorable Visa Class B derivative fair value adjustment.
Non-interest expense was $652 million, down $42 million, or 6%, due to the $50 million of acquisition-related Significant Items in the year-ago quarter compared with no Significant Items in the current quarter. Personnel costs increased $4 million, or 1%, primarily reflecting increased incentive compensation and benefits costs, partially offset by an $18 million decrease in acquisition-related Significant Items. Other expense decreased $10 million, or 17%, primarily reflecting a decrease in franchise taxes and $4 million of acquisition-related Significant Items in the year-ago quarter.

The tangible common equity to tangible assets ratio was 7.78%, up 37 basis points from a year-ago. The CET1 risk-based capital ratio was 10.53% at June 30, 2018, compared to 9.88% a year ago. The regulatory Tier 1 risk-based capital ratio was 11.99% compared to 11.24% at June 30, 2017.
The Company did not repurchase any common stock during the 2018 second quarter. Under the 2017 CCAR capital plan executed over the past four quarters, the Company repurchased $308 million of common stock at an average cost of $13.71 per share.
Business Overview
General
Our general business objectives are:
1.Grow organic revenue across all business segments.
2.Invest in our businesses, particularly technology and risk management.
3.Deliver positive operating leverage.
4.Manage capital and liquidity positions consistent with our risk appetite.
Economy
The economies in our footprint continue to perform well, with strength across geographies, industries, and business stratifications. We are encouraged by the outlook for continued loan and deposit growth in coming quarters. While pipelines are steady and customer sentiment remains strong, some of our customers are monitoring international trade agreements and tariffs that could have a dampening effect on economic growth.

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

Table 1 - Selected Quarterly Income Statement Data (1)
(dollar amounts in millions, except per share amounts)
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Interest income	$972	$914	$894	$873	$846
Interest expense	188	144	124	115	101
Net interest income	784	770	770	758	745
Provision for credit losses	56	66	65	43	25
Net interest income after provision for credit losses	728	704	705	715	720
Service charges on deposit accounts	91	86	91	91	88
Cards and payment processing income	56	53	53	54	52
Trust and investment management services	42	44	41	39	37
Mortgage banking income	28	26	33	34	32
Insurance income	21	21	21	18	22
Capital markets fees	21	19	23	22	17
Bank owned life insurance income	17	15	18	16	15
Gain on sale of loans	15	8	17	14	12
Securities gains (losses)	—	—	(4)	—	—
Other income	45	42	47	42	50
Total noninterest income	336	314	340	330	325
Personnel costs	396	376	373	377	392
Outside data processing and other services	69	73	71	80	75
Net occupancy	35	41	36	55	53
Equipment	38	40	36	45	43
Deposit and other insurance expense	18	18	19	19	20
Professional services	15	11	18	15	18
Marketing	18	8	10	17	19
Amortization of intangibles	13	14	14	14	14
Other expense	50	52	56	58	60
Total noninterest expense	652	633	633	680	694
Income before income taxes	412	385	412	365	351
Provision (benefit) for income taxes	57	59	(20)	90	79
Net income	355	326	432	275	272
Dividends on preferred shares	21	12	19	19	19
Net income applicable to common shares	$334	$314	$413	$256	$253

Average common shares—basic	1,103,337	1,083,836	1,077,397	1,086,038	1,088,934
Average common shares—diluted	1,122,612	1,124,778	1,130,117	1,106,491	1,108,527
Net income per common share—basic	$0.30	$0.29	$0.38	$0.24	$0.23
Net income per common share—diluted	0.30	0.28	0.37	0.23	0.23
Cash dividends declared per common share	0.11	0.11	0.11	0.08	0.08
Return on average total assets	1.36%	1.27%	1.67%	1.08%	1.09%
Return on average common shareholders’ equity	13.2	13.0	17.0	10.5	10.6
Return on average tangible common shareholders’ equity (2)	17.6	17.5	22.7	14.1	14.4
Net interest margin (3)	3.29	3.30	3.30	3.29	3.31
Efficiency ratio (4)	56.6	56.8	54.9	60.5	62.9
Effective tax rate	13.8	15.3	(4.8)	24.7	22.4

Revenue—FTE
Net interest income	$784	$770	$770	$758	$745
FTE adjustment	7	7	12	13	12
Net interest income (3)	791	777	782	771	757
Noninterest income	336	314	340	330	325
Total revenue (3)	$1,127	$1,091	$1,122	$1,101	$1,082

Table 2 - Selected Year to Date Income Statements (1)

	Six Months Ended June 30,		Change
(dollar amounts in millions, except per share amounts)	2018	2017	Amount	Percent
Interest income	$1,886	$1,667	$219	13%
Interest expense	332	192	140	73
Net interest income	1,554	1,475	79	5
Provision for credit losses	122	93	29	31
Net interest income after provision for credit losses	1,432	1,382	50	4
Service charges on deposit accounts	177	171	6	4
Cards and payment processing income	109	100	9	9
Trust and investment management services	86	76	10	13
Mortgage banking income	54	64	(10)	(16)
Insurance income	42	42	—	—
Capital markets fees	40	31	9	29
Bank owned life insurance income	32	33	(1)	(3)
Gain on sale of loans	23	25	(2)	(8)
Securities gains (losses)	—	—	—	—
Other noninterest income	87	96	(9)	(9)
Total noninterest income	650	638	12	2
Personnel costs	772	774	(2)	—
Outside data processing and other services	142	162	(20)	(12)
Net occupancy	76	120	(44)	(37)
Equipment	78	90	(12)	(13)
Deposit and other insurance expense	36	41	(5)	(12)
Professional services	26	36	(10)	(28)
Marketing	26	33	(7)	(21)
Amortization of intangibles	27	29	(2)	(7)
Other noninterest expense	102	117	(15)	(13)
Total noninterest expense	1,285	1,402	(117)	(8)
Income before income taxes	797	618	179	29
Provision for income taxes	116	138	(22)	(16)
Net income	681	480	201	42
Dividends declared on preferred shares	33	38	(5)	(13)
Net income applicable to common shares	$648	$442	$206	47%

Average common shares—basic	1,093,587	1,087,654	5,933	1%
Average common shares—diluted	1,123,646	1,108,572	15,074	1
Net income per common share—basic	$0.59	$0.41	$0.18	44
Net income per common share—diluted	0.58	0.40	0.18	45
Cash dividends declared per common share	0.22	0.16	0.06	38

Revenue—FTE
Net interest income	$1,554	$1,475	$79	5%
FTE adjustment	14	24	(10)	(42)
Net interest income (3)	1,568	1,499	69	5
Noninterest income	650	638	12	2
Total revenue (3)	$2,218	$2,137	$81	4%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

Significant Items
There were no Significant Items in the 2018 second quarter.
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
The following table reflects the earnings impact of the above-mentioned Significant Items for the periods affected:

Table 3 - Significant Items Influencing Earnings Performance Comparison
	Three Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017
(dollar amounts in millions, except per share amounts)	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$355		$326		$272
Earnings per share, after-tax		$0.30		$0.28		$0.23

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$—		$—		$(50)
Tax impact	—		—		17
Mergers and acquisitions, after-tax	$—	$—	$—	$—	$(33)	$(0.03)

(1)	Based upon the quarterly average outstanding diluted common shares.

	Six Months Ended
	June 30, 2018		June 30, 2017
(dollar amounts in millions, except per share amounts)	Amount	EPS (1)	Amount	EPS (1)
Net income	$681		$480
Earnings per share, after-tax		$0.58		$0.40

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$—		$(121)
Tax impact	—		42
Mergers and acquisitions, after-tax	$—	$—	$(79)	$(0.07)

(1)	Based upon the year to date average outstanding diluted common shares.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
	Three Months Ended					Change
	June 30,	March 31,	December 31,	September 30,	June 30,	2Q18 vs. 2Q17
(dollar amounts in millions)	2018	2018	2017	2017	2017	Amount	Percent
Assets:
Interest-bearing deposits in banks	$84	$90	$90	$102	$102	$(18)	(18)%
Securities:
Trading account securities	82	87	87	92	91	(9)	(10)
Available-for-sale securities:
Taxable	10,832	11,158	11,154	11,680	12,570	(1,738)	(14)
Tax-exempt	3,554	3,633	3,404	3,160	3,103	451	15
Total available-for-sale securities	14,386	14,791	14,558	14,840	15,673	(1,287)	(8)
Held-to-maturity securities—taxable	8,706	8,877	9,066	8,264	7,426	1,280	17
Other securities	599	605	598	597	566	33	6
Total securities	23,773	24,360	24,309	23,793	23,756	17	—
Loans held for sale	619	478	598	678	525	94	18
Loans and leases: (3)
Commercial:
Commercial and industrial	28,863	28,243	27,445	27,643	27,992	871	3
Commercial real estate:
Construction	1,126	1,189	1,199	1,152	1,130	(4)	—
Commercial	6,233	6,142	5,997	6,064	5,940	293	5
Commercial real estate	7,359	7,331	7,196	7,216	7,070	289	4
Total commercial	36,222	35,574	34,641	34,859	35,062	1,160	3
Consumer:
Automobile	12,271	12,100	11,963	11,713	11,324	947	8
Home equity	9,941	10,040	10,027	9,960	9,958	(17)	—
Residential mortgage	9,624	9,174	8,809	8,402	7,979	1,645	21
RV and marine finance	2,667	2,481	2,405	2,296	2,039	628	31
Other consumer	1,162	1,115	1,095	1,046	983	179	18
Total consumer	35,665	34,910	34,299	33,417	32,283	3,382	10
Total loans and leases	71,887	70,484	68,940	68,276	67,345	4,542	7
Allowance for loan and lease losses	(742)	(709)	(688)	(672)	(672)	(70)	(10)
Net loans and leases	71,145	69,775	68,252	67,604	66,673	4,472	7
Total earning assets	96,363	95,412	93,937	92,849	91,728	4,635	5
Cash and due from banks	1,283	1,217	1,226	1,299	1,287	(4)	—
Intangible assets	2,318	2,332	2,346	2,359	2,373	(55)	(2)
All other assets	5,599	5,596	5,481	5,455	5,405	194	4
Total assets	$104,821	$103,848	$102,302	$101,290	$100,121	$4,700	5%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	20,382	20,572	21,745	21,723	21,599	$(1,217)	(6)%
Demand deposits—interest-bearing	19,121	18,630	18,175	17,878	17,445	1,676	10
Total demand deposits	39,503	39,202	39,920	39,601	39,044	459	1
Money market deposits	20,943	20,678	20,731	20,314	19,212	1,731	9
Savings and other domestic deposits	11,146	11,219	11,348	11,590	11,889	(743)	(6)
Core certificates of deposit	3,794	2,293	1,947	2,044	2,146	1,648	77
Total core deposits	75,386	73,392	73,946	73,549	72,291	3,095	4
Other domestic time deposits of $250,000 or more	243	247	400	432	479	(236)	(49)
Brokered deposits and negotiable CDs	3,661	3,307	3,391	3,563	3,783	(122)	(3)
Total deposits	79,290	76,946	77,737	77,544	76,553	2,737	4
Short-term borrowings	3,082	5,228	2,837	2,391	2,687	395	15
Long-term debt	9,225	8,958	9,232	8,949	8,730	495	6
Total interest-bearing liabilities	71,215	70,560	68,061	67,161	66,371	4,844	7
All other liabilities	1,891	1,861	1,819	1,661	1,557	334	21
Shareholders’ equity	11,333	10,855	10,677	10,745	10,594	739	7
Total liabilities and shareholders’ equity	$104,821	$103,848	$102,302	$101,290	$100,121	$4,700	5%

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Fully-taxable equivalent basis (1)	2018	2018	2017	2017	2017
Assets:
Interest-bearing deposits in banks	1.95%	1.97%	1.92%	1.77%	1.53%
Securities:
Trading account securities	0.23	0.15	0.21	0.16	0.25
Available-for-sale securities:
Taxable	2.63	2.51	2.45	2.38	2.35
Tax-exempt	3.35	3.18	3.76	3.62	3.71
Total available-for-sale securities	2.81	2.67	2.75	2.64	2.62
Held-to-maturity securities—taxable	2.42	2.45	2.41	2.36	2.38
Other securities	4.58	3.98	3.86	3.35	3.18
Total securities	2.71	2.62	2.64	2.55	2.55
Loans held for sale	4.17	3.82	3.68	3.83	3.73
Loans and leases: (3)
Commercial:
Commercial and industrial	4.52	4.28	4.17	4.05	4.04
Commercial real estate:
Construction	5.26	4.73	4.47	4.55	4.26
Commercial	4.58	4.24	4.03	4.08	3.97
Commercial real estate	4.68	4.32	4.10	4.16	4.02
Total commercial	4.55	4.29	4.15	4.07	4.04
Consumer:
Automobile	3.63	3.56	3.61	3.60	3.55
Home equity	5.09	4.90	4.71	4.72	4.61
Residential mortgage	3.69	3.66	3.66	3.65	3.66
RV and marine finance	5.11	5.11	5.25	5.43	5.57
Other consumer	11.90	11.78	11.53	11.59	11.47
Total consumer	4.43	4.34	4.31	4.32	4.27
Total loans and leases	4.49	4.32	4.23	4.20	4.15
Total earning assets	4.07	3.91	3.83	3.78	3.75
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.38	0.29	0.26	0.23	0.20
Total demand deposits	0.18	0.14	0.12	0.10	0.09
Money market deposits	0.60	0.45	0.40	0.36	0.31
Savings and other domestic deposits	0.21	0.20	0.20	0.20	0.21
Core certificates of deposit	1.56	1.01	0.75	0.73	0.56
Total core deposits	0.51	0.36	0.32	0.30	0.26
Other domestic time deposits of $250,000 or more	1.01	0.69	0.54	0.61	0.49
Brokered deposits and negotiable CDs	1.81	1.47	1.21	1.16	0.95
Total deposits	0.59	0.43	0.37	0.35	0.31
Short-term borrowings	1.82	1.47	1.15	0.95	0.78
Long-term debt	3.75	2.92	2.73	2.65	2.49
Total interest-bearing liabilities	1.05	0.82	0.73	0.68	0.61
Net interest rate spread	3.02	3.09	3.10	3.10	3.14
Impact of noninterest-bearing funds on margin	0.27	0.21	0.20	0.19	0.17
Net interest margin	3.29%	3.30%	3.30%	3.29%	3.31%

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2018 Second Quarter versus 2017 Second Quarter
FTE net interest income for the 2018 second quarter increased $34 million, or 4%, from the 2017 second quarter. This reflected the benefit from the $4.6 billion, or 5%, increase in average earning assets, partially offset by a two basis point decrease in the FTE NIM to 3.29%. Average earning asset growth reflected a $4.5 billion, or 7%, increase in average loans and leases. Average earning asset yields increased 32 basis points year-over-year, driven by a 34 basis point improvement in loan yields. Average funding costs increased 44 basis points, although interest-bearing deposit costs only increased 28 basis points. The cost of short-term borrowings and long-term debt increased 104 basis points and 126 basis points, respectively. Embedded within these yields and costs, FTE net interest income during the 2018 second quarter included $19 million, or approximately 8 basis points, of purchase accounting impact compared to $34 million, or approximately 15 basis points, in the year-ago quarter.
Average earning assets for the 2018 second quarter increased $4.6 billion, or 5%, from the year-ago quarter, primarily reflecting a $4.5 billion, or 7%, increase in average loans and leases. Average residential mortgage loans increased $1.6 billion, or 21%, driven by an increase in lending officers and expansion into the Chicago market. Average automobile loans increased $0.9 billion, or 8%, driven by $6.2 billion of new production over the past year. Average commercial and industrial (C&I) loans increased $0.9 billion, or 3%, reflecting growth in middle market, asset finance, energy, and corporate banking. Average RV and marine finance loans increased $0.6 billion, or 31%, reflecting the success of the well-managed expansion of the acquired business into 17 new states over the past two years.
Average total interest-bearing liabilities increased $4.8 billion, or 7%, from the year-ago quarter. Average total deposits for the 2018 second quarter increased $2.7 billion, or 4%, from the year-ago quarter, while average total core deposits increased $3.1 billion, or 4%. Average money market deposits increased $1.7 billion, or 9%, primarily reflecting growth in certain specialty commercial deposits and continued shifting commercial customer preferences for higher yielding deposit products. Average core CDs increased $1.6 billion, or 77%, reflecting initiatives to grow fixed-rate, term consumer deposits in light of the rising interest rate environment. Average demand deposits increased $0.5 billion, or 1%, primarily driven by a $0.3 billion, or 1%, increase in average commercial demand deposits. Average long-term debt increased $0.5 billion, or 6%, reflecting the issuance of $2.0 billion and maturity of $1.3 billion of senior debt over the past four quarters. Partially offsetting these increases, average savings and other domestic deposits decreased $0.7 billion, or 6%, reflecting consumer migration into higher yielding deposit products, such as money market and CDs.

2018 Second Quarter versus 2018 First Quarter
Compared to the 2018 first quarter, FTE net interest income increased $14 million, or 2%, primarily reflecting growth in average earning assets and the impact of day count. Average earning assets increased $1.0 billion, or 1%, sequentially, driven by a $1.4 billion or 2%, increase in average loans, partially offset by a $0.6 billion, or 2%, decrease in average securities. The NIM decreased 1 basis point. Average earning asset yields increased 16 basis points sequentially, driven by a 17 basis point increase in loan yields. Average funding costs increased 23 basis points, primarily driven by higher cost of long-term debt (up 83 basis points) and short-term borrowings (up 35 basis points). The increase in long-term debt is primarily driven by higher rates on variable rate hedges against fixed rate debt, some of which were terminated in the quarter, as well as derivative hedging ineffectiveness recognized during the 2018 second quarter. Average interest-bearing deposit costs increased 16 basis points, while noninterest-bearing funding improved 6 basis points. Day count negatively impacted the NIM by 1 basis point on a linked quarter basis. The purchase accounting impact on the net interest margin was approximately 8 basis points in the 2018 second quarter, unchanged from the prior quarter.
Compared to the 2018 first quarter, average earning assets increased $1.0 billion, or 1%, reflecting the $1.4 billion, or 2%, increase in average loans and leases. Average C&I loans increased $0.6 billion, or 2%, reflecting broad-based growth in middle market, asset finance, energy, and specialty. Average residential mortgage loans increased $0.5 billion, or 5%, driven by seasonality and the expansion of our home lending business. Average securities decreased $0.6 billion, or 2%, primarily due to runoff in the portfolio.
Compared to the 2018 first quarter, average total core deposits increased $2.0 billion, or 3%, primarily reflecting a $1.5 billion, or 65%, increase in average core CDs. Average demand deposits increased $0.3 billion, or 1%, primarily driven by a $0.2 billion, or 2%, increase in average consumer demand deposits. Average short-term borrowings decreased $2.1 billion, or 41%, as continued growth in core deposits reduced reliance on wholesale funding.

Table 5 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Six months ended June 30,		Change		Six months ended June 30,
Fully-taxable equivalent basis (1)	2018	2017	Amount	Percent	2018	2017
Assets:
Interest-bearing deposits in banks	$87	$101	$(14)	(14)%	1.96%	1.31%
Securities:
Trading account securities	84	114	(30)	(26)	0.19	0.17
Available-for-sale securities:
Taxable	10,994	12,401	(1,407)	(11)	2.57	2.34
Tax-exempt	3,593	3,075	518	17	3.26	3.74
Total available-for-sale securities	14,587	15,476	(889)	(6)	2.74	2.62
Held-to-maturity securities—taxable	8,791	7,541	1,250	17	2.44	2.37
Other securities	602	569	33	6	4.28	3.23
Total securities	24,064	23,700	364	2	2.67	2.55
Loans held for sale	549	470	79	17	4.02	3.76
Loans and leases: (3)
Commercial:
Commercial and industrial	28,555	27,957	598	2	4.40	4.01
Commercial real estate:
Construction	1,157	1,221	(64)	(5)	4.99	4.09
Commercial	6,188	5,990	198	3	4.41	3.83
Commercial real estate	7,345	7,211	134	2	4.50	3.88
Total commercial	35,900	35,168	732	2	4.42	3.98
Consumer:
Automobile	12,186	11,194	992	9	3.60	3.55
Home equity	9,986	9,994	(8)	—	4.99	4.54
Residential mortgage	9,401	7,879	1,522	19	3.68	3.65
RV and marine finance	2,574	1,957	617	32	5.11	5.60
Other consumer	1,143	972	171	18	11.80	11.49
Total consumer	35,290	31,996	3,294	10	4.39	4.25
Total loans and leases	71,190	67,164	4,026	6	4.41	4.11
Allowance for loan and lease losses	(726)	(654)	(72)	11
Net loans and leases	70,464	66,510	3,954	6
Total earning assets	95,890	91,435	4,455	5	4.00%	3.73%
Cash and due from banks	1,250	1,647	(397)	(24)
Intangible assets	2,325	2,380	(55)	(2)
All other assets	5,598	5,424	174	3
Total assets	$104,337	$100,232	$4,105	4%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$20,477	$21,664	$(1,187)	(5)%	—%	—%
Demand deposits—interest-bearing	18,877	17,127	1,750	10	0.33	0.18
Total demand deposits	39,354	38,791	563	1	0.16	0.08
Money market deposits	20,811	18,934	1,877	10	0.52	0.29
Savings and other domestic deposits	11,182	11,930	(748)	(6)	0.20	0.21
Core certificates of deposit	3,048	2,243	805	36	1.35	0.47
Total core deposits	74,395	71,898	2,497	3	0.44	0.24
Other domestic time deposits of $250,000 or more	245	474	(229)	(48)	0.85	0.47
Brokered deposits and negotiable CDs	3,485	3,876	(391)	(10)	1.65	0.83
Total deposits	78,125	76,248	1,877	2	0.51	0.28
Short-term borrowings	4,149	3,236	913	28	1.60	0.69
Long-term debt	9,092	8,630	462	5	3.34	2.41
Total interest-bearing liabilities	70,889	66,450	4,439	7	0.94	0.58
All other liabilities	1,876	1,609	267	17
Shareholders’ equity	11,095	10,509	586	6
Total liabilities and shareholders’ equity	$104,337	$100,232	$4,105	4%
Net interest rate spread					3.06	3.15
Impact of noninterest-bearing funds on margin					0.24	0.16
Net interest margin					3.30%	3.31%

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2018 First Six Months versus 2017 First Six Months
FTE net interest income for the first six-month period of 2018 increased $69 million, or 5%. This reflected the benefit of a $4.5 billion, or 5%, increase in average total earning assets, partially offset by a basis point decrease in the FTE NIM to 3.30%. Average loans and leases increased $4.0 billion, or 6%, primarily reflecting an increase in C&I, automobile, residential mortgage and RV and marine finance lending. Average earning asset yields increased 27 basis points sequentially, driven by a 30 basis point increase in loan yields. Average funding costs increased 36 basis points, primarily driven by higher cost of short-term borrowings (up 91 basis points) and long-term debt (up 93 basis points). Average interest-bearing deposit costs increased 23 basis points, while noninterest-bearing funding improved 8 basis points.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2018 second quarter was $56 million, which increased $31 million, or 124%, compared to the second quarter 2017. On a year-to-date basis, provision for credit losses for the first six-month period of 2018 was $122 million, an increase of $29 million, or 31%, compared to year-ago period. The increase from the 2018 first quarter and prior year-to-date provision for credit losses was primarily the result of allowance growth attributed to portfolio balance expansion and risk rating migration within the commercial loan portfolio, partially offset by lower NCOs.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
	Three Months Ended			2Q18 vs. 2Q17		2Q18 vs. 1Q18
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2018	2018	2017	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$91	$86	$88	$3	3%	$5	6%
Cards and payment processing income	56	53	52	4	8	3	6
Trust and investment management services	42	44	37	5	14	(2)	(5)
Mortgage banking income	28	26	32	(4)	(13)	2	8
Insurance income	21	21	22	(1)	(5)	—	—
Capital markets fees	21	19	17	4	24	2	11
Bank owned life insurance income	17	15	15	2	13	2	13
Gain on sale of loans	15	8	12	3	25	7	88
Securities gains (losses)	—	—	—	—	—	—	—
Other income	45	42	50	(5)	(10)	3	7
Total noninterest income	$336	$314	$325	$11	3%	$22	7%
2018 Second Quarter versus 2017 Second Quarter
Reported noninterest income for the 2018 second quarter increased $11 million, or 3%, from the year-ago quarter, reflecting ongoing household / relationship acquisition and execution of our Optimal Customer Relationship (OCR) strategy. Trust and investment management services increased $5 million, or 14%, reflecting strong equity market performance. Other income decreased $5 million, or 10%, primarily reflecting a $3 million unfavorable Visa Class B derivative fair value adjustment.

2018 Second Quarter versus 2018 First Quarter
Compared to the 2018 first quarter, reported noninterest income increased $22 million, or 7%. Gain on sale of loans increased $7 million, or 88%, reflecting $5 million of gains on the sale of asset finance leases and the seasonal increase in SBA loan sales. Service charges on deposit accounts increased $5 million, or 6%, primarily reflecting seasonality in consumer service charges.

Table 7 - Noninterest Income—2018 First Six Months vs. 2017 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2018	2017	Amount	Percent
Service charges on deposit accounts	$177	$171	$6	4%
Cards and payment processing income	109	100	9	9
Trust and investment management services	86	76	10	13
Mortgage banking income	54	64	(10)	(16)
Insurance income	42	42	—	—
Capital markets fees	40	31	9	29
Bank owned life insurance income	32	33	(1)	(3)
Gain on sale of loans	23	25	(2)	(8)
Securities gains (losses)	—	—	—	—
Other income	87	96	(9)	(9)
Total noninterest income	$650	$638	$12	2%
Noninterest income for the first six-month period of 2018 increased $12 million, or 2%, from the year-ago period, primarily reflecting ongoing household / relationship acquisition and execution of our Optimal Customer Relationship (OCR) strategy. Trust and investment management services increased $10 million, or 13%, primarily reflecting continued growth of managed accounts and strong equity market performance. Capital market fees increased $9 million, or 29%, reflecting increased foreign exchange and interest rate derivative activity. Cards and payment processing income increased $9 million, or 9%, due to higher credit and debit card related income and underlying customer growth. Mortgage banking decreased $10 million, or 16%, driven by lower spreads on origination volume. Other income decreased $9 million, or 9%, reflecting an unfavorable Visa Class B derivative fair value adjustment.
Noninterest Expense
(This section should be read in conjunction with Significant Items.)
The following table reflects noninterest expense for each of the periods presented:

Table 8 - Noninterest Expense
	Three Months Ended			2Q18 vs. 2Q17		2Q18 vs. 1Q18
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2018	2018	2017	Amount	Percent	Amount	Percent
Personnel costs	$396	$376	$392	$4	1%	$20	5%
Outside data processing and other services	69	73	75	(6)	(8)	(4)	(5)
Net occupancy	35	41	53	(18)	(34)	(6)	(15)
Equipment	38	40	43	(5)	(12)	(2)	(5)
Deposit and other insurance expense	18	18	20	(2)	(10)	—	—
Professional services	15	11	18	(3)	(17)	4	36
Marketing	18	8	19	(1)	(5)	10	125
Amortization of intangibles	13	14	14	(1)	(7)	(1)	(7)
Other noninterest expense	50	52	60	(10)	(17)	(2)	(4)
Total noninterest expense	$652	$633	$694	$(42)	(6)%	$19	3%
Number of employees (average full-time equivalent)	15,732	15,599	16,103	(371)	(2)%	133	1%

Impacts of Significant Items:

	Three Months Ended
	June 30,	March 31,	June 30,
(dollar amounts in millions)	2018	2018	2017
Personnel costs	$—	$—	$18
Outside data processing and other services	—	—	6
Net occupancy	—	—	14
Equipment	—	—	4
Professional services	—	—	4
Marketing	—	—	—
Other noninterest expense	—	—	4
Total noninterest expense adjustments	$—	$—	$50
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Three Months Ended			2Q18 vs. 2Q17		2Q18 vs. 1Q18
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2018	2018	2017	Amount	Percent	Amount	Percent
Personnel costs	$396	$376	$374	$22	6%	$20	5%
Outside data processing and other services	69	73	69	—	—	(4)	(5)
Net occupancy	35	41	39	(4)	(10)	(6)	(15)
Equipment	38	40	39	(1)	(3)	(2)	(5)
Deposit and other insurance expense	18	18	20	(2)	(10)	—	—
Professional services	15	11	14	1	7	4	36
Marketing	18	8	19	(1)	(5)	10	125
Amortization of intangibles	13	14	14	(1)	(7)	(1)	(7)
Other noninterest expense	50	52	56	(6)	(11)	(2)	(4)
Total adjusted noninterest expense (Non-GAAP)	$652	$633	$644	$8	1%	$19	3%
2018 Second Quarter versus 2017 Second Quarter
Reported noninterest expense for the 2018 second quarter decreased $42 million, or 6%, from the year-ago quarter, primarily reflecting the $50 million of acquisition-related Significant Items in the year-ago quarter. Personnel costs increased $4 million, or 1%, primarily reflecting increased incentive compensation and benefits costs, partially offset by an $18 million decrease in acquisition-related Significant Items. Other expense decreased $10 million, or 17%, primarily reflecting a decrease in franchise taxes and $4 million of acquisition-related Significant Items in the year-ago quarter.
2018 Second Quarter versus 2018 First Quarter
Reported noninterest expense increased $19 million, or 3%, from the 2018 first quarter. Personnel costs increased $20 million, or 5%, reflecting the implementation of annual merit increases and grant of annual long-term equity incentive compensation, both in May. Marketing expense increased $10 million, or 125%, reflecting the timing of marketing campaigns and deposit promotions. Net occupancy expense decreased $6 million, or 15%, due to seasonality.

Table 9 - Noninterest Expense—2018 First Six Months vs. 2017 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2018	2017	Amount	Percent
Personnel costs	$772	$774	$(2)	—%
Outside data processing and other services	142	162	(20)	(12)
Net occupancy	76	120	(44)	(37)
Equipment	78	90	(12)	(13)
Deposit and other insurance expense	36	41	(5)	(12)
Professional services	26	36	(10)	(28)
Marketing	26	33	(7)	(21)
Amortization of intangibles	27	29	(2)	(7)
Other noninterest expense	102	117	(15)	(13)
Total noninterest expense	$1,285	$1,402	$(117)	(8)%
Impacts of Significant Items:

	Six Months Ended June 30,
(dollar amounts in thousands)	2018	2017
Personnel costs	$—	$37
Outside data processing and other services	—	21
Net occupancy	—	38
Equipment	—	10
Professional services	—	8
Marketing	—	1
Other noninterest expense	—	9
Total noninterest expense adjustments	$—	$124
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in Additional Disclosures section):

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2018	2017	Amount	Percent
Personnel costs	$772	$737	$35	5%
Outside data processing and other services	142	141	1	1
Net occupancy	76	82	(6)	(7)
Equipment	78	80	(2)	(3)
Deposit and other insurance expense	36	41	(5)	(12)
Professional services	26	28	(2)	(7)
Marketing	26	32	(6)	(19)
Amortization of intangibles	27	29	(2)	(7)
Other noninterest expense	102	108	(6)	(6)
Total adjusted noninterest expense (Non-GAAP)	$1,285	$1,278	$7	1%

Reported noninterest expense decreased $117 million, or 8%, from the year-ago period, primarily reflecting the $124 million of acquisition-related Significant Items in the year-ago period. Net occupancy expense decreased $44 million, or 37%, primarily reflecting $38 million of acquisition-related expense. Outside data processing and other services decreased $20 million, or 12%, reflecting $21 million of acquisition-related expense. Other noninterest expense decreased $15 million, or 13%, reflecting $9 million of acquisition-related expense. Equipment expense decreased $12 million, or 13%, primarily due to $10 million of acquisition-related expense. Professional services decreased $10 million, or 28%, primarily reflecting $8 million of acquisition-related expense in the year-ago period.

Provision for Income Taxes
The provision for income taxes in the 2018 second quarter was $57 million. This compared with a provision for income taxes of $79 million in the 2017 second quarter and $59 million in the 2018 first quarter. The provision for income taxes for the six-month periods ended June 30, 2018 and June 30, 2017 was $116 million and $138 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. The 2018 second quarter and 2018 first quarter also included expense for nondeductible FDIC insurance premiums. The effective tax rates for the 2018 second quarter, 2017 second quarter, and 2018 first quarter were 13.8%, 22.4%, and 15.3%, respectively. The effective tax rates for the six month period ended June 30, 2018 and June 30, 2017 were 14.6% and 22.3%, respectively. The variance between the 2018 second quarter compared to the 2017 second quarter, and the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 in the provision for income taxes and effective tax rates relates primarily to the impact of the TCJA. The net federal deferred tax liability was $141 million and the net state deferred tax asset was $24 million at June 30, 2018.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. The IRS is currently examining our 2010 and 2011 consolidated federal income tax returns. While the statute of limitations remains open for tax years 2012 through 2016, the IRS has advised that tax years 2012 through 2014 will not be audited, and has begun the examination of the 2015 federal income tax return in second quarter 2018. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
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
We believe that our primary risk exposures are credit, market, liquidity, operational and compliance. More information on risk can be found in the Risk Factors section included in Item 1A of our 2017 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2017 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2017 Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our AFS, HTM, and other securities portfolios (see Note 4, Note 5, and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
We continue to focus on the identification, monitoring, and management of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our portfolio management resources demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2017 Form 10-K for a brief description of each portfolio segment.

The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
Commercial:
Commercial and industrial	$28,850	40%	$28,622	40%	$28,107	40%	$27,469	40%	$27,969	41%
Commercial real estate:
Construction	1,083	1	1,167	2	1,217	2	1,182	2	1,145	2
Commercial	6,118	8	6,245	9	6,008	9	6,024	9	6,000	9
Commercial real estate	7,201	9	7,412	11	7,225	11	7,206	11	7,145	11
Total commercial	36,051	49	36,034	51	35,332	51	34,675	51	35,114	52
Consumer:
Automobile	12,390	17	12,146	17	12,100	17	11,876	17	11,555	17
Home equity	9,907	14	9,987	14	10,099	14	9,985	15	9,966	15
Residential mortgage	10,006	14	9,357	13	9,026	13	8,616	13	8,237	12
RV and marine finance	2,846	4	2,549	3	2,438	3	2,371	3	2,178	3
Other consumer	1,206	2	1,090	2	1,122	2	1,064	1	1,009	1
Total consumer	36,355	51	35,129	49	34,785	49	33,912	49	32,945	48
Total loans and leases	$72,406	100%	$71,163	100%	$70,117	100%	$68,587	100%	$68,059	100%
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

Table 11 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
Commercial loans and leases:
Real estate and rental and leasing	$7,314	10%	$7,509	11%	$7,378	11%	$7,461	11%	$7,588	12%
Retail trade (1)	4,886	7	5,034	7	4,886	7	4,643	7	4,805	7
Manufacturing	4,867	7	4,780	7	4,791	7	4,874	7	4,916	7
Finance and insurance	3,188	4	3,216	5	3,044	4	2,900	4	3,051	4
Health care and social assistance	2,589	4	2,649	4	2,664	4	2,727	4	2,699	4
Wholesale trade	2,575	4	2,472	3	2,291	3	2,070	3	2,058	3
Accommodation and food services	1,657	2	1,675	2	1,617	2	1,653	2	1,660	2
Professional, scientific, and technical services	1,303	2	1,293	2	1,257	2	1,230	2	1,232	2
Other services	1,266	2	1,263	2	1,296	2	1,265	2	1,261	2
Transportation and warehousing	1,209	2	1,171	2	1,243	2	1,255	2	1,284	2
Construction	1,010	1	1,030	1	976	1	913	1	928	1
Mining, quarrying, and oil and gas extraction	899	1	780	1	694	1	619	1	501	1
Admin./Support/Waste Mgmt. and Remediation Services	611	1	551	1	561	1	484	1	444	1
Arts, entertainment, and recreation	503	1	525	1	593	1	530	1	469	1
Educational services	493	1	498	1	504	1	509	1	570	1
Utilities	417	—	410	—	389	1	431	1	433	1
Information	395	—	434	1	467	1	468	1	458	1
Unclassified/Other	336	—	244	—	163	—	122	—	183	—
Public administration	255	—	236	—	255	—	262	—	274	—
Agriculture, forestry, fishing and hunting	195	—	164	—	172	—	176	—	203	—
Management of companies and enterprises	83	—	100	—	91	—	83	—	97	—
Total commercial loans and leases by industry category	36,051	49	36,034	51	35,332	51	34,675	51	35,114	52
Automobile	12,390	17	12,146	17	12,100	17	11,876	17	11,555	17
Residential mortgage	10,006	14	9,357	13	9,026	13	8,616	13	8,237	12
Home Equity	9,907	14	9,987	14	10,099	14	9,985	15	9,966	15
RV and marine finance	2,846	4	2,549	3	2,438	3	2,371	3	2,178	3
Other consumer loans	1,206	2	1,090	2	1,122	2	1,064	1	1,009	1
Total loans and leases	$72,406	100%	$71,163	100%	$70,117	100%	$68,587	100%	$68,059	100%

(1)
Amounts include $3.2 billion, $3.4 billion, $3.2 billion, $3.0 billion and $3.2 billion of auto dealer services loans at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

Credit Quality
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
We believe the most meaningful way to assess overall credit quality performance is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the sections immediately following: NPAs, NALs, and TDRs, ACL, and NCOs. In addition, we utilize delinquency rates, risk distribution and migration patterns, and product segmentation in the analysis of our credit quality performance.

Credit quality performance in the 2018 second quarter reflected continued overall positive results with continued low net charge-offs. Total NCOs were $28 million, or 0.16% annualized, of average total loans and leases.  Net charge-offs decreased by $10 million from the prior quarter, due to a decrease in net charge-offs in the C&I and consumer portfolios. There was a 2% decline in NPAs from the prior quarter. NPAs to total loans and leases remains low at 0.57%. The ALLL to total loans and leases ratio increased 1 basis points to 1.02%. The ACL to total loans and leases ratio increased 2 basis points to 1.15%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2017 Form 10-K.)
NPAs and NALs
Of the $232 million of C&I and CRE-related NALs at June 30, 2018, $152 million, or 66%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are generally charged-off at 120-days past due.
When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Nonaccrual loans and leases (NALs):
Commercial and industrial	$207	$190	$161	$170	$195
Commercial real estate	25	30	29	18	17
Automobile	4	5	6	4	4
Home equity	68	75	68	71	68
Residential mortgage	73	82	84	75	80
RV and marine finance	1	1	1	—	—
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	378	383	349	338	364
Other real estate, net:
Residential	23	23	24	26	27
Commercial	5	7	9	16	17
Total other real estate, net	28	30	33	42	44
Other NPAs (1)	6	7	7	7	7
Total nonperforming assets	$412	$420	$389	$387	$415

Nonaccrual loans and leases as a % of total loans and leases	0.52%	0.54%	0.50%	0.49%	0.54%
NPA ratio (2)	0.57	0.59	0.55	0.56	0.61

(1)	Other nonperforming assets represent an investment security backed by a municipal bond for all periods presented.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

2018 Second Quarter versus 2017 Fourth Quarter.
Total NPAs increased by $23 million, or 6%, compared with December 31, 2017 primarily related to an increase in the C&I portfolio, partially offset by a decrease in nonperforming loans secured by residential properties. The commercial increase was centered in a small number of credits from diverse industries.
TDR Loans
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2017 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been approximately 83%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. In fact, over 75% of the $479 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 13) are current on their required payments.  In addition, over 60% of the accruing pool have had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
TDRs—accruing:
Commercial and industrial	$314	$316	$300	$268	$270
Commercial real estate	65	76	78	80	74
Automobile	32	32	30	29	28
Home equity	258	261	265	265	269
Residential mortgage	221	224	224	235	238
RV and marine finance	1	1	1	1	1
Other consumer	9	6	8	7	4
Total TDRs—accruing	900	916	906	885	884
TDRs—nonaccruing:
Commercial and industrial	87	83	82	96	90
Commercial real estate	14	16	15	4	4
Automobile	3	3	4	4	4
Home equity	28	31	28	31	29
Residential mortgage	46	52	55	50	56
RV and marine finance	1	—	—	—	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	179	185	184	185	183
Total TDRs	$1,079	$1,101	$1,090	$1,070	$1,067
Overall TDRs decreased slightly in the quarter. The Commercial accruing TDR level has increased over the five quarter period as Huntington continues to proactively work with our Commercial borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing component of TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
ACL
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades or qualitative adjustments, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
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
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 14 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
ALLL
Commercial
Commercial and industrial	$413	40%	$402	40%	$377	40%	$374	40%	$368	41%
Commercial real estate	118	9	113	11	105	11	100	11	107	11
Total commercial	531	49	515	51	482	51	474	51	475	52
Consumer
Automobile	52	17	52	17	53	17	50	17	48	17
Home equity	55	14	57	14	60	14	58	15	63	15
Residential mortgage	24	14	24	13	21	13	29	13	33	12
RV and marine finance	17	4	16	3	15	3	13	3	8	3
Other consumer	62	2	57	2	60	2	51	1	41	1
Total consumer	210	51	206	49	209	49	201	49	193	48
Total ALLL	741	100%	721	100%	691	100%	675	100%	668	100%
AULC	93		85		87		79		85
Total ACL	$834		$806		$778		$754		$753
Total ALLL as a % of
Total loans and leases		1.02%		1.01%		0.99%		0.98%		0.98%
Nonaccrual loans and leases		197		188		198		200		183
NPAs		180		172		178		175		161
Total ACL as % of
Total loans and leases		1.15%		1.13%		1.11%		1.10%		1.11%

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2018 Second Quarter versus 2017 Fourth Quarter
At June 30, 2018, the ALLL was $741 million, compared to $691 million at December 31, 2017. The $50 million, or 7%, increase in the ALLL relates to growth in reserve levels associated with new loan originations as well as an increase in NALs in the Commercial portfolio. The ALLL to total loans ratio was 1.02% at June 30, 2018 and 0.99% at December 31, 2017. The ACL to total loans ratio was 1.15% at June 30, 2018 and 1.11% at December 31, 2017. In addition to the ALLL contribution, the ACL increased primarily as the result of increased expectations on future line utilization within our commercial portfolio. We believe these ratios are appropriate given the overall moderate-to-low risk profile of our loan portfolio and its coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and have proactive action plans for these loans.

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
C&I and CRE loans are either charged-off or written down to net realizable value by 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans, RV and marine finance, and other consumer loans are generally fully charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process.
.

Table 15 - Quarterly Net Charge-off Analysis
	Three Months Ended
	June 30,	March 31,	June 30,
(dollar amounts in millions)	2018	2018	2017
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$3	$17	$13
Commercial real estate:
Construction	—	(1)	—
Commercial	(1)	(13)	(4)
Commercial real estate	(1)	(14)	(4)
Total commercial	2	3	9
Consumer:
Automobile	7	10	9
Home equity	—	3	1
Residential mortgage	1	1	1
RV and marine finance	2	3	2
Other consumer	16	18	14
Total consumer	26	35	27
Total net charge-offs	$28	$38	$36

	Three Months Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.04%	0.24%	0.18%
Commercial real estate:
Construction	(0.22)	(0.18)	0.03
Commercial	(0.06)	(0.80)	(0.24)
Commercial real estate	(0.08)	(0.70)	(0.20)
Total commercial	0.02	0.04	0.11
Consumer:
Automobile	0.22	0.32	0.29
Home equity	0.01	0.11	0.05
Residential mortgage	0.04	0.04	0.05
RV and marine finance	0.34	0.42	0.37
Other consumer	5.60	6.51	5.81
Total consumer	0.30	0.39	0.33
Net charge-offs as a % of average loans	0.16%	0.21%	0.21%

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
2018 Second Quarter versus 2018 First Quarter
NCOs were an annualized 0.16% of average loans and leases in the current quarter, a decrease from 0.21% in the 2018 first quarter, and below our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the C&I portfolio decreased significantly to 0.04% in the current quarter compared to 2018 first quarter based on an increased level of recovery activity. Consumer charge-offs were lower for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the low level of C&I and CRE NCOs, we have experienced and continue to expect some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO detail for the six-month periods ended June 30, 2018 and 2017:

Table 16 - Year to Date Net Charge-off Analysis
	Six Months Ended June 30,
(dollar amounts in millions)	2018	2017
Net charge-offs (recoveries) by loan and lease type: (1)
Commercial:
Commercial and industrial	$20	$21
Commercial real estate:
Construction	(1)	(3)
Commercial	(14)	(3)
Commercial real estate	(15)	(6)
Total commercial	5	15
Consumer:
Automobile	17	21
Home equity	3	3
Residential mortgage	2	4
RV and marine finance	5	4
Other consumer	34	28
Total consumer	61	60
Total net charge-offs	$66	$75

	Six Months Ended June 30,
	2018	2017
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.14%	0.15%
Commercial real estate:
Construction	(0.20)	(0.50)
Commercial	(0.42)	(0.09)
Commercial real estate	(0.39)	(0.16)
Total commercial	0.03	0.09
Consumer:
Automobile	0.27	0.37
Home equity	0.06	0.06
Residential mortgage	0.04	0.09
RV and marine finance	0.38	0.43
Other consumer	6.02	5.93
Total consumer	0.34	0.38
Net charge-offs as a % of average loans	0.19%	0.22%

(1) Amounts presented above exclude write-downs of loans transferred to loans held for sale.

2018 First Six Months versus 2017 First Six Months
NCOs were $66 million, a decline of $9 million when compared with the same period in the prior year. Given the low level of C&I and CRE NCO’s, we expect some continued volatility on a period-to-period comparison basis.

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
Interest Rate Risk

Table 17 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-2.0%	-4.0%
June 30, 2018	-0.6%	2.9%	5.9%
December 31, 2017	-0.6%	2.5%	4.8%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months.
Our NII at Risk is within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk shows that our balance sheet is asset sensitive at both June 30, 2018, and December 31, 2017.

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	—%	-5.0%	-12.0%
June 30, 2018	-0.7%	1.7%	2.1%
December 31, 2017	-0.5%	1.9%	1.9%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates.
We are within our board of director's policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE depicts a moderate asset sensitive balance sheet profile, positioning us for rising interest rates.
MSRs
(This section should be read in conjunction with Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2018, we had a total of $215 million of capitalized MSRs representing the right to service $20 billion in mortgage loans. Of this $215 million, $11 million was recorded using the fair value method and $204 million was recorded using the amortization method.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at June 30, 2018. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $15.2 billion as of June 30, 2018.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2018, these core deposits funded 72% of total assets (105% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $24 million and $22 million at June 30, 2018 and December 31, 2017, respectively.
The following table reflects deposit composition detail for each of the last five quarters:

Table 19 - Deposit Composition

	June 30,		March 31,		December 31,		September 30,		June 30,
(dollar amounts in millions)	2018		2018		2017		2017		2017
By Type:
Demand deposits—noninterest-bearing	$20,353	26%	$20,807	26%	$21,546	28%	$22,225	28%	$21,420	28%
Demand deposits—interest-bearing	19,026	24	19,337	25	18,001	23	18,343	23	17,113	23
Money market deposits	20,990	26	20,849	26	20,690	27	20,553	26	19,423	26
Savings and other domestic deposits	10,987	14	11,291	14	11,270	15	11,441	15	11,758	15
Core certificates of deposit	4,402	6	3,157	4	1,934	3	2,009	3	2,088	3
Total core deposits:	75,758	96	75,441	95	73,441	96	74,571	95	71,802	95
Other domestic deposits of $250,000 or more	265	—	228	—	239	—	418	1	441	1
Brokered deposits and negotiable CDs	3,564	4	3,802	5	3,361	4	3,456	4	3,690	4
Total deposits	$79,587	100%	$79,471	100%	$77,041	100%	$78,445	100%	$75,933	100%
Total core deposits:
Commercial	$34,094	45%	$34,615	46%	$34,273	47%	$35,516	48%	$32,201	45%
Consumer	41,664	55	40,826	54	39,168	53	39,055	52	39,601	55
Total core deposits	$75,758	100%	$75,441	100%	$73,441	100%	$74,571	100%	$71,802	100%
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans pledged to the Federal Reserve Discount Window and the FHLB are $34.1 billion and $31.7 billion at June 30, 2018 and December 31, 2017, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At June 30, 2018, total wholesale funding was $16.0 billion, a decrease from $17.9 billion at December 31, 2017. The decrease from year-end primarily relates to a decrease in short-term borrowings.

Liquidity Coverage Ratio
At June 30, 2018, the Bank is in compliance with the LCR requirements and management believes it has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At June 30, 2018 and December 31, 2017, the parent company had $2.9 billion and $1.6 billion, respectively, in cash and cash equivalents.
During the 2018 first quarter, Huntington elected to effect the conversion of all of its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock into common stock, and issued $500 million of Series E Preferred Stock. See Note 10 for further information.
On July 17, 2018, the board of directors declared a quarterly common stock cash dividend of $0.14 per common share. The dividend is payable on October 1, 2018, to shareholders of record on September 17, 2018. Based on the current quarterly dividend of $0.14 per common share, cash demands required for common stock dividends are estimated to be approximately $155 million per quarter. On July 17, 2018, the board of directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on October 15, 2018 to shareholders of record on October 1, 2018. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million and $7 million per quarter, respectively.
During the first six months of 2018, the Bank paid a preferred dividend of $22 million and common stock dividend of $549 million to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
Operational Risk
Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. We actively and continuously monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses.
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 20 - Regulatory Capital Data
		Basel III
(dollar amounts in millions)		June 30, 2018	March 31, 2018	June 30, 2017
Total risk-weighted assets	Consolidated	$82,951	$81,365	$78,366
	Bank	83,051	81,478	78,489
CET I risk-based capital	Consolidated	8,737	8,504	7,740
	Bank	9,016	8,751	8,367
Tier 1 risk-based capital	Consolidated	9,944	9,712	8,809
	Bank	9,896	9,632	9,238
Tier 2 risk-based capital	Consolidated	1,643	1,610	1,640
	Bank	1,833	1,803	1,706
Total risk-based capital	Consolidated	11,587	11,322	10,449
	Bank	11,729	11,435	10,944
Tier 1 leverage ratio	Consolidated	9.65%	9.53%	8.98%
	Bank	9.62	9.46	9.43
CET I risk-based capital ratio	Consolidated	10.53	10.45	9.88
	Bank	10.86	10.74	10.66
Tier 1 risk-based capital ratio	Consolidated	11.99	11.94	11.24
	Bank	11.92	11.82	11.77
Total risk-based capital ratio	Consolidated	13.97	13.92	13.33
	Bank	14.12	14.03	13.94
At June 30, 2018, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
CET1 risk-based capital ratio was 10.53% at June 30, 2018, up from 10.45% at March 31, 2018. The regulatory Tier 1 risk-based capital ratio was 11.99% compared to 11.94% at March 31, 2018.

Over the past four quarters, the Company repurchased $308 million of common stock at an average cost of $13.71 per share. In addition, during the 2018 first quarter, $363 million of 8.5% Series A preferred equity was converted into common equity, and subsequently $500 million of 5.7% Series E preferred equity was issued.
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
Shareholders’ equity totaled $11.5 billion at June 30, 2018, an increase of $0.7 billion when compared with December 31, 2017.
On June 28, 2018, Huntington was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted in the 2018 CCAR. These actions included a 27% increase in quarterly dividend per common share to $0.14, starting in the third quarter of 2018, the repurchase of up to $1.068 billion of common stock over the next four quarters (July 1, 2018 through June 30, 2019), and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities. Any capital actions, including those contemplated in the above announced actions, are subject to consideration and evaluation by Huntington’s Board of Directors.
On July 17, 2018, the Board authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter.

On July 27, 2018, Huntington entered into an accelerated share repurchase agreement for the repurchase of approximately $400 million of its outstanding common shares.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
Share Repurchases
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our annual capital plan. Huntington repurchased 3.0 million shares during the first six-months of 2018. This completed the remaining repurchase of shares authorized by the Board of Directors on July 19, 2017.
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
Net Income by Business Segment
Net income by business segment for the six-month periods ending June 30, 2018 and June 30, 2017 is presented in the following table:

Table 21 - Net Income (Loss) by Business Segment
	Six Months Ended June 30,
(dollar amounts in millions)	2018	2017
Consumer and Business Banking	$213	$154
Commercial Banking	245	217
Vehicle Finance	85	77
RBHPCG	52	34
Treasury / Other	86	(2)
Net income	$681	$480

Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity as well as the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate and a 35% percent tax rate for periods prior to January 1, 2018, although our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used at the time to allocate income taxes to the business segments.

Consumer and Business Banking

Table 22 - Key Performance Indicators for Consumer and Business Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$808	$759	$49	6%
Provision for credit losses	59	51	8	16
Noninterest income	361	355	6	2
Noninterest expense	840	826	14	2
Provision for income taxes	57	83	(26)	(31)
Net income	$213	$154	$59	38%
Number of employees (average full-time equivalent)	8,430	8,816	(386)	(4)%
Total average assets	$26,449	$25,318	$1,131	4
Total average loans/leases	21,542	20,514	1,028	5
Total average deposits	46,281	45,260	1,021	2
Net interest margin	3.62%	3.48%	0.14%	4
NCOs	$49	$49	$—	—
NCOs as a % of average loans and leases	0.45%	0.47%	(0.02)%	(4)
2018 First Six Months versus 2017 First Six Months
Consumer and Business Banking, including Home Lending, reported net income of $213 million in the first six-month period of 2018, an increase of $59 million, or 38%, compared to the year-ago period. Segment net interest income increased $49 million, or 6%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $8 million, or 16%. Noninterest income increased $6 million, or 2%, due to an increase in card and payment processing income and service charges on deposit accounts, as a result of higher card-related transaction volumes. Noninterest expense increased $14 million, or 2% due to increased personnel costs and allocated expenses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported a loss of $7 million in the first six-month period of 2018, a decrease of $12 million, or 240%, compared to the year-ago period. Noninterest expense increased $15 million, or 22%, as a result of higher allocated indirect costs and higher personnel and loan origination expense. This is the result of higher loan origination volume and increased headcount related to sales expansion initiatives. Total revenues remained largely unchanged due to an improvement in net interest income, offset by a reduction to noninterest income.

Commercial Banking

Table 23 - Key Performance Indicators for Commercial Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$449	$452	$(3)	(1)%
Provision for credit losses	39	16	23	144
Noninterest income	149	134	15	11
Noninterest expense	249	236	13	6
Provision for income taxes	65	117	(52)	(44)
Net income	$245	$217	$28	13%
Number of employees (average full-time equivalent)	1,238	1,244	(6)	—%
Total average assets	$32,731	$31,338	$1,393	4
Total average loans/leases	26,239	25,354	885	3
Total average deposits	21,675	20,276	1,399	7
Net interest margin	3.15%	3.36%	(0.21)%	(6)
NCOs (Recoveries)	$(5)	$1	$(6)	(600)
NCOs as a % of average loans and leases	(0.04)%	0.01%	(0.05)%	(500)

2018 First Six Months versus 2017 First Six Months
Commercial Banking reported net income of $245 million in the first six-month period of 2018, an increase of $28 million, or 13%, compared to the year-ago period. Segment net interest income decreased $3 million, or 1%, primarily due to a 21 basis point decrease in net interest margin driven by a decline in loan and lease spreads partially offset by an increase in deposit spreads. Average deposits increased 7% and average loans and leases increased 3% . Noninterest income increased $15 million, or 11%, largely driven by an increase in capital markets related revenues, equipment finance related fee income, and loan commitment and other fees, partially offset by a reduction in operating lease income. Noninterest expense increased $13 million, or 6%, primarily due to personnel expense, allocated overhead, and SAD related losses, partially offset by a decrease in operating lease expense and outside data processing and other services.

Vehicle Finance

Table 24 - Key Performance Indicators for Vehicle Finance
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$199	$210	$(11)	(5)%
Provision for credit losses	23	26	(3)	(12)
Noninterest income	6	8	(2)	(25)
Noninterest expense	74	74	—	—
Provision for income taxes	23	41	(18)	(44)
Net income	$85	$77	$8	10%
Number of employees (average full-time equivalent)	262	246	16	7%
Total average assets	$18,080	$16,529	$1,551	9
Total average loans/leases	18,048	16,495	1,553	9
Total average deposits	338	328	10	3
Net interest margin	2.23%	2.57%	(0.34)%	(13)
NCOs	$21	$25	$(4)	(16)
NCOs as a % of average loans and leases	0.23%	0.30%	(0.07)%	(23)

2018 First Six Months versus 2017 First Six Months
Vehicle Finance reported net income of $85 million in the first six-month period of 2018, an increase of $8 million, or 10%, compared to the year-ago period, primarily reflecting the decrease in the provision for income taxes. Segment net interest income decreased $11 million or 5%, due to a 34 basis point decrease in the net interest margin primarily reflecting the continued run off of the acquired loan portfolios and the related purchase accounting impact. This decrease was offset in part by a $1.6 billion increase in average loan balances. Average automobile loans increased $1.0 billion, while average RV and marine finance loans increased $0.6 billion reflecting the expansion of this acquired business into 17 new states. Noninterest income decreased $2 million, or 25%, primarily due to lower recoveries of acquired loans that were charged-off prior to acquisition as well as a decrease in net servicing income on securitized automobile loans. Noninterest expense was unchanged from a year ago.

Regional Banking and The Huntington Private Client Group

Table 25 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$91	$83	$8	10%
Provision for credit losses	1	—	1	—
Noninterest income	98	94	4	4
Noninterest expense	123	124	(1)	(1)
Provision for income taxes	13	19	(6)	(32)
Net income	$52	$34	$18	53%
Number of employees (average full-time equivalent)	1,017	1,034	(17)	(2)%
Total average assets	$5,931	$5,404	$527	10
Total average loans/leases	5,268	4,701	567	12
Total average deposits	5,910	6,076	(166)	(3)
Net interest margin	3.18%	2.82%	0.36%	13
NCOs	$—	$1	$(1)	(100)
NCOs as a % of average loans and leases	0.02%	0.04%	(0.02)%	(50)
Total assets under management (in billions)—eop	$17.9	$17.6	$0.3	2
Total trust assets (in billions)—eop	122.5	101.6	20.9	21
eop - End of Period.
2018 First Six Months versus 2017 First Six Months
RBHPCG reported net income of $52 million in the first six-month period of 2018, an increase of $18 million, or 53%, compared to the year-ago period. Segment net interest income increased $8 million or 10% due to a 36 basis point increase in net interest margin and a 12% increase in average loans and leases. Noninterest income increased $4 million, or 4%, primarily reflecting increased trust and investment management revenue as a result of an increase in trust assets and assets under management. Noninterest expense decreased $1 million, or 1%, as a result of decreased legal and professional fees and amortization of intangibles.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect our future results. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2017, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which are on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, http://www.huntington.com, under the heading “Publications and Filings” and in other documents we file with the SEC.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollar amounts in millions, except number of shares)	2018	2017
Assets
Cash and due from banks	$1,382	$1,520
Interest-bearing deposits in banks	41	47
Trading account securities	85	86
Available-for-sale securities	14,070	14,869
Held-to-maturity securities	8,682	9,091
Other securities	597	600
Loans held for sale (includes $643 and $413 respectively, measured at fair value)(1)	709	488
Loans and leases (includes $84 and $93 respectively, measured at fair value)(1)	72,406	70,117
Allowance for loan and lease losses	(741)	(691)
Net loans and leases	71,665	69,426
Bank owned life insurance	2,488	2,466
Premises and equipment	840	864
Goodwill	1,993	1,993
Other intangible assets	319	346
Servicing rights	248	238
Accrued income and other assets	2,239	2,151
Total assets	$105,358	$104,185
Liabilities and shareholders’ equity
Liabilities
Deposits	$79,587	$77,041
Short-term borrowings	2,442	5,056
Long-term debt	9,726	9,206
Accrued expenses and other liabilities	2,131	2,068
Total liabilities	93,886	93,371
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock	1,203	1,071
Common stock	11	11
Capital surplus	10,038	9,707
Less treasury shares, at cost	(40)	(35)
Accumulated other comprehensive loss	(730)	(528)
Retained earnings	990	588
Total shareholders’ equity	11,472	10,814
Total liabilities and shareholders’ equity	$105,358	$104,185
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,107,817,801	1,075,294,946
Common shares outstanding	1,104,226,603	1,072,026,681
Treasury shares outstanding	3,591,198	3,268,265
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,707,571	2,702,571
Preferred shares outstanding	740,500	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 14.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Interest and fee income:
Loans and leases	$810	$700	$1,566	$1,376
Available-for-sale securities
Taxable	71	74	141	145
Tax-exempt	24	19	47	38
Held-to-maturity securities—taxable	53	44	107	89
Other securities
Taxable	7	4	13	9
Other	7	5	12	10
Total interest income	972	846	1,886	1,667
Interest expense:
Deposits	87	42	147	77
Short-term borrowings	14	5	33	11
Subordinated notes and other long-term debt	87	54	152	104
Total interest expense	188	101	332	192
Net interest income	784	745	1,554	1,475
Provision for credit losses	56	25	122	93
Net interest income after provision for credit losses	728	720	1,432	1,382
Service charges on deposit accounts	91	88	177	171
Cards and payment processing income	56	52	109	100
Trust and investment management services	42	37	86	76
Mortgage banking income	28	32	54	64
Insurance income	21	22	42	42
Capital markets fees	21	17	40	31
Bank owned life insurance income	17	15	32	33
Gain on sale of loans	15	12	23	25
Net gains on sales of securities	—	4	—	4
Impairment losses on available-for-sale securities	—	(4)	—	(4)
Other noninterest income	45	50	87	96
Total noninterest income	336	325	650	638
Personnel costs	396	392	772	774
Outside data processing and other services	69	75	142	162
Net occupancy	35	53	76	120
Equipment	38	43	78	90
Deposit and other insurance expense	18	20	36	41
Professional services	15	18	26	36
Marketing	18	19	26	33
Amortization of intangibles	13	14	27	29
Other noninterest expense	50	60	102	117
Total noninterest expense	652	694	1,285	1,402
Income before income taxes	412	351	797	618
Provision for income taxes	57	79	116	138
Net income	355	272	681	480
Dividends on preferred shares	21	19	33	38
Net income applicable to common shares	$334	$253	$648	$442

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share amounts)	2018	2017	2018	2017
Average common shares—basic	1,103,337	1,088,934	1,093,587	1,087,654
Average common shares—diluted	1,122,612	1,108,527	1,123,646	1,108,572
Per common share:
Net income—basic	$0.30	$0.23	$0.59	$0.41
Net income—diluted	0.30	0.23	0.58	0.40
Cash dividends declared	0.11	0.08	0.22	0.16
OTTI losses for the periods presented:
Total OTTI losses	$—	$(4)	$—	$(4)
Noncredit-related portion of loss recognized in OCI	—	—	—	—
Impairment losses recognized in earnings on available-for-sale securities	$—	$(4)	$—	$(4)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Net income	$355	$272	$681	$480
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	—	1	—	2
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	(53)	37	(203)	47
Total unrealized gains (losses) on available-for-sale securities	(53)	38	(203)	49
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	—	1	—	1
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	1	2	1
Other comprehensive income (loss), net of tax	(52)	40	(201)	51
Comprehensive income	$303	$312	$480	$531
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, except per share amounts)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
	Amount	Shares	Amount		Shares	Amount			Total
Six Months Ended June 30, 2018
Balance, beginning of period	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								681	681
Other comprehensive income (loss)							(201)		(201)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchases of common stock		(3,007)	—	(48)					(48)
Cash dividends declared:
Common ($0.22 per share)								(243)	(243)
Preferred Series B ($23.67 per share)								(1)	(1)
Preferred Series C ($29.38 per share)								(3)	(3)
Preferred Series D ($31.25 per share)								(19)	(19)
Preferred Series E ($2042.50 per share)								(10)	(10)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				44					44
Other share-based compensation activity		5,199	—	(28)				(4)	(32)
Other				—	—	(5)			(5)
Balance, end of period	$1,203	1,107,817	$11	$10,038	(3,268)	$(40)	$(730)	$990	$11,472

Six Months Ended June 30, 2017
Balance, beginning of period	$1,071	1,088,641	$11	$9,881	(2,953)	$(27)	$(401)	$(227)	$10,308
Net income								480	480
Other comprehensive income (loss)							51		51
Cash dividends declared:
Common ($0.16 per share)								(174)	(174)
Preferred Series A ($42.50 per share)								(15)	(15)
Preferred Series B ($18.95 per share)								(1)	(1)
Preferred Series C ($29.38 per share)								(3)	(3)
Preferred Series D ($31.25 per share)								(19)	(19)
Recognition of the fair value of share-based compensation				52					52
Other share-based compensation activity		4,514	—	(15)				(7)	(22)
Other		7	—	1	(193)	(4)		—	(3)
Balance, end of period	$1,071	1,093,162	$11	$9,919	(3,146)	$(31)	$(350)	$34	$10,654

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in millions)	2018	2017
Operating activities
Net income	$681	$480
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	122	93
Depreciation and amortization	228	211
Share-based compensation expense	44	52
Deferred income tax expense	139	12
Net change in:
Trading account securities	1	39
Loans held for sale	(274)	(221)
Accrued income and other assets	(170)	(58)
Accrued expense and other liabilities	(33)	(60)
Other, net	(136)	11
Net cash provided by (used in) operating activities	602	559
Investing activities
Change in interest bearing deposits in banks	56	19
Proceeds from:
Maturities and calls of available-for-sale securities	1,014	716
Maturities of held-to-maturity securities	350	523
Maturities and calls of other securities	5	—
Sales of available-for-sale securities	381	406
Sales of other securities	—	6
Purchases of available-for-sale securities	(771)	(1,850)
Purchases of held-to-maturity securities	(71)	(9)
Purchases of other securities	(2)	(41)
Net proceeds from sales of portfolio loans	310	259
Net loan and lease activity, excluding sales and purchases	(2,619)	(1,429)
Purchases of premises and equipment	(38)	(113)
Proceeds from sales of other real estate	13	18
Purchases of loans and leases	(104)	(94)
Other, net	18	9
Net cash provided by (used in) investing activities	(1,458)	(1,580)
Financing activities
Increase (decrease) in deposits	2,546	326
Increase (decrease) in short-term borrowings	(2,579)	838
Net proceeds from issuance of long-term debt	1,331	1,061
Maturity/redemption of long-term debt	(734)	(843)
Dividends paid on preferred stock	(30)	(38)
Dividends paid on common stock	(240)	(174)
Repurchases of common stock	(48)	—
Proceeds from stock options exercised	4	6
Net proceeds from issuance of preferred stock	495	—
Payments related to tax-withholding for share based compensation awards	(27)	(25)
Other, net	—	—
Net cash provided by (used for) financing activities	718	1,151
Increase (decrease) in cash a cash equivalents	(138)	130
Cash and cash equivalents at beginning of period	1,520	1,385
Cash and cash equivalents at end of period	$1,382	$1,515

	Six Months Ended June 30,
(dollar amounts in millions)	2018	2017
Supplemental disclosures:
Interest paid	$320	$185
Income taxes paid (refunded)	(113)	54
Non-cash activities
Loans transferred to held-for-sale from portfolio	316	298
Loans transferred to portfolio from held-for-sale	34	1
Transfer of loans to OREO	10	17
Transfer of securities from held-to-maturity to available-for-sale	2,833	—
Transfer of securities from available-for-sale to held-to-maturity	2,707	993
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

- See Footnote 12 for further detail impact on adoption.

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

- Huntington adopted the new guidance in the on January 1, 2018 using the modified retrospective approach.

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

- Huntington adopted the new guidance on January 1, 2018. Except as mentioned in the paragraph below, the update did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

- Huntington reclassified $2.8 billion securities eligible to be hedged under the last-of-layer method from held-to-maturity to available-for-sale and recognized $26 million of fair value loss (net of tax) within OCI.

ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) Issued Feb 2018
- Allows an entity to elect a reclassification from AOCI to retained earnings for stranded tax effects resulting from TCJA.

-  The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI.

- Requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI.

- Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. - Huntington early adopted the guidance effective 4Q 2017.

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

- Huntington will recognize right-of-use assets and lease liabilities for virtually all of its operating lease commitments. The amounts of right-of-use assets and corresponding lease liabilities recorded upon adoption will be based, primarily, on the present value of unpaid future minimum lease payments as of January 1, 2019. Those amounts will also be impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. As of December 31, 2017, the Company reported approximately $315 million in minimum lease payments due under such agreements January 1, 2019 forward. While these leases represent a majority of the leases within the scope of the standard, the lease portfolio is subject to change as a result of the execution of new leases and termination of existing leases prior to the effective date, as well as the identification of potential embedded and other leases.

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

- Management intends to adopt the guidance on January 1, 2020 and has formed a working group comprised of teams from different disciplines including credit, finance, and risk management to evaluate the requirements of the new standard and the impact it will have on our processes.

- Huntington is currently in the process of developing credit models as well as accounting, reporting, and governance processes to comply with the new credit reserve requirements.

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

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance that is netted against the loans pertaining to unamortized premiums, discounts, fees, and costs are $372 million and $334 million at June 30, 2018 and December 31, 2017, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2018 and December 31, 2017.

(dollar amounts in millions)	June 30, 2018	December 31, 2017
Loans and leases:
Commercial and industrial	$28,850	$28,107
Commercial real estate	7,201	7,225
Automobile	12,390	12,100
Home equity	9,907	10,099
Residential mortgage	10,006	9,026
RV and marine finance	2,846	2,438
Other consumer	1,206	1,122
Loans and leases	$72,406	$70,117
Allowance for loan and lease losses	(741)	(691)
Net loans and leases	$71,665	$69,426

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
The following table presents NALs by loan class at June 30, 2018 and December 31, 2017.

(dollar amounts in millions)	June 30, 2018	December 31, 2017
Commercial and industrial	$207	$161
Commercial real estate	25	29
Automobile	4	6
Home equity	68	68
Residential mortgage	73	84
RV and marine finance	1	1
Other consumer	—	—
Total nonaccrual loans	$378	$349
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$47	$28	$63	$138	$28,712	$—	$28,850	$9	(2)
Commercial real estate	2	12	6	20	7,181	—	7,201	—
Automobile	71	15	7	93	12,297	—	12,390	6
Home equity	44	19	59	122	9,783	2	9,907	16
Residential mortgage	108	40	133	281	9,644	81	10,006	96	(3)
RV and marine finance	8	2	1	11	2,834	1	2,846	1
Other consumer	12	6	4	22	1,184	—	1,206	4
Total loans and leases	$292	$122	$273	$687	$71,635	$84	$72,406	$132

	December 31, 2017
	Past Due (1)					Purchased Credit Impaired	Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	35	14	65	114	27,954	39	—	28,107	9	(2)
Commercial real estate	10	1	11	22	7,201	2	—	7,225	3
Automobile	89	18	10	117	11,982	—	1	12,100	7
Home equity	49	19	60	128	9,969	—	2	10,099	18
Residential mortgage	129	48	118	295	8,642	—	89	9,026	72	(3)
RV and marine finance	11	3	2	16	2,421	—	1	2,438	1
Other consumer	12	5	5	22	1,100	—	—	1,122	5
Total loans and leases	$335	$108	$271	$714	$69,269	$41	$93	$70,117	$115

(1)	NALs are included in this aging analysis based on the loan's past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

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
The ALLL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation and is reduced by charge-offs, net of recoveries.
The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2018 and 2017.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2018:
ALLL balance, beginning of period	$515	$206	$721
Loan charge-offs	(12)	(41)	(53)
Recoveries of loans previously charged-off	10	15	25
Provision for loan and lease losses	18	30	48
ALLL balance, end of period	$531	$210	$741
AULC balance, beginning of period	$82	$3	$85
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	8	—	8
AULC balance, end of period	$90	$3	$93
ACL balance, end of period	$621	$213	$834
Six-month period ended June 30, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(35)	(91)	(126)
Recoveries of loans previously charged-off	30	30	60
Provision for loan and lease losses	54	62	116
ALLL balance, end of period	$531	$210	$741
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	6	—	6
AULC balance, end of period	$90	$3	$93
ACL balance, end of period	$621	$213	$834

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2017:
ALLL balance, beginning of period	$480	$193	$673
Loan charge-offs	(15)	(42)	(57)
Recoveries of loans previously charged-off	6	15	21
Provision for loan and lease losses	4	27	31
ALLL balance, end of period	$475	$193	$668
AULC balance, beginning of period	$89	$3	$92
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(7)	—	(7)
AULC balance, end of period	$82	$3	$85
ACL balance, end of period	$557	$196	$753
Six-month period ended June 30, 2017:
ALLL balance, beginning of period	$451	$187	$638
Loan charge-offs	(39)	(88)	(127)
Recoveries of loans previously charged-off	24	28	52
Provision for loan and lease losses	39	66	105
ALLL balance, end of period	$475	$193	$668
AULC balance, beginning of period	$87	$11	$98
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(5)	(8)	(13)
AULC balance, end of period	$82	$3	$85
ACL balance, end of period	$557	$196	$753
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

Loans are generally assigned a category of "Pass" rating upon initial approval and subsequently updated as appropriate based on the borrowers financial performance.
Commercial loans categorized as OLEM, Substandard, or Doubtful are considered Criticized loans. Commercial loans categorized as Substandard or Doubtful are both considered Classified loans.

The following table presents each loan and lease class by credit quality indicator at June 30, 2018 and December 31, 2017.

	June 30, 2018
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,940	$784	$1,115	$11	$28,850
Commercial real estate	6,895	181	123	2	7,201

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,338	$4,469	$1,296	$287	$12,390
Home equity	6,219	3,014	601	71	9,905
Residential mortgage	6,579	2,598	592	156	9,925
RV and marine finance	1,805	887	96	57	2,845
Other consumer	452	580	116	58	1,206

	December 31, 2017
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,268	$694	$1,116	$29	$28,107
Commercial real estate	6,909	200	115	1	7,225

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,102	$4,312	$1,390	$295	$12,099
Home equity	6,352	3,024	617	104	10,097
Residential mortgage	5,697	2,581	605	54	8,937
RV and marine finance	1,433	863	96	45	2,437
Other consumer	428	540	143	11	1,122

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.
Impaired Loans
See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2018 and December 31, 2017.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at June 30, 2018:
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$39	$10	$49
Attributable to loans collectively evaluated for impairment	492	200	692
Total ALLL balance	$531	$210	$741
Loan and Lease Ending Balances at June 30, 2018: (1)
Portion of loan and lease ending balance:
Individually evaluated for impairment	$642	$599	$1,241
Collectively evaluated for impairment	35,409	35,672	71,081
Total loans and leases evaluated for impairment	$36,051	$36,271	$72,322

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2017:
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$32	$9	$41
Attributable to loans collectively evaluated for impairment	450	200	650
Total ALLL balance:	$482	$209	$691
Loan and Lease Ending Balances at December 31, 2017: (1)
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$41	$—	$41
Individually evaluated for impairment	607	616	1,223
Collectively evaluated for impairment	34,684	34,076	68,760
Total loans and leases evaluated for impairment	$35,332	$34,692	$70,024

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases: (1)

	June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$276	$305	$—	$259	$6	$268	$10
Commercial real estate	39	58	—	55	2	55	4
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	277	311	37	295	3	283	6
Commercial real estate	50	56	2	46	—	48	1
Automobile	36	40	2	37	1	36	1
Home equity	327	372	13	331	4	332	7
Residential mortgage	294	327	4	300	3	303	5
RV and marine finance	2	2	—	2	—	2	—
Other consumer	9	9	3	7	—	7	—

Total
Commercial and industrial (3)	553	616	37	554	9	551	16
Commercial real estate (4)	89	114	2	101	2	103	5
Automobile (2)	36	40	2	37	1	36	1
Home equity (5)	327	372	13	331	4	332	7
Residential mortgage (5)	294	327	4	300	3	303	5
RV and marine finance (2)	2	2	—	2	—	2	—
Other consumer (2)	9	9	3	7	—	7	—

	December 31, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$284	$311	$—	$263	$5	$268	$9
Commercial real estate	56	81	—	82	2	85	4
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	257	280	29	258	2	311	4
Commercial real estate	51	51	3	39	—	58	1
Automobile	36	40	2	33	1	32	1
Home equity	334	385	14	326	4	324	8
Residential mortgage	308	338	4	339	3	335	6
RV and marine finance	2	3	—	1	—	1	—
Other consumer	8	8	2	4	—	4	—

Total
Commercial and industrial (3)	541	591	29	521	7	579	13
Commercial real estate (4)	107	132	3	121	2	143	5
Automobile (2)	36	40	2	33	1	32	1
Home equity (5)	334	385	14	326	4	324	8
Residential mortgage (5)	308	338	4	339	3	335	6
RV and marine finance (2)	2	3	—	1	—	1	—
Other consumer (2)	8	8	2	4	—	4	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At June 30, 2018 and December 31, 2017, C&I loans of $401 million and $382 million, respectively, were considered impaired due to their status as a TDR.

(4)	At June 30, 2018 and December 31, 2017, CRE loans of $79 million and $93 million, respectively, were considered impaired due to their status as a TDR.

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

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2018 and 2017.

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	June 30, 2018			June 30, 2017
(dollar amounts in millions)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)	Number of Contracts	Post-modification Outstanding Balance (2)	Financial effects of modification (3)
Commercial and industrial:
Interest rate reduction	4	—	—	1	$—	$—
Amortization or maturity date change	264	171	(6)	228	168	(7)
Other	1	—	—	1	—	—
Total Commercial and industrial	269	171	(6)	230	168	(7)
Commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	36	43	(1)	19	25	—
Other	2	—	—	—	—	—
Total commercial real estate:	38	43	(1)	19	25	—
Automobile:
Interest rate reduction	10	—	—	5	—	—
Amortization or maturity date change	382	3	—	334	3	—
Chapter 7 bankruptcy	221	2	—	198	1	—
Other	—	—	—	—	—	—
Total Automobile	613	5	—	537	4	—
Home equity:
Interest rate reduction	—	—	—	9	—	—
Amortization or maturity date change	113	8	—	135	8	(1)
Chapter 7 bankruptcy	56	2	—	77	3	1
Other	—	—	—	12	1	—
Total Home equity	169	10	—	233	12	—
Residential mortgage:
Interest rate reduction	4	—	—	—	—	—
Amortization or maturity date change	107	12	—	81	8	(1)
Chapter 7 bankruptcy	7	—	—	25	2	—
Other	1	—	—	5	1	—
Total Residential mortgage	119	12	—	111	11	(1)
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	14	—	—	10	—	—
Chapter 7 bankruptcy	26	—	—	34	1	—
Other	—	—	—	—	—	—
Total RV and marine finance	40	—	—	44	1	—
Other consumer:
Interest rate reduction	491	4	—	—	—	—
Amortization or maturity date change	1	—	—	2	—	—
Chapter 7 bankruptcy	1	—	—	2	—	—
Other	—	—	—	—	—	—
Total Other consumer	493	4	—	4	—	—
Total new troubled debt restructurings	1,741	245	(7)	1,178	$221	$(8)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(3)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

	New Troubled Debt Restructurings During The Six-Month Period Ended (1)
	June 30, 2018			June 30, 2017
(dollar amounts in millions)	Number of Contracts	Post-modification Outstanding Ending Balance (2)	Financial effects of modification (3)	Number of Contracts	Post-modification Outstanding Ending Balance (2)	Financial effects of modification (3)
Commercial and industrial:
Interest rate reduction	5	—	—	2	$—	$—
Amortization or maturity date change	502	267	(8)	464	281	(8)
Other	3	—	—	4	—	—
Total Commercial and industrial	510	267	(8)	470	281	(8)
Commercial real estate:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	84	74	(1)	43	56	(1)
Other	2	—	—	—	—	—
Total commercial real estate:	86	74	(1)	43	56	(1)
Automobile:
Interest rate reduction	26	—	—	19	—	—
Amortization or maturity date change	793	7	—	811	7	—
Chapter 7 bankruptcy	421	4	—	438	4	—
Other	—	—	—	—	—	—
Total Automobile	1,240	11	—	1,268	11	—
Home equity:
Interest rate reduction	1	—	—	17	1	—
Amortization or maturity date change	212	14	(1)	241	14	(1)
Chapter 7 bankruptcy	105	5	—	164	6	1
Other	7	1	—	70	4	—
Total Home equity	325	20	(1)	492	25	—
Residential mortgage:
Interest rate reduction	4	—	—	2	—	—
Amortization or maturity date change	179	20	—	180	19	—
Chapter 7 bankruptcy	17	1	—	49	5	—
Other	2	—	—	21	3	—
Total Residential mortgage	202	21	—	252	27	—
RV and marine finance:
Interest rate reduction	—	—	—	—	—	—
Amortization or maturity date change	17	—	—	24	—	—
Chapter 7 bankruptcy	42	1	—	49	1	—
Other	—	—	—	—	—	—
Total RV and marine finance	59	1	—	73	1	—
Other consumer:
Interest rate reduction	931	4	—	1	—	—
Amortization or maturity date change	1	—	—	4	—	—
Chapter 7 bankruptcy	2	—	—	3	—	—
Other	—	—	—	—	—	—
Total Other consumer	934	4	—	8	—	—
Total new troubled debt restructurings	3,356	398	(10)	2,606	$401	$(9)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(3)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB of Cincinnati. As of June 30, 2018 and December 31, 2017, these borrowings and advances are secured by $34.1 billion and $31.7 billion of loans and securities, respectively.

4. AVAILABLE-FOR-SALE SECURITIES
Contractual maturities of available-for-sale securities at June 30, 2018 and December 31, 2017 were:

	June 30, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$6	$6	$5	$5
Total U.S. Treasury	6	6	5	5
Federal agencies:
Residential CMO:
After 1 year through 5 years	—	—	1	1
After 5 years through 10 years	44	42	90	89
After 10 years	7,510	7,208	6,570	6,394
Total Residential CMO	7,554	7,250	6,661	6,484
Residential MBS:
After 1 year through 5 years	4	4	6	6
After 5 years through 10 years	31	30	7	8
After 10 years	643	625	1,358	1,353
Total Residential MBS	678	659	1,371	1,367
Commercial MBS:
After 1 year through 5 years	69	66	23	22
After 5 years through 10 years	9	8	151	148
After 10 years	1,737	1,669	2,365	2,317
Total Commercial MBS	1,815	1,743	2,539	2,487
Other agencies:
1 year or less	1	1	2	2
After 1 year through 5 years	8	8	9	9
After 5 years through 10 years	179	174	58	59
Total other agencies	188	183	69	70
Total U.S. Treasury, Federal agency, and other agency securities	10,241	9,841	10,645	10,413
Municipal securities:
1 year or less	164	164	103	103
After 1 year through 5 years	1,115	1,105	1,140	1,134
After 5 years through 10 years	1,702	1,674	1,709	1,704
After 10 years	845	822	940	937
Total municipal securities	3,826	3,765	3,892	3,878
Asset-backed securities:
After 1 year through 5 years	40	39	80	80
After 5 years through 10 years	46	46	53	54
After 10 years	295	288	349	333
Total asset-backed securities	381	373	482	467
Corporate debt:
1 year or less	1	1	—	—
After 1 year through 5 years	75	74	73	74
After 5 years through 10 years	11	12	20	21
After 10 years	—	—	13	14
Total corporate debt	87	87	106	109
Other securities/Sovereign debt:
1 year or less	—	—	1	1
After 1 year through 5 years	4	4	1	1
Total other securities/Sovereign debt	4	4	2	2
Total available-for-sale securities	$14,539	$14,070	$15,127	$14,869
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at June 30, 2018 and December 31, 2017:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2018
U.S. Treasury	$6	$—	$—	$6
Federal agencies:
Residential CMO	7,554	—	(304)	7,250
Residential MBS	678	—	(19)	659
Commercial MBS	1,815	—	(72)	1,743
Other agencies	188	—	(5)	183
Total U.S. Treasury, Federal agency and other agency securities	10,241	—	(400)	9,841
Municipal securities	3,826	12	(73)	3,765
Asset-backed securities	381	—	(8)	373
Corporate debt	87	1	(1)	87
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,539	$13	$(482)	$14,070

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	6,661	1	(178)	6,484
Residential MBS	1,371	1	(5)	1,367
Commercial MBS	2,539	—	(52)	2,487
Other agencies	69	1	—	70
Total U.S. Treasury, Federal agency and other agency securities	10,645	3	(235)	10,413
Municipal securities	3,892	21	(35)	3,878
Asset-backed securities	482	1	(16)	467
Corporate debt	106	3	—	109
Other securities/Sovereign debt	2	—	—	2
Total available-for-sale securities	$15,127	$28	$(286)	$14,869

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position as of June 30, 2018 and December 31, 2017.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Federal agencies:
Residential CMO	$3,217	$(86)	$3,988	$(218)	$7,205	$(304)
Residential MBS	638	(19)	12	—	650	(19)
Commercial MBS	285	(9)	1,458	(63)	1,743	(72)
Other agencies	88	(2)	85	(3)	173	(5)
Total Federal Agency and other agency securities	4,228	(116)	5,543	(284)	9,771	(400)
Municipal securities	2,306	(49)	723	(24)	3,029	(73)
Asset-backed securities	210	(4)	102	(4)	312	(8)
Corporate debt	61	(1)	—	—	61	(1)
Other securities/Sovereign debt	—	—	—	—	—	—
Total temporarily impaired securities	$6,805	$(170)	$6,368	$(312)	$13,173	$(482)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$1,660	$(19)	$4,520	$(159)	$6,180	$(178)
Residential MBS	1,078	(5)	11	—	1,089	(5)
Commercial MBS	960	(15)	1,527	(37)	2,487	(52)
Other agencies	39	—	—	—	39	—
Total Federal Agency and other agency securities	3,737	(39)	6,058	(196)	9,795	(235)
Municipal securities	1,681	(21)	497	(14)	2,178	(35)
Asset-backed securities	127	(1)	173	(15)	300	(16)
Total temporarily impaired securities	$5,545	$(61)	$6,728	$(225)	$12,273	$(286)
At June 30, 2018 and December 31, 2017, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $4.7 billion and $6.1 billion, respectively. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2018 or December 31, 2017.
The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Gross gains on sales of securities	$1	$4	$6	$5
Gross (losses) on sales of securities	(1)	—	(6)	(1)
Net gain on sales of securities	$—	$4	$—	$4
OTTI recognized in earnings	—	(4)	—	(4)
Net securities gains (losses)	$—	$—	$—	$—

Security Impairment
Huntington evaluates the available-for-sale securities portfolio for impairment on a quarterly basis by conducting a comprehensive security-level assessment on all available-for-sale securities. Impairment would exist when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any credit impairment would be recognized in earnings. As of June 30, 2018, Huntington has evaluated available-for-sale securities with gross unrealized losses for impairment and concluded no OTTI is required.
5. HELD-TO-MATURITY SECURITIES
These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
Listed below are the contractual maturities of held-to-maturity securities at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies:
Residential CMO:
After 5 years through 10 years	37	37	—	—
After 10 years	2,262	2,185	3,714	3,657
Total Residential CMO	2,299	2,222	3,714	3,657
Residential MBS:
After 5 years through 10 years	—	—	28	28
After 10 years	1,677	1,623	1,021	1,016
Total Residential MBS	1,677	1,623	1,049	1,044
Commercial MBS:
After 1 year through 5 years	—	—	38	37
After 5 years through 10 years	130	127	1	1
After 10 years	4,196	4,047	3,752	3,698
Total Commercial MBS	4,326	4,174	3,791	3,736
Other agencies:
After 1 year through 5 years	13	13	7	8
After 5 years through 10 years	211	206	362	360
After 10 years	151	148	163	161
Total other agencies	375	367	532	529
Total Federal agencies and other agencies	8,677	8,386	9,086	8,966
Municipal securities:
After 10 years	5	5	5	5
Total municipal securities	5	5	5	5
Total held-to-maturity securities	$8,682	$8,391	$9,091	$8,971

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2018 and December 31, 2017.

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2018
Federal agencies:
Residential CMO	$2,299	$—	$(77)	$2,222
Residential MBS	1,677	—	(54)	1,623
Commercial MBS	4,326	—	(152)	4,174
Other agencies	375	—	(8)	367
Total Federal agencies and other agencies	8,677	—	(291)	8,386
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,682	$—	$(291)	$8,391

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
Federal agencies:
Residential CMO	$3,714	$1	$(58)	$3,657
Residential MBS	1,049	2	(7)	1,044
Commercial MBS	3,791	—	(55)	3,736
Other agencies	532	1	(4)	529
Total Federal agencies and other agencies	9,086	4	(124)	8,966
Municipal securities	5	—	—	5
Total held-to-maturity securities	$9,091	$4	$(124)	$8,971
The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2018 and December 31, 2017.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Federal agencies:
Residential CMO	$958	$(29)	$1,264	$(48)	$2,222	$(77)
Residential MBS	1,552	(54)	—	—	1,552	(54)
Commercial MBS	3,458	(134)	716	(18)	4,174	(152)
Other agencies	281	(6)	64	(2)	345	(8)
Total Federal agencies and other agencies	6,249	(223)	2,044	(68)	8,293	(291)
Municipal securities	—	—	5	—	5	—
Total temporarily impaired securities	$6,249	$(223)	$2,049	$(68)	$8,298	$(291)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$2,369	$(26)	$1,019	$(32)	$3,388	$(58)
Residential MBS	974	(7)	—	—	974	(7)
Commercial MBS	3,456	(49)	253	(6)	3,709	(55)
Other agencies	249	(2)	139	(2)	388	(4)
Total Federal agencies and other agencies	7,048	(84)	1,411	(40)	8,459	(124)
Municipal securities	—	—	5	—	5	—
Total temporarily impaired securities	$7,048	$(84)	$1,416	$(40)	$8,464	$(124)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of June 30, 2018, Huntington has evaluated held-to-maturity securities with gross unrealized losses for impairment and concluded no OTTI is required.
6. OTHER SECURITIES

	June 30, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Other securities, at cost
Non-marketable equity securities:
Federal Home Loan Bank stock	282	282	287	287
Federal Reserve Bank stock	294	294	294	294
Other securities, at fair value
Mutual funds	19	19	18	18
Marketable equity securities	1	2	1	1
Total other securities	$596	$597	$600	$600
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
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Residential mortgage loans sold with servicing retained	$897	$798	$1,740	$1,646
Pretax gains resulting from above loan sales (1)	19	17	40	39

(1)	Recorded in mortgage banking income.

The following table summarizes the changes in MSRs recorded using the amortization method for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Carrying value, beginning of period	$200	$178	$191	$172
New servicing assets created	11	8	20	18
Impairment recovery (charge)	—	(3)	7	(1)
Amortization	(7)	(7)	(14)	(13)
Carrying value, end of period	$204	$176	$204	$176
Fair value, end of period	$212	$177	$212	$177
Weighted-average life (years)	7.0	7.1	7.0	7.1
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
MSR values are highly sensitive to movement in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. Huntington economically hedges the value of certain MSRs against changes in value attributable to changes in interest rates using a combination of derivative instruments and trading securities.
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at June 30, 2018, and December 31, 2017 follows:

	June 30, 2018				December 31, 2017
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.50%		$(5)	$(10)	8.30%		$(5)	$(10)
Spread over forward interest rate swap rates	952	bps	(8)	(15)	1,049	bps	(7)	(13)
Additionally, at June 30, 2018 and 2017, Huntington held MSRs recorded using the fair value method of $11 million and $13 million, respectively.
Total servicing, late and other ancillary fees included in mortgage banking income were $15 million and $14 million for the three-month periods ended June 30, 2018 and 2017, respectively. For the six-month periods ended June 30, 2018 and 2017, total servicing, late and other ancillary fees included in mortgage banking income were $29 million and $28 million. The unpaid principal balance of residential mortgage loans serviced for third parties was $20.2 billion and $19.8 billion at June 30, 2018 and December 31, 2017, respectively.
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

Changes in the carrying value of automobile loan servicing rights for the three-month and six-month periods ended June 30, 2018 and 2017, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Carrying value, beginning of period	$6	$15	$8	$18
Amortization	(1)	(3)	(3)	(6)
Carrying value, end of period	$5	$12	$5	$12
Fair value, end of period	$5	$12	$5	$12
Weighted-average contractual life (years)	3.2	3.8	3.2	3.8
Servicing income amounted to $3 million and $5 million for the three-month periods ending June 30, 2018, and 2017. For the six-month periods ended June 30, 2018 and 2017, servicing income was $6 million and $10 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.8 billion and $1.0 billion at June 30, 2018 and December 31, 2017, respectively.
Small Business Association (SBA) Portfolio
The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
SBA loans sold with servicing retained	$97	$88	$161	$165
Pretax gains resulting from above loan sales (1)	10	7	17	13

(1)	Recorded in gain on sale of loans.
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
The following table summarizes the changes in the carrying value of the servicing asset for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Carrying value, beginning of period	$28	$21	$27	$21
New servicing assets created	3	4	5	6
Amortization	(3)	(2)	(4)	(4)
Carrying value, end of period	$28	$23	$28	$23
Fair value, end of period	$33	$27	$33	$27
Weighted-average life (years)	3.4	3.3	3.4	3.3
Servicing income amounted to $3 million and $3 million for the three-month periods ending June 30, 2018, and 2017, respectively. For the six-month periods ended June 30, 2018 and 2017, servicing income was $6 million and $5 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.5 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.
8. LONG-TERM DEBT
In May 2018, Huntington issued $500 million of senior notes at 99.686% of face value. The senior notes mature on May 15, 2025 and have a fixed coupon rate of 4.00%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. At June 30, 2018, debt issuance costs of $1 million related to the note are reported on the balance sheet as a direct deduction from the face of the note.

In May 2018, the Bank issued $750 million of senior notes at 99.774% of face value. The senior notes mature on May 14, 2021 and have a fixed coupon rate of 3.25%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. At June 30, 2018, debt issuance costs of $2 million related to the note are reported on the balance sheet as a direct deduction from the face of the note.
9. OTHER COMPREHENSIVE INCOME
The components of Huntington's OCI for the three-month and six-month periods ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30, 2018
		Tax (Expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(71)	15	(56)
Less: Reclassification adjustment for net losses (gains) included in net income	3	—	3
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(68)	15	(53)
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$(67)	$15	$(52)

	Three Months Ended June 30, 2017
	Tax (Expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$2	$(1)	$1
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	53	(19)	34
Less: Reclassification adjustment for net losses (gains) included in net income	4	(1)	3
Net change in unrealized holding gains (losses) on available-for-sale debt securities	59	(21)	38
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	2	(1)	1
Less: Reclassification adjustment for net (gains) losses included in net income	—	—	—
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	2	(1)	1
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$62	$(22)	$40

	Six Months Ended June 30, 2018
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(277)	59	(218)
Less: Reclassification adjustment for net losses (gains) included in net income	18	(3)	15
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(259)	56	(203)
Net change in pension and other post-retirement obligations	2	—	2
Total other comprehensive income (loss)	$(257)	$56	$(201)

	Six Months Ended June 30, 2017
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$3	$(1)	$2
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	62	(22)	40
Less: Reclassification adjustment for net losses (gains) included in net income	10	(3)	7
Net change in unrealized holding gains (losses) on available-for-sale debt securities	75	(26)	49
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	—	—	—
Less: Reclassification adjustment for net (gains) losses included in net income	1	—	1
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	1	—	1
Net change in pension and other post-retirement obligations	2	(1)	1
Total other comprehensive income (loss)	$78	$(27)	$51

Activity in accumulated OCI for the six-month periods ended June 30, 2018 and 2017, were as follows:

(dollar amounts in millions)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2016	$(193)	$(3)	$(205)	$(401)
Other comprehensive income before reclassifications	42	—	—	42
Amounts reclassified from accumulated OCI to earnings	7	1	1	9
Period change	49	1	1	51
June 30, 2017	$(144)	$(2)	$(204)	$(350)

December 31, 2017	$(278)	$—	$(250)	$(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)	—	—	(1)
Other comprehensive income before reclassifications	(218)	—	—	(218)
Amounts reclassified from accumulated OCI to earnings	15	—	2	17
Period change	(203)	—	2	(201)
June 30, 2018	$(482)	$—	$(248)	$(730)

(1)
AOCI amounts at June 30, 2018, December 31, 2017 and June 30, 2017 include $144 million, $95 million and $98 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2018 and 2017:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in millions)	June 30, 2018	June 30, 2017
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(3)	$(2)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	—	2	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(4)	Noninterest income - net gains (losses) on sale of securities
Total before tax	(3)	(4)
Tax (expense) benefit	—	1
Net of tax	$(3)	$(3)
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1)	$(2)	Noninterest income / expense (1)
Net periodic benefit costs	—	1	Noninterest income / expense (1)
Total before tax	(1)	(1)
Tax (expense) benefit	—	—
Net of tax	$(1)	$(1)

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Six Months Ended
(dollar amounts in millions)	June 30, 2018	June 30, 2017
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(6)	$(6)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(12)	—	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(4)	Noninterest income - net gains (losses) on sale of securities
	(18)	(10)	Total before tax
	3	3	Tax (expense) benefit
	$(15)	$(7)	Net of tax
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$—	$(1)	Interest income - loans and leases
Interest rate contracts	—	—	Noninterest income - other income
	—	(1)	Total before tax
	—	—	Tax (expense) benefit
	$—	$(1)	Net of tax
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(3)	$(3)	Noninterest income / expense (1)
Net periodic benefit costs	1	1	Noninterest income / expense (1)
	(2)	(2)	Total before tax
	—	1	Tax (expense) benefit
	$(2)	$(1)	Net of tax

(1)	The activity for 2018 and 2017 is recorded in Noninterest Income - other noninterest income and Noninterest Expense - personnel costs on the Condensed Consolidated Statements of Income, respectively.

10. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington's non-cumulative perpetual preferred stock outstanding as of June 30, 2018.

(dollar amounts in millions, except per share amounts)
Series	Description	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	Non-cumulative, non-voting, perpetual	12/28/2011	35,500	23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	Non-cumulative, non-voting, perpetual	3/21/2016	400,000	386	6.25%	7/15/2021
Series D	Non-cumulative, non-voting, perpetual	5/5/2016	200,000	199	6.25%	7/15/2021
Series C	Non-cumulative, non-voting, perpetual	8/16/2016	100,000	100	5.875%	1/15/2022
Series E	Non-cumulative, non-voting, perpetual	2/27/2018	5,000	495	5.700%	4/15/2023
Total			740,500	1,203
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
The Preferred E Stock has no maturity date. Huntington may redeem the Preferred E Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2023 or (ii) in whole but not in part, within 90 days following a change in laws or regulations, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series E Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Preferred E Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred E Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred E Stock or the depositary shares. Any redemption of the Preferred E Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.
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
On February 22, 2018, Huntington converted all its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock to 30.3 million shares of common stock. Following the conversion, the additional shares were included in average common shares issued and outstanding. The 2018 total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share amounts)	2018	2017	2018	2017
Basic earnings per common share:
Net income	$355	$272	$681	$480
Preferred stock dividends	(21)	(19)	(33)	(38)
Net income available to common shareholders	$334	$253	$648	$442
Average common shares issued and outstanding (000)	1,103,337	1,088,934	1,093,587	1,087,654
Basic earnings per common share	$0.30	$0.23	$0.59	$0.41
Diluted earnings per common share:
Net income available to common shareholders	$334	$253	$648	$442
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$334	$253	$648	$442
Average common shares issued and outstanding (000)	1,103,337	1,088,934	1,093,587	1,087,654
Dilutive potential common shares:
Stock options and restricted stock units and awards	15,803	16,329	17,830	17,734
Shares held in deferred compensation plans	3,472	3,108	3,350	3,030
Dilutive impact of Preferred Stock	—	—	8,879	—
Other	—	156	—	154
Dilutive potential common shares	19,275	19,593	30,059	20,918
Total diluted average common shares issued and outstanding (000)	1,122,612	1,108,527	1,123,646	1,108,572
Diluted earnings per common share	$0.30	$0.23	$0.58	$0.40
There were approximately 2.5 million and 2.6 million of options to purchase shares of common stock outstanding for the three-month periods ended June 30, 2018 and 2017, respectively. There were approximately 1.6 million and 1.8 million of options to purchase shares of common stock outstanding for the six-month periods ended June 30, 2018 and 2017. These options were not included in the computation of diluted earnings per share because the effect would be antidilutive.
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

(dollar amounts in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Noninterest income
Noninterest income from contracts with customers	$217	$431
Noninterest income within the scope of other GAAP topics	119	219
Total noninterest income	$336	$650

Huntington recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which Huntington expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from Huntington's customer business practice, for example, waiving certain fees related to customer’s deposit accounts such as NSF fees. Huntington's contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price.
Revenue is measured as the amount of consideration Huntington expects to be entitled to in exchange for transferring goods or services. Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers is broadly segregated as follows:

•
Service charges on deposit accounts include fees and other charges Huntington receives to provide various services, including but not limited to, maintaining an account with a customer, providing overdraft services, wire transfer, transferring funds, and accepting and executing stop-payment orders. The consideration includes both fixed (e.g., account maintenance fee) and transaction fees (e.g., wire-transfer fee). The fixed fee is recognized over a period of time while the transaction fee is recognized when a specific service (e.g., execution of wire-transfer) is rendered to the customer. Huntington may, from time to time, waive certain fees (e.g., NSF fee) for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

•
Cards and payment processing income includes interchange fees earned on debit cards and credit cards. All other fees (e.g. annual fees), and interest income are recognized in accordance with ASC 310. Huntington recognizes interchange fees for services performed related to authorization and settlement of a cardholder’s transaction with a merchant. Revenue is recognized when a cardholder’s transaction is approved and settled. The revenue may be constrained due to inherent uncertainty related to cardholder’s right to return goods and services but the uncertainty is resolved within a short period of time (generally within 30 days) and the amount of returns was not material for the reporting period ended June 30, 2018. Revenue is not adjusted for such variability, rather returns reduce the amount of interchange revenue in the period the return is made by the customer.

Certain volume or transaction based interchange expenses (net of rebates) paid to the payment network reduce the interchange revenue and are presented net on the income statement. Similarly, rewards payable under a reward program to cardholders are recognized as a reduction of the transaction price and are presented net against the interchange revenue.

•
Trust and investment management services includes fee income generated from personal, corporate and institutional customers. Huntington also provides investment management services, cash management services and tax reporting to customers. Services are rendered over a period of time, over which revenue is recognized. Huntington may also recognize revenue from referring a customer to outside third-parties including mutual fund companies that pay distribution (12b-1) fees and other expenses. 12b-1 fees are received upon initially placing account holder’s funds with a mutual fund company as well as in the future periods as long as the account holder (i.e., the fund investor), remains invested in the fund. The transaction price includes variable consideration which is considered constrained as it is not probable that a significant revenue reversal in the amount of cumulative revenue recognized will not occur. Accordingly, those fees are recognized as revenue when the uncertainty associated with the variable consideration is subsequently resolved, that is, initial fees are recognized in the initial period while the future fees are recognized in future periods.

•
Insurance income includes agency commissions that are recognized when Huntington sells insurance policies to customers. Huntington is also entitled to renewal commissions and, in some cases, profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Profit sharing is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved (i.e., Huntington have reached a minimum volume of sales). Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, Huntington may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs.

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
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 18.

	Three Months Ended June 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$72	$16	$2	$1	$—	$91
Cards and payment processing income	49	3	—	—	—	52
Trust and investment management services	5	2	—	35	—	42
Insurance income	10	1	—	10	—	21
Other income	10	1	—	—	—	11
Net revenue from contracts with customers	$146	$23	$2	$46	$—	$217
Noninterest income within the scope of other GAAP topics	41	57	—	2	19	119
Total noninterest income	$187	$80	$2	$48	$19	$336

	Six Months Ended June 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$140	$32	$3	$2	$—	$177
Cards and payment processing income	96	5	—	—	—	101
Trust and investment management services	12	2	—	72	—	86
Insurance income	18	2	—	21	1	42
Other Income	20	1	1	2	1	25
Net revenue from contracts with customers	$286	$42	$4	$97	$2	$431
Noninterest income within the scope of other GAAP topics	75	107	2	1	34	219
Total noninterest income	$361	$149	$6	$98	$36	$650
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2018 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended June 30, 2018 was determined to be immaterial.

13. BENEFIT PLANS
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
The following table shows the components of net periodic (benefit) cost for all plans:

	Pension Benefits (1)		Post-Retirement Benefits (1)
	Three Months Ended June 30,		Three Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Service cost	$1	$1	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(12)	(14)	—	—
Amortization of prior service cost	—	—	—	(1)
Amortization of loss	2	2	—	—
Settlements	2	3	—	—
Net periodic (benefit) cost	$—	$(1)	$—	$(1)

	Pension Benefits (1)		Post-Retirement Benefits (1)
	Six Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Service cost	$2	$1	$—	$—
Interest cost	14	15	—	—
Expected return on plan assets	(24)	(28)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Amortization of (gain) loss	4	4	—	—
Settlements	4	5	—	—
Net periodic (benefit) cost	$—	$(3)	$(1)	$(1)

(1)
The Pension and post-retirement (benefits) costs for 2018 and 2017 are recorded in Other noninterest income and Noninterest expense - personnel costs, respectively on the Condensed Consolidated Statements of Income.

Huntington has a defined contribution plan that is available to eligible employees. Beginning January 1, 2018, Huntington increased the company match such that Huntington matches participant contributions 150% of the first 2% of base pay and 100% of the next 2%. Huntington's expense related to the defined contribution plans during the second quarter 2018 and 2017 was $17 million and $11 million, respectively. For the six-month period ended June 30, 2018 and 2017, expense related to the defined contribution plans was $28 million and $22 million, respectively.
14. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2018 and 2017.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$5	$—	$—	$5
Other securities	78	2	—	—	80
	78	7	—	—	85
Available-for-sale securities:
U.S. Treasury securities	6	—	—	—	6
Residential CMOs	—	7,250	—	—	7,250
Residential MBS	—	659	—	—	659
Commercial MBS	—	1,743	—	—	1,743
Other agencies	—	183	—	—	183
Municipal securities	—	587	3,178	—	3,765
Asset-backed securities	—	373	—	—	373
Corporate debt	—	87	—	—	87
Other securities/sovereign debt	—	4	—	—	4
	6	10,886	3,178	—	14,070
Other securities	21	—	—	—	21
Loans held for sale	—	643	—	—	643
Loans held for investment	—	50	34	—	84
MSRs	—	—	11	—	11
Derivative assets	—	446	8	(275)	179
Liabilities
Derivative liabilities	—	399	7	(204)	202

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Other securities	$83	$3	$—	$—	$86
	83	3	—	—	86
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,484	—	—	6,484
Residential MBS	—	1,367	—	—	1,367
Commercial MBS	—	2,487	—	—	2,487
Other agencies	—	70	—	—	70
Municipal securities	—	711	3,167	—	3,878
Asset-backed securities	—	443	24	—	467
Corporate debt	—	109	—	—	109
Other securities/sovereign debt	—	2	—	—	2
	5	11,673	3,191	—	14,869
Other securities	19	—	—	—	19
Loans held for sale	—	413	—	—	413
Loans held for investment	—	55	38	—	93
MSRs	—	—	11	—	11
Derivative assets	—	316	6	(190)	132
Liabilities
Derivative liabilities	—	326	5	(245)	86

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2018 and 2017, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$12	$—	$3,230	$37
Transfers into Level 3	—	—	—	—
Transfers out of Level 3 (1)	—	(9)	—	—
Total gains/losses for the period:
Included in earnings	(1)	10	(1)	—
Included in OCI	—	—	(9)	—
Purchases/originations	—	—	86	—
Sales	—	—	—	—
Repayments	—	—	—	(3)
Settlements	—	—	(128)	—
Closing balance	$11	$1	$3,178	$34
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$2	$—	$—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$13	$3	$2,868	$59	$44
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2)	—	—	—
Total gains/losses for the period:
Included in earnings	—	2	(1)	(3)	2
Included in OCI	—	—	12	6	—
Purchases/originations	—	—	115	—	—
Sales	—	—	—	(19)	—
Repayments	—	—	—	—	(2)
Settlements	—	—	(122)	—	—
Closing balance	$13	$3	$2,872	$43	$44
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$3	$12	$6	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Six Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(14)	—	—	—
Total gains/losses for the period:
Included in earnings	—	16	(2)	(2)	—
Included in OCI	—	—	(37)	11	—
Purchases/originations	—	—	279	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(4)
Settlements	—	—	(229)	—	—
Closing balance	$11	$1	$3,178	$—	$34
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$2	$—	$—	$—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$14	$(2)	$2,798	$76	$48
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(3)	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	8	(3)	(3)	1
Included in OCI	—	—	33	9	—
Purchases/originations	—	—	248	—	—
Sales	—	—	—	(38)	—
Repayments	—	—	—	—	(5)
Settlements	—	—	(204)	(1)	—
Closing balance	$13	$3	$2,872	$43	$44
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$8	$33	$9	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2018 and 2017:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$10	$—	$—
Securities gains (losses)	—	—	—	—
Other expense	—	—	(1)	—
Total	$(1)	$10	$(1)	$—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$—	$2	$—	$—	$—
Securities gains (losses)	—	—	(1)	(3)	—
Noninterest income	—	—	—	—	2
Total	$—	$2	$(1)	$(3)	$2

	Level 3 Fair Value Measurements Six Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$—	$16	$—	$—	$—
Securities gains (losses)	—	—	—	(2)	—
Other expense	—	—	(2)	—	—
Total	$—	$16	$(2)	$(2)	$—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$8	$—	$—	$—
Securities gains (losses)	—	—	(3)	(3)	—
Noninterest income	—	—	—	—	1
Total	$(1)	$8	$(3)	$(3)	$1

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2018
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$643	$625	$18	$—	$—	$—
Loans held for investment	84	93	(9)	7	8	(1)

	December 31, 2017
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$413	$400	$13	$1	$1	$—
Loans held for investment	93	102	(9)	10	11	(1)
The following tables present the net gains (losses) from fair value changes for the three-month and six-month periods ended June 30, 2018 and 2017.

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Assets	2018	2017	2018	2017
Loans held for sale	$5	$5	$3	$14
Loans held for investment	—	2	—	1
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the six months ended June 30, 2018, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Six Months Ended June 30, 2018
Impaired loans	55	—	—	55	—
Other real estate owned	28	—	—	28	(1)
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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$11	Discounted cash flow	Constant prepayment rate	6% - 44% (8%)
			Spread over forward interest rate swap rates	5% - 11% (8%)
Derivative assets	8	Consensus Pricing	Net market price	-5% - 8% (2%)
			Estimated Pull through %	2% - 100% (90%)
Derivative liabilities	7	Discounted cash flow	Estimated conversion factor	163%
			Estimated growth rate of Visa Class A shares	7%
			Discount rate	3%
			Timing of the resolution of the litigation	06/30/2020
Municipal securities	3,178	Discounted cash flow	Discount rate	0% - 9% (4%)
			Cumulative default	0% - 64% (4%)
			Loss given default	5% - 90% (25%)
Loans held for investment	34	Discounted cash flow	Discount rate	7% - 19% (8%)
			Constant prepayment rate	2% - 22% (9%)
Measured at fair value on a nonrecurring basis:
Impaired loans	55	Appraisal value	NA	NA
Other real estate owned	28	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$11	Discounted cash flow	Constant prepayment rate	8% - 33% (12%)
			Spread over forward interest rate swap rates	8% - 10% (8%)
Derivative assets	6	Consensus Pricing	Net market price	-5% - 20% (2%)
			Estimated Pull through %	3% - 100% (75%)
Derivative liabilities	5	Discounted cash flow	Estimated conversion factor	165%
			Estimated growth rate of Visa Class A shares	7%
			Discount rate	3%
			Timing of the resolution of the litigation	12/31/2017 - 06/30/2020
Municipal securities	3,167	Discounted cash flow	Discount rate	0% - 10% (4%)
			Cumulative default	0% - 64% (3%)
			Loss given default	5% - 90% (24%)
Asset-backed securities	24	Discounted cash flow	Discount rate	7% - 7% (7%)
			Cumulative prepayment rate	0% - 72% (7%)
			Cumulative default	3% - 53% (7%)
			Loss given default	90% - 100% (98%)
			Cure given deferral	50% - 50% (50%)
Loans held for investment	38	Discounted cash flow	Discount rate	7% - 18% (8%)
			Constant prepayment rate	2% - 22% (9%)
Measured at fair value on a nonrecurring basis:
MSRs	190	Discounted cash flow	Constant prepayment rate	6% - 21% (8%)
			Spread over forward interest rate swap rates	2% - 20% (10%)
Impaired loans	36	Appraisal value	NA	NA
Other real estate owned	33	Appraisal value	NA	NA
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
Discount rates and spread over forward interest rate swap rates typically increase when market interest rates increase and/or credit and liquidity risks increase, and decrease when market interest rates decline and/or credit and liquidity conditions improve. Higher discount rates and credit spreads generally result in lower fair market values.
Net market price and pull through percentages generally increase when market interest rates increase and decline when market interest rates decline. Higher net market price and pull through percentages generally result in higher fair values.

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	1,423	—	—	1,423	1,423
Trading account securities	—	—	85	85	85
Available-for-sale securities	—	—	14,070	14,070	14,070
Held-to-maturity securities	8,682	—	—	8,682	8,391
Other securities	576	—	21	597	597
Loans held for sale	—	66	643	709	713
Net loans and direct financing leases (1)	71,581	—	84	71,665	70,996
Derivatives	—	—	179	179	179
Financial Liabilities
Deposits	79,587	—	—	79,587	79,534
Short-term borrowings	2,442	—	—	2,442	2,442
Long-term debt	9,726	—	—	9,726	9,889
Derivatives	—	—	202	202	202

(1)	Includes collateral-dependent loans measured for impairment.

	December 31, 2017
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	1,567	—	—	$1,567	$1,567
Trading account securities	—	—	86	86	86
Available-for-sale securities	—	—	14,869	14,869	14,869
Held-to-maturity securities	9,091	—	—	9,091	8,971
Other securities	581	—	19	600	600
Loans held for sale	—	75	413	488	491
Net loans and direct financing leases (1)	69,333	—	93	69,426	69,146
Derivatives	—	—	132	132	132
Financial Liabilities
Deposits	77,041	—	—	77,041	77,010
Short-term borrowings	5,056	—	—	5,056	5,056
Long-term debt	9,206	—	—	9,206	9,402
Derivatives	—	—	86	86	86

(1)	Includes collateral-dependent loans measured for impairment.

The following table presents the level in the fair value hierarchy for the estimated fair values at June 30, 2018 and December 31, 2017:

	Estimated Fair Value Measurements at Reporting Date Using			June 30, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$78	$7	$—	$85
Available-for-sale securities	6	10,886	3,178	14,070
Held-to-maturity securities	—	8,391	—	8,391
Other securities	21	—	—	21
Loans held for sale	—	643	70	713
Net loans and direct financing leases	—	50	70,946	70,996
Financial Liabilities
Deposits	—	73,371	6,163	79,534
Short-term borrowings	2	—	2,440	2,442
Long-term debt	—	9,416	473	9,889

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$83	$3	$—	$86
Available-for-sale securities	5	11,673	3,191	14,869
Held-to-maturity securities	—	8,971	—	8,971
Other securities	19	—	—	19
Loans held for sale	—	413	78	491
Net loans and direct financing leases	—	—	69,146	69,146
Financial Liabilities
Deposits	—	73,975	3,035	77,010
Short-term borrowings	—	—	5,056	5,056
Long-term debt	—	8,944	458	9,402
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
The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	June 30, 2018		December 31, 2017
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$16	$66	$22	$121
Derivatives not designated as Hedging Instruments
Interest rate contracts	268	176	187	100
Foreign exchange contracts	32	29	18	18
Commodities contracts	134	129	92	87
Equity contracts	4	6	3	5
Total Contracts	$454	$406	$322	$331
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and six-month periods ended June 30, 2018.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(dollar amounts in millions)		Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Interest rate contracts:
Customer	Capital markets fees	$12	$19
Mortgage Banking	Mortgage banking income	—	(8)
Foreign exchange contracts	Capital markets fees	7	12
Commodities contracts	Capital markets fees	—	2
Equity contracts	Other noninterest expense	(3)	(3)
Total		$16	$22
Derivatives used in asset and liability management activities
Huntington engages in balance sheet hedging activity, principally for asset and liability management purposes, to convert fixed rate assets or liabilities into floating rate, or vice versa. Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert subordinated and other long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate securities into fixed rate securities.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments.

	June 30, 2018
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities	—	12	$12
Subordinated notes	375	—	375
Long-term debt	4,990	—	4,990
Total notional value at June 30, 2018	$5,365	$12	$5,377

	December 31, 2017
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Subordinated notes	950	—	950
Long-term debt	7,425	—	7,425
Total notional value at December 31, 2017	$8,375	$—	$8,375
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2018 and December 31, 2017.

	June 30, 2018
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.7	$—	2.20%	2.07%
Liability conversion swaps
Receive fixed—generic	5,365	2.2	(50)	1.93	2.27
Total swap portfolio at June 30, 2018	$5,377	2.2	$(50)

	December 31, 2017
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Liability conversion swaps
Receive fixed—generic	8,375	2.5	(99)	1.56%	1.44%
Total swap portfolio at December 31, 2017	$8,375	2.5	$(99)
These derivative financial instruments are entered into to manage the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest-bearing liabilities are an adjustment to either interest income or interest expense. The net amounts resulted in an adjustment to net interest income of $(15) million and $6 million for the three-month periods ended June 30, 2018, and 2017, respectively. The net amounts resulted in an adjustment to net interest income of $(14) million and $16 million for the six-month periods ended June 30, 2018, and 2017, respectively.
During the second quarter of 2018, Huntington terminated $2.9 billion (notional value) of liability conversion swaps subsequent to de-designating these swaps as fair value hedges. The adjusted basis of the hedged item at termination was $149 million, which will be amortized over the remaining life of the long-term debt using the effective yield method.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Interest rate contracts
Change in fair value of interest rate swaps hedging subordinated notes (1)	41	2	24	(2)
Change in fair value of hedged subordinated notes (1)	(42)	(2)	(24)	3
Change in fair value of interest rate swaps hedging other long-term debt (1)	93	16	42	6
Change in fair value of hedged other long-term debt (1)	(90)	(17)	(37)	(8)

(1)	Recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of June 30, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	June 30, 2018	June 30, 2018
Long-term debt	$5,302	$(55)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued is $144 million at June 30, 2018.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. The interest rate lock commitments are derivative positions that economically hedge forward commitments to sell loans.
The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

Derivatives used in mortgage banking activities	June 30, 2018		December 31, 2017
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Interest rate lock agreements	$8	$—	$6	$—
Forward trades and options	—	5	1	—
Total derivatives used in mortgage banking activities	$8	$5	$7	$—

MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
All MSR hedging instruments matured during the second quarter of 2018. The notional value of the derivative financial instruments, corresponding trading liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

MSR hedging activity
(dollar amounts in millions)	June 30, 2018		December 31, 2017
Notional Value	$—		$188

Trading Liabilities	—		3

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Trading gains (losses)	—	2	(8)	1
Trading gains (losses) are included in mortgage banking income in the Unaudited Condensed Consolidated Statement of Income.
Derivatives used in customer related activities
Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consist of commodity, interest rate, and foreign exchange contracts. Huntington enters into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies in order to economically hedge significant exposure related to derivatives used in trading activities.
The interest rate or price risk of customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value. Foreign currency derivatives help the customer hedge risk and reduce exposure to fluctuations in exchange rates. Transactions are primarily in liquid currencies with Canadian dollars and Euros comprising a majority of all transactions. Commodity derivatives help the customer hedge risk and reduce exposure to fluctuations in the price of various commodities. Hedging of energy-related products and base metals comprise the majority of all transactions.
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at both June 30, 2018 and December 31, 2017, were $99 million and $88 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $24 billion and $22 billion at June 30, 2018 and December 31, 2017, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $101 million and $119 million at the same dates, respectively.
Visa®-related Swaps
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At June 30, 2018, the combined fair value of the swap liabilities of $7 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
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
At June 30, 2018 and December 31, 2017, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $28 million and $30 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At June 30, 2018, Huntington pledged $64 million of investment securities and cash collateral to counterparties, while other counterparties pledged $200 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
June 30, 2018	Derivatives	$454	$(275)	$179	$—	$(61)	$118
December 31, 2017	Derivatives	322	(190)	132	(11)	(18)	103

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
June 30, 2018	Derivatives	$406	$(204)	$202	$—	$(20)	$182
December 31, 2017	Derivatives	331	(245)	86	—	(21)	65
16. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2018, and December 31, 2017:

	June 30, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$4	$1	$4
2015-1 Automobile Trust	—	—	—
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	625	293	625
Other Investments	135	62	135
Total	$778	$608	$764

	December 31, 2017
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$7	$—	$7
2015-1 Automobile Trust	1	—	1
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	636	335	636
Other Investments	117	53	117
Total	$775	$640	$761
Automobile Securitizations
The following table provides a summary of automobile transfers to trusts in separate securitization transactions.

(dollar amounts in millions)	Year	Amount Transferred
2016-1 Automobile Trust	2016	$1,500
2015-1 Automobile Trust	2015	750
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
A list of trust preferred securities outstanding at June 30, 2018 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	3.04%	(2)	$70	$6
Huntington Capital II	2.96	(3)	32	3
Sky Financial Capital Trust III	3.74	(4)	72	2
Sky Financial Capital Trust IV	3.74	(4)	74	2
Camco Financial Trust	3.67	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at June 30, 2018, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at June 30, 2018, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at June 30, 2018, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at June 30, 2018, based on three-month LIBOR +1.33%.

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
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are accounted for using the equity method. Investment losses related to these investments are included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2018 and December 31, 2017.

(dollar amounts in millions)	June 30, 2018	December 31, 2017
Affordable housing tax credit investments	$1,024	$996
Less: amortization	(399)	(360)
Net affordable housing tax credit investments	$625	$636
Unfunded commitments	$293	$335
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2018	2017	2018	2017
Tax credits and other tax benefits recognized	$23	$23	$46	$46
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	20	17	39	34
Huntington recognized immaterial impairment losses for the three-month and six-month periods ended June 30, 2018 and 2017. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
Other Investments
Other investments determined to be VIE's include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

17. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2018 and December 31, 2017, were as follows:

(dollar amounts in millions)	June 30, 2018	December 31, 2017
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$16,641	$16,219
Consumer	14,338	13,384
Commercial real estate	1,200	1,366
Standby letters of credit	601	510
Commercial letters-of-credit	27	21
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $9 million and $10 million at June 30, 2018 and December 31, 2017, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At June 30, 2018 and December 31, 2017, Huntington had commitments to sell residential real estate loans of $1.1 billion and $0.7 billion, respectively. These contracts mature in less than one year.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 21 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2017 Annual Report on Form 10-K.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $30 million at June 30, 2018 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
Information is provided below, or in the prior commitments and contingencies disclosures, regarding the nature of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, and in the prior commitments and contingencies disclosures, will have a material adverse effect on the consolidated financial position of Huntington. Further, management believes that amounts previously accrued are adequate to address Huntington’s contingent liabilities. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Huntington’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Huntington’s results of operations for any particular reporting period.
Meoli v. The Huntington National Bank (Cyberco Litigation). The order approving the settlement became final on April 30, 2018. The settlement amount was paid in May 2018 and was within the Company's reserve for this matter.
18. SEGMENT REPORTING
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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s June 30, 2018, December 31, 2017, and June 30, 2017, reported results by business segment.

	Three Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2018
Net interest income	$413	$229	$100	$46	$(4)	$784
Provision (benefit) for credit losses	27	18	10	1	—	56
Noninterest income	187	80	2	48	19	336
Noninterest expense	429	128	38	66	(9)	652
Provision (benefit) for income taxes	30	35	11	6	(25)	57
Net income (loss)	$114	$128	$43	$21	$49	$355
2017
Net interest income	385	223	106	42	(11)	745
Provision (benefit) for credit losses	17	(5)	16	(3)	—	25
Noninterest income	184	69	3	47	22	325
Noninterest expense	413	119	38	61	63	694
Provision (benefit) for income taxes	49	62	19	11	(62)	79
Net income (loss)	$90	$116	$36	$20	$10	$272

	Six Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2018
Net interest income	$808	$449	$199	$91	$7	$1,554
Provision (benefit) for credit losses	59	39	23	1	—	122
Noninterest income	361	149	6	98	36	650
Noninterest expense	840	249	74	123	(1)	1,285
Provision (benefit) for income taxes	57	65	23	13	(42)	116
Net income (loss)	$213	$245	$85	$52	$86	$681
2017
Net interest income	$759	$452	$210	$83	$(29)	$1,475
Provision (benefit) for credit losses	51	16	26	—	—	93
Noninterest income	355	134	8	94	47	638
Noninterest expense	826	236	74	124	142	1,402
Provision (benefit) for income taxes	83	117	41	19	(122)	138
Net income (loss)	$154	$217	$77	$34	$(2)	$480

	Assets at		Deposits at
(dollar amounts in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Consumer & Business Banking	$27,013	$26,220	$48,186	$45,643
Commercial Banking	33,036	32,118	21,142	21,235
Vehicle Finance	18,590	17,865	340	358
RBHPCG	6,185	5,821	5,985	6,057
Treasury / Other	20,534	22,161	3,934	3,748
Total	$105,358	$104,185	$79,587	$77,041

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2017 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) and (c)
Not Applicable

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

10.1	Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.	001-34073	Appendix A

10.2	*Huntington Bancshares Incorporated 2018 Stock Option Grant Agreement

10.3	*Huntington Bancshares Incorporated 2018 Restricted Stock Unit Grant Agreement

10.4	*Huntington Bancshares Incorporated 2018 Performance Share Unit Grant Agreement

31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	**Section 1350 Certification – Chief Executive Officer.

32.2	**Section 1350 Certification – Chief Financial Officer.
101
*The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2018, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 30, 2018	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2018	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer (Principal Financial Officer)