Form 10-Q
period 2018-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2018-10-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2018
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Registrant's address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-2265
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,061,529,259 shares of the Registrant’s common stock ($0.01 par value) outstanding on September 30, 2018.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FirstMerit	FirstMerit Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
NSF	Non-sufficient funds
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Plan	Huntington Bancshares Retirement Plan
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SAB	Staff Accounting Bulletin
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TCJA	H.R. 1, Originally known as the Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Our 970 branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
EXECUTIVE OVERVIEW
Summary of 2018 Third Quarter Results Compared to 2017 Third Quarter
For the quarter, we reported net income of $378 million, or $0.33 per common share, compared with $275 million, or $0.23 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent (FTE) net interest income was $810 million, up $39 million, or 5%. The results reflected the benefit from a $3.9 billion, or 4%, increase in average earning assets and a three basis point increase in the FTE net interest margin (NIM) to 3.32%. Average earning asset growth included a $4.5 billion, or 7%, increase in average loans and leases. Average earning asset yields increased 38 basis points year-over-year, driven by a 40 basis point improvement in loan yields. Average funding costs increased 45 basis points, although interest-bearing deposit costs only increased 38 basis points. The cost of short-term borrowings and long-term debt increased 103 basis points and 113 basis points, respectively. Embedded within these yields and costs, FTE net interest income during the 2018 third quarter included $17 million, or approximately seven basis points, of purchase accounting impact compared to $27 million, or approximately 12 basis points, in the year-ago quarter.
The provision for credit losses increased $10 million year-over-year to $53 million in the 2018 third quarter. NCOs decreased $14 million to $29 million. The decrease was a direct result of lower charge-off activity in the commercial portfolio resulting in a net recovery position in the 2018 third quarter. Consumer charge-offs have remained consistent over the past year. NCOs represented an annualized 0.16% of average loans and leases, down from 0.25% in the year ago quarter.
Non-interest income was $342 million, up $12 million, or 4%, from the year ago quarter. The growth represents ongoing household / relationship acquisition and execution of our strategies including our Optimal Customer Relationship (OCR) strategy.
Non-interest expense was $651 million, down $29 million, or 4%, from the year-ago quarter, primarily reflecting $31 million of acquisition-related Significant Items in the year-ago quarter compared with no Significant Items in the current quarter. Outside data processing and other services decreased $11 million, or 14%, reflecting the $4 million decrease in acquisition-related Significant Items and the benefit of a debit card-related vendor migration completed in the year-ago quarter. Marketing expense decreased $5 million, or 29%, reflecting the timing of marketing campaigns and deposit promotions. Personnel costs increased $11 million, or 3%, primarily reflecting performance-based incentive compensation and increased benefits costs, partially offset by a $4 million decrease in acquisition-related Significant Items.

The tangible common equity to tangible assets ratio was 7.25%, down 17 basis points from a year-ago. The CET1 risk-based capital ratio was 9.89% at September 30, 2018, compared to 9.94% a year-ago. The regulatory Tier 1 risk-based capital ratio was 11.33% compared to 11.30% at September 30, 2017.
Consistent with the 2018 CCAR capital plan, the Company repurchased $691 million of common stock during the 2018 third quarter at an average cost of $15.82 per share. Included in the quarter's share repurchase activity, the Company completed the previously announced $400 million ASR. As contemplated in our 2018 CCAR capital plan, the ASR effectively offset the impact of the $363 million Series A preferred equity conversion in the 2018 first quarter.
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

Table 1 - Selected Quarterly Income Statement Data (1)

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollar amounts in millions, share amounts in thousands)	2018	2018	2018	2017	2017
Interest income	$1,007	$972	$914	$894	$873
Interest expense	205	188	144	124	115
Net interest income	802	784	770	770	758
Provision for credit losses	53	56	66	65	43
Net interest income after provision for credit losses	749	728	704	705	715
Service charges on deposit accounts	93	91	86	91	91
Cards and payment processing income	57	56	53	53	54
Trust and investment management services	43	42	44	41	39
Mortgage banking income	31	28	26	33	34
Insurance income	19	21	21	21	18
Capital markets fees	22	21	19	23	22
Bank owned life insurance income	19	17	15	18	16
Gain on sale of loans and leases	16	15	8	17	14
Securities gains (losses)	(2)	—	—	(4)	—
Other income	44	45	42	47	42
Total noninterest income	342	336	314	340	330
Personnel costs	388	396	376	373	377
Outside data processing and other services	69	69	73	71	80
Net occupancy	38	35	41	36	55
Equipment	38	38	40	36	45
Deposit and other insurance expense	18	18	18	19	19
Professional services	17	15	11	18	15
Marketing	12	18	8	10	17
Amortization of intangibles	13	13	14	14	14
Other expense	58	50	52	56	58
Total noninterest expense	651	652	633	633	680
Income before income taxes	440	412	385	412	365
Provision (benefit) for income taxes	62	57	59	(20)	90
Net income	378	355	326	432	275
Dividends on preferred shares	18	21	12	19	19
Net income applicable to common shares	$360	$334	$314	$413	$256

Average common shares—basic	1,084,536	1,103,337	1,083,836	1,077,397	1,086,038
Average common shares—diluted	1,103,740	1,122,612	1,124,778	1,130,117	1,106,491
Net income per common share—basic	$0.33	$0.30	$0.29	$0.38	$0.24
Net income per common share—diluted	0.33	0.30	0.28	0.37	0.23
Cash dividends declared per common share	0.14	0.11	0.11	0.11	0.08
Return on average total assets	1.42%	1.36%	1.27%	1.67%	1.08%
Return on average common shareholders’ equity	14.3	13.2	13.0	17.0	10.5
Return on average tangible common shareholders’ equity (2)	19.0	17.6	17.5	22.7	14.1
Net interest margin (3)	3.32	3.29	3.30	3.30	3.29
Efficiency ratio (4)	55.3	56.6	56.8	54.9	60.5
Effective tax rate	14.1	13.8	15.3	(4.8)	24.7

Revenue—FTE
Net interest income	$802	$784	$770	$770	$758
FTE adjustment	8	7	7	12	13
Net interest income (3)	810	791	777	782	771
Noninterest income	342	336	314	340	330
Total revenue (3)	$1,152	$1,127	$1,091	$1,122	$1,101

Table 2 - Selected Year to Date Income Statements (1)

	Nine Months Ended September 30,		Change
(dollar amounts in millions, share amounts in thousands)	2018	2017	Amount	Percent
Interest income	$2,893	$2,539	$354	14%
Interest expense	537	306	231	75
Net interest income	2,356	2,233	123	6
Provision for credit losses	175	136	39	29
Net interest income after provision for credit losses	2,181	2,097	84	4
Service charges on deposit accounts	270	262	8	3
Cards and payment processing income	166	153	13	8
Trust and investment management services	129	115	14	12
Mortgage banking income	85	98	(13)	(13)
Insurance income	61	60	1	2
Capital markets fees	62	53	9	17
Bank owned life insurance income	51	49	2	4
Gain on sale of loans	39	39	—	—
Securities gains (losses)	(2)	—	(2)	(100)
Other noninterest income	131	138	(7)	(5)
Total noninterest income	992	967	25	3
Personnel costs	1,160	1,151	9	1
Outside data processing and other services	211	242	(31)	(13)
Net occupancy	114	176	(62)	(35)
Equipment	116	135	(19)	(14)
Deposit and other insurance expense	54	59	(5)	(8)
Professional services	43	51	(8)	(16)
Marketing	38	50	(12)	(24)
Amortization of intangibles	40	42	(2)	(5)
Other noninterest expense	160	176	(16)	(9)
Total noninterest expense	1,936	2,082	(146)	(7)
Income before income taxes	1,237	982	255	26
Provision for income taxes	178	228	(50)	(22)
Net income	1,059	754	305	40
Dividends declared on preferred shares	51	57	(6)	(11)
Net income applicable to common shares	$1,008	$697	$311	45%

Average common shares—basic	1,090,570	1,087,115	3,455	—%
Average common shares—diluted	1,116,978	1,107,878	9,100	1
Net income per common share—basic	$0.92	$0.64	$0.28	44
Net income per common share—diluted	0.90	0.63	0.27	43
Cash dividends declared per common share	0.36	0.24	0.12	50

Revenue—FTE
Net interest income	$2,356	$2,233	$123	6%
FTE adjustment	22	38	(16)	(42)
Net interest income (3)	2,378	2,271	107	5
Noninterest income	992	967	25	3
Total revenue (3)	$3,370	$3,238	$132	4%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

Significant Items
There were no Significant Items in the 2018 third quarter.
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

The following table reflects the earnings impact of the above-mentioned Significant Items for the periods affected:

Table 3 - Significant Items Influencing Earnings Performance Comparison
	Three Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017
(dollar amounts in millions, except per share amounts)	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$378		$355		$275
Earnings per share, after-tax		$0.33		$0.30		$0.23

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$—		$—		$(31)
Tax impact	—		—		11
Mergers and acquisitions, after-tax	$—	$—	$—	$—	$(20)	$(0.02)

(1)	Based upon the quarterly average outstanding diluted common shares.

	Nine Months Ended
	September 30, 2018		September 30, 2017
(dollar amounts in millions, except per share amounts)	Amount	EPS (1)	Amount	EPS (1)
Net income	$1,059		$754
Earnings per share, after-tax		$0.90		$0.63

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$—		$(152)
Tax impact	—		53
Mergers and acquisitions, after-tax	$—	$—	$(99)	$(0.09)

(1)	Based upon the year to date average outstanding diluted common shares.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
	Three Months Ended					Change
	September 30,	June 30,	March 31,	December 31,	September 30,	3Q18 vs. 3Q17
(dollar amounts in millions)	2018	2018	2018	2017	2017	Amount	Percent
Assets:
Interest-bearing deposits in banks	$83	$84	$90	$90	$102	$(19)	(19)%
Securities:
Trading account securities	82	82	87	87	92	(10)	(11)
Available-for-sale securities:
Taxable	10,469	10,832	11,158	11,154	11,680	(1,211)	(10)
Tax-exempt	3,496	3,554	3,633	3,404	3,160	336	11
Total available-for-sale securities	13,965	14,386	14,791	14,558	14,840	(875)	(6)
Held-to-maturity securities—taxable	8,560	8,706	8,877	9,066	8,264	296	4
Other securities	567	599	605	598	597	(30)	(5)
Total securities	23,174	23,773	24,360	24,309	23,793	(619)	(3)
Loans held for sale	745	619	478	598	678	67	10
Loans and leases: (3)
Commercial:
Commercial and industrial	28,870	28,863	28,243	27,445	27,643	1,227	4
Commercial real estate:
Construction	1,132	1,126	1,189	1,199	1,152	(20)	(2)
Commercial	6,019	6,233	6,142	5,997	6,064	(45)	(1)
Commercial real estate	7,151	7,359	7,331	7,196	7,216	(65)	(1)
Total commercial	36,021	36,222	35,574	34,641	34,859	1,162	3
Consumer:
Automobile	12,368	12,271	12,100	11,963	11,713	655	6
Home equity	9,873	9,941	10,040	10,027	9,960	(87)	(1)
Residential mortgage	10,236	9,624	9,174	8,809	8,402	1,834	22
RV and marine finance	3,016	2,667	2,481	2,405	2,296	720	31
Other consumer	1,237	1,162	1,115	1,095	1,046	191	18
Total consumer	36,730	35,665	34,910	34,299	33,417	3,313	10
Total loans and leases	72,751	71,887	70,484	68,940	68,276	4,475	7
Allowance for loan and lease losses	(759)	(742)	(709)	(688)	(672)	(87)	(13)
Net loans and leases	71,992	71,145	69,775	68,252	67,604	4,388	6
Total earning assets	96,753	96,363	95,412	93,937	92,849	3,904	4
Cash and due from banks	1,330	1,283	1,217	1,226	1,299	31	2
Intangible assets	2,305	2,318	2,332	2,346	2,359	(54)	(2)
All other assets	5,726	5,599	5,596	5,481	5,455	271	5
Total assets	$105,355	$104,821	$103,848	$102,302	$101,290	$4,065	4%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	20,230	20,382	20,572	21,745	21,723	$(1,493)	(7)%
Demand deposits—interest-bearing	19,553	19,121	18,630	18,175	17,878	1,675	9
Total demand deposits	39,783	39,503	39,202	39,920	39,601	182	—
Money market deposits	21,547	20,943	20,678	20,731	20,314	1,233	6
Savings and other domestic deposits	11,434	11,146	11,219	11,348	11,590	(156)	(1)
Core certificates of deposit	4,916	3,794	2,293	1,947	2,044	2,872	141
Total core deposits	77,680	75,386	73,392	73,946	73,549	4,131	6
Other domestic time deposits of $250,000 or more	285	243	247	400	432	(147)	(34)
Brokered deposits and negotiable CDs	3,533	3,661	3,307	3,391	3,563	(30)	(1)
Total deposits	81,498	79,290	76,946	77,737	77,544	3,954	5
Short-term borrowings	1,732	3,082	5,228	2,837	2,391	(659)	(28)
Long-term debt	8,915	9,225	8,958	9,232	8,949	(34)	—
Total interest-bearing liabilities	71,915	71,215	70,560	68,061	67,161	4,754	7
All other liabilities	2,054	1,891	1,861	1,819	1,661	393	24
Shareholders’ equity	11,156	11,333	10,855	10,677	10,745	411	4
Total liabilities and shareholders’ equity	$105,355	$104,821	$103,848	$102,302	$101,290	$4,065	4%

Table 4 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Fully-taxable equivalent basis (1)	2018	2018	2018	2017	2017
Assets:
Interest-bearing deposits in banks	1.95%	1.95%	1.97%	1.92%	1.77%
Securities:
Trading account securities	0.26	0.23	0.15	0.21	0.16
Available-for-sale securities:
Taxable	2.61	2.63	2.51	2.45	2.38
Tax-exempt	3.53	3.35	3.18	3.76	3.62
Total available-for-sale securities	2.84	2.81	2.67	2.75	2.64
Held-to-maturity securities—taxable	2.43	2.42	2.45	2.41	2.36
Other securities	4.58	4.58	3.98	3.86	3.35
Total securities	2.73	2.71	2.62	2.64	2.55
Loans held for sale	4.45	4.17	3.82	3.68	3.83
Loans and leases: (3)
Commercial:
Commercial and industrial	4.64	4.52	4.28	4.17	4.05
Commercial real estate:
Construction	5.31	5.26	4.73	4.47	4.55
Commercial	4.63	4.58	4.24	4.03	4.08
Commercial real estate	4.74	4.68	4.32	4.10	4.16
Total commercial	4.66	4.55	4.29	4.15	4.07
Consumer:
Automobile	3.75	3.63	3.56	3.61	3.60
Home equity	5.21	5.09	4.90	4.71	4.72
Residential mortgage	3.78	3.69	3.66	3.66	3.65
RV and marine finance	5.06	5.11	5.11	5.25	5.43
Other consumer	12.16	11.90	11.78	11.53	11.59
Total consumer	4.54	4.43	4.34	4.31	4.32
Total loans and leases	4.60	4.49	4.32	4.23	4.20
Total earning assets	4.16	4.07	3.91	3.83	3.78
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.45	0.38	0.29	0.26	0.23
Total demand deposits	0.22	0.18	0.14	0.12	0.10
Money market deposits	0.77	0.60	0.45	0.40	0.36
Savings and other domestic deposits	0.24	0.21	0.20	0.20	0.20
Core certificates of deposit	1.82	1.56	1.01	0.75	0.73
Total core deposits	0.65	0.51	0.36	0.32	0.30
Other domestic time deposits of $250,000 or more	1.40	1.01	0.69	0.54	0.61
Brokered deposits and negotiable CDs	1.98	1.81	1.47	1.21	1.16
Total deposits	0.73	0.59	0.43	0.37	0.35
Short-term borrowings	1.98	1.82	1.47	1.15	0.95
Long-term debt	3.78	3.75	2.92	2.73	2.65
Total interest-bearing liabilities	1.13	1.05	0.82	0.73	0.68
Net interest rate spread	3.03	3.02	3.09	3.10	3.10
Impact of noninterest-bearing funds on margin	0.29	0.27	0.21	0.20	0.19
Net interest margin	3.32%	3.29%	3.30%	3.30%	3.29%

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2018 Third Quarter versus 2017 Third Quarter
FTE net interest income for the 2018 third quarter increased $39 million, or 5%, from the 2017 third quarter. This reflected the benefit from the $3.9 billion, or 4%, increase in average earning assets and a three basis point increase in the FTE NIM to 3.32%. Average earning asset yields increased 38 basis points year-over-year, driven by a 40 basis point improvement in loan yields. Average funding costs increased 45 basis points, although interest-bearing deposit costs only increased 38 basis points. The cost of short-term borrowings and long-term debt increased 103 basis points and 113 basis points, respectively. The benefit from noninterest-bearing funds increased 10 basis points versus the year-ago quarter. Embedded within these yields and costs, FTE net interest income during the 2018 third quarter included $17 million, or approximately seven basis points, of purchase accounting impact compared to $27 million, or approximately 12 basis points, in the year-ago quarter.
Average earning assets for the 2018 third quarter increased $3.9 billion, or 4%, from the year-ago quarter, primarily reflecting a $4.5 billion, or 7%, increase in average loans and leases. Average residential mortgage loans increased $1.8 billion, or 22%, driven by an increase in lending officers and expansion into the Chicago market. Average C&I loans increased $1.2 billion, or 4%, reflecting growth in middle market, asset finance, energy, and corporate banking. Average RV and marine finance loans increased $0.7 billion, or 31%, reflecting the success of the well-managed expansion of the acquired business into 17 new states over the past two years. Average automobile loans increased $0.7 billion, or 6%, driven by continued strong originations while consistently increasing pricing over the past year. Average securities decreased $0.6 billion, or 3%, primarily due to runoff in the portfolio partially offset by continued growth in direct purchase municipal instruments in our commercial banking segment.
Average total interest-bearing liabilities increased $4.8 billion, or 7%, from the year-ago quarter. Average total deposits for the 2018 third quarter increased $4.0 billion, or 5%, from the year-ago quarter, while average total core deposits increased $4.1 billion, or 6%. Average core certificates of deposit (CDs) increased $2.9 billion, or 141%, reflecting initiatives during the past three quarters to grow fixed-rate, term consumer deposits in light of the rising interest rate environment. Average money market deposits increased $1.2 billion, or 6%, primarily reflecting growth in consumer balances and continued shifting commercial customer preferences for higher yielding deposit products. Average demand deposits increased $0.2 billion, or less than 1%, primarily driven by a $0.2 billion, or 5% increase in average consumer noninterest-bearing demand deposits. Average short-term borrowings decreased $0.7 billion, or 28%, as continued growth in core deposits reduced reliance on wholesale funding.
2018 Third Quarter versus 2018 Second Quarter
Compared to the 2018 second quarter, FTE net interest income increased $19 million, or 2%, primarily reflecting a three basis point increase in FTE NIM. Average earning asset yields increased nine basis points sequentially, driven by an 11 basis point increase in loan yields. Average funding costs increased eight basis points. Average interest-bearing deposit costs increased 14 basis points linked quarter, while the benefit of noninterest-bearing funding improved two basis points. The purchase accounting impact on the net interest margin was approximately seven basis points in the 2018 third quarter, down one basis point from the prior quarter.
Compared to the 2018 second quarter, average earning assets increased $0.4 billion, or less than 1%, primarily reflecting the $0.9 billion, or 1%, increase in average loans and leases. Average residential mortgage loans increased $0.6 billion, or 6%, driven by seasonality and the expansion of our home lending business. Average securities decreased $0.6 billion, or 3%, due to runoff in the portfolio.
Compared to the 2018 second quarter, average total core deposits increased $2.3 billion, or 3%. Average core CDs increased $1.1 billion, or 30%, as a result of continued initiatives to grow fixed-rate, term consumer deposits in light of the rising interest rate environment. Average money market deposits increased $0.6 billion, or 3%, primarily driven by a $0.5 billion, or 4%, increase in average consumer money market deposits. Average short-term borrowings decreased $1.4 billion, or 44%, as continued growth in core deposits reduced reliance on wholesale funding.

Table 5 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
Fully-taxable equivalent basis (1)	2018	2017	Amount	Percent	2018	2017
Assets:
Interest-bearing deposits in banks	$86	$102	$(16)	(16)%	1.95%	1.46%
Securities:
Trading account securities	84	107	(23)	(21)	0.21	0.17
Available-for-sale securities:
Taxable	10,817	12,157	(1,340)	(11)	2.58	2.36
Tax-exempt	3,561	3,105	456	15	3.35	3.70
Total available-for-sale securities	14,378	15,262	(884)	(6)	2.77	2.63
Held-to-maturity securities—taxable	8,713	7,785	928	12	2.43	2.37
Other securities	590	578	12	2	4.38	3.28
Total securities	23,765	23,732	33	—	2.69	2.55
Loans held for sale	615	540	75	14	4.19	3.79
Loans and leases: (3)
Commercial:
Commercial and industrial	28,661	27,852	809	3	4.48	4.03
Commercial real estate:
Construction	1,149	1,198	(49)	(4)	5.09	4.24
Commercial	6,131	6,014	117	2	4.49	3.92
Commercial real estate	7,280	7,212	68	1	4.58	3.97
Total commercial	35,941	35,064	877	3	4.50	4.01
Consumer:
Automobile	12,247	11,369	878	8	3.65	3.57
Home equity	9,948	9,983	(35)	—	5.07	4.60
Residential mortgage	9,682	8,055	1,627	20	3.71	3.65
RV and marine finance	2,723	2,071	652	31	5.09	5.54
Other consumer	1,175	997	178	18	11.91	11.53
Total consumer	35,775	32,475	3,300	10	4.44	4.27
Total loans and leases	71,716	67,539	4,177	6	4.47	4.14
Allowance for loan and lease losses	(737)	(660)	(77)	(12)
Net loans and leases	70,979	66,879	4,100	6
Total earning assets	96,182	91,913	4,269	5	4.05%	3.75%
Cash and due from banks	1,277	1,530	(253)	(17)
Intangible assets	2,318	2,373	(55)	(2)
All other assets	5,640	5,433	207	4
Total assets	$104,680	$100,589	$4,091	4%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$20,393	$21,684	$(1,291)	(6)%	—%	—%
Demand deposits—interest-bearing	19,105	17,380	1,725	10	0.37	0.20
Total demand deposits	39,498	39,064	434	1	0.18	0.09
Money market deposits	21,059	19,399	1,660	9	0.61	0.31
Savings and other domestic deposits	11,267	11,815	(548)	(5)	0.22	0.21
Core certificates of deposit	3,677	2,176	1,501	69	1.57	0.55
Total core deposits	75,501	72,454	3,047	4	0.51	0.26
Other domestic time deposits of $250,000 or more	259	460	(201)	(44)	1.05	0.51
Brokered deposits and negotiable CDs	3,501	3,770	(269)	(7)	1.76	0.93
Total deposits	79,261	76,684	2,577	3	0.59	0.31
Short-term borrowings	3,335	2,952	383	13	1.67	0.76
Long-term debt	9,033	8,738	295	3	3.48	2.49
Total interest-bearing liabilities	71,236	66,690	4,546	7	1.01	0.61
All other liabilities	1,935	1,627	308	19
Shareholders’ equity	11,116	10,588	528	5
Total liabilities and shareholders’ equity	$104,680	$100,589	$4,091	4%
Net interest rate spread					3.05	3.13
Impact of noninterest-bearing funds on margin					0.26	0.17
Net interest margin					3.31%	3.30%

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2018 First Nine Months versus 2017 First Nine Months
FTE net interest income for the first nine-month period of 2018 increased $107 million, or 5%. This reflected the benefit of a $4.3 billion, or 5%, increase in average total earning assets and a basis point increase in the FTE NIM to 3.31%. Average loans and leases increased $4.2 billion, or 6%, primarily reflecting an increase in C&I, automobile, residential mortgage and RV and marine finance lending. Average earning asset yields increased 30 basis points sequentially, driven by a 33 basis point increase in loan yields. Average funding costs increased 40 basis points, although interest-bearing deposit costs only increased 28 basis points. The cost of short-term borrowings and long-term debt increased 91 basis points and 99 basis points, respectively. The benefit from noninterest-bearing funds increased nine basis points versus the year-ago period.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2018 third quarter was $53 million, which increased $10 million, or 23%, compared to the third quarter 2017. On a year-to-date basis, the provision for credit losses for the first nine-month period of 2018 was $175 million, an increase of $39 million, or 29%, compared to year-ago period. The increases from the 2017 third quarter and prior year-to-date provision expense levels are primarily attributed to loan balance growth across the portfolio and downgrades within the Commercial loan portfolios.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
	Three Months Ended			3Q18 vs. 3Q17		3Q18 vs. 2Q18
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2018	2018	2017	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$93	$91	$91	$2	2%	$2	2%
Cards and payment processing income	57	56	54	3	6	1	2
Trust and investment management services	43	42	39	4	10	1	2
Mortgage banking income	31	28	34	(3)	(9)	3	11
Insurance income	19	21	18	1	6	(2)	(10)
Capital markets fees	22	21	22	—	—	1	5
Bank owned life insurance income	19	17	16	3	19	2	12
Gain on sale of loans and leases	16	15	14	2	14	1	7
Securities gains (losses)	(2)	—	—	(2)	(100)	(2)	(100)
Other income	44	45	42	2	5	(1)	(2)
Total noninterest income	$342	$336	$330	$12	4%	$6	2%
2018 Third Quarter versus 2017 Third Quarter
Reported noninterest income for the 2018 third quarter increased $12 million, or 4%, from the year-ago quarter. The growth represents ongoing household / relationship acquisition and execution of our strategies including our OCR strategy.
2018 Third Quarter versus 2018 Second Quarter
Compared to the 2018 second quarter, reported noninterest income increased $6 million, or 2%. The growth represents ongoing household / relationship acquisition and execution of our strategies including our OCR strategy.

Table 7 - Noninterest Income—2018 First Nine Months vs. 2017 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Service charges on deposit accounts	$270	$262	$8	3%
Cards and payment processing income	166	153	13	8
Trust and investment management services	129	115	14	12
Mortgage banking income	85	98	(13)	(13)
Insurance income	61	60	1	2
Capital markets fees	62	53	9	17
Bank owned life insurance income	51	49	2	4
Gain on sale of loans and leases	39	39	—	—
Securities gains (losses)	(2)	—	(2)	(100)
Other income	131	138	(7)	(5)
Total noninterest income	$992	$967	$25	3%
Noninterest income for the first nine-month period of 2018 increased $25 million, or 3%, from the year-ago period, primarily reflecting ongoing household / relationship acquisition and execution of our Optimal Customer Relationship (OCR) strategy. Trust and investment management services increased $14 million, or 12%, primarily reflecting continued growth of managed accounts and strong equity market performance. Cards and payment processing income increased $13 million, or 8%, due to higher check card interchange income and underlying customer growth. Capital market fees increased $9 million, or 17%, reflecting increased foreign exchange and interest rate derivative activity. Service charges on deposit accounts increased $8 million, or 3%, due to an increase in commercial and personal service charges. Mortgage banking decreased $13 million, or 13%, driven by lower margins on loans sold. Other income decreased $7 million, or 5%, reflecting an unfavorable Visa Class B derivative fair value adjustment.

Noninterest Expense
(This section should be read in conjunction with Significant Items.)
The following table reflects noninterest expense for each of the periods presented:

Table 8 - Noninterest Expense
	Three Months Ended			3Q18 vs. 3Q17		3Q18 vs. 2Q18
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2018	2018	2017	Amount	Percent	Amount	Percent
Personnel costs	$388	$396	$377	$11	3%	$(8)	(2)%
Outside data processing and other services	69	69	80	(11)	(14)	—	—
Net occupancy	38	35	55	(17)	(31)	3	9
Equipment	38	38	45	(7)	(16)	—	—
Deposit and other insurance expense	18	18	19	(1)	(5)	—	—
Professional services	17	15	15	2	13	2	13
Marketing	12	18	17	(5)	(29)	(6)	(33)
Amortization of intangibles	13	13	14	(1)	(7)	—	—
Other noninterest expense	58	50	58	—	—	8	16
Total noninterest expense	$651	$652	$680	$(29)	(4)%	$(1)	—%
Number of employees (average full-time equivalent)	15,772	15,732	15,508	264	2%	40	—%

Impacts of Significant Items:

	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in millions)	2018	2018	2017
Personnel costs	$—	$—	$4
Outside data processing and other services	—	—	4
Net occupancy	—	—	14
Equipment	—	—	7
Professional services	—	—	2
Total noninterest expense adjustments	$—	$—	$31
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Three Months Ended			3Q18 vs. 3Q17		3Q18 vs. 2Q18
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2018	2018	2017	Amount	Percent	Amount	Percent
Personnel costs	$388	$396	$373	$15	4%	$(8)	(2)%
Outside data processing and other services	69	69	76	(7)	(9)	—	—
Net occupancy	38	35	41	(3)	(7)	3	9
Equipment	38	38	38	—	—	—	—
Deposit and other insurance expense	18	18	19	(1)	(5)	—	—
Professional services	17	15	13	4	31	2	13
Marketing	12	18	17	(5)	(29)	(6)	(33)
Amortization of intangibles	13	13	14	(1)	(7)	—	—
Other noninterest expense	58	50	58	—	—	8	16
Total adjusted noninterest expense (Non-GAAP)	$651	$652	$649	$2	—%	$(1)	—%
2018 Third Quarter versus 2017 Third Quarter
Reported noninterest expense for the 2018 third quarter decreased $29 million, or 4%, from the year-ago quarter, primarily reflecting the $31 million of acquisition-related Significant Items in the year-ago quarter. Net occupancy expense decreased $17 million, or 31%, primarily reflecting $14 million of acquisition-related expense. Outside data processing and other services decreased $11 million, or 14%, reflecting the $4 million decrease in acquisition-related Significant Items and the benefit of a card-related vendor migration completed in the year-ago quarter. Marketing expense decreased $5 million, or 29%, reflecting the timing of marketing campaigns and deposit promotions. Personnel costs increased $11 million, or 3%, primarily reflecting performance-based incentive compensation and increased benefits costs, partially offset by a $4 million decrease in acquisition-related Significant Items.
2018 Third Quarter versus 2018 Second Quarter
Reported noninterest expense decreased $1 million, or less than 1%, from the 2018 second quarter. Personnel costs decreased $8 million, or 2%, primarily reflecting the grant of annual long-term equity incentive compensation in the 2018 second quarter. Marketing expense decreased $6 million, or 33%, reflecting the timing of marketing campaigns and deposit promotions. Operational losses and franchise tax expense, both within other expense, partially offset these decreases.

Table 9 - Noninterest Expense—2018 First Nine Months vs. 2017 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Personnel costs	$1,160	$1,151	$9	1%
Outside data processing and other services	211	242	(31)	(13)
Net occupancy	114	176	(62)	(35)
Equipment	116	135	(19)	(14)
Deposit and other insurance expense	54	59	(5)	(8)
Professional services	43	51	(8)	(16)
Marketing	38	50	(12)	(24)
Amortization of intangibles	40	42	(2)	(5)
Other noninterest expense	160	176	(16)	(9)
Total noninterest expense	$1,936	$2,082	$(146)	(7)%
Impacts of Significant Items:

	Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017
Personnel costs	$—	$42
Outside data processing and other services	—	24
Net occupancy	—	52
Equipment	—	16
Professional services	—	10
Marketing	—	1
Other noninterest expense	—	9
Total noninterest expense adjustments	$—	$154
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in Additional Disclosures section):

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Personnel costs	$1,160	$1,109	$51	5%
Outside data processing and other services	211	218	(7)	(3)
Net occupancy	114	124	(10)	(8)
Equipment	116	119	(3)	(3)
Deposit and other insurance expense	54	59	(5)	(8)
Professional services	43	41	2	5
Marketing	38	49	(11)	(22)
Amortization of intangibles	40	42	(2)	(5)
Other noninterest expense	160	167	(7)	(4)
Total adjusted noninterest expense (Non-GAAP)	$1,936	$1,928	$8	—%

Reported noninterest expense decreased $146 million, or 7%, from the year-ago period, primarily reflecting the $154 million of acquisition-related Significant Items in the year-ago period. Net occupancy expense decreased $62 million, or 35%, primarily reflecting $52 million of acquisition-related expense. Outside data processing and other services decreased $31 million, or 13%, reflecting $24 million of acquisition-related expense. Equipment expense decreased $19 million, or 14%, primarily due to $16 million of acquisition-related expense. Other noninterest expense decreased $16 million, or 9%, reflecting $9 million of acquisition-related expense. Professional services decreased $8 million, or 16%, primarily reflecting $10 million of acquisition-related expense in the year-ago period.

Provision for Income Taxes
The provision for income taxes in the 2018 third quarter was $62 million. This compared with a provision for income taxes of $90 million in the 2017 third quarter and $57 million in the 2018 second quarter. The provision for income taxes for the nine-month periods ended September 30, 2018 and September 30, 2017 was $178 million and $228 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. The 2018 third quarter and 2018 second quarter also included expense for nondeductible FDIC insurance premiums. The effective tax rates for the 2018 third quarter, 2017 third quarter, and 2018 second quarter were 14.1%, 24.7%, and 13.8%, respectively. The effective tax rates for the nine month periods ended September 30, 2018 and September 30, 2017 were 14.4% and 23.2%, respectively. The variance between the 2018 third quarter compared to the 2017 third quarter, and the nine month period ended September 30, 2018 compared to the nine month period ended September 30, 2017 in the provision for income taxes and effective tax rates relates primarily to the impact of the TCJA. The net federal deferred tax liability was $111 million and the net state deferred tax asset was $26 million at September 30, 2018.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2016, the IRS has advised that tax years 2012 through 2014 will not be audited, and began the examination of the 2015 federal income tax return in second quarter 2018. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
As a result of the TCJA, the Company recorded a benefit of $163 million for the effects of the change in tax law including all materially impacted items and for which the accounting under ASC 740 is complete. This includes a $161 million tax benefit recognized in the year ended December 31, 2017, and an additional $2 million tax benefit recorded in the 2018 third quarter. The Company made reasonable estimates resulting in $37 million of tax expense reported as a provisional amount. This includes $38 million of tax expense recognized in the year ended December 31, 2017, and a tax benefit of $1 million recorded in the 2018 third quarter.
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

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2017 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
Commercial:
Commercial and industrial	$29,196	40%	$28,850	40%	$28,622	40%	$28,107	40%	$27,469	40%
Commercial real estate:
Construction	1,111	2	1,083	1	1,167	2	1,217	2	1,182	2
Commercial	5,962	8	6,118	8	6,245	9	6,008	9	6,024	9
Commercial real estate	7,073	10	7,201	9	7,412	11	7,225	11	7,206	11
Total commercial	36,269	50	36,051	49	36,034	51	35,332	51	34,675	51
Consumer:
Automobile	12,375	17	12,390	17	12,146	17	12,100	17	11,876	17
Home equity	9,850	13	9,907	14	9,987	14	10,099	14	9,985	15
Residential mortgage	10,459	14	10,006	14	9,357	13	9,026	13	8,616	13
RV and marine finance	3,152	4	2,846	4	2,549	3	2,438	3	2,371	3
Other consumer	1,265	2	1,206	2	1,090	2	1,122	2	1,064	1
Total consumer	37,101	50	36,355	51	35,129	49	34,785	49	33,912	49
Total loans and leases	$73,370	100%	$72,406	100%	$71,163	100%	$70,117	100%	$68,587	100%
Our loan portfolio is composed of a managed mix of consumer and commercial credits. At the corporate level, we manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC of the Board and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
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

Table 11 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
Commercial loans and leases:
Real estate and rental and leasing	7,187	10%	$7,314	10%	$7,509	11%	$7,378	11%	$7,461	11%
Retail trade (1)	4,987	7	4,886	7	5,034	7	4,886	7	4,643	7
Manufacturing	4,817	7	4,867	7	4,780	7	4,791	7	4,874	7
Finance and insurance	3,345	5	3,188	4	3,216	5	3,044	4	2,900	4
Wholesale trade	2,609	4	2,575	4	2,472	3	2,291	3	2,070	3
Health care and social assistance	2,582	4	2,589	4	2,649	4	2,664	4	2,727	4
Accommodation and food services	1,636	2	1,657	2	1,675	2	1,617	2	1,653	2
Other services	1,312	2	1,266	2	1,263	2	1,296	2	1,265	2
Professional, scientific, and technical services	1,269	2	1,303	2	1,293	2	1,257	2	1,230	2
Transportation and warehousing	1,176	2	1,209	2	1,171	2	1,243	2	1,255	2
Mining, quarrying, and oil and gas extraction	1,045	1	899	1	780	1	694	1	619	1
Construction	986	1	1,010	1	1,030	1	976	1	913	1
Admin./Support/Waste Mgmt. and Remediation Services	664	1	611	1	551	1	561	1	484	1
Arts, entertainment, and recreation	585	1	503	1	525	1	593	1	530	1
Educational services	482	1	493	1	498	1	504	1	509	1
Utilities	459	—	417	—	410	—	389	1	431	1
Information	346	—	395	—	434	1	467	1	468	1
Unclassified/Other	266	—	336	—	244	—	163	—	122	—
Public administration	253	—	255	—	236	—	255	—	262	—
Agriculture, forestry, fishing and hunting	178	—	195	—	164	—	172	—	176	—
Management of companies and enterprises	85	—	83	—	100	—	91	—	83	—
Total commercial loans and leases by industry category	36,269	50	36,051	49	36,034	51	35,332	51	34,675	51
Automobile	12,375	17	12,390	17	12,146	17	12,100	17	11,876	17
Home Equity	9,850	13	9,907	14	9,987	14	10,099	14	9,985	15
Residential mortgage	10,459	14	10,006	14	9,357	13	9,026	13	8,616	13
RV and marine finance	3,152	4	2,846	4	2,549	3	2,438	3	2,371	3
Other consumer loans	1,265	2	1,206	2	1,090	2	1,122	2	1,064	1
Total loans and leases	73,370	100%	$72,406	100%	$71,163	100%	$70,117	100%	$68,587	100%

(1)
Amounts include $3.3 billion, $3.2 billion, $3.4 billion, $3.2 billion and $3.0 billion of auto dealer services loans at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

Credit Quality
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
We believe the most meaningful way to assess overall credit quality performance is through an analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: NPAs, NALs, TDRs, ACL, and NCOs. In addition, we utilize delinquency rates, risk distribution and migration patterns, product segmentation, and origination trends in the analysis of our credit quality performance.

Credit quality performance in the 2018 third quarter reflected continued overall positive results with low net charge-offs. Total NCOs were $29 million, or 0.16% annualized, of average total loans and leases. NCOs remained relatively flat with an increase of $1 million from the prior quarter. Commercial loans were in a net recovery position of $4 million for the third quarter. There was a 2% decline in NPAs from the prior quarter. NPAs to total loans and leases remains low at 0.55%. The ALLL to total loans and leases ratio increased two basis points to 1.04%. The ACL to total loans and leases ratio increased two basis points to 1.17%.

NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2017 Form 10-K.)
NPAs and NALs
Commercial loans (except for purchased credit impaired loans) are generally placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt.  Of the $230 million of commercial related NALs at September 30, 2018, $154 million, or 67%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are generally charged-off at 120-days past due.
When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans and leases (NALs):
Commercial and industrial	$211	$207	$190	$161	$170
Commercial real estate	19	25	30	29	18
Automobile	5	4	5	6	4
Home equity	67	68	75	68	71
Residential mortgage	67	73	82	84	75
RV and marine finance	1	1	1	1	—
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	370	378	383	349	338
Other real estate, net:
Residential	22	23	23	24	26
Commercial	5	5	7	9	16
Total other real estate, net	27	28	30	33	42
Other NPAs (1)	6	6	7	7	7
Total nonperforming assets	$403	$412	$420	$389	$387

Nonaccrual loans and leases as a % of total loans and leases	0.50%	0.52%	0.54%	0.50%	0.49%
NPA ratio (2)	0.55	0.57	0.59	0.55	0.56

(1)	Other nonperforming assets represent an investment security backed by a municipal bond for all periods presented.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

2018 Third Quarter versus 2017 Fourth Quarter.
Total NPAs increased by $14 million, or 4%, compared with December 31, 2017, primarily related to an increase in the C&I portfolio, partially offset by decreases in nonperforming loans in the CRE and Residential mortgage portfolios. The C&I increase was centered in a small number of credits from diverse industries.
TDR Loans
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2017 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been consistently over 82%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of September 30, 2018, over 80% of the $476 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 13) are current on their required payments, with over 62% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
TDRs—accruing:
Commercial and industrial	$308	$314	$316	$300	$268
Commercial real estate	60	65	76	78	80
Automobile	34	32	32	30	29
Home equity	257	258	261	265	265
Residential mortgage	219	221	224	224	235
RV and marine finance	2	1	1	1	1
Other consumer	10	9	6	8	7
Total TDRs—accruing	890	900	916	906	885
TDRs—nonaccruing:
Commercial and industrial	100	87	83	82	96
Commercial real estate	8	14	16	15	4
Automobile	3	3	3	4	4
Home equity	28	28	31	28	31
Residential mortgage	46	46	52	55	50
RV and marine finance	1	1	—	—	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	186	179	185	184	185
Total TDRs	$1,076	$1,079	$1,101	$1,090	$1,070
Overall TDRs decreased slightly in the quarter. The commercial accruing TDR levels have also decreased slightly as compared to last quarter. Huntington continues to proactively work with our commercial borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing component of TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
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
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 14 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
ALLL
Commercial
Commercial and industrial	$419	40%	$413	40%	$402	40%	$377	40%	$374	40%
Commercial real estate	124	10	118	9	113	11	105	11	100	11
Total commercial	543	50	531	49	515	51	482	51	474	51
Consumer
Automobile	52	17	52	17	52	17	53	17	50	17
Home equity	54	13	55	14	57	14	60	14	58	15
Residential mortgage	24	14	24	14	24	13	21	13	29	13
RV and marine finance	18	4	17	4	16	3	15	3	13	3
Other consumer	70	2	62	2	57	2	60	2	51	1
Total consumer	218	50	210	51	206	49	209	49	201	49
Total ALLL	761	100%	741	100%	721	100%	691	100%	675	100%
AULC	97		93		85		87		79
Total ACL	$858		$834		$806		$778		$754
Total ALLL as a % of
Total loans and leases		1.04%		1.02%		1.01%		0.99%		0.98%
Nonaccrual loans and leases		206		197		188		198		200
NPAs		189		180		172		178		175
Total ACL as % of
Total loans and leases		1.17%		1.15%		1.13%		1.11%		1.10%

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2018 Third Quarter versus 2017 Fourth Quarter
At September 30, 2018, the ALLL was $761 million, compared to $691 million at December 31, 2017. The $70 million, or 10%, increase in the ALLL primarily relates to growth in reserve levels associated with new loan originations and the continued migration of the acquired loan portfolio into the originated portfolio. The ALLL to total loans ratio was 1.04% at September 30, 2018 and 0.99% at December 31, 2017. The ACL to total loans ratio was 1.17% at September 30, 2018 and 1.11% at December 31, 2017. We believe these ratios are appropriate given the overall moderate-to-low risk profile of our loan portfolio and its coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and have proactive action plans for these loans.

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
Commercial loans are either charged-off or written down to net realizable value by 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans, RV and marine finance, and other consumer loans are generally fully charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process.
.

Table 15 - Quarterly Net Charge-off Analysis
	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in millions)	2018	2018	2017
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$(1)	$3	$13
Commercial real estate:
Construction	—	—	(1)
Commercial	(3)	(1)	(3)
Commercial real estate	(3)	(1)	(4)
Total commercial	(4)	2	9
Consumer:
Automobile	8	7	9
Home equity	1	—	1
Residential mortgage	2	1	2
RV and marine finance	2	2	4
Other consumer	20	16	18
Total consumer	33	26	34
Total net charge-offs	$29	$28	$43

	Three Months Ended
	September 30,	June 30,	September 30,
	2018	2018	2017
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	(0.01)%	0.04%	0.19%
Commercial real estate:
Construction	(0.01)	(0.22)	(0.30)
Commercial	(0.18)	(0.06)	(0.21)
Commercial real estate	(0.15)	(0.08)	(0.22)
Total commercial	(0.04)	0.02	0.11
Consumer:
Automobile	0.26	0.22	0.33
Home equity	0.06	0.01	0.06
Residential mortgage	0.07	0.04	0.10
RV and marine finance	0.25	0.34	0.59
Other consumer	6.32	5.60	6.51
Total consumer	0.36	0.30	0.40
Net charge-offs as a % of average loans	0.16%	0.16%	0.25%

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
2018 Third Quarter versus 2018 Second Quarter
NCOs were an annualized 0.16% of average loans and leases in the current quarter, remaining flat from 0.16% in the 2018 second quarter, and below our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were a net recovery of (0.04)% in the current quarter compared to 0.02% in 2018 second quarter based on an increased level of recovery activity during the quarter. Consumer charge-offs were higher for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the low level of NCOs we have experienced on an overall portfolio basis, we would expect to see some continued volatility on a quarter-to-quarter basis, largely driven by the performance of the commercial portfolios.

The table below reflects NCO detail for the nine-month periods ended September 30, 2018 and 2017:

Table 16 - Year to Date Net Charge-off Analysis
	Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017
Net charge-offs (recoveries) by loan and lease type: (1)
Commercial:
Commercial and industrial	$19	$34
Commercial real estate:
Construction	(1)	(4)
Commercial	(17)	(6)
Commercial real estate	(18)	(10)
Total commercial	1	24
Consumer:
Automobile	25	30
Home equity	4	4
Residential mortgage	4	6
RV and marine finance	7	8
Other consumer	54	46
Total consumer	94	94
Total net charge-offs	$95	$118

	Nine Months Ended September 30,
	2018	2017
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.09%	0.16%
Commercial real estate:
Construction	(0.14)	(0.44)
Commercial	(0.34)	(0.13)
Commercial real estate	(0.31)	(0.18)
Total commercial	0.01	0.09
Consumer:
Automobile	0.27	0.36
Home equity	0.06	0.06
Residential mortgage	0.05	0.09
RV and marine finance	0.33	0.49
Other consumer	6.12	6.13
Total consumer	0.35	0.39
Net charge-offs as a % of average loans	0.18%	0.23%
(1) Amounts presented above exclude write-downs of loans transferred to loans held for sale.

2018 First Nine Months versus 2017 First Nine Months
NCOs were $95 million, a decline of $23 million when compared with the same period in the prior year. Given the low level of commercial NCOs, we expect some continued volatility on a period-to-period comparison basis.

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
Interest Rate Risk

Table 17 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-4.0%	-2.0%	-4.0%
September 30, 2018	-2.6%	3.2%	6.1%
December 31, 2017	-2.6%	2.5%	4.8%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. The down 100 basis point scenario, included in Table 17, was added as rates have risen sufficiently, such that yields will not reach zero percent, producing meaningful interest rate risk metrics. This replaces the down 25 basis point scenario reported in prior quarters.
Our NII at Risk is within our board of director's policy limits for the -100, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both September 30, 2018, and December 31, 2017.

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-6.0%	-6.0%	-12.0%
September 30, 2018	-3.2%	1.6%	2.0%
December 31, 2017	-5.4%	1.9%	1.9%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates. The down 100 basis point scenario, included in Table 18, was added as rates have risen sufficiently, such that yields will not reach zero percent, producing meaningful interest rate risk metrics. This replaces the down 25 basis point scenario reported in prior quarters.
We are within our board of director's policy limits for the -100, +100 and +200 basis point scenarios. The EVE depicts a moderate asset sensitive balance sheet profile.
MSRs
(This section should be read in conjunction with Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At September 30, 2018, we had a total of $219 million of capitalized MSRs representing the right to service $21 billion in mortgage loans. Of this $219 million, $11 million was recorded using the fair value method and $208 million was recorded using the amortization method.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 95% of total deposits at September 30, 2018. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $17.2 billion as of September 30, 2018.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2018, these core deposits funded 74% of total assets (106% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $22 million at September 30, 2018 and December 31, 2017, respectively.
The following table reflects deposit composition detail for each of the last five quarters:

Table 19 - Deposit Composition

	September 30,		June 30,		March 31,		December 31,		September 30,
(dollar amounts in millions)	2018		2018		2018		2017		2017
By Type:
Demand deposits—noninterest-bearing	$19,863	24%	$20,353	26%	$20,807	26%	$21,546	28%	$22,225	28%
Demand deposits—interest-bearing	19,615	24	19,026	24	19,337	25	18,001	23	18,343	23
Money market deposits	21,411	26	20,990	26	20,849	26	20,690	27	20,553	26
Savings and other domestic deposits	11,604	14	10,987	14	11,291	14	11,270	15	11,441	15
Core certificates of deposit	5,358	7	4,402	6	3,157	4	1,934	3	2,009	3
Total core deposits:	77,851	95	75,758	96	75,441	95	73,441	96	74,571	95
Other domestic deposits of $250,000 or more	318	1	265	—	228	—	239	—	418	1
Brokered deposits and negotiable CDs	3,520	4	3,564	4	3,802	5	3,361	4	3,456	4
Total deposits	$81,689	100%	$79,587	100%	$79,471	100%	$77,041	100%	$78,445	100%
Total core deposits:
Commercial	$35,455	46%	$34,094	45%	$34,615	46%	$34,273	47%	$35,516	48%
Consumer	42,396	54	41,664	55	40,826	54	39,168	53	39,055	52
Total core deposits	$77,851	100%	$75,758	100%	$75,441	100%	$73,441	100%	$74,571	100%
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans pledged to the Federal Reserve Discount Window and the FHLB are $44.1 billion and $31.7 billion at September 30, 2018 and December 31, 2017, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At September 30, 2018, total wholesale funding was $14.6 billion, a decrease from $17.9 billion at December 31, 2017. The decrease from year-end primarily relates to a decrease in short-term borrowings.
Liquidity Coverage Ratio
At September 30, 2018, the Bank is in compliance with the LCR requirements and management believes it has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At September 30, 2018 and December 31, 2017, the parent company had $2.6 billion and $1.6 billion, respectively, in cash and cash equivalents.
During the 2018 first quarter, Huntington elected to effect the conversion of all of its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock into common stock, and issued $500 million of Series E Preferred Stock. See Note 10 of Notes to the Unaudited Condensed Consolidated Financial Statements for further information.
On October 17, 2018, the board of directors declared a quarterly common stock cash dividend of $0.14 per common share. The dividend is payable on January 2, 2019, to shareholders of record on December 18, 2018. Based on the current quarterly dividend of $0.14 per common share, cash demands required for common stock dividends are estimated to be approximately $149 million per quarter. On October 17, 2018, the board of directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on January 15, 2019 to shareholders of record on January 1, 2019. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million and $7 million per quarter, respectively.
During the first nine months of 2018, the Bank paid a preferred dividend of $34 million and common stock dividend of $1.4 billion to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
Operational Risk
Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. We actively monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses.
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 20 - Regulatory Capital Data
		Basel III
(dollar amounts in millions)		September 30, 2018	June 30, 2018	September 30, 2017
Total risk-weighted assets	Consolidated	$83,580	$82,951	$78,631
	Bank	83,847	83,051	78,848
CET I risk-based capital	Consolidated	8,263	8,737	7,817
	Bank	8,601	9,016	8,491
Tier 1 risk-based capital	Consolidated	9,470	9,944	8,886
	Bank	9,480	9,896	9,362
Tier 2 risk-based capital	Consolidated	1,697	1,643	1,639
	Bank	1,895	1,833	1,706
Total risk-based capital	Consolidated	11,167	11,587	10,525
	Bank	11,375	11,729	11,068
Tier 1 leverage ratio	Consolidated	9.14%	9.65%	8.96%
	Bank	9.15	9.62	9.44
CET I risk-based capital ratio	Consolidated	9.89	10.53	9.94
	Bank	10.26	10.86	10.77
Tier 1 risk-based capital ratio	Consolidated	11.33	11.99	11.30
	Bank	11.31	11.92	11.87
Total risk-based capital ratio	Consolidated	13.36	13.97	13.39
	Bank	13.57	14.12	14.04
At September 30, 2018, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB.
CET1 risk-based capital ratio was 9.89% at September 30, 2018, down from 10.53% at June 30, 2018. The regulatory Tier 1 risk-based capital ratio was 11.33% compared to 11.99% at June 30, 2018.

Consistent with the 2018 CCAR capital plan, the Company repurchased $691 million of common stock during the 2018 third quarter at an average cost of $15.82 per share. Included in the quarter's share repurchase activity, the Company completed the previously announced $400 million ASR. As contemplated in our 2018 CCAR capital plan, the ASR effectively offset the impact of the $363 million Series A preferred equity conversion in the 2018 first quarter.
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
Shareholders’ equity totaled $10.9 billion at September 30, 2018, an increase of $0.1 billion when compared with December 31, 2017.
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
On July 17, 2018, the Board authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter. During the 2018 third quarter, Huntington repurchased a total of 43.7 million shares at a weighted average share price of $15.82, with 25.3 million shares repurchased under the accelerated share repurchase program discussed below, and the remaining 18.4 million shares through open-market repurchases.
On July 27, 2018, Huntington entered into an accelerated share repurchase agreement for the repurchase of approximately $400 million of its outstanding common shares. The accelerated share repurchase program enabled Huntington to purchase 20.9 million shares immediately. The accelerated share repurchase program ended in September 2018, resulting in approximately 4.4 million shares being delivered to Huntington.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
Share Repurchases
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our annual capital plan. Huntington repurchased 47 million shares during the first nine-months of 2018.
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
Net Income by Business Segment
Net income by business segment for the nine-month periods ending September 30, 2018 and September 30, 2017 is presented in the following table:

Table 21 - Net Income by Business Segment
	Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017
Consumer and Business Banking	$336	$246
Commercial Banking	399	330
Vehicle Finance	128	111
RBHPCG	79	55
Treasury / Other	117	12
Net income	$1,059	$754

Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity as well as the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate and a 35% tax rate for periods prior to January 1, 2018, although our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower effective tax rate and the statutory tax rate used at the time to allocate income taxes to the business segments.

Consumer and Business Banking

Table 22 - Key Performance Indicators for Consumer and Business Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$1,239	$1,151	$88	8%
Provision for credit losses	101	75	26	35
Noninterest income	553	544	9	2
Noninterest expense	1,266	1,242	24	2
Provision for income taxes	89	132	(43)	(33)
Net income	$336	$246	$90	37%
Number of employees (average full-time equivalent)	8,402	8,696	(294)	(3)%
Total average assets	$26,692	$25,496	$1,196	5
Total average loans/leases	21,712	20,612	1,100	5
Total average deposits	47,082	45,257	1,825	4
Net interest margin	3.62%	3.50%	0.12%	3
NCOs	$75	$75	$—	—
NCOs as a % of average loans and leases	0.46%	0.49%	(0.03)%	(6)
2018 First Nine Months versus 2017 First Nine Months
Consumer and Business Banking, including Home Lending, reported net income of $336 million in the first nine-month period of 2018, an increase of $90 million, or 37%, compared to the year-ago period. Segment net interest income increased $88 million, or 8%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $26 million, or 35%. Noninterest income increased $9 million, or 2%, due to an increase in card and payment processing income, as a result of higher card-related transaction volumes, along with increased service charge income on deposit accounts. Noninterest expense increased $24 million, or 2% due to increased personnel costs and allocated expenses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported a loss of $8 million in the first nine-month period of 2018, compared with net income of $6 million in the year-ago period. Noninterest expense increased $26 million, or 25%, as a result of higher allocated indirect costs and higher personnel and loan origination expense. This is the result of higher loan origination volume and increased headcount related to sales expansion initiatives. Total revenues remained largely unchanged due to an improvement in net interest income, offset by a reduction to noninterest income.

Commercial Banking

Table 23 - Key Performance Indicators for Commercial Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$688	$675	$13	2%
Provision for credit losses	38	15	23	153
Noninterest income	228	201	27	13
Noninterest expense	373	353	20	6
Provision for income taxes	106	178	(72)	(40)
Net income	$399	$330	$69	21%
Number of employees (average full-time equivalent)	1,250	1,233	17	1%
Total average assets	$32,936	$31,329	$1,607	5
Total average loans/leases	26,267	25,291	976	4
Total average deposits	22,062	20,830	1,232	6
Net interest margin	3.19%	3.34%	(0.15)%	(4)
NCOs (Recoveries)	$(12)	$3	$(15)	(500)
NCOs as a % of average loans and leases	(0.06)%	0.02%	(0.08)%	(400)

2018 First Nine Months versus 2017 First Nine Months
Commercial Banking reported net income of $399 million in the first nine-month period of 2018, an increase of $69 million, or 21%, compared to the year-ago period. Segment net interest income increased $13 million, or 2%, primarily due to growth of 4% in average loans and leases and a 6% growth in average deposits which was partially offset by a 15 basis point decrease in net interest margin driven by a decline in loan and lease spreads partially offset by an increase in deposit spreads. Provision for credit losses increased $23 million, or 153%, primarily due to growth in end-of-period loan and lease portfolio, partially offset by a reduction in net-charge-offs. Noninterest income increased $27 million, or 13%, largely driven by an increase in capital markets related revenues, and loan commitment and other fees (including syndications). Noninterest expense increased $20 million, or 6%, primarily due to personnel expense and allocated overhead, partially offset by a decrease in operating lease expense.

Vehicle Finance

Table 24 - Key Performance Indicators for Vehicle Finance
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$300	$318	$(18)	(6)%
Provision for credit losses	36	45	(9)	(20)
Noninterest income	8	11	(3)	(27)
Noninterest expense	110	113	(3)	(3)
Provision for income taxes	34	60	(26)	(43)
Net income	$128	$111	$17	15%
Number of employees (average full-time equivalent)	263	250	13	5%
Total average assets	$18,273	$16,779	$1,494	9
Total average loans/leases	18,248	16,747	1,501	9
Total average deposits	338	328	10	3
Net interest margin	2.20%	2.54%	(0.34)%	(13)
NCOs	$32	$38	$(6)	(16)
NCOs as a % of average loans and leases	0.23%	0.30%	(0.07)%	(23)
2018 First Nine Months versus 2017 First Nine Months
Vehicle Finance reported net income of $128 million in the first nine-month period of 2018, an increase of $17 million, or 15%, compared to the year-ago period, primarily reflecting the decrease in provision for credit losses. Segment net interest income decreased $18 million or 6%, due to a 34 basis point decrease in the net interest margin primarily reflecting the continued run off of the acquired loan portfolios and the related purchase accounting impact. This decrease was offset in part by a $1.5 billion, or 9%, increase in average loan balances. Average automobile loans and RV and marine finance loans increased reflecting the expansion of the RV and marine finance acquired business into 17 new states. Noninterest income decreased $3 million, or 27%, primarily due to a decrease in net servicing income on securitized automobile loans and lower recoveries of acquired loans that were charged-off prior to acquisition. Noninterest expense decreased $3 million, or 3%, primarily reflecting lower allocated costs attributed to improved operating efficiencies.

Regional Banking and The Huntington Private Client Group

Table 25 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Net interest income	$139	$126	$13	10%
Provision for credit losses	—	1	(1)	(100)
Noninterest income	145	141	4	3
Noninterest expense	184	182	2	1
Provision for income taxes	21	29	(8)	(28)
Net income	$79	$55	$24	44%
Number of employees (average full-time equivalent)	1,026	1,027	(1)	—%
Total average assets	$6,050	$5,476	$574	10
Total average loans/leases	5,394	4,782	612	13
Total average deposits	5,837	6,041	(204)	(3)
Net interest margin	3.25%	2.87%	0.38%	13
NCOs	$—	$2	$(2)	(100)
NCOs as a % of average loans and leases	0.01%	0.05%	(0.04)%	(80)
Total assets under management (in billions)—eop	$17.2	$18.0	$(0.8)	(4)
Total trust assets (in billions)—eop	114.3	106.3	8.0	8
eop - End of Period.
2018 First Nine Months versus 2017 First Nine Months
RBHPCG reported net income of $79 million in the first nine-month period of 2018, an increase of $24 million, or 44%, compared to the year-ago period. Segment net interest income increased $13 million, or 10%, due to a 38 basis point increase in net interest margin and a 13% increase in average loans and leases, primarily residential real estate mortgage loans. Noninterest income increased $4 million, or 3%, primarily reflecting increased trust and investment management revenue as a result of an increase in trust assets and strong market performance. Noninterest expense increased $2 million, or 1%, as a result of increased personnel costs related to the hiring of additional client advisors.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect our future results. Additional factors that could cause results to differ materially from those described above can be found in our 2017 Annual Report on Form 10-K, as well as our subsequent Securities and Exchange Commission ("SEC") filings, which are on file with the SEC and available in the “Investor Relations” section of our website, http://www.huntington.com, under the heading “Publications and Filings.”
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(dollar amounts in millions)	2018	2017
Assets
Cash and due from banks	$1,299	$1,520
Interest-bearing deposits in banks	43	47
Trading account securities	83	86
Available-for-sale securities	13,727	14,869
Held-to-maturity securities	8,465	9,091
Other securities	565	600
Loans held for sale (includes $727 and $413 respectively, measured at fair value)(1)	792	488
Loans and leases (includes $81 and $93 respectively, measured at fair value)(1)	73,370	70,117
Allowance for loan and lease losses	(761)	(691)
Net loans and leases	72,609	69,426
Bank owned life insurance	2,494	2,466
Premises and equipment	827	864
Goodwill	1,993	1,993
Other intangible assets	306	346
Servicing rights	251	238
Accrued income and other assets	2,198	2,151
Total assets	$105,652	$104,185
Liabilities and shareholders’ equity
Liabilities
Deposits	$81,689	$77,041
Short-term borrowings	1,348	5,056
Long-term debt	9,385	9,206
Accrued expenses and other liabilities	2,296	2,068
Total liabilities	94,718	93,371
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock	1,203	1,071
Common stock	11	11
Capital surplus	9,358	9,707
Less treasury shares, at cost	(44)	(35)
Accumulated other comprehensive loss	(790)	(528)
Retained earnings	1,196	588
Total shareholders’ equity	10,934	10,814
Total liabilities and shareholders’ equity	$105,652	$104,185
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	1,065,251,488	1,075,294,946
Common shares outstanding	1,061,529,259	1,072,026,681
Treasury shares outstanding	3,722,229	3,268,265
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares issued	2,707,571	2,702,571
Preferred shares outstanding	740,500	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 14.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Interest and fee income:
Loans and leases	$848	$724	$2,414	$2,100
Available-for-sale securities
Taxable	68	69	209	215
Tax-exempt	24	19	71	56
Held-to-maturity securities—taxable	52	49	159	138
Other securities—taxable	6	5	19	14
Other	9	7	21	16
Total interest income	1,007	873	2,893	2,539
Interest expense:
Deposits	112	50	259	126
Short-term borrowings	9	6	42	17
Subordinated notes and other long-term debt	84	59	236	163
Total interest expense	205	115	537	306
Net interest income	802	758	2,356	2,233
Provision for credit losses	53	43	175	136
Net interest income after provision for credit losses	749	715	2,181	2,097
Service charges on deposit accounts	93	91	270	262
Cards and payment processing income	57	54	166	153
Trust and investment management services	43	39	129	115
Mortgage banking income	31	34	85	98
Insurance income	19	18	61	60
Capital markets fees	22	22	62	53
Bank owned life insurance income	19	16	51	49
Gain on sale of loans and leases	16	14	39	39
Net (losses) gains on sales of securities	(2)	—	(2)	4
Impairment losses on available-for-sale securities	—	—	—	(4)
Other noninterest income	44	42	131	138
Total noninterest income	342	330	992	967
Personnel costs	388	377	1,160	1,151
Outside data processing and other services	69	80	211	242
Net occupancy	38	55	114	176
Equipment	38	45	116	135
Deposit and other insurance expense	18	19	54	59
Professional services	17	15	43	51
Marketing	12	17	38	50
Amortization of intangibles	13	14	40	42
Other noninterest expense	58	58	160	176
Total noninterest expense	651	680	1,936	2,082
Income before income taxes	440	365	1,237	982
Provision for income taxes	62	90	178	228
Net income	378	275	1,059	754
Dividends on preferred shares	18	19	51	57
Net income applicable to common shares	$360	$256	$1,008	$697

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, share amounts in thousands)	2018	2017	2018	2017
Average common shares—basic	1,084,536	1,086,038	1,090,570	1,087,115
Average common shares—diluted	1,103,740	1,106,491	1,116,978	1,107,878
Per common share:
Net income—basic	$0.33	$0.24	$0.92	$0.64
Net income—diluted	0.33	0.23	0.90	0.63
Cash dividends declared	0.14	0.08	0.36	0.24
OTTI losses for the periods presented:
Total OTTI losses	$—	$—	$—	$(4)
Noncredit-related portion of loss recognized in OCI	—	—	—	—
Impairment losses recognized in earnings on available-for-sale securities	$—	$—	$—	$(4)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Net income	$378	$275	$1,059	$754
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	—	—	—	2
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	(62)	(22)	(264)	25
Total unrealized gains (losses) on available-for-sale securities	(62)	(22)	(264)	27
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	—	2	—	2
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	1	3	2
Other comprehensive income (loss), net of tax	(61)	(19)	(261)	31
Comprehensive income	$317	$256	$798	$785
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Amount	Shares	Amount		Shares	Amount			Total
Nine Months Ended September 30, 2018
Balance, beginning of period	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								1,059	1,059
Other comprehensive income (loss)							(261)		(261)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchases of common stock		(46,677)	—	(739)					(739)
Cash dividends declared:
Common ($0.36 per share)								(393)	(393)
Preferred Series B ($36.51 per share)								(2)	(2)
Preferred Series C ($44.07 per share)								(4)	(4)
Preferred Series D ($46.88 per share)								(28)	(28)
Preferred Series E ($3,467.50 per share)								(17)	(17)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				59					59
Other share-based compensation activity		6,303	—	(32)				(8)	(40)
Other				—	(454)	(9)			(9)
Balance, end of period	$1,203	1,065,251	$11	$9,358	(3,722)	$(44)	$(790)	$1,196	$10,934

Nine Months Ended September 30, 2017
Balance, beginning of period	$1,071	1,088,641	$11	$9,881	(2,953)	$(27)	$(401)	$(227)	$10,308
Net income								754	754
Other comprehensive income (loss)							31		31
Repurchase of common stock		(9,645)	—	(123)					(123)
Cash dividends declared:
Common ($0.24 per share)								(261)	(261)
Preferred Series A ($63.75 per share)								(23)	(23)
Preferred Series B ($28.96 per share)								(1)	(1)
Preferred Series C ($44.07 per share)								(5)	(5)
Preferred Series D ($46.88 per share)								(28)	(28)
Recognition of the fair value of share-based compensation				73					73
Other share-based compensation activity		5,361	—	(12)				(8)	(20)
Other		10	—	2	(468)	(8)		—	(6)
Balance, end of period	$1,071	1,084,367	$11	$9,821	(3,421)	$(35)	$(370)	$201	$10,699

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017
Operating activities
Net income	$1,059	$754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	175	136
Depreciation and amortization	350	307
Share-based compensation expense	59	73
Deferred income tax expense	125	36
Net losses (gains) on sales of securities	2	(4)
Impairment losses recognized in earnings on available-for-sale securities	—	4
Net change in:
Trading account securities	3	45
Loans held for sale	(384)	(164)
Accrued income and other assets	(325)	(137)
Accrued expense and other liabilities	215	42
Other, net	(135)	14
Net cash provided by (used in) operating activities	1,144	1,106
Investing activities
Change in interest bearing deposits in banks	62	21
Proceeds from:
Maturities and calls of available-for-sale securities	1,539	1,081
Maturities of held-to-maturity securities	573	793
Sales of available-for-sale securities	381	1,247
Maturities, calls, and sales of other securities	40	8
Purchases of available-for-sale securities	(1,044)	(3,169)
Purchases of held-to-maturity securities	(71)	(690)
Purchases of other securities	(5)	(40)
Net proceeds from sales of portfolio loans	461	427
Net loan and lease activity, excluding sales and purchases	(3,583)	(2,159)
Purchases of premises and equipment	(62)	(145)
Purchases of loans and leases	(318)	(113)
Other, net	50	37
Net cash provided by (used in) investing activities	(1,977)	(2,702)
Financing activities
Increase in deposits	4,648	2,837
Decrease in short-term borrowings	(3,613)	(1,865)
Net proceeds from issuance of long-term debt	2,121	1,773
Maturity/redemption of long-term debt	(1,915)	(883)
Dividends paid on preferred stock	(51)	(57)
Dividends paid on common stock	(362)	(262)
Repurchases of common stock	(739)	(123)
Net proceeds from issuance of preferred stock	495	—
Net proceeds from issuance of secured financing	50	—
Payments related to tax-withholding for share based compensation awards	(27)	(24)
Other, net	5	9
Net cash provided by (used for) financing activities	612	1,405
Increase (decrease) in cash a cash equivalents	(221)	(191)
Cash and cash equivalents at beginning of period	1,520	1,385
Cash and cash equivalents at end of period	$1,299	$1,194

	Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017
Supplemental disclosures:
Interest paid	$527	$307
Income taxes (refunded) paid	(112)	71
Non-cash activities
Loans transferred to held-for-sale from portfolio	470	446
Loans transferred to portfolio from held-for-sale	49	5
Transfer of loans to OREO	15	24
Transfer of securities from held-to-maturity to available-for-sale	2,833	—
Transfer of securities from available-for-sale to held-to-maturity	2,707	993
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
ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). Issued May 2014
- Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.

- Requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

- Also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

- Guidance sets forth a five step approach for revenue recognition.

- Huntington adopted the new guidance on January 1, 2018 using the modified retrospective approach.

- The update did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

- See Note 12 for further detail impact on adoption.

ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. Issued January 2016
- Makes targeted improvements related to certain aspects of recognition, measurement, presentation and disclosures for financial instruments including requiring an entity to:
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

- Amendments were applied as a cumulative-effect adjustment to the balance sheet as of January 1, 2018.

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

- Other components of the net benefit cost should be presented or disclosed separately from the service cost component in the income statement.
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

ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). Issued Feb 2018
- Allows an entity to elect a reclassification from AOCI to retained earnings for stranded tax effects resulting from the TCJA.

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
ASU 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Issued August 2018
- Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as well as with hosting arrangements that include an internal-use software license.

- Requires the entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement.

- Requires the entity to present the expense related to implementation costs in the same statement of income line and statement of cash flows line where the fees for the service contract is recognized for respective statements.

- Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted.

- Huntington early adopted the guidance effective 3Q 2018. The update did not have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements as the guidance was consistent with Huntington's existing accounting treatment for such arrangements.

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

-  Management intends to adopt the guidance on January 1, 2019, and has a working group comprised of associates from different disciplines, including Procurement, Real Estate, and Credit Administration, to evaluate the impact of the standard where Huntington is a lessee or lessor, as well as any impact to borrower’s financial statements.

- Management is currently assessing the impact of the new guidance on Huntington's Unaudited Condensed Consolidated Financial Statements, including working with associates engaged in the procurement of goods and services used in the entity’s operations, and reviewing contractual arrangements for embedded leases in an effort to identify Huntington’s full lease population.

- Management expects to elect certain practical expedients offered by the FASB, including adopting the standard as of the effective date, and foregoing the restatement of comparative periods. Management also expects to exclude short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, Huntington will elect the transition relief allowed by FASB in foregoing the reassessment of the following: whether any existing contracts are or contain leases, the classification of existing leases, and the determination of initial direct costs for existing leases.

- Huntington expects to recognize right-of-use assets and lease liabilities of less than 1% of total assets, representing substantially all of its operating lease commitments. This estimate is based, primarily, on the present value of unpaid future minimum lease payments. Additionally, that amount may be impacted by assumptions around renewals and/or extensions, actual renewals and extensions before the effective date, the identification of embedded and other leases, and the interest rate used to discount those future lease obligations.

ASU 2016-13 - Financial Instruments - Credit Losses. Issued June 2016
- Eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost.

- Requires those financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses).

- Measurement of expected credit losses should be based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.

- Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018.

- Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

- Management intends to adopt the guidance on January 1, 2020 and has a working group comprised of teams from different disciplines including credit, finance, and risk management to evaluate the requirements of the new standard and the impact it will have on our processes.

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

ASU 2018-13 - Fair Value Measurement (Topic 820). Issued August 2018
- Modifies the disclosure requirements on fair value measurements.

 - Removes disclosures for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements.

 - Clarifies that the information about uncertainty in measurement in uncertainty disclosure should be as of the reporting date.

 - Adds disclosures related to (a) changes in unrealized gains/losses in OCI for Level 3 fair value measurements for assets held at the end of the reporting period, and (b) the process of calculating weighted average for significant unobservable inputs used to develop Level 3 fair value measurements.

- Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted.

- The amendment is not expected to have a significant impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans. Issued August 2018
- Modifies the disclosure requirements for defined benefit pension plans.

 - Removes disclosures pertaining to (a) the amounts of AOCI expected to be recognized as pension costs over the next fiscal year, (b) the amount and timing of plan assets expected to be returned to the employer, and (c) the effect of one-percentage-point change in the assumed health care trends on (i) service and interest cost and (ii) postretirement health care benefit obligation.

 - Adds a new disclosure requiring an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

- Effective retrospectively for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted.

- The amendment is not expected to have significant impact on the Huntington's Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance that is netted against the loans pertaining to unamortized premiums, discounts, fees, and costs are $408 million and $334 million at September 30, 2018 and December 31, 2017, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2018 and December 31, 2017.

(dollar amounts in millions)	September 30, 2018	December 31, 2017
Loans and leases:
Commercial and industrial	$29,196	$28,107
Commercial real estate	7,073	7,225
Automobile	12,375	12,100
Home equity	9,850	10,099
Residential mortgage	10,459	9,026
RV and marine finance	3,152	2,438
Other consumer	1,265	1,122
Loans and leases	$73,370	$70,117
Allowance for loan and lease losses	(761)	(691)
Net loans and leases	$72,609	$69,426
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
The following table presents NALs by loan class at September 30, 2018 and December 31, 2017.

(dollar amounts in millions)	September 30, 2018	December 31, 2017
Commercial and industrial	$211	$161
Commercial real estate	19	29
Automobile	5	6
Home equity	67	68
Residential mortgage	67	84
RV and marine finance	1	1
Other consumer	—	—
Total nonaccrual loans	$370	$349

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$48	$17	$58	$123	$29,073	$—	$29,196	$9	(2)
Commercial real estate	6	1	7	14	7,059	—	7,073	—
Automobile	77	16	8	101	12,274	—	12,375	7
Home equity	46	17	60	123	9,725	2	9,850	15
Residential mortgage	116	42	151	309	10,071	79	10,459	117	(3)
RV and marine finance	9	2	2	13	3,139	—	3,152	1
Other consumer	13	6	5	24	1,241	—	1,265	5
Total loans and leases	$315	$101	$291	$707	$72,582	$81	$73,370	$154

	December 31, 2017
	Past Due (1)					Purchased Credit Impaired	Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	35	14	65	114	27,954	39	—	28,107	9	(2)
Commercial real estate	10	1	11	22	7,201	2	—	7,225	3
Automobile	89	18	10	117	11,982	—	1	12,100	7
Home equity	49	19	60	128	9,969	—	2	10,099	18
Residential mortgage	129	48	118	295	8,642	—	89	9,026	72	(3)
RV and marine finance	11	3	2	16	2,421	—	1	2,438	1
Other consumer	12	5	5	22	1,100	—	—	1,122	5
Total loans and leases	$335	$108	$271	$714	$69,269	$41	$93	$70,117	$115

(1)	NALs are included in this aging analysis based on the loan's past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

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
The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2018 and 2017.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2018:
ALLL balance, beginning of period	$531	$210	$741
Loan charge-offs	(11)	(47)	(58)
Recoveries of loans previously charged-off	15	14	29
Provision for loan and lease losses	8	41	49
ALLL balance, end of period	$543	$218	$761
AULC balance, beginning of period	$90	$3	$93
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	5	(1)	4
AULC balance, end of period	$95	$2	$97
ACL balance, end of period	$638	$220	$858
Nine-month period ended September 30, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(46)	(138)	(184)
Recoveries of loans previously charged-off	45	44	89
Provision for loan and lease losses	62	103	165
ALLL balance, end of period	$543	$218	$761
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	11	(1)	10
AULC balance, end of period	$95	$2	$97
ACL balance, end of period	$638	$220	$858

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2017:
ALLL balance, beginning of period	$475	$193	$668
Loan charge-offs	(19)	(46)	(65)
Recoveries of loans previously charged-off	10	12	22
Provision for loan and lease losses	8	42	50
ALLL balance, end of period	$474	$201	$675
AULC balance, beginning of period	$82	$3	$85
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(6)	—	(6)
AULC balance, end of period	$76	$3	$79
ACL balance, end of period	$550	$204	$754
Nine-month period ended September 30, 2017:
ALLL balance, beginning of period	$451	$187	$638
Loan charge-offs	(58)	(134)	(192)
Recoveries of loans previously charged-off	34	40	74
Provision for loan and lease losses	47	108	155
ALLL balance, end of period	$474	$201	$675
AULC balance, beginning of period	$87	$11	$98
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(11)	(8)	(19)
AULC balance, end of period	$76	$3	$79
ACL balance, end of period	$550	$204	$754

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
The following table presents each loan and lease class by credit quality indicator at September 30, 2018 and December 31, 2017.

	September 30, 2018
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$27,407	$678	$1,104	$7	$29,196
Commercial real estate	6,766	189	117	1	7,073

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,233	$4,503	$1,350	$289	$12,375
Home equity	6,173	2,963	650	62	9,848
Residential mortgage	6,841	2,783	622	134	10,380
RV and marine finance	2,007	966	101	78	3,152
Other consumer	471	612	124	58	1,265

	December 31, 2017
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,268	$694	$1,116	$29	$28,107
Commercial real estate	6,909	200	115	1	7,225

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,102	$4,312	$1,390	$295	$12,099
Home equity	6,352	3,024	617	104	10,097
Residential mortgage	5,697	2,581	605	54	8,937
RV and marine finance	1,433	863	96	45	2,437
Other consumer	428	540	143	11	1,122

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.

Impaired Loans
See Note 1 “Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2018 and December 31, 2017.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at September 30, 2018
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$46	$10	$56
Attributable to loans collectively evaluated for impairment	497	208	705
Total ALLL balance	$543	$218	$761
Loan and Lease Ending Balances at September 30, 2018 (1)
Portion of loan and lease ending balance:
Individually evaluated for impairment	$623	$598	$1,221
Collectively evaluated for impairment	35,646	36,422	72,068
Total loans and leases evaluated for impairment	$36,269	$37,020	$73,289

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2017
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$32	$9	$41
Attributable to loans collectively evaluated for impairment	450	200	650
Total ALLL balance:	$482	$209	$691
Loan and Lease Ending Balances at December 31, 2017 (1)
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$41	$—	$41
Individually evaluated for impairment	607	616	1,223
Collectively evaluated for impairment	34,684	34,076	68,760
Total loans and leases evaluated for impairment	$35,332	$34,692	$70,024

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases: (1)

	September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$252	$289	$—	$264	$5	$264	$16
Commercial real estate	33	44	—	36	2	49	6
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	291	318	43	284	3	285	9
Commercial real estate	47	52	3	49	1	48	2
Automobile	39	43	2	38	1	37	2
Home equity	325	370	6	326	3	330	11
Residential mortgage	286	322	4	290	3	299	8
RV and marine finance	3	3	—	2	—	2	—
Other consumer	8	8	3	9	—	8	—

Total
Commercial and industrial (3)	543	607	43	548	8	549	25
Commercial real estate (4)	80	96	3	85	3	97	8
Automobile (2)	39	43	2	38	1	37	2
Home equity (5)	325	370	6	326	3	330	11
Residential mortgage (5)	286	322	4	290	3	299	8
RV and marine finance (2)	3	3	—	2	—	2	—
Other consumer (2)	8	8	3	9	—	8	—

	December 31, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$284	$311	$—	$295	$5	$228	$7
Commercial real estate	56	81	—	71	2	80	6
Automobile	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
RV and marine finance	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	257	280	29	223	2	334	13
Commercial real estate	51	51	3	41	—	54	1
Automobile	36	40	2	33	—	32	2
Home equity	334	385	14	331	4	327	12
Residential mortgage	308	338	4	320	3	329	9
RV and marine finance	2	3	—	1	—	1	—
Other consumer	8	8	2	7	—	7	—

Total
Commercial and industrial (3)	541	591	29	518	7	562	20
Commercial real estate (4)	107	132	3	112	2	134	7
Automobile (2)	36	40	2	33	—	32	2
Home equity (5)	334	385	14	331	4	327	12
Residential mortgage (5)	308	338	4	320	3	329	9
RV and marine finance (2)	2	3	—	1	—	1	—
Other consumer (2)	8	8	2	7	—	7	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At September 30, 2018 and December 31, 2017, C&I loans of $408 million and $382 million, respectively, were considered impaired due to their status as a TDR.

(4)	At September 30, 2018 and December 31, 2017, CRE loans of $68 million and $93 million, respectively, were considered impaired due to their status as a TDR.

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

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2018 and 2017.

	New Troubled Debt Restructurings (1)
	Three Months Ended September 30, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)					Financial effects of modification (3)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	131	$—	$35	$—	$—	$35	$—
Commercial real estate	9	—	5	—	—	5	—
Automobile	848	—	4	3	—	7	—
Home equity	159	—	8	3	—	11	(1)
Residential mortgage	76	—	8	1	—	9	—
RV and marine finance	40	—	—	—	—	—	—
Other consumer	386	2	—	—	—	2	—
Total new TDRs	1,649	$2	$60	$7	$—	$69	$(1)

	Three Months Ended September 30, 2017
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)					Financial effects of modification (3)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	277	$1	$138	$—	$—	$139	$(1)
Commercial real estate	28	—	18	—	—	18	—
Automobile	797	—	4	3	—	7	—
Home equity	247	—	12	3	—	15	—
Residential mortgage	123	—	11	2	—	13	—
RV and marine finance	32	—	—	1	—	1	—
Other consumer	699	—	2	—	—	2	—
Total new TDRs	2,203	$1	$185	$9	$—	$195	$(1)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(3)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

	New Troubled Debt Restructurings (1)
	Nine Months Ended September 30, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)					Financial effects of modification (3)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	641	$—	$302	$—	$—	$302	$(7)
Commercial real estate	95	—	79	—	—	79	(1)
Automobile	2,088	—	11	6	—	17	—
Home equity	472	—	21	8	—	29	(2)
Residential mortgage	278	—	29	2	—	31	(1)
RV and marine finance	99	—	—	1	—	1	—
Other consumer	1,320	6	—	—	—	6	—
Total new TDRs	4,993	$6	$442	$17	$—	$465	$(11)

	Nine Months Ended September 30, 2017
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)					Financial effects of modification (3)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	747	$1	$419	$—	$—	$420	$(9)
Commercial real estate	71	—	74	—	—	74	(1)
Automobile	2,065	—	11	6	—	17	1
Home equity	739	1	26	9	4	40	(1)
Residential mortgage	375	—	31	6	3	40	(1)
RV and marine finance	105	—	1	1	—	2	—
Other consumer	707	—	4	—	—	4	—
Total new TDRs	4,809	$2	$566	$22	$7	$597	$(11)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(3)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB of Cincinnati. As of September 30, 2018 and December 31, 2017, these borrowings and advances are secured by $44.1 billion and $31.7 billion of loans and securities, respectively.

4. AVAILABLE-FOR-SALE SECURITIES
Contractual maturities of available-for-sale securities at September 30, 2018 and December 31, 2017 were:

	September 30, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, Federal agency, and other agency securities:
U.S. Treasury:
1 year or less	$5	$5	$5	$5
Total U.S. Treasury	5	5	5	5
Federal agencies:
Residential CMO:
After 1 year through 5 years	—	—	1	1
After 5 years through 10 years	41	40	90	89
After 10 years	7,266	6,900	6,570	6,394
Total Residential CMO	7,307	6,940	6,661	6,484
Residential MBS:
After 1 year through 5 years	3	3	6	6
After 5 years through 10 years	30	29	7	8
After 10 years	613	588	1,358	1,353
Total Residential MBS	646	620	1,371	1,367
Commercial MBS:
After 1 year through 5 years	68	65	23	22
After 5 years through 10 years	8	8	151	148
After 10 years	1,707	1,630	2,365	2,317
Total Commercial MBS	1,783	1,703	2,539	2,487
Other agencies:
1 year or less	1	1	2	2
After 1 year through 5 years	10	10	9	9
After 5 years through 10 years	151	146	58	59
Total other agencies	162	157	69	70
Total U.S. Treasury, Federal agency, and other agency securities	9,903	9,425	10,645	10,413
Municipal securities:
1 year or less	211	208	103	103
After 1 year through 5 years	1,156	1,143	1,140	1,134
After 5 years through 10 years	1,714	1,686	1,709	1,704
After 10 years	833	811	940	937
Total municipal securities	3,914	3,848	3,892	3,878
Asset-backed securities:
After 1 year through 5 years	40	39	80	80
After 5 years through 10 years	41	41	53	54
After 10 years	291	283	349	333
Total asset-backed securities	372	363	482	467
Corporate debt:
1 year or less	1	1	—	—
After 1 year through 5 years	74	74	73	74
After 5 years through 10 years	11	12	20	21
After 10 years	—	—	13	14
Total corporate debt	86	87	106	109
Other securities/Sovereign debt:
1 year or less	—	—	1	1
After 1 year through 5 years	4	4	1	1
Total other securities/Sovereign debt	4	4	2	2
Total available-for-sale securities	$14,279	$13,727	$15,127	$14,869

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at September 30, 2018 and December 31, 2017:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2018
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,307	—	(367)	6,940
Residential MBS	646	—	(26)	620
Commercial MBS	1,783	—	(80)	1,703
Other agencies	162	—	(5)	157
Total U.S. Treasury, Federal agency and other agency securities	9,903	—	(478)	9,425
Municipal securities	3,914	11	(77)	3,848
Asset-backed securities	372	—	(9)	363
Corporate debt	86	1	—	87
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,279	$12	$(564)	$13,727

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	6,661	1	(178)	6,484
Residential MBS	1,371	1	(5)	1,367
Commercial MBS	2,539	—	(52)	2,487
Other agencies	69	1	—	70
Total U.S. Treasury, Federal agency and other agency securities	10,645	3	(235)	10,413
Municipal securities	3,892	21	(35)	3,878
Asset-backed securities	482	1	(16)	467
Corporate debt	106	3	—	109
Other securities/Sovereign debt	2	—	—	2
Total available-for-sale securities	$15,127	$28	$(286)	$14,869

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position as of September 30, 2018 and December 31, 2017.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Federal agencies:
Residential CMO	$2,286	$(77)	$4,632	$(290)	$6,918	$(367)
Residential MBS	542	(23)	70	(3)	612	(26)
Commercial MBS	109	(4)	1,594	(76)	1,703	(80)
Other agencies	80	(2)	72	(3)	152	(5)
Total Federal Agency and other agency securities	3,017	(106)	6,368	(372)	9,385	(478)
Municipal securities	1,846	(39)	1,278	(38)	3,124	(77)
Asset-backed securities	157	(3)	146	(6)	303	(9)
Corporate debt	65	—	—	—	65	—
Other securities/Sovereign debt	—	—	—	—	—	—
Total temporarily impaired securities	$5,085	$(148)	$7,792	$(416)	$12,877	$(564)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$1,660	$(19)	$4,520	$(159)	$6,180	$(178)
Residential MBS	1,078	(5)	11	—	1,089	(5)
Commercial MBS	960	(15)	1,527	(37)	2,487	(52)
Other agencies	39	—	—	—	39	—
Total Federal Agency and other agency securities	3,737	(39)	6,058	(196)	9,795	(235)
Municipal securities	1,681	(21)	497	(14)	2,178	(35)
Asset-backed securities	127	(1)	173	(15)	300	(16)
Total temporarily impaired securities	$5,545	$(61)	$6,728	$(225)	$12,273	$(286)
At September 30, 2018 and December 31, 2017, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $4.6 billion and $6.1 billion, respectively. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2018 or December 31, 2017.
The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Gross gains on sales of securities	$—	$4	$6	$8
Gross losses on sales of securities	(2)	(4)	(8)	(4)
Net (loss) gain on sales of securities	$(2)	$—	$(2)	$4
OTTI recognized in earnings	—	—	—	(4)
Net securities losses	$(2)	$—	$(2)	$—

Security Impairment
Huntington evaluates the available-for-sale securities portfolio for impairment on a quarterly basis by conducting a comprehensive security-level assessment on all available-for-sale securities. Impairment would exist when the present value of the expected cash flows are not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any credit impairment would be recognized in earnings. As of September 30, 2018, Huntington has evaluated available-for-sale securities with gross unrealized losses for impairment and concluded no OTTI is required.
5. HELD-TO-MATURITY SECURITIES
These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
Listed below are the contractual maturities of held-to-maturity securities at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies:
Residential CMO:
After 5 years through 10 years	36	35	—	—
After 10 years	2,167	2,073	3,714	3,657
Total Residential CMO	2,203	2,108	3,714	3,657
Residential MBS:
After 5 years through 10 years	—	—	28	28
After 10 years	1,624	1,555	1,021	1,016
Total Residential MBS	1,624	1,555	1,049	1,044
Commercial MBS:
After 1 year through 5 years	—	—	38	37
After 5 years through 10 years	130	126	1	1
After 10 years	4,141	3,968	3,752	3,698
Total Commercial MBS	4,271	4,094	3,791	3,736
Other agencies:
After 1 year through 5 years	12	12	7	8
After 5 years through 10 years	204	197	362	360
After 10 years	146	141	163	161
Total other agencies	362	350	532	529
Total Federal agencies and other agencies	8,460	8,107	9,086	8,966
Municipal securities:
After 10 years	5	5	5	5
Total municipal securities	5	5	5	5
Total held-to-maturity securities	$8,465	$8,112	$9,091	$8,971

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2018 and December 31, 2017.

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2018
Federal agencies:
Residential CMO	$2,203	$—	$(95)	$2,108
Residential MBS	1,624	—	(69)	1,555
Commercial MBS	4,271	—	(177)	4,094
Other agencies	362	—	(12)	350
Total Federal agencies and other agencies	8,460	—	(353)	8,107
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,465	$—	$(353)	$8,112

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
Federal agencies:
Residential CMO	$3,714	$1	$(58)	$3,657
Residential MBS	1,049	2	(7)	1,044
Commercial MBS	3,791	—	(55)	3,736
Other agencies	532	1	(4)	529
Total Federal agencies and other agencies	9,086	4	(124)	8,966
Municipal securities	5	—	—	5
Total held-to-maturity securities	$9,091	$4	$(124)	$8,971
The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2018 and December 31, 2017.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Federal agencies:
Residential CMO	$557	$(21)	$1,551	$(74)	$2,108	$(95)
Residential MBS	807	(33)	748	(36)	1,555	(69)
Commercial MBS	410	(15)	3,683	(162)	4,093	(177)
Other agencies	192	(6)	138	(6)	330	(12)
Total Federal agencies and other agencies	1,966	(75)	6,120	(278)	8,086	(353)
Municipal securities	—	—	4	—	4	—
Total temporarily impaired securities	$1,966	$(75)	$6,124	$(278)	$8,090	$(353)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Federal agencies:
Residential CMO	$2,369	$(26)	$1,019	$(32)	$3,388	$(58)
Residential MBS	974	(7)	—	—	974	(7)
Commercial MBS	3,456	(49)	253	(6)	3,709	(55)
Other agencies	249	(2)	139	(2)	388	(4)
Total Federal agencies and other agencies	7,048	(84)	1,411	(40)	8,459	(124)
Municipal securities	—	—	5	—	5	—
Total temporarily impaired securities	$7,048	$(84)	$1,416	$(40)	$8,464	$(124)
Security Impairment
Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of September 30, 2018, Huntington has evaluated held-to-maturity securities with gross unrealized losses for impairment and concluded no OTTI is required.
6. OTHER SECURITIES

	September 30, 2018		December 31, 2017
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Other securities, at cost
Non-marketable equity securities:
Federal Home Loan Bank stock	248	248	287	287
Federal Reserve Bank stock	295	295	294	294
Other securities, at fair value
Mutual funds	20	20	18	18
Marketable equity securities	1	2	1	1
Total other securities	$564	$565	$600	$600
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
7. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Residential mortgage loans sold with servicing retained	$1,047	$1,179	$2,787	$2,824
Pretax gains resulting from above loan sales (1)	24	27	64	66

(1)	Recorded in mortgage banking income.

The following table summarizes the changes in MSRs recorded using the amortization method for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Carrying value, beginning of period	$204	$176	$191	$172
New servicing assets created	12	13	32	31
Impairment recovery (charge)	—	1	7	—
Amortization	(8)	(7)	(22)	(20)
Carrying value, end of period	$208	$183	$208	$183
Fair value, end of period	$222	$184	$222	$184
Weighted-average life (years)	7.1	7.0	7.1	7.0
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
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at September 30, 2018, and December 31, 2017 follows:

	September 30, 2018				December 31, 2017
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.10%		$(5)	$(10)	8.30%		$(5)	$(10)
Spread over forward interest rate swap rates	941	bps	(7)	(14)	1,049	bps	(7)	(13)

Additionally, at September 30, 2018 and 2017, Huntington held MSRs recorded using the fair value method of $11 million and $12 million, respectively.
Total servicing, late and other ancillary fees included in mortgage banking income were $15 million and $14 million for the three-month periods ended September 30, 2018 and 2017, respectively. For the nine-month periods ended September 30, 2018 and 2017, total servicing, late and other ancillary fees included in mortgage banking income were $44 million and $42 million. The unpaid principal balance of residential mortgage loans serviced for third parties was $20.6 billion and $19.8 billion at September 30, 2018 and December 31, 2017, respectively.
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
In August 2018, the Bank issued $750 million of senior notes at 99.780% of face value. The senior notes mature on October 6, 2023 and have a fixed coupon rate of 3.550%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

9. OTHER COMPREHENSIVE INCOME
The components of Huntington's OCI for the three-month and nine-month periods ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30, 2018
		Tax (Expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(82)	18	(64)
Less: Reclassification adjustment for net losses (gains) included in net income	3	(1)	2
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(79)	17	(62)
Net change in pension and other post-retirement obligations	2	(1)	1
Total other comprehensive income (loss)	$(77)	$16	$(61)

	Three Months Ended September 30, 2017
	Tax (Expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(42)	15	(27)
Less: Reclassification adjustment for net losses (gains) included in net income	9	(4)	5
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(33)	11	(22)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	2	—	2
Less: Reclassification adjustment for net (gains) losses included in net income	—	—	—
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	2	—	2
Net change in pension and other post-retirement obligations	2	(1)	1
Total other comprehensive income (loss)	$(29)	$10	$(19)

	Nine Months Ended September 30, 2018
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(359)	78	(281)
Less: Reclassification adjustment for net losses (gains) included in net income	21	(4)	17
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(338)	74	(264)
Net change in pension and other post-retirement obligations	4	(1)	3
Total other comprehensive income (loss)	$(334)	$73	$(261)

	Nine Months Ended September 30, 2017
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$3	$(1)	$2
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	20	(7)	13
Less: Reclassification adjustment for net losses (gains) included in net income	19	(7)	12
Net change in unrealized holding gains (losses) on available-for-sale debt securities	42	(15)	27
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	2	—	2
Less: Reclassification adjustment for net (gains) losses included in net income	1	(1)	—
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	3	(1)	2
Net change in pension and other post-retirement obligations	3	(1)	2
Total other comprehensive income (loss)	$48	$(17)	$31

Activity in accumulated OCI for the nine-month periods ended September 30, 2018 and 2017, were as follows:

(dollar amounts in millions)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
December 31, 2017	$(278)	$—	$(250)	$(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)	—	—	(1)
Other comprehensive income before reclassifications	(281)	—	—	(281)
Amounts reclassified from accumulated OCI to earnings	17	—	3	20
Period change	(264)	—	3	(261)
September 30, 2018	$(543)	$—	$(247)	$(790)

December 31, 2016	$(193)	$(3)	$(205)	$(401)
Other comprehensive income before reclassifications	15	2	—	17
Amounts reclassified from accumulated OCI to earnings	12	—	2	14
Period change	27	2	2	31
September 30, 2017	$(166)	$(1)	$(203)	$(370)

(1)
AOCI amounts at September 30, 2018, December 31, 2017 and September 30, 2017 include $141 million, $95 million and $97 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in millions)	September 30, 2018	September 30, 2017
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(3)	$(1)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	—	(8)	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	—	Noninterest income - net gains (losses) on sale of securities
Total before tax	(3)	(9)
Tax (expense) benefit	1	4
Net of tax	$(2)	$(5)
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(2)	$(1)	Noninterest income / expense (1)
Net periodic benefit costs	—	(1)	Noninterest income / expense (1)
Total before tax	(2)	(2)
Tax (expense) benefit	1	1
Net of tax	$(1)	$(1)

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Nine Months Ended
(dollar amounts in millions)	September 30, 2018	September 30, 2017
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(9)	$(7)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(12)	(8)	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(4)	Noninterest income - net gains (losses) on sale of securities
Total before tax	(21)	(19)
Tax (expense) benefit	4	7
Net of tax	$(17)	$(12)
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$—	$(1)	Interest income - loans and leases
Interest rate contracts	—	—	Noninterest income - other income
Total before tax	—	(1)
Tax (expense) benefit	—	1
Net of tax	$—	$—
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(6)	$(4)	Noninterest income / expense (1)
Net periodic benefit costs	2	1	Noninterest income / expense (1)
Total before tax	(4)	(3)
Tax (expense) benefit	1	1
Net of tax	$(3)	$(2)

(1)	The activity for 2018 and 2017 is recorded in Noninterest Income - other noninterest income and Noninterest Expense - personnel costs, respectively, on the Condensed Consolidated Statements of Income.

10. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington's non-cumulative perpetual preferred stock outstanding as of September 30, 2018.

(dollar amounts in millions, except per share amounts)
Series	Description	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	Non-cumulative, non-voting, perpetual	12/28/2011	35,500	23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	Non-cumulative, non-voting, perpetual	3/21/2016	400,000	386	6.25%	7/15/2021
Series D	Non-cumulative, non-voting, perpetual	5/5/2016	200,000	199	6.25%	7/15/2021
Series C	Non-cumulative, non-voting, perpetual	8/16/2016	100,000	100	5.875%	1/15/2022
Series E	Non-cumulative, non-voting, perpetual	2/27/2018	5,000	495	5.700%	4/15/2023
Total			740,500	1,203
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
Dividends on the Preferred E Stock will be non-cumulative and payable quarterly in arrears, when, and if, authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 5.700% per year on the liquidation preference of $100,000 per share, equivalent to $1,000 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on July 15, 2018, or the next business day if any such day is not a business day.
The Preferred E Stock has no maturity date. Huntington may redeem the Preferred E Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2023 or (ii) in whole but not in part, within 90 days following a change in laws or regulations, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series E Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Preferred E Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred E Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred E Stock or the depositary shares. Any redemption of the Preferred E Stock is subject to prior approval of the FRB.

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
On February 22, 2018, Huntington converted all its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock to 30.3 million shares of common stock. Following the conversion, the additional shares were included in average common shares issued and outstanding. The 2018 total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, share amounts in thousands)	2018	2017	2018	2017
Basic earnings per common share:
Net income	$378	$275	$1,059	$754
Preferred stock dividends	(18)	(19)	(51)	(57)
Net income available to common shareholders	$360	$256	$1,008	$697
Average common shares issued and outstanding	1,084,536	1,086,038	1,090,570	1,087,115
Basic earnings per common share	$0.33	$0.24	$0.92	$0.64
Diluted earnings per common share:
Net income available to common shareholders	$360	$256	$1,008	$697
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$360	$256	$1,008	$697
Average common shares issued and outstanding	1,084,536	1,086,038	1,090,570	1,087,115
Dilutive potential common shares:
Stock options and restricted stock units and awards	15,655	17,079	17,105	17,515
Shares held in deferred compensation plans	3,549	3,228	3,416	3,096
Dilutive impact of Preferred Stock	—	—	5,887	—
Other	—	146	—	152
Dilutive potential common shares	19,204	20,453	26,408	20,763
Total diluted average common shares issued and outstanding	1,103,740	1,106,491	1,116,978	1,107,878
Diluted earnings per common share	$0.33	$0.23	$0.90	$0.63
There were approximately 1.6 million and 1.5 million of options to purchase shares of common stock outstanding for the three-month periods ended September 30, 2018 and 2017, respectively. There were approximately 2.0 million and 0.9 million of options to purchase shares of common stock outstanding for the nine-month periods ended September 30, 2018 and 2017. These options were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

(dollar amounts in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Noninterest income
Noninterest income from contracts with customers	$223	$654
Noninterest income within the scope of other GAAP topics	119	338
Total noninterest income	$342	$992
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

•
Cards and payment processing income includes interchange fees earned on debit cards and credit cards. All other fees (e.g. annual fees), and interest income are recognized in accordance with ASC 310. Huntington recognizes interchange fees for services performed related to authorization and settlement of a cardholder’s transaction with a merchant. Revenue is recognized when a cardholder’s transaction is approved and settled. The revenue may be constrained due to inherent uncertainty related to cardholder’s right to return goods and services but the uncertainty is resolved within a short period of time (generally within 30 days) and has been assessed as not material. Revenue is not adjusted for such variability, rather returns reduce the amount of interchange revenue in the period the return is made by the customer.

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

	Three Months Ended September 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$75	$16	$1	$1	$—	$93
Cards and payment processing income	50	3	—	—	—	53
Trust and investment management services	7	1	—	34	—	42
Insurance income	8	1	—	10	—	19
Other income	10	2	1	2	1	16
Net revenue from contracts with customers	$150	$23	$2	$47	$1	$223
Noninterest income within the scope of other GAAP topics	42	56	—	—	21	119
Total noninterest income	$192	$79	$2	$47	$22	$342

	Nine Months Ended September 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$215	$48	$4	$3	$—	$270
Cards and payment processing income	146	8	—	—	—	154
Trust and investment management services	19	3	—	106	—	128
Insurance income	26	3	—	31	1	61
Other Income	30	3	2	4	2	41
Net revenue from contracts with customers	$436	$65	$6	$144	$3	$654
Noninterest income within the scope of other GAAP topics	117	163	2	1	55	338
Total noninterest income	$553	$228	$8	$145	$58	$992
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2018 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended September 30, 2018 was determined to be immaterial.
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

The following table shows the components of net periodic (benefit) cost for all plans:

	Pension Benefits (1)		Post-Retirement Benefits (1)
	Three Months Ended September 30,		Three Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	9	8	—	—
Expected return on plan assets	(12)	(13)	—	—
Amortization of prior service cost	—	—	(1)	—
Amortization of loss	2	1	—	—
Settlements	1	4	—	—
Net periodic (benefit) cost	$—	$—	$(1)	$—

	Pension Benefits (1)		Post-Retirement Benefits (1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Service cost	$2	$2	$—	$—
Interest cost	23	22	—	—
Expected return on plan assets	(36)	(41)	—	—
Amortization of prior service cost	—	—	(2)	(1)
Amortization of loss	6	5	—	—
Settlements	6	10	—	—
Net periodic (benefit) cost	$1	$(2)	$(2)	$(1)

(1)
The pension and post-retirement (benefits) costs for 2018 and 2017 are recorded in Other noninterest income and Noninterest expense - personnel costs, respectively, in the Condensed Consolidated Statements of Income.

Huntington has a defined contribution plan that is available to eligible employees. Beginning January 1, 2018, Huntington increased the company match such that Huntington matches participant contributions 150% of the first 2% of base pay and 100% of the next 2%. Huntington's expense related to the defined contribution plans during the third quarter 2018 and 2017 was $7 million and $5 million, respectively. For the nine-month period ended September 30, 2018 and 2017, expense related to the defined contribution plans was $35 million and $26 million, respectively.
14. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2018 and 2017.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$5	$—	$—	$5
Other securities	77	1	—	—	78
	77	6	—	—	83
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,940	—	—	6,940
Residential MBS	—	620	—	—	620
Commercial MBS	—	1,703	—	—	1,703
Other agencies	—	157	—	—	157
Municipal securities	—	571	3,277	—	3,848
Asset-backed securities	—	363	—	—	363
Corporate debt	—	87	—	—	87
Other securities/sovereign debt	—	4	—	—	4
	5	10,445	3,277	—	13,727
Other securities	22	—	—	—	22
Loans held for sale	—	727	—	—	727
Loans held for investment	—	49	32	—	81
MSRs	—	—	11	—	11
Derivative assets	—	493	5	(318)	180
Liabilities
Derivative liabilities	—	437	4	(221)	220

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Other securities	$83	$3	$—	$—	$86
	83	3	—	—	86
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,484	—	—	6,484
Residential MBS	—	1,367	—	—	1,367
Commercial MBS	—	2,487	—	—	2,487
Other agencies	—	70	—	—	70
Municipal securities	—	711	3,167	—	3,878
Asset-backed securities	—	443	24	—	467
Corporate debt	—	109	—	—	109
Other securities/sovereign debt	—	2	—	—	2
	5	11,673	3,191	—	14,869
Other securities	19	—	—	—	19
Loans held for sale	—	413	—	—	413
Loans held for investment	—	55	38	—	93
MSRs	—	—	11	—	11
Derivative assets	—	316	6	(190)	132
Liabilities
Derivative liabilities	—	326	5	(245)	86

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2018 and 2017, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$11	$1	$3,178	$34
Transfers out of Level 3 (1)	—	(12)	—	—
Total gains/losses for the period:
Included in earnings	—	9	(1)	—
Included in OCI	—	—	—	—
Purchases/originations	—	—	260	—
Sales	—	—	—	—
Repayments	—	—	—	(2)
Settlements	—	3	(160)	—
Closing balance	$11	$1	$3,277	$32
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$(3)	$—	$—

	Level 3 Fair Value Measurements Three Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$13	$3	$2,872	$43	$44
Transfers out of Level 3 (1)	—	(1)	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	1	(1)	(2)	—
Included in OCI	—	—	(34)	5	—
Purchases/originations	—	—	167	—	—
Sales	—	—	—	(22)	—
Repayments	—	—	—	—	(4)
Settlements	—	—	(46)	—	—
Closing balance	$12	$3	$2,958	$24	$40
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$1	$—	$—	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers out of Level 3 (1)	—	(26)	—	—	—
Total gains/losses for the period:
Included in earnings	—	25	(3)	(2)	—
Included in OCI	—	—	(37)	11	—
Purchases/originations	—	—	539	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(6)
Settlements	—	3	(389)	—	—
Closing balance	$11	$1	$3,277	$—	$32
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$(1)	$—	$—	$—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$14	$(2)	$2,798	$76	$48
Transfers out of Level 3 (1)	—	(4)	—	—	—
Total gains/losses for the period:
Included in earnings	(2)	9	(4)	(5)	1
Included in OCI	—	—	(1)	13	—
Purchases/originations	—	—	414	—	—
Sales	—	—	—	(59)	—
Repayments	—	—	—	—	(9)
Settlements	—	—	(249)	(1)	—
Closing balance	$12	$3	$2,958	$24	$40
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(2)	$9	$—	$(4)	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Level 3 Fair Value Measurements Three Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$—	$9	$—	$—
Other expense	—	—	(1)	—
Total	$—	$9	$(1)	$—

	Level 3 Fair Value Measurements Three Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$1	$—	$—	$—
Securities gains (losses)	—	—	—	(2)	—
Interest and fee income	—	—	(1)	—	—
Total	$(1)	$1	$(1)	$(2)	$—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$—	$25	$—	$—	$—
Securities gains (losses)	—	—	—	(2)	—
Other expense	—	—	(3)	—	—
Total	$—	$25	$(3)	$(2)	$—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(2)	$9	$—	$—	$—
Securities gains (losses)	—	—	—	(5)	—
Interest and fee income	—	—	(4)	—	—
Noninterest income	—	—	—	—	1
Total	$(2)	$9	$(4)	$(5)	$1
Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2018
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$727	$713	$14	$—	$—	$—
Loans held for investment	81	88	(7)	6	7	(1)

	December 31, 2017
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$413	$400	$13	$1	$1	$—
Loans held for investment	93	102	(9)	10	11	(1)

The following tables present the net gains (losses) from fair value changes for the three-month and nine-month periods ended September 30, 2018 and 2017.

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Assets	2018	2017	2018	2017
Loans held for sale	$(4)	$(2)	$(1)	$12
Loans held for investment	—	—	—	1
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the nine months ended September 30, 2018, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Nine Months Ended September 30, 2018
Impaired loans	53	—	—	53	1
Other real estate owned	27	—	—	27	(1)
Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ALLL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.
Other real estate owned properties are included in accrued income and other assets and valued based on appraisals and third-party price opinions.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$11	Discounted cash flow	Constant prepayment rate	6% - 54% (8%)
			Spread over forward interest rate swap rates	5% - 11% (8%)
Derivative assets	5	Consensus Pricing	Net market price	-4%-8%(1%)
			Estimated Pull through %	3% - 100% (91%)
Derivative liabilities	4	Discounted cash flow	Estimated conversion factor	163%
			Estimated growth rate of Visa Class A shares	7%
			Discount rate	3%
			Timing of the resolution of the litigation	6/30/2020
Municipal securities	3,277	Discounted cash flow	Discount rate	3% - 4% (3%)
			Cumulative default	0% - 64% (4%)
			Loss given default	5% - 90% (25%)
Loans held for investment	32	Discounted cash flow	Discount rate	7% (7%)
			Constant prepayment rate	9% (9%)
Measured at fair value on a nonrecurring basis:
Impaired loans	53	Appraisal value	NA	NA
Other real estate owned	27	Appraisal value	NA	NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Measured at fair value on a recurring basis:
MSRs	$11	Discounted cash flow	Constant prepayment rate	8% - 33% (12%)
			Spread over forward interest rate swap rates	8% - 10% (8%)
Derivative assets	6	Consensus Pricing	Net market price	-5% - 20% (2%)
			Estimated Pull through %	3% - 100% (75%)
Derivative liabilities	5	Discounted cash flow	Estimated conversion factor	165%
			Estimated growth rate of Visa Class A shares	7%
			Discount rate	3%
			Timing of the resolution of the litigation	12/31/2017 - 06/30/2020
Municipal securities	3,167	Discounted cash flow	Discount rate	0% - 10% (4%)
			Cumulative default	0% - 64% (3%)
			Loss given default	5% - 90% (24%)
Asset-backed securities	24	Discounted cash flow	Discount rate	7% - 7% (7%)
			Cumulative prepayment rate	0% - 72% (7%)
			Cumulative default	3% - 53% (7%)
			Loss given default	90% - 100% (98%)
			Cure given deferral	50% - 50% (50%)
Loans held for investment	38	Discounted cash flow	Discount rate	7% - 18% (8%)
			Constant prepayment rate	2% - 22% (9%)
Measured at fair value on a nonrecurring basis:
MSRs	190	Discounted cash flow	Constant prepayment rate	6% - 21% (8%)
			Spread over forward interest rate swap rates	2% - 20% (10%)
Impaired loans	36	Appraisal value	NA	NA
Other real estate owned	33	Appraisal value	NA	NA
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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	1,342	—	—	1,342	1,342
Trading account securities	—	—	83	83	83
Available-for-sale securities	—	—	13,727	13,727	13,727
Held-to-maturity securities	8,465	—	—	8,465	8,112
Other securities	543	—	22	565	565
Loans held for sale	—	65	727	792	795
Net loans and direct financing leases (1)	72,528	—	81	72,609	71,918
Derivatives	—	—	180	180	180
Financial Liabilities
Deposits	81,689	—	—	81,689	81,631
Short-term borrowings	1,348	—	—	1,348	1,348
Long-term debt	9,385	—	—	9,385	9,523
Derivatives	—	—	220	220	220

(1)	Includes collateral-dependent loans measured for impairment.

	December 31, 2017
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	1,567	—	—	$1,567	$1,567
Trading account securities	—	—	86	86	86
Available-for-sale securities	—	—	14,869	14,869	14,869
Held-to-maturity securities	9,091	—	—	9,091	8,971
Other securities	581	—	19	600	600
Loans held for sale	—	75	413	488	491
Net loans and direct financing leases (1)	69,333	—	93	69,426	69,146
Derivatives	—	—	132	132	132
Financial Liabilities
Deposits	77,041	—	—	77,041	77,010
Short-term borrowings	5,056	—	—	5,056	5,056
Long-term debt	9,206	—	—	9,206	9,402
Derivatives	—	—	86	86	86

(1)	Includes collateral-dependent loans measured for impairment.

The following table presents the level in the fair value hierarchy for the estimated fair values at September 30, 2018 and December 31, 2017:

	Estimated Fair Value Measurements at Reporting Date Using			September 30, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$77	$6	$—	$83
Available-for-sale securities	5	10,445	3,277	13,727
Held-to-maturity securities	—	8,112	—	8,112
Other securities	22	—	—	22
Loans held for sale	—	727	68	795
Net loans and direct financing leases	—	49	71,869	71,918
Financial Liabilities
Deposits	—	74,423	7,208	81,631
Short-term borrowings	2	—	1,346	1,348
Long-term debt	—	8,986	537	9,523

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$83	$3	$—	$86
Available-for-sale securities	5	11,673	3,191	14,869
Held-to-maturity securities	—	8,971	—	8,971
Other securities	19	—	—	19
Loans held for sale	—	413	78	491
Net loans and direct financing leases	—	—	69,146	69,146
Financial Liabilities
Deposits	—	73,975	3,035	77,010
Short-term borrowings	—	—	5,056	5,056
Long-term debt	—	8,944	458	9,402
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
The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	September 30, 2018		December 31, 2017
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$15	$65	$22	$121
Derivatives not designated as Hedging Instruments
Interest rate contracts	294	198	187	100
Foreign exchange contracts	28	22	18	18
Commodities contracts	157	152	92	87
Equity contracts	4	4	3	5
Total Contracts	$498	$441	$322	$331
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and nine-month periods ended September 30, 2018.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(dollar amounts in millions)		Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Interest rate contracts:
Customer	Capital markets fees	$11	$30
Mortgage Banking	Mortgage banking income	5	(3)
Foreign exchange contracts	Capital markets fees	6	18
Commodities contracts	Capital markets fees	1	3
Equity contracts	Other noninterest expense	—	3
Total		$23	$51
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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments.

	September 30, 2018
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities	—	$12	$12
Subordinated notes	375	—	375
Long-term debt	5,340	—	5,340
Total notional value at September 30, 2018	$5,715	$12	$5,727

	December 31, 2017
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Subordinated notes	$950	—	$950
Long-term debt	7,425	—	7,425
Total notional value at December 31, 2017	$8,375	$—	$8,375
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2018 and December 31, 2017.

	September 30, 2018
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.5	$—	2.20%	2.16%
Liability conversion swaps
Receive fixed—generic	5,715	2.5	(50)	2.08	2.26
Total swap portfolio at September 30, 2018	$5,727	2.5	$(50)

	December 31, 2017
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Liability conversion swaps
Receive fixed—generic	$8,375	2.5	$(99)	1.56%	1.44%
Total swap portfolio at December 31, 2017	$8,375	2.5	$(99)
These derivative financial instruments are entered into to manage the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest-bearing liabilities are an adjustment to either interest income or interest expense. The net amounts resulted in an adjustment to net interest income of $(11) million and $3 million for the three-month periods ended September 30, 2018, and 2017, respectively, and $(25) million and $20 million for the nine-month periods ended September 30, 2018, and 2017, respectively.
During the second quarter of 2018, Huntington terminated $2.9 billion (notional value) of liability conversion swaps subsequent to de-designating these swaps as fair value hedges. The adjusted basis of the hedged item at termination was recorded as a loss of $149 million, which is being amortized over the remaining life of the long-term debt using the effective yield method. Cash payments to counterparties resulting from termination of interest rate swaps are classified as operating activities in our unaudited condensed consolidated statements of cash flows.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Interest rate contracts
Change in fair value of interest rate swaps hedging subordinated notes (1)	$(2)	$(2)	$22	$(5)
Change in fair value of hedged subordinated notes (1)	2	4	(22)	7
Change in fair value of interest rate swaps hedging other long-term debt (1)	(9)	(6)	33	(1)
Change in fair value of hedged other long-term debt (1)	10	7	(27)	(1)

(1)	Recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of September 30, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	September 30, 2018	September 30, 2018
Long-term debt	$5,637	$(67)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued is $(135) million at September 30, 2018.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. The interest rate lock commitments are derivative positions that economically hedge forward commitments to sell loans. The net asset position of these derivatives at September 30, 2018 and December 31, 2017 are $8 million and $7 million, respectively.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at both September 30, 2018 and December 31, 2017, were $100 million and $88 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $25 billion and $22 billion at September 30, 2018 and December 31, 2017, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $115 million and $119 million at the same dates, respectively.
Visa®-related Swaps
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At September 30, 2018, the combined fair value of the swap liabilities of $4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
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
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into collateral and master netting agreements with these counterparties, and routinely exchanges cash and high quality securities collateral. Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
At September 30, 2018 and December 31, 2017, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $17 million and $30 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At September 30, 2018, Huntington pledged $72 million of investment securities and cash collateral to counterparties, while other counterparties pledged $246 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
September 30, 2018	Derivatives	$498	$(318)	$180	$(2)	$(59)	$119
December 31, 2017	Derivatives	322	(190)	132	(11)	(18)	103

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
September 30, 2018	Derivatives	$441	$(221)	$220	$—	$(15)	$205
December 31, 2017	Derivatives	331	(245)	86	—	(21)	65

16. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2018, and December 31, 2017:

	September 30, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$3	$1	$3
2015-1 Automobile Trust	—	—	—
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	683	345	683
Other Investments	125	54	125
Total	$825	$652	$811

	December 31, 2017
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2016-1 Automobile Trust	$7	$—	$7
2015-1 Automobile Trust	1	—	1
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	636	335	636
Other Investments	117	53	117
Total	$775	$640	$761
Automobile Securitizations
Huntington transferred two automobile loans to trusts in two separate securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Unaudited Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.
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

A list of trust preferred securities outstanding at September 30, 2018 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	3.10%	(2)	$70	$6
Huntington Capital II	3.02	(3)	32	3
Sky Financial Capital Trust III	3.80	(4)	72	2
Sky Financial Capital Trust IV	3.80	(4)	74	2
Camco Financial Trust	3.73	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at September 30, 2018, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at September 30, 2018, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at September 30, 2018, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at September 30, 2018, based on three-month LIBOR +1.33%.

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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2018 and December 31, 2017.

(dollar amounts in millions)	September 30, 2018	December 31, 2017
Affordable housing tax credit investments	$1,102	$996
Less: amortization	(419)	(360)
Net affordable housing tax credit investments	$683	$636
Unfunded commitments	$345	$335
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2018	2017	2018	2017
Tax credits and other tax benefits recognized	$24	$22	$70	$68
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	19	17	59	51

There were no impairment losses recognized during the three-month period ended September 30, 2018. Huntington recognized immaterial impairment losses for the three-month and nine-month periods ended September 30, 2017, and for the nine-month period ended September 30, 2018. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
Other Investments
Other investments determined to be VIE's include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments and other miscellaneous investments.
17. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2018 and December 31, 2017, were as follows:

(dollar amounts in millions)	September 30, 2018	December 31, 2017
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$16,594	$16,219
Consumer	14,798	13,384
Commercial real estate	1,182	1,366
Standby letters of credit	623	510
Commercial letters-of-credit	33	21
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $10 million and $10 million at September 30, 2018 and December 31, 2017, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
Commitments to sell loans
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At September 30, 2018 and December 31, 2017, Huntington had commitments to sell residential real estate loans of $1.1 billion and $0.7 billion, respectively. These contracts mature in less than one year.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 21 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $30 million at September 30, 2018 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
Based on current knowledge, management does not believe that loss contingencies arising from pending matters will have a material adverse effect on the consolidated financial position of Huntington. Further, management believes that amounts accrued are adequate to address Huntington’s contingent liabilities. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Huntington’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Huntington’s results of operations for any particular reporting period.
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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s September 30, 2018, December 31, 2017, and September 30, 2017, reported results by business segment.

	Three Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2018
Net interest income	$431	$239	$101	$48	$(17)	$802
Provision (benefit) for credit losses	42	(1)	12	—	—	53
Noninterest income	192	79	2	47	22	342
Noninterest expense	425	124	37	61	4	651
Provision (benefit) for income taxes	33	41	11	7	(30)	62
Net income (loss)	$123	$154	$43	$27	$31	$378
2017
Net interest income	$391	$224	$108	$43	$(8)	$758
Provision (benefit) for credit losses	24	—	20	—	(1)	43
Noninterest income	189	67	3	46	25	330
Noninterest expense	416	117	39	58	50	680
Provision (benefit) for income taxes	49	61	18	11	(49)	90
Net income (loss)	$91	$113	$34	$20	$17	$275

	Nine Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2018
Net interest income	$1,239	$688	$300	$139	$(10)	$2,356
Provision (benefit) for credit losses	101	38	36	—	—	175
Noninterest income	553	228	8	145	58	992
Noninterest expense	1,266	373	110	184	3	1,936
Provision (benefit) for income taxes	89	106	34	21	(72)	178
Net income (loss)	$336	$399	$128	$79	$117	$1,059
2017
Net interest income	$1,151	$675	$318	$126	$(37)	$2,233
Provision (benefit) for credit losses	75	15	45	1	—	136
Noninterest income	544	201	11	141	70	967
Noninterest expense	1,242	353	113	182	192	2,082
Provision (benefit) for income taxes	132	178	60	29	(171)	228
Net income (loss)	$246	$330	$111	$55	$12	$754

	Assets at		Deposits at
(dollar amounts in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Consumer & Business Banking	$27,362	$26,220	$49,434	$45,643
Commercial Banking	33,759	32,118	22,288	21,235
Vehicle Finance	18,895	17,865	348	358
RBHPCG	6,374	5,821	5,783	6,057
Treasury / Other	19,262	22,161	3,836	3,748
Total	$105,652	$104,185	$81,689	$77,041

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2017 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 to July 31, 2018	21,951,696	$18.96	$651,693,191
August 1, 2018 to August 31, 2018	7,486,872	15.90	532,552,522
September 1, 2018 to September 30, 2018	14,232,070	10.92	377,010,017
Total	43,670,638	$15.82	$377,010,017

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase and accelerated share repurchase authorizations.

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
On July 17, 2018, the Board authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter. During the 2018 third quarter, Huntington repurchased a total of 43.7 million shares at a weighted average share price of $15.82, with 25.3 million shares repurchased under the accelerated share repurchase program discussed below, and the remaining 18.4 million shares through open-market repurchases.
On July 27, 2018, Huntington entered into an accelerated share repurchase agreement for the repurchased approximately $400 million of its outstanding common shares. The accelerated share repurchase program enabled Huntington to purchase 20.9 million shares immediately. The accelerated share repurchase program ended in September 2018, resulting in approximately 4.4 million shares being delivered to Huntington.

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

10.1	*Executive Deferred Compensation Plan, amended and restated, effective as of April 18, 2018.

31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	**Section 1350 Certification – Chief Executive Officer.

32.2	**Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2018, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 30, 2018	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2018	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer (Principal Financial Officer)