Form 10-K
period 2018-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2019-02-15
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
5.875% Series C Non-Cumulative, perpetual preferred stock	NASDAQ
6.250% Series D Non-Cumulative, perpetual preferred stock	NASDAQ
Common Stock—Par Value $0.01 per Share	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
Title of class

Depositary Shares (each representing a 1/40th interest in a share of Floating Rate Series B Non-Cumulative Perpetual Preferred Stock)
Depositary Shares (each representing a 1/100th interest in a share of 5.700% Series E Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.  ☒    Yes  ☐    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐    Yes  ☒    No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒    Yes  ☐    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, determined by using a per share closing price of $14.76, as quoted by NASDAQ on that date, was $16,029,310,082. As of January 31, 2019, there were 1,046,813,306 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2019 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
ANPR	Advance Notice of Proposed Rulemaking
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CDs	Certificates of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FirstMerit	FirstMerit Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option

GAAP	Generally Accepted Accounting Principles in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government Sponsored Enterprise
HMDA	Home Mortgage Disclosure Act
HSE	Hutchinson, Shockey, Erley & Co.
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LFI Rating System	Large Financial Institution Rating System
LIHTC	Low Income Housing Tax Credit
LTD	Long Term Debt
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NOW	Negotiable Order of Withdrawal
NPAs	Nonperforming Assets
NSF	Non-Sufficient Funds
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OIS	Overnight Indexed Swaps
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PD	Probability Of Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, troubled debt restructured loans, and criticized commercial loans
Proposed Capital and Liquidity Tailoring Rule	Refers to the proposed rule, Proposed changes to applicability thresholds for regulatory and capital and liquidity requirements, issued by the OCC, the Federal Reserve and the FDIC on October 31, 2018
Proposed EPS Tailoring Rule	Refers to the proposed rule, Prudential Standards for Large Bank Holding Companies and Savings and Loan Holding, issued by the Federal Reserve on October 31, 2018
Proposed Tailoring Rules	Refers to the Proposed Capital and Liquidity Tailoring Rule and the Proposed EPS Tailoring Rule
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

ROC	Risk Oversight Committee
RWA	Risk-Weighted Assets
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIFMA	Securities Industry and Financial Markets Association
SOFR	Secured Overnight Financing Rate
SRIP	Supplemental Retirement Income Plan
TCJA	H.R. 1, Originally known as the Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
U.S. Basel III	Refers to the final rule issued by the Federal Reserve and OCC and published in the Federal Register on October 11, 2013
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

Huntington Bancshares Incorporated
PART I
When we refer to “Huntington,” “we,” “our,” “us,” and “the Company” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 15,693 average full-time equivalent employees. Through the Bank, we have over 150 years of serving the financial needs of our customers. Through our subsidiaries, we provide full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2018, the Bank had 10 private client group offices and 944 branches as follows:

• 451 branches in Ohio	• 37 branches in Illinois
• 300 branches in Michigan	• 31 branches in Wisconsin
• 49 branches in Pennsylvania	• 25 branches in West Virginia
• 41 branches in Indiana	• 10 branches in Kentucky
Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. For each of our four business segments, we expect the combination of our business model and exceptional service to provide a competitive advantage that supports revenue and earnings growth. Our business model emphasizes the delivery of a complete set of banking products and services offered by larger banks but distinguished by local delivery and customer service.
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
Following is a description of our four business segments and the Treasury / Other function:

•
Consumer and Business Banking: The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, investments, consumer loans, credit cards, and small business loans. Other financial services available to consumer and small business customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Huntington serves customers through our network of branches. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and ATMs.

We have a “Fair Play” banking philosophy; providing differentiated products and services, built on a strong foundation of customer advocacy. Our brand resonates with consumers and businesses; earning us new customers and deeper relationships with current customers.
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

•
Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: Middle Market, Specialty Banking, Asset Finance, Capital Markets/Institutional Corporate Banking, Commercial Real Estate, and Treasury Management.

Middle Market primarily focuses on providing banking solutions to companies with annual revenues of $20 million to $500 million. Through a relationship management approach, various products, capabilities, and solutions are seamlessly delivered in a client centric way.
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
Capital Markets/Institutional Corporate Banking has three distinct product offerings: 1) corporate risk management services, 2) institutional sales, trading, and underwriting, 3) institutional corporate banking. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange, and interest rate hedging services. The Institutional Sales, Trading, & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions. Institutional Corporate Banking works with larger, often more complex companies with revenues greater than $500 million. These entities, many of which are publicly traded, require a different and customized approach to their banking needs.
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

•
Vehicle Finance: Our products and services include providing financing to consumers for the purchase of automobiles, light-duty trucks, recreational vehicles, and marine craft at franchised and other select dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.

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

•	Treasury/Other: The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
The financial results for each of these business segments are included in Note 23 of Notes to Consolidated Financial Statements and are discussed in the Business Segment Discussion of our MD&A.
Competition
We compete with other banks and financial services companies such as savings and loans, credit unions, and finance and trust companies, as well as mortgage banking companies, automobile and equipment financing companies (including captive automobile finance companies), insurance companies, mutual funds, investment advisors, and brokerage firms, both within and outside of our primary market areas. Financial Technology Companies, or FinTechs, are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.
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
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2018, in the top 10 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$24,746	37%
Cleveland, OH	2	9,718	14
Detroit, MI	6	7,737	6
Akron, OH	1	3,937	28
Indianapolis, IN	4	3,452	7
Cincinnati, OH	5	3,365	3
Pittsburgh, PA	9	2,955	2
Toledo, OH	2	2,491	22
Grand Rapids, MI	2	2,416	11
Chicago, IL	20	2,303	1
Source: FDIC.gov, based on June 30, 2018 survey.
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
FinTechs continue to emerge in key areas of banking. In response, we are monitoring activity in marketplace lending along with businesses engaged in money transfer, investment advice, and money management tools. Our strategy involves assessing the marketplace and determining our near term plan, while developing a longer term approach to effectively service our existing customers and attract new customers. This includes evaluating which products we develop in-house, as well as evaluating partnership options, where applicable.
Regulatory Matters
Regulatory Environment
The banking industry is highly regulated. We are subject to supervision, regulation, and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole.
Banking statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Huntington and its subsidiaries. Any change in the statutes, regulations, or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject increased in response to the financial crisis, as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.
On May 24, 2018, the Economic Growth Act was signed into law. Among other regulatory changes, the Economic Growth Act amends various sections of the Dodd-Frank Act, including section 165 of Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for BHCs. Under the Economic Growth Act, BHCs with consolidated assets below $100 billion were immediately exempted from all of the enhanced prudential standards, except risk committee requirements, which will now apply to publicly-traded BHCs with $50 billion or more of consolidated assets. BHCs with consolidated assets between $100 billion and $250 billion, including Huntington, will continue to be subject to the enhanced prudential standards that applied to them before enactment of the Economic Growth Act for 18 months after the date of enactment, unless the Federal Reserve acts earlier to exempt these BHCs from enhanced prudential standards or to continue to subject these BHCs to some form of enhanced prudential standards. Following that 18-month period, BHCs with consolidated assets between $100 billion and $250 billion will be exempt from all enhanced prudential standards that the Federal Reserve has not made applicable to them, with the exception of risk committee requirements. As discussed immediately below, the Federal Reserve has proposed a rule to implement the Economic Growth Act under which Huntington would remain subject to certain enhanced prudential standards.
On October 31, 2018, the Federal Reserve issued the Proposed EPS Tailoring Rule pursuant to the Economic Growth Act to adjust the thresholds at which certain enhanced prudential standards apply to U.S. BHCs with $100 billion or more in total consolidated assets.  Also on October 31, 2018, the Federal Reserve, OCC, and FDIC issued the Proposed Capital and Liquidity Tailoring Rule to similarly adjust the thresholds at which certain other capital and liquidity standards apply to U.S. BHCs and banks with $100 billion or more in total consolidated assets.  Under the Proposed Tailoring Rules, these BHCs and banks, including Huntington and the Bank, would be placed into one of four risk-based categories based on the banking organization’s size, status as a global systemically important bank (or not), cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure.  The extent to which enhanced prudential standards and certain other capital and liquidity standards would apply to these BHCs and banks would depend on the banking organization’s category.  Under the Proposed Tailoring Rules, which remain subject to finalization and may be revised, Huntington and the Bank would each qualify as a Category IV banking organization subject to the least restrictive of the proposed requirements applicable to firms with $100 billion or more in total consolidated assets.
The ultimate benefits or consequences of the Economic Growth Act for Huntington, the Bank, Huntington’s other subsidiaries, and Huntington’s activities will depend on the final form of the Proposed Tailoring Rules and additional rulemakings to implement the Act that are expected to be issued by the U.S. banking agencies, which we cannot predict.
We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of Nasdaq that apply to companies with securities listed on the Nasdaq Global Select Market.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to us. This discussion is not intended to describe all laws and regulations applicable to Huntington, the Bank, and Huntington’s other subsidiaries.
Huntington as a Bank Holding Company
Huntington is registered as a BHC with the Federal Reserve under the BHC Act and qualifies for and has elected to become a FHC under the GLBA. As a FHC, Huntington is permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for a BHC. BHCs are generally restricted to engaging in the business of banking, managing or controlling banks, and certain other activities determined by the Federal Reserve to be closely related to banking. FHCs may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including underwriting, dealing and making markets in securities, and making merchant banking investments in non-financial companies. Huntington and the Bank must each remain “well-capitalized” and “well managed” in order for

Huntington to maintain its status as a FHC. In addition, the Bank must receive a CRA rating of at least “Satisfactory” at its most recent examination for Huntington to engage in the full range of activities permissible for FHCs.
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
The Bank as a National Bank
The Bank is a national banking association chartered under the laws of the United States. As a national bank, the activities of the Bank are limited to those specifically authorized under the National Bank Act and OCC regulations. The Bank is subject to comprehensive primary supervision, regulation, and examination by the OCC. As a member of the DIF, the Bank is also subject to regulation and examination by the FDIC.
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
The Federal Reserve, OCC, and FDIC have broad supervisory and enforcement authority with regard to BHCs and banks, including the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance, and appoint a conservator or receiver. In addition, Huntington, the Bank and other Huntington subsidiaries are subject to supervision, regulation, and examination by the CFPB, which is the primary administrator of most federal consumer financial statutes and Huntington’s primary consumer financial regulator. Supervision and examinations are confidential, and the outcomes of these actions may not be made public.
Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things, prohibit unsafe or unsound practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and terminate deposit insurance.
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations, and supervisory agreements could subject the Company, its subsidiaries, and their respective officers, directors, and institution-affiliated parties to the remedies described above, and other sanctions. In addition, the FDIC may terminate a bank’s deposit insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order, or condition enacted or imposed by the bank’s regulatory agency.
In November 2018, the Federal Reserve adopted a new rating system, the LFI Rating System, to align its supervisory rating system for large financial institutions, including Huntington, with its current supervisory programs for these firms. As compared to the rating system it replaces, which will continue to be used for smaller BHCs, the LFI Rating System places a greater emphasis on capital and liquidity, including related planning and risk management practices. Huntington will receive its first rating under the LFI Rating System in 2020. These ratings will remain confidential.
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
Regulatory Capital Requirements
Huntington and the Bank are subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the Federal Reserve, for Huntington, and by the OCC, for the Bank. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.
Under the U.S. Basel III capital rules, Huntington’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Huntington and the Bank:

•
CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and AOCI. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015, and was scheduled to end on January 1, 2018. Together with the FDIC, the Federal Reserve and OCC have issued proposed rules that would simplify the capital treatment of certain capital deductions and adjustments, and the final phase-in period for these capital deductions and adjustments has been indefinitely delayed. In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years. For further discussion of the new current expected credit loss accounting rule, see Note 2 of the Notes to Consolidated Financial Statements.

•
Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments.

•
Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.

•	Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected on the following page. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, Huntington and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer is now at its fully phased-in level of 2.5%. Throughout 2018, the required Capital Conservation Buffer was 1.875%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. In April 2018, the Federal Reserve issued a proposal that would, among other things, replace the Capital Conservation Buffer with stress buffer requirements for certain large BHCs, including Huntington. Please refer to the Proposed Stress Buffer Requirements section below for further details.
The table below summarizes the capital requirements that Huntington and the Bank must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer) during the remaining transition period for the Capital Conservation Buffer:

	Minimum Basel III Regulatory Capital Ratio Plus Capital Conservation Buffer
	January 1, 2018	January 1, 2019
CET 1 risk-based capital ratio	6.375%	7.00%
Tier 1 risk-based capital ratio	7.875	8.50
Total risk-based capital ratio	9.875	10.50
The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2018, calculated using the regulatory capital methodology applicable during 2018.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2018
(dollar amounts in billions)					Actual
Ratios:
CET 1 risk-based capital ratio	Consolidated	4.50%	6.375%	N/A	9.65%
	Bank	4.50	6.375	6.50%	10.19
Tier 1 risk-based capital ratio	Consolidated	6.00	7.875	6.00	11.06
	Bank	6.00	7.875	8.00	11.21
Total risk-based capital ratio	Consolidated	8.00	9.875	10.00	12.98
	Bank	8.00	9.875	10.00	13.42
Tier 1 leverage ratio	Consolidated	4.00	N/A	N/A	9.10
	Bank	4.00	N/A	5.00	9.23

(1)	Reflects the capital conservation buffer of 1.875% applicable during 2018. Huntington and the Bank already meet the Capital Conservation Buffer at the fully phased-in level of 2.5%.

(2)	Reflects the well-capitalized standard applicable to Huntington under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
As of December 31, 2018, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable Capital Conservation Buffer and the Capital Conservation Buffer on a fully phased-in basis. Based on current estimates, we believe that Huntington and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer, on a fully phased-in basis.
Liquidity Requirements
BHCs with total consolidated assets of $250 billion or more are subject to a minimum LCR, and BHCs with at least $100 billion but less than $250 billion in total consolidated assets, including Huntington, are currently subject to a less stringent modified version of the LCR. The LCR requires Huntington to meet certain liquidity measures by holding an adequate amount of unencumbered high-quality liquid assets, such as Treasury securities and other sovereign debt, to cover its projected net cash outflows over a 30 calendar-day stress scenario window. Because the LCR assigns less severe outflow assumptions to certain types of customer deposits, banks’ demand for and the cost of these deposits may increase. Additionally, the LCR has increased the demand for direct U.S. government and U.S. government-guaranteed debt that, while high quality, generally carry lower yields than other securities BHCs hold in their investment portfolios. Under the Proposed Capital and Liquidity Tailoring Rule, Huntington, as a Category IV banking organization, would be exempt from the LCR.
In addition, in May 2016, the federal bank regulatory agencies proposed a Net Stable Funding Ratio rule, which would require large financial firms to meet certain net stable funding measures by funding themselves with adequate amounts of medium- and long-term funding. As initially proposed, Huntington would be subject to a less stringent modified version of the Net Stable Funding Ratio. Under the Proposed Capital and Liquidity Tailoring Rule, however, Huntington, as a Category IV banking organization, would be exempt from the proposed Net Stable Funding Ratio.

We cannot predict whether the final form of the Proposed Capital and Liquidity Tailoring Rule will exempt Huntington from the LCR and the proposed Net Stable Funding Ratio.
Enhanced Prudential Standards
Under the Dodd-Frank Act, as modified by the Economic Growth Act, BHCs with consolidated assets of more than $100 billion, such as Huntington, are currently subject to certain enhanced prudential standards. As a result, Huntington is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning, and risk management standards, than those applicable to smaller institutions. Certain larger banking organizations are subject to additional enhanced prudential standards.
A rule to implement one other enhanced prudential standard—early remediation requirements—is still under consideration by the Federal Reserve. In June 2018, the Federal Reserve adopted a final rule that established single counterparty credit limits. The new single counterparty credit limits do not apply to BHCs like Huntington that do not have at least $250 billion of total consolidated assets.
As discussed in the Regulatory Environment section above, following the 18-month period after the enactment of the Economic Growth Act, BHCs with consolidated assets between $100 billion and $250 billion, such as Huntington, will be exempt from all enhanced prudential standards that the Federal Reserve has not made applicable to them, with the exception of risk committee requirements. Under the Proposed EPS Tailoring Rule, Huntington, as a Category IV banking organization, would be subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets. As compared to enhanced prudential standards currently applicable to Huntington, under the Proposed EPS Tailoring Rule, Huntington would no longer be subject to company-run stress testing requirements and would be subject to less frequent supervisory stress tests, less frequent internal liquidity stress tests, and reduced liquidity risk management requirements. We cannot predict whether the Proposed EPS Tailoring Rule will be adopted as proposed or whether any changes will be made to it that would affect the enhanced prudential standards applicable to Huntington. In addition, future rulemakings to implement the Economic Growth Act may further change the enhanced prudential standards applicable to Huntington.
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
Under revised CCAR rules that became effective on March 6, 2017, the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis. Instead, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning. In April 2018, the Federal Reserve issued a proposal to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements, which would make changes to capital planning and stress testing processes for BHCs subject to the proposed rule, including Huntington.  Please refer to the Proposed Stress Buffer Requirements section below for further details. In addition, the Federal Reserve has stated that, as part of a future rulemaking to implement the Economic Growth Act, it may further streamline the CCAR rules and other capital planning requirements applicable to certain BHCs with consolidated assets between $100 billion and $250 billion, including Huntington.
Huntington submitted its 2018 capital plan to the Federal Reserve in April 2018. The Federal Reserve did not object to Huntington’s 2018 capital plan. On February 5, 2019, the Federal Reserve announced that certain less-complex U.S. BHCs with less than $250 billion in total consolidated assets, including Huntington, would not be subject to supervisory stress testing, company-run stress testing, or the CCAR process for the 2019 capital plan and stress test cycle. Those BHCs, including Huntington, remain subject to the requirement to develop and maintain a capital plan, and the board of directors (or designated subcommittee thereof) at those BHCs remain subject to the requirement to review and approve the BHC’s capital plan.  If Huntington chooses to submit a capital plan to the FRB in the 2019 capital plan cycle, it will be subject to a supervisory stress test by the FRB. There can be no assurance that the Federal Reserve will respond favorably to Huntington’s future capital plans, capital actions, or stress test results.
Stress Testing
Huntington is subject to annual supervisory stress tests. These supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on Huntington’s capital. Huntington also must conduct semi-annual company-run stress tests, the results of which are filed with the Federal Reserve and publicly disclosed. The objective of the annual company-run stress test is to ensure that covered institutions have robust, forward-looking capital planning processes that account for their unique risks and to help ensure that covered institutions have sufficient capital to continue operations throughout times of economic and financial stress. The results of these annual stress tests must be publicly disclosed.
As noted above, Huntington is not subject to supervisory stress testing or company-run stress testing for the 2019 stress test cycle.
Under the Proposed EPS Tailoring Rule, Huntington, as a Category IV banking organization, would no longer be subject to company-run stress testing requirements and would be subject to supervisory stress tests every two years, instead of annually.  In addition, on December 18, 2018, the OCC proposed a rule to implement the Economic Growth Act that would change the minimum threshold at which company-run stress test requirements apply for national banks to $250 billion in total consolidated assets. Under this proposed rule, the Bank would no longer be subject to company-run stress testing requirements. We cannot predict whether the Proposed EPS Tailoring Rule or the OCC’s proposed rule will be adopted as proposed or whether any changes will be made to either rule that would affect the stress testing requirements applicable to Huntington or the Bank.
Proposed Stress Buffer Requirements
On April 10, 2018, the Federal Reserve issued a proposal to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The proposal, which would apply to certain BHCs, including Huntington, would introduce a stress capital buffer and a stress leverage buffer, or stress buffer requirements, and related changes to the capital planning and stress testing processes.
For risk-based capital requirements, the stress capital buffer would replace the existing Capital Conservation Buffer, which is 2.5% as of January 1, 2019. The stress capital buffer would equal the greater of (i) the maximum decline in our CET1 Risk-Based Capital Ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected risk-weighted assets for each of the fourth through seventh quarters of the supervisory stress test projection period, and (ii) 2.5%.
Like the stress capital buffer, the stress leverage buffer would be calculated based on the results of our most recent supervisory stress tests. The stress leverage buffer would equal the maximum decline in our Tier 1 Leverage Ratio under the severely adverse scenario, plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected leverage ratio denominator for each of the fourth through seventh quarters of the supervisory stress test projection period. No floor would be established for the stress leverage buffer, which would apply in addition to the current minimum Tier 1 Leverage Ratio of 4%.
The proposal would make related changes to capital planning and stress testing processes for BHCs subject to the stress buffer requirements. In particular, the proposal would limit projected capital actions to planned common stock dividends in the fourth through seventh quarters of the supervisory stress test projection period and would assume that BHCs maintain a constant level of assets and risk-weighted assets throughout the supervisory stress test projection period.
In November 2018, the Federal Reserve’s Vice Chairman for Supervision stated that the Federal Reserve does not expect that the proposed stress buffer requirements will go into effect before 2020, and that, while the Federal Reserve expects to finalize certain elements of those requirements as proposed, other elements of the proposal will be re-proposed and again subject to public comment.
Restrictions on Dividends
Huntington is a legal entity separate and distinct from its banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of Huntington’s subsidiaries, our ability to pay dividends and repurchase shares depends upon our receipt of dividends from these subsidiaries. Under federal law, there are various limitations on the extent to which the Bank can declare and pay dividends to Huntington, including those related to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices, and federal banking law requirements concerning the payment of dividends out of net profits, surplus, and available earnings. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to Huntington. No assurances can be given that the Bank will, in any circumstances, pay dividends to Huntington.
Huntington’s ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. As discussed in the Capital Planning section above, a BHC may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected.
Huntington and the Bank must maintain the applicable CET1 Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. As of January 1, 2019, the fully phased in Capital Conservation Buffer is 2.5%. For more information on the Capital Conservation Buffer and the stress buffer requirements that the Federal Reserve has proposed that would replace the Capital Conservation Buffer for BHCs, see the Regulatory Capital Requirements section and Proposed Stress Buffer Requirements sections above, respectively.
Federal Reserve policy provides that a BHC should not pay dividends unless (1) the BHC’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality, and overall financial condition of the BHC and its subsidiaries, and (3) the BHC will continue to meet minimum required capital adequacy ratios. Accordingly, a BHC should not pay cash dividends that can only be funded in ways that weaken the BHC’s financial health, such as by borrowing. The policy also provides that a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Volcker Rule
Under the Volcker Rule, we are prohibited from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of covered funds to be retained. They also permit the offering and sponsoring of covered funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities, such as us. We have put in place the compliance programs required by the Volcker Rule and have either divested or received extensions for any holdings in illiquid covered funds.
The five federal agencies implementing the Volcker Rule regulations have approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. As of December 31, 2018, we had no investments in trust preferred securities.
In May 2018, the five federal agencies with rulemaking authority with respect to the Volcker Rule released a proposal to revise the Volcker Rule. The proposal would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies. If adopted, the proposed changes to the definition of trading account would likely expand the scope of investing and trading activities subject to the Volcker Rule’s restrictions. We are currently evaluating the potential impact that this proposed rule would have on our investing and trading activities.
Recovery and Resolution Planning
As a BHC with assets of $50 billion or more, Huntington is currently required to submit annually to the Federal Reserve and the FDIC a resolution plan for the orderly resolution of Huntington and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency laws in a rapid and orderly fashion in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and the deficiencies are not cured in a timely manner, they may jointly impose on us more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. If we were to fail to address the deficiencies in our resolution plan when required, we could eventually be required to divest certain assets or operations. Huntington submitted its resolution plan to the Federal Reserve and the FDIC on December 21, 2017. The Federal Reserve and FDIC have extended the filing deadline for certain BHCs, including Huntington, and as a result Huntington’s next resolution plan is not due to the Federal Reserve and FDIC until December 31, 2019. In addition, the Bank is required to periodically file a separate resolution plan with the FDIC. The public versions of the resolution plans previously submitted by Huntington and the Bank are available on the FDIC’s website and, in the case of Huntington’s resolution plans, also on the Federal Reserve’s website.
The Economic Growth Act raised the threshold for BHC resolution plans to $250 billion in consolidated assets, but BHCs with consolidated assets between $100 billion and $250 billion, including Huntington, continue to be subject to this requirement for 18 months after the Economic Growth Act’s date of enactment, and the Federal Reserve and FDIC may require such BHCs to remain subject to these requirements. The Federal Reserve and the FDIC have stated that they will propose a rule to amend the applicability of resolution planning requirements for BHCs with between $100 billion and $250 billion in consolidated assets. We cannot predict whether and to what extent Huntington will continue to be subject to the resolution plan requirements as a result of any final rule resulting from this proposal.
The Economic Growth Act did not change the FDIC’s rules that require the Bank to periodically file a separate resolution plan. The FDIC’s Chairman, however, has indicated that the FDIC intends to release an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity, and risk profile. Until the FDIC’s revisions to its bank resolution plan requirement are finalized, no bank resolution plans will be required to be filed.
The Bank had previously been required to develop and maintain a recovery plan that is appropriate for its individual size, risk profile, activities, and complexity, including the complexity of its organizational and legal entity structure under OCC guidelines that establish enforceable standards for recovery planning for insured national banks. On December 27, 2018, the OCC finalized an amendment to its guidelines that, among other things, raised the threshold at which banks become subject to the OCC’s recovery planning guidelines to $250 billion in total consolidated assets. This increased threshold became effective on January 28, 2019, and as a result, the Bank is no longer subject to the OCC’s recovery planning guidelines.
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
FDIC as Receiver or Conservator of Huntington
Upon the insolvency of an insured depository institution, such as the Bank, the FDIC may be appointed as the conservator or receiver of the institution. Under the Orderly Liquidation Authority, upon the insolvency of a BHC, such as Huntington, the FDIC may be appointed as conservator or receiver of the BHC, if certain findings are made by the FDIC, the Federal Reserve, and the Secretary of the Treasury, in consultation with the President. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of the institution without the approval of the institution’s creditors.
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
Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between a bank and its holding company and companies that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.

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
Anti-Money Laundering
The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to provide its employees with AML training, designate an AML compliance officer, and undergo an annual, independent audit to assess the effectiveness of its AML program. The Bank has implemented policies, procedures, and internal controls that are designed to comply with these AML requirements. In May 2016, FinCEN, which is a unit of the Treasury Department that drafts regulations implementing the Patriot Act and other AML legislation, issued final rules governing enhanced customer due diligence. The rules impose several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies, and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rules. The rules contain an exemption for insurance premium financing transactions, but cash refunds issued in connection with such transactions are not exempt, thus requiring verification of beneficial ownership before cash refunds may be issued to borrowers. Bank regulators are focusing their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.
OFAC Regulation
OFAC is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals, and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Data Privacy
Federal and state law contains extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations as applicable. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. In California the CCPA may be interpreted or applied in a manner inconsistent with our understanding or similar laws may be adopted by other states where we operate. We are continuing to assess the impact of the CCPA on our business. The federal government may also pass data privacy or data protection legislation.
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
FDIC Insurance
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor and is funded through assessments on insured depository institutions, based on the risk each institution poses to the DIF. The Bank accepts customer deposits that are insured by the DIF and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile. Until September 30, 2018, banks with $10 billion or more in total assets, such as the Bank, were required to pay an assessment surcharge. This requirement ended effective September 30, 2018, as a result of the FDIC’s reserve ratio exceeding 1.35%.
The FDIC issued a rule that requires large insured depository institutions, including the Bank, to enhance their deposit account recordkeeping and related information technology system capabilities to facilitate prompt payment of insured deposits if such an institution were to fail. We must comply with these new requirements by April 1, 2020.
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
Cybersecurity
The CISA is intended to improve cybersecurity in the United States by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.
In October 2016, the federal bank regulatory agencies issued an ANPR regarding enhanced cyber risk management standards which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank.

The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.
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
The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering the bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The Federal Reserve also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by Huntington or the Bank. The Bank received a CRA rating of “Outstanding” in its most recent examination.
Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on August 28, 2018, the OCC issued an ANPR to solicit ideas for building a new CRA framework. It is too early to tell whether any changes will be made to applicable CRA requirements.
Transaction Account Reserves
Federal Reserve rules require depository institutions to maintain reserves against their transaction accounts, primarily negotiable order of withdrawal (NOW) and regular checking accounts. For 2019, the first $16.3 million of covered balances are exempt from the reserve requirement, aggregate balances between $16.3 million and $124.2 million are subject to a 3% reserve requirement, and aggregate balances above $124.2 million are subject to a 10% reserve requirement. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with these requirements.
Debit Interchange Fees
We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including the Bank, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These fees impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks.
Consumer Protection Regulation and Supervision
We are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws. We are also subject to certain state consumer protection laws, and under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services.
The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, HMDA requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company.
Available Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information, including any related amendments, filed by us with, or furnished by us to, the SEC are also available free of charge at our Internet web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the Nasdaq National Market at 33 Whitehall Street, New York, New York 10004.

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

•
Operational and Legal risk, which is the risk of loss arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal fraud, external fraud, inadequate or inappropriate employment practices and workplace safety, failure to meet professional obligations involving customers, products, and business practices, damage to physical assets, business disruption and systems failures, and failures in execution, delivery, and process management.  Legal risk includes, but is not limited to, exposure to orders, fines, penalties, or punitive damages resulting from litigation, as well as regulatory actions;

•
Compliance risk, which exposes us to money penalties, enforcement actions, or other sanctions as a result of non-conformance with laws, rules, and regulations that apply to the financial services industry;

•
Strategic risk, which is defined as risk to current or anticipated earnings, capital, or enterprise value arising from adverse business decisions, improper implementation of business decisions or lack of responsiveness to industry / market changes; and

•
Reputation risk, which is the risk that negative publicity regarding an institution’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.

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
Our business depends on the creditworthiness of our customers. Our ACL of $868 million at December 31, 2018, represented Management’s estimate of probable losses inherent in our loan and lease portfolio (ALLL) as well as our unfunded loan commitments and letters of credit (AULC). We regularly review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
In addition, regulatory review of risk ratings and loan and lease losses may impact the level of the ACL and could have a material adverse effect on our financial condition and results of operations.
Furthermore, in June 2016, the FASB issued a new current expected credit loss rule, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are required to adopt the current expected credit loss rule in 2020 and expect to recognize a one-time cumulative effect adjustment to our ACL and retained earnings as of January 1, 2020. The current expected credit loss model could materially affect how we determine our ACL and report our financial condition and results of operations. For further discussion, see Note 2 of the Notes to Consolidated Financial Statements
Weakness in economic conditions could adversely affect our business.
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
Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, after an extended period during which the Federal Reserve increased the size of its balance sheet substantially above historical levels through the purchase of debt securities, the Federal Reserve has begun to reduce the size of its balance sheet from these elevated levels, which might also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.
After a prolonged period of low and relatively stable interest rates, interest rates rose over the course of 2017 and 2018, although interest rates continue to remain low by historical standards.
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
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other banks and financial service companies that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. Technological advances have made it possible for our non-bank competitors to offer products and services that traditionally were banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including mobile payments, online deposit accounts, electronic payment processing, and marketplace lending, without having a physical presence where their customers are located. Legislative or regulatory changes also could lead to increased competition in the financial services sector. For example, the Economic Growth Act and, if adopted, the Proposed Tailoring Rules reduce the regulatory burden of certain large BHCs and raise the asset thresholds at which more onerous requirements apply, which could cause certain large BHCs to become more competitive or to more aggressively pursue expansion. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service by investing in new products and services, electronic platforms, personal contacts, pricing, and range of products. If we are unable to successfully compete for new customers and retain our current customers, our business, financial condition, or results of operations may be adversely affected. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, or a desire to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.  For more information, refer to “Competition” section of Item 1. Business.
Uncertainty about the future of LIBOR may adversely affect our business.
LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Finance Rate as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish the Secured Overnight Financing Rate in April 2018.  The Secured Overnight Financing Rate is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether the Secured Overnight Financing Rate will become an accepted alternative to LIBOR.
The market transition away from LIBOR to an alternative reference rate, such as the Secured Overnight Financing Rate, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of Huntington’s LIBOR-based assets and liabilities, which include certain variable rate loans, Huntington’s Series B preferred stock, certain of Huntington’s junior subordinated debentures, certain of the Bank’s senior notes and certain other securities or financial arrangements;

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of Huntington’s preparation and readiness for the replacement of LIBOR with an alternative reference rate; and

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.
The transition away from LIBOR to an alternative reference rate will require the transition to or development of appropriate systems and analytics to effectively transition Huntington’s risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as the Secured Overnight Financing Rate. Huntington has developed a LIBOR transition team and project plan that outlines timelines and priorities to prepare its processes, systems and people to support this transition. Timelines and priorities include assessing the impact on our customers, as well as assessing system requirements for operational processes. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.
The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

Liquidity Risks:
Changes in either Huntington’s financial condition or in the general banking industry could result in a loss of depositor confidence.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers. The board of directors establishes liquidity policies, including contingency funding plans, and limits, and management establishes operating guidelines for liquidity.
Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general and us in particular. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, the LCR, etc.), changes in the financial condition of Huntington, other banks, or the banking industry in general, changes in the interest rates our competitors pay on their deposits, and other events which can impact the perceived safety or economic benefits of bank deposits. Recently, competition for deposits has increased and interest rates paid on deposits have generally risen. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market related, geopolitical, or other events could impact the liquidity derived from deposits.
We are a holding company and depend on dividends by our subsidiaries for most of our funds.
Huntington is an entity separate and distinct from the Bank. The Bank conducts most of our operations, and Huntington depends upon dividends from the Bank to service Huntington’s debt and to pay dividends to Huntington’s shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could limit the payment of dividends or other payments to Huntington by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred and Common Stock could have a material adverse effect on the market price of our Preferred and Common Stock. Additional information regarding dividend restrictions is provided in Item 1. Regulatory Matters.
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
A reduction in our credit rating could adversely affect our access to capital and could increase our cost of funds.
The credit rating agencies regularly evaluate Huntington and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of Huntington or the Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability, and financial condition, including liquidity.
Operational and Legal Risks:
Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our results of operations, liquidity, and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance, or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup, or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes, and floods; disease pandemics; cyber-attacks; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities, or identity theft. Our business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products, and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, and other information of ours, our employees, our customers, or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and “spear phishing” attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers, or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.
We also face indirect technology, cybersecurity, and operational risks relating to the customers, clients, and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack, or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, or other information or security breach, termination, or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk, or expand our business.
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
For more information on litigation risks, see Note 20 to the Consolidated Financial Statements.
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
Moreover, negative public opinion can result from our actual or alleged conduct in any number of activities, including clients, products, and business practices; corporate governance; acquisitions; and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can also expose us to litigation and regulatory action.
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
For further discussion, see Note 2 to the Consolidated Financial Statements.
Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, the discount rates used in the income approach to fair value, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2018, the book value of our goodwill was $2.0 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
Negative publicity could damage our reputation and could significantly harm our business.
Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry in general was damaged as a result of the financial crisis that started in 2008. We face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, conflicts of interest, litigation, GSE or regulatory actions, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release of confidential information due to cyber-attacks or otherwise, and the activities of our clients, customers, and counterparties, including vendors. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation, indirectly by association. All of these could adversely affect our growth, results of operation, and financial condition.
We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. The loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer, and the value of our stock could be materially adversely affected. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or operating results.
Compliance Risks:
We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us.
The banking industry is highly regulated. We are subject to supervision, regulation, and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole-not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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
We are also required to maintain minimum capital ratios and the Federal Reserve and OCC may determine that Huntington and/or the Bank, based on size, complexity, or risk profile, must maintain capital ratios above these minimums in order to operate in a safe and sound manner. In the event we are required to raise capital to maintain required minimum capital and leverage ratios or ratios above the required applicable minimums, we may be forced to do so when market conditions are undesirable or on terms that are less favorable to us than we would otherwise require. Furthermore, in order to prevent becoming subject to restrictions on our ability to distribute capital or make certain discretionary bonus payments to management, we must maintain a Capital Conservation Buffer (of 1.875% in 2018 and 2.5% as of January 1, 2019), which is in addition to our required minimum capital ratios.
We are also currently subject to a modified LCR requirement that requires Huntington to maintain an adequate amount of unencumbered high-quality liquid assets, such as Treasury securities and other sovereign debt, to cover projected net cash outflows over a 30 calendar-day stress scenario window. Because the LCR assigns less severe outflow assumptions to certain types of customer deposits, banks’ demand for and the cost of these deposits may increase. Additionally, the LCR has increased the demand for direct U.S. government and U.S. government-guaranteed debt that, while high quality, generally carry lower yields than other securities BHCs hold in their investment portfolios.
For more information regarding CCAR, stress testing, and capital and liquidity requirements, including several proposed rules that would alter, reduce, or eliminate certain of these requirements as they apply to Huntington, refer to Item 1: Business - Regulatory Matters.
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
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject increased in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Compliance with these laws and regulations have resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations, especially those that apply to our consumer operations, which has been an area of heightened focus, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.
We may become subject to more stringent regulatory requirements and activity restrictions if the Federal Reserve and FDIC determine that our resolution plan is not credible.
Huntington is required to submit annually to the Federal Reserve and the FDIC a resolution plan for its orderly resolution under the U.S. Bankruptcy Code. If the Federal Reserve and the FDIC jointly determine that our resolution plan is not credible, we could become subjected to more stringent capital, leverage or liquidity requirements or restrictions, or restrictions on our growth, activities, or operations. If we were to fail to address deficiencies in our resolution plan when required, we could eventually be required to divest certain assets or operations in ways that could negatively impact our operations and strategy.
For more information regarding resolution planning requirements, refer to Item 1: Business - Regulatory Matters.
Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss.
The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. FinCEN, a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the United States Department of Justice, Drug Enforcement Administration, and IRS.
There is also increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures, and systems are deemed deficient or the policies, procedures, and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which would negatively impact our business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
For more information regarding the Bank Secrecy Act, Patriot Act, anti-money laundering requirements and OFAC-administered sanctions, refer to Item 1: Business - Regulatory Matters.
Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity, refer to Item 1: Business - Regulatory Matters.
We receive, maintain, and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure, and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. For more information regarding data privacy laws and regulations, refer to Item 1: Business - Regulatory Matters.
We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer, or data retention laws are implemented, interpreted, or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation, or regulatory enforcement actions or ordered to change our business practices, policies, or systems in a manner that adversely impacts our operating results.
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
Our other major properties consist of the following:

Description	Location	Own	Lease
Indianapolis Main	Indianapolis, IN	✓
Flint South (own building, lease portion of land, own portion of land)	Flint, MI	✓	✓
Flint West (own building, lease land)	Flint, MI	✓	✓
Holland Operations Center	Holland, MI		✓
Downtown Saginaw	Saginaw, MI	✓
Tower Building - Office	Akron, OH	✓
Cascade III (own building, lease land)	Akron, OH	✓	✓
Operations Center	Akron, OH	✓
Cleveland - Public Square (lease a portion of building)	Cleveland, OH		✓
Easton - HNB Business Service Center	Columbus, OH	✓
Capitol Square	Columbus, OH	✓
Gateway Center	Columbus, OH	✓
Huntington Center (lease a portion of building)	Columbus, OH		✓
Northland Center	Columbus, OH		✓
Huntington Plaza	Columbus, OH	✓
Crosswoods - Mortgage Group	Columbus, OH		✓
Court Street	Elyria, OH	✓
Parma NORC	Parma, OH		✓
Toledo Corporate Building	Toledo, OH	✓
Mahoning Federal Plaza Building	Youngstown, OH	✓
New Castle Building	New Castle, PA	✓
Pittsburgh Main (lease a portion of building)	Pittsburgh, PA		✓
Charleston Main	Charleston, WV		✓
The major properties occupied by the Company are used across all of the business segments and for corporate purposes.
Item 3: Legal Proceedings
Information required by this item is set forth in Note 20 of the Notes to Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures

Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. As of January 31, 2019, we had 28,724 shareholders of record.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: Business - Regulatory Matters and in Note 21 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2013, through December 31, 2018. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2013, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

	2013	2014	2015	2016	2017	2018
HBAN	$100	$111	$120	$147	$166	$141
S&P 500	$100	$114	$115	$129	$157	$150
KBW Bank Index	$100	$109	$110	$141	$167	$138
For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.
The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2018 to October 31, 2018	7,149,221	$14.55	$273,010,029
November 1, 2018 to November 30, 2018	194,400	14.43	270,204,137
December 1, 2018 to December 31, 2018	7,622,627	12.23	177,010,035
Total	14,966,248	$13.36	$177,010,035

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.

(2)
The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On June 28, 2018, Huntington was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted in the 2018 CCAR. These actions included a 27% increase in quarterly dividend per common share to $0.14, starting in the third quarter of 2018, the repurchase of up to $1.068 billion of common stock over the next four quarters (July 1, 2018 through June 30, 2019), and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities. Any capital actions, including those contemplated in the above announced actions, are subject to consideration and evaluation by Huntington’s Board of Directors.
On July 17, 2018, the Board authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter. During the 2018 fourth quarter, Huntington repurchased a total of 15 million shares at a weighted average share price of $13.36.

Item 6: Selected Financial Data

Table 1 - Selected Annual Income Statement Data (1)
(dollar amounts in millions, share amounts in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014
Interest income	$3,949	$3,433	$2,632	$2,115	$1,976
Interest expense	760	431	263	164	139
Net interest income	3,189	3,002	2,369	1,951	1,837
Provision for credit losses	235	201	191	100	81
Net interest income after provision for credit losses	2,954	2,801	2,178	1,851	1,756
Noninterest income	1,321	1,307	1,150	1,039	979
Noninterest expense	2,647	2,714	2,408	1,976	1,882
Income before income taxes	1,628	1,394	920	914	853
Provision for income taxes	235	208	208	221	221
Net income	1,393	1,186	712	693	632
Dividends on preferred shares	70	76	65	32	32
Net income applicable to common shares	$1,323	$1,110	$647	$661	$600
Net income per common share—basic	$1.22	$1.02	$0.72	$0.82	$0.73
Net income per common share—diluted	1.20	1.00	0.70	0.81	0.72
Cash dividends declared per common share	0.50	0.35	0.29	0.25	0.21
Balance sheet highlights
Total assets (period end)	$108,781	$104,185	$99,714	$71,018	$66,283
Total long-term debt (period end)	8,625	9,206	8,309	7,042	4,321
Total shareholders’ equity (period end)	11,102	10,814	10,308	6,595	6,328
Average total assets	104,982	101,021	83,054	68,560	62,483
Average total long-term debt	8,992	8,862	8,048	5,585	3,479
Average total shareholders’ equity	11,059	10,611	8,391	6,536	6,270
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income (2)	4.12%	3.77%	3.50%	3.41%	3.47%
Interest expense	0.79	0.47	0.34	0.26	0.24
Net interest margin (2)	3.33%	3.30%	3.16%	3.15%	3.23%
Return on average total assets	1.33%	1.17%	0.86%	1.01%	1.01%
Return on average common shareholders’ equity	13.4	11.6	8.6	10.7	10.2
Return on average tangible common shareholders’ equity (3), (7)	17.9	15.7	10.7	12.4	11.8
Efficiency ratio (4)	56.9	60.9	66.8	64.5	65.1
Dividend payout ratio	41.0	34.3	40.3	30.5	28.8
Average shareholders’ equity to average assets	10.53	10.50	10.10	9.53	10.03
Effective tax rate	14.5	14.9	22.6	24.2	25.9
Non-regulatory capital
Tangible common equity to tangible assets (period end) (5), (7)	7.21	7.34	7.16	7.82	8.17
Tangible equity to tangible assets (period end) (6), (7)	8.34	8.39	8.26	8.37	8.76
Tier 1 common risk-based capital ratio (period end) (7), (8)	N.A.	N.A.	N.A.	N.A.	10.23
Tier 1 leverage ratio (period end) (8)	N.A.	N.A.	N.A.	N.A.	9.74
Tier 1 risk-based capital ratio (period end) (8)	N.A.	N.A.	N.A.	N.A.	11.50
Total risk-based capital ratio (period end) (8)	N.A.	N.A.	N.A.	N.A.	13.56
Capital under current regulatory standards (Basel III)
CET 1 risk-based capital ratio	9.65%	10.01%	9.56%	9.79%	N.A.
Tier 1 leverage ratio (period end)	9.10	9.09	8.70	8.79	N.A.
Tier 1 risk-based capital ratio (period end)	11.06	11.34	10.92	10.53	N.A.
Total risk-based capital ratio (period end)	12.98	13.39	13.05	12.64	N.A.
Other data
Full-time equivalent employees (average)	15,693	15,770	13,858	12,243	11,873
Domestic banking offices (period end)	954	966	1,115	777	729

(1)
Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” in the Discussion of Results of Operations for additional discussion regarding these key factors.

(2)	On an FTE basis assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

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
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report. The forward-looking statements in this section and other parts of this report involve assumptions, risks, uncertainties, and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements” and those set forth in Item 1A.
EXECUTIVE OVERVIEW
2018 Financial Performance Review
In 2018, we reported net income of $1.4 billion, a 17% increase from the prior year. Earnings per common share on a diluted basis for the year was $1.20, up 20% from the prior year.
Fully-taxable equivalent net interest income for 2018 increased $167 million, or 5%, from 2017. This reflected the impact of 4% average earning asset growth, a three basis point increase in the NIM to 3.33%, partially offset by 7% average interest-bearing liability growth. Average earning asset growth included a $4.4 billion, or 6%, increase in average loans and leases, partially offset by a $0.4 billion, or 2%, decrease in average securities. The NIM expansion reflected a 35 basis point positive impact from the mix and yield on earning assets and a 10 basis point increase in the benefit from noninterest-bearing funding, partially offset by a 42 basis point increase in funding costs.
The provision for credit losses was $235 million, up $34 million, or 17%. The increase in provision expense over the prior year are primarily attributed to loan balance growth across the portfolio.
Noninterest income was $1.3 billion, up $14 million, or 1%, from the prior year. Card and payment processing income increased $18 million, or 9%, due to higher check card interchange income and underlying customer growth. Trust and investment management services increased $15 million, or 10%, primarily reflecting increased sales production and year over year market growth. Capital markets fees increased $15 million, or 20%, reflecting increased sales of interest rate, foreign exchange and commodity derivatives as well as fees as a result of the acquisition of Hutchinson, Shockey, Erley & Co. (HSE). Service charges on deposit accounts increased $11 million, or 3%, due to an increase in both personal and corporate service charges. These increases were partially offset by a $23 million, or 18% decrease in mortgage banking income, due to lower margin on loans sold, $17 million, or 425%, increase in securities losses reflecting portfolio repositioning completed in the 2018 fourth quarter and a $5 million, or 3%, decrease in other income primarily reflecting an unfavorable Visa Class B derivative fair value adjustment.
Noninterest expense was $2.6 billion, down $67 million, or 2%, from the prior year. Reported noninterest expense was impacted by FirstMerit acquisition-related expenses totaling $154 million, offset by branch and facility consolidation-related expenses and personnel costs. Net occupancy expense decreased $28 million, or 13%, primarily reflecting $52 million of prior year acquisition-related expense, lower occupancy related expenses and reserves, partially offset by $28 million of branch and facility consolidation-related expense. Outside data processing and other services decreased $19 million, or 6%, primarily reflecting $24 million of acquisition-related expense in the year-ago period, partially offset by higher technology investment costs. Deposit and other insurance expense decreased $15 million, or 19%, primarily due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Other noninterest expense decreased $14 million, or 6%, reflecting $9 million of acquisition-related expense in the year-ago period, as well as declines in franchise and other taxes. Professional services decreased $9 million, or 13%, primarily reflecting $10 million of acquisition-related expense in the year-ago period. Equipment decreased $7 million, or 4%, primarily due to $16 million in acquisition-related costs in the year-ago period, partially offset by $7 million of branch and facility consolidation-related expense in the 2018 fourth quarter. Marketing decreased $7 million, or 12%, driven by a decrease in promotional expense, partially offset by an increase in advertising. Partially offsetting these decreases, personnel costs increased $35 million, or 2%, primarily reflecting higher benefit costs and merit increases.
The tangible common equity to tangible assets ratio was 7.21%, down 13 basis points. The regulatory Common Equity Tier 1 (CET1) risk-based capital ratio was 9.65%, down 36 basis points. The regulatory Tier 1 risk-based capital ratio was 11.06%, down 28 basis points.
Consistent with the 2018 CCAR capital plan, the Company repurchased $939 million of common stock during 2018 at an average cost of $15.23 per share. Included in the share repurchase activity, the Company completed a $400 million ASR which effectively offset the impact of the $363 million Series A preferred equity conversion in the 2018 first quarter.

Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
Economy
Our view of 2019 from a balance sheet growth perspective remains unchanged, generally consistent with our view of overall economic activity. The underlying fundamentals of our local economies are positive, and businesses are generally performing well and we are optimistic about 2019. Our loan pipelines remain steady, and credit metrics remain strong. We are executing on our new strategic plan and continue to invest to drive organic growth. The plan entails low execution risk and builds on the success of the past two strategic plans. At the same time, given recent market volatility, we are reverting to our historic practice of assuming no interest rate hikes in our revenue expectation and are adjusting our expense expectation as a result. We are focused on what we can control to drive long-term performance.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in the Regulatory Matters section included in Item 1 of this Form 10-K.

Table 2 - Selected Annual Income Statements (1)
(dollar amounts in millions, share amounts in thousands)
	Year Ended December 31,
		Change from 2017			Change from 2016
	2018	Amount	Percent	2017	Amount	Percent	2016
Interest income	$3,949	$516	15%	$3,433	$801	30%	$2,632
Interest expense	760	329	76	431	168	64	263
Net interest income	3,189	187	6	3,002	633	27	2,369
Provision for credit losses	235	34	17	201	10	5	191
Net interest income after provision for credit losses	2,954	153	5	2,801	623	29	2,178
Service charges on deposit accounts	364	11	3	353	29	9	324
Card and payment processing income	224	18	9	206	37	22	169
Trust and investment management services	171	15	10	156	33	27	123
Mortgage banking income	108	(23)	(18)	131	3	2	128
Capital markets fees	91	15	20	76	16	27	60
Insurance income	82	1	1	81	(3)	(4)	84
Bank owned life insurance income	67	—	—	67	9	16	58
Gain on sale of loans and leases	55	(1)	(2)	56	9	19	47
Securities gains (losses)	(21)	(17)	(425)	(4)	(4)	(100)	—
Other income	180	(5)	(3)	185	28	18	157
Total noninterest income	1,321	14	1	1,307	157	14	1,150
Personnel costs	1,559	35	2	1,524	175	13	1,349
Outside data processing and other services	294	(19)	(6)	313	8	3	305
Net occupancy	184	(28)	(13)	212	59	39	153
Equipment	164	(7)	(4)	171	6	4	165
Deposit and other insurance expense	63	(15)	(19)	78	24	44	54
Professional services	60	(9)	(13)	69	(36)	(34)	105
Marketing	53	(7)	(12)	60	(3)	(5)	63
Amortization of intangibles	53	(3)	(5)	56	26	87	30
Other expense	217	(14)	(6)	231	47	26	184
Total noninterest expense	2,647	(67)	(2)	2,714	306	13	2,408
Income before income taxes	1,628	234	17	1,394	474	52	920
Provision for income taxes	235	27	13	208	—	—	208
Net income	1,393	207	17	1,186	474	67	712
Dividends on preferred shares	70	(6)	(8)	76	11	17	65
Net income applicable to common shares	$1,323	$213	19%	$1,110	$463	72%	$647
Average common shares—basic	1,081,542	(3,144)	—%	1,084,686	180,248	20%	904,438
Average common shares—diluted	1,105,985	(30,201)	(3)	1,136,186	217,396	24	918,790
Per common share:
Net income—basic	$1.22	$0.20	20%	$1.02	$0.30	42%	$0.72
Net income—diluted	1.20	0.20	20	1.00	0.30	43	0.70
Cash dividends declared	0.50	0.15	43	0.35	0.06	21	0.29
Revenue—FTE
Net interest income	$3,189	$187	6%	$3,002	$633	27%	$2,369
FTE adjustment	30	(20)	(40)	50	7	16	43
Net interest income(2)	3,219	167	5	3,052	640	27	2,412
Noninterest income	1,321	14	1	1,307	157	14	1,150
Total revenue(2)	$4,540	$181	4%	$4,359	$797	22%	$3,562

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” in the Discussion of Results of Operations.

(2)	On a fully-taxable equivalent (FTE) basis assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

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
Significant Items
Earnings comparisons among the three years ended December 31, 2018, 2017, and 2016 were impacted by a number of Significant Items summarized below.
There were no Significant Items in 2018.
Significant Items included in 2017 and 2016 were:

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
The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in millions, except per share data)	2018		2017		2016
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$1,393		$1,186		$712
Earnings per share, after-tax		$1.20		$1.00		$0.70

Significant items—favorable (unfavorable) impact:	Earnings	EPS	Earnings	EPS	Earnings	EPS

Federal tax reform-related tax benefit	$—		$—		$—
Tax impact	—		123		—
Federal tax reform-related tax benefit, after-tax	$—	$—	$123	$0.11	$—	$—

Mergers and acquisitions, net expenses	$—		$(152)		$(282)
Tax impact	—		53		95
Mergers and acquisitions, after-tax	$—	$—	$(99)	$(0.09)	$(187)	$(0.20)

Litigation reserves	$—		$—		$42
Tax impact	—		—		(15)
Litigation reserves, after-tax	$—	$—	$—	$—	$27	$0.03

(1)	Based upon the annual average outstanding diluted common shares.

Net Interest Income / Average Balance Sheet
Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans, securities, and direct financing leases), and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a fully-taxable equivalent basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.
The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2018			2017
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis (2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$189	$274	$463	$423	$234	$657
Investment securities	(10)	35	25	157	6	163
Other earning assets	5	3	8	(14)	2	(12)
Total interest income from earning assets	184	312	496	566	242	808
Deposits	16	195	211	29	49	78
Short-term borrowings	(2)	25	23	7	13	20
Long-term debt	3	92	95	17	53	70
Total interest expense of interest-bearing liabilities	17	312	329	53	115	168
Net interest income	$167	$—	$167	$513	$127	$640

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
(dollar amounts in millions)	Average Balances
		Change from 2017			Change from 2016
Fully-taxable equivalent basis (1)	2018	Amount	Percent	2017	Amount	Percent	2016
Assets
Interest-bearing deposits in Federal Reserve Bank (2)	$122	$122	100%	$—	$—	—%	$—
Interest-bearing deposits in banks	88	(11)	(11)	99	(1)	(1)	100
Securities:
Trading account securities	96	(6)	(6)	102	35	52	67
Available-for-sale securities:
Taxable	10,700	(1,203)	(10)	11,903	3,042	34	8,861
Tax-exempt	3,463	282	9	3,181	465	17	2,716
Total available-for-sale securities	14,163	(921)	(6)	15,084	3,507	30	11,577
Held-to-maturity securities—taxable	8,643	535	7	8,108	2,415	42	5,693
Other securities	584	—	—	584	167	40	417
Total securities	23,486	(392)	(2)	23,878	6,124	34	17,754
Loans held for sale	635	80	14	555	(499)	(47)	1,054
Loans and leases: (3)
Commercial:
Commercial and industrial	28,887	1,138	4	27,749	4,065	17	23,684
Commercial real estate:
Construction	1,146	(52)	(4)	1,198	110	10	1,088
Commercial	6,049	39	1	6,010	1,091	22	4,919
Commercial real estate	7,195	(13)	—	7,208	1,201	20	6,007
Total commercial	36,082	1,125	3	34,957	5,266	18	29,691
Consumer:
Automobile loans and leases	12,292	773	7	11,519	979	9	10,540
Home equity	9,915	(79)	(1)	9,994	936	10	9,058
Residential mortgage	9,907	1,662	20	8,245	1,515	23	6,730
RV and marine finance	2,847	692	32	2,155	1,462	211	693
Other consumer	1,203	182	18	1,021	279	38	742
Total consumer	36,164	3,230	10	32,934	5,171	19	27,763
Total loans and leases	72,246	4,355	6	67,891	10,437	18	57,454
Allowance for loan and lease losses	(747)	(80)	12	(667)	(53)	9	(614)
Net loans and leases	71,499	4,275	6	67,224	10,384	18	56,840
Total earning assets	96,577	4,154	4	92,423	16,061	21	76,362
Cash and due from banks	1,184	(269)	(19)	1,453	233	19	1,220
Intangible assets	2,311	(55)	(2)	2,366	1,007	74	1,359
All other assets	5,657	211	4	5,446	719	15	4,727
Total assets	$104,982	$3,961	4%	$101,021	$17,967	22%	$83,054
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$20,391	$(1,308)	(6)%	$21,699	$2,654	14%	$19,045
Demand deposits—interest-bearing	19,295	1,715	10	17,580	6,595	60	10,985
Total demand deposits	39,686	407	1	39,279	9,249	31	30,030
Money market deposits	21,446	1,711	9	19,735	666	3	19,069
Savings and other domestic deposits	11,083	(614)	(5)	11,697	3,716	47	7,981
Core certificates of deposit	4,188	2,069	98	2,119	(181)	(8)	2,300
Total core deposits	76,403	3,573	5	72,830	13,450	23	59,380
Other domestic time deposits of $250,000 or more	280	(165)	(37)	445	37	9	408
Brokered time deposits and negotiable CDs	3,503	(172)	(5)	3,675	176	5	3,499
Deposits in foreign offices	—	—	—	—	(204)	(100)	204
Total deposits	80,186	3,236	4	76,950	13,459	21	63,491
Short-term borrowings	2,748	(175)	(6)	2,923	1,393	91	1,530
Long-term debt	8,992	130	1	8,862	814	10	8,048
Total interest-bearing liabilities	71,535	4,499	7	67,036	13,012	24	54,024
All other liabilities	1,997	322	19	1,675	81	5	1,594
Shareholders’ equity	11,059	448	4	10,611	2,220	26	8,391
Total liabilities and shareholders’ equity	$104,982	$3,961	4%	$101,021	$17,967	22%	$83,054

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Deposits in Federal Reserve Bank were treated as nonearning assets prior to 4Q 2018.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
(dollar amounts in millions)
	Interest Income / Expense			Average Rate (4)
Fully-taxable equivalent basis (1)	2018	2017	2016	2018	2017	2016
Assets
Interest-bearing deposits in Federal Reserve Bank (2)	$3	$—	$—	2.33%	—%	—%
Interest-bearing deposits in banks	2	2	—	1.97	1.56%	0.44
Securities:
Trading account securities	1	—	—	0.80	0.18	0.42
Available-for-sale securities:
Taxable	280	283	210	2.61	2.38	2.36
Tax-exempt	122	118	91	3.53	3.71	3.35
Total available-for-sale securities	402	401	301	2.84	2.66	2.60
Held-to-maturity securities—taxable	211	193	138	2.44	2.38	2.43
Other securities	25	20	12	4.34	3.42	2.95
Total securities	639	614	451	2.72	2.57	2.54
Loans held for sale	26	21	35	4.15	3.75	3.27
Loans and leases: (3)
Commercial:
Commercial and industrial	1,337	1,142	879	4.63	4.12	3.71
Commercial real estate:
Construction	60	52	40	5.26	4.36	3.72
Commercial	283	240	176	4.67	4.00	3.57
Commercial real estate	343	292	216	4.77	4.06	3.60
Total commercial	1,680	1,434	1,095	4.66	4.11	3.69
Consumer:
Automobile loans and leases	456	412	351	3.71	3.58	3.32
Home equity	512	463	381	5.16	4.63	4.21
Residential mortgage	371	301	244	3.74	3.65	3.63
RV and marine finance	145	118	39	5.09	5.46	5.67
Other consumer	145	118	79	12.04	11.53	10.62
Total consumer	1,629	1,412	1,094	4.50	4.28	3.94
Total loans and leases	3,309	2,846	2,189	4.58	4.19	3.81
Total earning assets	$3,979	$3,483	$2,675	4.12%	3.77%	3.50%
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits—interest-bearing	78	38	11	0.40	0.21	0.10
Total demand deposits	78	38	11	0.20	0.10	0.04
Money market deposits	148	66	46	0.69	0.33	0.24
Savings and other domestic deposits	24	24	15	0.22	0.21	0.19
Core certificates of deposit	72	13	13	1.72	0.60	0.56
Total core deposits	322	141	85	0.57	0.27	0.21
Other domestic time deposits of $250,000 or more	3	2	2	1.25	0.52	0.40
Brokered time deposits and negotiable CDs	66	37	15	1.88	1.00	0.43
Deposits in foreign offices	—	—	—	—	—	0.13
Total deposits	391	180	102	0.65	0.33	0.23
Short-term borrowings	48	25	5	1.74	0.86	0.34
Long-term debt	321	226	156	3.57	2.56	1.93
Total interest-bearing liabilities	760	431	263	1.06	0.64	0.48
Net interest income	$3,219	$3,052	$2,412

Net interest rate spread				3.06	3.13	3.02
Impact of noninterest-bearing funds on margin				0.27	0.17	0.14
Net interest margin				3.33%	3.30%	3.16%

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Deposits in Federal Reserve Bank were treated as nonearning assets prior to 4Q 2018 and associated interest income was not material.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

(4)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

2018 versus 2017
FTE net interest income for 2018 increased $167 million, or 5%, from 2017. This reflected the impact of 4% average earning asset growth, a three basis point increase in the NIM to 3.33%, partially offset by 7% average interest-bearing liability growth. Average earning asset growth included a $4.4 billion, or 6%, increase in average loans and leases and a $0.4 billion, or 2%, decrease in average securities. The NIM expansion reflected a 35 basis point positive impact from the mix and yield on earning assets and a 10 basis point increase in the benefit from noninterest-bearing funding, partially offset by a 42 basis point increase in funding costs.
Average earning assets for 2018 increased $4.2 billion, or 4%, from the prior year, reflecting loan growth of $4.4 billion, or 6%, partially offset by decline in average securities. Average C&I loans and leases increased $1.1 billion, or 4%, reflecting broad-based growth. Residential mortgages increased $1.7 billion, or 20%, driven by increase in lending officers and expansion into the Chicago market. Average RV and marine finance loans increased $0.7 billion, or 32%, reflecting the success of the expansion of the business over the past two years while maintaining our commitment to super prime originations. Average automobile loans increased $0.8 billion, or 7%, driven by originations consistent with the current market dynamics and our commitment to high quality borrowers, while optimizing yield and production in a rising rate environment over the past year. Average securities decreased $0.4 billion, or 2%.
Average total deposits for 2018 increased $3.2 billion, or 4%, from the prior year, while average total core deposits increased $3.6 billion, or 5%. Average core CDs increased $2.1 billion, or 98%, reflecting consumer growth initiatives primarily in the first three quarters of 2018. Average money market deposits increased $1.7 billion, or 9%, reflecting growth in both commercial and consumer deposits. Average total interest-bearing liabilities increased $4.5 billion, or 7%, from the prior year as deposits shifted from non-interest bearing to interest bearing with the increase in rates.
2017 versus 2016
FTE net interest income for 2017 increased $640 million, or 27%, from 2016. This reflected the impact of 21% average earning asset growth, a 14 basis point increase in the NIM to 3.30%, partially offset by 24% average interest-bearing liability growth. Average earning asset growth included a $10.4 billion, or 18%, increase in average loans and leases and a $6.1 billion, or 34%, increase in average securities. The NIM expansion reflected a 27 basis point positive impact from the mix and yield on earning assets and a three basis point increase in the benefit from noninterest-bearing funding, partially offset by a 16 basis point increase in funding costs.
Average earning assets for 2017 increased $16.1 billion, or 21%, from the prior year, primarily reflecting the full year impact of the FirstMerit acquisition. Average loans and leases increased $10.4 billion, or 18%, including a $4.1 billion, or 17%, increase in average C&I loans and leases primarily driven by an increase in commercial middle market and specialty banking, a $1.5 billion, or 23%, increase in residential mortgage loans reflecting the benefit of the ongoing expansion of the home lending business, a $1.5 billion or 211%, increase in RV and marine finance loans reflecting the success of the expansion of the acquired business into 17 new states over the past year and a $1.0 billion, or 9%, increase in automobile loans reflecting continued strength in new and used automobile originations across our 23-state auto finance lending footprint. Average securities increased $6.1 billion, or 34%, which included $2.9 billion of direct purchase municipal instruments in our commercial banking segment, up from $2.1 billion in the year-ago period.
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
The provision for credit losses in 2018 was $235 million, up $34 million, or 17%, from 2017. The increase in provision expense over the prior year is primarily attributed to loan balance growth across the portfolio.
The provision for credit losses in 2017 was $201 million, up $10 million, or 5%, from 2016. The increase in provision expense over the prior year was primarily the result of loan growth.

Noninterest Income
The following table reflects noninterest income for the past three years:

Table 6 - Noninterest Income
	Year Ended December 31,
(dollar amounts in millions)		Change from 2017			Change from 2016
	2018	Amount	Percent	2017	Amount	Percent	2016
Service charges on deposit accounts	$364	$11	3%	$353	$29	9%	$324
Card and payment processing income	224	18	9	206	37	22	169
Trust and investment management services	171	15	10	156	33	27	123
Mortgage banking income	108	(23)	(18)	131	3	2	128
Capital markets fees	91	15	20	76	16	27	60
Insurance income	82	1	1	81	(3)	(4)	84
Bank owned life insurance income	67	—	—	67	9	16	58
Gain on sale of loans and leases	55	(1)	(2)	56	9	19	47
Securities gains (losses)	(21)	(17)	(425)	(4)	(4)	(100)	—
Other income	180	(5)	(3)	185	28	18	157
Total noninterest income	$1,321	$14	1%	$1,307	$157	14%	$1,150
2018 versus 2017
Noninterest income for 2018 increased $14 million, or 1%, from the prior year. Card and payment processing income increased $18 million, or 9%, due to higher check card interchange income and underlying customer growth. Trust and investment management services increased $15 million, or 10%, primarily reflecting increased sales production and year over year market growth. Capital markets fees increased $15 million, or 20%, reflecting increased sales of interest rate, foreign exchange and commodity derivatives as well as fees as a result of the acquisition of HSE. Service charges on deposit accounts increased $11 million, or 3%, due to an increase in both personal and corporate service charges. These increases were partially offset by a $23 million, or 18% decrease in mortgage banking income, due to lower margin on loans sold, $17 million, or 425%, increase in securities losses reflecting portfolio repositioning completed in the 2018 fourth quarter and a $5 million, or 3%, decrease in other income primarily reflecting an unfavorable Visa Class B derivative fair value adjustment.
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

The following table reflects noninterest expense for the past three years:

Table 7 - Noninterest Expense
	Year Ended December 31,
(dollar amounts in millions)		Change from 2017			Change from 2016
	2018	Amount	Percent	2017	Amount	Percent	2016
Personnel costs	$1,559	$35	2%	$1,524	$175	13%	$1,349
Outside data processing and other services	294	(19)	(6)	313	8	3	305
Net occupancy	184	(28)	(13)	212	59	39	153
Equipment	164	(7)	(4)	171	6	4	165
Deposit and other insurance expense	63	(15)	(19)	78	24	44	54
Professional services	60	(9)	(13)	69	(36)	(34)	105
Marketing	53	(7)	(12)	60	(3)	(5)	63
Amortization of intangibles	53	(3)	(5)	56	26	87	30
Other expense	217	(14)	(6)	231	47	26	184
Total noninterest expense	$2,647	$(67)	(2)%	$2,714	$306	13%	$2,408
Number of employees (average full-time equivalent)	15,693	(77)	—%	15,770	1,912	14%	13,858

Impact of Significant Items:
	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Personnel costs	$—	$42	$76
Outside data processing and other services	—	24	46
Net occupancy	—	52	15
Equipment	—	16	25
Professional services	—	10	58
Marketing	—	1	5
Other expense	—	9	14
Total impact of significant items on noninterest expense	$—	$154	$239

Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):
	Year Ended December 31,
		Change from 2017			Change from 2016
(dollar amounts in millions)	2018	Amount	Percent	2017	Amount	Percent	2016
Personnel costs	$1,559	$77	5%	$1,482	$209	16%	$1,273
Outside data processing and other services	294	5	2	289	30	12	259
Net occupancy	184	24	15	160	22	16	138
Equipment	164	9	6	155	15	11	140
Deposit and other insurance expense	63	(15)	(19)	78	24	44	54
Professional services	60	1	2	59	12	26	47
Marketing	53	(6)	(10)	59	1	2	58
Amortization of intangibles	53	(3)	(5)	56	26	87	30
Other expense	217	(5)	(2)	222	52	31	170
Total adjusted noninterest expense (Non-GAAP)	$2,647	$87	3%	$2,560	$391	18%	$2,169

2018 versus 2017
Reported noninterest expense for 2018 decreased $67 million, or 2%, from the prior year, primarily reflecting the $154 million of acquisition-related Significant Items in the year-ago period, offset by branch and facility consolidation-related expenses and personnel costs. Net occupancy expense decreased $28 million, or 13%, primarily reflecting $52 million of prior year acquisition-related expense, lower occupancy related expenses and reserves, partially offset by $28 million of branch and facility consolidation-related expense. Outside data processing and other services decreased $19 million, or 6%, primarily reflecting $24 million of acquisition-related expense in the year-ago period, partially offset by higher technology investment costs. Deposit and other insurance expense decreased $15 million, or 19%, primarily due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Other noninterest expense decreased $14 million, or 6%, reflecting $9 million of acquisition-related expense in the year-ago period, as well as declines in franchise and other taxes. Professional services decreased $9 million, or 13%, primarily reflecting $10 million of acquisition-related expense in the year-ago period. Equipment decreased $7 million, or 4%, primarily due to $16 million in acquisition-related costs in the year-ago period, partially offset by $7 million of branch and facility consolidation-related expense in the 2018 fourth quarter. Marketing decreased $7 million, or 12%, driven by a decrease in promotional expense, partially offset by an increase in advertising. Partially offsetting these decreases, personnel costs increased $35 million, or 2%, primarily reflecting higher benefit costs and merit increases.
2017 versus 2016
Reported noninterest expense for 2017 increased $306 million, or 13%, from the prior year, reflecting the full year impact of the First Merit acquisition. Personnel costs increased $175 million, or 13%, primarily reflecting the full year impact of the addition of colleagues from FirstMerit. Net occupancy expense increased $59 million, or 39%, primarily reflecting $52 million of acquisition-related expense. Other expense increased $47 million, or 26%, reflecting the full impact of FirstMerit. Amortization of intangibles increased $26 million, or 87%, reflecting the full year impact of amortizing FirstMerit related intangibles. Deposit and other insurance expense increased $24 million, or 44%, reflecting the increase in the assessment base. Partially offsetting these increases, professional services decreased $36 million, or 34% reflecting a reduction in legal and consultation fees attributable to acquisition-related expense.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 and Note 16 of the Notes to Consolidated Financial Statements.)
2018 versus 2017
The provision for income taxes was $235 million for 2018 compared with a provision for income taxes of $208 million in 2017. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. 2017 also included a $123 million tax benefit related to the federal tax reform enacted on December 22, 2017, which is primarily attributed to the revaluation of net deferred tax liabilities at the lower statutory federal income tax rate. We completed our provisional estimate related to tax reform during the 2018 fourth quarter. As of December 31, 2018 and 2017 there was no valuation allowance on federal deferred taxes. In 2018 and 2017 there was essentially no change recorded in the provision for state income taxes, net of federal, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized. At December 31, 2018, we had a net federal deferred tax liability of $105 million and a net state deferred tax asset of $41 million.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2017, the IRS has advised that tax years 2012 through 2014 will not be audited, and began the examination of the 2015 federal income tax return in second quarter 2018. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
2017 versus 2016
The provision for income taxes was $208 million for 2017 and 2016. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses. 2017 also included a $123 million tax benefit related to the federal tax reform enacted on December 22, 2017, which is primarily attributed to the revaluation of net deferred tax liabilities at the lower statutory federal income tax rate. As of December 31, 2017 and 2016 there was no valuation allowance on federal deferred taxes. In 2017 and 2016, there was essentially no change recorded in the provision for state income taxes, net of federal taxes, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized.

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

•
The Risk Oversight Committee (ROC) assists the board of directors in overseeing management of material risks, the approval and monitoring of the Company’s capital position and plan supporting our overall aggregate moderate-to-low risk profile, the risk governance structure, compliance with applicable laws and regulations, and determining adherence to the board’s stated risk appetite. The committee has oversight responsibility with respect to the full range of inherent risks: market, credit, liquidity, legal, compliance/regulatory, operational, strategic, and reputational. The ROC provides assistance to the Board in overseeing the credit review division. This committee also oversees our capital management and planning process, ensures that the amount and quality of capital are adequate in relation to expected and unexpected risks, and that our capital levels exceed “well-capitalized” requirements.

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
Management has implemented an Enterprise Risk Management and Risk Appetite Framework. Critically important is our self-assessment process, in which each business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our risk management organization of major risk sectors (e.g., market, credit, liquidity, legal, compliance/regulatory, operational, strategic, and reputational) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control process, the direction of risk, and our position compared to the defined risk appetite.
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
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 4 of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal. (See Note 1 of the Notes to Consolidated Financial Statements.)
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
Loan and Lease Credit Exposure Mix
At December 31, 2018, our loans and leases totaled $74.9 billion, representing a $4.8 billion, or 7%, increase compared to $70.1 billion at December 31, 2017.

Total commercial loans and leases were $37.4 billion at December 31, 2018, and represented 51% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified by product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):
C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, Healthcare, Food & Agribusiness, Energy, etc.) and/or lending disciplines (Equipment Finance, Asset Based Lending, etc.), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value added expertise to these specialty clients.
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
Construction CRE – Construction CRE loans are loans to developers, companies, or individuals used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, multi-family, office, and warehouse project types. Generally, these loans are for construction projects that have been pre-sold or pre-leased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.
Total consumer loans and leases were $37.5 billion at December 31, 2018, and represented 49% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity lines-of-credit, and residential mortgages (see Consumer Credit discussion).
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 21% of the total exposure, with no individual state representing more than 5%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
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
RV and marine finance – RV and marine finance loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 34 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 35% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.

The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2018		2017		2016		2015		2014
Commercial:
Commercial and industrial	$30,605	41%	$28,107	40%	$28,059	42%	$20,560	41%	$19,033	40%
Commercial real estate:
Construction	1,185	2	1,217	2	1,446	2	1,031	2	875	2
Commercial	5,657	8	6,008	9	5,855	9	4,237	8	4,322	9
Commercial real estate	6,842	10	7,225	11	7,301	11	5,268	10	5,197	11
Total commercial	37,447	51	35,332	51	35,360	53	25,828	51	24,230	51
Consumer:
Automobile	12,429	16	12,100	17	10,969	16	9,481	19	8,690	18
Home equity	9,722	13	10,099	14	10,106	15	8,471	17	8,491	18
Residential mortgage	10,728	14	9,026	13	7,725	12	5,998	12	5,831	12
RV and marine finance	3,254	4	2,438	3	1,846	3	—	—	—	—
Other consumer	1,320	2	1,122	2	956	1	563	1	414	1
Total consumer	37,453	49	34,785	49	31,602	47	24,513	49	23,426	49
Total loans and leases	$74,900	100%	$70,117	100%	$66,962	100%	$50,341	100%	$47,656	100%
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

Table 9 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)	December 31, 2018		December 31, 2017
Commercial loans and leases:
Real estate and rental and leasing	$6,964	9%	$7,378	11%
Retail trade (1)	5,337	7	4,886	7
Manufacturing	5,140	7	4,791	7
Finance and insurance	3,377	5	3,044	4
Wholesale trade	2,830	4	2,291	3
Health care and social assistance	2,533	3	2,664	4
Accommodation and food services	1,709	2	1,617	2
Professional, scientific, and technical services	1,344	2	1,257	2
Transportation and warehousing	1,320	2	1,243	2
Other services	1,290	2	1,296	2
Mining, quarrying, and oil and gas extraction	1,286	2	694	1
Construction	924	1	976	1
Admin./Support/Waste Mgmt. and Remediation Services	737	1	561	1
Arts, entertainment, and recreation	599	1	593	1
Educational services	473	1	504	1
Utilities	454	1	389	1
Information	441	1	467	1
Public administration	253	—	255	—
Unclassified/Other	174	—	163	—
Agriculture, forestry, fishing and hunting	174	—	172	—
Management of companies and enterprises	88	—	91	—
Total commercial loans and leases by industry category	37,447	51%	35,332	51%
Automobile	12,429	16	12,100	17
Home Equity	9,722	13	10,099	14
Residential mortgage	10,728	14	9,026	13
RV and marine finance	3,254	4	2,438	3
Other consumer loans	1,320	2	1,122	2
Total loans and leases	$74,900	100%	$70,117	100%

(1)	Amounts include $3.6 billion and $3.2 billion of auto dealer services loans at December 31, 2018 and December 31, 2017, respectively.
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
Substantially all loans categorized as Classified (see Note 3 of Notes to Consolidated Financial Statements) are managed by SAD. SAD is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
C&I PORTFOLIO
We manage the risks inherent in the C&I portfolio through origination policies, a defined loan concentration policy with established limits, on-going loan-level and portfolio-level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for the C&I portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable.
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
Appraisal values are obtained in conjunction with all originations and renewals, and on an as-needed basis, in compliance with regulatory requirements and to ensure appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. Appraisals are obtained from approved vendors and are reviewed by an internal appraisal review group comprised of certified appraisers to ensure the quality of the valuation used in the underwriting process. We continue to perform on-going portfolio level reviews within the CRE portfolio. These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. This highly individualized process requires working closely with all of our borrowers, as well as an in-depth knowledge of CRE project lending and the market environment.

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
In consumer lending, credit risk is managed from a segment (i.e., loan type, collateral position, geography, etc.) and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The ongoing analysis and review process results in a determination of an appropriate ACL amount for our consumer loan portfolio. The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.
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
RESIDENTIAL REAL ESTATE SECURED PORTFOLIOS
The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. Huntington continues to support our local markets with consistent underwriting across all residential secured products. The residential-secured portfolio originations continue to be of high quality, with the majority of the negative credit impact coming from loans originated prior to the financial crisis. Our portfolio management strategies associated with our Home Savers group allow us to focus on effectively helping our customers with appropriate solutions for their specific circumstances.
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
Credit quality performance in 2018 reflected continued overall positive results with low net charge-offs. Total NCOs were $145 million or 0.20% of average total loans and leases, a decrease from $159 million or 0.23% in the prior year. There was a 1% decline in NPAs from the prior year. The ALLL to total loans and leases ratio increased by 4 basis points to 1.03%.
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
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $203 million of commercial related NALs at December 31, 2018, $139 million, or 68%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are generally fully charged-off at 120-days past due.
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
The following table reflects period-end NALs and NPAs detail for each of the last five years:

Table 10 - Nonaccrual Loans and Leases and Nonperforming Assets
	December 31,
(dollar amounts in millions)	2018	2017	2016	2015	2014
Nonaccrual loans and leases (NALs):
Commercial and industrial	$188	$161	$234	$175	$72
Commercial real estate	15	29	20	29	48
Automobile	5	6	6	7	5
Home equity	62	68	72	66	79
Residential mortgage	69	84	91	95	96
RV and marine finance	1	1	—	—	—
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	340	349	423	372	300
Other real estate, net:
Residential	19	24	31	24	29
Commercial	4	9	20	3	6
Total other real estate, net	23	33	51	27	35
Other NPAs (1)	24	7	7	—	3
Total nonperforming assets	$387	$389	$481	$399	$338

Nonaccrual loans and leases as a % of total loans and leases	0.45%	0.50%	0.63%	0.74%	0.63%
NPA ratio (2)	0.52	0.55	0.72	0.79	0.71

(1)	Other nonperforming assets at December 31, 2018 includes certain nonaccrual loans held-for-sale. Amounts prior to December 31, 2018 includes certain impaired investment securities.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

2018 versus 2017
Total NPAs decreased by $2 million, or 1%, compared with December 31, 2017. A $14 million, or 48%, decline in CRE and a $15 million, or 18%, decline in residential mortgage portfolios, were largely offset by a $27 million, or 17%, increase in the C&I portfolio. The C&I increase was centered in a small number of credits from diverse industries.
The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 11 - Accruing Past Due Loans and Leases
	December 31,
(dollar amounts in millions)	2018	2017	2016	2015	2014
Accruing loans and leases past due 90 days or more:
Commercial and industrial (1)	$7	$9	$18	$9	$5
Commercial real estate	—	3	17	10	19
Automobile	8	7	10	7	5
Home equity	17	18	12	9	12
Residential mortgage (excluding loans guaranteed by the U.S. Government)	32	21	15	14	33
RV and marine finance	1	1	1	—	—
Other consumer	6	5	4	1	1
Total, excl. loans guaranteed by the U.S. Government	71	64	77	50	75
Add: loans guaranteed by U.S. Government	99	51	52	56	55
Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. Government	$170	$115	$129	$106	$130
Ratios:
Excluding loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.09%	0.09%	0.12%	0.10%	0.16%
Guaranteed by U.S. Government, as a percent of total loans and leases	0.13	0.07	0.08	0.11	0.12
Including loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.23	0.16	0.19	0.21	0.27

(1)	Amounts include Huntington Technology Finance administrative lease delinquencies and accruing purchase impaired loans related to acquisitions.
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccruing TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Over the past five years, the accruing component of the total TDR balance has been consistently over 80%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of December 31, 2018, over 79% of the $470 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 12) are current on their required payments, with over 63% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs within this group of loans come from the non-accruing TDR balances.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 12 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in millions)	December 31,
	2018	2017	2016	2015	2014
TDRs—accruing:
Commercial and industrial	$269	$300	$210	$236	$117
Commercial real estate	54	78	77	115	177
Automobile	35	30	26	25	26
Home equity	252	265	270	199	252
Residential mortgage	218	224	243	265	265
RV and marine finance	2	1	—	—	—
Other consumer	9	8	4	4	4
Total TDRs—accruing	839	906	830	844	841
TDRs—nonaccruing:
Commercial and industrial	97	82	107	57	21
Commercial real estate	6	15	5	17	25
Automobile	3	4	5	6	5
Home equity	28	28	28	21	27
Residential mortgage	44	55	59	72	69
RV and marine finance	—	—	—	—	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	178	184	204	173	147
Total TDRs	$1,017	$1,090	$1,034	$1,017	$988
Our strategy is to structure TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when a loan matures. Often loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically an individualized approach to repayment is established. In accordance with GAAP, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for the removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation.
The types of concessions granted include interest rate reductions, amortization or maturity date changes beyond what the collateral supports, and principal forgiveness based on the borrower’s specific needs at a point in time. Our policy does not limit the number of times a loan may be modified. A loan may be modified multiple times if it is considered to be in the best interest of both the borrower and us.
Commercial loans are not automatically considered to be accruing TDRs upon the granting of a concession. If the loan is in accruing status and no loss is expected based on the modified terms, the modified TDR remains in accruing status. For loans that are on nonaccrual status before the modification, reasonable assurance of repayment under modified terms and demonstrated repayment performance for a minimum of six months is needed to return to accruing status. This six-month period could extend before or after the restructure date.
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
ACL
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of incurred losses in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades or qualitative adjustments, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (See Note 1 of the Notes to Consolidated Financial Statements).

Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance increased year over year, all of the relevant benchmarks remain strong.
The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 13 - Summary of Allowance for Credit Losses
(dollar amounts in millions)	Year Ended December 31,
	2018	2017	2016	2015	2014
ALLL, beginning of year	$691	$638	$598	$605	$648
Loan and lease charge-offs
Commercial:
Commercial and industrial	(68)	(68)	(77)	(80)	(77)
Commercial real estate:
Construction	(1)	2	(2)	(2)	(6)
Commercial	(10)	(6)	(14)	(16)	(19)
Commercial real estate	(11)	(4)	(16)	(18)	(25)
Total commercial	(79)	(72)	(93)	(98)	(102)
Consumer:
Automobile	(58)	(64)	(50)	(36)	(30)
Home equity	(21)	(20)	(26)	(36)	(54)
Residential mortgage	(11)	(11)	(11)	(16)	(26)
RV and marine finance	(14)	(13)	(3)	—	—
Other consumer	(85)	(72)	(44)	(32)	(35)
Total consumer	(189)	(180)	(134)	(120)	(145)
Total charge-offs	(268)	(252)	(227)	(218)	(247)
Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	36	26	32	52	45
Commercial real estate:
Construction	2	3	4	3	4
Commercial	27	12	38	31	30
Total commercial real estate	29	15	42	34	34
Total commercial	65	41	74	86	79
Consumer:
Automobile	24	22	18	16	13
Home equity	15	15	17	16	18
Residential mortgage	5	5	5	6	6
RV and marine finance	5	3	—	—	—
Other consumer	9	7	4	6	6
Total consumer	58	52	44	44	43
Total recoveries	123	93	118	130	122
Net loan and lease charge-offs	(145)	(159)	(109)	(88)	(125)
Provision for loan and lease losses	226	212	169	89	83
Allowance for assets sold and securitized or transferred to loans held for sale	—	—	(20)	(8)	(1)
ALLL, end of year	772	691	638	598	605
AULC, beginning of year	87	98	72	61	63
Provision for (Reduction in) unfunded loan commitments and letters of credit losses	9	(11)	22	11	(2)
AULC recorded at acquisition	—	—	4	—	—
AULC, end of year	96	87	98	72	61
ACL, end of year	$868	$778	$736	$670	$666

The table below reflects the allocation of our ALLL among our various loan categories and the reported ACL during each of the past five years:

Table 14 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in millions)	December 31,
	2018		2017		2016		2015		2014
ACL
Commercial
Commercial and industrial	$422	41%	$377	40%	$356	42%	$299	41%	$287	40%
Commercial real estate	120	10	105	11	95	11	100	10	103	11
Total commercial	542	51	482	51	451	53	399	51	390	51
Consumer
Automobile	56	16	53	17	48	16	50	19	33	18
Home equity	55	13	60	14	65	15	84	17	96	18
Residential mortgage	25	14	21	13	33	12	42	12	47	12
RV and marine finance	20	4	15	3	5	3	—	—	—	—
Other consumer	74	2	60	2	36	1	23	1	39	1
Total consumer	230	49	209	49	187	47	199	49	215	49
Total ALLL	772	100%	691	100%	638	100%	598	100%	605	100%
AULC	96		87		98		72		61
Total ACL	$868		$778		$736		$670		$666
Total ALLL as % of:
Total loans and leases		1.03%		0.99%		0.95%		1.19%		1.27%
Nonaccrual loans and leases		228		198		151		161		202
NPAs		200		178		133		150		179

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2018 versus 2017
At December 31, 2018, the ALLL was $772 million or 1.03% of total loans and leases, compared to $691 million or 0.99% at December 31, 2017. The $81 million, or 12%, increase in the ALLL primarily relates to increased reserve levels associated with portfolio loan growth across the portfolio. We believe the ratio is appropriate given the overall moderate-to-low risk profile of our loan portfolio and its coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and have proactive action plans for these loans.
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

The following table reflects NCO detail for each of the last five years:

Table 15 - Net Loan and Lease Charge-offs
(dollar amounts in millions)	Year Ended December 31,
	2018	2017	2016	2015	2014
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$32	$42	$45	$28	$32
Commercial real estate:
Construction	(1)	(5)	(2)	(1)	2
Commercial	(17)	(6)	(24)	(15)	(11)
Commercial real estate	(18)	(11)	(26)	(16)	(9)
Total commercial	14	31	19	12	23
Consumer:
Automobile	34	42	32	20	17
Home equity	6	5	9	20	37
Residential mortgage	6	6	6	10	20
RV and marine finance	9	10	2	—	—
Other consumer	76	65	41	26	28
Total consumer	131	128	90	76	102
Total net charge-offs	$145	$159	$109	$88	$125

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.11%	0.15%	0.19%	0.14%	0.18%
Commercial real estate:
Construction	(0.13)	(0.36)	(0.19)	(0.08)	0.16
Commercial	(0.26)	(0.10)	(0.49)	(0.37)	(0.25)
Commercial real estate	(0.24)	(0.15)	(0.44)	(0.32)	(0.19)
Total commercial	0.04	0.09	0.06	0.05	0.10
Consumer:
Automobile	0.27	0.36	0.30	0.23	0.23
Home equity	0.06	0.05	0.10	0.23	0.44
Residential mortgage	0.06	0.08	0.09	0.17	0.35
RV and marine finance	0.32	0.48	0.33	—	—
Other consumer	6.27	6.36	5.53	5.44	6.99
Total consumer	0.36	0.39	0.32	0.32	0.46
Net charge-offs as a % of average loans	0.20%	0.23%	0.19%	0.18%	0.27%
In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL is established consistent with the level of risk associated with the commercial portfolio’s original underwriting. As a part of our normal portfolio management process for commercial loans, loans within the portfolio are periodically reviewed and the ALLL is increased or decreased based on the updated risk ratings. For TDRs and individually assessed impaired loans, a specific reserve is established based on the discounted projected cash flows or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL is established. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans, except for TDRs. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.
2018 versus 2017
NCOs decreased $14 million, or 9%, in 2018. Given the low level of commercial NCOs, we expect some continued volatility on a period-to-period comparison basis.

Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces market risk. We are primarily exposed to interest rate risk as a result of offering a wide array of financial products to our customers and secondarily to price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions, equity investments, and investments in securities backed by mortgage loans.
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

Table 16 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-4.0%	-2.0%	-4.0%
December 31, 2018	-2.9%	2.7%	5.8%
December 31, 2017	-2.6%	2.5%	4.8%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. The down 100 basis point scenario, included in Table 16, was added as rates have risen sufficiently, such that yields will not reach zero percent, producing meaningful interest rate risk metrics. This replaces the down 25 basis point scenario reported in prior years.
Our NII at Risk is within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both December 31, 2018 and December 31, 2017.
As of December 31, 2018, we had $4.9 billion of notional value in receive-fixed fair value swaps, which we use for asset and liability management purposes.

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-6.0%	-6.0%	-12.0%
December 31, 2018	-5.8%	2.3%	3.1%
December 31, 2017	-5.4%	1.9%	1.9%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates. The down 100 basis point scenario, included in Table 17, was added as rates have risen sufficiently, such that yields will not reach zero percent, producing meaningful interest rate risk metrics. This replaces the down 25 basis point scenario reported in prior years.
We are within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The EVE depicts a moderate asset sensitive balance sheet profile.
MSRs
(This section should be read in conjunction with Note 5 of Notes to the Consolidated Financial Statements.)
At December 31, 2018, we had a total of $221 million of capitalized MSRs representing the right to service $21 billion in mortgage loans. Of this $221 million, $211 million was recorded using the amortization method and $10 million was recorded using the fair value method.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, which may result in a lower probability of prepayments or impairment. We also employ hedging strategies to reduce the risk of MSR fair value changes or impairment. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. We report changes in the MSR value net of hedge-related trading activity in the mortgage banking income category of noninterest income. Decreases in fair value of the MSR, below amortized costs, would be recognized as a decrease in mortgage banking income. Any increase in the fair value, to the extent of prior impairment, would be recognized as an increase in mortgage banking income.
MSR assets are included in servicing rights and other intangible assets in the Consolidated Financial Statements.
Price Risk
Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions and equity investments. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held.
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

Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at December 31, 2018. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $17.5 billion as of December 31, 2018. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress scenario. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
Investment securities portfolio
(This section should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements.)
Our investment securities portfolio is evaluated under established asset/liability management objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
The composition and maturity of the portfolio is presented on the following two tables:

Table 18 - Investment Securities and Other Securities Portfolio Summary
(dollar amounts in millions)	At December 31,
Available-for-sale securities, at fair value:	2018	2017	2016
U.S. Treasury, Federal agency, and other agency securities	$9,968	$10,413	$10,752
Municipal securities	3,440	3,878	3,250
Other	372	578	997
Total available-for-sale securities	$13,780	$14,869	$14,999

Held-to-maturity securities, at cost:
Federal agency and other agency securities	$8,560	$9,086	$7,801
Municipal securities	5	5	6
Total held-to-maturity securities	$8,565	$9,091	$7,807

Other securities:
Other securities, at cost:
Non-marketable equity securities (1)	$543	$581	$548
Other securities, at fair value:
Mutual Funds	20	18	15
Marketable equity securities	2	1	1
Total other securities	$565	$600	$564
Duration in years (2)	4.3	4.3	4.6

(1)	Consists of FHLB and FRB restricted stock holding carried at par.

(2)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 19 - Investment Securities Portfolio Composition and Maturity
At December 31, 2018
	1 year or less		After 1 year through 5 years		After 5 years through 10 years		After 10 years		Total
(dollar amounts in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale securities, at fair value:
U.S. Treasury	$5	2.59%	$—	—%	$—	—%	$—	—%	$5	2.59%
Federal agencies:
Residential CMO	—	—	—	—	62	3.05	6,937	2.49	6,999	2.50
Residential MBS	—	—	1	4.04	—	—	1,254	3.42	1,255	3.42
Commercial MBS	—	—	26	1.89	8	1.78	1,549	2.44	1,583	2.43
Other agencies	1	4.06	2	2.65	123	2.52	—	—	126	2.53
Total U.S. Treasury, Federal agencies and other agencies	6	2.85	29	2.04	193	2.66	9,740	2.60	9,968	2.60
Municipal securities	178	4.67	955	4.14	1,577	3.69	730	3.67	3,440	3.86
Asset-backed securities	—	—	10	3.70	21	4.63	284	3.32	315	3.42
Corporate debt	1	2.63	41	3.66	11	4.25	—	—	53	3.77
Other securities/Sovereign debt	—	—	4	2.68	—	—	—	—	4	2.68
Total available-for-sale securities	$185	4.60%	$1,039	4.05%	$1,802	3.59%	$10,754	2.69%	$13,780	2.94%

Held-to-maturity securities, at cost:
Federal agencies:
Residential CMO	$—	—%	$—	—%	$35	3.21%	$2,089	2.55%	$2,124	2.56%
Residential MBS	—	—	—	—	—	—	1,851	3.04	1,851	3.04
Commercial MBS	—	—	—	—	128	2.66	4,107	2.52	4,235	2.52
Other agencies	—	—	11	2.01	199	2.49	140	2.53	350	2.49
Total Federal agencies and other agencies	—	—	11	2.01	362	2.62	8,187	2.64	8,560	2.64
Municipal securities	—	—	—	—	—	—	5	2.63	5	2.63
Total held-to-maturity securities	$—	—%	$11	2.01%	$362	2.62%	$8,192	2.64%	$8,565	2.64%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At December 31, 2018, these core deposits funded 74% of total assets (108% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts have been reclassified as loan balances and were $23 million and $22 million at December 31, 2018 and December 31, 2017, respectively.
The following tables reflect contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs, as well as, other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2018.

Table 20 - Maturity Schedule of time deposits, brokered deposits, and negotiable CDs
	At December 31, 2018
(dollar amounts in millions)	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$3,633	$130	$90	$—	$3,853
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$3,819	$221	$1,193	$619	$5,852

The following table reflects deposit composition detail for each of the last three years:

Table 21 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2018 (1)		2017		2016
By Type:
Demand deposits—noninterest-bearing	$21,783	26%	$21,546	28%	$22,836	30%
Demand deposits—interest-bearing	20,042	24	18,001	23	15,676	21
Money market deposits	22,721	27	20,690	27	18,407	24
Savings and other domestic deposits	10,451	12	11,270	15	11,975	16
Core certificates of deposit	5,924	7	1,934	3	2,535	3
Total core deposits:	80,921	96	73,441	96	71,429	94
Other domestic deposits of $250,000 or more	337	—	239	—	395	1
Brokered deposits and negotiable CDs	3,516	4	3,361	4	3,784	5
Total deposits	$84,774	100%	$77,041	100%	$75,608	100%
Total core deposits:
Commercial	$37,268	46%	$34,273	47%	$31,887	45%
Consumer	43,653	54	39,168	53	39,542	55
Total core deposits	$80,921	100%	$73,441	100%	$71,429	100%

(1)	December 31, 2018 includes $210 million of noninterest-bearing and $662 million of interesting bearing deposits classified as held-for-sale.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans pledged to the Federal Reserve Discount Window and the FHLB are $46.5 billion and $31.7 billion at December 31, 2018 and December 31, 2017, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At December 31, 2018, total wholesale funding was $14.5 billion, a decrease from $17.9 billion at December 31, 2017. The decrease from prior year-end primarily relates to a decrease in short-term borrowings.
Liquidity Coverage Ratio
At December 31, 2018, we believe the Bank had sufficient liquidity to be in compliance with the LCR requirements and to meet its cash flow obligations for the foreseeable future.

Table 22 - Maturity Schedule of Commercial Loans
	At December 31, 2018
(dollar amounts in millions)	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$9,425	$17,554	$3,626	$30,605	82%
Commercial real estate—construction	387	747	51	1,185	3
Commercial real estate—commercial	1,119	3,347	1,191	5,657	15
Total	$10,931	$21,648	$4,868	$37,447	100%
Variable-interest rates	$8,994	$18,080	$3,066	$30,140	80%
Fixed-interest rates	1,937	3,568	1,802	7,307	20
Total	$10,931	$21,648	$4,868	$37,447	100%
Percent of total	29%	58%	13%	100%
At December 31, 2018, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $4.5 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2018.

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
At December 31, 2018 and December 31, 2017, the parent company had $2.4 billion and $1.6 billion, respectively, in cash and cash equivalents.
On January 16, 2019, the Board of Directors declared a quarterly common stock cash dividend of $0.14 per common share. The dividend is payable on April 1, 2019, to shareholders of record on March 18, 2019. Based on the current quarterly dividend of $0.14 per common share, cash demands required for common stock dividends are estimated to be approximately $147 million per quarter. On January 16, 2019, the Board of Directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on April 15, 2019 to shareholders of record on April 1, 2019. Cash demands required for Series B Preferred Stock are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million and $7 million per quarter, respectively.
During 2018, the Bank paid preferred dividends of $45 million and common stock dividends of $1.7 billion to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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

We believe that off-balance sheet arrangements are properly considered in our liquidity risk management process.

Table 23 - Contractual Obligations (1)
(dollar amounts in millions)	At December 31, 2018
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$73,993	$—	$—	$—	$73,993
Certificates of deposit and other time deposits	3,524	4,249	2,887	121	10,781
Short-term borrowings	2,017	—	—	—	2,017
Long-term debt	593	4,211	2,973	1,004	8,781
Operating lease obligations	59	95	62	95	311
Purchase commitments	92	79	21	15	207

(1)	Amounts do not include associated interest payments.
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
Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including CET1, which we use to measure capital adequacy.

Table 24 - Capital Under Current Regulatory Standards (Basel III)
	At December 31,
(dollar amounts in millions)	2018	2017
CET 1 risk-based capital ratio:
Total shareholders’ equity	$11,102	$10,814
Regulatory capital adjustments:
Shareholders’ preferred equity and related surplus	(1,207)	(1,076)
Accumulated other comprehensive loss (income) offset	609	528
Goodwill and other intangibles, net of taxes	(2,200)	(2,200)
Deferred tax assets that arise from tax loss and credit carryforwards	(33)	(25)
CET 1 capital	8,271	8,041
Additional tier 1 capital
Shareholders’ preferred equity	1,207	1,076
Other	—	(7)
Tier 1 capital	9,478	9,110
LTD and other tier 2 qualifying instruments	776	869
Qualifying allowance for loan and lease losses	868	778
Tier 2 capital	1,644	1,647
Total risk-based capital	$11,122	$10,757
Risk-weighted assets (RWA)	$85,687	$80,340
CET 1 risk-based capital ratio	9.65%	10.01%
Other regulatory capital data:
Tier 1 risk-based capital ratio	11.06	11.34
Total risk-based capital ratio	12.98	13.39
Tier 1 leverage ratio	9.10	9.09

Table 25 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)	At December 31,
	2018	2017
Consolidated capital calculations:
Common shareholders’ equity	$9,899	$9,743
Preferred shareholders’ equity	1,203	1,071
Total shareholders’ equity	11,102	10,814
Goodwill	(1,989)	(1,993)
Other intangible assets (1)	(222)	(273)
Total tangible equity	8,891	8,548
Preferred shareholders’ equity	(1,203)	(1,071)
Total tangible common equity	$7,688	$7,477
Total assets	$108,781	$104,185
Goodwill	(1,989)	(1,993)
Other intangible assets (1)	(222)	(273)
Total tangible assets	$106,570	$101,919
Tangible equity / tangible asset ratio	8.34%	8.39%
Tangible common equity / tangible asset ratio	7.21	7.34
Tangible common equity / RWA ratio	8.97	9.31

(1)	Other intangible assets are net of deferred tax liability.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past two years:

Table 26 - Regulatory Capital Data
		At December 31,
(dollar amounts in millions)		Basel III
		2018	2017
Total risk-weighted assets	Consolidated	$85,687	$80,340
	Bank	85,717	80,383
CET 1 risk-based capital	Consolidated	8,271	8,041
	Bank	8,732	8,856
Tier 1 risk-based capital	Consolidated	9,478	9,110
	Bank	9,611	9,727
Tier 2 risk-based capital	Consolidated	1,644	1,647
	Bank	1,893	1,790
Total risk-based capital	Consolidated	11,122	10,757
	Bank	11,504	11,517
CET 1 risk-based capital ratio	Consolidated	9.65%	10.01%
	Bank	10.19	11.02
Tier 1 risk-based capital ratio	Consolidated	11.06	11.34
	Bank	11.21	12.10
Total risk-based capital ratio	Consolidated	12.98	13.39
	Bank	13.42	14.33
Tier 1 leverage ratio	Consolidated	9.10	9.09
	Bank	9.23	9.70
At December 31, 2018, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve.
The Company repurchased $939 million of common stock during 2018 at an average cost of $15.23 per share. Included in the share repurchase activity, the Company completed the $400 million ASR which effectively offset the impact of the $363 million Series A preferred equity conversion in the 2018 first quarter.

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
Shareholders’ equity totaled $11.1 billion at December 31, 2018, an increase of $0.3 billion when compared with December 31, 2017.
On June 28, 2018, Huntington was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted in the 2018 CCAR. These actions included a 27% increase in quarterly dividend per common share to $0.14, starting in the third quarter of 2018, the repurchase of up to $1.068 billion of common stock over the next four quarters (July 1, 2018 through June 30, 2019), and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities. Any capital actions, including those contemplated in the above announced actions, are subject to consideration and evaluation by Huntington’s Board of Directors.
On July 17, 2018, the Board authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter. During 2018, Huntington repurchased a total of 61.6 million shares at a weighted average share price of $15.23. Purchases of common shares under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.
On July 27, 2018, Huntington entered into an accelerated share repurchase agreement for the repurchase of approximately $400 million of its outstanding common shares. The accelerated share repurchase program enabled Huntington to purchase 20.9 million shares immediately. The accelerated share repurchase program ended in September 2018, resulting in an additional 4.4 million shares being delivered to Huntington.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
Share Repurchases
From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the Federal Reserve’s response to our annual capital plan. There were 61.6 million common shares repurchased during 2018.

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

Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, and certain other residual expenses, are allocated to the four business segments.
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
Net Income by Business Segment
Net income by business segment for the past three years is presented in the following table:

Table 27 - Net Income (Loss) by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Consumer and Business Banking	$463	$344	$303
Commercial Banking	553	439	316
Vehicle Finance	165	147	126
RBHPCG	106	76	68
Treasury / Other	106	180	(101)
Net income	$1,393	$1,186	$712
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

Consumer and Business Banking

Table 28 - Key Performance Indicators for Consumer and Business Banking
	Year Ended December 31,		Change from 2017
(dollar amounts in millions unless otherwise noted)	2018	2017	Amount	Percent	2016
Net interest income	$1,685	$1,549	$136	9%	$1,224
Provision for credit losses	141	108	33	31	68
Noninterest income	738	735	3	—	649
Noninterest expense	1,696	1,647	49	3	1,339
Provision for income taxes	123	185	(62)	(34)	163
Net income	$463	$344	$119	35%	$303
Number of employees (average full-time equivalent)	8,355	8,616	(261)	(3)%	7,466
Total average assets	$26,861	$25,656	$1,205	5	$21,317
Total average loans/leases	21,866	20,744	1,122	5	17,861
Total average deposits	47,827	45,287	2,540	6	36,652
Net interest margin	3.62%	3.52%	0.10%	3	3.42%
NCOs	$108	$104	$4	4	$74
NCOs as a % of average loans and leases	0.50%	0.50%	—%	—	0.42%
2018 versus 2017
Consumer and Business Banking, including Home Lending, reported net income of $463 million in 2018, an increase of $119 million, or 35%, compared with net income of $344 million in 2017. Segment net interest income increased $136 million, or 9%, primarily due to an increase in total average loans and deposits. The provision for credit losses increased $33 million, or 31%, driven by an increase in the allowance, primarily related to the other consumer portfolio. Noninterest expense increased $49 million, or 3%, due to increased personnel costs and allocated expenses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported a loss of $11 million in 2018, compared with net income of $12 million in the prior year. While total revenues increased largely due to higher residential loan balances, this increase was offset by an increase in noninterest expenses of $28 million, or 20%, as a result of higher origination volume and higher indirect expense allocations. Income from lower origination spreads was offset by higher origination volume.
2017 versus 2016
Consumer and Business Banking reported net income of $344 million in 2017, compared with net income of $303 million in 2016. The $41 million increase included a $325 million, or 27%, increase in net interest income and an $86 million, or 13%, increase noninterest income, partially offset by a $308 million, or 23%, increase in noninterest expense, a $40 million, or 59%, increase in provision for credit losses, and a $22 million, or 13%, increase in provision for income taxes.
Home Lending reported net income of $12 million in 2017, a decrease of $12 million, compared to the year-ago period. While total revenues increased $5 million, or 3%, this increase was offset by an increase in noninterest expenses of $18 million, or 15%.

Commercial Banking

Table 29 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2017
(dollar amounts in millions unless otherwise noted)	2018	2017	Amount	Percent	2016
Net interest income	$938	$901	$37	4%	$717
Provision for credit losses	38	30	8	27	79
Noninterest income	313	278	35	13	245
Noninterest expense	513	474	39	8	397
Provision for income taxes	147	236	(89)	(38)	170
Net income	$553	$439	$114	26%	$316
Number of employees (average full-time equivalent)	1,266	1,227	39	3%	1,075
Total average assets	$33,178	$31,322	$1,856	6	$26,894
Total average loans/leases	26,301	25,259	1,042	4	21,278
Total average deposits	22,216	21,175	1,041	5	17,349
Net interest margin	3.26%	3.34%	(0.08)%	(2)	3.11%
NCOs	$(7)	$1	$(8)	(800)	$2
NCOs as a % of average loans and leases	(0.03)%	—%	(0.03)%	(100)	0.01%
2018 versus 2017
Commercial Banking reported net income of $553 million in 2018, an increase of $114 million, or 26%, compared with net income of $439 million in 2017. Segment net interest income increased $37 million, or 4%, primarily due to a 4% growth average loans and leases and a 5% growth in average deposits. Net interest margin decreased eight basis points, primarily driven by a decline in loan and lease spreads, partially offset by an improvement in deposit spreads. The provision for credit losses increased $8 million, or 27%, primarily due to growth in the portfolio, partially offset by a reduction in NCOs. Noninterest income increased $35 million, or 13%, largely driven by an increase in capital markets related revenues and loan commitment and other fees. Noninterest expense increased $39 million, or 8%, primarily due to an increase in personnel expense and allocated overhead, partially offset by a decrease in operating lease expense.
2017 versus 2016
Commercial Banking reported net income of $439 million in 2017, compared with net income of $316 million in 2016. The $123 million increase included a $184 million, or 26%, increase in net interest income, a $33 million, or 13% increase in noninterest income, partially offset by a $77 million, or 19%, increase in noninterest expense and a $66 million, or 39%, increase in provision for income taxes.

Vehicle Finance

Table 30 - Key Performance Indicators for Vehicle Finance
	Year Ended December 31,		Change from 2017
(dollar amounts in millions unless otherwise noted)	2018	2017	Amount	Percent	2016
Net interest income	$403	$424	$(21)	(5)%	$344
Provision (reduction in allowance) for credit losses	55	63	(8)	(13)	47
Noninterest income	10	14	(4)	(29)	15
Noninterest expense	149	149	—	—	118
Provision for income taxes	44	79	(35)	(44)	68
Net income	$165	$147	$18	12%	$126
Number of employees (average full-time equivalent)	264	253	11	4%	211
Total average assets	$18,502	$16,966	$1,536	9	$14,369
Total average loans/leases	18,482	16,936	1,546	9	14,089
Total average deposits	337	334	3	1	288
Net interest margin	2.18%	2.51%	(0.33)%	(13)	2.40%
NCOs	$43	$52	$(9)	(17)	$34
NCOs as a % of average loans and leases	0.23%	0.31%	(0.08)%	(26)	0.24%

2018 versus 2017
Vehicle Finance reported net income of $165 million in 2018, an increase of $18 million, or 12%, compared with net income of $147 million in 2017. Results primarily reflect a lower provision for income taxes, as well as, a lower provision for credit losses primarily resulting from a decrease in NCOs compared to the prior year. Segment net interest income decreased $21 million or 5%, due to the 33 basis point reduction in the net interest margin, which reflects the continued run off of the higher yielding acquired portfolio and, to a lesser degree, lower spreads on new loan production as a result of the rising rate environment during most of 2018. These decreases were partially offset by a 9% increase in average loan balances. Noninterest income was down slightly primarily reflecting lower servicing income due to the run off of securitized loans, while noninterest expense was unchanged.
2017 versus 2016
Vehicle Finance reported net income of $147 million in 2017, compared with net income of $126 million in 2016. The $21 million increase included an $80 million, or 23%, increase in net interest income, partially offset by a $31 million, or 26%, increase in noninterest expense, a $16 million, or 34%, increase in the provision for credit losses and an $11 million, or 16%, increase in the provision for income taxes.

Regional Banking and The Huntington Private Client Group

Table 31 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Year Ended December 31,		Change from 2017
(dollar amounts in millions unless otherwise noted)	2018	2017	Amount	Percent	2016
Net interest income	$192	$172	$20	12%	$153
Provision (reduction in allowance) for credit losses	1	—	1	100	(3)
Noninterest income	193	188	5	3	177
Noninterest expense	250	243	7	3	229
Provision for income taxes	28	41	(13)	(32)	36
Net income	$106	$76	$30	39%	$68
Number of employees (average full-time equivalent)	1,030	1,023	7	1%	977
Total average assets	$6,149	$5,543	$606	11	$4,615
Total average loans/leases	5,494	4,857	637	13	4,120
Total average deposits	5,862	6,028	(166)	(3)	5,342
Net interest margin	3.33%	2.92%	0.41%	14	2.90%
NCOs	$—	$2	$(2)	(100)	$(2)
NCOs as a % of average loans and leases	—%	0.04%	(0.04)%	(100)	(0.05)%
Total assets under management (in billions)—eop	$15.3	$18.3	$(3.0)	(16)	$16.9
Total trust assets (in billions)—eop	105.1	110.1	(5.0)	(5)	94.7
eop—End of Period.
2018 versus 2017
RBHPCG reported net income of $106 million in 2018, an increase of $30 million, or 39%, compared with a net income of $76 million in 2017. Net interest income increased $20 million, or 12%, due to an increase in average total loans combined with a 41 basis point increase in net interest margin. The increase in average total loans was due to growth in commercial and portfolio mortgage loans. Noninterest income increased $5 million, or 3%, primarily reflecting increased trust and investment management revenue as a result of increased sales production and year over year market growth. Noninterest expense increased $7 million, or 3%, mainly as a result of increased personnel expenses related to the hiring of new sales producers.
2017 versus 2016
RBHPCG reported net income of $76 million in 2017, compared with a net income of $68 million in 2016. The $8 million increase included a $19 million, or 12%, increase in net interest income and an $11 million, or 6%, increase in noninterest income, partially offset by a $14 million, or 6% increase in noninterest expense and a $5 million, or 14%, increase in provision for income taxes.

RESULTS FOR THE FOURTH QUARTER
Earnings Discussion
In the 2018 fourth quarter, we reported net income of $334 million, a decrease of $98 million, or 23%, from the 2017 fourth quarter. Diluted earnings per common share for the 2018 fourth quarter were $0.29, a decrease of $0.08 from the year-ago quarter.

Table 32 - Significant Items Influencing Earnings Performance Comparison
(dollar amounts in millions, except per share data)

Three Months Ended:	Amount	EPS (1)
December 31, 2018—Net income	$334
Earnings per share, after-tax		$0.29

	Amount	EPS (1)
December 31, 2017—Net income	$432
Earnings per share, after-tax		$0.37

Federal tax reform-related tax benefit	$—
Tax impact	123
Federal tax reform-related tax benefit, after-tax	$123	$0.11

(1)	Based on average outstanding diluted common shares.
Net Interest Income / Average Balance Sheet
FTE net interest income for the 2018 fourth quarter increased $59 million, or 8%, from the 2017 fourth quarter. This reflected the benefit from the $3.8 billion, or 4%, increase in average earning assets coupled with an 11 basis point increase in the FTE net interest margin to 3.41%. Average earning asset yields increased 51 basis points year-over-year, driven by a 53 basis point improvement in loan yields. Average interest-bearing liability costs increased 50 basis points, although interest-bearing deposit costs only increased 47 basis points. The cost of short-term borrowings and long-term debt increased 134 basis points and 109 basis points, respectively. The benefit from noninterest-bearing funds increased 10 basis points versus the year-ago quarter. Embedded within these yields and costs, FTE net interest income during the 2018 fourth quarter included $17 million, or approximately seven basis points, of purchase accounting impact compared to $24 million, or approximately 10 basis points, in the year-ago quarter. The 2018 fourth quarter included an approximately two basis point impact from higher commercial interest recoveries. On a year-over-year basis, NIM was negatively impacted by two basis points as a result of the impact of federal tax reform on the FTE adjustment.

Table 33 - Average Earning Assets - 2018 Fourth Quarter vs. 2017 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Loans/Leases
Commercial and industrial	$29,557	$27,445	$2,112	8%
Commercial real estate	6,944	7,196	(252)	(4)
Total commercial	36,501	34,641	1,860	5
Automobile	12,423	11,963	460	4
Home equity	9,817	10,027	(210)	(2)
Residential mortgage	10,574	8,809	1,765	20
RV and marine finance	3,216	2,405	811	34
Other consumer	1,291	1,095	196	18
Total consumer	37,321	34,299	3,022	9
Total loans/leases	73,822	68,940	4,882	7
Total securities	22,656	24,309	(1,653)	(7)
Loans held-for-sale and other earning assets	1,274	688	586	85
Total earning assets	$97,752	$93,937	$3,815	4%
Average earning assets for the 2018 fourth quarter increased $3.8 billion, or 4%, from the year-ago quarter, primarily reflecting a $4.9 billion, or 7%, increase in average total loans and leases. Average C&I loans increased $2.1 billion, or 8%, reflecting broad-based growth. Average residential mortgage loans increased $1.8 billion, or 20%, driven by an increase in lending officers and expansion into the Chicago market. Average RV and marine finance loans increased $0.8 billion, or 34%, reflecting the success of the geographic expansion over the past two years, while maintaining our commitment to super prime originations. Average automobile loans increased $0.5 billion, or 4%, driven by origination volume consistent with current market dynamics and our continued commitment to high quality borrowers while optimizing yield and production in the rising rate environment over the past year. Average securities decreased $1.7 billion, or 7%, primarily due to runoff in the portfolio, partially offset by continued growth in direct purchase municipal instruments in our commercial banking segment.

Table 34 - Average Interest-Bearing Liabilities - 2018 Fourth Quarter vs. 2017 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Deposits
Demand deposits: noninterest-bearing	$20,384	$21,745	$(1,361)	(6)%
Demand deposits: interest-bearing	19,860	18,175	1,685	9
Total demand deposits	40,244	39,920	324	1
Money market deposits	22,595	20,731	1,864	9
Savings and other domestic deposits	10,534	11,348	(814)	(7)
Core certificates of deposit	5,705	1,947	3,758	193
Total core deposits	79,078	73,946	5,132	7
Other domestic deposits of $250,000 or more	346	400	(54)	(14)
Brokered deposits and negotiable CDs	3,507	3,391	116	3
Total deposits	82,931	77,737	5,194	7
Short-term borrowings	1,006	2,837	(1,831)	(65)
Long-term debt	8,871	9,232	(361)	(4)
Total interest-bearing liabilities	$72,424	$68,061	$4,363	6%
Average total deposits increased $5.2 billion, or 7%, while average total core deposits increased $5.1 billion, or 7%. Average total interest-bearing liabilities for the 2018 fourth quarter increased $4.4 billion, or 6%, from the year ago quarter. Average core CDs increased $3.8 billion, or 193%, reflecting consumer deposit growth initiatives primarily in the first three quarters of 2018. Average money market deposits increased $1.9 billion, or 9%, primarily reflecting growth in commercial and consumer balances. Savings and other domestic deposits decreased $0.8 billion, or 7%, primarily reflecting FirstMerit-related balance attrition and continued consumer product mix shift. Average short-term borrowings decreased $1.8 billion, or 65%, as continued growth in core deposits reduced reliance on wholesale funding.
Provision for Credit Losses
The provision for credit losses decreased to $60 million in the 2018 fourth quarter compared to $65 million in the 2017 fourth quarter.

Noninterest Income

Table 35 - Noninterest Income - 2018 Fourth Quarter vs. 2017 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Service charges on deposit accounts	$94	$91	$3	3%
Card and payment processing income	58	53	5	9
Trust and management investment services	42	41	1	2
Mortgage banking income	23	33	(10)	(30)
Capital markets fees	29	23	6	26
Insurance income	21	21	—	—
Bank owned life insurance income	16	18	(2)	(11)
Gain on sale of loans	16	17	(1)	(6)
Securities (losses) gains	(19)	(4)	(15)	(375)
Other income	49	47	2	4
Total noninterest income	$329	$340	$(11)	(3)%
Noninterest income for the 2018 fourth quarter decreased $11 million, or 3%, from the year-ago quarter. Securities losses were $19 million compared to $4 million in the year-ago quarter, reflecting the losses related to the $1.1 billion portfolio repositioning completed in the 2018 fourth quarter. Mortgage banking income decreased $10 million, or 30%, primarily reflecting lower spreads on origination volume. Capital markets fees increased $6 million, or 26%, primarily driven by $4 million of fees from HSE, which was acquired October 1, 2018. Card and payment processing income increased $5 million, or 9%, due to underlying customer growth and higher card usage.

Noninterest Expense

Table 36 - Noninterest Expense - 2018 Fourth Quarter vs. 2017 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2018	2017	Amount	Percent
Personnel costs	$399	$373	$26	7%
Outside data processing and other services	83	71	12	17
Net occupancy	70	36	34	94
Equipment	48	36	12	33
Deposit and other insurance expense	9	19	(10)	(53)
Professional services	17	18	(1)	(6)
Marketing	15	10	5	50
Amortization of intangibles	13	14	(1)	(7)
Other expense	57	56	1	2
Total noninterest expense	$711	$633	$78	12%
Number of employees (average full-time equivalent)	15,657	15,375	282	2%
Reported noninterest expense for the 2018 fourth quarter increased $78 million, or 12%, from the year-ago quarter. Net occupancy costs increased $34 million, or 94%, primarily reflecting $28 million of branch and facility consolidation-related expense in the 2018 fourth quarter. Personnel costs increased $26 million, or 7%, reflecting annual merit increases, higher benefit costs, and $3 million of run-rate expense from HSE. Equipment increased $12 million, or 33%, primarily reflecting $7 million of branch and facility consolidation-related expense in the 2018 fourth quarter. Outside data processing and other services expense increased $12 million, or 17%, primarily driven by higher technology investment costs. Marketing increased $5 million, or 50%, primarily reflecting timing of marketing campaigns. Deposit and other insurance expense decreased $10 million, or 53%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 and Note 16 of the Notes to Consolidated Financial Statements.)
The provision for income taxes in the 2018 fourth quarter was $57 million compared to a $20 million benefit in the 2017 fourth quarter. The effective tax rates for the 2018 fourth quarter and 2017 fourth quarter were 14.6% and (4.8%), respectively. Included in the 2017 fourth quarter results is a $123 million tax benefit related to the TCJA enacted on December 22, 2017, primarily attributed to the revaluation of net deferred tax liabilities at the lower statutory federal income tax rate. We completed our provisional estimate related to tax reform during the 2018 fourth quarter. At December 31, 2018, we had a net federal deferred tax liability of $105 million and a net state deferred tax asset of $41 million.
Credit Quality
NCOs
Net charge-offs increased $9 million to $50 million. The increase was primarily centered in the C&I portfolio, with no segment or geographic concentration. Consumer charge-offs have remained consistent over the past year. NCOs represented an annualized 0.27% of average loans and leases in the current quarter, up from 0.16% in the prior quarter and up from 0.24% in the year-ago quarter.
NALs
Overall asset quality performance remained consistent with prior periods and our expectations. The consumer portfolio metrics continue to reflect the results associated with our focus on high quality borrowers, with an expected modest seasonal impact evident across the portfolios.  The commercial portfolios have performed consistently, with some quarter-to-quarter volatility as a result of the absolute low level of problem loans.
Nonaccrual loans and leases decreased $9 million, or 3%, from the year-ago quarter to $340 million, or 0.45% of total loans and leases. The year-over-year decline was centered in the commercial real estate and residential mortgage portfolios, partially offset by an increase in the commercial portfolio. OREO balances decreased $10 million, or 30%, from the year-ago quarter. The decline in OREO assets reflected reductions in both commercial and residential properties. NPAs decreased to $387 million, or

0.52% of total loans and leases and OREO. On a linked quarter basis, NALs decreased $30 million, or 8%, while NPAs decreased $16 million, or 4%.
ACL
(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)
The period-end ALLL as a percentage of total loans and leases increased to 1.03% compared to 0.99% a year ago, while the ALLL as a percentage of period-end total NALs increased to 228% from 198% over the same period. The increase in the ALLL is primarily the result of loan growth. We believe the level of the ALLL and ACL are appropriate given the low level of problem loans and the current composition of the overall loan and lease portfolio.

Table 37 - Selected Quarterly Financial Information (1)
	Three Months Ended
(dollar amounts in millions, share amounts in thousands)	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Interest income	$1,056	$1,007	$972	$914
Interest expense	223	205	188	144
Net interest income	833	802	784	770
Provision for credit losses	60	53	56	66
Net interest income after provision for credit losses	773	749	728	704
Total noninterest income	329	342	336	314
Total noninterest expense	711	651	652	633
Income before income taxes	391	440	412	385
Provision (benefit) for income taxes	57	62	57	59
Net income	334	378	355	326
Dividends on preferred shares	19	18	21	12
Net income applicable to common shares	$315	$360	$334	$314
Common shares outstanding
Average—basic	1,054,460	1,084,536	1,103,337	1,083,836
Average—diluted (2)	1,073,055	1,103,740	1,122,612	1,124,778
Ending	1,046,767	1,061,529	1,104,227	1,101,796
Book value per common share	$9.46	$9.17	$9.30	$9.17
Tangible book value per common share (3)	7.34	7.06	7.27	7.12
Per common share
Net income—basic	$0.30	$0.33	$0.30	$0.29
Net income—diluted	0.29	0.33	0.30	0.28
Return on average total assets	1.25%	1.42%	1.36%	1.27%
Return on average common shareholders’ equity	12.9	14.3	13.2	13.0
Return on average tangible common shareholders’ equity (4)	17.3	19.0	17.6	17.5
Efficiency ratio (5)	58.7	55.3	56.6	56.8
Effective tax rate	14.6	14.1	13.8	15.3
Margin analysis-as a % of average earning assets (6)
Interest income (6)	4.34%	4.16%	4.07%	3.91%
Interest expense	0.93	0.84	0.78	0.61
Net interest margin (6)	3.41%	3.32%	3.29%	3.30%
Revenue—FTE
Net interest income	$833	$802	$784	$770
FTE adjustment	8	8	7	7
Net interest income (6)	841	810	791	777
Noninterest income	329	342	336	314
Total revenue (6)	$1,170	$1,152	$1,127	$1,091

Table 38 - Selected Quarterly Capital Data (1)
	2018
Capital adequacy (Basel III)	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	$85,687	$83,580	$82,951	$81,365
Tier 1 leverage ratio (period end)	9.10%	9.14%	9.65%	9.53%
CET 1 risk-based capital ratio	9.65	9.89	10.53	10.45
Tier 1 risk-based capital ratio (period end)	11.06	11.33	11.99	11.94
Total risk-based capital ratio (period end)	12.98	13.36	13.97	13.92
Tangible common equity / tangible asset ratio (7) (9)	7.21	7.25	7.78	7.70
Tangible equity / tangible asset ratio (8) (9)	8.34	8.41	8.95	8.88
Tangible common equity / risk-weighted assets ratio (9)	8.97	8.97	9.67	9.65

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

(2)	Weighted average diluted shares outstanding for the quarterly period ending March 31, 2018, includes the impact of the convertible preferred stock issued in April of 2008.

(3)	Other intangible assets are net of deferred tax liability.

(4)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability.

(5)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

(6)	Presented on a FTE basis assuming a 21% tax rate.

(7)
Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.

(8)
Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.

(9)
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

Table 39 - Selected Quarterly Financial Information (1)
	Three Months Ended
(dollar amounts in millions, share amounts in thousands)	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Interest income	$894	$873	$846	$820
Interest expense	124	115	101	91
Net interest income	770	758	745	729
Provision for credit losses	65	43	25	68
Net interest income after provision for credit losses	705	715	720	661
Total noninterest income	340	330	325	312
Total noninterest expense	633	680	694	707
Income before income taxes	412	365	351	266
Provision (benefit) for income taxes	(20)	90	79	59
Net income	432	275	272	207
Dividends on preferred shares	19	19	19	19
Net income applicable to common shares	$413	$256	$253	$188
Common shares outstanding
Average—basic	1,077,397	1,086,038	1,088,934	1,086,374
Average—diluted (2)	1,130,117	1,106,491	1,108,527	1,108,617
Ending	1,072,027	1,080,946	1,090,016	1,087,120
Book value per share	$9.09	$8.91	$8.79	$8.62
Tangible book value per share (3)	6.97	6.85	6.74	6.55
Per common share
Net income—basic	$0.38	$0.24	$0.23	$0.17
Net income —diluted	0.37	0.23	0.23	0.17
Return on average total assets	1.67%	1.08%	1.09%	0.84%
Return on average common shareholders’ equity	17.0	10.5	10.6	8.2
Return on average tangible common shareholders’ equity (4)	22.7	14.1	14.4	11.3
Efficiency ratio (5)	54.9	60.5	62.9	65.7
Effective tax rate	(4.8)	24.7	22.4	22.2
Margin analysis-as a % of average earning assets (6)
Interest income (6)	3.83%	3.78%	3.75%	3.70%
Interest expense	0.53	0.49	0.44	0.40
Net interest margin (6)	3.30%	3.29%	3.31%	3.30%
Revenue—FTE
Net interest income	$770	$758	$745	$729
FTE adjustment	12	13	12	13
Net interest income (6)	782	771	757	742
Noninterest income	340	330	325	312
Total revenue (6)	$1,122	$1,101	$1,082	$1,054

Table 40 - Selected Quarterly Capital Data (1)
	2017
Capital adequacy (Basel III)	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	$80,340	$78,631	$78,366	$77,559
Tier 1 leverage ratio	9.09%	8.96%	8.98%	8.76%
Tier 1 risk-based capital ratio	10.01	9.94	9.88	9.74
Total risk-based capital ratio	11.34	11.30	11.24	11.11
Tier 1 common risk-based capital ratio	13.39	13.39	13.33	13.26
Tangible common equity / tangible asset ratio (7)(9)	7.34	7.42	7.41	7.28
Tangible equity / tangible asset ratio (8)(9)	8.39	8.49	8.49	8.38
Tangible common equity / risk-weighted assets ratio (9)	9.31	9.41	9.37	9.18

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

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

(5)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

(6)	Presented on a FTE basis assuming a 35% tax rate.

(7)
Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.

(8)
Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.

(9)
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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent for the year ended 2018 and 35 percent for all prior periods. We encourage readers to consider the consolidated financial statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.
Non-Regulatory Capital Ratios
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,

•	Tangible equity to tangible assets, and

•	Tangible common equity to risk-weighted assets using Basel III definitions.
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
Risk Factors
More information on risk is discussed in the Risk Factors section included in Item 1A of this report. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report, as well as the Regulatory Matters section included in Item 1 of this report.

Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements, which is incorporated by reference into this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed below.
Allowance for Credit Losses
Our ACL of $868 million at December 31, 2018, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations. For more information, see Note 3 - Loans / Leases and Allowance for Credit Losses.
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis and include trading securities, available-for-sale securities, other securities, loans held for sale, loans held for investment, MSRs and derivative instruments. At December 31, 2018, approximately $14.8 billion of our assets and $0.2 billion of our liabilities were recorded at fair value on a recurring basis.  In addition to assets and liabilities subject to recurring fair value measurement, we measure certain other assets such as impaired loans, loans held for sale and other real estate owned at fair value on a non-recurring basis. Assets and liabilities carried at fair value inherently include subjectivity and may require use of significant assumptions, adjustments and judgment. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility.
Significant adjustments and assumptions used in determining fair value include, but are not limited to, market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. The type and level of judgment required is largely dependent on the amount of observable market information available. Where available, we use quoted market prices to determine fair value.  If quoted market prices are not available, fair value is determined based on inputs that are either directly observable or derived from market data using either internally developed or independent third-party valuation models.  These inputs include, but are not limited to, interest rate yield curves, credit spreads, option volatilities, and option-adjusted spreads.  Where neither quoted market prices nor observable market data are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation of what market participants would use in determining the fair value of the asset or liability. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process.
A significant portion of our assets and liabilities that are reported at fair value are measured based on quoted market prices or observable market / independent inputs and are classified within levels 1 and 2. Instruments valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs are classified within level 3 of the valuation hierarchy. For more information, see Note 17 - Fair Value of Assets and Liabilities.
Income Taxes
The calculation of our provision for income taxes requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues and any tax refunds; (2) our deferred federal and state income tax and related valuation accounts, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal and state tax law. The net receivable balance and deferred tax accounts are presented as components of other assets or other liabilities in accordance with the asset or liability balance of the account.
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
From time-to-time, we engage in business transactions that may affect our tax liabilities. Where appropriate, we obtain opinions of outside experts and assess the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions, and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and / or results of operations. For more information, see Note 16 - Income Taxes.
Goodwill and Intangible Assets
The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values as of the date of acquisition. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Acquisitions typically result in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. The amortization of identified intangible assets recognized in a business combination is based upon the estimated economic benefits to be received over their economic life, which is also subjective. Customer attrition rates that are based on historical experience are used to determine the estimated economic life of certain intangibles assets, including but not limited to, customer deposit intangibles. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information regarding these items.
Recent Accounting Pronouncements and Developments
Note 2 of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2018 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
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

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2018, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Howell D. McCullough III – Senior Executive Vice President and Chief Financial Officer
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019

We have served as the Company’s auditor since 2015.

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	December 31,
(dollar amounts in millions)	2018	2017
Assets
Cash and due from banks	$1,108	$1,212
Interest-bearing deposits at Federal Reserve Bank	1,564	308
Interest-bearing deposits in banks	53	47
Trading account securities	105	86
Available-for-sale securities	13,780	14,869
Held-to-maturity securities	8,565	9,091
Other securities	565	600
Loans held for sale (includes $613 and $413 respectively, measured at fair value)(1)	804	488
Loans and leases (includes $79 and $93 respectively, measured at fair value)(1)	74,900	70,117
Allowance for loan and lease losses	(772)	(691)
Net loans and leases	74,128	69,426
Bank owned life insurance	2,507	2,466
Premises and equipment	790	864
Goodwill	1,989	1,993
Servicing rights and other intangible assets	535	584
Other assets	2,288	2,151
Total assets	$108,781	$104,185
Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits—noninterest-bearing (includes $210 classified as held-for-sale at December 31, 2018)	$21,783	$21,546
Interest-bearing (includes $662 classified as held-for-sale at December 31, 2018)	62,991	55,495
Deposits	84,774	77,041
Short-term borrowings	2,017	5,056
Long-term debt	8,625	9,206
Other liabilities	2,263	2,068
Total liabilities	97,679	93,371
Commitments and contingencies (Note 20)
Shareholders’ equity
Preferred stock	1,203	1,071
Common stock	11	11
Capital surplus	9,181	9,707
Less treasury shares, at cost	(45)	(35)
Accumulated other comprehensive loss	(609)	(528)
Retained earnings	1,361	588
Total shareholders’ equity	11,102	10,814
Total liabilities and shareholders’ equity	$108,781	$104,185
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,046,767,252	1,072,026,681
Treasury shares outstanding	3,817,385	3,268,265
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	740,500	1,098,006

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 17.
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, share amounts in thousands)	2018	2017	2016
Interest and fee income:
Loans and leases	$3,305	$2,838	$2,178
Available-for-sale securities
Taxable	279	283	211
Tax-exempt	97	77	59
Held-to-maturity securities-taxable	211	193	138
Other securities-taxable	25	20	12
Other interest income	32	22	34
Total interest income	3,949	3,433	2,632
Interest expense
Deposits	391	180	102
Short-term borrowings	48	25	5
Long-term debt	321	226	156
Total interest expense	760	431	263
Net interest income	3,189	3,002	2,369
Provision for credit losses	235	201	191
Net interest income after provision for credit losses	2,954	2,801	2,178
Service charges on deposit accounts	364	353	324
Card and payment processing income	224	206	169
Trust and investment management services	171	156	123
Mortgage banking income	108	131	128
Capital markets fees	91	76	60
Insurance income	82	81	84
Bank owned life insurance income	67	67	58
Gain on sale of loans and leases	55	56	47
Net (losses) gains on sales of securities	(21)	—	2
Impairment losses recognized in earnings on available-for-sale securities (a)	—	(4)	(2)
Other income	180	185	157
Total noninterest income	1,321	1,307	1,150
Personnel costs	1,559	1,524	1,349
Outside data processing and other services	294	313	305
Net occupancy	184	212	153
Equipment	164	171	165
Deposit and other insurance expense	63	78	54
Professional services	60	69	105
Marketing	53	60	63
Amortization of intangibles	53	56	30
Other expense	217	231	184
Total noninterest expense	2,647	2,714	2,408
Income before income taxes	1,628	1,394	920
Provision for income taxes	235	208	208
Net income	1,393	1,186	712
Dividends on preferred shares	70	76	65
Net income applicable to common shares	$1,323	$1,110	$647
Average common shares—basic	1,081,542	1,084,686	904,438
Average common shares—diluted	1,105,985	1,136,186	918,790
Per common share:
Net income—basic	$1.22	$1.02	$0.72
Net income—diluted	1.20	1.00	0.70

(a)	The following OTTI losses are included in securities losses for the periods presented:

Total OTTI losses	$—	$(4)	$(6)
Noncredit-related portion of loss recognized in OCI	—	—	4
Net impairment credit losses recognized in earnings	$—	$(4)	$(2)
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Net income	$1,393	$1,186	$712
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	—	2	1
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	(84)	(39)	(202)
Total unrealized gains (losses) on available-for-sale securities	(84)	(37)	(201)
Unrealized gains on cash flow hedging derivatives, net of reclassifications to income	—	3	1
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	4	—	25
Other comprehensive loss, net of tax	(80)	(34)	(175)
Comprehensive income	$1,313	$1,152	$537
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2018
Balance, beginning of year	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								1,393	1,393
Other comprehensive income (loss)							(80)		(80)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchases of common stock		(61,644)	—	(939)					(939)
Cash dividends declared:
Common ($0.50 per share)								(541)	(541)
Preferred Series B ($49.11 per share)								(3)	(3)
Preferred Series C ($58.76 per share)								(6)	(6)
Preferred Series D ($62.50 per share)								(37)	(37)
Preferred Series E ($4,892.50 per share)								(24)	(24)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				78					78
Other share-based compensation activity		6,603	—	(31)				(10)	(41)
Other		—	—	3	(549)	(10)		—	(7)
Balance, end of year	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2017
Balance, beginning of year	$1,071	1,088,641	$11	$9,881	(2,953)	$(27)	$(401)	$(227)	$10,308
Net income								1,186	1,186
Other comprehensive income (loss)							(34)		(34)
Repurchase of common stock		(19,430)	—	(260)					(260)
Cash dividends declared:
Common ($0.35 per share)								(379)	(379)
Preferred Series A ($85.00 per share)								(31)	(31)
Preferred Series B ($39.11 per share)								(1)	(1)
Preferred Series C ($58.76 per share)								(6)	(6)
Preferred Series D ($62.50 per share)								(38)	(38)
Recognition of the fair value of share-based compensation				92					92
Other share-based compensation activity		5,923	—	(10)				(9)	(19)
TCJA, Reclassification from accumulated OCI to retained earnings							(93)	93	—
Other		161		4	(315)	(8)			(4)
Balance, end of year	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
							Other	Retained
(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2016
Balance, beginning of year	$386	796,970	$8	$7,039	(2,041)	$(18)	$(226)	$(594)	$6,595
Net income								712	712
Other comprehensive income (loss)							(175)		(175)
FirstMerit Acquisition:
Issuance of common stock		285,425	3	2,764					2,767
Issuance of Preferred Series C Stock	100			4					104
Net proceeds from issuance of Preferred Series D Stock	585								585
Cash dividends declared:
Common ($0.29 per share)								(275)	(275)
Preferred Series A ($85.00 per share)								(31)	(31)
Preferred Series B ($34.03 per share)								(1)	(1)
Preferred Series C ($26.28 per share)								(3)	(3)
Preferred Series D ($51.04 per share)								(31)	(31)
Recognition of the fair value of share-based compensation				66					66
Other share-based compensation activity		5,924	—	5				(4)	1
Other		322	—	3	(912)	(9)			(6)
Balance, end of year	$1,071	1,088,641	$11	$9,881	(2,953)	$(27)	$(401)	$(227)	$10,308
See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Operating activities
Net income	$1,393	$1,186	$712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	235	201	191
Depreciation and amortization	493	413	380
Share-based compensation expense	78	92	66
Deferred income tax expense	63	168	165
Net losses (gains) on sales of securities	21	—	(2)
Impairment losses recognized in earnings on available-for-sale securities	—	4	2
Net change in:
Trading account securities	(11)	47	(96)
Loans held for sale	(301)	12	(123)
Other assets	(235)	(420)	(96)
Other liabilities	22	233	4
Other, net	(32)	18	12
Net cash provided by (used in) operating activities	1,726	1,954	1,215
Investing activities
Change in interest bearing deposits in banks	90	39	26
Cash paid for acquisition of a business, net of cash received	(15)	—	(133)
Proceeds from:
Maturities and calls of available-for-sale securities	2,109	1,994	2,346
Maturities and calls of held-to-maturity securities	743	1,054	1,212
Sales of available-for-sale securities	1,419	2,490	6,154
Maturities, calls, and sales of other securities	42	(48)	(233)
Purchases of available-for-sale securities	(2,485)	(5,429)	(10,905)
Purchases of held-to-maturity securities	(338)	(1,356)	—
Purchases of other securities	(7)	11	17
Net proceeds from sales of portfolio loans	697	603	2,981
Net loan and lease activity, excluding sales and purchases	(5,333)	(3,680)	(3,951)
Purchases of premises and equipment	(110)	(194)	(120)
Purchases of loans and leases	(542)	(405)	(411)
Net cash paid for branch divestiture	—	—	(480)
Other, net	67	55	52
Net cash provided by (used in) investing activities	(3,663)	(4,866)	(3,445)
Financing activities
Increase (decrease) in deposits	7,733	1,433	(292)
Increase (decrease) in short-term borrowings	(3,025)	1,371	1,900
Net proceeds from issuance of long-term debt	2,229	1,891	2,128
Maturity/redemption of long-term debt	(2,798)	(948)	(1,275)
Dividends paid on preferred stock	(70)	(76)	(54)
Dividends paid on common stock	(514)	(349)	(245)
Repurchases of common stock	(939)	(260)	—
Net proceeds from issuance of preferred stock	495	—	585
Payments related to tax-withholding for share based compensation awards	(27)	(26)	—
Other, net	5	11	21
Net cash provided by (used for) financing activities	3,089	3,047	2,768
Increase (decrease) in cash and cash equivalents	1,152	135	538
Cash and cash equivalents at beginning of period	1,520	1,385	847
Cash and cash equivalents at end of period	$2,672	$1,520	$1,385

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Supplemental disclosures:
Interest paid	$742	$409	$241
Income taxes (refunded) paid	(52)	84	5
Non-cash activities:
Common stock issued to acquire FirstMerit	—	—	2,767
Preferred stock issued to acquire FirstMerit	—	—	104
Loans transferred to held-for-sale from portfolio	818	660	3,437
Loans transferred to portfolio from held-for-sale	51	12	482
Transfer of loans to OREO	20	29	79
Transfer of securities from held-to-maturity to available-for-sale	2,833	—	—
Transfer of securities from available-for-sale to held-to-maturity	2,707	993	2,870

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
Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation. Entities in which Huntington holds a controlling financial interest are consolidated. For a voting interest entity, a controlling financial interest is generally where Huntington holds, directly or indirectly, more than 50 percent of the outstanding voting shares. For a variable interest entity (VIE), a controlling financial interest is where Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. These losses or benefits, which could potentially be significant to the VIE, are consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by minority shareholders and non-controlling profit or loss (included in noninterest expense) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Investments in nonmarketable equity securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method adjusted for change in observable prices. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and Huntington’s earnings in equity investments are included in other noninterest income. Investments accounted for under the cost and equity methods are periodically evaluated for impairment.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of management in determining the amount of its allowance for credit losses, income taxes, as well as fair value measurements of investment securities, derivative instruments, goodwill, other intangible assets, pension assets and liabilities, short-term borrowings, mortgage servicing rights, and loans held for sale. As with any estimate, actual results could differ from those estimates.
For statements of cash flows purposes, cash and cash equivalents are defined as the sum of cash and due from banks and interest-bearing deposits at Federal Reserve Bank.
Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Resale and Repurchase Agreements — Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third-party is monitored and additional collateral is obtained or requested to be returned to Huntington in accordance with the agreement.
Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income, except for gains and losses on trading account securities used to economically hedge the fair value of MSRs, which are included in mortgage banking income. Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost. All other debt and equity securities are classified as available-for-sale or other securities. Unrealized gains or losses on available-for-sale are reported as a separate component of accumulated OCI in the Consolidated Statements of Changes in Shareholders’ Equity. Credit-related declines in the value of debt securities that are considered OTTI are recorded in noninterest income.
Huntington evaluates its investment securities portfolio on a quarterly basis for indicators of OTTI. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Management reviews the amount of unrealized loss, the length of time the security has been in an unrealized loss position, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. For those debt securities that Huntington intends to sell or is more likely than not required to sell, before the recovery of their amortized cost bases, the difference between fair value and amortized cost is considered to be OTTI and is recognized in noninterest income. For those debt securities that Huntington does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost bases, the credit portion of the OTTI is recognized in noninterest income while the noncredit portion is recognized in OCI. In determining the credit portion, Huntington uses a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. Non-credit-related OTTI results from other factors, including increased liquidity spreads and higher interest rates. Presentation of OTTI is made in the Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI.
Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). The carrying value plus any related accumulated OCI balance of sold securities is used to compute realized gains and losses. Interest on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income.
Non-marketable equity securities include stock held for membership and regulatory purposes, such as FHLB stock and FRB stock. These securities are accounted for at cost, evaluated for impairment, and are included in other securities. Other securities also include mutual funds and other marketable equity securities. These securities are carried at fair value, with changes in fair value recognized in other noninterest income.
Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for purchase credit impaired loans and loans for which the fair value option has been elected, loans and leases are carried at the principal amount outstanding, net of charge-offs, unamortized deferred loan origination fees and costs, premiums and discounts, and unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, and any initial direct costs incurred to originate these leases. Interest income is accrued as earned using the interest method. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at a premium and at a discount to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs over the contractual lives of the related loans using the effective interest method.
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
Impairment of the residual values of direct financing leases is evaluated quarterly, with those determined to be other than temporary recognized by writing the leases down to fair value with a charge to other noninterest expense. Residual value impairment arises when the expected fair value is less than the carrying amount, net of estimated amounts reimbursable by the lessee. Beginning January 1, 2019, as a result of the implementation of ASC 842, lessors will assess net investments in leases (including residual values) for impairment, and recognize any impairment losses in accordance with the impairment guidance for financial instruments. As such, net investments in leases may be reduced by a recognized allowance for credit losses, with changes recognized as provision expense.
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
Loans Held for Sale — Loans in which Huntington does not have the intent and ability to hold for the foreseeable future are classified as loans held for sale. Loans held for sale are carried at (a) the lower of cost or fair value less cost to sell, or (b) fair value where the fair value option is elected. The fair value option is generally elected for mortgage loans held for sale to facilitate hedging of the loans. The fair value of such loans is estimated based on the inputs that include prices of mortgage backed securities adjusted for other variables such as, interest rates, expected credit defaults and market discount rates. The adjusted value reflects the price we expect to receive from the sale of such loans.
Nonaccrual and Past Due Loans — Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.
Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. When a borrower with debt is discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower, the loan is determined to be collateral dependent and placed on nonaccrual status, unless there is a co-borrower or the repayment is likely to occur based on objective evidence.

All classes within the C&I and CRE portfolios are placed on nonaccrual status at 90-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine finance and other consumer loans are placed on non-accrual, if not charged off, when the loan is 120-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency.
For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income, to the extent it is recognized in the current year, is reversed and charged to interest income, and prior year amounts in interest accrued are charged-off as a credit loss.
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
The ALLL consists of two components: (1) the transaction reserve and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan where obligor balance is greater than $1 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying PD and LGD factors to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD and LGD factors are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
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

The general reserve consists of various risk-profile reserve components. The risk-profile components consider items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, concentrations, portfolio composition, industry comparisons, and internal review functions.
The estimate for the AULC is determined using the same procedures and methodologies as used for the ALLL. The loss factors used in the AULC are the same as the loss factors used in the ALLL while also considering historical utilization of unused commitments. The AULC is recorded in other liabilities in the Consolidated Balance Sheets.
Charge-off of Uncollectible Loans — Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs, unless the repayment is likely to occur based on objective evidence.
C&I and CRE loans are generally either charged-off or written down to net realizable value at 90-days past due. Automobile, RV and marine finance and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.
Impaired Loans — For all classes within the C&I and CRE portfolios, loans with an obligor balance of $1 million or greater are evaluated on a quarterly basis for impairment. Except for TDRs, consumer loans within any class are generally not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration in credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.
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
When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral, less anticipated selling costs, if the loan is collateral dependent. A specific reserve is established as a component of the ALLL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve as appropriate.
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
We also accept collateral, primarily as part of various transactions including derivative instruments and security resale agreements. Collateral accepted by us, including collateral that we can sell or repledge, is excluded from our Consolidated Balance Sheets.
The market value of collateral we have accepted or pledged is regularly monitored and additional collateral is obtained or provided as necessary to ensure appropriate collateral coverage in these transactions.
Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and building improvements are depreciated over an average of 30 to 40 years and 10 to 30 years, respectively. Land improvements and furniture and fixtures are depreciated over an average of 5 to 20 years, while equipment is depreciated over a range of 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the lease term, including any renewal periods for which renewal is reasonably assured. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Amounts in premises and equipment may include items classified as held-for-sale, which are carried at lower of cost or fair value, less costs to sell. Premises and equipment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Mortgage Servicing Rights — Huntington recognizes the rights to service mortgage loans as an asset when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained or when purchased. MSRs are included in servicing rights and other intangible assets in the Consolidated Balance Sheets.
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
At the time of initial capitalization, MSRs may be grouped into servicing classes based on the availability of market inputs used in determining fair value and the method used for managing the risks of the servicing assets. MSR assets are recorded using the fair value method or the amortization method. The election of the fair value or amortization method is made at the time each servicing class is established. All newly created MSRs since 2009 were recorded using the amortization method. Any change in the fair value of MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, during the period is recorded in mortgage banking income. Huntington economically hedges the value of certain MSRs using derivative instruments and trading securities. Changes in fair value of these derivatives and trading securities are reported as a component of mortgage banking income.
Goodwill and Other Intangible Assets — Under the acquisition method of accounting, the net assets of entities acquired by
Huntington are recorded at their estimated fair value at the date of acquisition. The excess cost of consideration paid over the fair value of net assets acquired is recorded as goodwill. Other intangible assets with finite useful lives are amortized either on an accelerated or straight-line basis over their estimated useful lives. Goodwill is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value. On the date a derivative contract is entered into, we designate it as either:

•	a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);

•	a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset liability or forecasted transaction (cash flow hedge); or

•	a trading instrument or a non-qualifying (economic) hedge.
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.
For those derivatives to which hedge accounting is applied, Huntington formally documents the hedging relationship and the risk management objective and strategy for undertaking the hedge. This documentation identifies the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and, unless the hedge meets all of the criteria to assume there is no ineffectiveness, the method that will be used to assess the effectiveness of the hedging instrument and how ineffectiveness will be measured. The methods utilized to assess retrospective hedge effectiveness, as well as the frequency of testing, vary based on the type of item being hedged and the designated hedge period. For specifically designated fair value hedges of certain fixed-rate debt, Huntington utilizes the short-cut method when certain criteria are met. For other fair value hedges of fixed-rate debt, Huntington utilizes the regression method to evaluate hedge effectiveness on a quarterly basis.
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
When hedge accounting is discontinued and the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative continues to be carried on the balance sheet at fair value.
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
In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the changes in fair value of the hedging derivative will no longer be recorded to other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in accumulated other comprehensive income, are immediately reclassified to current period earnings.
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
If the sale criteria are met, the transferred financial assets are removed from our balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on our balance sheet and the proceeds from the transaction are recognized as a liability. For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in the case of complex transactions or where we have continuing involvement, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.
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
In addition, we maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are charged to current earnings.
Noninterest Income — Huntington recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which Huntington expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from Huntington’s customer business practice, for example, waiving certain fees related to customer’s deposit accounts such as NSF fees. Huntington’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price.
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

•
Card and payment processing income includes interchange fees earned on debit cards and credit cards. All other fees (e.g., annual fees), and interest income are recognized in accordance with ASC 310. Huntington recognizes interchange fees for services performed related to authorization and settlement of a cardholder’s transaction with a merchant. Revenue is recognized when a cardholder’s transaction is approved and settled. The revenue may be constrained due to inherent uncertainty related to cardholder’s right to return goods and services but as the uncertainty is resolved within a short period of time (generally within 30 days) interchange revenue is reduced by the amount of returns in the period the return is made by the customer.

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

•
Insurance income includes agency commissions that are recognized when Huntington sells insurance policies to customers. Huntington is also entitled to renewal commissions and, in some cases, profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Profit sharing is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved (i.e., Huntington has reached a minimum volume of sales). Another source of variability is the ability of the policy holder to cancel the policy anytime. In such cases, Huntington may be required, under the terms of the contract, to return part of the commission received. A policy cancellation reserve is established for such expected cancellations.

•
Other noninterest income includes a variety of other revenue streams including capital markets revenue, miscellaneous consumer fees and marketing allowance revenue. Revenue is recognized when, or as, a performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.

Control is transferred to a customer either at a point in time or over time. A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. To determine when control is transferred at a point in time, Huntington considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to determine the progress. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer. As each distinct service or activity is performed, Huntington transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration. Costs to obtain a revenue producing contract are expensed when incurred as a practical expedient as the contractual period for majority of contracts is one year or less.
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing arrangements exist to allocate portions of such revenue to other business segments involved in selling to, or providing service to, customers. Business segment results are determined based upon management’s reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.
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
Share-Based Compensation — Huntington uses the fair value based method of accounting for awards of HBAN stock granted to employees under various share-based compensation plans. Share-based compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to stock options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period). Compensation expense relating to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) of the award.
Stock Repurchases — Acquisitions of Huntington stock are recorded at cost.
Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment, which are described in Note 23.

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

- The update did not have a material impact on Huntington’s Consolidated Financial Statements.

- See Note 13 for further detail impact on adoption.

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

- Huntington reclassified $19 million of equity securities from AFS Securities to Other Securities on the Consolidated Balance Sheets and reclassified unrealized gains of $1 million from AOCI to Retained Earnings. Prior periods have been adjusted to present these securities as Other Securities to facilitate comparison.

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
- Huntington adopted the new guidance on January 1, 2018. - The update did not have a material impact on Huntington’s Consolidated Financial Statements.
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
- Huntington adopted the new guidance on January 1, 2018. - The update did not have a material impact on Huntington’s Consolidated Financial Statements.

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
- Huntington adopted the new guidance on January 1, 2018. - The update did not have a material impact on Huntington’s Consolidated Financial Statements.
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

- Huntington adopted the new guidance on January 1, 2018. Except as mentioned in the paragraph below, the update did not have a material impact on Huntington’s Consolidated Financial Statements.

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

- Huntington early adopted the guidance effective 4Q 2018. The amendment did not have a material impact on Huntington’s Consolidated Financial Statements.

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

- Huntington early adopted the guidance effective 4Q 2018. The amendment did not have a material impact on the Huntington’s Consolidated Financial Statements.

Standard	Summary of guidance	Effects on financial statements
ASU 2018-15 - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Issued August 2018
- Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as well as with hosting arrangements that include an internal-use software license.

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

- Huntington early adopted the guidance effective 3Q 2018. The update did not have a material impact on Huntington’s Consolidated Financial Statements as the guidance was consistent with Huntington’s existing accounting treatment for such arrangements.

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2016-02 - Leases. Issued February 2016
- New lease accounting model for lessees and lessors. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is classified as an operating lease or a finance lease. Impact to the income statement is not expected to be material.

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

-  Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, Huntington elected the transition relief allowed by FASB in foregoing the reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases.

- Huntington expects to recognize right-of-use assets and lease liabilities of approximately $225 million, representing substantially all of its operating lease commitments. This estimate is based, primarily, on the present value of unpaid future minimum lease payments. Additionally, that amount is impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations.

- Existing sale and leaseback guidance, including the detailed guidance applicable to sale-leasebacks of real estate, was replaced with a new model applicable to all assets, which will apply equally to both lessees and lessors. Under the new standard, if the transaction meets sale criteria, the seller-lessee will recognize the sale based on the new revenue recognition standard when control transfers to the buyer-lessor, derecognizing the asset sold and replacing it with a right-of-use asset and lease liability for the leaseback. If the transaction is at fair value, the seller-lessee shall recognize a gain or loss on sale at that time.

- Costs related to exiting an operating lease before the end of its contractual term have been historically accounted for pursuant to ASC 420, with the recognition of a liability measured at the present value of remaining lease payments reduced by any expected sublease income upon the exit of that space. ASC 842 changed the accounting for such costs, with entities evaluating the impairment of right-of-use assets using the guidance in ASC 360. Such an impairment analysis would occur once the entity commits to a plan to abandon the space, and thus may accelerate the timing of these costs.

- The new standard defines initial direct costs as those that would not have been incurred if the lease had not been obtained. Certain incremental costs previously eligible for capitalization, such as internal overhead, will now be expensed.

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

- Entities will instead recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

- Entities will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

- Effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted.

- The amendment is not expected to have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2018-16 - Derivatives and Hedging - Inclusion of SOFR as Benchmark Interest Rate for Hedge Accounting Purposes. Issued October 2018
- Permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.

- For public business entities that already have adopted the amendments in ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

- The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

- Huntington will evaluate its risk management and may determine to hedge risk associated with OIS based on SOFR on case-to-case basis.

ASU 2018-20 - Narrow-Scope Improvements for Lessors Issued December 2018
- The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.

- Permits lessors, as an entity-wide accounting policy election, to present sales and other similar taxes that arise from a specific leasing transaction on a net basis.

- Requires lessors to present lessor costs paid by the lessee directly to a third party on a net basis – regardless of whether the lessor knows, can determine or can reliably estimate those costs.

- Requires lessors to present lessor costs paid by the lessee to the lessor (e.g. through direct reimbursement or as part of the fixed lease payments) on a gross basis

- Effective date coincides with the effective date of ASU 2016-02 for Huntington (fiscal period beginning after December 15, 2018).

- Huntington elected to present sales and other similar taxes that arise from specific leasing transactions on a net basis.

- Management will present property taxes on a gross basis where such taxes are paid by Huntington and reimbursed by the lessee, and has assessed the impact of that change to Huntington’s consolidated financial statements.

- The amendment does not have a material impact on Huntington’s Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. The total balance that is recognized against loans and leases pertaining to unamortized premiums, discounts, fees, and costs, was a net premium of $428 million and $334 million at December 31, 2018 and 2017, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at December 31, 2018 and December 31, 2017.

	At December 31,
(dollar amounts in millions)	2018	2017
Loans and leases:
Commercial and industrial	$30,605	$28,107
Commercial real estate	6,842	7,225
Automobile	12,429	12,100
Home equity	9,722	10,099
Residential mortgage	10,728	9,026
RV and marine finance	3,254	2,438
Other consumer	1,320	1,122
Loans and leases	74,900	70,117
Allowance for loan and lease losses	(772)	(691)
Net loans and leases	$74,128	$69,426
During the fourth quarter of 2018, Huntington announced the sale of its Wisconsin branch banking operations. As a result, $121 million of loans were transferred to loans held-for-sale on the Consolidated Balance Sheet. The sale is expected to close in the first half of 2019.
Direct Financing Leases
Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans. Net investments in lease financing receivables by category at December 31, 2018 and 2017 were as follows:

	At December 31,
(dollar amounts in millions)	2018	2017
Commercial and industrial:
Lease payments receivable	$1,747	$1,645
Estimated residual value of leased assets	726	755
Gross investment in commercial lease financing receivables	2,473	2,400
Deferred origination costs	20	18
Deferred fees	(250)	(225)
Total net investment in commercial lease financing receivables	$2,243	$2,193
The future lease rental payments due from customers on direct financing leases at December 31, 2018, totaled $1.7 billion and were due as follows: $0.6 billion in 2019, $0.4 billion in 2020, $0.3 billion in 2021, $0.2 billion in 2022, $0.1 billion in 2023, and $0.1 billion thereafter.

Nonaccrual and Past Due Loans
The following table presents NALs by loan class at December 31, 2018 and 2017:

	December 31,
(dollar amounts in millions)	2018	2017
Commercial and industrial	$188	$161
Commercial real estate	15	29
Automobile	5	6
Home equity	62	68
Residential mortgage	69	84
RV and marine finance	1	1
Other consumer	—	—
Total nonaccrual loans	$340	$349
The amount of interest that would have been recorded under the original terms for total NAL loans was $22 million, $21 million, and $24 million for 2018, 2017, and 2016, respectively. The total amount of interest recorded to interest income for these loans was $12 million, $18 million, and $17 million in 2018, 2017, and 2016, respectively.
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at December 31, 2018 and 2017 (1):

	December 31, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$17	$51	$140	$30,465	$—	$30,605	$7	(2)
Commercial real estate	10	—	5	15	6,827	—	6,842	—
Automobile	95	19	10	124	12,305	—	12,429	8
Home equity	51	21	56	128	9,593	1	9,722	17
Residential mortgage	108	47	168	323	10,327	78	10,728	131	(3)
RV and marine finance	12	3	2	17	3,237	—	3,254	1
Other consumer	14	7	6	27	1,293	—	1,320	6
Total loans and leases	$362	$114	$298	$774	$74,047	$79	$74,900	$170

	December 31, 2017
	Past Due (1)						Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Purchased Credit Impaired
Commercial and industrial	$35	$14	$65	$114	$27,954	39	—	$28,107	$9	(2)
Commercial real estate	10	1	11	22	7,201	2	—	7,225	3
Automobile	89	18	10	117	11,982	—	1	12,100	7
Home equity	49	19	60	128	9,969	—	2	10,099	18
Residential mortgage	129	48	118	295	8,642	—	89	9,026	72	(3)
RV and marine finance	11	3	2	16	2,421	—	1	2,438	1
Other consumer	12	5	5	22	1,100	—	—	1,122	5
Total loans and leases	$335	$108	$271	$714	$69,269	$41	$93	$70,117	$115

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

Allowance for Credit Losses
The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2018, 2017, and 2016:

(dollar amounts in millions)	Commercial	Consumer	Total
Year ended December 31, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(79)	(189)	(268)
Recoveries of loans previously charged-off	65	58	123
Provision for loan and lease losses	74	152	226
ALLL balance, end of period	$542	$230	$772
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	10	(1)	9
AULC balance, end of period	$94	$2	$96
ACL balance, end of period	$636	$232	$868

Year ended December 31, 2017:
ALLL balance, beginning of period	$451	$187	$638
Loan charge-offs	(72)	(180)	(252)
Recoveries of loans previously charged-off	41	52	93
Provision for loan and lease losses	62	150	212
ALLL balance, end of period	$482	$209	$691
AULC balance, beginning of period	$87	$11	$98
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(3)	(8)	(11)
AULC balance, end of period	$84	$3	$87
ACL balance, end of period	$566	$212	$778

Year ended December 31, 2016:
ALLL balance, beginning of period	$399	$199	$598
Loan charge-offs	(92)	(135)	(227)
Recoveries of loans previously charged-off	73	45	118
Provision for loan and lease losses	85	84	169
Allowance for loans sold or transferred to loans held for sale	(14)	(6)	(20)
ALLL balance, end of period	$451	$187	$638
AULC balance, beginning of period	$64	$8	$72
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	19	3	22
AULC recorded at acquisition	4	—	4
AULC balance, end of period	$87	$11	$98
ACL balance, end of period	$538	$198	$736
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

Loans are generally assigned a category of “Pass” rating upon initial approval and subsequently updated as appropriate based on the borrower’s financial performance.
Commercial loans categorized as OLEM, Substandard, or Doubtful are considered Criticized loans. Commercial loans categorized as Substandard or Doubtful are both considered Classified loans.
For all classes within consumer loan portfolios, loans are assigned pool level PD factors based on the FICO range within which the borrower’s most recent credit bureau score falls. A credit bureau score is a credit score developed by FICO based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following table presents each loan and lease class by credit quality indicator at December 31, 2018 and 2017:

	December 31, 2018
	Credit Risk Profile by UCS Classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,807	$518	$1,269	$11	$30,605
Commercial real estate	6,586	181	74	1	6,842
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	6,254	4,520	1,373	282	$12,429
Home equity	6,098	2,975	591	56	9,720
Residential mortgage	7,159	2,801	612	78	10,650
RV and marine finance	2,074	990	105	85	3,254
Other consumer	501	633	129	57	1,320

	December 31, 2017
	Credit Risk Profile by UCS Classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$26,268	$694	$1,116	$29	$28,107
Commercial real estate	6,909	200	115	1	7,225
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	6,102	4,312	1,390	295	$12,099
Home equity	6,352	3,024	617	104	10,097
Residential mortgage	5,697	2,581	605	54	8,937
RV and marine finance	1,433	863	96	45	2,437
Other consumer	428	540	143	11	1,122

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.

Impaired Loans
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2018 and 2017:

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2018
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$33	$10	$43
Attributable to loans collectively evaluated for impairment	509	220	729
Total ALLL balance	$542	$230	$772
Loan and Lease Ending Balances at December 31, 2018 (1)
Portion of loan and lease ending balance:
Individually evaluated for impairment	516	591	1,107
Collectively evaluated for impairment	36,931	36,783	73,714
Total loans and leases evaluated for impairment	$37,447	$37,374	$74,821

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2017
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$32	$9	$41
Attributable to loans collectively evaluated for impairment	450	200	650
Total ALLL balance:	$482	$209	$691
Loan and Lease Ending Balances at December 31, 2017 (1)
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$41	$—	$41
Individually evaluated for impairment	607	616	1,223
Collectively evaluated for impairment	34,684	34,076	68,760
Total loans and leases evaluated for impairment	$35,332	$34,692	$70,024

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases for the years ended December 31, 2018 and 2017 (1):

				Year Ended
	December 31, 2018			December 31, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$224	$261	$—	$256	$22
Commercial real estate	36	45	—	47	8

With an allowance recorded:
Commercial and industrial	221	240	31	272	11
Commercial real estate	35	39	2	45	2
Automobile	38	42	2	37	2
Home equity	314	356	10	326	14
Residential mortgage	287	323	4	297	11
RV and marine finance	2	3	—	2	—
Other consumer	9	9	3	8	—

Total
Commercial and industrial (3)	445	501	31	528	33
Commercial real estate (4)	71	84	2	92	10
Automobile (2)	38	42	2	37	2
Home equity (5)	314	356	10	326	14
Residential mortgage (5)	287	323	4	297	11
RV and marine finance (2)	2	3	—	2	—
Other consumer (2)	9	9	3	8	—

				Year Ended
	December 31, 2017			December 31, 2017
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$284	$311	$—	$206	$12
Commercial real estate	56	81	—	64	8

With an allowance recorded:
Commercial and industrial	257	280	29	292	16
Commercial real estate	51	51	3	52	2
Automobile	36	40	2	33	2
Home equity	334	385	14	329	15
Residential mortgage	308	338	4	325	12
RV and marine finance	2	3	—	1	—
Other consumer	8	8	2	5	—

Total
Commercial and industrial (3)	541	591	29	498	28
Commercial real estate (4)	107	132	3	116	10
Automobile (2)	36	40	2	33	2
Home equity (5)	334	385	14	329	15
Residential mortgage (5)	308	338	4	325	12
RV and marine finance (2)	2	3	—	1	—
Other consumer (2)	8	8	2	5	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine finance and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At December 31, 2018 and December 31, 2017, C&I loans of $366 million and $382 million, respectively, were considered impaired due to their status as a TDR.

(4)	At December 31, 2018 and December 31, 2017, CRE loans of $60 million and $93 million, respectively, were considered impaired due to their status as a TDR.

(5)
Includes home equity and residential mortgages considered impaired due to collateral dependent designation associated with their non-accrual status as well as home equity and mortgage loans considered impaired due to their status as a TDR.

(6)	The differences between the ending balance and unpaid principal balance amounts primarily represent partial charge-offs.

(7)
Impaired loans in the consumer portfolio are evaluated in pools and not at the loan level. Thus, these loans do not have an individually assigned allowance and as such all are classified as with an allowance recorded in the tables above.

TDR Loans
The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $51 million, $49 million, and $49 million for 2018, 2017, and 2016, respectively. The total amount of actual interest recorded to interest income for these loans was $48 million, $45 million, and $40 million for 2018, 2017, and 2016, respectively.
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
Following is a description of TDRs by the different loan types:
Commercial loan TDRs – Our strategy involving commercial TDR borrowers includes working with these borrowers to allow them to refinance elsewhere, as well as allow them time to improve their financial position and remain a Huntington customer through refinancing their notes according to market terms and conditions in the future.  A subsequent refinancing or modification of a loan may occur when either the loan matures according to the terms of the TDR-modified agreement or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if the borrower is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan.  A new loan is considered for removal of the TDR designation, whereas a continuation of the prior note requires a continuation of the TDR designation.  In order for a TDR designation to be removed, the borrower must no longer be experiencing financial difficulties and the terms of the refinanced loan must not represent a concession.

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
TDR Impact on Credit Quality
Huntington’s ALLL is largely determined by risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both the commercial and consumer portfolios. These risk ratings and credit scores consider the default history of the borrower, including payment redefaults. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.
The Company’s TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of the concessions for the C&I and CRE portfolios are the extension of the maturity date, but could also include an increase in the interest rate. In these instances, the primary concession is the maturity date extension.
TDR concessions may also result in the reduction of the ALLL within the C&I and CRE portfolios. This reduction is derived from payments and the resulting application of the reserve calculation within the ALLL.  The transaction reserve for non-TDR C&I and CRE loans is calculated based upon several estimated factors, such as PD and LGD.  Upon the occurrence of a TDR in the C&I and CRE portfolios, the reserve is measured based on discounted expected cash flows or collateral value, less anticipated selling costs, of the modified loan in accordance with ASC 310-10.  The resulting TDR ALLL calculation often results in a lower ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. Alternatively, the ALLL for C&I and CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.
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

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2018 and 2017.

	New Troubled Debt Restructurings (1)
	Year Ended December 31, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	725	$—	$352	$—	$—	$352
Commercial real estate	102	—	82	—	—	82
Automobile	2,867	—	15	8	—	23
Home equity	602	—	25	11	—	36
Residential mortgage	345	—	34	3	—	37
RV and marine finance	117	—	—	1	—	1
Other consumer	1,633	8	—	—	—	8
Total new TDRs	6,391	$8	$508	$23	$—	$539

	Year Ended December 31, 2017
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	1,047	$1	$600	$—	$—	$601
Commercial real estate	111	—	122	—	—	122
Automobile	2,741	—	15	8	—	23
Home equity	922	2	33	11	4	50
Residential mortgage	453	—	40	7	2	49
RV and marine finance	131	—	1	1	—	2
Other consumer	1,340	—	6	—	—	6
Total new TDRs	6,745	$3	$817	$27	$6	$853

(1)	TDRs may include multiple concessions. The disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
The financial effects of modification represent the financial impact via provision (recovery) for loan and lease losses as a result of the modification and were $(15) million and $(13) million at December 31, 2018 and December 31, 2017, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB of Cincinnati. As of December 31, 2018 and 2017, these borrowings and advances are secured by $46.5 billion and $31.7 billion of loans and securities, respectively.

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at December 31, 2018 and 2017:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2018
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,185	15	(201)	6,999
Residential MBS	1,261	9	(15)	1,255
Commercial MBS	1,641	—	(58)	1,583
Other agencies	128	—	(2)	126
Total U.S. Treasury, federal agency and other agency securities	10,220	24	(276)	9,968
Municipal securities	3,512	6	(78)	3,440
Asset-backed securities	318	1	(4)	315
Corporate debt	54	—	(1)	53
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,108	$31	$(359)	$13,780

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,124	$—	$(47)	$2,077
Residential MBS	1,851	2	(42)	1,811
Commercial MBS	4,235	—	(186)	4,049
Other agencies	350	—	(6)	344
Total federal agency and other agency securities	8,560	2	(281)	8,281
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,565	$2	$(281)	$8,286

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$248	$—	$—	$248
Federal Reserve Bank stock	295	—	—	295
Other securities, at fair value
Mutual funds	20	—	—	20
Marketable equity securities	1	1	—	2
Total other securities	$564	$1	$—	$565

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2017
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	6,661	1	(178)	6,484
Residential MBS	1,371	1	(5)	1,367
Commercial MBS	2,539	—	(52)	2,487
Other agencies	69	1	—	70
Total U.S. Treasury, federal agency and other agency securities	10,645	3	(235)	10,413
Municipal securities	3,892	21	(35)	3,878
Asset-backed securities	482	1	(16)	467
Corporate debt	106	3	—	109
Other securities/Sovereign debt	2	—	—	2
Total available-for-sale securities	$15,127	$28	$(286)	$14,869

Held-to-maturity securities:
Federal agencies:
Residential CMO	$3,714	$1	$(58)	$3,657
Residential MBS	1,049	2	(7)	1,044
Commercial MBS	3,791	—	(55)	3,736
Other agencies	532	1	(4)	529
Total federal agency and other agency securities	9,086	4	(124)	8,966
Municipal securities	5	—	—	5
Total held-to-maturity securities	$9,091	$4	$(124)	$8,971

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$287	$—	$—	$287
Federal Reserve Bank stock	294	—	—	294
Other securities, at fair value
Mutual funds	18	—	—	18
Marketable equity securities	1	—	—	1
Total other securities	$600	$—	$—	$600

The following table provides the amortized cost and fair value of securities by contractual maturity at December 31, 2018. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	2018
(dollar amounts in millions)	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$186	$185
After 1 year through 5 years	1,057	1,039
After 5 years through 10 years	1,838	1,802
After 10 years	11,027	10,754
Total available-for-sale securities	$14,108	$13,780

Held-to-maturity securities:
Under 1 year	$—	$—
After 1 year through 5 years	11	11
After 5 years through 10 years	362	356
After 10 years	8,192	7,919
Total held-to-maturity securities	$8,565	$8,286
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2018 and 2017:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Available-for-sale securities:
Federal agencies:
Residential CMO	$425	$(3)	$5,943	$(198)	$6,368	$(201)
Residential MBS	259	(6)	319	(9)	578	(15)
Commercial MBS	10	—	1,573	(58)	1,583	(58)
Other agencies	—	—	124	(2)	124	(2)
Total federal agency and other agency securities	694	(9)	7,959	(267)	8,653	(276)
Municipal securities	1,425	(24)	1,602	(54)	3,027	(78)
Asset-backed securities	95	(2)	117	(2)	212	(4)
Corporate debt	40	—	1	(1)	41	(1)
Total temporarily impaired securities	$2,254	$(35)	$9,679	$(324)	$11,933	$(359)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$12	$—	$2,004	$(47)	$2,016	$(47)
Residential MBS	16	—	1,457	(42)	1,473	(42)
Commercial MBS	—	—	4,041	(186)	4,041	(186)
Other agencies	113	(2)	205	(4)	318	(6)
Total federal agency and other agency securities	141	(2)	7,707	(279)	7,848	(281)
Municipal securities	—	—	4	—	4	—
Total temporarily impaired securities	$141	$(2)	$7,711	$(279)	$7,852	$(281)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,660	$(19)	$4,520	$(159)	$6,180	$(178)
Residential MBS	1,078	(5)	11	—	1,089	(5)
Commercial MBS	960	(15)	1,527	(37)	2,487	(52)
Other agencies	39	—	—	—	39	—
Total federal agency and other agency securities	3,737	(39)	6,058	(196)	9,795	(235)
Municipal securities	1,681	(21)	497	(14)	2,178	(35)
Asset-backed securities	127	(1)	173	(15)	300	(16)
Total temporarily impaired securities	$5,545	$(61)	$6,728	$(225)	$12,273	$(286)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,369	$(26)	$1,019	$(32)	$3,388	$(58)
Residential MBS	974	(7)	—	—	974	(7)
Commercial MBS	3,456	(49)	253	(6)	3,709	(55)
Other agencies	249	(2)	139	(2)	388	(4)
Total federal agency and other agency securities	7,048	(84)	1,411	(40)	8,459	(124)
Municipal securities	—	—	5	—	5	—
Total temporarily impaired securities	$7,048	$(84)	$1,416	$(40)	$8,464	$(124)
Upon adoption of ASU 2017-12, Huntington transferred $2.8 billion of securities eligible to be hedged under the last-of-layer method from the HTM portfolio to the AFS portfolio. At the time of the transfer, $26 million of unrealized losses were recognized in OCI. Concurrently, Huntington transferred $2.7 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $56 million of unrealized losses attributed to these securities. This loss will be amortized into interest income over the remaining life of the securities.
At December 31, 2018, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $4.5 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2018.
The following table is a summary of realized securities gains and losses for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Gross gains on sales of securities	$7	$10	$23
Gross (losses) on sales of securities	(28)	(10)	(21)
Net gain (loss) on sales of securities	$(21)	$—	$2
OTTI recognized in earnings	—	(4)	(2)
Net securities (losses)	$(21)	$(4)	$—
Security Impairment
Huntington evaluates the securities portfolio for impairment on a quarterly basis. As of December 31, 2018, the Company has evaluated available-for-sale and held-to-maturity securities with gross unrealized losses for impairment and concluded no OTTI is required.
Other securities that are carried at cost are reviewed at least annually for impairment, with valuation adjustments recognized in other noninterest income. As of December 31, 2018, the Company concluded no impairment is required.

5. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Residential mortgage loans sold with servicing retained	$3,846	$3,985	$3,632
Pretax gains resulting from above loan sales (1)	87	99	97

(1)	Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the amortization method for the years ended December 31, 2018 and 2017:

(dollar amounts in millions)	2018	2017
Carrying value, beginning of year	$191	$172
New servicing assets created	44	44
Impairment recovery (charge)	6	1
Amortization and other	(30)	(26)
Carrying value, end of year	$211	$191
Fair value, end of year	$212	$191
Weighted-average life (years)	6.7	7.1
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

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2018, and 2017 follows:

	December 31, 2018				December 31, 2017
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	9.40%		$(6)	$(12)	8.30%		$(5)	$(10)
Spread over forward interest rate swap rates	934	bps	(7)	(13)	1,049	bps	(7)	(13)
Additionally, Huntington held MSRs recorded using the fair value method of $10 million and $11 million at December 31, 2018 and 2017, respectively. The change in fair value representing time decay, payoffs and changes in valuation inputs and assumptions for the years ended December 31, 2018 and 2017 was $1 million and $3 million, respectively.
Total servicing, late and other ancillary fees included in mortgage banking income was $60 million, $56 million, and $50 million for the years ended December 31, 2018, 2017, and 2016, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $21.0 billion, $19.8 billion, and $18.9 billion at December 31, 2018, 2017, and 2016, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
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
A rollforward of goodwill by business segment for the years ended December 31, 2018 and 2017, is presented in the table below:

	Consumer &
	Business	Commercial	Vehicle		Treasury/	Huntington
(dollar amounts in millions)	Banking	Banking	Finance	RBHPCG	Other	Consolidated
Balance, January 1, 2017	$1,398	$453	$—	$142	$—	$1,993
Adjustments	—	(28)	—	28	—	—
Balance, December 31, 2017	1,398	425	—	170	—	1,993
Goodwill acquired during the period	—	1	—	—	—	1
Adjustments	(5)	—	—	—	—	(5)
Balance, December 31, 2018	$1,393	$426	$—	$170	$—	$1,989
Huntington announced a change in its executive leadership team, which became effective at the end of 2017. As a result, Commercial Real Estate is now included as an operating unit in the Commercial Banking segment. During the 2017 second quarter, the previously reported Home Lending segment was included as an operating unit within the Consumer and Business Banking segment, and the Insurance operating unit previously included in Commercial Banking was realigned to RBHPCG. As a result of these changes, Huntington reclassified a net $28 million of goodwill from the Commercial Banking segment to the RBHPCG segment.
On October 1, 2018, Huntington completed its acquisition of HSE. As part of the transaction, Huntington recorded $1 million of goodwill.
During the fourth quarter of 2018, Huntington reclassified $5 million of goodwill in the Consumer & Business Banking segment related to the held for sale disposal group.
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2018 or 2017.
At December 31, 2018 and 2017, Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2018
Core deposit intangible	$314	$(93)	$221
Customer relationship	182	(122)	60
Total other intangible assets	$496	$(215)	$281
December 31, 2017
Core deposit intangible	$325	$(61)	$264
Customer relationship	190	(108)	82
Total other intangible assets	$515	$(169)	$346
The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2019	$49
2020	41
2021	38
2022	36
2023	34

7. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following at December 31, 2018 and 2017:

	At December 31,
(dollar amounts in millions)	2018	2017
Land and land improvements	$188	$193
Buildings	579	563
Leasehold improvements	199	240
Equipment	739	746
Total premises and equipment	1,705	1,742
Less accumulated depreciation and amortization	(915)	(878)
Net premises and equipment	$790	$864
Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2018, 2017, and 2016 were:

(dollar amounts in millions)	2018	2017	2016
Total depreciation and amortization of premises and equipment	$130	$123	$126
Rental income credited to occupancy expense	13	14	13
8. SHORT-TERM BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at December 31, 2018 and 2017:

	At December 31,
(dollar amounts in millions)	2018	2017
Federal funds purchased and securities sold under agreements to repurchase	$2,004	$1,318
Federal Home Loan Bank advances	—	3,725
Other borrowings	13	13
Total short-term borrowings	$2,017	$5,056
Other borrowings consist of borrowings from the U.S. Treasury and other notes payable.

9. LONG-TERM DEBT
Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in millions)	2018	2017
The Parent Company:
Senior Notes:
3.19% Huntington Bancshares Incorporated medium-term notes due 2021	$969	$969
2.33% Huntington Bancshares Incorporated senior notes due 2022	946	953
4.00% Huntington Bancshares Incorporated senior notes due 2025	507	—
2.64% Huntington Bancshares Incorporated senior notes due 2018	—	399
Subordinated Notes:
7.00% Huntington Bancshares Incorporated subordinated notes due 2020	305	312
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	239	245
Sky Financial Capital Trust IV 4.20% junior subordinated debentures due 2036 (1)	74	74
Sky Financial Capital Trust III 4.20% junior subordinated debentures due 2036 (1)	72	72
Huntington Capital I Trust Preferred 3.50% junior subordinated debentures due 2027 (2)	69	69
Huntington Capital II Trust Preferred 3.42% junior subordinated debentures due 2028 (3)	31	31
Camco Financial Statutory Trust I 4.13% due 2037 (4)	4	4
Total notes issued by the parent	3,216	3,128
The Bank:
Senior Notes:
3.55% Huntington National Bank senior notes due 2023	756	—
3.25% Huntington National Bank senior notes due 2021	750	—
2.47% Huntington National Bank senior notes due 2020	692	694
2.55% Huntington National Bank senior notes due 2022	672	685
2.23% Huntington National Bank senior notes due 2019	498	497
2.43% Huntington National Bank senior notes due 2020	493	498
2.97% Huntington National Bank senior notes due 2020	491	492
3.31% Huntington National Bank senior notes due 2020 (5)	300	300
2.24% Huntington National Bank senior notes due 2018	—	844
2.10% Huntington National Bank senior notes due 2018	—	748
1.75% Huntington National Bank senior notes due 2018	—	496
5.04% Huntington National Bank medium-term notes due 2018	—	35
Subordinated Notes:
3.86% Huntington National Bank subordinated notes due 2026	229	238
5.45% Huntington National Bank subordinated notes due 2019	76	77
6.67% Huntington National Bank subordinated notes due 2018	—	129
Total notes issued by the bank	4,957	5,733
FHLB Advances:
3.12% weighted average rate, varying maturities greater than one year	6	7
Other:
Huntington Technology Finance nonrecourse debt, 4.19% effective interest rate, varying maturities	322	263
4.68% Huntington Preferred Capital II - Class F securities (6)	74	75
4.68% Huntington Preferred Capital II - Class G securities (6)	50	—
Total other	446	338
Total long-term debt	$8,625	$9,206

(1)	Variable effective rate at December 31, 2018, based on three-month LIBOR +1.40%.

(2)	Variable effective rate at December 31, 2018, based on three-month LIBOR +0.70%

(3)	Variable effective rate at December 31, 2018, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at December 31, 2018, based on three-month LIBOR +1.33%.

(5)	Variable effective rate at December 31, 2018, based on three-month LIBOR + 0.51%

(6)	Variable effective rate at December 31, 2018, based on three-month LIBOR +1.88%.

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge interest rate risk of certain fixed-rate debt by converting the debt to a variable rate. See Note 18 for more information regarding such financial instruments.
In May 2018, Huntington issued $500 million of senior notes at 99.686% of face value. The senior notes mature on May 15, 2025 and have a fixed coupon rate of 4.00%.
In May 2018, the Bank issued $750 million of senior notes at 99.774% of face value. The senior notes mature on May 14, 2021 and have a fixed coupon rate of 3.25%.
In August 2018, the Bank issued $750 million of senior notes at 99.780% of face value. The senior notes mature on October 6, 2023 and have a fixed coupon rate of 3.55%.
In March 2017, the Bank issued $700 million of senior notes at 99.994% of face value. The senior notes mature on March 10, 2020 and have a fixed coupon rate of 2.375%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. Also, in March 2017, the Bank issued $300 million of senior notes at 100% of face value.
In August 2017, the Bank issued $700 million of senior notes at 99.762% of face value. The senior notes mature on August 7, 2022 and have a fixed coupon rate of 2.50%.
Long-term debt maturities for the next five years and thereafter are as follows:

(dollar amounts in millions)	2019	2020	2021	2022	2023	Thereafter	Total
The Parent Company:
Senior notes	$—	$—	$1,000	$1,000	$—	$500	$2,500
Subordinated notes	—	300	—	—	250	253	803
The Bank:
Senior notes	500	2,000	750	700	750	—	4,700
Subordinated notes	76	—	—	—	—	250	326
FHLB Advances	1	2	—	1	1	1	6
Other	16	74	85	163	108	—	446
Total	$593	$2,376	$1,835	$1,864	$1,109	$1,004	$8,781
These maturities are based upon the par values of the long-term debt.
The terms of the long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2018, Huntington was in compliance with all such covenants.
10. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI in the three years ended December 31, 2018, 2017, and 2016, were as follows:

	2018
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	$(151)	$35	$(116)
Less: Reclassification adjustment for net losses (gains) included in net income	41	(9)	32
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(110)	26	(84)
Net change in pension and other post-retirement obligations	4	—	4
Total other comprehensive income (loss)	$(106)	$26	$(80)

	2017
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$4	$(2)	$2
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(87)	31	(56)
Less: Reclassification adjustment for net losses (gains) included in net income	26	(9)	17
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(57)	20	(37)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	1	(1)	—
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	3	(1)	2
Less: Reclassification adjustment for net (gains) losses included in net income	1	—	1
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	4	(1)	3
Net change in pension and other post-retirement obligations	—	—	—
Total other comprehensive income (loss)	$(52)	$18	$(34)

	2016
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1	$—	$1
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(203)	70	(133)
Less: Reclassification adjustment for net gains (losses) included in net income	(107)	38	(69)
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(309)	108	(201)
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	2	(1)	1
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	2	(1)	1
Net change in pension and post-retirement obligations	38	(13)	25
Total other comprehensive income (loss)	$(269)	$94	$(175)
Activity in accumulated OCI for the two years ended December 31, 2018 and 2017 were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Unrealized gains (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post-retirement obligations	Total
December 31, 2016	$(193)	$(3)	$(205)	$(401)
Other comprehensive income before reclassifications	(54)	2	(10)	(62)
Amounts reclassified from accumulated OCI to earnings	17	1	10	28
Period change	(37)	3	—	(34)
TCJA, Reclassification from accumulated OCI to retained earnings	(48)	—	(45)	(93)
December 31, 2017	(278)	—	(250)	(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)	—	—	(1)
Other comprehensive income before reclassifications	(116)	—	—	(116)
Amounts reclassified from accumulated OCI to earnings	32	—	4	36
Period change	(84)	—	4	(80)
December 31, 2018	$(363)	$—	$(246)	$(609)

(1)
AOCI amounts at December 31, 2018, 2017, and 2016 include $137 million, $95 million, and $82 million of net unrealized losses (before any deferred tax benefits) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Consolidated Statements of Income for the years ended December 31, 2018 and 2017:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in millions)	2018	2017
Gains (losses) on debt securities:
Amortization of unrealized (losses)	$(13)	$(8)	Interest income—held-to-maturity securities—taxable
Realized (loss) on sale of securities	(28)	(14)	Noninterest income—net gains (losses) on sale of securities
OTTI recorded	—	(4)	Noninterest income—Impairment losses recognized in earnings on available-for-sale securities
Total before tax	(41)	(26)
Tax benefit	9	9
Net of tax	$(32)	$(17)
Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$—	$(1)	Interest and fee income—loans and leases
Total before tax	—	(1)
Tax benefit	—	—
Net of tax	$—	$(1)
Amortization of defined benefit pension and post-retirement items:
Actuarial losses	$(13)	$(18)	Noninterest income / expense (1)
Net periodic benefit costs	4	2	Noninterest income / expense (1)
Total before tax	(9)	(16)
Tax benefit	2	6
Net of tax	$(7)	$(10)

(1)	The activity for 2018 and 2017 is recorded in Noninterest Income - other income and Noninterest Expense - personnel costs, respectively, on the Consolidated Statements of Income.
11. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of December 31, 2018.

(dollar amounts in millions, share amounts in thousands)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386	6.25%	7/15/2021
Series D	5/5/2016	200,000	199	6.25%	7/15/2021
Series C	8/16/2016	100,000	100	5.875%	1/15/2022
Series E	2/27/2018	5,000	495	5.70%	4/15/2023
Total		740,500	$1,203
Series B, D, and C of preferred stock has a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. Series E preferred stock has a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends. All preferred stock has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
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

Preferred E Stock issued and outstanding
On February 27, 2018, Huntington issued $500 million of preferred stock. Huntington issued 500,000 depositary shares, each depositary shares representing a 1/100th ownership interest in a share of 5.70% Series E Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock (Preferred E Stock), par value $0.01 per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). Each holder of a depositary share will be entitled to all proportional rights and preferences of the Preferred E Stock (including dividend, voting, redemption, and liquidation rights). Costs of $5 million related to the issuance of the Preferred E Stock are reported as a direct deduction from the face amount of the stock.
Dividends on the Preferred E Stock will be non-cumulative and payable quarterly in arrears, when, and if, authorized by the Company’s board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 5.70% per year on the liquidation preference of $100,000 per share, equivalent to $1,000 per depositary share. The dividend payment dates are the fifteenth day of each January, April, July and October, which commenced on July 15, 2018.
The Preferred E Stock has no maturity date. Huntington may redeem the Preferred E Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2023 or (ii) in whole but not in part, within 90 days following a change in laws or regulations, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends on the Series E Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Preferred E Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred E Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred E Stock or the depositary shares.
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
On February 22, 2018, Huntington converted all its outstanding 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock to 30.3 million shares of common stock. Following the conversion, the additional shares were included in average common shares issued and outstanding. The 2018 and 2017 total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for each of the three years ended December 31 was as follows:

	Year Ended December 31,
(dollar amounts in millions, except per share data, share count in thousands)	2018	2017	2016
Basic earnings per common share:
Net income	$1,393	$1,186	$712
Preferred stock dividends	(70)	(76)	(65)
Net income available to common shareholders	$1,323	$1,110	$647
Average common shares issued and outstanding	1,081,542	1,084,686	904,438
Basic earnings per common share	$1.22	$1.02	$0.72
Diluted earnings per common share:
Net income available to common shareholders	$1,323	$1,110	$647
Effect of assumed preferred stock conversion	—	31	—
Net income applicable to diluted earnings per share	$1,323	$1,141	$647
Average common shares issued and outstanding	1,081,542	1,084,686	904,438
Dilutive potential common shares
Stock options and restricted stock units and awards	16,529	17,883	11,728
Shares held in deferred compensation plans	3,511	3,160	2,486
Dilutive impact of Preferred Stock	4,403	30,330	—
Other	—	127	138
Dilutive potential common shares	24,443	51,500	14,352
Total diluted average common shares issued and outstanding	1,105,985	1,136,186	918,790
Diluted earnings per common share	$1.20	$1.00	$0.70
There were approximately 2.3 million, 1.0 million, and 3.1 million options to purchase shares of common stock not included in the computation of diluted earnings per share because the effect would be antidilutive at December 31, 2018, 2017, and 2016, respectively.

13. NONINTEREST INCOME
Huntington earns a variety of revenue including interest and fees from customers as well as revenues from non-customers. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income. These revenues are included within various sections of the Consolidated Financial Statements. The following table shows Huntington’s total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP Topics.

(dollar amounts in millions)	Year Ended December 31, 2018
Noninterest income
Noninterest income from contracts with customers	$881
Noninterest income within the scope of other GAAP topics	440
Total noninterest income	$1,321
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 23:

(dollar amounts in millions)	Year Ended December 31, 2018
Major Revenue Streams	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Service charges on deposit accounts	$290	$64	$5	$4	$—	$363
Card and payment processing income	198	11	—	—	—	209
Trust and investment management services	28	4	—	139	—	171
Insurance income	34	5	—	41	2	82
Other income	38	6	3	8	1	56
Net revenue from contracts with customers	$588	$90	$8	$192	$3	$881
Noninterest income within the scope of other GAAP topics	150	223	2	1	64	440
Total noninterest income	$738	$313	$10	$193	$67	$1,321
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2018 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2018 was determined to be immaterial.
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
2018 Long-Term Incentive Plan
In 2018, shareholders approved the Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan (the 2018 Plan). Shares remaining under the 2015 Long-Term Incentive Plan have been incorporated into the 2018 Plan. Accordingly, the total number of shares authorized for awards under the 2018 Plan is 33 million shares. At December 31, 2018, 26 million shares from the Plan were available for future grants.
Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2018, Huntington believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2019.
The following table presents total share-based compensation expense and related tax benefit for the three years ended December 31, 2018, 2017, and 2016:

(dollar amounts in millions)	2018	2017	2016
Share-based compensation expense	$78	$92	$66
Tax benefit	14	32	22
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
The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted in the three years ended December 31, 2018, 2017, and 2016:

Assumptions	2018	2017	2016
Risk-free interest rate	2.88%	2.04%	1.63%
Expected dividend yield	3.71	3.31	3.18
Expected volatility of Huntington’s common stock	24.0	29.5	30.0
Expected option term (years)	6.5	6.5	6.5
Weighted-average grant date fair value per share	$2.58	$2.81	$2.17
Huntington’s stock option activity and related information for the year ended December 31, 2018, was as follows:

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	13,918	$8.21
Granted	2,538	14.81
Exercised	(5,775)	6.57
Forfeited/expired	(64)	13.31
Outstanding at December 31, 2018	10,617	$10.64	5.4	$22
Expected to vest (1)	4,503	$13.36	8.6	$2
Exercisable at December 31, 2018	5,981	$8.52	3.0	$21

(1)	The number of options expected to vest reflects an estimate of 133,000 shares expected to be forfeited.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. The total intrinsic value of options exercised for the years ended December 31, 2018, 2017, and 2016 were $52 million, $16 million and $11 million, respectively. For the years ended December 31, 2018, 2017, and 2016, cash received for the exercises of stock options was $5 million, $11 million and $14 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $10 million, $5 million and $3 million in 2018, 2017, and 2016, respectively.
Huntington also grants restricted stock awards, restricted stock units, performance share units, and other stock-based awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share units are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards reflects the closing market price of Huntington’s common stock on the grant date.
The following table summarizes the status of Huntington’s restricted stock awards, units, and performance share units as of December 31, 2018, and activity for the year ended December 31, 2018:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2018	448	$9.68	16,159	$11.26	3,018	$10.67
Granted	—	—	4,743	15.01	691	14.81
Vested	(227)	9.68	(4,948)	10.56	(719)	10.89
Forfeited	(20)	9.68	(474)	12.32	(32)	12.27
Nonvested at December 31, 2018	201	$9.68	15,480	$12.51	2,958	$11.75

The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2018, 2017, and 2016 were $14.98, $11.13, and $9.59, respectively. The total fair value of awards vested during the years ended December 31, 2018, 2017, and 2016 was $62 million, $53 million, and $31 million, respectively. As of December 31, 2018, the total unrecognized compensation cost related to nonvested shares was $96 million with a weighted-average expense recognition period of 2.3 years.
15. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The plan, which was modified in 2013, no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2018.
The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2018 and 2017, and the net periodic benefit cost for the years then ended:

	Pension Benefits
	2018	2017
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.41%	3.73%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.73	4.38
Expected return on plan assets	5.75	6.50
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
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits
(dollar amounts in millions)	2018	2017
Projected benefit obligation at beginning of measurement year	$900	$851
Changes due to:
Service cost	3	3
Interest cost	29	30
Benefits paid	(26)	(27)
Settlements	(18)	(31)
Actuarial assumptions and gains (losses)	(67)	74
Total changes	(79)	49
Projected benefit obligation at end of measurement year	$821	$900
The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2018 and 2017 measurement dates:

	Pension Benefits
(dollar amounts in millions)	2018	2017
Fair value of plan assets at beginning of measurement year	$903	$841
Changes due to:
Actual return on plan assets	(30)	118
Settlements	(19)	(29)
Benefits paid	(26)	(27)
Total changes	(75)	62
Fair value of plan assets at end of measurement year	$828	$903
As of December 31, 2018, the difference between the accumulated benefit obligation and the fair value of Huntington’s plan assets was $7 million and is recorded in other liabilities.

The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2018:

	Pension Benefits (1)
(dollar amounts in millions)	2018	2017	2016
Service cost	$3	$3	$5
Interest cost	29	30	30
Expected return on plan assets	(49)	(55)	(45)
Amortization of loss	9	7	7
Settlements	7	11	(8)
Benefit costs	$(1)	$(4)	$(11)

(1)
The pension costs for 2018 were recorded in noninterest income - other income. For 2017 and 2016 the costs were recorded in noninterest expense - personnel costs, in the Consolidated Statements of Income.

Included in benefit costs above are $2 million, $2 million, and $2 million of plan expenses that were recognized in each of the three years ended December 31, 2018, 2017, and 2016. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2019, Huntington expects net periodic pension benefit, excluding any expense of settlements, to approximate $3 million for 2019.
At December 31, 2018 and 2017, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, money market funds, and mutual funds as follows:

	Fair Value
(dollar amounts in millions)	2018		2017
Cash equivalents:
Mutual funds-money market	$4	—%	$14	2%
U.S. Treasury bills	4	1	5	1
Fixed income:
Corporate obligations	272	33	293	32
U.S. Government obligations	298	36	216	24
U.S. Government agencies	22	3	23	3
Equities:
Mutual funds-equities	64	8	118	13
Common stock	98	12	158	17
Preferred stock	5	1	5	1
Exchange traded funds	45	5	58	6
Limited Partnerships	16	1	13	1
Fair value of plan assets	$828	100%	$903	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2018, cash equivalent money market funds and U.S. Treasury bills are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Mutual funds and exchange traded funds are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. The mutual funds held by the Plan are actively traded and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Common and preferred stock are valued using the year-end closing price as determined by a national securities exchange and are classified as Level 1. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2018, Plan assets were invested 1% in cash equivalents, 27% in equity investments, and 72% in bonds, with an average duration of 12.7 years on bond investments. The estimated life of benefit obligations was 12.4 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time.

At December 31, 2018, the following table shows when benefit payments were expected to be paid:

(dollar amounts in millions)	Pension Benefits
2019	$49
2020	49
2021	48
2022	48
2023	48
2024 through 2028	238
Huntington also sponsors an unfunded defined benefit post-retirement plan as well as other nonqualified retirement plans, the most significant being the SRIP and FirstMerit SERP. The SRIP and FirstMerit SERP plans provide certain former officers and directors, with defined pension benefits in excess of limits imposed by federal tax law.
The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2018 and 2017, for all defined benefit and nonqualified retirement plans:

(dollar amounts in millions)	2018	2017
Other liabilities	$63	$78
The following tables present the amounts recognized in OCI as of December 31, 2018, 2017, and 2016, and the changes in accumulated OCI for the years ended December 31, 2018, 2017, and 2016:

(dollar amounts in millions)	2018	2017	2016
Net actuarial loss	$(257)	$(264)	$(217)
Prior service cost	11	14	12
Defined benefit pension plans	$(246)	$(250)	$(205)

	2018
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(5)	$2	$(3)
Amortization included in net periodic benefit costs	13	(3)	10
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(4)	1	(3)
Total recognized in OCI	$4	$—	$4

	2017
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax (1)
Net actuarial (loss) gain:
Amounts arising during the year	$(16)	$6	$(10)
Amortization included in net periodic benefit costs	18	(7)	11
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(2)	1	(1)
Total recognized in OCI	$—	$—	$—

(1)	TCJA reclassification from AOCI to retained earnings recorded during 2017 was $45 million.

	2016
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$38	$(13)	$25
Amortization included in net periodic benefit costs	2	(1)	1
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(2)	1	(1)
Total recognized in OCI	$38	$(13)	$25

Huntington has a defined contribution plan that is available to eligible employees. Beginning January 1, 2018, Huntington increased the company match such that Huntington matches participant contributions 150% of the first 2% of base pay and 100% of the next 2%. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2018, 2017, and 2016 was $46 million, $35 million, and $36 million, respectively. For 2018, the discretionary contribution was not made.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in millions, share amounts in thousands)	2018	2017
Shares in Huntington common stock	11,635	13,566
Market value of Huntington common stock	$139	$198
Dividends received on shares of Huntington stock	6	4
16. INCOME TAXES
The Company’s deferred federal and state income tax and related valuation accounts represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at December 31, 2017. The Company recognized a $123 million tax benefit in the Company’s Consolidated Statement of Income for the year ended December 31, 2017, as a result of the TCJA, of which the benefit recognized is primarily attributable to the revaluation of net deferred tax liabilities. The Company completed its provisional estimate related to tax reform during 2018, recognizing an additional immaterial benefit during the 2018 third quarter.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2017, the IRS has advised that tax years 2012 through 2014 will not be audited, and began the examination of the 2015 federal income tax return in second quarter 2018. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in millions)	2018	2017
Unrecognized tax benefits at beginning of year	$50	$24
Gross increases for tax positions taken during prior years	—	26
Gross decreases for tax positions taken during prior years	(12)	—
Settlements with taxing authorities	(38)	—
Unrecognized tax benefits at end of year	$—	$50
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Total interest accrued was less than $1 million at December 31, 2018 and 2017. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Current tax provision (benefit)
Federal	$152	$41	$40
State	20	(1)	3
Total current tax provision	172	40	43
Deferred tax provision (benefit)
Federal	71	151	161
State	(8)	17	4
Total deferred tax provision	63	168	165
Provision for income taxes	$235	$208	$208
The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Provision for income taxes computed at the statutory rate	$342	$488	$322
Increases (decreases):
Tax-exempt income	(23)	(31)	(27)
Tax-exempt bank owned life insurance income	(14)	(23)	(20)
General business credits	(80)	(71)	(64)
Capital loss	(60)	(67)	(46)
Impact from TCJA	(3)	(123)	—
Affordable housing investment amortization, net of tax benefits	64	46	37
State income taxes, net	10	11	5
Stock based compensation	(14)	(13)	(4)
Other	13	(9)	5
Provision for income taxes	$235	$208	$208

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
(dollar amounts in millions)	2018	2017
Deferred tax assets:
Allowances for credit losses	$184	$162
Fair value adjustments	173	142
Net operating and other loss carryforward	95	108
Accrued expense/prepaid	16	17
Pension and other employee benefits	14	—
Market discount	6	10
Partnership investments	5	7
Tax credit carryforward	—	153
Other assets	6	6
Total deferred tax assets	499	605
Deferred tax liabilities:
Lease financing	262	249
Loan origination costs	148	116
Operating assets	69	53
Mortgage servicing rights	45	39
Purchase accounting adjustments	25	68
Securities adjustments	6	6
Deferred dividend income	—	77
Pension and other employee benefits	—	5
Other liabilities	2	18
Total deferred tax liabilities	557	631
Net deferred tax (liability) asset before valuation allowance	(58)	(26)
Valuation allowance	(6)	(6)
Net deferred tax (liability) asset	$(64)	$(32)
At December 31, 2018, Huntington’s net deferred tax asset related to loss and other carryforwards was $95 million. This was comprised of federal net operating loss carryforwards of $51 million, which will begin expiring in 2030, $44 million of state net operating loss carryforwards, which will begin expiring in 2019, and an alternative minimum tax credit carryforward of less than $1 million, which will be fully utilized or refunded by 2022.
The state valuation allowance was $6 million at both December 31, 2018 and December 31, 2017, as the Company believes that it is more likely than not, portions of the state deferred tax assets and state net operating loss carryforwards will not be realized.
At December 31, 2018, retained earnings included approximately $12 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate tax rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $3 million at December 31, 2018.

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
Loans held for investment
Certain mortgage loans originated with the intent to sell for which the FVO was elected have been reclassified to mortgage loans held for investment. These loans continue to be measured at fair value. The fair value is determined using fair value of similar mortgage-backed securities adjusted for loan specific variables.
Huntington elected the fair value option for consumer loans with deteriorated credit quality acquired from FirstMerit. These consumer loans are classified as Level 3. The key assumption used to determine the fair value of the consumer loans is discounted cash flows.
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington determines the fair value of securities utilizing quoted market prices obtained for identical or similar assets, third-party pricing services, third-party valuation specialists and other observable inputs such as recent trade observations. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 represents 77% of the positions in these portfolios, which consists of U.S. Government and agency debt securities, agency mortgage backed securities, private-label asset-backed securities, certain municipal securities and other securities. For Level 2 securities Huntington primarily uses prices obtained from third-party pricing services to determine the fair value of securities. Huntington independently evaluates and corroborates the fair value received from pricing services through various methods and techniques, including references to dealer or other market quotes, by reviewing valuations of comparable instruments, and by comparing the prices realized on the sale of similar securities. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3 which represent 23% of the positions. The Level 3 positions consist of direct purchase municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
The direct purchase municipal securities are classified as Level 3 and require significant estimates to determine fair value which results in greater subjectivity. The fair value is determined by utilizing a discounted cash flow valuation technique employed by a third-party valuation specialist. The third-party specialist uses assumptions related to yield, prepayment speed, conditional default rates and loss severity based on certain factors such as, credit worthiness of the counterparty, prevailing market rates, and analysis of similar securities. Huntington evaluates the fair values provided by the third-party specialist for reasonableness.
MSRs
MSRs do not trade in an active, open market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. Huntington determines the fair value of MSRs using a discounted cash flow model based upon the month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs, and changes in valuation inputs and assumptions. Servicing brokers and other sources of information (e.g. discussion with other mortgage servicers and industry surveys) are used to obtain information on market practice and assumptions. On at least a quarterly basis, third-party marks are obtained from at least one servicing broker. Huntington reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. Any recommended change in assumptions and/or inputs are presented for review to the Mortgage Price Risk Subcommittee for final approval.

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
Derivatives classified as Level 3 consist of interest rate lock agreements related to mortgage loan commitments and Visa® shares swap. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. A significant increase or decrease in the external market price would result in a significantly higher or lower fair value measurement.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$1	$27	$—	$—	$28
Other securities	77	—	—	—	77
	78	27	—	—	105
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,999	—	—	6,999
Residential MBS	—	1,255	—	—	1,255
Commercial MBS	—	1,583	—	—	1,583
Other agencies	—	126	—	—	126
Municipal securities	—	275	3,165	—	3,440
Asset-backed securities	—	315	—	—	315
Corporate debt	—	53	—	—	53
Other securities/Sovereign debt	—	4	—	—	4
	5	10,610	3,165	—	13,780

Other securities	$22	$—	$—	$—	$22
Loans held for sale	—	613	—	—	613
Loans held for investment	—	49	30	—	79
MSRs	—	—	10	—	10
Derivative assets	21	474	5	(291)	209
Liabilities
Derivative liabilities	11	390	3	(217)	187

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Other securities	83	3	—	—	86
	83	3	—	—	86
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,484	—	—	6,484
Residential MBS		1,367			1,367
Commercial MBS		2,487			2,487
Other agencies	—	70	—	—	70
Municipal securities	—	711	3,167	—	3,878
Asset-backed securities	—	443	24	—	467
Corporate debt	—	109	—	—	109
Other securities/Sovereign debt	—	2	—	—	2
	5	11,673	3,191	—	14,869
Other securities	19	—	—	—	19
Loans held for sale	—	413	—	—	413
Loans held for investment	—	55	38	—	93
MSRs	—	—	11	—	11
Derivative assets	—	316	6	(190)	132
Liabilities
Derivative liabilities	—	326	5	(245)	86

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2018, 2017, and 2016 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Year Ended December 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers out of Level 3 (1)	—	(35)	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	35	(3)	(2)	—
Included in OCI	—	—	(52)	11	—
Purchases/originations	—	—	658	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(8)
Settlements	—	3	(605)	—	—
Closing balance	$10	$2	$3,165	$—	$30
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$(52)	$—	$—

	Level 3 Fair Value Measurements Year Ended December 31, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$14	$(2)	$2,798	$76	$48
Transfers out of Level 3 (1)	—	(15)	—	—	—
Total gains/losses for the period:
Included in earnings	(3)	16	(2)	(5)	1
Included in OCI	—	—	(8)	14	—
Purchases/originations	—	—	787	—	—
Sales	—	—	—	(60)	—
Repayments	—	—	—	—	(11)
Settlements	—	—	(408)	(1)	—
Closing balance	$11	$(1)	$3,167	$24	$38
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3)	$—	$—	$(4)	$—

	Level 3 Fair Value Measurements Year Ended December 31, 2016
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$18	$6	$2,095	$100	$2
Transfers out of Level 3 (1)	—	(7)	—	—	—
Total gains/losses for the period:
Included in earnings	(4)	(1)	7	(2)	(2)
Included in OCI	—	—	(28)	6	—
Purchases/originations	—	—	1,399	—	56
Sales	—	—	(37)	(25)	—
Repayments	—	—	—	—	(8)
Settlements	—	—	(638)	(3)	—
Closing balance	$14	$(2)	$2,798	$76	$48
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(4)	$(1)	$(33)	$4	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2018, 2017, and 2016:

	Level 3 Fair Value Measurements Year Ended December 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$35	$—	$—
Securities gains (losses)	—	—	—	(2)
Interest and fee income	—	—	(3)	—
Total	$(1)	$35	$(3)	$(2)

	Level 3 Fair Value Measurements Year Ended December 31, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$(3)	$16	$—	$—	$—
Securities gains (losses)	—	—	—	(5)	—
Interest and fee income	—	—	(2)	—	—
Noninterest income	—	—	—	—	1
Total	$(3)	$16	$(2)	$(5)	$1

	Level 3 Fair Value Measurements Year Ended December 31, 2016
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(4)	$(1)	$—	$—	$—
Securities gains (losses)	—	—	1	(2)	—
Noninterest income	—	—	6	—	(2)
Total	$(4)	$(1)	$7	$(2)	$(2)
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2018
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$613	$594	$19	$—	$—	$—
Loans held for investment	79	87	(8)	6	7	(1)

	December 31, 2017
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$413	$400	$13	$1	$1	$—
Loans held for investment	93	102	$(9)	10	11	$(1)
The following tables present the net gains (losses) from fair value changes for the years ended December 31, 2018, 2017, and 2016:

	Net gains (losses) from fair value changes Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Assets
Loans held for sale	$5	$8	$7
Loans held for investment	—	—	—

Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The amounts presented represent the fair value on the various measurement dates throughout the period. The gains(losses) represent the amounts recorded during the period regardless of whether the asset is still held at period end.

The amounts measured at fair value on a nonrecurring basis at December 31, 2018 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Year Ended December 31, 2018
Impaired loans	33	—	—	33	(1)
Other real estate owned	20	—	—	20	(7)
Loans held for sale	145	—	—	145	(11)
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
Other real estate owned properties are included in other assets and valued based on appraisals and third-party price opinions.
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of December 31, 2018.
Loans held for sale are measured at lower of cost or fair value less costs to sell. The fair value of loans held for sale is determined based on discounted cash flows or based on the fair value of the underlying collateral supporting the loan.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and 2017:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$10	Discounted cash flow	Constant prepayment rate	6%	-	54%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	5	Consensus Pricing	Net market price	(5)%	-	23%	2%
			Estimated Pull through %	1%	-	100%	92%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				163%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				4%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,165	Discounted cash flow	Discount rate	4%	-	4%	4%
			Cumulative default	—%	-	39%	3%
			Loss given default	5%	-	90%	25%
Loans held for investment	30	Discounted cash flow	Discount rate	7%	-	9%	9%
			Constant prepayment rate	9%	-	9%	9%
Measured at fair value on a nonrecurring basis:
Impaired loans	33	Appraisal value	NA				NA
Other real estate owned	20	Appraisal value	NA				NA
Loans held for sale	121	Discounted cash flow	Discount rate	5%		6%	5%
	24	Appraisal value	NA				N/A

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range				Weighted Average
Measured at fair value on a recurring basis:
MSRs	$11	Discounted cash flow	Constant prepayment rate	8%	-	33%		12%
			Spread over forward interest rate swap rates	8%	-	10%		8%
Derivative assets	6	Consensus Pricing	Net market price	(5)%	-	20%		2%
			Estimated Pull through %	3%	-	100%		75%
Derivative liabilities	5	Discounted cash flow	Estimated conversion factor					165%
			Estimated growth rate of Visa Class A shares					7%
			Discount rate					3%
			Timing of the resolution of the litigation	12/31/2017			-	06/30/2020
Municipal securities	3,167	Discounted cash flow	Discount rate	—%	-	10%		4%
			Cumulative default	—%	-	64%		3%
			Loss given default	5%	-	90%		24%
Asset-backed securities	24	Discounted cash flow	Discount rate	7%		7%		7%
			Cumulative prepayment rate	—%		72%		7%
			Cumulative default	3%		53%		7%
			Loss given default	90%		100%		98%
			Cure given deferral	50%		50%		50%
Loans held for investment	38	Discounted cash flow	Discount rate	7%	-	18%		8%
			Constant prepayment rate	2%	-	22%		9%
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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at December 31, 2018 and December 31, 2017:

	December 31, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	2,725	—	—	2,725	2,725
Trading account securities	—	—	105	105	105
Available-for-sale securities	—	—	13,780	13,780	13,780
Held-to-maturity securities	8,565	—	—	8,565	8,286
Other securities	543	—	22	565	565
Loans held for sale	—	191	613	804	806
Net loans and leases (1)	74,049	—	79	74,128	73,668
Derivatives	—	—	209	209	209
Financial Liabilities
Deposits	84,774	—	—	84,774	84,731
Short-term borrowings	2,017	—	—	2,017	2,017
Long-term debt	8,625	—	—	8,625	8,718
Derivatives	—	—	187	187	187

	December 31, 2017
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	1,567	—	—	$1,567	$1,567
Trading account securities	—	—	86	86	86
Available-for-sale securities	—	—	14,869	14,869	14,869
Held-to-maturity securities	9,091	—	—	9,091	8,971
Other securities	581	—	19	600	600
Loans held for sale	—	75	413	488	491
Net loans and leases (1)	69,333	—	93	69,426	69,146
Derivatives	—	—	132	132	132
Financial Liabilities
Deposits	77,041	—	—	77,041	77,010
Short-term borrowings	5,056	—	—	5,056	5,056
Long-term debt	9,206	—	—	9,206	9,402
Derivatives	—	—	86	86	86

(1)	Includes collateral-dependent loans measured for impairment.

The following table presents the level in the fair value hierarchy for the estimated fair values at December 31, 2018 and December 31, 2017:

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$78	$27	$—	$105
Available-for-sale securities	5	10,610	3,165	13,780
Held-to-maturity securities	—	8,286	—	8,286
Other securities (1)	22	—	—	22
Loans held for sale	—	613	193	806
Net loans and direct financing leases	—	49	73,619	73,668
Financial Liabilities
Deposits	—	76,922	7,809	84,731
Short-term borrowings	1	—	2,016	2,017
Long-term debt	—	8,158	560	8,718

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2017
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$83	$3	$—	$86
Available-for-sale securities	5	11,673	3,191	14,869
Held-to-maturity securities	—	8,971	—	8,971
Other securities (1)	19	—	—	19
Loans held for sale	—	413	78	491
Net loans and direct financing leases	—	—	69,146	69,146
Financial Liabilities
Deposits	—	73,975	3,035	77,010
Short-term borrowings	—	—	5,056	5,056
Long-term debt	—	8,944	458	9,402

(1)	Excludes securities without readily determinable fair values.
The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, FHLB advances, and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, interest-bearing deposits at Federal Reserve Bank, federal funds sold, and securities purchased under resale agreements. Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
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

18. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.
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
The following table presents the fair values of all derivative instruments included in the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	December 31, 2018		December 31, 2017
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$44	$42	$22	$121
Derivatives not designated as Hedging Instruments
Interest rate contracts	261	165	187	100
Foreign exchange contracts	23	19	18	18
Commodities contracts	172	168	92	87
Equity contracts	—	10	3	5
Total Contracts	$500	$404	$322	$331
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Condensed Consolidated Income Statement for the year ended December 31, 2018.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(dollar amounts in millions)		Year Ended December 31,
Interest rate contracts:
Customer	Capital markets fees	$41
Mortgage Banking	Mortgage banking income	(19)
Foreign exchange contracts	Capital markets fees	27
Commodities contracts	Capital markets fees	6
Equity contracts	Other noninterest expense	4
Total		$59
Derivatives used in Asset and Liability Management Activities
Huntington engages in balance sheet hedging activity, principally for asset liability management purposes, to convert fixed rate assets or liabilities into floating rate or vice versa. Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are executed to convert fixed-rate liabilities to floating rate. Cash flow hedges are also used to convert floating rate assets into fixed rate assets.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments:

	December 31, 2018
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities	—	12	12
Long-term debt	4,865	—	4,865
Total notional value at December 31, 2018	$4,865	$12	$4,877

	December 31, 2017
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Long-term debt	8,375	—	8,375
Total notional value at December 31, 2017	$8,375	$—	$8,375
The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at December 31, 2018 and December 31, 2017:

	December 31, 2018
		Average Maturity (years)		Weighted-Average Rate
(dollar amounts in millions)	Notional Value		Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.2	$—	2.20%	2.46%
Liability conversion swaps
Receive fixed—generic	4,865	2.6	2	2.24	2.54
Total swap portfolio at December 31, 2018	$4,877	2.6	$2	2.24%	2.54%

	December 31, 2017
		Average Maturity (years)		Weighted-Average Rate
(dollar amounts in millions)	Notional Value		Fair Value	Receive	Pay
Liability conversion swaps
Receive fixed—generic	8,375	2.5	(99)	1.56%	1.44%
Total swap portfolio at December 31, 2017	$8,375	2.5	$(99)
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $(36) million, $23 million, and $72 million for the years ended December 31, 2018, 2017, and 2016, respectively.
During the second quarter of 2018, Huntington terminated $2.9 billion (notional value) of liability conversion swaps subsequent to de-designating these swaps as fair value hedges. The adjusted basis of the hedged item at termination was recorded as a loss of $149 million, which is being amortized over the remaining life of the long-term debt using the effective yield method. Cash payments to counterparties resulting from termination of interest rate swaps are classified as operating activities in our Consolidated Statement of Cash Flows.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Interest rate contracts
Change in fair value of interest rate swaps hedging long-term debt (1)	112	(53)	(122)
Change in fair value of hedged long term debt (1)	(104)	54	112

(1)	Recognized in Interest expense— long-term debt in the Consolidated Statements of Income.
As of December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	December 31, 2018	December 31, 2018
Long-term debt	$4,845	$(12)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued is $(127) million at December 31, 2018.
Derivatives used in mortgage banking activities
Huntington’s mortgage origination hedging activity is related to the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset (liability) position of these derivatives at December 31, 2018 and December 31, 2017 are $(4) million and $7 million, respectively. At December 31, 2018 and 2017, Huntington had commitments to sell securities collateralized by mortgage loans of $0.8 billion and $0.7 billion, respectively. These contracts mature in less than one year.
Derivatives used in municipal bond underwriting
Interest rate futures contracts are used to offset interest rate exposure of the broker-dealer underwriting inventory.  These derivative financial instruments are recorded on the consolidated balance sheets as trading account securities and the related net gain associated is recorded in capital market fees on the Consolidated Statement of Income.  These derivatives are not designated as hedging instruments.  The total notional of these derivative financial instruments at December 31, 2018 was $11 million and had a fair value of less than $1 million.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2018 and December 31, 2017, were $92 million and $88 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $26 billion and $22 billion at December 31, 2018 and December 31, 2017, respectively. Huntington’s credit risk from customer derivatives was $132 million and $119 million at the same dates, respectively.

Visa®-related Swaps
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At December 31, 2018, the combined fair value of the swap liabilities of $3 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
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
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into collateral and master netting agreements with these counterparties, and routinely exchanges cash and high quality securities collateral. Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties, however collateral is generally not exchanged with customer counterparties.
At December 31, 2018 and December 31, 2017, aggregate credit risk associated with derivatives, net of collateral that has been pledged by the counterparty, was $37 million and $30 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At December 31, 2018, Huntington pledged $45 million of investment securities and cash collateral to counterparties, while other counterparties pledged $144 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017:

Offsetting of Derivative Assets
			Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
December 31, 2018	Derivatives	$500	$(291)	$209	$(4)	$(53)	$152
December 31, 2017	Derivatives	322	(190)	132	(11)	(18)	103

Offsetting of Derivative Liabilities
			Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
December 31, 2018	Derivatives	$404	$(217)	$187	$—	$(12)	$175
December 31, 2017	Derivatives	331	(245)	86	—	(21)	65

19. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at December 31, 2018, and 2017:

	December 31, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	708	357	708
Other Investments	126	53	126
Total	$848	$662	$834

	December 31, 2017
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	14	252	—
Affordable Housing Tax Credit Partnerships	636	335	636
Other Investments	125	53	125
Total	$775	$640	$761
Trust-Preferred Securities
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as long-term debt. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements.
A list of trust-preferred securities outstanding at December 31, 2018 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	3.50%	(2)	$70	$6
Huntington Capital II	3.42	(3)	32	3
Sky Financial Capital Trust III	4.20	(4)	72	2
Sky Financial Capital Trust IV	4.20	(4)	74	2
Camco Financial Trust	4.13	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at December 31, 2018, based on three-month LIBOR + 0.70%.

(3)	Variable effective rate at December 31, 2018, based on three-month LIBOR + 0.625%.

(4)	Variable effective rate at December 31, 2018, based on three-month LIBOR + 1.40%.

(5)	Variable effective rate at December 31, 2018, based on three month LIBOR + 1.33%.
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

Affordable Housing Tax Credit Partnerships
Huntington makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in other assets. Investments that do not meet the requirements of the proportional amortization method are accounted for using the equity method. Investment losses related to these investments are included in noninterest income in the Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2018 and 2017.

(dollar amounts in millions)	December 31, 2018	December 31, 2017
Affordable housing tax credit investments	$1,147	$996
Less: amortization	(439)	(360)
Net affordable housing tax credit investments	$708	$636
Unfunded commitments	$357	$335
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Tax credits and other tax benefits recognized	$92	$91	$80
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	79	70	53
Equity method
Tax credit investment losses included in noninterest income	—	—	1
There were no material sales of affordable housing tax credit investments in 2018, 2017 or 2016. Huntington recognized immaterial impairment losses for the years ended December 31, 2018, 2017 and 2016. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
Other Investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, automobile securitizations and other miscellaneous investments.
20. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2018, and December 31, 2017 were as follows:

	At December 31,
(dollar amounts in millions)	2018	2017
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$17,149	$16,219
Consumer	14,974	13,384
Commercial real estate	1,188	1,366
Standby letters of credit	676	510
Commercial letters-of-credit	14	21
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $13 million and $10 million at December 31, 2018 and December 31, 2017, respectively.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $30 million at December 31, 2018 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Commitments under Operating Lease Obligations
At December 31, 2018, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.
The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018, were as follows: $59 million in 2019, $55 million in 2020, $40 million in 2021, $35 million in 2022, $27 million in 2023, and $95 million thereafter. At December 31, 2018, total minimum lease payments have not been reduced by minimum sublease rentals of $4 million due in the future under noncancelable subleases. At December 31, 2018, the future minimum sublease rental payments that Huntington expects to receive were as follows: $2 million in 2019, $2 million in 2020, and less than $1 million thereafter. The rental expense for all operating leases was $70 million, $76 million, and $65 million for 2018, 2017, and 2016, respectively. Huntington had no material obligations under capital leases.

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
CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and AOCI. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015, and was scheduled to end on January 1, 2018. Together with the FDIC, the Federal Reserve and OCC have issued proposed rules that would simplify the capital treatment of certain capital deductions and adjustments, and the final phase-in period for these capital deductions and adjustments has been indefinitely delayed. In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years. For further discussion of the new current expected credit loss accounting rule, see Note 2 of the Notes to Consolidated Financial Statements.
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
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected on the following page. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules Huntington and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer is now at its fully phased-in level of 2.5%. Throughout 2018, the required Capital Conservation Buffer was 1.875%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. In April 2018, the Federal Reserve issued a proposal that would, among other things, replace the Capital Conservation Buffer with stress buffer requirements for certain large BHCs, including Huntington. Please refer to the Proposed Stress Buffer Requirements section in the Item 1: Business for further details.

As of December 31, 2018, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable Capital Conservation Buffer. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2018, calculated using the regulatory capital methodology applicable during 2018.

		Minimum	Minimum		Basel III
		Regulatory	Ratio+Capital	Well-	December 31,
		Capital	Conservation	Capitalized	2018		2017
(dollar amounts in millions)		Ratios	Buffer	Minimums	Ratio	Amount	Ratio	Amount

CET 1 risk-based capital	Consolidated	4.50	6.375%	N/A	9.65	8,271	10.01	8,041
	Bank	4.50	6.375	6.50	10.19	8,732	11.02	8,856
Tier 1 risk-based capital	Consolidated	6.00	7.875	6.00	11.06	9,478	11.34	9,110
	Bank	6.00	7.875	8.00	11.21	9,611	12.10	9,727
Total risk-based capital	Consolidated	8.00	9.875	10.00	12.98	11,122	13.39	10,757
	Bank	8.00	9.875	10.00	13.42	11,504	14.33	11,517
Tier 1 leverage	Consolidated	4.00%	N/A	N/A	9.10%	$9,478	9.09%	$9,110
	Bank	4.00	N/A	5.00%	9.23	9,611	9.70	9,727
Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the FRB. During 2018 and 2017, the average balances of these deposits were $0.4 billion and $0.4 billion, respectively.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2018, the Bank could lend $1.2 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends and/or return of capital to the parent company is subject to various legal and regulatory limitations. During 2018, the Bank paid dividends of $1.7 billion to the holding company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions.
22. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in millions)	2018	2017
Assets
Cash and due from banks	$2,352	$1,618
Due from The Huntington National Bank	739	798
Due from non-bank subsidiaries	40	58
Investment in The Huntington National Bank	11,493	11,696
Investment in non-bank subsidiaries	142	111
Accrued interest receivable and other assets	239	252
Total assets	$15,005	$14,533
Liabilities and shareholders’ equity
Long-term borrowings	$3,216	$3,128
Dividends payable, accrued expenses, and other liabilities	687	591
Total liabilities	3,903	3,719
Shareholders’ equity (1)	11,102	10,814
Total liabilities and shareholders’ equity	$15,005	$14,533

(1)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Income
Dividends from:
The Huntington National Bank	$1,722	$298	$188
Non-bank subsidiaries	—	14	11
Interest from:
The Huntington National Bank	27	20	14
Non-bank subsidiaries	2	2	3
Other	(2)	4	—
Total income	1,749	338	216
Expense
Personnel costs	2	19	12
Interest on borrowings	124	91	59
Other	118	115	123
Total expense	244	225	194
Income before income taxes and equity in undistributed net income of subsidiaries	1,505	113	22
Provision (benefit) for income taxes	(48)	(56)	(56)
Income before equity in undistributed net income of subsidiaries	1,553	169	78
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	(186)	1,015	629
Non-bank subsidiaries	26	2	5
Net income	$1,393	$1,186	$712
Other comprehensive income (loss) (1)	(80)	(34)	(175)
Comprehensive income	$1,313	$1,152	$537

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2018	2017	2016
Operating activities
Net income	$1,393	$1,186	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	197	(997)	(634)
Depreciation and amortization	(2)	4	(1)
Other, net	121	(37)	(24)
Net cash (used for) provided by operating activities	1,709	156	53
Investing activities
Repayments from subsidiaries	21	442	464
Advances to subsidiaries	(13)	(29)	(1,758)
Proceeds from sale of securities available-for-sale	—	1	(2)
Cash paid for acquisitions, net of cash received	(15)	—	(133)
Net cash (used for) provided by investing activities	(7)	414	(1,429)
Financing activities
Net proceeds from issuance of medium-term notes	501	—	—
Net proceeds from issuance of long-term borrowings	—	—	1,990
Payment of medium-term notes	(400)	—	—
Payment of long-term debt	—	—	(65)
Dividends paid on common stock	(584)	(425)	(299)
Repurchases of common stock	(939)	(260)	—
Net proceeds from issuance of preferred stock	495	—	585
Other, net	(41)	(20)	1
Net cash provided by (used for) financing activities	(968)	(705)	2,212
Increase (decrease) in cash and cash equivalents	734	(135)	836
Cash and cash equivalents at beginning of year	1,618	1,753	917
Cash and cash equivalents at end of year	$2,352	$1,618	$1,753
Supplemental disclosure:
Interest paid	$126	$90	$36
23. SEGMENT REPORTING
Huntington’s business segments are based on the internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
Business segment results are determined based upon Huntington’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.
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
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: Middle Market, Specialty Banking, Asset Finance, Capital Markets/Institutional Corporate Banking, Commercial Real Estate, and Treasury Management.
Vehicle Finance - Our products and services include providing financing to consumers for the purchase of automobiles, light-duty trucks, recreational vehicles, and marine craft at franchised and other select dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners.
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
Listed below is certain financial information reconciled to Huntington’s December 31, 2018, December 31, 2017, and December 31, 2016, reported results by business segment:

Income Statements (dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
2018
Net interest income	$1,685	$938	$403	$192	$(29)	$3,189
Provision (benefit) for credit losses	141	38	55	1	—	235
Noninterest income	738	313	10	193	67	1,321
Noninterest expense	1,696	513	149	250	39	2,647
Provision (benefit) for income taxes	123	147	44	28	(107)	235
Net income (loss)	$463	$553	$165	$106	$106	$1,393
2017
Net interest income	$1,549	$901	$424	$172	$(44)	$3,002
Provision (benefit) for credit losses	108	30	63	—	—	201
Noninterest income	735	278	14	188	92	1,307
Noninterest expense	1,647	474	149	243	201	2,714
Provision (benefit) for income taxes	185	236	79	41	(333)	208
Net income (loss)	$344	$439	$147	$76	$180	$1,186
2016
Net interest income	$1,224	$717	$344	$153	$(69)	$2,369
Provision (benefit) for credit losses	68	79	47	(3)	—	191
Noninterest income	649	245	15	177	64	1,150
Noninterest expense	1,339	397	118	229	325	2,408
Provision (benefit) for income taxes	163	170	68	36	(229)	208
Net income (loss)	$303	$316	$126	$68	$(101)	$712

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2018	2017	2018	2017
Consumer & Business Banking	$27,486	$26,262	$50,300	$45,427
Commercial Banking	34,818	32,067	23,185	21,286
Vehicle Finance	19,435	17,865	346	381
RBHPCG	6,540	5,829	6,809	6,202
Treasury / Other	20,502	22,162	4,134	3,745
Total	$108,781	$104,185	$84,774	$77,041

Supplementary Data
Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations, for the years ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in millions, except per share data)	2018	2018	2018	2018
Interest income	$1,056	$1,007	$972	$914
Interest expense	223	205	188	144
Net interest income	833	802	784	770
Provision for credit losses	60	53	56	66
Noninterest income	329	342	336	314
Noninterest expense	711	651	652	633
Income before income taxes	391	440	412	385
Provision for income taxes	57	62	57	59
Net income	334	378	355	326
Dividends on preferred shares	19	18	21	12
Net income applicable to common shares	$315	$360	$334	$314
Net income per common share — Basic	$0.30	$0.33	$0.30	$0.29
Net income per common share — Diluted	0.29	0.33	0.30	0.28

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in millions, except per share data)	2017	2017	2017	2017
Interest income	$894	$873	$846	$820
Interest expense	124	115	101	91
Net interest income	770	758	745	729
Provision for credit losses	65	43	25	68
Noninterest income	340	330	325	312
Noninterest expense	633	680	694	707
Income before income taxes	412	365	351	266
Provision (benefit) for income taxes	(20)	90	79	59
Net income	432	275	272	207
Dividends on preferred shares	19	19	19	19
Net income applicable to common shares	$413	$256	$253	$188
Net income per common share — Basic	$0.38	$0.24	$0.23	$0.17
Net income per common share — Diluted	0.37	0.23	0.23	0.17

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2019 Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2018 fiscal year. Portions of our 2019 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2019 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2019 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2018.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	29,252,019	$3.86	26,185,301
Equity compensation plans not approved by security holders	3,290	6.08	—
Total	29,255,309	$3.86	26,185,301

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

(2)
The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of RSUs, and PSUs and the release of DSUs. The shares of common stock to be issued upon exercise or vesting under equity compensation plans not approved by shareholders include an inducement grant issued outside of the Company’s stock plans, and awards granted under the following plans which are no longer active and for which Huntington has not reserved the right to make subsequent grants or awards: employee and director stock plans of Unizan Financial Corp., Camco Financial Corporation, and FirstMerit Corporation assumed in the acquisitions of these companies.

(3)
The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSUs, RSAs and PSUs and unreleased DSUs as these awards do not have an exercise price.

(4)
The number of shares in this column (c) reflects the number of shares remaining available for future issuance under Huntington’s 2018 Plan, excluding shares reflected in column (a). The number of shares in this column (c) does not include shares of common stock to be issued under the following compensation plans: the Executive Deferred Compensation Plan, which provides senior officers designated by the Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 90% of long-term incentive awards; the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares; the Deferred Compensation for Huntington Bancshares Incorporated Directors under which directors may defer their director compensation and such amounts may be invested in shares of common stock; and the Deferred Compensation Plan for directors (now inactive) under which directors of selected subsidiaries may defer their director compensation and such amounts may be invested in shares of Huntington common stock. These plans do not contain a limit on the number of shares that may be issued under them.

Additional information required by this item is set forth under the captions Ownership of Voting Stock of our 2019 Proxy Statement, which is incorporated by reference into this item.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Independence of Directors and Review, Approval or Ratification of Transactions with Related Persons of our 2019 Proxy Statement, which are incorporated by reference into this item.
Item 14: Principal Accountant Fees and Services
Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2019 Proxy Statement which is incorporated by reference into this item.
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
The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available free of charge at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York 10004.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
4.1
Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2016.	Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.3
10.4(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report on Form 10-K for the year ended December 31, 2012.	001-34073	10.8
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.9	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.10	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.11	* Restricted Stock Unit Grant Notice with three year vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.1
10.12	* Restricted Stock Unit Grant Notice with six month vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.2
10.13	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.14	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.15	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
10.16	* First Amendment to the 2007 Stock and Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.	000-02525	10.7
10.17	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.18	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.19	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
10.20	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.1
10.21	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2

10.22	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.23	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.24	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.25	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.6
10.26	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.27	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.28	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.29	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.30	*Form of 2015 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.4
10.31	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.32	* Deferred Compensation Plan and Trust for Directors	Annual Report on Form10-K for the year ended December 31, 2017.	001-34073	10.32
10.33	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.34	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.35	*Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan.	Definitive Proxy Statement for 2018 Annual Meeting of Shareholders.	001-34073	A
10.36	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.37	*Form of 2018 Restricted Stock Unit Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.3
10.38	*Form of 2018 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.4
10.39	*Executive Deferred Compensation Plan, as amended and restated on April 18, 2018.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.	001-34073	10.1
10.40	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.
14.1(P)
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
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2018, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

	* Denotes management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2019.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Howell D. McCullough III
	Stephen D. Steinour		Howell D. McCullough III
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of February, 2019.

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