Form 10-Q
period 2019-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2019-04-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2019
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Registrant's address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
5.875% Series C Non-Cumulative, perpetual preferred stock	HBANN	Nasdaq
6.250% Series D Non-Cumulative, perpetual preferred stock	HBANO	Nasdaq
Common Stock—Par Value $0.01 per Share	HBAN	Nasdaq
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,046,440,116 shares of the Registrant’s common stock ($0.01 par value) outstanding on March 31, 2019.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FirstMerit	FirstMerit Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment

RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Our 898 full-service branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2018 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2018 Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Summary of 2019 First Quarter Results Compared to 2018 First Quarter
For the quarter, we reported net income of $358 million, or $0.32 per common share, compared with $326 million, or $0.28 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent net interest income was $829 million, up $52 million, or 7%. This reflected the benefit from the $3.8 billion, or 4%, increase in average earning assets coupled with a 9 basis point increase in the FTE net interest margin to 3.39%.
The provision for credit losses increased $1 million year-over-year to $67 million in the 2019 first quarter. Net charge-offs increased $33 million to $71 million. The increase was centered in two specific commercial credit relationships. Consumer charge-offs have remained consistent over the past year. NCOs represented an annualized 0.38% of average loans and leases in the current quarter, up from 0.21% in the year-ago quarter.
Non-interest income was $319 million, up $5 million, or 2%, from the year ago quarter. Gain on sale of loans and leases increased $5 million, or 63%, primarily reflecting the gain on the sale of asset finance leases and higher SBA sales. Mortgage banking income decreased $5 million, or 19%, primarily reflecting net mortgage servicing rights (MSR) risk management-related activities and lower origination volume.
Non-interest expense was $653 million, up $20 million, or 3%, from the year-ago quarter. Personnel costs increased $18 million, or 5%, primarily reflecting strategic hiring, the implementation of annual merit increases in the 2018 second quarter, and increased benefits costs. Outside data processing and other services increased $8 million, or 11%, primarily driven by higher technology investment costs. Deposit and other insurance expense decreased $10 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter.

The tangible common equity to tangible assets ratio was 7.57% at March 31, 2019, down 13 basis points from a year ago. Common Equity Tier 1 risk-based capital ratio was 9.84%, down from 10.45% a year ago. The regulatory Tier 1 risk-based capital ratio was 11.25% compared to 11.94% at March 31, 2018. All capital ratios were impacted by the repurchase of $916 million of common stock over the last four quarters.
The Company repurchased $25 million of common stock during the 2019 first quarter at an average cost of $13.64 per share. There is $152 million of share repurchase authorization remaining under the 2018 Capital Plan.
Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
Economy
Overall economic activity in our footprint continues to reflect a favorable outlook for both consumers and businesses. Our balance sheet growth expectations for 2019 remain unchanged. Our commercial loan pipelines are steady, and we are seeing the normal seasonal build in our consumer pipelines. Competition for loans and deposits is strong, but rational. We do not foresee a recession in the near term; however, our core earnings power, strong capital, aggregate moderate-to-low risk appetite, and long-term strategic alignment position us to withstand economic headwinds.
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

Table 1 - Selected Quarterly Income Statement Data

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollar amounts in millions, share amounts in thousands)	2019	2018	2018	2018	2018
Interest income	$1,070	$1,056	$1,007	$972	$914
Interest expense	248	223	205	188	144
Net interest income	822	833	802	784	770
Provision for credit losses	67	60	53	56	66
Net interest income after provision for credit losses	755	773	749	728	704
Service charges on deposit accounts	87	94	93	91	86
Card and payment processing income	56	58	57	56	53
Trust and investment management services	44	42	43	42	44
Mortgage banking income	21	23	31	28	26
Capital markets fees	22	34	26	26	21
Insurance income	21	21	19	21	21
Bank owned life insurance income	16	16	19	17	15
Gain on sale of loans and leases	13	16	16	15	8
Securities gains (losses)	—	(19)	(2)	—	—
Other income	39	44	40	40	40
Total noninterest income	319	329	342	336	314
Personnel costs	394	399	388	396	376
Outside data processing and other services	81	83	69	69	73
Net occupancy	42	70	38	35	41
Equipment	40	48	38	38	40
Deposit and other insurance expense	8	9	18	18	18
Professional services	12	17	17	15	11
Marketing	7	15	12	18	8
Amortization of intangibles	13	13	13	13	14
Other expense	56	57	58	50	52
Total noninterest expense	653	711	651	652	633
Income before income taxes	421	391	440	412	385
Provision for income taxes	63	57	62	57	59
Net income	358	334	378	355	326
Dividends on preferred shares	19	19	18	21	12
Net income applicable to common shares	$339	$315	$360	$334	$314

Average common shares—basic	1,046,995	1,054,460	1,084,536	1,103,337	1,083,836
Average common shares—diluted	1,065,638	1,073,055	1,103,740	1,122,612	1,124,778
Net income per common share—basic	$0.32	$0.30	$0.33	$0.30	$0.29
Net income per common share—diluted	0.32	0.29	0.33	0.30	0.28
Return on average total assets	1.35%	1.25%	1.42%	1.36%	1.27%
Return on average common shareholders’ equity	13.8	12.9	14.3	13.2	13.0
Return on average tangible common shareholders’ equity (1)	18.3	17.3	19.0	17.6	17.5
Net interest margin (2)	3.39	3.41	3.32	3.29	3.30
Efficiency ratio (3)	55.8	58.7	55.3	56.6	56.8
Effective tax rate	15.0	14.6	14.1	13.8	15.3

Revenue—FTE
Net interest income	$822	$833	$802	$784	$770
FTE adjustment	7	8	8	7	7
Net interest income (2)	829	841	810	791	777
Noninterest income	319	329	342	336	314
Total revenue (2)	$1,148	$1,170	$1,152	$1,127	$1,091

(1)
Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 21% tax rate.

(2)	On an FTE basis assuming a 21% tax rate.

(3)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended					Change
	March 31,	December 31,	September 30,	June 30,	March 31,	1Q19 vs. 1Q18
(dollar amounts in millions)	2019	2018	2018	2018	2018	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	$501	$483	$—	$—	$—	$501	100%
Interest-bearing deposits in banks	109	97	83	$84	90	19	21
Securities:
Trading account securities	138	131	82	82	87	51	59
Available-for-sale securities:
Taxable	10,752	10,351	10,469	10,832	11,158	(406)	(4)
Tax-exempt	3,048	3,176	3,496	3,554	3,633	(585)	(16)
Total available-for-sale securities	13,800	13,527	13,965	14,386	14,791	(991)	(7)
Held-to-maturity securities—taxable	8,653	8,433	8,560	8,706	8,877	(224)	(3)
Other securities	536	565	567	599	605	(69)	(11)
Total securities	23,127	22,656	23,174	23,773	24,360	(1,233)	(5)
Loans held for sale	700	694	745	619	478	222	46
Loans and leases: (4)
Commercial:
Commercial and industrial	30,546	29,557	28,870	28,863	28,243	2,303	8
Commercial real estate:
Construction	1,174	1,138	1,132	1,126	1,189	(15)	(1)
Commercial	5,686	5,806	6,019	6,233	6,142	(456)	(7)
Commercial real estate	6,860	6,944	7,151	7,359	7,331	(471)	(6)
Total commercial	37,406	36,501	36,021	36,222	35,574	1,832	5
Consumer:
Automobile	12,361	12,423	12,368	12,271	12,100	261	2
Home equity	9,641	9,817	9,873	9,941	10,040	(399)	(4)
Residential mortgage	10,787	10,574	10,236	9,624	9,174	1,613	18
RV and marine	3,296	3,216	3,016	2,667	2,481	815	33
Other consumer	1,284	1,291	1,237	1,162	1,115	169	15
Total consumer	37,369	37,321	36,730	35,665	34,910	2,459	7
Total loans and leases	74,775	73,822	72,751	71,887	70,484	4,291	6
Allowance for loan and lease losses	(780)	(777)	(759)	(742)	(709)	(71)	(10)
Net loans and leases	73,995	73,045	71,992	71,145	69,775	4,220	6
Total earning assets	99,212	97,752	96,753	96,363	95,412	3,800	4
Cash and due from banks	853	909	1,330	1,283	1,217	(364)	(30)
Intangible assets	2,265	2,288	2,305	2,318	2,332	(67)	(3)
All other assets	5,961	5,705	5,726	5,599	5,596	365	7
Total assets	$107,511	$105,877	$105,355	$104,821	$103,848	$3,663	4%
Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	19,938	20,384	20,230	20,382	20,572	$(634)	(3)%
Demand deposits—interest-bearing	19,770	19,860	19,553	19,121	18,630	1,140	6
Total demand deposits	39,708	40,244	39,783	39,503	39,202	506	1
Money market deposits	22,935	22,595	21,547	20,943	20,678	2,257	11
Savings and other domestic deposits	10,338	10,534	11,434	11,146	11,219	(881)	(8)
Core certificates of deposit	6,052	5,705	4,916	3,794	2,293	3,759	164
Total core deposits	79,033	79,078	77,680	75,386	73,392	5,641	8
Other domestic time deposits of $250,000 or more	335	346	285	243	247	88	36
Brokered deposits and negotiable CDs	3,404	3,507	3,533	3,661	3,307	97	3
Total deposits	82,772	82,931	81,498	79,290	76,946	5,826	8
Short-term borrowings	2,320	1,006	1,732	3,082	5,228	(2,908)	(56)
Long-term debt	8,979	8,871	8,915	9,225	8,958	21	—
Total interest-bearing liabilities	74,133	72,424	71,915	71,215	70,560	3,573	5
All other liabilities	2,284	2,180	2,054	1,891	1,861	423	23
Shareholders’ equity	11,156	10,889	11,156	11,333	10,855	301	3
Total liabilities and shareholders’ equity	$107,511	$105,877	$105,355	$104,821	$103,848	$3,663	4%

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (3)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Fully-taxable equivalent basis (1)	2019	2018	2018	2018	2018
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	2.40%	2.33%	—%	—%	—%
Interest-bearing deposits in banks	1.75	1.97	1.95	1.95	1.97
Securities:
Trading account securities	2.03	1.94	0.26	0.23	0.15
Available-for-sale securities:
Taxable	2.82	2.71	2.61	2.63	2.51
Tax-exempt	3.69	4.12	3.53	3.35	3.18
Total available-for-sale securities	3.01	3.04	2.84	2.81	2.67
Held-to-maturity securities—taxable	2.52	2.45	2.43	2.42	2.45
Other securities	4.51	4.24	4.58	4.58	3.98
Total securities	2.86	2.84	2.73	2.71	2.62
Loans held for sale	4.07	4.04	4.45	4.17	3.82
Loans and leases: (4)
Commercial:
Commercial and industrial	4.91	4.81	4.64	4.52	4.28
Commercial real estate:
Construction	5.58	5.47	5.31	5.26	4.73
Commercial	5.00	4.99	4.63	4.58	4.24
Commercial real estate	5.10	5.07	4.74	4.68	4.32
Total commercial	4.94	4.86	4.66	4.55	4.29
Consumer:
Automobile	3.95	3.88	3.75	3.63	3.56
Home equity	5.61	5.45	5.21	5.09	4.90
Residential mortgage	3.86	3.82	3.78	3.69	3.66
RV and marine	4.96	5.10	5.06	5.11	5.11
Other consumer	13.07	12.35	12.16	11.90	11.78
Total consumer	4.75	4.67	4.54	4.43	4.34
Total loans and leases	4.85	4.76	4.60	4.49	4.32
Total earning assets	4.43	4.34	4.16	4.07	3.91
Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—	—	—	—	—
Demand deposits—interest-bearing	0.56	0.48	0.45	0.38	0.29
Total demand deposits	0.28	0.24	0.22	0.18	0.14
Money market deposits	1.04	0.91	0.77	0.60	0.45
Savings and other domestic deposits	0.23	0.23	0.24	0.21	0.20
Core certificates of deposit	2.11	2.00	1.82	1.56	1.01
Total core deposits	0.85	0.75	0.65	0.51	0.36
Other domestic time deposits of $250,000 or more	1.82	1.67	1.40	1.01	0.69
Brokered deposits and negotiable CDs	2.38	2.22	1.98	1.81	1.47
Total deposits	0.94	0.84	0.73	0.59	0.43
Short-term borrowings	2.41	2.49	1.98	1.82	1.47
Long-term debt	3.98	3.82	3.78	3.75	2.92
Total interest-bearing liabilities	1.35	1.23	1.13	1.05	0.82
Net interest rate spread	3.08	3.11	3.03	3.02	3.09
Impact of noninterest-bearing funds on margin	0.31	0.30	0.29	0.27	0.21
Net interest margin	3.39%	3.41%	3.32%	3.29%	3.30%

(1)	FTE yields are calculated assuming a 21% tax rate.

(2)	Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018.

(3)	Loan and lease and deposit average yield rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(4)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2019 First Quarter versus 2018 First Quarter
FTE net interest income for the 2019 first quarter increased $52 million, or 7%, from the 2018 first quarter. This reflected the benefit from the $3.8 billion, or 4%, increase in average earning assets coupled with a 9 basis point increase in the NIM to 3.39%. Average earning asset yields increased 52 basis points year-over-year, driven by a 53 basis point improvement in loan yields. Average interest-bearing liability costs increased 53 basis points, primarily driven by a 51 basis point increase in average interest-bearing deposit costs. The cost of short-term borrowings and long-term debt increased 94 basis points and 106 basis points, respectively. The benefit from noninterest-bearing funds improved 10 basis points versus the year-ago quarter. Embedded within these yields and costs, FTE net interest income during the 2019 first quarter included $15 million, or approximately 6 basis points, of purchase accounting impact compared to $19 million, or approximately 8 basis points, in the year-ago quarter.
Average earning assets for the 2019 first quarter increased $3.8 billion, or 4%, from the year-ago quarter, primarily reflecting a $4.3 billion, or 6%, increase in average loans and leases. Average C&I loans increased $2.3 billion, or 8%, reflecting growth in corporate banking, asset finance, dealer floorplan, and middle market banking. Average residential mortgage loans increased $1.6 billion, or 18%, driven by the successful expansion of our home lending business over the past two years. Average RV and marine loans increased $0.8 billion, or 33%, primarily reflecting the success of the geographic expansion over the past two years, while maintaining our commitment to super prime originations. Held-for-sale and other earning assets increased $0.7 billion, or 131%, primarily due to the inclusion of deposits in Federal Reserve Bank balances. These balances were treated as non-earning assets prior to the fourth quarter 2018. As of March 31, 2019, approximately $126 million of loans were included in held-for-sale related to the previously announced sale of our Wisconsin branches, which is expected to close in the 2019 second quarter. Average securities decreased $1.2 billion, or 5%, primarily due to runoff in the portfolio in 2018.
Average total interest-bearing liabilities for the 2019 first quarter increased $3.6 billion, or 5%, from the year-ago quarter. Average total deposits increased $5.8 billion, or 8%, from the year-ago quarter, while average total core deposits increased $5.6 billion, or 8%. Average core certificates of deposit increased $3.8 billion, or 164%, reflecting consumer deposit growth initiatives primarily in the first three quarters of 2018. Average money market deposits increased $2.3 billion, or 11%, reflecting the shift in promotional pricing to consumer money market accounts in mid-2018. Average interest-bearing demand deposits increased $1.1 billion, or 6%, primarily driven by the shift in commercial balances from noninterest-bearing to interest-bearing checking. Savings and other domestic deposits decreased $0.9 billion, or 8%, primarily reflecting a continued shift in consumer product mix. Average noninterest-bearing demand deposits decreased $0.6 billion, or 3%, primarily driven by the aforementioned shift in commercial checking balances, partially offset by continued growth in consumer noninterest-bearing checking. Average short-term borrowings decreased $2.9 billion, or 56%, as growth in core deposits reduced reliance on wholesale funding. As of March 31, 2019, approximately $845 million of deposits are held-for-sale associated with the previously-mentioned pending Wisconsin branch sale.
2019 First Quarter versus 2018 Fourth Quarter
Compared to the 2018 fourth quarter, FTE net interest income decreased $12 million, or 1%, primarily reflecting the NIM compression of 2 basis points, more than offsetting the benefit from the $1.5 billion, or 1%, increase in average earning assets. Average earning asset yields increased 9 basis points sequentially, driven by a 9 basis point increase in loan yields. Average interest-bearing liability costs increased 12 basis points, primarily driven by a 10 basis point increase in average interest-bearing deposit costs. The benefit of noninterest-bearing funding improved 1 basis point linked quarter. The purchase accounting impact on the net interest margin was approximately 6 basis points in the 2019 first quarter, down 1 basis point from the prior quarter. The 2018 fourth quarter included an approximately 2 basis point impact from higher commercial interest recoveries.
Compared to the 2018 fourth quarter, average earning assets increased $1.5 billion, or 1%, primarily reflecting the $1.0 billion, or 1%, increase in average loans and leases. Average C&I loans increased $1.0 billion, or 3%, reflecting growth in corporate banking, asset finance, dealer floorplan, and broad-based growth across the specialty lending verticals. Average securities increased $0.5 billion, or 2%, primarily reflecting the timing of purchases in anticipation of future cash flows.
Compared to the 2018 fourth quarter, average total interest-bearing liabilities increased $1.7 billion, or 2%. Average short-term borrowings increased $1.3 billion, or 131%, as loan growth and seasonality in deposits drove increased borrowings in the quarter.
Provision for Credit Losses
(This section should be read in conjunction with the "Credit Risk" section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2019 first quarter was $67 million, which increased $1 million, or 2%, compared to the first quarter 2018. The increase from the 2018 first quarter is primarily attributed to higher commercial losses.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 3 - Noninterest Income
	Three Months Ended			1Q19 vs. 1Q18		1Q19 vs. 4Q18
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2019	2018	2018	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$87	$94	$86	$1	1%	$(7)	(7)%
Card and payment processing income	56	58	53	3	6	(2)	(3)
Trust and investment management services	44	42	44	—	—	2	5
Mortgage banking income	21	23	26	(5)	(19)	(2)	(9)
Capital markets fees	22	34	21	1	5	(12)	(35)
Insurance income	21	21	21	—	—	—	—
Bank owned life insurance income	16	16	15	1	7	—	—
Gain on sale of loans and leases	13	16	8	5	63	(3)	(19)
Securities gains (losses)	—	(19)	—	—	—	19	100
Other income	39	44	40	(1)	(3)	(5)	(11)
Total noninterest income	$319	$329	$314	$5	2%	$(10)	(3)%
2019 First Quarter versus 2018 First Quarter
Reported noninterest income for the 2019 first quarter increased $5 million, or 2%, from the year-ago quarter. Gain on sale of loans and leases increased $5 million, or 63%, primarily reflecting the gain on the sale of asset finance leases and higher SBA sales. Mortgage banking income decreased $5 million, or 19%, primarily reflecting net mortgage servicing rights (MSR) risk management-related activities and lower origination volume.
2019 First Quarter versus 2018 Fourth Quarter
Compared to the 2018 fourth quarter, total noninterest income decreased $10 million, or 3%. Securities losses were less than $1 million compared to $19 million in the prior quarter, reflecting the portfolio repositioning completed in the 2018 fourth quarter. Capital market fees decreased $12 million, or 35%, driven by unfavorable commodities derivatives mark-to-market adjustments related to a commercial customer default and decreased interest rate derivative and syndication activity. Service charges on deposit accounts decreased $7 million, or 7%, primarily reflecting seasonality. Other income decreased $5 million, or 11%, primarily reflecting lower income on terminated asset finance leases.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 4 - Noninterest Expense
	Three Months Ended			1Q19 vs. 1Q18		1Q19 vs. 4Q18
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2019	2018	2018	Amount	Percent	Amount	Percent
Personnel costs	$394	$399	$376	$18	5%	$(5)	(1)%
Outside data processing and other services	81	83	73	8	11	(2)	(2)
Net occupancy	42	70	41	1	2	(28)	(40)
Equipment	40	48	40	—	—	(8)	(17)
Deposit and other insurance expense	8	9	18	(10)	(56)	(1)	(11)
Professional services	12	17	11	1	9	(5)	(29)
Marketing	7	15	8	(1)	(13)	(8)	(53)
Amortization of intangibles	13	13	14	(1)	(7)	—	—
Other noninterest expense	56	57	52	4	8	(1)	(2)
Total noninterest expense	$653	$711	$633	$20	3%	$(58)	(8)%
Number of employees (average full-time equivalent)	15,738	15,657	15,599	139	1%	81	1%

2019 First Quarter versus 2018 First Quarter
Reported noninterest expense for the 2019 first quarter increased $20 million, or 3%, from the year-ago quarter. Personnel costs increased $18 million, or 5%, primarily reflecting strategic hiring, the implementation of annual merit increases in the 2018 second quarter, and increased benefits costs. Outside data processing and other services increased $8 million, or 11%, primarily driven by higher technology investment costs. Deposit and other insurance expense decreased $10 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter.
2019 First Quarter versus 2018 Fourth Quarter
Reported noninterest expense decreased $58 million, or 8%, from the 2018 fourth quarter. Net occupancy decreased $28 million, or 40%, reflecting branch and facility consolidation-related expense in the 2018 fourth quarter. Equipment decreased $8 million, or 17%, reflecting branch and facility consolidation-related expense in the 2018 fourth quarter. Marketing expense decreased $8 million, or 53%, reflecting the timing of marketing campaigns and deposit promotions. Personnel costs decreased $5 million, or 1%, primarily reflecting lower performance-based incentive compensation.
Provision for Income Taxes
The provision for income taxes in the 2019 first quarter was $63 million. This compared with a provision for income taxes of $59 million in the 2018 first quarter and $57 million in the 2018 fourth quarter. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, stock-based compensation, and capital losses. The effective tax rates for the 2019 first quarter, 2018 first quarter, and 2018 fourth quarter were 15.0%, 15.3%, and 14.6%, respectively. The net federal deferred tax liability was $159 million and the net state deferred tax asset was $35 million at March 31, 2019.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2017, the IRS has advised that tax years 2012 through 2014 will not be audited, and began the examination of the 2015 federal income tax return during 2018. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
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
We believe that our primary risk exposures are credit, market, liquidity, operational and compliance. More information on risk can be found in the Risk Factors section included in Item 1A of our 2018 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2018 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2018 Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 4 "Investment Securities and Other Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
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

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2018 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 5 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
Commercial:
Commercial and industrial	$30,972	41%	$30,605	41%	$29,196	40%	$28,850	40%	$28,622	40%
Commercial real estate:
Construction	1,152	2	1,185	2	1,111	2	1,083	1	1,167	2
Commercial	5,643	8	5,657	8	5,962	8	6,118	8	6,245	9
Commercial real estate	6,795	10	6,842	10	7,073	10	7,201	9	7,412	11
Total commercial	37,767	51	37,447	51	36,269	50	36,051	49	36,034	51
Consumer:
Automobile	12,272	16	12,429	16	12,375	17	12,390	17	12,146	17
Home equity	9,551	13	9,722	13	9,850	13	9,907	14	9,987	14
Residential mortgage	10,885	14	10,728	14	10,459	14	10,006	14	9,357	13
RV and marine	3,344	4	3,254	4	3,152	4	2,846	4	2,549	3
Other consumer	1,260	2	1,320	2	1,265	2	1,206	2	1,090	2
Total consumer	37,312	49	37,453	49	37,101	50	36,355	51	35,129	49
Total loans and leases	$75,079	100%	$74,900	100%	$73,370	100%	$72,406	100%	$71,163	100%
Our loan portfolio is composed of a managed mix of consumer and commercial credits. At the corporate level, we manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC of the Board of Directors and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
Commercial Credit
Refer to the “Commercial Credit” section of our 2018 Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2018 Form 10-K for our consumer credit underwriting and on-going credit management processes.

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2018 are consistent with the portfolio growth metrics.

Table 6 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
Commercial loans and leases:
Real estate and rental and leasing	6,955	9%	$6,964	9%	$7,187	10%	$7,314	10%	$7,509	11%
Retail trade (1)	5,266	7	5,337	7	4,987	7	4,886	7	5,034	7
Manufacturing	5,338	7	5,140	7	4,817	7	4,867	7	4,780	7
Finance and insurance	3,457	5	3,377	5	3,345	5	3,188	4	3,216	5
Wholesale trade	2,725	4	2,830	4	2,609	4	2,575	4	2,472	3
Health care and social assistance	2,575	3	2,533	3	2,582	4	2,589	4	2,649	4
Accommodation and food services	1,782	2	1,709	2	1,636	2	1,657	2	1,675	2
Professional, scientific, and technical services	1,401	2	1,344	2	1,269	2	1,303	2	1,293	2
Transportation and warehousing	1,323	2	1,320	2	1,176	2	1,209	2	1,171	2
Mining, quarrying, and oil and gas extraction	1,306	2	1,286	2	1,045	1	899	1	780	1
Other services	1,243	2	1,290	2	1,312	2	1,266	2	1,263	2
Construction	973	1	924	1	986	1	1,010	1	1,030	1
Admin./Support/Waste Mgmt. and Remediation Services	690	1	737	1	664	1	611	1	551	1
Arts, entertainment, and recreation	585	1	599	1	585	1	503	1	525	1
Information	522	1	441	1	346	—	395	—	434	1
Educational services	478	1	473	1	482	1	493	1	498	1
Utilities	428	1	454	1	459	—	417	—	410	—
Public administration	249	—	253	—	253	—	255	—	236	—
Unclassified/Other	187	—	174	—	266	—	336	—	244	—
Agriculture, forestry, fishing and hunting	171	—	174	—	178	—	195	—	164	—
Management of companies and enterprises	113	—	88	—	85	—	83	—	100	—
Total commercial loans and leases by industry category	37,767	51	37,447	51	36,269	50	36,051	49	36,034	51
Automobile	12,272	16	12,429	16	12,375	17	12,390	17	12,146	17
Home Equity	9,551	13	9,722	13	9,850	13	9,907	14	9,987	14
Residential mortgage	10,885	14	10,728	14	10,459	14	10,006	14	9,357	13
RV and marine	3,344	4	3,254	4	3,152	4	2,846	4	2,549	3
Other consumer loans	1,260	2	1,320	2	1,265	2	1,206	2	1,090	2
Total loans and leases	75,079	100%	$74,900	100%	$73,370	100%	$72,406	100%	$71,163	100%

(1)
Amounts include $3.6 billion, $3.6 billion, $3.3 billion, $3.2 billion and $3.4 billion of auto dealer services loans at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively. These loans have a materially better risk profile than the generic Retail trade category.

Credit Quality
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements.)
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

Credit quality performance in the 2019 first quarter reflected higher net charge-offs than the year-ago quarter. Consumer NCOs have remained consistent with the prior year quarter. Total NCOs were $71 million, or 0.38% annualized, of average total loans and leases. NCOs increased $21 million from the prior quarter, with $20 million of the increase within the Commercial portfolio. The increase was centered in two specific Commercial credit relationships. There was a 19% increase in NPAs from the prior quarter, also centered in the Commercial portfolio. NPAs to total loans and leases remains low at 0.61%. The ALLL to total loans and leases ratio decreased 1 basis point to 1.02%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2018 Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $280 million of commercial related NALs at March 31, 2019, $207 million, or 74%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 7 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Nonaccrual loans and leases (NALs):
Commercial and industrial	$271	$188	$211	$207	$190
Commercial real estate	9	15	19	25	30
Automobile	4	5	5	4	5
Home equity	64	62	67	68	75
Residential mortgage	68	69	67	73	82
RV and marine	1	1	1	1	1
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	417	340	370	378	383
Other real estate, net:
Residential	14	19	22	23	23
Commercial	4	4	5	5	7
Total other real estate, net	18	23	27	28	30
Other NPAs (1)	26	24	6	6	7
Total nonperforming assets	$461	$387	$403	$412	$420

Nonaccrual loans and leases as a % of total loans and leases	0.56%	0.45%	0.50%	0.52%	0.54%
NPA ratio (2)	0.61	0.52	0.55	0.57	0.59

(1)	Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

2019 First Quarter versus 2018 Fourth Quarter.
Total NPAs increased by $74 million, or 19%, compared with December 31, 2018, primarily related to an increase in the C&I portfolio. The increase was centered in two specific Commercial credit relationships.
TDR Loans
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2018 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been consistently over 80%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of March 31, 2019, over 81% of the $466 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 8) are current on their required payments, with over 64% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 8 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
TDRs—accruing:
Commercial and industrial	$270	$269	$308	$314	$316
Commercial real estate	60	54	60	65	76
Automobile	37	35	34	32	32
Home equity	247	252	257	258	261
Residential mortgage	219	218	219	221	224
RV and marine	2	2	2	1	1
Other consumer	9	9	10	9	6
Total TDRs—accruing	844	839	890	900	916
TDRs—nonaccruing:
Commercial and industrial	86	97	100	87	83
Commercial real estate	6	6	8	14	16
Automobile	3	3	3	3	3
Home equity	28	28	28	28	31
Residential mortgage	43	44	46	46	52
RV and marine	1	—	1	1	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	167	178	186	179	185
Total TDRs	$1,011	$1,017	$1,076	$1,079	$1,101
Overall TDRs decreased slightly in the quarter. Huntington continues to proactively work with our commercial borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
ACL
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements.)
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
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 9 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
ALLL
Commercial
Commercial and industrial	$437	41%	$422	41%	$419	40%	$413	40%	$402	40%
Commercial real estate	108	10	120	10	124	10	118	9	113	11
Total commercial	545	51	542	51	543	50	531	49	515	51
Consumer
Automobile	53	16	56	16	52	17	52	17	52	17
Home equity	53	13	55	13	54	13	55	14	57	14
Residential mortgage	23	14	25	14	24	14	24	14	24	13
RV and marine	20	4	20	4	18	4	17	4	16	3
Other consumer	70	2	74	2	70	2	62	2	57	2
Total consumer	219	49	230	49	218	50	210	51	206	49
Total ALLL	764	100%	772	100%	761	100%	741	100%	721	100%
AULC	100		96		97		93		85
Total ACL	$864		$868		$858		$834		$806
Total ALLL as a % of
Total loans and leases		1.02%		1.03%		1.04%		1.02%		1.01%
Nonaccrual loans and leases		183		228		206		197		188
NPAs		166		200		189		180		172

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2019 First Quarter versus 2018 Fourth Quarter
At March 31, 2019, the ALLL was $764 million, compared to $772 million at December 31, 2018. The $8 million, or 1%, decline in the ALLL relates to the reduction in consumer reserve levels associated with seasonal delinquency improvement in the first quarter. The ALLL to total loans ratio was 1.02% at March 31, 2019 and 1.03% at December 31, 2018. We believe the ratio is appropriate given the overall moderate-to-low risk profile of our loan portfolio and its coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and have proactive action plans for these loans.
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
Commercial loans are either charged-off or written down to net realizable value by 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process.

Table 10 - Quarterly Net Charge-off Analysis
	Three Months Ended
	March 31,	December 31,	March 31,
(dollar amounts in millions)	2019	2018	2018
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$31	$13	$17
Commercial real estate:
Construction	—	—	(1)
Commercial	2	—	(13)
Commercial real estate	2	—	(14)
Total commercial	33	13	3
Consumer:
Automobile	10	9	10
Home equity	3	2	3
Residential mortgage	3	2	1
RV and marine	3	2	3
Other consumer	19	22	18
Total consumer	38	37	35
Total net charge-offs	$71	$50	$38

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.41%	0.17%	0.24%
Commercial real estate:
Construction	(0.11)	(0.09)	(0.18)
Commercial	0.12	—	(0.80)
Commercial real estate	0.08	(0.01)	(0.70)
Total commercial	0.35	0.14	0.04
Consumer:
Automobile	0.32	0.30	0.32
Home equity	0.12	0.05	0.11
Residential mortgage	0.10	0.10	0.04
RV and marine	0.39	0.31	0.42
Other consumer	6.29	6.66	6.51
Total consumer	0.41	0.40	0.39
Net charge-offs as a % of average loans	0.38%	0.27%	0.21%
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

2019 First Quarter versus 2018 Fourth Quarter
NCOs were an annualized 0.38% of average loans and leases in the current quarter, increasing from 0.27% in the 2018 fourth quarter, and on the lower end of the through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.35% in the current quarter compared to 0.14% in 2018 fourth quarter based primarily on the impact of two credit relationships in the C&I portfolio. Consumer charge-offs were slightly higher for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the level of NCOs we have experienced on an overall portfolio basis, we would expect to see some continued volatility on a quarter-to-quarter basis, largely driven by the performance of the commercial portfolios.

Market Risk
(This section should be read in conjunction with the “Market Risk” section of our 2018 Form 10-K for our on-going market risk management processes.)
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

Table 11 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-4.0%	-2.0%	-4.0%
March 31, 2019	-2.0%	2.4%	5.1%
December 31, 2018	-2.9%	2.7%	5.8%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. The decrease in sensitivity was driven by the addition of interest rate floors and an increasing share of fixed rate balances in the loan portfolio.
Our NII at Risk is within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both March 31, 2019, and December 31, 2018.

Table 12 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-6.0%	-6.0%	-12.0%
March 31, 2019	-5.8%	1.7%	1.5%
December 31, 2018	-5.8%	2.3%	3.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates.
We are within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The EVE depicts a moderate asset sensitive balance sheet profile.
MSRs
(This section should be read in conjunction with Note 5 "Mortgage Loan Sales and Servicing Rights" of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At March 31, 2019, we had a total of $212 million of capitalized MSRs representing the right to service $21 billion in mortgage loans. Of this $212 million, $10 million was recorded using the fair value method and $202 million was recorded using the amortization method.
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
MSR assets are included in servicing rights and other intangible assets in the Unaudited Condensed Consolidated Financial Statements.

Price Risk
Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions, derivative instruments, and equity investments. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held.
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section of our 2018 Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at March 31, 2019. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $18.9 billion as of March 31, 2019.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2019, these core deposits funded 73% of total assets (105% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $17 million and $23 million at March 31, 2019 and December 31, 2018, respectively.
The following table reflects deposit composition detail for each of the last five quarters:

Table 13 - Deposit Composition

	March 31,		December 31,		September 30,		June 30,		March 31,
(dollar amounts in millions)	2019 (1)		2018 (2)		2018		2018		2018
By Type:
Demand deposits—noninterest-bearing	$20,036	24%	$21,783	26%	$19,863	24%	$20,353	26%	$20,807	26%
Demand deposits—interest-bearing	19,906	24	20,042	24	19,615	24	19,026	24	19,337	25
Money market deposits	22,931	28	22,721	27	21,411	26	20,990	26	20,849	26
Savings and other domestic deposits	10,277	13	10,451	12	11,604	14	10,987	14	11,291	14
Core certificates of deposit	6,007	7	5,924	7	5,358	7	4,402	6	3,157	4
Total core deposits:	79,157	96	80,921	96	77,851	95	75,758	96	75,441	95
Other domestic deposits of $250,000 or more	313	1	337	—	318	1	265	—	228	—
Brokered deposits and negotiable CDs	2,685	3	3,516	4	3,520	4	3,564	4	3,802	5
Total deposits	$82,155	100%	$84,774	100%	$81,689	100%	$79,587	100%	$79,471	100%
Total core deposits:
Commercial	$33,546	42%	$37,268	46%	$35,455	46%	$34,094	45%	$34,615	46%
Consumer	45,611	58	43,653	54	42,396	54	41,664	55	40,826	54
Total core deposits	$79,157	100%	$80,921	100%	$77,851	100%	$75,758	100%	$75,441	100%

(1)	March 31, 2019 includes $845 million of deposits classified as held-for-sale.

(2)	December 31, 2018 includes $872 million of deposits classified as held-for-sale.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans pledged to the Federal Reserve Discount Window and the FHLB are $37.6 billion and $46.5 billion at March 31, 2019 and December 31, 2018, respectively.

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At March 31, 2019, total wholesale funding was $15.3 billion, an increase from $14.5 billion at December 31, 2018. The increase from year-end primarily relates to an increase in short-term borrowings and issuance of long-term debt, offset by a decrease in brokered deposits and negotiable CDs.
Liquidity Coverage Ratio
At March 31, 2019, we believe the Bank had sufficient liquidity to be in compliance with the LCR requirements and to meet its cash flow obligations for the foreseeable future.
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
At March 31, 2019 and December 31, 2018, the parent company had $2.5 billion and $2.4 billion, respectively, in cash and cash equivalents.
On April 18, 2019, the board of directors declared a quarterly common stock cash dividend of $0.14 per common share. The dividend is payable on July 1, 2019, to shareholders of record on June 17, 2019. Based on the current quarterly dividend of $0.14 per common share, cash demands required for common stock dividends are estimated to be approximately $147 million per quarter. On April 18, 2019, the Board of Directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on July 15, 2019 to shareholders of record on July 1, 2019. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million and $7 million per quarter, respectively.
During the first three months of 2019, the Bank paid a preferred dividend of $11 million and repaid subordinate debt of $439 million to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps and floors, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 14 - Regulatory Capital Data
		Basel III
(dollar amounts in millions)		March 31, 2019	December 31, 2018	March 31, 2018
Total risk-weighted assets	Consolidated	$85,966	$85,687	$81,365
	Bank	85,944	85,717	81,478
CET I risk-based capital	Consolidated	8,462	8,271	8,504
	Bank	9,150	8,732	8,751
Tier 1 risk-based capital	Consolidated	9,670	9,478	9,712
	Bank	10,028	9,611	9,632
Tier 2 risk-based capital	Consolidated	1,600	1,644	1,610
	Bank	1,449	1,893	1,803
Total risk-based capital	Consolidated	11,270	11,122	11,322
	Bank	11,477	11,504	11,435
CET I risk-based capital ratio	Consolidated	9.84%	9.65%	10.45%
	Bank	10.65	10.19	10.74
Tier 1 risk-based capital ratio	Consolidated	11.25	11.06	11.94
	Bank	11.67	11.21	11.82
Total risk-based capital ratio	Consolidated	13.11	12.98	13.92
	Bank	13.35	13.42	14.03
Tier 1 leverage ratio	Consolidated	9.16	9.10	9.53
	Bank	9.51	9.23	9.46
At March 31, 2019, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB.

All capital ratios were impacted by the repurchase of $916 million of common stock over the last four quarters. The Company repurchased $25 million of common stock during the 2019 first quarter at a weighted average cost of $13.64 per share. There is $152 million of share repurchase authorization remaining under the 2018 Capital Plan.
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
Shareholders’ equity totaled $11.4 billion at March 31, 2019, an increase of $0.3 billion when compared with December 31, 2018.
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
On July 17, 2018, the Board of Directors authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter. During the 2019 first quarter, Huntington repurchased a total of 1.8 million shares at a weighted average share price of $13.64. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
Share Repurchases
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our annual capital plan. Huntington repurchased 1.8 million shares during the first three-months of 2019.
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
Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-

phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, if any, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
Funds Transfer Pricing (FTP)
We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). In the first quarter of 2019, the Company updated its FTP methodology primarily related to the allocation of deposit funding costs.  Prior period amounts presented below have been restated to reflect the new methodology.
Net Income by Business Segment
Net income by business segment for the three-month periods ending March 31, 2019 and March 31, 2018 is presented in the following table:

Table 15 - Net Income by Business Segment
	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Consumer and Business Banking	$157	$140
Commercial Banking	123	164
Vehicle Finance	39	43
RBHPCG	31	41
Treasury / Other	8	(62)
Net income	$358	$326
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity as well as the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate, although our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower effective tax rate and the statutory tax rate used at the time to allocate income taxes to the business segments.

Consumer and Business Banking

Table 16 - Key Performance Indicators for Consumer and Business Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$443	$446	$(3)	(1)%
Provision for credit losses	17	32	(15)	(47)
Noninterest income	174	175	(1)	(1)
Noninterest expense	401	412	(11)	(3)
Provision for income taxes	42	37	5	14
Net income	$157	$140	$17	12%
Number of employees (average full-time equivalent)	8,152	8,446	(294)	(3)%
Total average assets	$25,471	$24,415	$1,056	4
Total average loans/leases	22,241	21,435	806	4
Total average deposits	50,961	45,257	5,704	13
Net interest margin	3.48%	3.95%	(0.47)%	(12)
NCOs	$31	$27	$4	15
NCOs as a % of average loans and leases	0.56%	0.50%	0.06%	12
2019 First Three Months versus 2018 First Three Months
Consumer and Business Banking, including Home Lending, reported net income of $157 million in the first three-month period of 2019, an increase of $17 million, or 12%, compared to the year-ago period. Segment net interest income decreased $3 million, or 1%, primarily due to a 47 basis point decrease in net interest margin driven by an increase in loan funding costs and deposit rates, partially offset by 4% growth in average loans. The provision for credit losses decreased $15 million, or 47%. Noninterest income decreased $1 million, or 1%, due to decreased mortgage banking income, largely offset by higher interchange income as a result of higher card related transaction volumes and increased service charge income on deposit accounts. Noninterest expense decreased $11 million, or 3% due to decreased personnel and equipment expense as a result of branch consolidations. This, along with lower allocated expenses, reduced FDIC insurance expense, and lower card processing expense, offset higher operational losses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported a loss of $8 million in the first three-month period of 2019, compared with net loss of $3 million in the year-ago period. Net interest margin was flat compared to the year-ago period and noninterest income decreased $3 million driven primarily by MSR valuation changes, net of hedge results. Noninterest expense increased $6 million, or 15%, as a result of higher allocated indirect costs and higher operational losses partially offset by lower origination expenses due to lower origination volume.

Commercial Banking

Table 17 - Key Performance Indicators for Commercial Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$264	$276	$(12)	(4)%
Provision for credit losses	43	21	22	105
Noninterest income	76	71	5	7
Noninterest expense	142	118	24	20
Provision for income taxes	32	44	(12)	(27)
Net income	$123	$164	$(41)	(25)%
Number of employees (average full-time equivalent)	1,323	1,232	91	7%
Total average assets	$33,158	$30,594	$2,564	8
Total average loans/leases	27,174	25,969	1,205	5
Total average deposits	21,739	21,657	82	—
Net interest margin	3.59%	3.90%	(0.31)%	(8)
NCOs (Recoveries)	$27	$(1)	$28	2,800
NCOs as a % of average loans and leases	0.39%	(0.02)%	0.41%	2,050
2019 First Three Months versus 2018 First Three Months
Commercial Banking reported net income of $123 million in the first three-month period of 2019, a decrease of $41 million, or 25%, compared to the year-ago period. Provision for credit losses increased $22 million, or 105%, primarily due to net charge offs of $27 million compared to a net recovery of $1 million in the prior year. Segment net interest income decreased $12 million, or 4%, primarily due to a 31 basis point decrease in net interest margin driven by an increase in loan funding costs and deposit rates, partially offset by a 5% growth in average loans. Noninterest income increased $5 million, or 7%, largely driven by an increase in the gain on sale of loans and leases as well as an increase in loan commitment and other fees partially offset with lower capital market fees as a result of an unfavorable commodities derivative mark-to-market adjustment related to a customer default. Noninterest expense increased $24 million, or 20%, primarily due to allocated overhead and personnel expense, which was driven by the acquisition of Hutchinson, Shockey, and Erly & Co. on October 1, 2018, and other taxes related to the adoption of the new lease accounting standard, partially offset by lower FDIC insurance expense.

Vehicle Finance

Table 18 - Key Performance Indicators for Vehicle Finance
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$94	$99	$(5)	(5)%
Provision for credit losses	9	14	(5)	(36)
Noninterest income	2	3	(1)	(33)
Noninterest expense	38	34	4	12
Provision for income taxes	10	11	(1)	(9)
Net income	$39	$43	$(4)	(9)%
Number of employees (average full-time equivalent)	267	259	8	3%
Total average assets	$19,269	$17,782	$1,487	8
Total average loans/leases	19,340	17,817	1,523	9
Total average deposits	305	350	(45)	(13)
Net interest margin	1.97%	2.26%	(0.29)%	(13)
NCOs	$13	$12	$1	8
NCOs as a % of average loans and leases	0.27%	0.27%	—%	—

2019 First Three Months versus 2018 First Three Months
Vehicle Finance reported net income of $39 million in the first three-month period of 2019, a decrease of $4 million, or 9%, compared to the year-ago period. Segment net interest income decreased $5 million or 5%, due to a 29 basis point decrease in the net interest margin, which continues to primarily reflect the run off of the higher yielding acquired loan portfolios and the related purchase accounting impact. This decrease was offset in part by a $1.5 billion, or 9%, increase in average loan balances primarily reflecting the success of the geographic expansion of RV and marine loans over the past two years, as well as growth of indirect auto loans, floor plan and other commercial balances. Noninterest income decreased $1 million, or 33%, due to a decrease in net servicing income on securitized automobile loans and lower recoveries on acquired loans that were fully charged-off prior to acquisition. Noninterest expense increased $4 million, or 12%, primarily reflecting higher allocated costs attributed to the increase in loan balances.

Regional Banking and The Huntington Private Client Group

Table 19 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$50	$57	$(7)	(12)%
Provision for credit losses	(2)	(1)	(1)	(100)
Noninterest income	51	51	—	—
Noninterest expense	64	57	7	12
Provision for income taxes	8	11	(3)	(27)
Net income	$31	$41	$(10)	(24)%
Number of employees (average full-time equivalent)	1,057	1,006	51	5%
Total average assets	$6,223	$5,493	$730	13
Total average loans/leases	5,920	5,172	748	14
Total average deposits	5,942	5,947	(5)	—
Net interest margin	3.31%	3.76%	(0.45)%	(12)
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	(0.01)%	0.01%	100
Total assets under management (in billions)—eop	$16.4	$18.1	$(1.7)	(9)
Total trust assets (in billions)—eop	112.7	113.0	(0.3)	—
eop - End of Period.
2019 First Three Months versus 2018 First Three Months
RBHPCG reported net income of $31 million in the first three-month period of 2019, a decrease of $10 million, or 24%, compared to the year-ago period. Segment net interest income decreased $7 million, or 12%, due to a 45 basis point decrease in net interest margin, reflecting higher deposit costs partially offset by a $0.7 billion, or 14%, increase in average loan balances, primarily related to residential real estate mortgage loans. Noninterest income remained consistent with the prior year as total trust assets were virtually unchanged. Noninterest expense increased $7 million, or 12%, as a result of increased allocated expense as well as increased personnel costs, primarily due to the hiring of additional client advisors.
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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. We encourage readers to consider the Unaudited Condensed Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
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
Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the Unaudited Condensed Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
Risk Factors
More information on risk is discussed in the Risk Factors section included in Item 1A of our 2018 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affects amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements included in our December 31,

2018 Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting estimates relate to our ACL, valuation of financial instruments, contingent liabilities, income taxes, and deferred tax assets/liabilities. These significant accounting estimates and their related application are discussed in our December 31, 2018 Form 10-K.
Recent Accounting Pronouncements and Developments
Note 2 "Accounting Standards Update" of the Notes to Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2019 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.
Fair Value
At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 11 "Fair Values of Assets and Liabilities" of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollar amounts in millions)	2019	2018
Assets
Cash and due from banks	$804	$1,108
Interest-bearing deposits at Federal Reserve Bank	532	1,564
Interest-bearing deposits in banks	147	53
Trading account securities	166	105
Available-for-sale securities	13,982	13,780
Held-to-maturity securities	8,747	8,565
Other securities	486	565
Loans held for sale (includes $523 and $613 respectively, measured at fair value)(1)	693	804
Loans and leases (includes $79 and $79 respectively, measured at fair value)(1)	75,079	74,900
Allowance for loan and lease losses	(764)	(772)
Net loans and leases	74,315	74,128
Bank owned life insurance	2,516	2,507
Premises and equipment	784	790
Goodwill	1,990	1,989
Servicing rights and other intangible assets	513	535
Other assets	2,528	2,288
Total assets	$108,203	$108,781
Liabilities and shareholders’ equity
Liabilities
Deposits (includes $845 and $872 respectively, classified as held-for-sale)	$82,155	$84,774
Short-term borrowings	2,862	2,017
Long-term debt	9,400	8,625
Other liabilities	2,354	2,263
Total liabilities	96,771	97,679
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock	1,203	1,203
Common stock	11	11
Capital surplus	9,167	9,181
Less treasury shares, at cost	(45)	(45)
Accumulated other comprehensive loss	(455)	(609)
Retained earnings	1,551	1,361
Total shareholders’ equity	11,432	11,102
Total liabilities and shareholders’ equity	$108,203	$108,781
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,046,440,116	1,046,767,252
Treasury shares outstanding	3,813,304	3,817,385
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	740,500	740,500

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 11 "Fair Values of Assets and Liabilities".
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
(dollar amounts in millions, share amounts in thousands)	2019	2018
Interest and fee income:
Loans and leases	$901	$756
Available-for-sale securities
Taxable	76	70
Tax-exempt	22	23
Held-to-maturity securities—taxable	54	54
Other securities—taxable	6	6
Other	11	5
Total interest income	1,070	914
Interest expense:
Deposits	145	60
Short-term borrowings	14	19
Subordinated notes and other long-term debt	89	65
Total interest expense	248	144
Net interest income	822	770
Provision for credit losses	67	66
Net interest income after provision for credit losses	755	704
Service charges on deposit accounts	87	86
Cards and payment processing income	56	53
Trust and investment management services	44	44
Mortgage banking income	21	26
Capital markets fees	22	21
Insurance income	21	21
Bank owned life insurance income	16	15
Gain on sale of loans and leases	13	8
Other noninterest income	39	40
Total noninterest income	319	314
Personnel costs	394	376
Outside data processing and other services	81	73
Net occupancy	42	41
Equipment	40	40
Deposit and other insurance expense	8	18
Professional services	12	11
Marketing	7	8
Amortization of intangibles	13	14
Other noninterest expense	56	52
Total noninterest expense	653	633
Income before income taxes	421	385
Provision for income taxes	63	59
Net income	358	326
Dividends on preferred shares	19	12
Net income applicable to common shares	$339	$314
Average common shares—basic	1,046,995	1,083,836
Average common shares—diluted	1,065,638	1,124,778
Per common share:
Net income—basic	$0.32	$0.29
Net income—diluted	0.32	0.28

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Net income	$358	$326
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	146	(149)
Total unrealized gains (losses) on available-for-sale securities	146	(149)
Change in fair value related to cash flow hedges, net of reclassification to earnings	7	—
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	1
Other comprehensive income (loss), net of tax	154	(148)
Comprehensive income	$512	$178
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended March 31, 2019
Balance, beginning of period	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								358	358
Other comprehensive income (loss), net of tax							154		154
Repurchases of common stock		(1,833)		(25)					(25)
Cash dividends declared:
Common ($0.14 per share)								(149)	(149)
Preferred Series B ($13.72 per share)								(1)	(1)
Preferred Series C ($14.69 per share)								(2)	(2)
Preferred Series D ($15.63 per share)								(9)	(9)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				17					17
Other share-based compensation activity		1,502		(6)				—	(6)
Other				—	4	—			—
Balance, end of period	$1,203	1,050,253	$11	$9,167	(3,813)	$(45)	$(455)	$1,551	$11,432

Three Months Ended March 31, 2018
Balance, beginning of period	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								326	326
Other comprehensive income (loss), net of tax							(148)		(148)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchases of common stock		(3,007)		(48)					(48)
Cash dividends declared:
Common ($0.11 per share)								(121)	(121)
Preferred Series B ($11.05 per share)								—	—
Preferred Series C ($14.69 per share)								(2)	(2)
Preferred Series D ($15.63 per share)								(9)	(9)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				15					15
Other share-based compensation activity		2,371		(12)				(3)	(15)
Other					76	1			1
Balance, end of period	$1,203	1,104,989	$11	$10,025	(3,192)	$(34)	$(677)	$780	$11,308

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Operating activities
Net income	$358	$326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	67	66
Depreciation and amortization	131	105
Share-based compensation expense	17	15
Deferred income tax expense	15	93
Net change in:
Trading account securities	(61)	1
Loans held for sale	72	(27)
Other assets	(284)	(237)
Other liabilities	176	(49)
Other, net	6	1
Net cash provided by (used in) operating activities	497	294
Investing activities
Change in interest bearing deposits in banks	(111)	22
Proceeds from:
Maturities and calls of available-for-sale securities	335	462
Maturities and calls of held-to-maturity securities	175	174
Maturities and calls of other securities	81	—
Sales of available-for-sale securities	—	203
Purchases of available-for-sale securities	(354)	(507)
Purchases of held-to-maturity securities	(356)	—
Purchases of other securities	(2)	(2)
Net proceeds from sales of portfolio loans	227	76
Principal payments received under direct finance and sales-type leases	172	—
Net loan and lease activity, excluding sales and purchases	(528)	(1,137)
Purchases of premises and equipment	(24)	(16)
Purchases of loans and leases	(144)	(68)
Other, net	14	17
Net cash provided by (used in) investing activities	(515)	(776)
Financing activities
Increase in deposits	(2,619)	2,430
Increase (decrease) in short-term borrowings	776	(2,181)
Net proceeds from issuance of long-term debt	835	51
Maturity/redemption of long-term debt	(113)	(572)
Dividends paid on preferred stock	(18)	(19)
Dividends paid on common stock	(148)	(118)
Repurchases of common stock	(25)	(48)
Net proceeds from issuance of preferred stock	—	495
Payments related to tax-withholding for share based compensation awards	(8)	(10)
Other, net	2	3
Net cash provided by (used for) financing activities	(1,318)	31
Increase (decrease) in cash and cash equivalents	(1,336)	(451)
Cash and cash equivalents at beginning of period	2,672	1,520
Cash and cash equivalents at end of period	$1,336	$1,069

	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Supplemental disclosures:
Interest paid	$249	$159
Income taxes paid	1	11
Non-cash activities
Loans transferred to held-for-sale from portfolio	204	110
Loans transferred to portfolio from held-for-sale	3	31
Transfer of loans to OREO	6	6
Transfer of securities from held-to-maturity to available-for-sale	—	2,833
Transfer of securities from available-for-sale to held-to-maturity	—	2,707
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2018 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
For statement of cash flow purposes, cash and cash equivalents are defined as the sum of Cash and due from banks and Interest-bearing deposits at Federal Reserve Bank.
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Consolidated Financial Statements or disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements. No subsequent events were disclosed for the current period.
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. During the first quarter of 2019, Huntington reclassified loans syndication fees into capital markets fees from other noninterest income. There was no material effect on capital market fees or other noninterest income and no effect on net income as a result of this reclassification.

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

- Accounting applied by a lessor is largely unchanged from that applied under previous guidance.

- Requires additional qualitative and quantitative disclosures with the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

- Effective for the fiscal period beginning after December 15, 2018, with early application permitted.

-  Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, Huntington elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases.

- Huntington recognized right-of-use assets of approximately $200 million offset by lease liabilities of approximately $250 million upon adoption, representing substantially all of its operating lease commitments, with the difference attributable to transition adjustments required by ASC Topic 842 relating to previously recognized amounts for deferred rent and lease exit costs (recorded pursuant to ASC Topic 420). Right-of-use assets and lease liabilities were based, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts were impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. Impact to the income statement was not material in the current period.

- Existing sale and leaseback guidance, including the detailed guidance applicable to sale-leasebacks of real estate, was replaced with a new model applicable to all assets, which will apply equally to both lessees and lessors. Under the new standard, if the transaction meets sale criteria, the seller-lessee will recognize the sale based on the new revenue recognition standard (when control transfers to the buyer-lessor), derecognizing the asset sold and replacing it with a right-of-use asset and lease liability for the leaseback. If the transaction is at fair value, the seller-lessee shall recognize a gain or loss on sale at that time.

- Costs related to exiting an operating lease before the end of its contractual term have been historically accounted for pursuant to ASC Topic 420, with the recognition of a liability measured at the present value of remaining lease payments reduced by any expected sublease income upon the exit of that space. ASC Topic 842 changes the accounting for such costs, with entities evaluating the impairment of right-of-use assets using the guidance in ASC Topic 360. Such an impairment analysis would occur once the entity commits to a plan to abandon the space, which may accelerate the timing of these costs.

- The new standard defines initial direct costs as those that would not have been incurred if the lease had not been obtained. Certain incremental costs previously eligible for capitalization, such as internal overhead, will now be expensed.

Standard	Summary of guidance	Effects on financial statements
ASU 2019-01 - Leases (ASC Topic 842): Codification Improvements Issued: March 2019
- Notes that lessors that are not manufacturers or dealers will apply the fair value exception in a manner similar to what they did prior to the implementation of ASC Topic 842.

- Clarifies that lessors in the scope of ASC Topic 942 (Financial Services - Depository & Lending) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows.

- Eliminates certain interim transition disclosure requirements related to the effect of an accounting change on certain interim period financial information.

- The amendments relating to lessor accounting are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.

- Huntington adopted the guidance concurrent with the adoption of ASU 2016-02 on January 1, 2019. The amendment did not have a material impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2016-13 - Financial Instruments - Credit Losses. Issued June 2016
- Eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost, replacing the current incurred loss model with an expected credit loss model.

- Requires those financial assets subject to the new standard to be presented at the net amount expected to be collected (i.e., net of expected credit losses).

- Measurement of expected credit losses should be based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.

–
The standard will require additional quantitative and qualitative disclosures to help users of the financial statements understand the credit risk inherent in Huntington’s portfolio and how management monitors the portfolio’s credit quality.

- Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018.

- Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

- Management intends to adopt the guidance on January 1, 2020 and has formed a working group comprised of teams from different disciplines including credit, finance, and risk management that has evaluated the requirements of the new standard and the impact it will have on our processes, systems and controls. This group is now working through implementing those identified process, system and control changes.

- Huntington is continuing the process of developing credit models as well as accounting, reporting, and governance processes to comply with the new standard. For certain portfolios, development is complete and model implementation and validation is underway. Model development is anticipated to be substantially completed during the second quarter of 2019, and implementation and validation substantially completed during the third quarter of 2019.

–
The standard eliminates the current accounting model for purchased-credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated (PCD) assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). Huntington does not expect a material impact from PCD assets upon adoption.

–
Upon adoption, Huntington does not expect to record a material allowance with respect to HTM and AFS securities as the portfolios consist primarily of agency-backed securities that inherently have minimal nonpayment risk.

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

- The amendment is not expected to have a material impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance that is recognized against loans and leases pertaining to unamortized premiums, discounts, fees, and costs, was a net premium of $446 million and $428 million at March 31, 2019 and December 31, 2018, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2019 and December 31, 2018.

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Loans and leases:
Commercial and industrial	$30,972	$30,605
Commercial real estate	6,795	6,842
Automobile	12,272	12,429
Home equity	9,551	9,722
Residential mortgage	10,885	10,728
RV and marine	3,344	3,254
Other consumer	1,260	1,320
Loans and leases	$75,079	$74,900
Allowance for loan and lease losses	(764)	(772)
Net loans and leases	$74,315	$74,128
Equipment Leases
Huntington leases equipment to customers, and substantially all such arrangements are classified as either sales-type or direct financing leases, which are included in C&I loans. These leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, and any initial direct costs incurred to originate these leases. Renewal options for leases are at the option of the lessee, and are not included in the measurement of lease receivables as they are not considered reasonably certain of exercise. Purchase options are typically at fair value, and as such those options are not considered in the measurement of lease receivables or in lease classification.
For leased equipment, the residual component of a direct financing lease represents the estimated fair value of the leased equipment at the end of the lease term. Huntington uses industry data, historical experience, and independent appraisals to establish these residual value estimates. Additional information regarding product life cycle, product upgrades, as well as insight into competing products are obtained through relationships with industry contacts and are factored into residual value estimates where applicable. Upon expiration of a lease, residual, assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer, or purchase of the residual asset by the lessee or another party. Huntington also purchases insurance guaranteeing the value of certain residual assets.
Impairment of the residual values of direct financing leases is evaluated quarterly, with impairment arising if the expected fair value is less than the carrying amount. Effective January 1, 2019, as a result of the implementation of ASU 2016-02, Huntington will assess net investments in leases (including residual values) for impairment and recognize any impairment losses in accordance with the impairment guidance for financial instruments. As such, net investments in leases may be reduced by an allowance for credit losses, with changes recognized as provision expense.

The following table presents net investments in lease financing receivables by category at March 31, 2019 and December 31, 2018.

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Commercial and industrial:
Lease payments receivable	$1,727	$1,747
Estimated residual value of leased assets	717	726
Gross investment in commercial lease financing receivables	2,444	2,473
Deferred origination costs	19	20
Deferred fees	(250)	(250)
Total net investment in C&I lease financing receivables	$2,213	$2,243
The carrying value of residual values guaranteed were $96 million as of March 31, 2019. The future lease rental payments due from customers on sales-type and direct financing leases at March 31, 2019, totaled $1.7 billion and were due as follows: $0.6 billion in 2020, $0.5 billion in 2021, $0.3 billion in 2022, $0.2 billion in 2023, $0.1 billion in 2024, and less than $0.1 billion thereafter. The interest income recognized for these types of leases is $26 million as of March 31, 2019.
Nonaccrual and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. See Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the accounting policies related to the NALs.
The following table presents NALs by loan class at March 31, 2019 and December 31, 2018.

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Commercial and industrial	$271	$188
Commercial real estate	9	15
Automobile	4	5
Home equity	64	62
Residential mortgage	68	69
RV and marine	1	1
Other consumer	—	—
Total nonaccrual loans	$417	$340
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$49	$18	$48	$115	$30,857	$—	$30,972	$3	(2)
Commercial real estate	1	3	4	8	6,787	—	6,795	—
Automobile	64	13	7	84	12,188	—	12,272	6
Home equity	46	18	56	120	9,429	2	9,551	15
Residential mortgage	116	38	151	305	10,503	77	10,885	116	(3)
RV and marine	9	2	2	13	3,331	—	3,344	2
Other consumer	12	6	5	23	1,237	—	1,260	5
Total loans and leases	$297	$98	$273	$668	$74,332	$79	$75,079	$147

	December 31, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	72	17	51	140	30,465	—	30,605	7	(2)
Commercial real estate	10	—	5	15	6,827	—	6,842	—
Automobile	95	19	10	124	12,305	—	12,429	8
Home equity	51	21	56	128	9,593	1	9,722	17
Residential mortgage	108	47	168	323	10,327	78	10,728	131	(3)
RV and marine	12	3	2	17	3,237	—	3,254	1
Other consumer	14	7	6	27	1,293	—	1,320	6
Total loans and leases	$362	$114	$298	$774	$74,047	$79	$74,900	$170

(1)	NALs are included in this aging analysis based on the loan's past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

Allowance for Credit Losses
Huntington maintains two reserves, both of which reflect Management’s judgment regarding the appropriate level necessary to absorb probable and estimable credit losses inherent in our loan and lease portfolio as of the balance sheet date: the ALLL and the AULC. Combined, these reserves comprise the total ACL. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change. See Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the accounting policies related to the ACL.
The ALLL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation and is reduced by charge-offs, net of recoveries.
The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2019 and 2018.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(45)	(52)	(97)
Recoveries of loans previously charged-off	12	14	26
Provision for loan and lease losses	36	27	63
ALLL balance, end of period	$545	$219	$764
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	4	—	4
AULC balance, end of period	$98	$2	$100
ACL balance, end of period	$643	$221	$864

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(23)	(50)	(73)
Recoveries of loans previously charged-off	20	15	35
Provision for loan and lease losses	36	32	68
ALLL balance, end of period	$515	$206	$721
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(2)	—	(2)
AULC balance, end of period	$82	$3	$85
ACL balance, end of period	$597	$209	$806
Credit Quality Indicators
See Note 3 “Loans / Leases and Allowance for Credit Losses” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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
The following table presents each loan and lease class by credit quality indicator at March 31, 2019 and December 31, 2018.

	March 31, 2019
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$29,038	$563	$1,365	$6	$30,972
Commercial real estate	6,513	207	73	2	6,795

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,111	$4,491	$1,388	$282	$12,272
Home equity	5,977	2,915	604	53	9,549
Residential mortgage	7,293	2,782	606	127	10,808
RV and marine	2,138	1,005	112	89	3,344
Other consumer	472	607	134	47	1,260

	December 31, 2018
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,807	$518	$1,269	$11	$30,605
Commercial real estate	6,586	181	74	1	6,842

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,254	$4,520	$1,373	$282	$12,429
Home equity	6,098	2,975	591	56	9,720
Residential mortgage	7,159	2,801	612	78	10,650
RV and marine	2,074	990	105	85	3,254
Other consumer	501	633	129	57	1,320

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.
Impaired Loans
See Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2019 and December 31, 2018.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at March 31, 2019
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$50	$9	$59
Attributable to loans collectively evaluated for impairment	495	210	705
Total ALLL balance	$545	$219	$764
Loan and Lease Ending Balances at March 31, 2019 (1)
Portion of loan and lease ending balance:
Individually evaluated for impairment	$610	$589	$1,199
Collectively evaluated for impairment	37,157	36,644	73,801
Total loans and leases evaluated for impairment	$37,767	$37,233	$75,000

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2018
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$33	$10	$43
Attributable to loans collectively evaluated for impairment	509	220	729
Total ALLL balance:	$542	$230	$772
Loan and Lease Ending Balances at December 31, 2018 (1)
Portion of loan and lease ending balances:
Individually evaluated for impairment	516	591	1,107
Collectively evaluated for impairment	36,931	36,783	73,714
Total loans and leases evaluated for impairment	$37,447	$37,374	$74,821

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for impaired loans and leases: (1)

	March 31, 2019			Three Months Ended March 31, 2019
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$207	$235	$—	$215	$6
Commercial real estate	40	44	—	38	2

With an allowance recorded:
Commercial and industrial	328	362	48	274	2
Commercial real estate	35	40	2	35	—
Automobile	40	43	2	39	1
Home equity	311	351	11	313	3
Residential mortgage	287	322	4	287	3
RV and marine	3	3	—	2	—
Other consumer	9	9	2	9	—

Total
Commercial and industrial (3)	535	597	48	489	8
Commercial real estate (4)	75	84	2	73	2
Automobile (2)	40	43	2	39	1
Home equity (5)	311	351	11	313	3
Residential mortgage (5)	287	322	4	287	3
RV and marine (2)	3	3	—	2	—
Other consumer (2)	9	9	2	9	—

	December 31, 2018			Three Months Ended March 31, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$224	$261	$—	$264	$5
Commercial real estate	36	45	—	63	2

With an allowance recorded:
Commercial and industrial	221	240	31	286	3
Commercial real estate	35	39	2	47	—
Automobile	38	42	2	36	1
Home equity	314	356	10	334	3
Residential mortgage	287	323	4	308	3
RV and marine	2	3	—	2	—
Other consumer	9	9	3	7	—

Total
Commercial and industrial (3)	445	501	31	550	8
Commercial real estate (4)	71	84	2	110	2
Automobile (2)	38	42	2	36	1
Home equity (5)	314	356	10	334	3
Residential mortgage (5)	287	323	4	308	3
RV and marine (2)	2	3	—	2	—
Other consumer (2)	9	9	3	7	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At March 31, 2019 and December 31, 2018, C&I loans of $356 million and $366 million, respectively, were considered impaired due to their status as a TDR.

(4)	At March 31, 2019 and December 31, 2018, CRE loans of $66 million and $60 million, respectively, were considered impaired due to their status as a TDR.

(5)
Includes home equity and residential mortgages considered impaired due to collateral dependent designation associated with their non-accrual status as well as home equity and mortgage loans considered impaired due to their status as a TDR.

(6)	The differences between the ending balance and unpaid principal balance amounts primarily represent partial charge-offs.

(7)
Impaired loans in the consumer portfolio are evaluated in pools and not at the loan level. Thus, these loans do not have an individually assigned allowance and as such are all classified as with an allowance in the tables above.

TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. See Note 3 “Loans / Leases and Allowance for Credit Losses” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for an additional discussion of TDRs.

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2019 and 2018.

	New Troubled Debt Restructurings (1)
	Three Months Ended March 31, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	115	$—	$35	$—	$—	$35
Commercial real estate	8	—	9	—	—	9
Automobile	744	—	5	2	—	7
Home equity	104	—	3	2	—	5
Residential mortgage	76	—	8	—	—	8
RV and marine	36	—	—	1	—	1
Other consumer	244	1	—	—	—	1
Total new TDRs	1,327	$1	$60	$5	$—	$66

	Three Months Ended March 31, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	241	$—	$96	$—	$—	$96
Commercial real estate	48	—	32	—	—	32
Automobile	627	—	4	2	—	6
Home equity	144	—	5	3	—	8
Residential mortgage	83	—	9	—	—	9
RV and marine	19	—	—	—	—	—
Other consumer	441	2	—	—	—	2
Total new TDRs	1,603	$2	$146	$5	$—	$153

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances.
The financial effects of modification represent the financial impact via provision (recovery) for loan and lease losses as a result of the modification and were $(3) million and $(3) million at March 31, 2019 and March 31, 2018, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB of Cincinnati. As of March 31, 2019 and December 31, 2018, these borrowings and advances are secured by $37.6 billion and $46.5 billion, respectively, of loans and securities.

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at March 31, 2019 and December 31, 2018:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2019
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,093	25	(108)	7,010
Residential MBS	1,359	19	(5)	1,373
Commercial MBS	1,606	—	(53)	1,553
Other agencies	119	—	(1)	118
Total U.S. Treasury, federal agency and other agency securities	10,182	44	(167)	10,059
Municipal securities	3,539	17	(38)	3,518
Asset-backed securities	350	2	(3)	349
Corporate debt	51	1	—	52
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,126	$64	$(208)	$13,982

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,125	$4	$(23)	$2,106
Residential MBS	2,093	11	(15)	2,089
Commercial MBS	4,187	1	(130)	4,058
Other agencies	338	—	(4)	334
Total federal agency and other agency securities	8,743	16	(172)	8,587
Municipal securities	4	—	—	4
Total held-to-maturity securities	$8,747	$16	$(172)	$8,591

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$167	$—	$—	$167
Federal Reserve Bank stock	296	—	—	296
Other securities, at fair value
Mutual funds	21	—	—	21
Marketable equity securities	1	1	—	2
Total other securities	$485	$1	$—	$486

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2018
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,185	15	(201)	6,999
Residential MBS	1,261	9	(15)	1,255
Commercial MBS	1,641	—	(58)	1,583
Other agencies	128	—	(2)	126
Total U.S. Treasury, federal agency and other agency securities	10,220	24	(276)	9,968
Municipal securities	3,512	6	(78)	3,440
Asset-backed securities	318	1	(4)	315
Corporate debt	54	—	(1)	53
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,108	$31	$(359)	$13,780

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,124	$—	$(47)	$2,077
Residential MBS	1,851	2	(42)	1,811
Commercial MBS	4,235	—	(186)	4,049
Other agencies	350	—	(6)	344
Total federal agency and other agency securities	8,560	2	(281)	8,281
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,565	$2	$(281)	$8,286

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$248	$—	$—	$248
Federal Reserve Bank stock	295	—	—	295
Other securities, at fair value
Mutual funds	20	—	—	20
Marketable equity securities	1	1	—	2
Total other securities	$564	$1	$—	$565

The following table provides the amortized cost and fair value of securities by contractual maturity at March 31, 2019 and December 31, 2018. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2019		December 31, 2018
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$258	$254	$186	$185
After 1 year through 5 years	1,028	1,018	1,057	1,039
After 5 years through 10 years	1,879	1,869	1,838	1,802
After 10 years	10,961	10,841	11,027	10,754
Total available-for-sale securities	$14,126	$13,982	$14,108	$13,780

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	20	20	11	11
After 5 years through 10 years	344	341	362	356
After 10 years	8,383	8,230	8,192	7,919
Total held-to-maturity securities	$8,747	$8,591	$8,565	$8,286
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at March 31, 2019 and December 31, 2018:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$27	$—	$5,287	$(108)	$5,314	$(108)
Residential MBS	—	—	537	(5)	537	(5)
Commercial MBS	—	—	1,553	(53)	1,553	(53)
Other agencies	—	—	116	(1)	116	(1)
Total federal agency and other agency securities	27	—	7,493	(167)	7,520	(167)
Municipal securities	593	(7)	1,867	(31)	2,460	(38)
Asset-backed securities	56	(1)	153	(2)	209	(3)
Total temporarily impaired securities	$676	$(8)	$9,513	$(200)	$10,189	$(208)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$—	$—	$1,283	$(23)	$1,283	$(23)
Residential MBS	—	—	1,464	(15)	1,464	(15)
Commercial MBS	—	—	4,049	(130)	4,049	(130)
Other agencies	6	—	279	(4)	285	(4)
Total federal agency and other agency securities	6	—	7,075	(172)	7,081	(172)
Municipal securities	—	—	4	—	4	—
Total temporarily impaired securities	$6	$—	$7,079	$(172)	$7,085	$(172)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Available-for-sale securities:
Federal agencies:
Residential CMO	$425	$(3)	$5,943	$(198)	$6,368	$(201)
Residential MBS	259	(6)	319	(9)	578	(15)
Commercial MBS	10	—	1,573	(58)	1,583	(58)
Other agencies	—	—	124	(2)	124	(2)
Total federal agency and other agency securities	694	(9)	7,959	(267)	8,653	(276)
Municipal securities	1,425	(24)	1,602	(54)	3,027	(78)
Asset-backed securities	95	(2)	117	(2)	212	(4)
Corporate debt	40	—	1	(1)	41	(1)
Total temporarily impaired securities	$2,254	$(35)	$9,679	$(324)	$11,933	$(359)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$12	$—	$2,004	$(47)	$2,016	$(47)
Residential MBS	16	—	1,457	(42)	1,473	(42)
Commercial MBS	—	—	4,041	(186)	4,041	(186)
Other agencies	113	(2)	205	(4)	318	(6)
Total federal agency and other agency securities	141	(2)	7,707	(279)	7,848	(281)
Municipal securities	—	—	4	—	4	—
Total temporarily impaired securities	$141	$(2)	$7,711	$(279)	$7,852	$(281)
At March 31, 2019 and December 31, 2018, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.6 billion and $4.5 billion, respectively. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2019 or December 31, 2018.
Security Impairment
Huntington evaluates the securities portfolio for impairment on a quarterly basis. As of March 31, 2019, the Company has evaluated available-for-sale and held-to-maturity securities with gross unrealized losses for impairment and concluded no OTTI is required.
Other securities that are carried at cost are reviewed for impairment on a quarterly basis, with valuation adjustments recognized in other noninterest income. As of March 31, 2019, the Company concluded no impairment is required.

5. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Residential mortgage loans sold with servicing retained	$833	$843
Pretax gains resulting from above loan sales (1)	12	21

(1)	Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the amortization method for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Carrying value, beginning of period	$211	$191
New servicing assets created	9	10
Impairment recovery (charge)	(9)	7
Amortization	(9)	(8)
Carrying value, end of period	$202	$200
Fair value, end of period	$202	$205
Weighted-average life (years)	6.1	7.0
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
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at March 31, 2019, and December 31, 2018 follows:

	March 31, 2019				December 31, 2018
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.40%		$(6)	$(12)	9.40%		$(6)	$(12)
Spread over forward interest rate swap rates	886	bps	(7)	(13)	934	bps	(7)	(13)
Additionally, at March 31, 2019 and 2018, Huntington held MSRs recorded using the fair value method of $10 million and $12 million, respectively. The change in fair value representing time decay, payoffs and changes in valuation inputs and assumptions for the three-month periods ended March 31, 2019 and 2018 was less than $1 million and $1 million, respectively.
Total servicing, late fees and other ancillary fees included in mortgage banking income was $15 million and $15 million for the three-month periods ended March 31, 2019 and 2018, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $21.3 billion and $21.0 billion at March 31, 2019 and December 31, 2018, respectively.
6. OPERATING LEASES
At March 31, 2019, Huntington and its subsidiaries were obligated under noncancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options). Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

Occasionally, Huntington will sublease the land and buildings for which it has obtained the right to use; substantially all of those sublease arrangements are classified as operating, with sublease income recognized on a straight-line basis over the contractual term of the arrangement. Huntington has elected not to include non-lease components in the measurement of right-of-use assets, and as such allocates the costs attributable to such components, where those costs are not separately identifiable, via per-square-foot costing analysis developed by the entity for owned and leased spaces. Huntington uses a portfolio approach to develop discount rates as its lease portfolio is comprised of substantially all branch space and office space used in the entity’s operations. That rate, an input used in the measurement of the entity’s right-of-use assets, leverages an incremental borrowing rate of appropriate tenor and collateralization.
Net lease assets and liabilities at March 31, 2019 are as follows:

(dollar amounts in millions)	Classification	March 31, 2019
Assets
Operating lease assets	Other assets	$203
Liabilities
Lease liabilities	Other liabilities	$228
Net lease cost for the three months ended March 31, 2019 is as follows:

(dollar amounts in millions)	Classification	Three Months Ended March 31, 2019
Operating lease cost	Net occupancy	$11
Sublease income	Net occupancy	(1)
Net lease cost		$10
Maturity of lease liabilities at March 31, 2019 are as follows:

(dollar amounts in millions)	Total
2019	$36
2020	50
2021	36
2022	31
2023	26
Thereafter	93
Total lease payments	$272
Less: Interest	(44)
Total	$228
Lease term and discount rate as of March 31, 2019 are as follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.3

Weighted-average discount rate
Operating leases	4.73%

Cash flow supplemental information at March 31, 2019 are as follows:

(dollar amounts in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14

Right-of-use assets obtained in exchange for lease obligations
Operating leases	1

7. LONG-TERM DEBT
In January 2019, the Bank issued $300 million of senior notes at 100% of face value. The senior notes mature on February 5, 2021 and do not have a fixed coupon rate. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
In February 2019, the Bank issued $500 million of senior notes at 99.909% of face value. The senior notes mature on April 1, 2022 and have a fixed coupon rate of 3.125%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
8. OTHER COMPREHENSIVE INCOME
The components of Huntington's OCI for the three-month periods ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31, 2019
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$184	$(41)	$143
Less: Reclassification adjustment for realized net losses (gains) included in net income	4	(1)	3
Net change in unrealized holding gains (losses) on available-for-sale securities	188	(42)	146
Net change in fair value on cash flow hedges	8	(1)	7
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$197	$(43)	$154

	Three Months Ended March 31, 2018
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(206)	$45	$(161)
Less: Reclassification adjustment for realized net losses (gains) included in net income	15	(3)	12
Net change in unrealized gains (losses) on available-for-sale securities	(191)	42	(149)
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$(190)	$42	$(148)

Activity in accumulated OCI for the three-month periods ended March 31, 2019 and 2018, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three Months Ended March 31, 2019
Balance, beginning of period	$(363)	$—	$(246)	$(609)
Other comprehensive income before reclassifications	143	7	—	150
Amounts reclassified from accumulated OCI to earnings	3	—	1	4
Period change	146	7	1	154
Balance, end of period	$(217)	$7	$(245)	$(455)

Three Months Ended March 31, 2018
Balance, beginning of period	$(278)	$—	$(250)	$(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)			(1)
Other comprehensive income before reclassifications	(161)	—	—	(161)
Amounts reclassified from accumulated OCI to earnings	12	—	1	13
Period change	(149)	—	1	(148)
Balance, end of period	$(428)	$—	$(249)	$(677)

(1)
AOCI amounts at March 31, 2019, December 31, 2018 and March 31, 2018 include $134 million, $137 million and $147 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2019 and 2018:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in millions)	March 31, 2019	March 31, 2018
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(4)	$(3)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	—	(12)	Noninterest income - net gains (losses) on sale of securities
Total before tax	(4)	(15)
Tax (expense) benefit	1	3
Net of tax	$(3)	$(12)
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(2)	$2	Noninterest income
Net periodic benefit costs	1	(1)	Noninterest income
Total before tax	(1)	1
Tax (expense) benefit	—	—
Net of tax	$(1)	$1

9. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, and distributions from deferred compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
The 2018 total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(dollar amounts in millions, except per data, share count in thousands)	2019	2018
Basic earnings per common share:
Net income	$358	$326
Preferred stock dividends	(19)	(12)
Net income available to common shareholders	$339	$314
Average common shares issued and outstanding	1,046,995	1,083,836
Basic earnings per common share	$0.32	$0.29
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	14,807	19,858
Shares held in deferred compensation plans	3,836	3,228
Dilutive impact of Preferred Stock	—	17,856
Dilutive potential common shares	18,643	40,942
Total diluted average common shares issued and outstanding	1,065,638	1,124,778
Diluted earnings per common share	$0.32	$0.28
There were approximately 4.0 million and 0.1 million of options to purchase shares of common stock not included in the computation of diluted earnings per share because the effect would be antidilutive for the three-month periods ended March 31, 2019 and 2018, respectively.

10. NONINTEREST INCOME
Huntington earns a variety of revenue including interest and fees from customers as well as revenues from non-customers. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income. These revenues are included within various sections of the Unaudited Condensed Consolidated Financial Statements. The following table shows Huntington’s total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP Topics.

(dollar amounts in millions)	Three Months Ended March 31,
	2019	2018
Noninterest income
Noninterest income from contracts with customers	$222	$214
Noninterest income within the scope of other GAAP topics	97	100
Total noninterest income	$319	$314
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 15 "Segment Reporting".

	Three Months Ended March 31, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$69	$16	$1	$1	$—	$87
Card and payment processing income	50	3	—	—	—	53
Trust and investment management services	8	—	—	35	1	44
Insurance income	8	2	—	11	—	21
Other income	8	5	1	3	—	17
Net revenue from contracts with customers	$143	$26	$2	$50	$1	$222
Noninterest income within the scope of other GAAP topics	31	50	—	1	15	97
Total noninterest income	$174	$76	$2	$51	$16	$319

	Three Months Ended March 31, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$68	$16	$1	$1	$—	$86
Cards and payment processing income	47	2	—	—	—	49
Trust and investment management services	7	1	—	36	—	44
Insurance income	8	1	—	11	1	21
Other Income	10	—	1	3	—	14
Net revenue from contracts with customers	$140	$20	$2	$51	$1	$214
Noninterest income within the scope of other GAAP topics	35	51	1	—	13	100
Total noninterest income	$175	$71	$3	$51	$14	$314
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2019 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended March 31, 2019 was determined to be immaterial.

11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 17 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2019 and 2018.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Federal agencies: Other agencies	$—	$2	$—	$—	$2
Municipal securities	—	86	—	—	86
Other securities	77	1	—	—	78
	77	89	—	—	166
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	7,010	—	—	7,010
Residential MBS	—	1,373	—	—	1,373
Commercial MBS	—	1,553	—	—	1,553
Other agencies	—	118	—	—	118
Municipal securities	—	281	3,237	—	3,518
Asset-backed securities	—	349	—	—	349
Corporate debt	—	52	—	—	52
Other securities/sovereign debt	—	4	—	—	4
	5	10,740	3,237	—	13,982
Other securities	23	—	—	—	23
Loans held for sale	—	523	—	—	523
Loans held for investment	—	50	29	—	79
MSRs	—	—	10	—	10
Derivative assets	1	513	8	(259)	263
Liabilities
Derivative liabilities	8	360	3	(284)	87

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	1	27	—	—	28
Other securities	$77	$—	$—	$—	$77
	78	27	—	—	105
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,999	—	—	6,999
Residential MBS	—	1,255	—	—	1,255
Commercial MBS	—	1,583	—	—	1,583
Other agencies	—	126	—	—	126
Municipal securities	—	275	3,165	—	3,440
Asset-backed securities	—	315	—	—	315
Corporate debt	—	53	—	—	53
Other securities/sovereign debt	—	4	—	—	4
	5	10,610	3,165	—	13,780
Other securities	22	—	—	—	22
Loans held for sale	—	613	—	—	613
Loans held for investment	—	49	30	—	79
MSRs	—	—	10	—	10
Derivative assets	21	474	5	(291)	209
Liabilities
Derivative liabilities	11	390	3	(217)	187

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2019 and 2018, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended March 31, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$10	$2	$3,165	$30
Transfers out of Level 3 (1)	—	(9)	—	—
Total gains/losses for the period:
Included in earnings	—	12	1	—
Included in OCI	—	—	43	—
Purchases/originations	—	—	81	—
Sales	—	—	—	—
Repayments	—	—	—	(1)
Settlements	—	—	(53)	—
Closing balance	$10	$5	$3,237	$29
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$2	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$43	$—

	Level 3 Fair Value Measurements Three Months Ended March 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers out of Level 3 (1)	—	(5)	—	—	—
Total gains/losses for the period:
Included in earnings	1	6	(1)	(2)	—
Included in OCI	—	—	(28)	11	—
Purchases/originations	—	—	193	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(1)
Settlements	—	—	(101)	—	—
Closing balance	$12	$—	$3,230	$—	$37
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$1	$—	$—	$—	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2019 and 2018:

	Level 3 Fair Value Measurements Three Months Ended March 31, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$—	$12	$—	$—
Securities gains (losses)	—	—	—	—
Interest and fee income	—	—	1	—
Total	$—	$12	$1	$—

	Level 3 Fair Value Measurements Three Months Ended March 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income	$1	$6	$—	$—	$—
Securities gains (losses)	—	—	—	(2)	—
Other expense	—	—	(1)	—	—
Total	$1	$6	$(1)	$(2)	$—

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2019
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$523	$506	$17	$—	$—	$—
Loans held for investment	79	86	(7)	6	7	(1)

	December 31, 2018
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$613	$594	$19	$—	$—	$—
Loans held for investment	79	87	(8)	6	7	(1)
The following tables present the net gains (losses) from fair value changes for the three-month periods ended March 31, 2019 and 2018.

	Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended March 31,
Assets	2019	2018
Loans held for sale (1)	$(2)	$(2)
Loans held for investment	—	—

(1)	The net gains (losses) from fair value changes are included in Mortgage banking income on the Unaudited Condensed Consolidated Statements of Income.
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
The amounts measured at fair value on a nonrecurring basis at March 31, 2019 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three Months Ended March 31, 2019
Impaired loans	49	—	—	49	—
Other real estate owned	6	—	—	6	(4)
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
The appraisals supporting the fair value of the collateral to recognize loan impairment or unrealized loss on other real estate owned properties may not have been obtained as of March 31, 2019.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2019
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$10	Discounted cash flow	Constant prepayment rate	6%	-	27%	8%
			Spread over forward interest rate swap rates	5%	-	11%	9%
Derivative assets	8	Consensus Pricing	Net market price	(3)%	-	11%	3%
			Estimated Pull through %	2%	-	100%	88%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				163%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				3%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,237	Discounted cash flow	Discount rate	3%	-	3%	3%
			Cumulative default	0%	-	39%	3%
			Loss given default	5%	-	90%	24%
Loans held for investment	29	Discounted cash flow	Discount rate	7%	-	8%	8%
			Constant prepayment rate	8%	-	12%	9%
Measured at fair value on a nonrecurring basis:
Impaired loans	49	Appraisal value	NA				NA
Other real estate owned	6	Appraisal value	NA				NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$10	Discounted cash flow	Constant prepayment rate	6%	-	54%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	5	Consensus Pricing	Net market price	(5)%	-	23%	2%
			Estimated Pull through %	1%	-	100%	92%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				163%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				4%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,165	Discounted cash flow	Discount rate	4%	-	4%	4%
			Cumulative default	0%	-	39%	3%
			Loss given default	5%	-	90%	25%
Loans held for investment	30	Discounted cash flow	Discount rate	7%	-	9%	9%
			Constant prepayment rate	9%	-	9%	9%
Measured at fair value on a nonrecurring basis:
Impaired loans	33	Appraisal value	NA				NA
Other real estate owned	20	Appraisal value	NA				NA
Loans held for sale	121	Discounted cash flow	Discount rate	5%		6%	5%
	24	Appraisal value	NA				N/A

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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,483	$—	$—	$1,483	$1,483
Trading account securities	—	—	166	166	166
Available-for-sale securities	—	—	13,982	13,982	13,982
Held-to-maturity securities	8,747	—	—	8,747	8,591
Other securities	463	—	23	486	486
Loans held for sale	—	170	523	693	696
Net loans and leases (1)	74,236	—	79	74,315	74,160
Derivatives	—	—	263	263	263
Financial Liabilities
Deposits	82,155	—	—	82,155	82,130
Short-term borrowings	2,862	—	—	2,862	2,862
Long-term debt	9,400	—	—	9,400	9,610
Derivatives	—	—	87	87	87

	December 31, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$2,725	$—	$—	$2,725	$2,725
Trading account securities	—	—	105	105	105
Available-for-sale securities	—	—	13,780	13,780	13,780
Held-to-maturity securities	8,565	—	—	8,565	8,286
Other securities	543	—	22	565	565
Loans held for sale	—	191	613	804	806
Net loans and leases (1)	74,049	—	79	74,128	73,668
Derivatives	—	—	209	209	209
Financial Liabilities
Deposits	84,774	—	—	84,774	84,731
Short-term borrowings	2,017	—	—	2,017	2,017
Long-term debt	8,625	—	—	8,625	8,718
Derivatives	—	—	187	187	187

(1)	Includes collateral-dependent loans measured for impairment.
The following table presents the level in the fair value hierarchy for the estimated fair values at March 31, 2019 and December 31, 2018:

	Estimated Fair Value Measurements at Reporting Date Using			March 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$77	$89	$—	$166
Available-for-sale securities	5	10,740	3,237	13,982
Held-to-maturity securities	—	8,591	—	8,591
Other securities (1)	23	—	—	23
Loans held for sale	—	523	173	696
Net loans and direct financing leases	—	50	74,110	74,160
Financial Liabilities
Deposits	—	74,859	7,271	82,130
Short-term borrowings	2	—	2,860	2,862
Long-term debt	—	9,016	594	9,610

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$78	$27	$—	$105
Available-for-sale securities	5	10,610	3,165	13,780
Held-to-maturity securities	—	8,286	—	8,286
Other securities (1)	22	—	—	22
Loans held for sale	—	613	193	806
Net loans and direct financing leases	—	49	73,619	73,668
Financial Liabilities
Deposits	—	76,922	7,809	84,731
Short-term borrowings	1	—	2,016	2,017
Long-term debt	—	8,158	560	8,718

(1)	Excludes securities without readily determinable fair values.
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
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded in the Unaudited Condensed Consolidated Balance Sheets as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.
Derivative financial instruments can be designated as accounting hedges under GAAP. Designating a derivative as an accounting hedge allows Huntington to recognize gains and losses on the hedging instruments in same income statement line item where the gains and losses on the hedged item are recognized. Gains and losses on derivatives that are not designated to an effective hedge relationship under GAAP immediately impact earnings within the period they occur.
The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	March 31, 2019		December 31, 2018
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$95	$30	$44	$42
Derivatives not designated as Hedging Instruments
Interest rate contracts	276	188	261	165
Foreign exchange contracts	18	16	23	19
Commodities contracts	133	131	172	168
Equity contracts	—	6	—	10
Total Contracts	$522	$371	$500	$404

The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31,
(dollar amounts in millions)		2019	2018
Interest rate contracts:
Customer	Capital markets fees	$10	$7
Mortgage Banking	Mortgage banking income	12	(8)
Foreign exchange contracts	Capital markets fees	8	6
Commodities contracts	Capital markets fees	(6)	2
Equity contracts	Other noninterest expense	(1)	(1)
Total		$23	$6
Derivatives used in asset and liability management activities
Huntington engages in balance sheet hedging activity, principally for asset liability management purposes, to convert fixed rate assets or liabilities into floating rate or vice versa. Balance sheet hedging activity is generally arranged to receive hedge accounting treatment that can be classified as either fair value or cash flow hedges. Fair value hedges are executed to convert fixed rate liabilities to floating rate. Cash flow hedges are used to convert floating rate assets into fixed rate assets.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments.

	March 31, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Loans	$—	$2,750	$—	$2,750
Investment securities	—	12	—	12
Long-term debt	5,790	—	—	5,790
Unassigned (1)	—	—	1,000	1,000
Total notional value at March 31, 2019	$5,790	$2,762	$1,000	$9,552

		December 31, 2018
(dollar amounts in millions)		Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities		$—	$12	$12
Long-term debt		4,865	—	4,865
Total notional value at December 31, 2018		$4,865	$12	$4,877

(1)
Huntington purchased $1.0 billion of interest rate floors in the first quarter to economically hedge the impact of potential interest rate decreases. These contracts will be measured at fair value with changes in fair value recognized in other noninterest income.

The following table presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at March 31, 2019 and December 31, 2018.

	March 31, 2019
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.0	$—	2.20%	2.48%
Liability conversion swaps
Receive fixed—generic	5,790	2.5	53	2.24	2.54
Total swap portfolio at March 31, 2019	$5,802	2.5	$53	2.24%	2.54%

	March 31, 2019

(dollar amounts in millions)	Notional Value		Average Maturity (years)		Fair Value
Purchased floors
Purchased interest rate floors	$3,750		1.8		$12
Total floors portfolio at March 31, 2019	$3,750		1.8		$12

	December 31, 2018
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.2	$—	2.20%	2.46%
Liability conversion swaps
Receive fixed—generic	$4,865	2.6	$2	2.24%	2.54%
Total swap portfolio at December 31, 2018	$4,877	2.6	$2	2.24%	2.54%
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. With the exception of $1.0 billion of interest rate floors that are economically hedging interest rate decreases, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $(14) million and $1 million for the three-month periods ended March 31, 2019, and 2018, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Interest rate contracts
Change in fair value of interest rate swaps hedging long-term debt (1)	$41	$(68)
Change in fair value of hedged long term debt (1)	(41)	71

(1)	Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.

As of March 31, 2019 and December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Long-term debt	$6,498	$4,845	$29	$(12)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(119) million and $(127) million at March 31, 2019 and December 31, 2018, respectively.
Cash Flow Hedges
During the first quarter of 2019, Huntington purchased $2.8 billion of interest rate floors and designated them as cash flow hedges for variable rate commercial loans indexed to LIBOR. These interest rate floors will reduce the potential adverse effect of interest rate decreases on future interest income. Huntington will receive interest payments when the interest rate indexed to LIBOR falls below the strike price mentioned in the contracts. The contracts are measured at fair value with any change in fair value related to intrinsic value recognized in OCI and reclassified into earnings when the cash flows related to the hedged item impact earnings. Any change in fair value related to time value is recognized in OCI. The initial premium paid for these contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The premium is amortized on straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and losses on derivatives instruments related to loans and investment securities are recorded in interest income and interest expense, respectively.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington's mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. The net asset (liability) position of these derivatives at March 31, 2019 and December 31, 2018 are less than one million and $(4) million, respectively. At March 31, 2019 and December 31, 2018, Huntington had commitments to sell residential real estate loans of $0.9 billion and $0.8 billion, respectively. These contracts mature in less than 1 year.
MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, interest rate swaps, and options on interest rate swaps.
The notional value of the derivative financial instruments, corresponding trading assets and liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Notional Value	$650	$—
Trading Assets	4	—
Trading Liabilities	1	—

	Three months ended March 31,
(dollar amounts in millions)	2019	2018
Trading gains (losses)	$7	$—
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both March 31, 2019 and December 31, 2018, were $82 million and $92 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $28 billion and $26 billion at March 31, 2019 and December 31, 2018, respectively. Huntington’s credit risk from customer derivatives was $237 million and $132 million at the same dates, respectively.
Visa®-related Swaps
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. In connection with the FirstMerit acquisition, Huntington acquired an additional Visa® related swap agreement. At March 31, 2019, the combined fair value of the swap liabilities of $3 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
Financial assets and liabilities that are offset in the Unaudited Condensed Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 11 "Fair Values of Assets and Liabilities".
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
At March 31, 2019 and December 31, 2018, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $21 million and $37 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At March 31, 2019, Huntington pledged $80 million of investment securities and cash collateral to counterparties, while other counterparties pledged $76 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
March 31, 2019	Derivatives	$522	$(259)	$263	$(4)	$(21)	$238
December 31, 2018	Derivatives	500	(291)	209	(4)	(53)	152

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral received	Net amount
March 31, 2019	Derivatives	$371	$(284)	$87	$—	$(15)	$72
December 31, 2018	Derivatives	404	(217)	187	—	(12)	175
13. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2019, and December 31, 2018:

	March 31, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	685	314	685
Other Investments	150	59	150
Total	$849	$625	$835

	December 31, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	708	357	708
Other Investments	126	53	126
Total	$848	$662	$834
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

A list of trust preferred securities outstanding at March 31, 2019 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	3.29%	(2)	$70	$6
Huntington Capital II	3.22	(3)	32	3
Sky Financial Capital Trust III	3.99	(4)	72	2
Sky Financial Capital Trust IV	3.99	(4)	74	2
Camco Financial Trust	3.92	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at March 31, 2019, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at March 31, 2019, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at March 31, 2019, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at March 31, 2019, based on three-month LIBOR +1.33%.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2019 and December 31, 2018.

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Affordable housing tax credit investments	$1,146	$1,147
Less: amortization	(461)	(439)
Net affordable housing tax credit investments	$685	$708
Unfunded commitments	$314	$357
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollar amounts in millions)	2019	2018
Tax credits and other tax benefits recognized	$27	$23
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	22	19
There were no material sales of affordable housing tax credit investments during the three-month periods ended March 31, 2019 and 2018. There was no impairment recognized for the three-month periods ended March 31, 2019 and 2018.

Other Investments
Other investments determined to be VIE's include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, automobile securitizations and other miscellaneous investments.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2019 and December 31, 2018, were as follows:

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$17,377	$17,149
Consumer	15,129	14,974
Commercial real estate	1,302	1,188
Standby letters of credit	644	676
Commercial letters-of-credit	9	14
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $14 million and $13 million at March 31, 2019 and December 31, 2018, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 20 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $25 million at March 31, 2019 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
15. SEGMENT REPORTING
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
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. Huntington utilizes a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, if any, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
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
Huntington uses an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). In the first quarter of 2019, the Company updated its FTP methodology primarily related to the allocation of deposit funding costs. Prior period amounts presented below have been restated to reflect the new methodology.
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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s March 31, 2019, December 31, 2018, and March 31, 2018, reported results by business segment.

	Three Months Ended March 31,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2019
Net interest income	$443	$264	$94	$50	$(29)	$822
Provision (benefit) for credit losses	17	43	9	(2)	—	67
Noninterest income	174	76	2	51	16	319
Noninterest expense	401	142	38	64	8	653
Provision (benefit) for income taxes	42	32	10	8	(29)	63
Net income (loss)	$157	$123	$39	$31	$8	$358
2018
Net interest income	$446	$276	$99	$57	$(108)	$770
Provision (benefit) for credit losses	32	21	14	(1)	—	66
Noninterest income	175	71	3	51	14	314
Noninterest expense	412	118	34	57	12	633
Provision (benefit) for income taxes	37	44	11	11	(44)	59
Net income (loss)	$140	$164	$43	$41	$(62)	$326

	Assets at		Deposits at
(dollar amounts in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Consumer & Business Banking	$25,334	$27,486	$52,354	$50,300
Commercial Banking	33,749	34,818	20,543	23,185
Vehicle Finance	19,263	19,435	327	346
RBHPCG	6,259	6,540	5,959	6,809
Treasury / Other	23,598	20,502	2,972	4,134
Total	$108,203	$108,781	$82,155	$84,774

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2018 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 14 "Commitments and Contingent Liabilities" of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption "Litigation and Regulatory Matters" and is incorporated into this Item by reference.
Item 1A: Risk Factors
Information required by this item is set forth in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 to January 31, 2019	—	$—	$177,010,035
February 1, 2019 to February 28, 2019	208,980	14.37	174,007,032
March 1, 2019 to March 31, 2019	1,623,912	13.54	152,012,237
Total	1,832,892	$13.64	$152,012,237

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.

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
On July 17, 2018, the Board authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter. During the 2019 first quarter, Huntington repurchased a total of 1.8 million shares at a weighted average share price of $13.64.

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

10.1	Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018	001-34073	10.4
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101
**The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2019, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 29, 2019	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2019	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer (Principal Financial Officer)