Form 10-Q
period 2019-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2019-07-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	1-34073	31-0724920
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
Registrant's address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act

Title of class	Trading Symbol(s)	Name of exchange on which registered
5.875% Series C Non-Cumulative, perpetual preferred stock	HBANN	NASDAQ
6.250% Series D Non-Cumulative, perpetual preferred stock	HBANO	NASDAQ
Common Stock—Par Value $0.01 per Share	HBAN	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,037,841,268 shares of the Registrant’s common stock ($0.01 par value) outstanding on June 30, 2019.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CECL	Current Expected Credit Loss
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PCD	Purchased-Credit-Deteriorated

RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Our 868 full-service branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, and West Virginia. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
EXECUTIVE OVERVIEW
Summary of 2019 Second Quarter Results Compared to 2018 Second Quarter
For the quarter, we reported net income of $364 million, or $0.33 per common share, compared with $355 million, or $0.30 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent net interest income was $819 million, up $28 million, or 4%. This reflected the benefit from the $2.8 billion, or 3%, increase in average earning assets coupled with a 2 basis point increase in the FTE net interest margin to 3.31%.
The provision for credit losses increased $3 million year-over-year to $59 million in the 2019 second quarter. Net charge-offs increased $20 million to $48 million, centered in the commercial portfolio, as consumer losses were relatively consistent. NCOs represented an annualized 0.25% of average loans and leases in the current quarter, up from 0.16% in the year-ago quarter.
Non-interest income was $374 million, up $38 million, or 11%, from the year ago quarter. Other income increased $19 million, or 48%, as a result of the gain on the sale of the Wisconsin retail branches and a mark-to-market adjustment on economic hedges. Capital markets fees increased $8 million, or 31%, driven by increased underwriting activity primarily associated with the Hutchinson, Shockey, Erley & Co. acquisition. Card and payment processing income increased $7 million, or 13%, primarily due to continued household and business activity growth. Mortgage banking income increased $6 million, or 21%, primarily reflecting higher overall salable spreads.
Non-interest expense was $700 million, up $48 million, or 7%, from the year-ago quarter. Personnel costs increased $32 million, or 8%, primarily reflecting the implementation of annual merit increases in the 2019 second quarter, increased incentive compensation and strategic hiring. Outside data processing and other services increased $20 million, or 29%, primarily driven by higher technology investment costs. Other expense increased $12 million, or 24%, primarily as a result of a Columbus Foundation donation in the 2019 second quarter and the impact of the new lease accounting standard on personal property tax expense. Deposit and other insurance expense decreased $10 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Marketing decreased $7 million, or 39%, reflecting the timing of marketing campaigns and deposit promotions. Additionally, included in total noninterest expense during the quarter was transaction-related expense associated with the sale of the Wisconsin retail branches.

The tangible common equity to tangible assets ratio was 7.80% at June 30, 2019, up 2 basis points from a year ago. Common Equity Tier 1 risk-based capital ratio was 9.88%, down from 10.53% a year ago. The regulatory Tier 1 risk-based capital ratio was 11.28% compared to 11.99% at June 30, 2018. All capital ratios were impacted by the repurchase of 71.8 million common shares over the last four quarters. We completed the 2018 capital plan's share repurchase authorization with the repurchase of $152 million of common stock during the 2019 second quarter at an average cost of $13.40 per share.
Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
Economy
The underlying economic fundamentals in our footprint continue to reflect a favorable outlook for both consumers and businesses. Our business customers remain positive yet continue to experience a tight labor market. Our loan pipelines remain steady as competition for loans and deposits is rational. Our credit metrics remain strong. We do not foresee a recession in the near term; however, our core earnings power, strong capital, aggregate moderate-to-low risk appetite, and long-term strategic alignment position us to withstand economic headwinds, including changes in the interest rate outlook.
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

Table 1 - Selected Quarterly Income Statement Data

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollar amounts in millions, share amounts in thousands)	2019	2019	2018	2018	2018
Interest income	$1,068	$1,070	$1,056	$1,007	$972
Interest expense	256	248	223	205	188
Net interest income	812	822	833	802	784
Provision for credit losses	59	67	60	53	56
Net interest income after provision for credit losses	753	755	773	749	728
Service charges on deposit accounts	92	87	94	93	91
Card and payment processing income	63	56	58	57	56
Trust and investment management services	43	44	42	43	42
Mortgage banking income	34	21	23	31	28
Capital markets fees	34	22	34	26	26
Insurance income	23	21	21	19	21
Bank owned life insurance income	15	16	16	19	17
Gain on sale of loans and leases	13	13	16	16	15
Securities gains (losses)	(2)	—	(19)	(2)	—
Other income	59	39	44	40	40
Total noninterest income	374	319	329	342	336
Personnel costs	428	394	399	388	396
Outside data processing and other services	89	81	83	69	69
Net occupancy	38	42	70	38	35
Equipment	40	40	48	38	38
Deposit and other insurance expense	8	8	9	18	18
Professional services	12	12	17	17	15
Marketing	11	7	15	12	18
Amortization of intangibles	12	13	13	13	13
Other expense	62	56	57	58	50
Total noninterest expense	700	653	711	651	652
Income before income taxes	427	421	391	440	412
Provision for income taxes	63	63	57	62	57
Net income	364	358	334	378	355
Dividends on preferred shares	18	19	19	18	21
Net income applicable to common shares	$346	$339	$315	$360	$334

Average common shares—basic	1,044,802	1,046,995	1,054,460	1,084,536	1,103,337
Average common shares—diluted	1,060,280	1,065,638	1,073,055	1,103,740	1,122,612
Net income per common share—basic	$0.33	$0.32	$0.30	$0.33	$0.30
Net income per common share—diluted	0.33	0.32	0.29	0.33	0.30
Return on average total assets	1.36%	1.35%	1.25%	1.42%	1.36%
Return on average common shareholders’ equity	13.5	13.8	12.9	14.3	13.2
Return on average tangible common shareholders’ equity (1)	17.7	18.3	17.3	19.0	17.6
Net interest margin (2)	3.31	3.39	3.41	3.32	3.29
Efficiency ratio (3)	57.6	55.8	58.7	55.3	56.6
Effective tax rate	14.6	15.0	14.6	14.1	13.8

Revenue—FTE
Net interest income	$812	$822	$833	$802	$784
FTE adjustment	7	7	8	8	7
Net interest income (2)	819	829	841	810	791
Noninterest income	374	319	329	342	336
Total revenue (2)	$1,193	$1,148	$1,170	$1,152	$1,127

Table 2 - Selected Year to Date Income Statements

	Six Months Ended June 30,		Change
(dollar amounts in millions, except per share amounts)	2019	2018	Amount	Percent
Interest income	$2,138	$1,886	$252	13%
Interest expense	504	332	172	52
Net interest income	1,634	1,554	80	5
Provision for credit losses	126	122	4	3
Net interest income after provision for credit losses	1,508	1,432	76	5
Service charges on deposit accounts	179	177	2	1
Card and payment processing income	119	109	10	9
Trust and investment management services	87	86	1	1
Mortgage banking income	55	54	1	2
Capital markets fees	56	47	9	19
Insurance income	44	42	2	5
Bank owned life insurance income	31	32	(1)	(3)
Gain on sale of loans and leases	26	23	3	13
Securities gains (losses)	(2)	—	(2)	(100)
Other income	98	80	18	23
Total noninterest income	693	650	43	7
Personnel costs	822	772	50	6
Outside data processing and other services	170	142	28	20
Equipment	80	78	2	3
Net occupancy	80	76	4	5
Professional services	24	26	(2)	(8)
Marketing	18	26	(8)	(31)
Deposit and other insurance expense	16	36	(20)	(56)
Amortization of intangibles	25	27	(2)	(7)
Other expense	118	102	16	16
Total noninterest expense	1,353	1,285	68	5
Income before income taxes	848	797	51	6
Provision for income taxes	126	116	10	9
Net income	722	681	41	6
Dividends declared on preferred shares	37	33	4	12
Net income applicable to common shares	$685	$648	$37	6%

Average common shares—basic	1,045,899	1,093,587	(47,688)	(4)%
Average common shares—diluted	1,062,959	1,123,646	(60,687)	(5)
Net income per common share—basic	$0.66	$0.59	$0.07	12
Net income per common share—diluted	0.64	0.58	0.06	10

Revenue—FTE
Net interest income	$1,634	$1,554	$80	5%
FTE adjustment	14	14	—	—
Net interest income (2)	1,648	1,568	80	5
Noninterest income	693	650	43	7
Total revenue (2)	$2,341	$2,218	$123	6%

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

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended					Change
	June 30,	March 31,	December 31,	September 30,	June 30,	2Q19 vs. 2Q18
(dollar amounts in millions)	2019	2019	2018	2018	2018	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	$518	$501	$483	$—	$—	$518	100%
Interest-bearing deposits in banks	135	109	97	83	84	51	61
Securities:
Trading account securities	161	138	131	82	82	79	96
Available-for-sale securities:
Taxable	10,501	10,752	10,351	10,469	10,832	(331)	(3)
Tax-exempt	2,970	3,048	3,176	3,496	3,554	(584)	(16)
Total available-for-sale securities	13,471	13,800	13,527	13,965	14,386	(915)	(6)
Held-to-maturity securities—taxable	8,771	8,653	8,433	8,560	8,706	65	1
Other securities	466	536	565	567	599	(133)	(22)
Total securities	22,869	23,127	22,656	23,174	23,773	(904)	(4)
Loans held for sale	734	700	694	745	619	115	19
Loans and leases: (4)
Commercial:
Commercial and industrial	30,644	30,546	29,557	28,870	28,863	1,781	6
Commercial real estate:
Construction	1,168	1,174	1,138	1,132	1,126	42	4
Commercial	5,732	5,686	5,806	6,019	6,233	(501)	(8)
Commercial real estate	6,900	6,860	6,944	7,151	7,359	(459)	(6)
Total commercial	37,544	37,406	36,501	36,021	36,222	1,322	4
Consumer:
Automobile	12,219	12,361	12,423	12,368	12,271	(52)	—
Home equity	9,482	9,641	9,817	9,873	9,941	(459)	(5)
Residential mortgage	11,010	10,787	10,574	10,236	9,624	1,386	14
RV and marine	3,413	3,296	3,216	3,016	2,667	746	28
Other consumer	1,264	1,284	1,291	1,237	1,162	102	9
Total consumer	37,388	37,369	37,321	36,730	35,665	1,723	5
Total loans and leases	74,932	74,775	73,822	72,751	71,887	3,045	4
Allowance for loan and lease losses	(778)	(780)	(777)	(759)	(742)	(36)	(5)
Net loans and leases	74,154	73,995	73,045	71,992	71,145	3,009	4
Total earning assets	99,188	99,212	97,752	96,753	96,363	2,825	3
Cash and due from banks	835	853	909	1,330	1,283	(448)	(35)
Intangible assets	2,252	2,265	2,288	2,305	2,318	(66)	(3)
All other assets	5,982	5,961	5,705	5,726	5,599	383	7
Total assets	$107,479	$107,511	$105,877	$105,355	$104,821	$2,658	3%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$19,693	$19,770	19,860	$19,553	$19,121	$572	3%
Money market deposits	23,305	22,935	22,595	21,547	20,943	2,362	11
Savings and other domestic deposits	10,105	10,338	10,534	11,434	11,146	(1,041)	(9)
Core certificates of deposit (5)	5,860	6,052	5,705	4,916	3,794	2,066	54
Other domestic time deposits of $250,000 or more	310	335	346	285	243	67	28
Brokered deposits and negotiable CDs	2,685	3,404	3,507	3,533	3,661	(976)	(27)
Total interest-bearing deposits	61,958	62,834	62,547	61,268	58,908	3,050	5
Short-term borrowings	3,166	2,320	1,006	1,732	3,082	84	3
Long-term debt	8,914	8,979	8,871	8,915	9,225	(311)	(3)
Total interest-bearing liabilities	74,038	74,133	72,424	71,915	71,215	2,823	4
Demand deposits—noninterest-bearing	19,760	19,938	20,384	20,230	20,382	(622)	(3)
All other liabilities	2,206	2,284	2,180	2,054	1,891	315	17
Shareholders’ equity	11,475	11,156	10,889	11,156	11,333	142	1
Total liabilities and shareholders’ equity	$107,479	$107,511	$105,877	$105,355	$104,821	$2,658	3%

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (3)
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Fully-taxable equivalent basis (1)	2019	2019	2018	2018	2018
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	2.38%	2.40%	2.33%	—%	—%
Interest-bearing deposits in banks	2.08	1.75	1.97	1.95	1.95
Securities:
Trading account securities	1.92	2.03	1.94	0.26	0.23
Available-for-sale securities:
Taxable	2.73	2.82	2.71	2.61	2.63
Tax-exempt	3.66	3.69	4.12	3.53	3.35
Total available-for-sale securities	2.94	3.01	3.04	2.84	2.81
Held-to-maturity securities—taxable	2.54	2.52	2.45	2.43	2.42
Other securities	3.44	4.51	4.24	4.58	4.58
Total securities	2.79	2.86	2.84	2.73	2.71
Loans held for sale	4.00	4.07	4.04	4.45	4.17
Loans and leases: (4)
Commercial:
Commercial and industrial	4.82	4.91	4.81	4.64	4.52
Commercial real estate:
Construction	5.59	5.58	5.47	5.31	5.26
Commercial	4.88	5.00	4.99	4.63	4.58
Commercial real estate	5.00	5.10	5.07	4.74	4.68
Total commercial	4.85	4.94	4.86	4.66	4.55
Consumer:
Automobile	4.02	3.95	3.88	3.75	3.63
Home equity	5.56	5.61	5.45	5.21	5.09
Residential mortgage	3.84	3.86	3.82	3.78	3.69
RV and marine	4.94	4.96	5.10	5.06	5.11
Other consumer	13.29	13.07	12.35	12.16	11.90
Total consumer	4.76	4.75	4.67	4.54	4.43
Total loans and leases	4.80	4.85	4.76	4.60	4.49
Total earning assets	4.35	4.40	4.32	4.16	4.07
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.58	0.56	0.48	0.45	0.38
Money market deposits	1.15	1.04	0.91	0.77	0.60
Savings and other domestic deposits	0.23	0.23	0.23	0.24	0.21
Core certificates of deposit (5)	2.15	2.11	2.00	1.82	1.56
Other domestic time deposits of $250,000 or more	1.92	1.82	1.67	1.40	1.01
Brokered deposits and negotiable CDs	2.39	2.38	2.22	1.98	1.81
Total interest-bearing deposits	0.97	0.94	0.84	0.73	0.59
Short-term borrowings	2.41	2.41	2.49	1.98	1.82
Long-term debt	3.91	3.98	3.82	3.78	3.75
Total interest-bearing liabilities	1.39	1.35	1.23	1.13	1.05
Demand deposits—noninterest-bearing	—	—	—	—	—
Net interest rate spread	2.96	3.05	3.09	3.03	3.02
Impact of noninterest-bearing funds on margin	0.35	0.34	0.32	0.29	0.27
Net interest margin	3.31%	3.39%	3.41%	3.32%	3.29%

(1)	FTE yields are calculated assuming a 21% tax rate.

(2)	Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018.

(3)	Loan and lease and deposit average yield rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(4)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(5)	Includes consumer certificates of deposit of $250,000 or more.

2019 Second Quarter versus 2018 Second Quarter
FTE net interest income for the 2019 second quarter increased $28 million, or 4%, from the 2018 second quarter. This reflected the benefit from the $2.8 billion, or 3%, increase in average earning assets coupled with a 2 basis point increase in the NIM to 3.31%. The NIM expansion reflected a 28 basis point year-over-year increase in average earning asset yields and an 8 basis point increase in the benefit from noninterest-bearing funds, partially offset by a 34 basis point increase in average interest-bearing liability costs. The increase in earning asset yields was primarily driven by higher consumer loan yields and the impact of higher LIBOR rates on commercial loan yields. The increase in average interest-bearing liability costs primarily reflects higher deposit costs. Embedded within these yields and costs, FTE net interest income during the 2019 second quarter included $13 million, or approximately 5 basis points, of purchase accounting impact compared to $19 million, or approximately 8 basis points, in the year-ago quarter.
Average earning assets for the 2019 second quarter increased $2.8 billion, or 3%, from the year-ago quarter, primarily reflecting a $3.0 billion, or 4%, increase in average loans and leases. Average C&I loans increased $1.8 billion, or 6%, reflecting growth in corporate banking, asset finance, and dealer floorplan. Average residential mortgage loans increased $1.4 billion, or 14%, driven by the successful expansion of our home lending business within our existing markets. Average RV and marine loans increased $0.7 billion, or 28%, reflecting market share increases across our markets, while maintaining our commitment to super prime originations. Held-for-sale and other earning assets increased $0.7 billion, or 97%, primarily due to the inclusion of deposits in Federal Reserve Bank balances. These balances were treated as non-earning assets prior to the fourth quarter 2018. Average total securities decreased $0.9 billion, or 4%, primarily due to runoff in the portfolio in 2018 and balance sheet optimization actions taken in the 2019 second quarter.
Average total interest-bearing liabilities for the 2019 second quarter increased $2.8 billion, or 4%, from the year-ago quarter. Average total deposits increased $2.4 billion, or 3%, from the year-ago quarter, while average total core deposits increased $3.3 billion, or 4%. Average money market deposits increased $2.4 billion, or 11%, reflecting the shift in promotional pricing to consumer money market accounts in mid-2018. Average core certificates of deposit increased $2.1 billion, or 54%, reflecting consumer deposit growth initiatives primarily in the first three quarters of 2018. Average interest-bearing demand deposits increased $0.6 billion, or 3%, primarily driven by the shift in commercial balances from noninterest-bearing to interest-bearing checking. Savings and other domestic deposits decreased $1.0 billion, or 9%, primarily reflecting a continued shift in consumer product mix. Average brokered deposits and negotiable CDs decreased $1.0 billion, or 27%, as growth in core deposits reduced reliance on wholesale funding. Average noninterest-bearing demand deposits decreased $0.6 billion, or 3%, primarily driven by the aforementioned shift in commercial checking balances, partially offset by continued growth in consumer noninterest-bearing checking.
2019 Second Quarter versus 2019 First Quarter
Compared to the 2019 first quarter, FTE net interest income decreased $10 million, or 1%, primarily reflecting the NIM compression of 8 basis points as average earning assets remained flat. The NIM contraction reflected a 5 basis point decrease in average earning asset yields and a 4 basis point increase in average interest-bearing liability costs, partially offset by a 1 basis point increase in the benefit from noninterest-bearing funds. The decrease in earning asset yields was primarily driven by the impact of lower LIBOR rates in the quarter on commercial loan yields, the incremental cost of the hedging program, and lower securities yields. The increase in average interest-bearing liability costs primarily reflects higher money market deposit costs. The purchase accounting impact on the NIM was approximately 5 basis points in the 2019 second quarter, down 1 basis point from the prior quarter. The net impact of the asset and liability derivatives on the NIM was a less than 1 basis point reduction in the 2019 second quarter as the liability derivatives nearly offset the impact of the asset derivatives.
Compared to the 2019 first quarter, average earning assets were relatively unchanged. Average commercial loans increased less than 1%. The disciplined growth included continued active portfolio management associated with our heightened return requirements. Consumer loans were relatively unchanged, with consistency across products. Average securities decreased $0.3 billion, or 1%, primarily reflecting the balance sheet optimization actions taken in the 2019 second quarter.
Compared to the 2019 first quarter, average total interest-bearing liabilities decreased $0.1 billion, or less than 1%. Average total deposits decreased $1.1 billion, or 1%. Average short-term borrowings increased $0.8 billion, or 36%, which was nearly offset by a decrease of $0.7 billion, or 21%, in average brokered deposits and negotiable CDs due to changes in the wholesale funding mix.

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (3)
	Six Months Ended June 30,		Change		Six Months Ended June 30,
Fully-taxable equivalent basis (1)	2019	2018	Amount	Percent	2019	2018
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	$510	$—	$510	100%	2.39%	—%
Interest-bearing deposits in banks	122	87	35	40	1.93	1.96
Securities:
Trading account securities	149	84	65	77	1.97	0.19
Available-for-sale securities:
Taxable	10,626	10,994	(368)	(3)	2.78	2.57
Tax-exempt	3,008	3,593	(585)	(16)	3.68	3.26
Total available-for-sale securities	13,634	14,587	(953)	(7)	2.98	2.74
Held-to-maturity securities—taxable	8,713	8,791	(78)	(1)	2.53	2.44
Other securities	501	602	(101)	(17)	4.01	4.28
Total securities	22,997	24,064	(1,067)	(4)	2.82	2.67
Loans held for sale	717	549	168	31	4.04	4.02
Loans and leases: (4)
Commercial:
Commercial and industrial	30,595	28,555	2,040	7	4.87	4.40
Commercial real estate:
Construction	1,171	1,157	14	1	5.58	4.99
Commercial	5,710	6,188	(478)	(8)	4.94	4.41
Commercial real estate	6,881	7,345	(464)	(6)	5.05	4.50
Total commercial	37,476	35,900	1,576	4	4.90	4.42
Consumer:
Automobile	12,290	12,186	104	1	3.98	3.60
Home equity	9,561	9,986	(425)	(4)	5.57	4.99
Residential mortgage	10,899	9,401	1,498	16	3.85	3.68
RV and marine	3,355	2,574	781	30	4.95	5.11
Other consumer	1,273	1,143	130	11	13.27	11.80
Total consumer	37,378	35,290	2,088	6	4.75	4.39
Total loans and leases	74,854	71,190	3,664	5	4.83	4.41
Allowance for loan and lease losses	(779)	(726)	(53)	(7)
Net loans and leases	74,075	70,464	3,611	5
Total earning assets	99,200	95,890	3,310	3	4.38%	4.00%
Cash and due from banks	844	1,250	(406)	(32)
Intangible assets	2,258	2,325	(67)	(3)
All other assets	5,972	5,598	374	7
Total assets	$107,495	$104,337	$3,158	3%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$19,746	$18,877	$869	5%	0.57%	0.33%
Money market deposits	23,121	20,811	2,310	11	1.10	0.52
Savings and other domestic deposits	10,222	11,182	(960)	(9)	0.23	0.20
Core certificates of deposit (5)	5,955	3,048	2,907	95	2.13	1.35
Other domestic time deposits of $250,000 or more	323	245	78	32	1.87	0.85
Brokered deposits and negotiable CDs	3,042	3,485	(443)	(13)	2.39	1.65
Total interest-bearing deposits	62,409	57,648	4,761	8	0.95	0.51
Short-term borrowings	2,745	4,149	(1,404)	(34)	2.41	1.60
Long-term debt	8,946	9,092	(146)	(2)	3.95	3.34
Total interest-bearing liabilities	74,100	70,889	3,211	5	1.37	0.94
Demand deposits—noninterest-bearing	$19,833	$20,477	(644)	(3)	—	—
All other liabilities	2,245	1,876	369	20
Shareholders’ equity	11,317	11,095	222	2
Total liabilities and shareholders’ equity	$107,495	$104,337	$3,158	3%
Net interest rate spread					3.01	3.06
Impact of noninterest-bearing funds on margin					0.34	0.24
Net interest margin					3.35%	3.30%

(1)	FTE yields are calculated assuming a 21% tax rate.

(2)	Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018

(3)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(4)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(5)	Includes consumer certificates of deposit of $250,000 or more.

2019 First Six Months versus 2018 First Six Months
FTE net interest income for the first six-month period of 2019 increased $80 million, or 5%. This reflected the benefit of a $3.3 billion, or 3%, increase in average total earning assets and a 5 basis point increase in the FTE NIM to 3.35%. Average loans and leases increased $3.7 billion, or 5%, primarily reflecting an increase in C&I, residential mortgage and RV and marine lending. Average earning asset yields increased 38 basis points sequentially, driven by a 42 basis point increase in loan yields. Average funding costs increased 43 basis points, primarily driven by higher cost of short-term borrowings (up 81 basis points) and long-term debt (up 61 basis points). Average interest-bearing deposit costs increased 44 basis points, while noninterest-bearing funding improved 10 basis points.
Provision for Credit Losses
(This section should be read in conjunction with the "Credit Risk" section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2019 second quarter was $59 million, which increased $3 million, or 5%, compared to the second quarter 2018. On a year-to-date basis, provision for credit losses for the first six-month period of 2019 was $126 million, an increase of $4 million, or 3%, compared to year-ago period. The increase from the 2018 second quarter and prior year-to-date provision for credit losses is attributed to higher commercial losses.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			2Q19 vs. 2Q18		2Q19 vs. 1Q19
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2019	2019	2018	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$92	$87	$91	$1	1%	$5	6%
Card and payment processing income	63	56	56	7	13	7	13
Trust and investment management services	43	44	42	1	2	(1)	(2)
Mortgage banking income	34	21	28	6	21	13	62
Capital markets fees	34	22	26	8	31	12	55
Insurance income	23	21	21	2	10	2	10
Bank owned life insurance income	15	16	17	(2)	(12)	(1)	(6)
Gain on sale of loans and leases	13	13	15	(2)	(13)	—	—
Securities gains (losses)	(2)	—	—	(2)	(100)	(2)	(100)
Other income	59	39	40	19	48	20	51
Total noninterest income	$374	$319	$336	$38	11%	$55	17%
2019 Second Quarter versus 2018 Second Quarter
Total noninterest income for the 2019 second quarter increased $38 million, or 11%, from the year-ago quarter. Other income increased $19 million, or 48%, as a result of the gain on the sale of the Wisconsin retail branches and a mark-to-market adjustment on economic hedges. Capital markets fees increased $8 million, or 31%, driven by increased underwriting activity primarily associated with the Hutchinson, Shockey, Erley & Co. acquisition. Card and payment processing income increased $7 million, or 13%, primarily due to continued household and business activity growth. Mortgage banking income increased $6 million, or 21%, primarily reflecting higher overall salable spreads.
2019 Second Quarter versus 2019 First Quarter
Compared to the 2019 first quarter, total noninterest income increased $55 million, or 17%. Other income increased $20 million, or 51%, as a result of the gain on the sale of the Wisconsin retail branches and a mark-to-market adjustment on economic hedges. Mortgage banking income increased $13 million, or 62%, primarily reflecting seasonally higher origination volume. Capital markets fees increased $12 million, or 55%, primarily driven by the unfavorable commodities derivatives mark-to-market adjustments in the prior quarter and increased interest rate derivative and underwriting activity. Card and payment processing income increased $7 million, or 13%, primarily due to continued household and business activity growth. Service charges on deposit accounts increased $5 million, or 6%, primarily reflecting seasonality.

Table 6 - Noninterest Income—2019 First Six Months vs. 2018 First Six Months
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Service charges on deposit accounts	$179	$177	$2	1%
Card and payment processing income	119	109	10	9
Trust and investment management services	87	86	1	1
Mortgage banking income	55	54	1	2
Capital markets fees	56	47	9	19
Insurance income	44	42	2	5
Bank owned life insurance income	31	32	(1)	(3)
Gain on sale of loans and leases	26	23	3	13
Securities gains (losses)	(2)	—	(2)	(100)
Other income	98	80	18	23
Total noninterest income	$693	$650	$43	7%
Noninterest income for the first six-month period of 2019 increased $43 million, or 7%, from the year-ago period. Other income increased $18 million, or 23%, as a result of the gain on the sale of the Wisconsin retail branches and a mark-to-market adjustment on economic hedges. Cards and payment processing income increased $10 million, or 9%, primarily due to continued household and business activity growth. Capital market fees increased $9 million, or 19%, driven by increased underwriting activity primarily associated with the Hutchinson, Shockey, Erley & Co. acquisition.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three Months Ended			2Q19 vs. 2Q18		2Q19 vs. 1Q19
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2019	2019	2018	Amount	Percent	Amount	Percent
Personnel costs	$428	$394	$396	$32	8%	$34	9%
Outside data processing and other services	89	81	69	20	29	8	10
Net occupancy	38	42	35	3	9	(4)	(10)
Equipment	40	40	38	2	5	—	—
Deposit and other insurance expense	8	8	18	(10)	(56)	—	—
Professional services	12	12	15	(3)	(20)	—	—
Marketing	11	7	18	(7)	(39)	4	57
Amortization of intangibles	12	13	13	(1)	(8)	(1)	(8)
Other expense	62	56	50	12	24	6	11
Total noninterest expense	$700	$653	$652	$48	7%	$47	7%
Number of employees (average full-time equivalent)	15,780	15,738	15,732	48	—%	42	—%

2019 Second Quarter versus 2018 Second Quarter
Total noninterest expense for the 2019 second quarter increased $48 million, or 7%, from the year-ago quarter. Personnel costs increased $32 million, or 8%, primarily reflecting the implementation of annual merit increases in the 2019 second quarter, increased incentive compensation, and strategic hiring. Outside data processing and other services increased $20 million, or 29%, primarily driven by higher technology investment costs. Other expense increased $12 million, or 24%, primarily as a result of a Columbus Foundation donation in the 2019 second quarter and the impact of the new lease accounting standard on personal property tax expense. Deposit and other insurance expense decreased $10 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Marketing decreased $7 million, or 39%, reflecting the timing of marketing campaigns and deposit promotions. Additionally, included in total noninterest expense during the quarter was transaction-related expense associated with the sale of the Wisconsin retail branches.
2019 Second Quarter versus 2019 First Quarter
Total noninterest expense increased $47 million, or 7%, from the 2019 first quarter. Personnel costs increased $34 million, or 9%, primarily reflecting the timing of equity compensation expense in the second quarter and higher wages and incentive compensation. Outside data processing and other services increased $8 million, or 10%, primarily driven by higher technology investment costs. Other expense increased $6 million, or 11%, primarily as a result of a Columbus Foundation donation in the 2019 second quarter. Net occupancy decreased $4 million, or 10%, reflecting a decrease of seasonal expenses partially offset by impairment of a corporate building.

Table 8 - Noninterest Expense—2019 First Six Months vs. 2018 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Personnel costs	$822	$772	$50	6%
Outside data processing and other services	170	142	28	20
Net occupancy	80	76	4	5
Equipment	80	78	2	3
Deposit and other insurance expense	16	36	(20)	(56)
Professional services	24	26	(2)	(8)
Marketing	18	26	(8)	(31)
Amortization of intangibles	25	27	(2)	(7)
Other expense	118	102	16	16
Total noninterest expense	$1,353	$1,285	$68	5%
Noninterest expense increased $68 million, or 5%, from the year-ago period. Personnel costs increased $50 million, or 6%, primarily reflecting the implementation of annual merit increases in the 2019 second quarter, lower deferred personnel costs as a result of the new lease accounting standard and lower loan volume, as well as strategic hiring. Outside data processing and other services increased $28 million, or 20%, primarily driven by higher technology investment costs. Other expense increased $16 million, or 16%, primarily as a result of a Columbus Foundation donation in the 2019 second quarter, the impact of the new lease accounting standard on personal property tax expense and increased operational losses. Deposit and other insurance expense decreased $20 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Marketing expense decreased $8 million, or 31%, reflecting the timing of marketing campaigns and deposit promotions.

Provision for Income Taxes
The provision for income taxes in the 2019 second quarter was $63 million. This compared with a provision for income taxes of $57 million in the 2018 second quarter and $63 million in the 2019 first quarter. The provision for income taxes for the six-month periods ended June 30, 2019 and June 30, 2018 was $126 million and $116 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, stock-based compensation, and capital losses. The effective tax rates for the 2019 second quarter, 2018 second quarter, and 2019 first quarter were 14.6%, 13.8%, and 15.0%, respectively. The effective tax rates for the six-month periods ended June 30, 2019 and June 30, 2018 were 14.8% and 14.6% respectively. The variance between the 2019 second quarter compared to the 2018 second quarter, and the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018 in the provision for income taxes and effective tax rates relates primarily to activity in stock-based compensation. The net federal deferred tax liability was $222 million and the net state deferred tax asset was $34 million at June 30, 2019.

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

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2018 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 9 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
Commercial:
Commercial and industrial	$30,608	41%	$30,972	41%	$30,605	41%	$29,196	40%	$28,850	40%
Commercial real estate:
Construction	1,146	1	1,152	2	1,185	2	1,111	2	1,083	1
Commercial	5,742	8	5,643	8	5,657	8	5,962	8	6,118	8
Commercial real estate	6,888	9	6,795	10	6,842	10	7,073	10	7,201	9
Total commercial	37,496	50	37,767	51	37,447	51	36,269	50	36,051	49
Consumer:
Automobile	12,173	16	12,272	16	12,429	16	12,375	17	12,390	17
Home equity	9,419	12	9,551	13	9,722	13	9,850	13	9,907	14
Residential mortgage	11,182	15	10,885	14	10,728	14	10,459	14	10,006	14
RV and marine	3,492	5	3,344	4	3,254	4	3,152	4	2,846	4
Other consumer	1,271	2	1,260	2	1,320	2	1,265	2	1,206	2
Total consumer	37,537	50	37,312	49	37,453	49	37,101	50	36,355	51
Total loans and leases	$75,033	100%	$75,079	100%	$74,900	100%	$73,370	100%	$72,406	100%
Our loan portfolio is composed of a managed mix of consumer and commercial credits. At the corporate level, we manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC of the Board of Directors and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits require the approval of the ROC prior to implementation, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics.
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

Table 10 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
Commercial loans and leases:
Real estate and rental and leasing	$6,983	9%	$6,955	9%	$6,964	9%	$7,187	10%	$7,314	10%
Manufacturing	5,329	7	5,338	7	5,140	7	4,817	7	4,867	7
Retail trade (1)	5,161	7	5,266	7	5,337	7	4,987	7	4,886	7
Finance and insurance	3,473	5	3,457	5	3,377	5	3,345	5	3,188	4
Wholesale trade	2,604	3	2,725	4	2,830	4	2,609	4	2,575	4
Health care and social assistance	2,497	3	2,575	3	2,533	3	2,582	4	2,589	4
Accommodation and food services	1,868	2	1,782	2	1,709	2	1,636	2	1,657	2
Other services	1,360	2	1,243	2	1,290	2	1,312	2	1,266	2
Professional, scientific, and technical services	1,336	2	1,401	2	1,344	2	1,269	2	1,303	2
Mining, quarrying, and oil and gas extraction	1,310	2	1,306	2	1,286	2	1,045	1	899	1
Transportation and warehousing	1,240	2	1,323	2	1,320	2	1,176	2	1,209	2
Construction	892	1	973	1	924	1	986	1	1,010	1
Admin./Support/Waste Mgmt. and Remediation Services	681	1	690	1	737	1	664	1	611	1
Arts, entertainment, and recreation	617	1	585	1	599	1	585	1	503	1
Information	527	1	522	1	441	1	346	—	395	—
Educational services	481	1	478	1	473	1	482	1	493	1
Utilities	445	1	428	1	454	1	459	—	417	—
Public administration	247	—	249	—	253	—	253	—	255	—
Agriculture, forestry, fishing and hunting	174	—	171	—	174	—	178	—	195	—
Unclassified/Other	168	—	187	—	174	—	266	—	336	—
Management of companies and enterprises	103	—	113	—	88	—	85	—	83	—
Total commercial loans and leases by industry category	37,496	50	37,767	51	37,447	51	36,269	50	36,051	49
Automobile	12,173	16	12,272	16	12,429	16	12,375	17	12,390	17
Home Equity	9,419	12	9,551	13	9,722	13	9,850	13	9,907	14
Residential mortgage	11,182	15	10,885	14	10,728	14	10,459	14	10,006	14
RV and marine	3,492	5	3,344	4	3,254	4	3,152	4	2,846	4
Other consumer loans	1,271	2	1,260	2	1,320	2	1,265	2	1,206	2
Total loans and leases	75,033	100%	$75,079	100%	$74,900	100%	$73,370	100%	$72,406	100%

(1)
Amounts include $3.6 billion, $3.6 billion, $3.6 billion, $3.3 billion and $3.2 billion of auto dealer services loans at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively. These loans have a materially better risk profile than the generic Retail trade category.

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

Credit quality performance in the 2019 second quarter reflected total NCOs as a percent of average loans, annualized, of 0.25%, an increase from 0.16% in the prior year quarter, resulting from higher commercial net charge-offs. Consumer NCOs have remained consistent with the prior year quarter. Total NCOs were $48 million. On a linked quarter basis, NCOs decreased $23 million from the prior quarter, with $15 million of the decrease within the commercial portfolio. NPAs remained consistent with the prior quarter reflecting a decrease of less than $1 million. NPAs to total loans and leases remains low at 0.61%. The ALLL to total loans and leases ratio increased 1 basis point to 1.03%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2018 Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $298 million of commercial related NALs at June 30, 2019, $190 million, or 64%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Nonaccrual loans and leases (NALs):
Commercial and industrial	$281	$271	$188	$211	$207
Commercial real estate	17	9	15	19	25
Automobile	4	4	5	5	4
Home equity	60	64	62	67	68
Residential mortgage	62	68	69	67	73
RV and marine	1	1	1	1	1
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	425	417	340	370	378
Other real estate, net:
Residential	10	14	19	22	23
Commercial	4	4	4	5	5
Total other real estate, net	14	18	23	27	28
Other NPAs (1)	21	26	24	6	6
Total nonperforming assets	$460	$461	$387	$403	$412

Nonaccrual loans and leases as a % of total loans and leases	0.57%	0.56%	0.45%	0.50%	0.52%
NPA ratio (2)	0.61	0.61	0.52	0.55	0.57

(1)	Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

2019 Second Quarter versus 2018 Fourth Quarter.
Total NPAs increased by $73 million, or 19%, compared with December 31, 2018, driven by an increase in the commercial portfolio, predominately C&I. The increase was associated with a small number of credits from diverse industries.
TDR Loans
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2018 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been consistently over 80%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of June 30, 2019, over 79% of the $462 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 12) are current on their required payments, with over 64% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 12 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
TDRs—accruing:
Commercial and industrial	$245	$270	$269	$308	$314
Commercial real estate	48	60	54	60	65
Automobile	37	37	35	34	32
Home equity	241	247	252	257	258
Residential mortgage	221	219	218	219	221
RV and marine	2	2	2	2	1
Other consumer	10	9	9	10	9
Total TDRs—accruing	804	844	839	890	900
TDRs—nonaccruing:
Commercial and industrial	88	86	97	100	87
Commercial real estate	6	6	6	8	14
Automobile	3	3	3	3	3
Home equity	26	28	28	28	28
Residential mortgage	43	43	44	46	46
RV and marine	1	1	—	1	1
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	167	167	178	186	179
Total TDRs	$971	$1,011	$1,017	$1,076	$1,079
Overall TDRs decreased slightly in the quarter. Huntington continues to proactively work with our borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
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
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 13 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
ALLL
Commercial
Commercial and industrial	$455	41%	$437	41%	$422	41%	$419	40%	$413	40%
Commercial real estate	105	9	108	10	120	10	124	10	118	9
Total commercial	560	50	545	51	542	51	543	50	531	49
Consumer
Automobile	53	16	53	16	56	16	52	17	52	17
Home equity	47	12	53	13	55	13	54	13	55	14
Residential mortgage	22	15	23	14	25	14	24	14	24	14
RV and marine	18	5	20	4	20	4	18	4	17	4
Other consumer	74	2	70	2	74	2	70	2	62	2
Total consumer	214	50	219	49	230	49	218	50	210	51
Total ALLL	774	100%	764	100%	772	100%	761	100%	741	100%
AULC	101		100		96		97		93
Total ACL	$875		$864		$868		$858		$834
Total ALLL as a % of
Total loans and leases		1.03%		1.02%		1.03%		1.04%		1.02%
Nonaccrual loans and leases		182		183		228		206		197
NPAs		168		166		200		189		180

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2019 Second Quarter versus 2018 Fourth Quarter
At June 30, 2019, the ALLL was $774 million, compared to $772 million at December 31, 2018. The $2 million increase in the ALLL relates to the growth in the commercial ALLL levels since the prior year end, offset by reductions in consumer ALLL. The ALLL to total loans ratio was 1.03% at June 30, 2019 and 1.03% at December 31, 2018. We believe the ratio is appropriate given the overall moderate-to-low risk profile of our loan portfolio and the coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and have proactive action plans for these loans.
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

Table 14 - Quarterly Net Charge-off Analysis
	Three Months Ended
	June 30,	March 31,	June 30,
(dollar amounts in millions)	2019	2019	2018
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$21	$31	$3
Commercial real estate:
Construction	(1)	—	—
Commercial	(2)	2	(1)
Commercial real estate	(3)	2	(1)
Total commercial	18	33	2
Consumer:
Automobile	5	10	7
Home equity	2	3	—
Residential mortgage	1	3	1
RV and marine	2	3	2
Other consumer	20	19	16
Total consumer	30	38	26
Total net charge-offs	$48	$71	$28

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.27%	0.41%	0.04%
Commercial real estate:
Construction	(0.08)	(0.11)	(0.22)
Commercial	(0.12)	0.12	(0.06)
Commercial real estate	(0.12)	0.08	(0.08)
Total commercial	0.20	0.35	0.02
Consumer:
Automobile	0.17	0.32	0.22
Home equity	0.07	0.12	0.01
Residential mortgage	0.05	0.10	0.04
RV and marine	0.25	0.39	0.34
Other consumer	6.02	6.29	5.60
Total consumer	0.31	0.41	0.30
Net charge-offs as a % of average loans	0.25%	0.38%	0.16%
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

2019 Second Quarter versus 2019 First Quarter
NCOs were an annualized 0.25% of average loans and leases in the current quarter, decreasing from 0.38% in the 2019 first quarter, and below our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.20% in the current quarter compared to 0.35% in 2019 first quarter. Consumer charge-offs were lower for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the level of NCOs we have experienced on an overall portfolio basis, we would expect to see some continued volatility on a quarter-to-quarter basis, largely driven by the performance of the commercial portfolios.
The table below reflects NCO detail for the six-month periods ended June 30, 2019 and 2018:

Table 15 - Year to Date Net Charge-off Analysis
	Six Months Ended June 30,
(dollar amounts in millions)	2019	2018
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$52	$20
Commercial real estate:
Construction	(1)	(1)
Commercial	—	(14)
Commercial real estate	(1)	(15)
Total commercial	51	5
Consumer:
Automobile	15	17
Home equity	5	3
Residential mortgage	4	2
RV and marine	5	5
Other consumer	39	34
Total consumer	68	61
Total net charge-offs	$119	$66

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.34%	0.14%
Commercial real estate:
Construction	(0.09)	(0.20)
Commercial	—	(0.42)
Commercial real estate	(0.02)	(0.39)
Total commercial	0.27	0.03
Consumer:
Automobile	0.24	0.27
Home equity	0.10	0.06
Residential mortgage	0.08	0.04
RV and marine	0.32	0.38
Other consumer	6.08	6.02
Total consumer	0.36	0.34
Net charge-offs as a % of average loans	0.32%	0.19%
2019 First Six Months versus 2018 First Six Months
NCOs increased $53 million in the first six-month period of 2019 to $119 million. The increase from the year-ago period was primarily centered in the commercial portfolio. Given the low level of C&I and CRE NCOs, there will continue to be some volatility on a period-to-period comparison basis.

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

Table 16 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-4.0%	-2.0%	-4.0%
June 30, 2019	-1.8%	1.7%	3.4%
December 31, 2018	-2.9%	2.7%	5.8%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. The decrease in sensitivity was driven by the purchase of interest rate floors as well as additional interest rate swaps, changes to the actual and forecasted portfolio composition and the change in forecasted rates from an expectation of rising rates to declining rates.
Our NII at Risk is within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both June 30, 2019, and December 31, 2018.
In addition, we had $2.2 billion of interest rate floors to economically hedge the impact of potential interest rate declines.  These contracts are measured at fair value with changes in fair value recognized in other noninterest income.

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-6.0%	-6.0%	-12.0%
June 30, 2019	-4.7%	0.6%	-1.2%
December 31, 2018	-5.8%	2.3%	3.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates.
We are within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The EVE depicts a slightly asset sensitive balance sheet profile with additional convexity in the +200 basis point scenario. The decline in asset sensitivity was driven by slower security prepayments, deposit composition changes, and the addition of interest rate swaps and floors mentioned above.

MSRs
(This section should be read in conjunction with Note 5 "Mortgage Loan Sales and Servicing Rights" of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2019, we had a total of $192 million of capitalized MSRs representing the right to service $21 billion in mortgage loans. Of this $192 million, $9 million was recorded using the fair value method and $184 million was recorded using the amortization method.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at June 30, 2019. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $19.1 billion as of June 30, 2019.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2019, these core deposits funded 72% of total assets (104% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $20 million and $23 million at June 30, 2019 and December 31, 2018, respectively.

The following table reflects deposit composition detail for each of the last five quarters:

Table 18 - Deposit Composition

	June 30,		March 31,		December 31,		September 30,		June 30,
(dollar amounts in millions)	2019		2019 (1)		2018 (2)		2018		2018
By Type:
Demand deposits—noninterest-bearing	$19,383	24%	$20,036	24%	$21,783	26%	$19,863	24%	$20,353	26%
Demand deposits—interest-bearing	19,085	24	19,906	24	20,042	24	19,615	24	19,026	24
Money market deposits	23,952	30	22,931	28	22,721	27	21,411	26	20,990	26
Savings and other domestic deposits	9,803	12	10,277	13	10,451	12	11,604	14	10,987	14
Core certificates of deposit (3)	5,703	7	6,007	7	5,924	7	5,358	7	4,402	6
Total core deposits:	77,926	97	79,157	96	80,921	96	77,851	95	75,758	96
Other domestic deposits of $250,000 or more	316	—	313	1	337	—	318	1	265	—
Brokered deposits and negotiable CDs	2,640	3	2,685	3	3,516	4	3,520	4	3,564	4
Total deposits	$80,882	100%	$82,155	100%	$84,774	100%	$81,689	100%	$79,587	100%
Total core deposits:
Commercial	$33,371	43%	$33,546	42%	$37,268	46%	$35,455	46%	$34,094	45%
Consumer	44,555	57	45,611	58	43,653	54	42,396	54	41,664	55
Total core deposits	$77,926	100%	$79,157	100%	$80,921	100%	$77,851	100%	$75,758	100%

(1)	March 31, 2019 includes $845 million of deposits classified as held-for-sale.

(2)	December 31, 2018 includes $872 million of deposits classified as held-for-sale.

(3)	Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $37.9 billion and $46.5 billion at June 30, 2019 and December 31, 2018, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At June 30, 2019, total wholesale funding was $16.1 billion, an increase from $14.5 billion at December 31, 2018. The increase from year-end primarily relates to an increase in short-term borrowings and issuance of long-term debt, partially offset by a decrease in brokered deposits and negotiable CDs.
Liquidity Coverage Ratio
At June 30, 2019, we believe the Bank had sufficient liquidity to be in compliance with the LCR requirements and to meet its cash flow obligations for the foreseeable future.
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
At June 30, 2019 and December 31, 2018, the parent company had $2.5 billion and $2.4 billion, respectively, in cash and cash equivalents.
On July 17, 2019, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on October 1, 2019, to shareholders of record on September 17, 2019. Based on the current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $156 million per quarter. On July 17, 2019, the Board of Directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on October 15, 2019 to shareholders of record on October 1, 2019. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million and $7 million per quarter, respectively.

During the first six months of 2019, the Bank paid a preferred dividend of $22 million and repaid subordinate debt of $604 million to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 19 - Regulatory Capital Data
		Basel III
(dollar amounts in millions)		June 30, 2019	March 31, 2019	June 30, 2018
Total risk-weighted assets	Consolidated	$86,332	$85,966	$82,951
	Bank	86,410	85,944	83,051
CET I risk-based capital	Consolidated	8,530	8,462	8,737
	Bank	9,583	9,150	9,016
Tier 1 risk-based capital	Consolidated	9,737	9,670	9,944
	Bank	10,460	10,028	9,896
Tier 2 risk-based capital	Consolidated	1,602	1,600	1,643
	Bank	1,296	1,449	1,833
Total risk-based capital	Consolidated	11,339	11,270	11,587
	Bank	11,756	11,477	11,729
CET I risk-based capital ratio	Consolidated	9.88%	9.84%	10.53%
	Bank	11.09	10.65	10.86
Tier 1 risk-based capital ratio	Consolidated	11.28	11.25	11.99
	Bank	12.11	11.67	11.92
Total risk-based capital ratio	Consolidated	13.13	13.11	13.97
	Bank	13.60	13.35	14.12
Tier 1 leverage ratio	Consolidated	9.24	9.16	9.65
	Bank	9.93	9.51	9.62
At June 30, 2019, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB.
All capital ratios were impacted by the repurchase of 71.8 million common shares over the last four quarters. We completed the 2018 capital plan's share repurchase authorization with the repurchase of $152 million of common stock during the 2019 second quarter at an average cost of $13.40 per share.
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
Shareholders’ equity totaled $11.7 billion at June 30, 2019, an increase of $0.6 billion when compared with December 31, 2018.
On June 27, 2019, Huntington announced proposed capital actions included in Huntington's 2019 capital plan. These actions include a 7% increase in the quarterly dividend per common share to $0.15, starting in the third quarter of 2019, the repurchase of up to $513 million of common stock over the next four quarters (July 1, 2019 through June 30, 2020), and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities. Any capital actions, including those contemplated above, are subject to approval by Huntington’s Board of Directors.
On July 17, 2019, the Board of Directors authorized the repurchase of up to $513 million of common shares over the four quarters through the 2020 second quarter. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
Share Repurchases
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. Huntington repurchased 13.2 million shares during the first six-months of 2019. This completed the remaining repurchase of shares authorized by the Board of Directors on July 17, 2018.
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
Funds Transfer Pricing (FTP)
We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). During the first half of 2019, the Company updated and refined its FTP methodology primarily related to the allocation of deposit funding costs.  Prior period amounts presented below have been restated to reflect the new methodology.
Net Income by Business Segment
Net income by business segment for the six-month periods ending June 30, 2019 and June 30, 2018 is presented in the following table:

Table 20 - Net Income by Business Segment
	Six Months Ended June 30,
(dollar amounts in millions)	2019	2018
Consumer and Business Banking	$342	$213
Commercial Banking	273	283
Vehicle Finance	85	86
RBHPCG	61	59
Treasury / Other	(39)	40
Net income	$722	$681

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

Consumer and Business Banking

Table 21 - Key Performance Indicators for Consumer and Business Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$936	$806	$130	16%
Provision for credit losses	48	59	(11)	(19)
Noninterest income	372	363	9	2
Noninterest expense	827	840	(13)	(2)
Provision for income taxes	91	57	34	60
Net income	$342	$213	$129	61%
Number of employees (average full-time equivalent)	8,124	8,435	(311)	(4)%
Total average assets	$25,428	$24,608	$820	3
Total average loans/leases	22,195	21,564	631	3
Total average deposits	51,454	46,229	5,225	11
Net interest margin	3.61%	3.47%	0.14%	4
NCOs	$61	$49	$12	24
NCOs as a % of average loans and leases	0.55%	0.45%	0.10%	22
2019 First Six Months versus 2018 First Six Months
Consumer and Business Banking, including Home Lending, reported net income of $342 million in the first six-month period of 2019, an increase of $129 million, or 61%, compared to the year-ago period. Segment net interest income increased $130 million, or 16%, primarily due to an increase in deposit spreads, along with an 11% increase in average deposits. The provision for credit losses decreased $11 million, or 19%. Noninterest income increased $9 million, or 2%, due to higher interchange income as a result of higher card related transaction volumes along with increased service charge income on deposit accounts. Noninterest expense decreased $13 million, or 2% due to decreased personnel and equipment expense as a result of branch consolidations. This, along with lower allocated expenses, reduced FDIC insurance expense, and lower card processing expense, offset higher operational losses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported a loss of $5 million in the first six-month period of 2019, compared with net loss of $3 million in the year-ago period. Noninterest income increased $3 million, or 8%, driven primarily by lower mortgage referral fees distributed to the retail branch network as higher salable spreads were offset by lower net servicing revenue. Noninterest expense increased $9 million, or 11%, as a result of higher allocated indirect costs, higher operational losses, and standby commitment premiums partially offset by lower origination expenses due to lower origination volume.

Commercial Banking

Table 22 - Key Performance Indicators for Commercial Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$536	$488	$48	10%
Provision for credit losses	67	39	28	72
Noninterest income	165	153	12	8
Noninterest expense	288	245	43	18
Provision for income taxes	73	74	(1)	(1)
Net income	$273	$283	$(10)	(4)%
Number of employees (average full-time equivalent)	1,327	1,233	94	8%
Total average assets	$33,479	$30,941	$2,538	8
Total average loans/leases	27,257	26,221	1,036	4
Total average deposits	21,043	21,654	(611)	(3)
Net interest margin	3.62%	3.42%	0.20%	6
NCOs (Recoveries)	$38	$(5)	$43	860
NCOs as a % of average loans and leases	0.28%	(0.04)%	0.32%	800
2019 First Six Months versus 2018 First Six Months
Commercial Banking reported net income of $273 million in the first six-month period of 2019, a decrease of $10 million, or 4%, compared to the year-ago period. Provision for credit losses increased $28 million, or 72%, primarily due to net charge offs of $38 million compared to a net recovery of $5 million in the prior year. Segment net interest income increased $48 million, or 10%, primarily due to a 20 basis point increase in net interest margin driven by a higher deposits spreads, partially offset by a decrease in loan spreads and a 4% increase in average loans. Noninterest income increased $12 million, or 8%, largely driven by higher capital markets related revenue due to increased underwriting activity. Noninterest expense increased $43 million, or 18%, primarily due to allocated overhead and personnel expense, which was driven by the acquisition of Hutchinson, Shockey, and Erly & Co., and other taxes related to the adoption of the new lease accounting standard, partially offset by lower FDIC insurance expense.

Vehicle Finance

Table 23 - Key Performance Indicators for Vehicle Finance
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$191	$197	$(6)	(3)%
Provision for credit losses	14	24	(10)	(42)
Noninterest income	6	6	—	—
Noninterest expense	75	70	5	7
Provision for income taxes	23	23	—	—
Net income	$85	$86	$(1)	(1)%
Number of employees (average full-time equivalent)	268	262	6	2%
Total average assets	$19,248	$18,008	$1,240	7
Total average loans/leases	19,319	18,051	1,268	7
Total average deposits	314	339	(25)	(7)
Net interest margin	2.00%	2.20%	(0.20)%	(9)
NCOs	$20	$21	$(1)	(5)
NCOs as a % of average loans and leases	0.21%	0.23%	(0.02)%	(9)

2019 First Six Months versus 2018 First Six Months
Vehicle Finance reported net income of $85 million in the first six-month period of 2019, a decrease of $1 million, or 1%, compared to the year-ago period. Segment net interest income decreased $6 million or 3%, due to a 20 basis point decrease in the net interest margin, which continues to primarily reflect the run off of the higher yielding acquired loan portfolios and the related purchase accounting impact. This decrease was offset in part by a $1.3 billion, or 7%, increase in average loan balances primarily reflecting the success of the geographic expansion of RV and marine loans over the past two years, as well as growth of indirect auto loans, floor plan and other commercial balances. Noninterest income was unchanged, while noninterest expense increased $5 million, or 7%, primarily reflecting higher allocated costs attributed to the increases in loan balances and associated portfolio management and servicing activities.

Regional Banking and The Huntington Private Client Group

Table 24 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$104	$97	$7	7%
Provision for credit losses	(3)	—	(3)	(100)
Noninterest income	100	99	1	1
Noninterest expense	130	121	9	7
Provision for income taxes	16	16	—	—
Net income	$61	$59	$2	3%
Number of employees (average full-time equivalent)	1,055	1,013	42	4%
Total average assets	$6,289	$5,579	$710	13
Total average loans/leases	5,987	5,260	727	14
Total average deposits	5,930	5,983	(53)	(1)
Net interest margin	3.44%	3.16%	0.28%	9
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	0.02%	(0.02)%	(100)
Total assets under management (in billions)—eop	$16.5	$17.9	$(1.4)	(8)
Total trust assets (in billions)—eop	113.7	122.5	(8.8)	(7)
eop - End of Period.
2019 First Six Months versus 2018 First Six Months
RBHPCG reported net income of $61 million in the first six-month period of 2019, an increase of $2 million, or 3%, compared to the year-ago period. Segment net interest income increased $7 million, or 7%, due to a 28 basis point increase in net interest margin, reflecting higher deposit spreads, partially offset by a decrease in loan spreads. Average loans increased $0.7 billion, or 14%, primarily due to residential real estate mortgage loans, while average deposits remained relatively flat. Noninterest income increased $1 million, or 1%, due to increased insurance income resulting from life agency sales. Noninterest expense increased $9 million, or 7%, as a result of increased allocated expense as well as increased personnel costs, primarily due to the hiring of additional client advisors.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect our future results.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollar amounts in millions)	2019	2018
Assets
Cash and due from banks	$870	$1,108
Interest-bearing deposits at Federal Reserve Bank	728	1,564
Interest-bearing deposits in banks	149	53
Trading account securities	176	105
Available-for-sale securities	13,695	13,780
Held-to-maturity securities	8,704	8,565
Other securities	440	565
Loans held for sale (includes $736 and $613 respectively, measured at fair value)(1)	778	804
Loans and leases (includes $78 and $79 respectively, measured at fair value)(1)	75,033	74,900
Allowance for loan and lease losses	(774)	(772)
Net loans and leases	74,259	74,128
Bank owned life insurance	2,528	2,507
Premises and equipment	774	790
Goodwill	1,990	1,989
Servicing rights and other intangible assets	481	535
Other assets	2,675	2,288
Total assets	$108,247	$108,781
Liabilities and shareholders’ equity
Liabilities
Deposits (includes $0 and $872 respectively, classified as held-for-sale)	$80,882	$84,774
Short-term borrowings	4,161	2,017
Long-term debt	8,973	8,625
Other liabilities	2,563	2,263
Total liabilities	96,579	97,679
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock	1,203	1,203
Common stock	10	11
Capital surplus	9,030	9,181
Less treasury shares, at cost	(52)	(45)
Accumulated other comprehensive loss	(273)	(609)
Retained earnings	1,750	1,361
Total shareholders’ equity	11,668	11,102
Total liabilities and shareholders’ equity	$108,247	$108,781
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,037,841,268	1,046,767,252
Treasury shares outstanding	4,299,339	3,817,385
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	740,500	740,500

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 11 "Fair Values of Assets and Liabilities".
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, share amounts in thousands)	2019	2018	2019	2018
Interest and fee income:
Loans and leases	$903	$810	$1,804	$1,566
Available-for-sale securities
Taxable	72	71	148	141
Tax-exempt	21	24	43	47
Held-to-maturity securities—taxable	56	53	110	107
Other securities—taxable	4	7	10	13
Other	12	7	23	12
Total interest income	1,068	972	2,138	1,886
Interest expense:
Deposits	150	87	295	147
Short-term borrowings	19	14	33	33
Subordinated notes and other long-term debt	87	87	176	152
Total interest expense	256	188	504	332
Net interest income	812	784	1,634	1,554
Provision for credit losses	59	56	126	122
Net interest income after provision for credit losses	753	728	1,508	1,432
Service charges on deposit accounts	92	91	179	177
Cards and payment processing income	63	56	119	109
Trust and investment management services	43	42	87	86
Mortgage banking income	34	28	55	54
Capital markets fees	34	26	56	47
Insurance income	23	21	44	42
Bank owned life insurance income	15	17	31	32
Gain on sale of loans and leases	13	15	26	23
Net (losses) gains on sales of securities	(2)	—	(2)	—
Other noninterest income	59	40	98	80
Total noninterest income	374	336	693	650
Personnel costs	428	396	822	772
Outside data processing and other services	89	69	170	142
Net occupancy	38	35	80	76
Equipment	40	38	80	78
Deposit and other insurance expense	8	18	16	36
Professional services	12	15	24	26
Marketing	11	18	18	26
Amortization of intangibles	12	13	25	27
Other noninterest expense	62	50	118	102
Total noninterest expense	700	652	1,353	1,285
Income before income taxes	427	412	848	797
Provision for income taxes	63	57	126	116
Net income	364	355	722	681
Dividends on preferred shares	18	21	37	33
Net income applicable to common shares	$346	$334	$685	$648
Average common shares—basic	1,044,802	1,103,337	1,045,899	1,093,587
Average common shares—diluted	1,060,280	1,122,612	1,062,959	1,123,646
Per common share:
Net income—basic	$0.33	$0.30	$0.66	$0.59
Net income—diluted	0.33	0.30	0.64	0.58

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Net income	$364	$355	$722	$681
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	134	(53)	280	(203)
Total unrealized gains (losses) on available-for-sale securities	134	(53)	280	(203)
Change in fair value related to cash flow hedges	47	—	54	—
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	1	2	2
Other comprehensive income (loss), net of tax	182	(52)	336	(201)
Comprehensive income	$546	$303	$1,058	$480
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended June 30, 2019
Balance, beginning of period	$1,203	1,050,253	$11	$9,167	(3,813)	$(45)	$(455)	$1,551	$11,432
Net income								364	364
Other comprehensive income (loss), net of tax							182		182
Repurchases of common stock		(11,344)	(1)	(151)					(152)
Cash dividends declared:
Common ($0.14 per share)								(148)	(148)
Preferred Series B ($13.24 per share)								—	—
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(10)	(10)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				31					31
Other share-based compensation activity		3,231	—	(17)				—	(17)
Other					(486)	(7)	—	1	(6)
Balance, end of period	$1,203	1,042,140	$10	$9,030	(4,299)	$(52)	$(273)	$1,750	$11,668

Three Months Ended June 30, 2018
Balance, beginning of period	$1,203	1,104,989	$11	$10,025	(3,192)	$(34)	$(677)	$780	$11,308
Net income								355	355
Other comprehensive income (loss), net of tax							(52)		(52)
Cash dividends declared:
Common ($0.11 per share)								(122)	(122)
Preferred Series B ($12.62 per share)								(1)	(1)
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(10)	(10)
Preferred Series E ($2,042.50 per share)								(10)	(10)
Recognition of the fair value of share-based compensation				29					29
Other share-based compensation activity		2,828	—	(16)				(1)	(17)
Other					(76)	(6)	(1)		(7)
Balance, end of period	$1,203	1,107,817	$11	$10,038	(3,268)	$(40)	$(730)	$990	$11,472

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Six Months Ended June 30, 2019
Balance, beginning of period	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								722	722
Other comprehensive income (loss), net of tax							336		336
Repurchases of common stock		(13,177)	(1)	(176)					(177)
Cash dividends declared:
Common ($0.28 per share)								(297)	(297)
Preferred Series B ($26.96 per share)								(1)	(1)
Preferred Series C ($29.38 per share)								(3)	(3)
Preferred Series D ($31.25 per share)								(19)	(19)
Preferred Series E ($2,850.00 per share)								(14)	(14)
Recognition of the fair value of share-based compensation				48					48
Other share-based compensation activity		4,733	—	(23)				—	(23)
Other				—	(482)	(7)	—	1	(6)
Balance, end of period	$1,203	1,042,140	$10	$9,030	(4,299)	$(52)	$(273)	$1,750	$11,668

Six Months Ended June 30, 2018
Balance, beginning of period	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								681	681
Other comprehensive income (loss), net of tax							(201)		(201)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchases of common stock		(3,007)	—	(48)					(48)
Cash dividends declared:
Common ($0.22 per share)								(243)	(243)
Preferred Series B ($23.67 per share)								(1)	(1)
Preferred Series C ($29.38 per share)								(3)	(3)
Preferred Series D ($31.25 per share)								(19)	(19)
Preferred Series E ($2,042.50 per share)								(10)	(10)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				44					44
Other share-based compensation activity		5,199	—	(28)				(4)	(32)
Other				—	—	(5)			(5)
Balance, end of period	$1,203	1,107,817	$11	$10,038	(3,268)	$(40)	$(730)	$990	$11,472

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in millions)	2019	2018
Operating activities
Net income	$722	$681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	126	122
Depreciation and amortization	204	228
Share-based compensation expense	48	44
Deferred income tax expense	29	139
Net change in:
Trading account securities	(71)	1
Loans held for sale	(97)	(274)
Other assets	(464)	(170)
Other liabilities	362	(33)
Other, net	(7)	(136)
Net cash provided by (used in) operating activities	852	602
Investing activities
Change in interest bearing deposits in banks	(137)	56
Proceeds from:
Maturities and calls of available-for-sale securities	768	1,014
Maturities and calls of held-to-maturity securities	380	350
Maturities and calls of other securities	127	5
Sales of available-for-sale securities	1,546	381
Purchases of available-for-sale securities	(1,890)	(771)
Purchases of held-to-maturity securities	(516)	(71)
Purchases of other securities	(2)	(2)
Net proceeds from sales of portfolio loans	430	310
Principal payments received under direct finance and sales-type leases	340	—
Net loan and lease activity, excluding sales and purchases	(807)	(2,619)
Purchases of premises and equipment	(51)	(38)
Purchases of loans and leases	(241)	(104)
Net cash paid for branch disposition	(555)	—
Other, net	29	31
Net cash provided by (used in) investing activities	(579)	(1,458)
Financing activities
Increase (decrease) in deposits	(3,167)	2,546
Increase (decrease) in short-term borrowings	2,157	(2,579)
Net proceeds from issuance of long-term debt	857	1,331
Maturity/redemption of long-term debt	(661)	(734)
Dividends paid on preferred stock	(37)	(30)
Dividends paid on common stock	(295)	(240)
Repurchases of common stock	(177)	(48)
Net proceeds from issuance of preferred stock	—	495
Payments related to tax-withholding for share based compensation awards	(26)	(27)
Other, net	2	4
Net cash provided by (used for) financing activities	(1,347)	718
Increase (decrease) in cash and cash equivalents	(1,074)	(138)
Cash and cash equivalents at beginning of period	2,672	1,520
Cash and cash equivalents at end of period	$1,598	$1,382

	Six Months Ended June 30,
(dollar amounts in millions)	2019	2018
Supplemental disclosures:
Interest paid	$508	$320
Income taxes paid (refunded)	(19)	(113)
Non-cash activities
Loans transferred to held-for-sale from portfolio	457	316
Loans transferred to portfolio from held-for-sale	8	34
Transfer of loans to OREO	10	10
Transfer of securities from held-to-maturity to available-for-sale	—	2,833
Transfer of securities from available-for-sale to held-to-maturity	—	2,707
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
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. During the first quarter of 2019, Huntington reclassified loan syndication fees into capital markets fees from other noninterest income. There was no material effect on capital market fees or other noninterest income and no effect on net income as a result of this reclassification.

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

- Huntington recognized right-of-use assets of approximately $200 million offset by lease liabilities of approximately $250 million upon adoption, representing substantially all of its operating lease commitments, with the difference attributable to transition adjustments required by ASC Topic 842 relating to previously recognized amounts for deferred rent and lease exit costs (recorded pursuant to ASC Topic 420). Right-of-use assets and lease liabilities were based, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts were impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. Impact to the income statement was not material in the period of adoption.

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

- Management intends to adopt the guidance on January 1, 2020 and has a working group comprised of teams from different disciplines including credit, finance, and risk management that has evaluated the requirements of the new standard and the impact it will have on our processes, systems and controls. This group is continuing to work through implementing those identified process, system and control changes.

- Huntington has substantially completed the process of developing credit models, and continues to work towards implementing the accounting, reporting, and governance processes to comply with the new standard. Model implementation and validation is expected to be substantially completed during the third quarter of 2019.

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
ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments Issued: April 2019
- Clarifies various implementation issues related to Recognition and Measurement of Financial Instruments (ASC Topic 825), Current Expected Credit Losses (ASC Topic 326) and Derivatives and Hedging (ASC Topic 815).

- Provides additional implementation guidance on CECL issues that include, among others, (a) measurement of credit allowance on accrued interest; (b) treatment of credit allowance upon transfers between classifications or categories for loans and debt securities; (c) inclusion of recoveries in determining credit allowance amounts; (d) using projections of rate change for variable rate instruments; (e) vintage disclosures for lines-of-credit; (f) contractual extensions and renewals; (g) consideration of prepayments in calculating effective interest rate; and (h) consideration of costs to sell if the entity intends to sell the collateral when foreclosure is probable.

- Clarifies for Topic 815, among others, that (a) only interest rate risk may be hedged in a partial-term fair value hedge; (b) amortization of fair value basis adjustment may begin before the fair value hedge is discontinued; (c) hedged AFS securities should be disclosed at amortized cost for disclosures related to hedged assets; and (d) contractually specified interest rate should be considered when applying hypothetical derivative method while assessing hedge effectiveness.

- Clarifies for Topic 326, among others, that (a) using observable price under measurement alternative provided by ASC Topic 820 is a non-recurring fair value measurement and entities should adhere to non-recurring fair value disclosure requirements; and (b) equity securities without readily determinable fair value accounted for under measurement alternative should be remeasured using historical exchange rates.

 - Effective dates and transition requirements for amendments related to CECL (ASC Topic 326) are the same as effective dates and transition requirements for ASU 2016-13.

 - Amendments related to Derivatives and Hedging (ASC Topic 815) are effective as of the beginning of first annual period after the issuance date of the Update (ASU 2019-04). Earlier adoption is permitted, including adoption on any date on or after the issuance of the Update.

–
Amendment related to Recognition and Measurement of Financial Instruments (ASC Topic 825) should be applied on a modified-retrospective basis effective for fiscal years, including interim period within those fiscal years, beginning after December 15, 2019. Earlier adoption is permitted.

–
Amendments in the Update are not expected to have a material impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief Issued: May 2019
- Provides entities that have certain instruments within the scope of ASC Subtopic 326-20 with an option to irrevocably elect fair value option, applied on instrument-by-instrument basis. The fair value option does not apply to held-to-maturity debt securities.

- Effective dates for the amendment is the same as effective dates in ASU 2016-13. The amendment should be applied on a modified-retrospective basis.

- The amendment is not expected to have a material impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $466 million and $428 million at June 30, 2019 and December 31, 2018, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2019 and December 31, 2018.

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Loans and leases:
Commercial and industrial	$30,608	$30,605
Commercial real estate	6,888	6,842
Automobile	12,173	12,429
Home equity	9,419	9,722
Residential mortgage	11,182	10,728
RV and marine	3,492	3,254
Other consumer	1,271	1,320
Loans and leases	$75,033	$74,900
Allowance for loan and lease losses	(774)	(772)
Net loans and leases	$74,259	$74,128

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
For leased equipment, the residual component of a direct financing lease represents the estimated fair value of the leased equipment at the end of the lease term. Huntington uses industry data, historical experience, and independent appraisals to establish these residual value estimates. Additional information regarding product life cycle, product upgrades, as well as insight into competing products are obtained through relationships with industry contacts and are factored into residual value estimates where applicable. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer, or purchase of the residual asset by the lessee or another party. Huntington also purchases insurance guaranteeing the value of certain residual assets.
Impairment of the residual values of direct financing leases is evaluated quarterly, with impairment arising if the expected fair value is less than the carrying amount. Effective January 1, 2019, as a result of the implementation of ASU 2016-02, Huntington assesses net investments in leases (including residual values) for impairment and recognize any impairment losses in accordance with the impairment guidance for financial instruments. As such, net investments in leases may be reduced by an allowance for credit losses, with changes recognized as provision expense.

The following table presents net investments in lease financing receivables by category at June 30, 2019 and December 31, 2018.

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Commercial and industrial:
Lease payments receivable	$1,716	$1,747
Estimated residual value of leased assets	700	726
Gross investment in commercial lease financing receivables	2,416	2,473
Deferred origination costs	19	20
Deferred fees	(244)	(250)
Total net investment in C&I lease financing receivables	$2,191	$2,243
The carrying value of residual values guaranteed were $88 million as of June 30, 2019. The future lease rental payments due from customers on sales-type and direct financing leases at June 30, 2019, totaled $1.7 billion and were due as follows: $0.6 billion in 2020, $0.5 billion in 2021, $0.3 billion in 2022, $0.2 billion in 2023, $0.1 billion in 2024, and less than $0.1 billion thereafter. Interest income recognized for these types of leases was $27 million and $53 million for the three-month and six-month periods ended June 30, 2019, respectively.
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
The following table presents NALs by loan class at June 30, 2019 and December 31, 2018.

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Commercial and industrial	$281	$188
Commercial real estate	17	15
Automobile	4	5
Home equity	60	62
Residential mortgage	62	69
RV and marine	1	1
Other consumer	—	—
Total nonaccrual loans	$425	$340

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$52	$19	$81	$152	$30,456	$—	$30,608	$5	(2)
Commercial real estate	10	—	12	22	6,866	—	6,888	—
Automobile	77	15	8	100	12,073	—	12,173	7
Home equity	50	19	53	122	9,296	1	9,419	15
Residential mortgage	126	40	149	315	10,790	77	11,182	119	(3)
RV and marine	9	2	2	13	3,479	—	3,492	1
Other consumer	13	7	6	26	1,245	—	1,271	5
Total loans and leases	$337	$102	$311	$750	$74,205	$78	$75,033	$152

	December 31, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	72	17	51	140	30,465	—	30,605	7	(2)
Commercial real estate	10	—	5	15	6,827	—	6,842	—
Automobile	95	19	10	124	12,305	—	12,429	8
Home equity	51	21	56	128	9,593	1	9,722	17
Residential mortgage	108	47	168	323	10,327	78	10,728	131	(3)
RV and marine	12	3	2	17	3,237	—	3,254	1
Other consumer	14	7	6	27	1,293	—	1,320	6
Total loans and leases	$362	$114	$298	$774	$74,047	$79	$74,900	$170

(1)	NALs are included in this aging analysis based on the loan's past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2019 and 2018.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2019:
ALLL balance, beginning of period	$545	$219	$764
Loan charge-offs	(24)	(46)	(70)
Recoveries of loans previously charged-off	6	16	22
Provision for loan and lease losses	33	25	58
ALLL balance, end of period	$560	$214	$774
AULC balance, beginning of period	$98	$2	$100
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	1	—	1
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$659	$216	$875
Six-month period ended June 30, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(70)	(97)	(167)
Recoveries of loans previously charged-off	19	29	48
Provision for loan and lease losses	69	52	121
ALLL balance, end of period	$560	$214	$774
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	5	—	5
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$659	$216	$875

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2018:
ALLL balance, beginning of period	$515	$206	$721
Loan charge-offs	(12)	(41)	(53)
Recoveries of loans previously charged-off	10	15	25
Provision for loan and lease losses	18	30	48
ALLL balance, end of period	$531	$210	$741
AULC balance, beginning of period	$82	$3	$85
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	8	—	8
AULC balance, end of period	$90	$3	$93
ACL balance, end of period	$621	$213	$834
Six-month period ended June 30, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(35)	(91)	(126)
Recoveries of loans previously charged-off	30	30	60
Provision for loan and lease losses	54	62	116
ALLL balance, end of period	$531	$210	$741
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	6	—	6
AULC balance, end of period	$90	$3	$93
ACL balance, end of period	$621	$213	$834

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

Loans are generally assigned a category of "Pass" rating upon initial approval and subsequently updated as appropriate based on the borrower's financial performance.
Commercial loans categorized as OLEM, Substandard, or Doubtful are considered Criticized loans. Commercial loans categorized as Substandard or Doubtful are both considered Classified loans.
The following table presents each loan and lease class by credit quality indicator at June 30, 2019 and December 31, 2018.

	June 30, 2019
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,584	$634	$1,384	$6	$30,608
Commercial real estate	6,657	156	73	2	6,888

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,140	$4,447	$1,315	$271	$12,173
Home equity	5,960	2,823	586	49	9,418
Residential mortgage	7,630	2,725	589	161	11,105
RV and marine	2,293	992	108	99	3,492
Other consumer	496	594	120	61	1,271

	December 31, 2018
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,807	$518	$1,269	$11	$30,605
Commercial real estate	6,586	181	74	1	6,842

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,254	$4,520	$1,373	$282	$12,429
Home equity	6,098	2,975	591	56	9,720
Residential mortgage	7,159	2,801	612	78	10,650
RV and marine	2,074	990	105	85	3,254
Other consumer	501	633	129	57	1,320

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.

Impaired Loans
See Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2019 and December 31, 2018.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at June 30, 2019
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$49	$9	$58
Attributable to loans collectively evaluated for impairment	511	205	716
Total ALLL balance	$560	$214	$774
Loan and Lease Ending Balances at June 30, 2019 (1)
Portion of loan and lease ending balance:
Individually evaluated for impairment	$594	$584	$1,178
Collectively evaluated for impairment	36,902	36,875	73,777
Total loans and leases evaluated for impairment	$37,496	$37,459	$74,955

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2018
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$33	$10	$43
Attributable to loans collectively evaluated for impairment	509	220	729
Total ALLL balance:	$542	$230	$772
Loan and Lease Ending Balances at December 31, 2018 (1)
Portion of loan and lease ending balances:
Individually evaluated for impairment	516	591	1,107
Collectively evaluated for impairment	36,931	36,783	73,714
Total loans and leases evaluated for impairment	$37,447	$37,374	$74,821

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending balance, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized for impaired loans and leases: (1)

	June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$203	$230	$—	$205	$5	$211	$11
Commercial real estate	28	32	—	34	2	35	4

With an allowance recorded:
Commercial and industrial	329	364	47	328	3	292	5
Commercial real estate	34	38	2	34	—	35	1
Automobile	40	43	2	40	1	39	1
Home equity	301	339	11	306	3	309	7
Residential mortgage	284	319	3	285	3	286	6
RV and marine	3	3	—	3	—	3	—
Other consumer	9	9	2	9	—	9	—

Total
Commercial and industrial (3)	532	594	47	533	8	503	16
Commercial real estate (4)	62	70	2	68	2	70	5
Automobile (2)	40	43	2	40	1	39	1
Home equity (5)	301	339	11	306	3	309	7
Residential mortgage (5)	284	319	3	285	3	286	6
RV and marine (2)	3	3	—	3	—	3	—
Other consumer (2)	9	9	2	9	—	9	—

	December 31, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$224	$261	$—	$259	$6	$268	$10
Commercial real estate	36	45	—	55	2	55	4

With an allowance recorded:
Commercial and industrial	221	240	31	295	3	283	6
Commercial real estate	35	39	2	46	—	48	1
Automobile	38	42	2	37	1	36	1
Home equity	314	356	10	331	4	332	7
Residential mortgage	287	323	4	300	3	303	5
RV and marine	2	3	—	2	—	2	—
Other consumer	9	9	3	7	—	7	—

Total
Commercial and industrial (3)	445	501	31	554	9	551	16
Commercial real estate (4)	71	84	2	101	2	103	5
Automobile (2)	38	42	2	37	1	36	1
Home equity (5)	314	356	10	331	4	332	7
Residential mortgage (5)	287	323	4	300	3	303	5
RV and marine (2)	2	3	—	2	—	2	—
Other consumer (2)	9	9	3	7	—	7	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At June 30, 2019 and December 31, 2018, C&I loans of $333 million and $366 million, respectively, were considered impaired due to their status as a TDR.

(4)	At June 30, 2019 and December 31, 2018, CRE loans of $54 million and $60 million, respectively, were considered impaired due to their status as a TDR.

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

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2019 and 2018.

	New Troubled Debt Restructurings (1)
	Three Months Ended June 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	101	$—	$39	$—	$—	$39
Commercial real estate	6	—	2	—	—	2
Automobile	650	—	4	2	—	6
Home equity	68	—	2	1	—	3
Residential mortgage	96	—	10	1	—	11
RV and marine	31	—	—	2	—	2
Other consumer	343	2	—	—	—	2
Total new TDRs	1,295	$2	$57	$6	$—	$65

	Three Months Ended June 30, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	269	$—	$171	$—	$—	$171
Commercial real estate	38	—	43	—	—	43
Automobile	613	—	3	2	—	5
Home equity	169	—	8	2	—	10
Residential mortgage	119	—	12	—	—	12
RV and marine	40	—	—	—	—	—
Other consumer	493	4	—	—	—	4
Total new TDRs	1,741	$4	$237	$4	$—	$245

	New Troubled Debt Restructurings (1)
	Six Months Ended June 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	216	$—	$74	$—	$—	$74
Commercial real estate	14	—	11	—	—	11
Automobile	1,394	—	9	4	—	13
Home equity	172	—	5	3	—	8
Residential mortgage	172	—	18	1	—	19
RV and marine finance	67	—	—	1	—	1
Other consumer	587	3	—	—	—	3
Total new TDRs	2,622	$3	$117	$9	$—	$129

	Six Months Ended June 30, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	510	$—	$267	$—	$—	$267
Commercial real estate	86	—	74	—	—	74
Automobile	1,240	—	7	4	—	11
Home equity	325	—	14	5	1	20
Residential mortgage	202	—	20	1	—	21
RV and marine finance	59	—	—	1	—	1
Other consumer	934	4	—	—	—	4
Total new TDRs	3,356	$4	$382	$11	$1	$398

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances.
The financial effects of modification represent the impact on the provision (recovery) for loan and lease losses. Amounts for the three-month periods ended June 30, 2019 and 2018, were less than $1 million and $(7) million, respectively. For the six-month periods ended June 30, 2019 and 2018, the financial effects of modification were $(3) million and $(10) million, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB of Cincinnati. As of June 30, 2019 and December 31, 2018, these borrowings and advances are secured by $37.9 billion and $46.5 billion, respectively, of loans and securities.

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at June 30, 2019 and December 31, 2018:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2019
Available-for-sale securities:
U.S. Treasury	$11	$—	$—	$11
Federal agencies:
Residential CMO	6,431	53	(26)	6,458
Residential MBS	1,853	28	(1)	1,880
Commercial MBS	1,476	—	(16)	1,460
Other agencies	114	1	—	115
Total U.S. Treasury, federal agency and other agency securities	9,885	82	(43)	9,924
Municipal securities	3,280	18	(38)	3,260
Asset-backed securities	448	8	(1)	455
Corporate debt	50	1	—	51
Other securities/Sovereign debt	5	—	—	5
Total available-for-sale securities	$13,668	$109	$(82)	$13,695

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,072	$30	$(4)	$2,098
Residential MBS	2,153	28	—	2,181
Commercial MBS	4,147	13	(27)	4,133
Other agencies	328	4	—	332
Total federal agency and other agency securities	8,700	75	(31)	8,744
Municipal securities	4	—	—	4
Total held-to-maturity securities	$8,704	$75	$(31)	$8,748

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$130	$—	$—	$130
Federal Reserve Bank stock	296	—	—	296
Other securities, at fair value
Mutual funds	13	(1)	—	12
Marketable equity securities	1	1	—	2
Total other securities	$440	$—	$—	$440

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2018
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,185	15	(201)	6,999
Residential MBS	1,261	9	(15)	1,255
Commercial MBS	1,641	—	(58)	1,583
Other agencies	128	—	(2)	126
Total U.S. Treasury, federal agency and other agency securities	10,220	24	(276)	9,968
Municipal securities	3,512	6	(78)	3,440
Asset-backed securities	318	1	(4)	315
Corporate debt	54	—	(1)	53
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,108	$31	$(359)	$13,780

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,124	$—	$(47)	$2,077
Residential MBS	1,851	2	(42)	1,811
Commercial MBS	4,235	—	(186)	4,049
Other agencies	350	—	(6)	344
Total federal agency and other agency securities	8,560	2	(281)	8,281
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,565	$2	$(281)	$8,286

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$248	$—	$—	$248
Federal Reserve Bank stock	295	—	—	295
Other securities, at fair value
Mutual funds	20	—	—	20
Marketable equity securities	1	1	—	2
Total other securities	$564	$1	$—	$565

The following table provides the amortized cost and fair value of securities by contractual maturity at June 30, 2019 and December 31, 2018. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2019		December 31, 2018
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$316	$311	$186	$185
After 1 year through 5 years	979	970	1,057	1,039
After 5 years through 10 years	1,847	1,843	1,838	1,802
After 10 years	10,526	10,571	11,027	10,754
Total available-for-sale securities	$13,668	$13,695	$14,108	$13,780

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	20	20	11	11
After 5 years through 10 years	338	342	362	356
After 10 years	8,346	8,386	8,192	7,919
Total held-to-maturity securities	$8,704	$8,748	$8,565	$8,286

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at June 30, 2019 and December 31, 2018:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$—	$—	$3,138	$(26)	$3,138	$(26)
Residential MBS	295	(1)	54	—	349	(1)
Commercial MBS	—	—	1,330	(16)	1,330	(16)
Other agencies	—	—	1	—	1	—
Total federal agency and other agency securities	295	(1)	4,523	(42)	4,818	(43)
Municipal securities	569	(7)	1,636	(31)	2,205	(38)
Asset-backed securities	44	—	48	(1)	92	(1)
Corporate debt	—	—	1	—	1	—
Total temporarily impaired securities	$908	$(8)	$6,208	$(74)	$7,116	$(82)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$—	$—	$455	$(4)	$455	$(4)
Residential MBS	—	—	121	—	121	—
Commercial MBS	—	—	2,933	(27)	2,933	(27)
Other agencies	2	—	17	—	19	—
Total federal agency and other agency securities	2	—	3,526	(31)	3,528	(31)
Municipal securities	4	—	—	—	4	—
Total temporarily impaired securities	$6	$—	$3,526	$(31)	$3,532	$(31)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Available-for-sale securities:
Federal agencies:
Residential CMO	$425	$(3)	$5,943	$(198)	$6,368	$(201)
Residential MBS	259	(6)	319	(9)	578	(15)
Commercial MBS	10	—	1,573	(58)	1,583	(58)
Other agencies	—	—	124	(2)	124	(2)
Total federal agency and other agency securities	694	(9)	7,959	(267)	8,653	(276)
Municipal securities	1,425	(24)	1,602	(54)	3,027	(78)
Asset-backed securities	95	(2)	117	(2)	212	(4)
Corporate debt	40	—	1	(1)	41	(1)
Total temporarily impaired securities	$2,254	$(35)	$9,679	$(324)	$11,933	$(359)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$12	$—	$2,004	$(47)	$2,016	$(47)
Residential MBS	16	—	1,457	(42)	1,473	(42)
Commercial MBS	—	—	4,041	(186)	4,041	(186)
Other agencies	113	(2)	205	(4)	318	(6)
Total federal agency and other agency securities	141	(2)	7,707	(279)	7,848	(281)
Municipal securities	—	—	4	—	4	—
Total temporarily impaired securities	$141	$(2)	$7,711	$(279)	$7,852	$(281)

At June 30, 2019 and December 31, 2018, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.3 billion and $4.5 billion, respectively. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2019 or December 31, 2018.
The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Gross gains on sales of securities	$9	$1	$9	$6
Gross losses on sales of securities	(11)	(1)	(11)	(6)
Net (loss) gain on sales of securities	$(2)	$—	$(2)	$—

Security Impairment
Huntington evaluates the securities portfolio for impairment on a quarterly basis. As of June 30, 2019, the Company has evaluated available-for-sale and held-to-maturity securities with gross unrealized losses for impairment and concluded no OTTI is required.
Other securities that are carried at cost are reviewed for impairment on a quarterly basis, with valuation adjustments recognized in other noninterest income. As of June 30, 2019, the Company concluded no impairment is required.

5. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Residential mortgage loans sold with servicing retained	$954	$897	$1,787	$1,740
Pretax gains resulting from above loan sales (1)	23	19	35	40

(1)	Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the amortization method for the three-month and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Carrying value, beginning of period	$202	$200	$211	$191
New servicing assets created	10	11	19	20
Impairment (charge) recovery	(18)	—	(27)	7
Amortization	(10)	(7)	(19)	(14)
Carrying value, end of period	$184	$204	$184	$204
Fair value, end of period	$184	$212	$184	$212
Weighted-average life (years)	5.5	7.0	5.5	7.0

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
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at June 30, 2019, and December 31, 2018 follows:

	June 30, 2019				December 31, 2018
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	13.70%		$(7)	$(14)	9.40%		$(6)	$(12)
Spread over forward interest rate swap rates	894	bps	(5)	(11)	934	bps	(7)	(13)

Additionally, at June 30, 2019 and 2018, Huntington held MSRs recorded using the fair value method of $9 million and $11 million, respectively.
Total servicing, late fees and other ancillary fees included in mortgage banking income was $16 million and $15 million for the three-month periods ended June 30, 2019 and 2018, respectively. For the six-month periods ended June 30, 2019 and 2018, total servicing, late fees and other ancillary fees included in mortgage banking income was $31 million and $29 million. The unpaid principal balance of residential mortgage loans serviced for third parties was $21.5 billion and $21.0 billion at June 30, 2019 and December 31, 2018, respectively.
6. OPERATING LEASES
At June 30, 2019, Huntington was obligated under noncancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options). Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices. Occasionally, Huntington will sublease the land and buildings for which it has obtained the right to use; substantially all of those sublease arrangements are classified as operating, with sublease income recognized on a straight-line basis over the contractual term of the arrangement. Huntington has elected not to include non-lease components in the measurement of right-of-use assets, and as such allocates the costs attributable to such components, where those costs are not separately identifiable, via per-square-foot costing analysis developed by the entity for owned and leased spaces. Huntington uses a portfolio approach to develop discount rates as its lease portfolio is comprised of substantially all branch space and office space used in the entity’s operations. That rate, an input used in the measurement of the entity’s right-of-use assets, leverages an incremental borrowing rate of appropriate tenor and collateralization.
Net lease assets and liabilities at June 30, 2019 are as follows:

(dollar amounts in millions)	Classification	June 30, 2019
Assets
Operating lease assets	Other assets	$202
Liabilities
Lease liabilities	Other liabilities	$228

Net lease cost for the three-month and six-month periods ended June 30, 2019 is as follows:

(dollar amounts in millions)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Net occupancy	$13	$25
Sublease income	Net occupancy	(1)	(2)
Net lease cost		$12	$23

Maturity of lease liabilities at June 30, 2019 are as follows:

(dollar amounts in millions)	Total
Remainder of 2019	$22
2020	50
2021	37
2022	32
2023	27
Thereafter	103
Total lease payments	$271
Less: Interest	(43)
Total lease liabilities	$228

Lease term and discount rate as of June 30, 2019 are as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.53

Weighted-average discount rate
Operating leases	4.70%

Cash flow supplemental information at June 30, 2019 are as follows:

(dollar amounts in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(27)

Right-of-use assets obtained in exchange for lease obligations
Operating leases	12

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
8. OTHER COMPREHENSIVE INCOME
The components of Huntington's OCI for the three-month and six-month periods ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$163	$(36)	$127
Less: Reclassification adjustment for realized net losses (gains) included in net income	9	(2)	7
Net change in unrealized holding gains (losses) on available-for-sale securities	172	(38)	134
Net change in fair value on cash flow hedges	60	(13)	47
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$233	$(51)	$182

	Three Months Ended June 30, 2018
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(71)	$15	$(56)
Less: Reclassification adjustment for realized net losses (gains) included in net income	3	—	3
Net change in unrealized gains (losses) on available-for-sale securities	(68)	15	(53)
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$(67)	$15	$(52)

	Six Months Ended June 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$347	$(77)	$270
Less: Reclassification adjustment for realized net losses (gains) included in net income	13	(3)	10
Net change in unrealized holding gains (losses) on available-for-sale securities	360	(80)	280
Net change in fair value on cash flow hedges	68	(14)	54
Net change in pension and other post-retirement obligations	2	—	2
Total other comprehensive income (loss)	$430	$(94)	$336

	Six Months Ended June 30, 2018
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(277)	59	(218)
Less: Reclassification adjustment for realized net losses (gains) included in net income	18	(3)	15
Net change in unrealized holding gains (losses) on available-for-sale securities	(259)	56	(203)
Net change in pension and other post-retirement obligations	2	—	2
Total other comprehensive income (loss)	$(257)	$56	$(201)

Activity in accumulated OCI for the three and six month periods ended June 30, 2019 and 2018, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three Months Ended June 30, 2019
Balance, beginning of period	$(217)	$7	$(245)	$(455)
Other comprehensive income before reclassifications	127	47	—	174
Amounts reclassified from accumulated OCI to earnings	7	—	1	8
Period change	134	47	1	182
Balance, end of period	$(83)	$54	$(244)	$(273)

Three Months Ended June 30, 2018
Balance, beginning of period	$(428)	$—	$(249)	$(677)
Other comprehensive income before reclassifications	(56)	—	—	(56)
Amounts reclassified from accumulated OCI to earnings	3	—	1	4
Period change	(53)	—	1	(52)
Other	(1)			(1)
Balance, end of period	$(482)	$—	$(248)	$(730)

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Six Months Ended June 30, 2019
Balance, beginning of period	$(363)	$—	$(246)	$(609)
Other comprehensive income before reclassifications	270	54	—	324
Amounts reclassified from accumulated OCI to earnings	10	—	2	12
Period change	280	54	2	336
Balance, end of period	$(83)	$54	$(244)	$(273)

Six Months Ended June 30, 2018
Balance, beginning of period	$(278)	$—	$(250)	$(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)			(1)
Other comprehensive income before reclassifications	(218)	—	—	(218)
Amounts reclassified from accumulated OCI to earnings	15	—	2	17
Period change	(203)	—	2	(201)
Balance, end of period	$(482)	$—	$(248)	$(730)

(1)
AOCI amounts at June 30, 2019, March 31, 2019 and June 30, 2018 include $131 million, $134 million and $144 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2019 and 2018:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in millions)	June 30, 2019	June 30, 2018
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(3)	$(3)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(6)	—	Noninterest income - net gains (losses) on sale of securities
Total before tax	(9)	(3)
Tax (expense) benefit	2	—
Net of tax	$(7)	$(3)
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1)	$(1)	Noninterest income
Net periodic benefit costs	—	—	Noninterest income
Total before tax	(1)	(1)
Tax (expense) benefit	—	—
Net of tax	$(1)	$(1)

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Six Months Ended
(dollar amounts in millions)	June 30, 2019	June 30, 2018
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(7)	$(6)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(6)	(12)	Noninterest income - net gains (losses) on sale of securities
Total before tax	(13)	(18)
Tax (expense) benefit	3	3
Net of tax	$(10)	$(15)
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(3)	$(3)	Noninterest income
Net periodic benefit costs	1	1	Noninterest income
Total before tax	(2)	(2)
Tax (expense) benefit	—	—
Net of tax	$(2)	$(2)

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
For the six months ended June 30, 2018, total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per data, share count in thousands)	2019	2018	2019	2018
Basic earnings per common share:
Net income	$364	$355	$722	$681
Preferred stock dividends	(18)	(21)	(37)	(33)
Net income available to common shareholders	$346	$334	$685	$648
Average common shares issued and outstanding	1,044,802	1,103,337	1,045,899	1,093,587
Basic earnings per common share	$0.33	$0.30	$0.66	$0.59
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,308	15,803	13,057	17,830
Shares held in deferred compensation plans	4,170	3,472	4,003	3,350
Dilutive impact of Preferred Stock	—	—	—	8,879
Dilutive potential common shares	15,478	19,275	17,060	30,059
Total diluted average common shares issued and outstanding	1,060,280	1,122,612	1,062,959	1,123,646
Diluted earnings per common share	$0.33	$0.30	$0.64	$0.58
Anti-dilutive awards (1)	7,656	2,488	6,237	1,517

(1)	Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

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

(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Noninterest income
Noninterest income from contracts with customers	$235	$217	$457	$431
Noninterest income within the scope of other GAAP topics	139	119	236	219
Total noninterest income	$374	$336	$693	$650

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 15 "Segment Reporting".

	Three Months Ended June 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$73	$16	$2	$1	$—	$92
Card and payment processing income	56	4	—	—	—	60
Trust and investment management services	8	1	—	34	—	43
Insurance income	9	1	—	12	1	23
Other income	8	5	1	1	2	17
Net revenue from contracts with customers	$154	$27	$3	$48	$3	$235
Noninterest income within the scope of other GAAP topics	44	62	1	1	31	139
Total noninterest income	$198	$89	$4	$49	$34	$374

	Three Months Ended June 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$72	$16	$2	$1	$—	$91
Card and payment processing income	49	3	—	—	—	52
Trust and investment management services	5	2	—	35	—	42
Insurance income	10	1	—	10	—	21
Other income	10	1	—	—	—	11
Net revenue from contracts with customers	$146	$23	$2	$46	$—	$217
Noninterest income within the scope of other GAAP topics	42	59	1	2	15	119
Total noninterest income	$188	$82	$3	$48	$15	$336

	Six Months Ended June 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$142	$32	$3	$2	$—	$179
Card and payment processing income	106	7	—	—	—	113
Trust and investment management services	16	1	—	69	1	87
Insurance income	17	3	—	23	1	44
Other income	16	10	2	4	2	34
Net revenue from contracts with customers	$297	$53	$5	$98	$4	$457
Noninterest income within the scope of other GAAP topics	75	112	1	2	46	236
Total noninterest income	$372	$165	$6	$100	$50	$693

	Six Months Ended June 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$140	$32	$3	$2	$—	$177
Card and payment processing income	96	5	—	—	—	101
Trust and investment management services	12	2	—	72	—	86
Insurance income	18	2	—	21	1	42
Other income	20	1	1	2	1	25
Net revenue from contracts with customers	$286	$42	$4	$97	$2	$431
Noninterest income within the scope of other GAAP topics	77	111	2	2	27	219
Total noninterest income	$363	$153	$6	$99	$29	$650

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2019 is expected to be earned within one year.

11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 17 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2019 and 2018.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Federal agencies: Other agencies	$—	$3	$—	$—	$3
Municipal securities	—	105	—	—	105
Other securities	68	—	—	—	68
	68	108	—	—	176
Available-for-sale securities:
U.S. Treasury securities	11	—	—	—	11
Residential CMOs	—	6,458	—	—	6,458
Residential MBS	—	1,880	—	—	1,880
Commercial MBS	—	1,460	—	—	1,460
Other agencies	—	115	—	—	115
Municipal securities	—	58	3,202	—	3,260
Asset-backed securities	—	455	—	—	455
Corporate debt	—	51	—	—	51
Other securities/sovereign debt	—	5	—	—	5
	11	10,482	3,202	—	13,695
Other securities	14	—	—	—	14
Loans held for sale	—	736	—	—	736
Loans held for investment	—	50	28	—	78
MSRs	—	—	9	—	9
Derivative assets	2	817	12	(398)	433
Liabilities
Derivative liabilities	12	474	3	(372)	117

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	1	27	—	—	28
Other securities	$77	$—	$—	$—	$77
	78	27	—	—	105
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,999	—	—	6,999
Residential MBS	—	1,255	—	—	1,255
Commercial MBS	—	1,583	—	—	1,583
Other agencies	—	126	—	—	126
Municipal securities	—	275	3,165	—	3,440
Asset-backed securities	—	315	—	—	315
Corporate debt	—	53	—	—	53
Other securities/sovereign debt	—	4	—	—	4
	5	10,610	3,165	—	13,780
Other securities	22	—	—	—	22
Loans held for sale	—	613	—	—	613
Loans held for investment	—	49	30	—	79
MSRs	—	—	10	—	10
Derivative assets	21	474	5	(291)	209
Liabilities
Derivative liabilities	11	390	3	(217)	187

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2019 and 2018, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$10	$5	$3,237	$29
Transfers out of Level 3 (1)	—	(15)	—	—
Total gains/losses for the period:
Included in earnings	(1)	19	(1)	—
Included in OCI	—	—	3	—
Purchases/originations	—	—	28	—
Sales	—	—	—	—
Repayments	—	—	—	(1)
Settlements	—	—	(65)	—
Closing balance	$9	$9	$3,202	$28
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$4	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$3	$—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$12	$—	$3,230	$37
Transfers out of Level 3 (1)	—	(9)	—	—
Total gains/losses for the period:
Included in earnings	(1)	10	(1)	—
Included in OCI	—	—	(9)	—
Purchases/originations	—	—	86	—
Sales	—	—	—	—
Repayments	—	—	—	(3)
Settlements	—	—	(128)	—
Closing balance	$11	$1	$3,178	$34
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$2	$—	$—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$10	$2	$3,165	$30
Transfers out of Level 3 (1)	—	(24)	—	—
Total gains/losses for the period:
Included in earnings	(1)	31	—	—
Included in OCI	—	—	46	—
Purchases/originations	—	—	108	—
Sales	—	—	—	—
Repayments	—	—	—	(2)
Settlements	—	—	(117)	—
Closing balance	$9	$9	$3,202	$28
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$6	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$46	$—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3 (1)	—	(14)	—	—	—
Total gains/losses for the period:
Included in earnings	—	16	(2)	(2)	—
Included in OCI	—	—	(37)	11	—
Purchases/originations	—	—	279	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(4)
Issues	—	—	—	—	—
Settlements	—	—	(229)	—	—
Closing balance	$11	$1	$3,178	$—	$34
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$2	$—	$—	$—

(1) Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2019 and 2018:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$19	$—
Interest and fee income	—	—	(1)
Total	$(1)	$19	$(1)

	Level 3 Fair Value Measurements Three Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$10	$—
Other expense	—	—	(1)
Total	$(1)	$10	$(1)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$31	$—
Interest and fee income	—	—	—
Total	$(1)	$31	$—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities
Classification of gains and losses in earnings:
Mortgage banking income	$—	$16	$—	$—
Securities gains (losses)	—	—	—	(2)
Other expense	—	—	(2)	—
Total	$—	$16	$(2)	$(2)

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2019
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$736	$711	$25	$—	$—	$—
Loans held for investment	78	86	(8)	5	7	(2)

	December 31, 2018
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$613	$594	$19	$—	$—	$—
Loans held for investment	79	87	(8)	6	7	(1)
The following tables present the net gains (losses) from fair value changes for the three-month and six-month periods ended June 30, 2019 and 2018.

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Assets	2019	2018	2019	2018
Loans held for sale (1)	$8	$5	$6	$3
Loans held for investment	—	—	—	—

(1)	The net gains (losses) from fair value changes are included in Mortgage banking income on the Unaudited Condensed Consolidated Statements of Income.
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The amounts presented represent the fair value on the various measurement dates throughout the period. The gains (losses) represent the amounts recorded during the period regardless of whether the asset is still held at period end.
The amounts measured at fair value on a nonrecurring basis at June 30, 2019 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Six Months Ended June 30, 2019
MSRs	$184	$—	$—	$184	$(27)
Impaired loans	14	—	—	14	—

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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2019
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$9	Discounted cash flow	Constant prepayment rate	0%	-	25%	9%
			Spread over forward interest rate swap rates	5%	-	11%	9%
Derivative assets	12	Consensus Pricing	Net market price	(6)%	-	9%	4%
			Estimated Pull through %	4%	-	100%	89%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				163%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				2%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,202	Discounted cash flow	Discount rate	3%	-	3%	3%
			Cumulative default	0%	-	64%	4%
			Loss given default	5%	-	80%	25%
Loans held for investment	28	Discounted cash flow	Discount rate	6%	-	7%	6%
			Constant prepayment rate	8%	-	12%	8%
Measured at fair value on a nonrecurring basis:
MSRs	184	Discounted cash flow	Constant prepayment rate	10%		31%	14%
			Spread over forward interest rate swap rates	5%		11%	9%
Impaired loans	14	Appraisal value	NA				NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$10	Discounted cash flow	Constant prepayment rate	6%	-	54%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	5	Consensus Pricing	Net market price	(5)%	-	23%	2%
			Estimated Pull through %	1%	-	100%	92%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				163%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				4%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,165	Discounted cash flow	Discount rate	4%	-	4%	4%
			Cumulative default	0%	-	39%	3%
			Loss given default	5%	-	90%	25%
Loans held for investment	30	Discounted cash flow	Discount rate	7%	-	9%	9%
			Constant prepayment rate	9%	-	9%	9%
Measured at fair value on a nonrecurring basis:
Impaired loans	33	Appraisal value	NA				NA
Loans held for sale	121	Discounted cash flow	Discount rate	5%	-	6%	5%
	24	Appraisal value	NA				NA

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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,747	$—	$—	$1,747	$1,747
Trading account securities	—	—	176	176	176
Available-for-sale securities	—	—	13,695	13,695	13,695
Held-to-maturity securities	8,704	—	—	8,704	8,748
Other securities	426	—	14	440	440
Loans held for sale	—	42	736	778	781
Net loans and leases (1)	74,181	—	78	74,259	74,775
Derivatives	—	—	433	433	433
Financial Liabilities
Deposits	80,882	—	—	80,882	80,890
Short-term borrowings	4,161	—	—	4,161	4,161
Long-term debt	8,973	—	—	8,973	9,180
Derivatives	—	—	117	117	117

	December 31, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$2,725	$—	$—	$2,725	$2,725
Trading account securities	—	—	105	105	105
Available-for-sale securities	—	—	13,780	13,780	13,780
Held-to-maturity securities	8,565	—	—	8,565	8,286
Other securities	543	—	22	565	565
Loans held for sale	—	191	613	804	806
Net loans and leases (1)	74,049	—	79	74,128	73,668
Derivatives	—	—	209	209	209
Financial Liabilities
Deposits	84,774	—	—	84,774	84,731
Short-term borrowings	2,017	—	—	2,017	2,017
Long-term debt	8,625	—	—	8,625	8,718
Derivatives	—	—	187	187	187

(1)	Includes collateral-dependent loans measured for impairment.
The following table presents the level in the fair value hierarchy for the estimated fair values at June 30, 2019 and December 31, 2018:

	Estimated Fair Value Measurements at Reporting Date Using			June 30, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$68	$108	$—	$176
Available-for-sale securities	11	10,482	3,202	13,695
Held-to-maturity securities	—	8,748	—	8,748
Other securities (1)	14	—	—	14
Loans held for sale	—	736	45	781
Net loans and direct financing leases	—	78	74,697	74,775
Financial Liabilities
Deposits	—	73,905	6,985	80,890
Short-term borrowings	—	4,161	—	4,161
Long-term debt	—	8,609	571	9,180

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$78	$27	$—	$105
Available-for-sale securities	5	10,610	3,165	13,780
Held-to-maturity securities	—	8,286	—	8,286
Other securities (1)	22	—	—	22
Loans held for sale	—	613	193	806
Net loans and direct financing leases	—	49	73,619	73,668
Financial Liabilities
Deposits	—	76,922	7,809	84,731
Short-term borrowings	1	—	2,016	2,017
Long-term debt	—	8,158	560	8,718

(1)	Excludes securities without readily determinable fair values.
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
The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	June 30, 2019		December 31, 2018
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$233	$9	$44	$42
Derivatives not designated as Hedging Instruments
Interest rate contracts	425	311	261	165
Foreign exchange contracts	18	16	23	19
Commodities contracts	154	150	172	168
Equity contracts	1	3	—	10
Total Contracts	$831	$489	$500	$404

The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and six-month periods ended June 30, 2019 and 2018, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)		2019	2018	2019	2018
Interest rate contracts:
Customer	Capital markets fees	$12	$12	$22	$19
Mortgage Banking	Mortgage banking income	22	—	34	8
Interest Rate Floors	Other noninterest income	5	—	5	—
Foreign exchange contracts	Capital markets fees	7	7	15	12
Commodities contracts	Capital markets fees	2	—	(4)	2
Equity contracts	Other noninterest expense	—	(3)	(1)	(3)
Total		$48	$16	$71	$38

Derivatives used in asset and liability management activities
Huntington engages in balance sheet hedging activity, principally for asset liability management purposes. Balance sheet hedging activity is generally arranged to receive hedge accounting treatment that can be classified as either fair value or cash flow hedges. Fair value hedges are executed to hedge changes in fair value of outstanding fixed-rate debt caused by fluctuations in market interest rates. Cash flow hedges are executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments.

	June 30, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Loans	$—	$11,925	$—	$11,925
Investment securities	—	12	—	12
Long-term debt	6,740	—	—	6,740
Unassigned (1)	—	—	2,200	2,200
Total notional value at June 30, 2019	$6,740	$11,937	$2,200	$20,877

		December 31, 2018
(dollar amounts in millions)		Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities		$—	$12	$12
Long-term debt		4,865	—	4,865
Total notional value at December 31, 2018		$4,865	$12	$4,877

(1)	Huntington held $2.2 billion as of June 30, 2019 of interest rate floors to economically hedge the impact of potential interest rate decreases.

The following table presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at June 30, 2019 and December 31, 2018.

	June 30, 2019
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$5,937	3.5	$48	1.87%	2.19%
Liability conversion swaps
Receive fixed—generic	6,740	2.6	137	2.26	2.44
Total swap portfolio at June 30, 2019	$12,677	3.0	$185	2.08%	2.32%

	June 30, 2019

(dollar amounts in millions)	Notional Value		Average Maturity (years)		Fair Value
Interest rate floors
Designated interest rate floors	$6,000		1.9		$39
Unassigned interest rate floors	2,200		1.4		10
Total floors portfolio at June 30, 2019	$8,200		1.7		$49

	December 31, 2018
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.2	$—	2.20%	2.46%
Liability conversion swaps
Receive fixed—generic	$4,865	2.6	$2	2.24%	2.54%
Total swap portfolio at December 31, 2018	$4,877	2.6	$2	2.24%	2.54%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. With the exception of $2.2 billion of interest rate floors that are economically hedging interest rate decreases, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $(15) million and $(15) million for the three-month periods ended June 30, 2019, and 2018, respectively, and $(29) million and $(14) million for the six-month periods ended June 30, 2019, and 2018, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Interest rate contracts
Change in fair value of interest rate swaps hedging long-term debt (1)	$88	$134	$129	$66
Change in fair value of hedged long term debt (1)	(88)	(132)	(129)	(61)

(1)	Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.

As of June 30, 2019 and December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Long-term debt	$6,769	$4,845	$117	$(12)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(110) million and $(127) million at June 30, 2019 and December 31, 2018, respectively.
Cash Flow Hedges
During the first six months of 2019, Huntington entered into $11.9 billion of interest rate floors and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Also during the first six months of 2019, Huntington purchased $2.2 billion of interest rate floors to economically hedge the impact of potential interest rate decreases. These contracts are measured at fair value with changes in fair value recognized in earnings.

Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington's mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. The net asset (liability) position of these derivatives at June 30, 2019 and December 31, 2018 are $2 million and $(4) million, respectively. At June 30, 2019 and December 31, 2018, Huntington had commitments to sell residential real estate loans of $1.4 billion and $0.8 billion, respectively. These contracts mature in less than 1 year.
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
The notional value of the derivative financial instruments, corresponding trading assets and liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	June 30, 2019		December 31, 2018
Notional value	$535		$—
Trading assets	19			—
Trading liabilities	—			—

	Three months ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Trading gains (losses)	$18	—		$25 (8)

MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Unaudited Condensed Balance Sheets. Trading gains (losses) are included in mortgage banking income in the Unaudited Condensed Consolidated Statement of Income.

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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both June 30, 2019 and December 31, 2018, were $89 million and $92 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $27 billion and $26 billion at June 30, 2019 and December 31, 2018, respectively. Huntington’s credit risk from customer derivatives was $386 million and $132 million at the same dates, respectively.
Visa®-related Swaps
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. At June 30, 2019, the fair value of the swap liabilities of $3 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
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
At June 30, 2019 and December 31, 2018, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $34 million and $37 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At June 30, 2019, Huntington pledged $82 million of investment securities and cash collateral to counterparties, while other counterparties pledged $206 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
June 30, 2019	Derivatives	$831	$(398)	$433	$(12)	$(65)	$356
December 31, 2018	Derivatives	500	(291)	209	(4)	(53)	152

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
June 30, 2019	Derivatives	$489	$(372)	$117	$(3)	$(5)	$109
December 31, 2018	Derivatives	404	(217)	187	—	(12)	175
13. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2019, and December 31, 2018:

	June 30, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	738	358	738
Other Investments	142	50	142
Total	$894	$660	$880

	December 31, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	708	357	708
Other Investments	126	53	126
Total	$848	$662	$834

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

A list of trust preferred securities outstanding at June 30, 2019 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	3.02%	(2)	$70	$6
Huntington Capital II	2.94	(3)	32	3
Sky Financial Capital Trust III	3.72	(4)	72	2
Sky Financial Capital Trust IV	3.72	(4)	74	2
Camco Financial Trust	3.65	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at June 30, 2019, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at June 30, 2019, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at June 30, 2019, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at June 30, 2019, based on three-month LIBOR +1.33%.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2019 and December 31, 2018.

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Affordable housing tax credit investments	$1,221	$1,147
Less: amortization	(483)	(439)
Net affordable housing tax credit investments	$738	$708
Unfunded commitments	$358	$357

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2019	2018	2019	2018
Tax credits and other tax benefits recognized	$26	$23	$53	$46

Proportional amortization expense included in provision for income taxes	22	20	44	39

There were no material sales of affordable housing tax credit investments during the three-month and six-month periods ended June 30, 2019 and 2018. There was no impairment recognized for the three-month and six-month periods ended June 30, 2019 and 2018.
Other VIE's
Other VIE's include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, automobile securitizations, and other miscellaneous investments.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2019 and December 31, 2018, were as follows:

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$17,731	$17,149
Consumer	15,133	14,974
Commercial real estate	1,421	1,188
Standby letters of credit	610	676
Commercial letters-of-credit	9	14

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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $12 million and $13 million at June 30, 2019 and December 31, 2018, respectively.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $25 million at June 30, 2019 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Huntington uses an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). During the first half of 2019, the Company updated and refined its FTP methodology primarily related to the allocation of deposit funding costs. Prior period amounts presented below have been restated to reflect the new methodology.
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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s June 30, 2019, December 31, 2018, and June 30, 2018, reported results by business segment.

	Three Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2019
Net interest income	$464	$264	$96	$52	$(64)	$812
Provision (benefit) for credit losses	30	24	5	—	—	59
Noninterest income	198	89	4	49	34	374
Noninterest expense	427	145	38	67	23	700
Provision (benefit) for income taxes	43	39	12	7	(38)	63
Net income (loss)	$162	$145	$45	$27	$(15)	$364
2018
Net interest income	$416	$248	$98	$50	$(28)	$784
Provision (benefit) for credit losses	27	18	10	1	—	56
Noninterest income	188	82	3	48	15	336
Noninterest expense	429	126	37	64	(4)	652
Provision (benefit) for income taxes	31	39	11	7	(31)	57
Net income (loss)	$117	$147	$43	$26	$22	$355

	Six Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2019
Net interest income	$936	$536	$191	$104	$(133)	$1,634
Provision (benefit) for credit losses	48	67	14	(3)	—	126
Noninterest income	372	165	6	100	50	693
Noninterest expense	827	288	75	130	33	1,353
Provision (benefit) for income taxes	91	73	23	16	(77)	126
Net income (loss)	$342	$273	$85	$61	$(39)	$722
2018
Net interest income	$806	$488	$197	$97	$(34)	$1,554
Provision (benefit) for credit losses	59	39	24	—	—	122
Noninterest income	363	153	6	99	29	650
Noninterest expense	840	245	70	121	9	1,285
Provision (benefit) for income taxes	57	74	23	16	(54)	116
Net income (loss)	$213	$283	$86	$59	$40	$681

	Assets at		Deposits at
(dollar amounts in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Consumer & Business Banking	$25,293	$27,486	$51,577	$50,300
Commercial Banking	34,063	34,818	20,049	23,185
Vehicle Finance	19,346	19,435	340	346
RBHPCG	6,482	6,540	5,863	6,809
Treasury / Other	23,063	20,502	3,053	4,134
Total	$108,247	$108,781	$80,882	$84,774

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2018 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 to April 30, 2019	309,030	$13.93	$147,705,441
May 1, 2019 to May 31, 2019	5,697,612	13.35	71,627,406
June 1, 2019 to June 30, 2019	5,337,782	13.42	—
Total	11,344,424	$13.40	$—

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.

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
On July 17, 2018, the Board authorized the repurchase of up to $1.068 billion of common shares over the four quarters through the 2019 second quarter. During the 2019 second quarter, Huntington repurchased a total of 11.3 million shares at a weighted average share price of $13.40.
On June 27, 2019, Huntington announced proposed capital actions which included a 7% increase in the quarterly dividend per common share to $0.15, starting in the third quarter of 2019, the repurchase of up to $513 million of common stock over the next four quarters (July 1, 2019 through June 30, 2020), and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities. Any capital actions, including those contemplated in the above announced actions, are subject to consideration and evaluation by Huntington’s Board of Directors.

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

10.1	Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018	001-34073	10.4
10.2	Transition Agreement, dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough III	Current Report on Form 8-K dated May 13, 2019.	001-34073	10.1
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document
101.SCH	*XBRL Taxonomy Extension Schema Document
101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2019, formatted in iXBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 29, 2019	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2019	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer (Principal Financial Officer)