Form 10-Q
period 2019-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2019-10-28
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,032,755,207 shares of the Registrant’s common stock ($0.01 par value) outstanding on September 30, 2019.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CECL	Current Expected Credit Loss
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Cincinnati
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PCD	Purchased-Credit-Deteriorated

RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
EXECUTIVE OVERVIEW
Summary of 2019 Third Quarter Results Compared to 2018 Third Quarter
For the quarter, we reported net income of $372 million, or $0.34 per common share, compared with $378 million, or $0.33 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent net interest income was $805 million, down $5 million, or 1%. This reflected a 12 basis point decrease in the FTE net interest margin to 3.20%, partially offset by the benefit from the $2.9 billion, or 3%, increase in average earning assets.
The provision for credit losses increased $29 million year-over-year to $82 million in the 2019 third quarter. Net charge-offs increased $44 million to $73 million. The increase was centered in two specific energy credit relationships, which made up nearly three-fourths of the total commercial net charge-offs. Consumer charge-offs have remained consistent over the past year. NCOs represented an annualized 0.39% of average loans and leases in the current quarter, up from 0.16% in the year-ago quarter.
Non-interest income was $389 million, up $47 million, or 14%, from the year ago quarter. Mortgage banking income increased $23 million, or 74%, primarily reflecting higher overall salable spreads, and $8 million of income from net MSR risk management-related activities. Capital markets fees increased $10 million, or 38%, driven by increased underwriting activity primarily associated with the Hutchinson, Shockey, Erley & Co. acquisition. Card and payment processing income increased $7 million, or 12%, and service charges on deposit accounts increased $5 million, or 5%, both reflecting increased account activity.
Non-interest expense was $667 million, up $16 million, or 2%, from the year-ago quarter. Personnel costs increased $18 million, or 5%, primarily reflecting a shift to colleagues supporting our core strategies and the implementation of annual merit increases in the 2019 second quarter. Outside data processing and other services increased $18 million, or 26%, primarily driven by higher technology investment costs. Deposit and other insurance expense decreased $10 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Other expense decreased $9 million, or 16%, primarily as a result of operational losses in the third quarter 2018.
Common Equity Tier 1 risk-based capital ratio was 10.02%, up from 9.89% a year ago. The regulatory Tier 1 risk-based capital ratio was 11.41% compared to 11.33% at September 30, 2018. All capital ratios were impacted by the repurchase of 33.4 million common shares over the last four quarters.

Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
Economy
Consumer confidence remains at a high level, and consumers continue to perform well. We experienced strong origination activity in our home lending and auto finance businesses, while maintaining our underwriting discipline. Consistent with recent economic data pointing toward slowing growth, compounded by uncertainty related to trade and tariffs, we have seen a shift in tone from some of our manufacturing customers, which has impacted certain of their investments and expansions. While our commercial loan pipeline remains consistent with a year ago, providing us near-term confidence, we have a more measured outlook for commercial loan growth over the medium term.
As we have stated the past few quarters, we do not foresee a recession in the near term. Our core earnings power, strong capital, aggregate moderate-to-low risk appetite, and long-term strategic alignment position us to withstand economic headwinds should they emerge.
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

Table 1 - Selected Quarterly Income Statement Data

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollar amounts in millions, share amounts in thousands)	2019	2019	2019	2018	2018
Interest income	$1,052	$1,068	$1,070	$1,056	$1,007
Interest expense	253	256	248	223	205
Net interest income	799	812	822	833	802
Provision for credit losses	82	59	67	60	53
Net interest income after provision for credit losses	717	753	755	773	749
Service charges on deposit accounts	98	92	87	94	93
Card and payment processing income	64	63	56	58	57
Trust and investment management services	44	43	44	42	43
Mortgage banking income	54	34	21	23	31
Capital markets fees	36	34	22	34	26
Insurance income	20	23	21	21	19
Bank owned life insurance income	18	15	16	16	19
Gain on sale of loans and leases	13	13	13	16	16
Securities gains (losses)	—	(2)	—	(19)	(2)
Other income	42	59	39	44	40
Total noninterest income	389	374	319	329	342
Personnel costs	406	428	394	399	388
Outside data processing and other services	87	89	81	83	69
Net occupancy	38	38	42	70	38
Equipment	41	40	40	48	38
Deposit and other insurance expense	8	8	8	9	18
Professional services	16	12	12	17	17
Marketing	10	11	7	15	12
Amortization of intangibles	12	12	13	13	13
Other expense	49	62	56	57	58
Total noninterest expense	667	700	653	711	651
Income before income taxes	439	427	421	391	440
Provision for income taxes	67	63	63	57	62
Net income	372	364	358	334	378
Dividends on preferred shares	18	18	19	19	18
Net income applicable to common shares	$354	$346	$339	$315	$360

Average common shares—basic	1,034,940	1,044,802	1,046,995	1,054,460	1,084,536
Average common shares—diluted	1,051,273	1,060,280	1,065,638	1,073,055	1,103,740
Net income per common share—basic	$0.34	$0.33	$0.32	$0.30	$0.33
Net income per common share—diluted	0.34	0.33	0.32	0.29	0.33
Return on average total assets	1.37%	1.36%	1.35%	1.25%	1.42%
Return on average common shareholders’ equity	13.4	13.5	13.8	12.9	14.3
Return on average tangible common shareholders’ equity (1)	17.3	17.7	18.3	17.3	19.0
Net interest margin (2)	3.20	3.31	3.39	3.41	3.32
Efficiency ratio (3)	54.7	57.6	55.8	58.7	55.3
Effective tax rate	15.4	14.6	15.0	14.6	14.1

Revenue—FTE
Net interest income	$799	$812	$822	$833	$802
FTE adjustment	6	7	7	8	8
Net interest income (2)	805	819	829	841	810
Noninterest income	389	374	319	329	342
Total revenue (2)	$1,194	$1,193	$1,148	$1,170	$1,152

Table 2 - Selected Year to Date Income Statements

	Nine Months Ended September 30,		Change
(dollar amounts in millions, except per share amounts)	2019	2018	Amount	Percent
Interest income	$3,190	$2,893	$297	10%
Interest expense	757	537	220	41
Net interest income	2,433	2,356	77	3
Provision for credit losses	208	175	33	19
Net interest income after provision for credit losses	2,225	2,181	44	2
Service charges on deposit accounts	277	270	7	3
Card and payment processing income	183	166	17	10
Trust and investment management services	131	129	2	2
Mortgage banking income	109	85	24	28
Capital markets fees	92	74	18	24
Insurance income	64	61	3	5
Bank owned life insurance income	49	51	(2)	(4)
Gain on sale of loans and leases	39	39	—	—
Securities gains (losses)	(2)	(2)	—	—
Other income	140	119	21	18
Total noninterest income	1,082	992	90	9
Personnel costs	1,228	1,160	68	6
Outside data processing and other services	257	211	46	22
Equipment	121	116	5	4
Net occupancy	118	114	4	4
Professional services	40	43	(3)	(7)
Marketing	28	38	(10)	(26)
Deposit and other insurance expense	24	54	(30)	(56)
Amortization of intangibles	37	40	(3)	(8)
Other expense	167	160	7	4
Total noninterest expense	2,020	1,936	84	4
Income before income taxes	1,287	1,237	50	4
Provision for income taxes	193	178	15	8
Net income	1,094	1,059	35	3
Dividends declared on preferred shares	55	51	4	8
Net income applicable to common shares	$1,039	$1,008	$31	3%

Average common shares—basic	1,042,246	1,090,570	(48,324)	(4)%
Average common shares—diluted	1,059,064	1,116,978	(57,914)	(5)
Net income per common share—basic	$1.00	$0.92	$0.08	9
Net income per common share—diluted	0.98	0.90	0.08	9

Revenue—FTE
Net interest income	$2,433	$2,356	$77	3%
FTE adjustment	20	22	(2)	(9)
Net interest income (2)	2,453	2,378	75	3
Noninterest income	1,082	992	90	9
Total revenue (2)	$3,535	$3,370	$165	5%

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

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended					Change
	September 30,	June 30,	March 31,	December 31,	September 30,	3Q19 vs. 3Q18
(dollar amounts in millions)	2019	2019	2019	2018	2018	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	$514	$518	$501	$483	$—	$514	100%
Interest-bearing deposits in banks	149	135	109	97	83	66	80
Securities:
Trading account securities	137	161	138	131	82	55	67
Available-for-sale securities:
Taxable	11,096	10,501	10,752	10,351	10,469	627	6
Tax-exempt	2,820	2,970	3,048	3,176	3,496	(676)	(19)
Total available-for-sale securities	13,916	13,471	13,800	13,527	13,965	(49)	—
Held-to-maturity securities—taxable	8,566	8,771	8,653	8,433	8,560	6	—
Other securities	437	466	536	565	567	(130)	(23)
Total securities	23,056	22,869	23,127	22,656	23,174	(118)	(1)
Loans held for sale	877	734	700	694	745	132	18
Loans and leases: (4)
Commercial:
Commercial and industrial	30,632	30,644	30,546	29,557	28,870	1,762	6
Commercial real estate:
Construction	1,165	1,168	1,174	1,138	1,132	33	3
Commercial	5,762	5,732	5,686	5,806	6,019	(257)	(4)
Commercial real estate	6,927	6,900	6,860	6,944	7,151	(224)	(3)
Total commercial	37,559	37,544	37,406	36,501	36,021	1,538	4
Consumer:
Automobile	12,181	12,219	12,361	12,423	12,368	(187)	(2)
Home equity	9,353	9,482	9,641	9,817	9,873	(520)	(5)
Residential mortgage	11,214	11,010	10,787	10,574	10,236	978	10
RV and marine	3,528	3,413	3,296	3,216	3,016	512	17
Other consumer	1,261	1,264	1,284	1,291	1,237	24	2
Total consumer	37,537	37,388	37,369	37,321	36,730	807	2
Total loans and leases	75,096	74,932	74,775	73,822	72,751	2,345	3
Allowance for loan and lease losses	(799)	(778)	(780)	(777)	(759)	(40)	(5)
Net loans and leases	74,297	74,154	73,995	73,045	71,992	2,305	3
Total earning assets	99,692	99,188	99,212	97,752	96,753	2,939	3
Cash and due from banks	817	835	853	909	1,330	(513)	(39)
Intangible assets	2,240	2,252	2,265	2,288	2,305	(65)	(3)
All other assets	6,216	5,982	5,961	5,705	5,726	490	9
Total assets	$108,166	$107,479	$107,511	$105,877	$105,355	$2,811	3%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$19,796	$19,693	19,770	$19,860	$19,553	$243	1%
Money market deposits	24,266	23,305	22,935	22,595	21,547	2,719	13
Savings and other domestic deposits	9,681	10,105	10,338	10,534	11,434	(1,753)	(15)
Core certificates of deposit (5)	5,666	5,860	6,052	5,705	4,916	750	15
Other domestic time deposits of $250,000 or more	315	310	335	346	285	30	11
Brokered deposits and negotiable CDs	2,599	2,685	3,404	3,507	3,533	(934)	(26)
Total interest-bearing deposits	62,323	61,958	62,834	62,547	61,268	1,055	2
Short-term borrowings	2,331	3,166	2,320	1,006	1,732	599	35
Long-term debt	9,536	8,914	8,979	8,871	8,915	621	7
Total interest-bearing liabilities	74,190	74,038	74,133	72,424	71,915	2,275	3
Demand deposits—noninterest-bearing	19,926	19,760	19,938	20,384	20,230	(304)	(2)
All other liabilities	2,336	2,206	2,284	2,180	2,054	282	14
Shareholders’ equity	11,714	11,475	11,156	10,889	11,156	558	5
Total liabilities and shareholders’ equity	$108,166	$107,479	$107,511	$105,877	$105,355	$2,811	3%

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (3)
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Fully-taxable equivalent basis (1)	2019	2019	2019	2018	2018
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	2.19%	2.38%	2.40%	2.33%	—%
Interest-bearing deposits in banks	2.38	2.08	1.75	1.97	1.95
Securities:
Trading account securities	2.36	1.92	2.03	1.94	0.26
Available-for-sale securities:
Taxable	2.67	2.73	2.82	2.71	2.61
Tax-exempt	3.63	3.66	3.69	4.12	3.53
Total available-for-sale securities	2.87	2.94	3.01	3.04	2.84
Held-to-maturity securities—taxable	2.51	2.54	2.52	2.45	2.43
Other securities	3.15	3.44	4.51	4.24	4.58
Total securities	2.74	2.79	2.86	2.84	2.73
Loans held for sale	3.69	4.00	4.07	4.04	4.45
Loans and leases: (4)
Commercial:
Commercial and industrial	4.57	4.82	4.91	4.81	4.64
Commercial real estate:
Construction	5.50	5.59	5.58	5.47	5.31
Commercial	4.67	4.88	5.00	4.99	4.63
Commercial real estate	4.81	5.00	5.10	5.07	4.74
Total commercial	4.61	4.85	4.94	4.86	4.66
Consumer:
Automobile	4.09	4.02	3.95	3.88	3.75
Home equity	5.38	5.56	5.61	5.45	5.21
Residential mortgage	3.80	3.84	3.86	3.82	3.78
RV and marine	4.96	4.94	4.96	5.10	5.06
Other consumer	13.34	13.29	13.07	12.35	12.16
Total consumer	4.72	4.76	4.75	4.67	4.54
Total loans and leases	4.67	4.80	4.85	4.76	4.60
Total earning assets	4.21	4.35	4.40	4.32	4.16
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.57	0.58	0.56	0.48	0.45
Money market deposits	1.20	1.15	1.04	0.91	0.77
Savings and other domestic deposits	0.22	0.23	0.23	0.23	0.24
Core certificates of deposit (5)	2.17	2.15	2.11	2.00	1.82
Other domestic time deposits of $250,000 or more	1.85	1.92	1.82	1.67	1.40
Brokered deposits and negotiable CDs	2.21	2.39	2.38	2.22	1.98
Total interest-bearing deposits	0.98	0.97	0.94	0.84	0.73
Short-term borrowings	2.28	2.41	2.41	2.49	1.98
Long-term debt	3.59	3.91	3.98	3.82	3.78
Total interest-bearing liabilities	1.36	1.39	1.35	1.23	1.13
Demand deposits—noninterest-bearing	—	—	—	—	—
Net interest rate spread	2.85	2.96	3.05	3.09	3.03
Impact of noninterest-bearing funds on margin	0.35	0.35	0.34	0.32	0.29
Net interest margin	3.20%	3.31%	3.39%	3.41%	3.32%

(1)	FTE yields are calculated assuming a 21% tax rate.

(2)	Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018.

(3)	Loan and lease and deposit average yield rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(4)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(5)	Includes consumer certificates of deposit of $250,000 or more.

2019 Third Quarter versus 2018 Third Quarter
FTE net interest income for the 2019 third quarter decreased $5 million, or 1%, from the 2018 third quarter. This reflected a 12 basis point decrease in the NIM to 3.20%, partially offset by the benefit from the $2.9 billion, or 3%, increase in average earning assets. The NIM compression reflected a 23 basis point increase in average interest-bearing liability costs, partially offset by a 5 basis point year-over-year increase in average earning asset yields and a 6 basis point increase in the benefit from noninterest-bearing funds. The increase in average interest-bearing liability costs primarily reflects higher interest bearing deposit costs (up 25 basis points). The increase in earning asset yields was primarily driven by higher consumer loan yields as securities yields were relatively flat (up 1 basis point) and commercial loans decreased modestly (down 5 basis points). Embedded within these yields and costs, FTE net interest income during the 2019 third quarter included $11 million, or approximately 4 basis points, of purchase accounting impact compared to $17 million, or approximately 7 basis points, in the year-ago quarter.
Average earning assets for the 2019 third quarter increased $2.9 billion, or 3%, from the year-ago quarter, primarily reflecting a $2.3 billion, or 3%, increase in average loans and leases. Average C&I loans increased $1.8 billion, or 6%, reflecting growth in corporate banking, asset finance, and dealer floorplan. Average residential mortgage loans increased $1.0 billion, or 10%, driven by the successful expansion of our home lending business within our existing markets and the lower rate environment. Average RV and marine loans increased $0.5 billion, or 17%, reflecting market share increases across our markets, while maintaining our commitment to super prime originations. Held-for-sale and other earning assets increased $0.7 billion, or 86%, primarily due to the inclusion of deposits in Federal Reserve Bank balances. These balances were treated as non-earning assets prior to the fourth quarter 2018. Partially offsetting these increases, average home equity loans and lines of credit decreased $0.5 billion, or 5%, reflecting a shift in consumer preferences.
Average total interest-bearing liabilities for the 2019 third quarter increased $2.3 billion, or 3%, from the year-ago quarter. Average total deposits increased $0.8 billion, or 1%, from the year-ago quarter, while average total core deposits increased $1.7 billion, or 2%. Average money market deposits increased $2.7 billion, or 13%, reflecting the shift in promotional pricing to consumer money market accounts in mid-2018. Average core certificates of deposit increased $0.8 billion, or 15%, reflecting consumer deposit growth initiatives in the third quarter of 2018. Savings and other domestic deposits decreased $1.8 billion, or 15%, primarily reflecting a continued shift in consumer product mix. Average brokered deposits and negotiable CDs decreased $0.9 billion, or 26%, as growth in core deposits reduced reliance on wholesale funding.
2019 Third Quarter versus 2019 Second Quarter
Compared to the 2019 second quarter, FTE net interest income decreased $13 million, or 2%, primarily reflecting the NIM compression of 11 basis points, partially offset by a 1% increase in average earning assets. The NIM contraction reflected a 14 basis point decrease in average earning asset yields and a 3 basis point decrease in average interest-bearing liability costs. The decrease in earning asset yields was primarily driven by the impact of lower LIBOR rates in the quarter on commercial loan yields. The decrease in average interest-bearing liability costs primarily reflects lower short-term borrowing costs. The purchase accounting impact on the NIM was approximately 4 basis points in the 2019 third quarter, down 1 basis point from the prior quarter.
Average earning assets increased $0.5 billion, or 1%, from 2019 second quarter. Average consumer loans were relatively unchanged, as modest increases in residential mortgage and RV and marine loans were largely offset by a decline in home equity loans.
Average total interest-bearing liabilities increased $0.2 billion, or less than 1%. Average total deposits increased $0.5 billion, or 1%, as the $1.0 billion, or 4%, increase in money market accounts more than offset the $0.4 billion, or 4%, decrease in savings deposits, primarily reflecting promotional money market pricing and a continued shift in consumer product mix. Reflecting changes in the wholesale funding mix, average long-term debt increased $0.6 billion, or 7%, due to the $0.8 billion senior note issuance in August, while average short-term borrowings decreased $0.8 billion, or 26%.

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (3)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
Fully-taxable equivalent basis (1)	2019	2018	Amount	Percent	2019	2018
Assets:
Interest-bearing deposits in Federal Reserve Bank (2)	$511	$—	$511	100%	2.32%	—%
Interest-bearing deposits in banks	131	86	45	52	2.10	1.95
Securities:
Trading account securities	146	84	62	74	2.10	0.21
Available-for-sale securities:
Taxable	10,784	10,817	(33)	—	2.74	2.58
Tax-exempt	2,945	3,561	(616)	(17)	3.66	3.35
Total available-for-sale securities	13,729	14,378	(649)	(5)	2.94	2.77
Held-to-maturity securities—taxable	8,663	8,713	(50)	(1)	2.52	2.43
Other securities	479	590	(111)	(19)	3.75	4.38
Total securities	23,017	23,765	(748)	(3)	2.79	2.69
Loans held for sale	771	615	156	25	3.90	4.19
Loans and leases: (4)
Commercial:
Commercial and industrial	30,608	28,661	1,947	7	4.77	4.48
Commercial real estate:
Construction	1,169	1,149	20	2	5.56	5.09
Commercial	5,727	6,131	(404)	(7)	4.85	4.49
Commercial real estate	6,896	7,280	(384)	(5)	4.97	4.58
Total commercial	37,504	35,941	1,563	4	4.80	4.50
Consumer:
Automobile	12,253	12,247	6	—	4.02	3.65
Home equity	9,491	9,948	(457)	(5)	5.51	5.07
Residential mortgage	11,005	9,682	1,323	14	3.83	3.71
RV and marine	3,413	2,723	690	25	4.95	5.09
Other consumer	1,270	1,175	95	8	13.29	11.91
Total consumer	37,432	35,775	1,657	5	4.74	4.44
Total loans and leases	74,936	71,716	3,220	4	4.77	4.47
Allowance for loan and lease losses	(786)	(737)	(49)	(7)
Net loans and leases	74,150	70,979	3,171	4
Total earning assets	99,366	96,182	3,184	3	4.32%	4.05%
Cash and due from banks	835	1,277	(442)	(35)
Intangible assets	2,252	2,318	(66)	(3)
All other assets	6,054	5,640	414	7
Total assets	$107,721	$104,680	$3,041	3%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$19,763	$19,105	$658	3%	0.57%	0.37%
Money market deposits	23,507	21,059	2,448	12	1.13	0.61
Savings and other domestic deposits	10,039	11,267	(1,228)	(11)	0.23	0.22
Core certificates of deposit (5)	5,858	3,677	2,181	59	2.14	1.57
Other domestic time deposits of $250,000 or more	320	259	61	24	1.86	1.05
Brokered deposits and negotiable CDs	2,893	3,501	(608)	(17)	2.33	1.76
Total interest-bearing deposits	62,380	58,868	3,512	6	0.96	0.59
Short-term borrowings	2,605	3,335	(730)	(22)	2.37	1.67
Long-term debt	9,145	9,033	112	1	3.82	3.48
Total interest-bearing liabilities	74,130	71,236	2,894	4	1.36	1.01
Demand deposits—noninterest-bearing	$19,864	$20,393	(529)	(3)	—	—
All other liabilities	2,277	1,935	342	18
Shareholders’ equity	11,450	11,116	334	3
Total liabilities and shareholders’ equity	$107,721	$104,680	$3,041	3%
Net interest rate spread					2.96	3.05
Impact of noninterest-bearing funds on margin					0.34	0.26
Net interest margin					3.30%	3.31%

(1)	FTE yields are calculated assuming a 21% tax rate.

(2)	Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018

(3)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(4)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(5)	Includes consumer certificates of deposit of $250,000 or more.

2019 First Nine Months versus 2018 First Nine Months
FTE net interest income for the first nine-month period of 2019 increased $75 million, or 3%. This reflected the benefit of a $3.2 billion, or 3%, increase in average total earning assets and a 1 basis point decrease in the FTE NIM to 3.30%. Average loans and leases increased $3.2 billion, or 4%, primarily reflecting an increase in C&I, residential mortgage and RV and marine lending. Average earning asset yields increased 27 basis points sequentially, driven by a 30 basis point increase in loan yields. Average funding costs increased 35 basis points, primarily driven by higher cost of interest-bearing deposits (up 37 basis points) and long-term debt (up 34 basis points). Average short-term borrowing costs increased 70 basis points, while the benefit from noninterest-bearing funding improved 8 basis points.
Provision for Credit Losses
(This section should be read in conjunction with the "Credit Risk" section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2019 third quarter was $82 million, which increased $29 million, or 55%, compared to the third quarter 2018. On a year-to-date basis, provision for credit losses for the first nine-month period of 2019 was $208 million, an increase of $33 million, or 19%, compared to the year-ago period. The increase from the 2018 third quarter and prior year-to-date provision for credit losses is attributed to higher commercial losses.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			3Q19 vs. 3Q18		3Q19 vs. 2Q19
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2019	2019	2018	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$98	$92	$93	$5	5%	$6	7%
Card and payment processing income	64	63	57	7	12	1	2
Trust and investment management services	44	43	43	1	2	1	2
Mortgage banking income	54	34	31	23	74	20	59
Capital markets fees	36	34	26	10	38	2	6
Insurance income	20	23	19	1	5	(3)	(13)
Bank owned life insurance income	18	15	19	(1)	(5)	3	20
Gain on sale of loans and leases	13	13	16	(3)	(19)	—	—
Securities gains (losses)	—	(2)	(2)	2	100	2	100
Other income	42	59	40	2	5	(17)	(29)
Total noninterest income	$389	$374	$342	$47	14%	$15	4%
2019 Third Quarter versus 2018 Third Quarter
Total noninterest income for the 2019 third quarter increased $47 million, or 14%, from the year-ago quarter. Mortgage banking income increased $23 million, or 74%, primarily reflecting higher overall salable spreads and $8 million from net MSR risk management. Capital markets fees increased $10 million, or 38%, driven by increased underwriting activity associated with the Hutchinson, Shockey, Erley & Co. acquisition. Card and payment processing income increased $7 million, or 12%, and service charges on deposit accounts increased $5 million, or 5%, both primarily reflecting increased account activity.
2019 Third Quarter versus 2019 Second Quarter
Compared to the 2019 second quarter, total noninterest income increased $15 million, or 4%. Mortgage banking income increased $20 million, or 59%, primarily reflecting higher overall salable spreads and a $10 million increase in net MSR risk management. Service charges on deposit accounts increased $6 million, or 7%, primarily reflecting seasonality. Partially offsetting these increases, other income decreased $17 million, or 29%, primarily reflecting the $15 million gain on the sale of the Wisconsin retail branches and a $5 million mark-to-market adjustment on economic hedges in the 2019 second quarter, whereas the 2019 third quarter included a $6 million increase in mezzanine gains.

Table 6 - Noninterest Income—2019 First Nine Months Ended vs. 2018 First Nine Months Ended
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Service charges on deposit accounts	$277	$270	$7	3%
Card and payment processing income	183	166	17	10
Trust and investment management services	131	129	2	2
Mortgage banking income	109	85	24	28
Capital markets fees	92	74	18	24
Insurance income	64	61	3	5
Bank owned life insurance income	49	51	(2)	(4)
Gain on sale of loans and leases	39	39	—	—
Securities gains (losses)	(2)	(2)	—	—
Other income	140	119	21	18
Total noninterest income	$1,082	$992	$90	9%
Noninterest income for the first nine-month period of 2019 increased $90 million, or 9%, from the year-ago period. Mortgage banking income increased $24 million or 28%, driven by higher salable spreads. Other income increased $21 million, or 18%, as a result of the gain on the sale of the Wisconsin retail branches and the impact of the new lease accounting standard with regard to the presentation of income for personal property tax on leased assets. Capital market fees increased $18 million, or 24%, driven by increased underwriting activity primarily associated with the Hutchinson, Shockey, Erley & Co. acquisition. Cards and payment processing income increased $17 million, or 10%, primarily reflecting increased account activity.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three Months Ended			3Q19 vs. 3Q18		3Q19 vs. 2Q19
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2019	2019	2018	Amount	Percent	Amount	Percent
Personnel costs	$406	$428	$388	$18	5%	$(22)	(5)%
Outside data processing and other services	87	89	69	18	26	(2)	(2)
Net occupancy	38	38	38	—	—	—	—
Equipment	41	40	38	3	8	1	3
Deposit and other insurance expense	8	8	18	(10)	(56)	—	—
Professional services	16	12	17	(1)	(6)	4	33
Marketing	10	11	12	(2)	(17)	(1)	(9)
Amortization of intangibles	12	12	13	(1)	(8)	—	—
Other expense	49	62	58	(9)	(16)	(13)	(21)
Total noninterest expense	$667	$700	$651	$16	2%	$(33)	(5)%
Number of employees (average full-time equivalent)	15,659	15,780	15,772	(113)	(1)%	(121)	(1)%

2019 Third Quarter versus 2018 Third Quarter
Total noninterest expense for the 2019 third quarter increased $16 million, or 2%, from the year-ago quarter. Personnel costs increased $18 million, or 5%, primarily reflecting the shift toward colleagues supporting our core strategies and the implementation of annual merit increases in the 2019 second quarter. Outside data processing and other services increased $18 million, or 26%, primarily driven by higher technology investment costs. Deposit and other insurance expense decreased $10 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Other expense decreased $9 million, or 16%, primarily as a result of operational losses in the third quarter 2018 and reduced OREO and other credit-related expense.
2019 Third Quarter versus 2019 Second Quarter
Total noninterest expense decreased $33 million, or 5%, from the 2019 second quarter. Personnel costs decreased $22 million, or 5%, primarily reflecting the timing of equity compensation expense in the second quarter and lower benefits expense. Other expense decreased $13 million, or 21%, primarily as a result of a $5 million Columbus Foundation donation and other discretionary spend in the 2019 second quarter.

Table 8 - Noninterest Expense—2019 First Nine Months Ended vs. 2018 First Nine Months Ended

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Personnel costs	$1,228	$1,160	$68	6%
Outside data processing and other services	257	211	46	22
Net occupancy	118	114	4	4
Equipment	121	116	5	4
Deposit and other insurance expense	24	54	(30)	(56)
Professional services	40	43	(3)	(7)
Marketing	28	38	(10)	(26)
Amortization of intangibles	37	40	(3)	(8)
Other expense	167	160	7	4
Total noninterest expense	$2,020	$1,936	$84	4%
Noninterest expense increased $84 million, or 4%, from the year-ago period. Personnel costs increased $68 million, or 6%, primarily reflecting the shift toward colleagues supporting our core strategies, and annual merit increases. Outside data processing and other services increased $46 million, or 22%, primarily driven by higher technology investment costs. Other expense increased $7 million, or 4%, primarily as a result of a Columbus Foundation donation in the 2019 second quarter and the impact of the new lease accounting standard on personal property tax expense and increased operational losses. Offsetting these increases, deposit and other insurance expense decreased $30 million, or 56%, due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter and marketing expense decreased $10 million, or 26%, reflecting the number and timing of marketing campaigns and deposit promotions.

Provision for Income Taxes
The provision for income taxes in the 2019 third quarter was $67 million. This compared with a provision for income taxes of $62 million in the 2018 third quarter and $63 million in the 2019 second quarter. The provision for income taxes for the nine-month periods ended September 30, 2019 and September 30, 2018 was $193 million and $178 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, stock-based compensation, and capital losses. The effective tax rates for the 2019 third quarter, 2018 third quarter, and 2019 second quarter were 15.4%, 14.1%, and 14.6%, respectively. The effective tax rates for the nine-month periods ended September 30, 2019 and September 30, 2018 were 15.0% and 14.4%, respectively. The variance between the 2019 third quarter compared to the 2018 third quarter, and the nine month period ended September 30, 2019 compared to the nine month period ended September 30, 2018 in the provision for income taxes and effective tax rates relates primarily to activity in stock-based compensation. The net federal deferred tax liability was $213 million and the net state deferred tax asset was $34 million at September 30, 2019.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2017, the IRS has advised that tax years 2012 through 2014 will not be audited, and is currently examining the 2015 and 2016 federal income tax returns. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, Wisconsin, and Illinois.
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

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2018 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 9 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
Commercial:
Commercial and industrial	$30,394	41%	$30,608	41%	$30,972	41%	$30,605	41%	$29,196	40%
Commercial real estate:
Construction	1,157	2	1,146	1	1,152	2	1,185	2	1,111	2
Commercial	5,698	8	5,742	8	5,643	8	5,657	8	5,962	8
Commercial real estate	6,855	10	6,888	9	6,795	10	6,842	10	7,073	10
Total commercial	37,249	51	37,496	50	37,767	51	37,447	51	36,269	50
Consumer:
Automobile	12,292	15	12,173	16	12,272	16	12,429	16	12,375	17
Home equity	9,300	12	9,419	12	9,551	13	9,722	13	9,850	13
Residential mortgage	11,247	15	11,182	15	10,885	14	10,728	14	10,459	14
RV and marine	3,553	5	3,492	5	3,344	4	3,254	4	3,152	4
Other consumer	1,251	2	1,271	2	1,260	2	1,320	2	1,265	2
Total consumer	37,643	49	37,537	50	37,312	49	37,453	49	37,101	50
Total loans and leases	$74,892	100%	$75,033	100%	$75,079	100%	$74,900	100%	$73,370	100%
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

Table 10 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
Commercial loans and leases:
Real estate and rental and leasing	$6,826	9%	$6,983	9%	$6,955	9%	$6,964	9%	$7,187	10%
Manufacturing	5,141	7	5,329	7	5,338	7	5,140	7	4,817	7
Retail trade (1)	5,031	7	5,161	7	5,266	7	5,337	7	4,987	7
Finance and insurance	3,308	4	3,473	5	3,457	5	3,377	5	3,345	5
Health care and social assistance	2,604	3	2,497	3	2,575	3	2,533	3	2,582	4
Wholesale trade	2,449	3	2,604	3	2,725	4	2,830	4	2,609	4
Accommodation and food services	2,008	3	1,868	2	1,782	2	1,709	2	1,636	2
Mining, quarrying, and oil and gas extraction	1,375	2	1,310	2	1,306	2	1,286	2	1,045	1
Professional, scientific, and technical services	1,347	2	1,336	2	1,401	2	1,344	2	1,269	2
Other services	1,324	2	1,360	2	1,243	2	1,290	2	1,312	2
Transportation and warehousing	1,242	2	1,240	2	1,323	2	1,320	2	1,176	2
Construction	973	1	892	1	973	1	924	1	986	1
Admin./Support/Waste Mgmt. and Remediation Services	687	1	681	1	690	1	737	1	664	1
Arts, entertainment, and recreation	654	1	617	1	585	1	599	1	585	1
Information	619	1	527	1	522	1	441	1	346	—
Educational services	467	1	481	1	478	1	473	1	482	1
Utilities	419	1	445	1	428	1	454	1	459	—
Unclassified/Other	254	—	168	—	187	—	174	—	266	—
Public administration	237	1	247	—	249	—	253	—	253	—
Agriculture, forestry, fishing and hunting	172	—	174	—	171	—	174	—	178	—
Management of companies and enterprises	112	—	103	—	113	—	88	—	85	—
Total commercial loans and leases by industry category	37,249	51	37,496	50	37,767	51	37,447	51	36,269	50
Automobile	12,292	16	12,173	16	12,272	16	12,429	16	12,375	17
Home equity	9,300	12	9,419	12	9,551	13	9,722	13	9,850	13
Residential mortgage	11,247	15	11,182	15	10,885	14	10,728	14	10,459	14
RV and marine	3,553	5	3,492	5	3,344	4	3,254	4	3,152	4
Other consumer loans	1,251	1	1,271	2	1,260	2	1,320	2	1,265	2
Total loans and leases	74,892	100%	$75,033	100%	$75,079	100%	$74,900	100%	$73,370	100%

(1)
Amounts include $3.5 billion, $3.6 billion, $3.6 billion, $3.6 billion and $3.3 billion of auto dealer services loans at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

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

Credit quality performance in the 2019 third quarter reflected total NCOs as a percent of average loans, annualized, of 0.39%, an increase from 0.16% in the prior year quarter, resulting from higher commercial net charge-offs. Consumer NCOs have remained consistent with the prior year quarter. Total NCOs were $73 million. On a linked quarter basis, NCOs increased $25 million from the prior quarter, with $20 million of the increase within the commercial portfolio. NPAs increased from the prior quarter by $22 million due to few high dollar credits. NPAs to total loans and leases remains low at 0.64%. The ALLL to total loans and leases ratio increased 2 basis points to 1.05%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements and "Credit Quality" section of our 2018 Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $303 million of commercial related NALs at September 30, 2019, $221 million, or 73%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Nonaccrual loans and leases (NALs):
Commercial and industrial	$291	$281	$271	$188	$211
Commercial real estate	12	17	9	15	19
Automobile	5	4	4	5	5
Home equity	60	60	64	62	67
Residential mortgage	69	62	68	69	67
RV and marine	1	1	1	1	1
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	438	425	417	340	370
Other real estate, net:
Residential	10	10	14	19	22
Commercial	2	4	4	4	5
Total other real estate, net	12	14	18	23	27
Other NPAs (1)	32	21	26	24	6
Total nonperforming assets	$482	$460	$461	$387	$403

Nonaccrual loans and leases as a % of total loans and leases	0.58%	0.57%	0.56%	0.45%	0.50%
NPA ratio (2)	0.64	0.61	0.61	0.52	0.55

(1)	Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

2019 Third Quarter versus 2018 Fourth Quarter.
Total NPAs increased by $95 million, or 25%, compared with December 31, 2018, driven by an increase in the commercial portfolio, predominately C&I.
TDR Loans
(This section should be read in conjunction with Note 3 "Loans / Leases and Allowance for Credit Losses" of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2018 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been consistently over 80%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of September 30, 2019, over 79% of the $454 million of accruing TDRs secured by residential real estate (residential mortgage and home equity in Table 12) are current on their required payments, with over 63% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 12 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
TDRs—accruing:
Commercial and industrial	$225	$245	$270	$269	$308
Commercial real estate	40	48	60	54	60
Automobile	39	37	37	35	34
Home equity	233	241	247	252	257
Residential mortgage	221	221	219	218	219
RV and marine	3	2	2	2	2
Other consumer	10	10	9	9	10
Total TDRs—accruing	771	804	844	839	890
TDRs—nonaccruing:
Commercial and industrial	84	88	86	97	100
Commercial real estate	6	6	6	6	8
Automobile	3	3	3	3	3
Home equity	26	26	28	28	28
Residential mortgage	44	43	43	44	46
RV and marine	1	1	1	—	1
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	164	167	167	178	186
Total TDRs	$935	$971	$1,011	$1,017	$1,076
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
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 13 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
ALLL
Commercial
Commercial and industrial	$441	41%	$455	41%	$437	41%	$422	41%	$419	40%
Commercial real estate	120	10	105	9	108	10	120	10	124	10
Total commercial	561	51	560	50	545	51	542	51	543	50
Consumer
Automobile	54	15	53	16	53	16	56	16	52	17
Home equity	47	12	47	12	53	13	55	13	54	13
Residential mortgage	22	15	22	15	23	14	25	14	24	14
RV and marine	20	5	18	5	20	4	20	4	18	4
Other consumer	79	2	74	2	70	2	74	2	70	2
Total consumer	222	49	214	50	219	49	230	49	218	50
Total ALLL	783	100%	774	100%	764	100%	772	100%	761	100%
AULC	101		101		100		96		97
Total ACL	$884		$875		$864		$868		$858
Total ALLL as a % of
Total loans and leases		1.05%		1.03%		1.02%		1.03%		1.04%
Nonaccrual loans and leases		179		182		183		228		206
NPAs		163		168		166		200		189

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2019 Third Quarter versus 2018 Fourth Quarter
At September 30, 2019, the ALLL was $783 million, compared to $772 million at December 31, 2018. The $11 million increase in the ALLL relates to the growth in the commercial ALLL levels since the prior year end, partially offset by reductions in consumer ALLL. The ALLL to total loans ratio was 1.05% at September 30, 2019 and 1.03% at December 31, 2018. We believe the ratio is appropriate given the overall moderate-to-low risk profile of our loan portfolio and the coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and have proactive action plans for these loans.

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

Table 14 - Quarterly Net Charge-off Analysis
	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in millions)	2019	2019	2018
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$40	$21	$(1)
Commercial real estate:
Construction	(1)	(1)	—
Commercial	(1)	(2)	(3)
Commercial real estate	(2)	(3)	(3)
Total commercial	38	18	(4)
Consumer:
Automobile	8	5	8
Home equity	2	2	1
Residential mortgage	1	1	2
RV and marine	2	2	2
Other consumer	22	20	20
Total consumer	35	30	33
Total net charge-offs	$73	$48	$29

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.52%	0.27%	(0.01)%
Commercial real estate:
Construction	(0.40)	(0.08)	(0.01)
Commercial	(0.09)	(0.12)	(0.18)
Commercial real estate	(0.14)	(0.12)	(0.15)
Total commercial	0.40	0.20	(0.04)
Consumer:
Automobile	0.26	0.17	0.26
Home equity	0.11	0.07	0.06
Residential mortgage	0.03	0.05	0.07
RV and marine	0.23	0.25	0.25
Other consumer	7.07	6.02	6.32
Total consumer	0.38	0.31	0.36
Net charge-offs as a % of average loans	0.39%	0.25%	0.16%

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

2019 Third Quarter versus 2019 Second Quarter
NCOs were an annualized 0.39% of average loans and leases in the current quarter, increasing from 0.25% in the 2019 second quarter, and within our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.40% in the current quarter compared to 0.20% in 2019 second quarter. The increase in commercial NCOs was centered in our energy portfolio. Consumer charge-offs were slightly higher for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the relatively low level of NCOs we have experienced on an overall portfolio basis, we would expect to see some continued volatility on a quarter-to-quarter basis, largely driven by the performance of the commercial portfolios.

The table below reflects NCO detail for the nine-month periods ended September 30, 2019 and 2018:

Table 15 - Year to Date Net Charge-off Analysis
	Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$92	$19
Commercial real estate:
Construction	(2)	(1)
Commercial	(1)	(17)
Commercial real estate	(3)	(18)
Total commercial	89	1
Consumer:
Automobile	23	25
Home equity	7	4
Residential mortgage	5	4
RV and marine	7	7
Other consumer	61	54
Total consumer	103	94
Total net charge-offs	$192	$95

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.40%	0.09%
Commercial real estate:
Construction	(0.19)	(0.14)
Commercial	(0.03)	(0.34)
Commercial real estate	(0.06)	(0.31)
Total commercial	0.32	0.01
Consumer:
Automobile	0.25	0.27
Home equity	0.10	0.06
Residential mortgage	0.06	0.05
RV and marine	0.29	0.33
Other consumer	6.41	6.12
Total consumer	0.37	0.35
Net charge-offs as a % of average loans	0.34%	0.18%
2019 First Nine Months versus 2018 First Nine Months
NCOs increased $97 million in the first nine-month period of 2019 to $192 million. The increase from the year-ago period was primarily centered in the commercial portfolio. The 2018 commercial NCOs of $1 million included substantial recovery activity whereas, 2019 commercial NCOs were largely driven by a few energy credits. The results in the consumer portfolio were consistent with expectations across all segments. Given the low level of C&I and CRE NCOs, there will continue to be some volatility on a period-to-period comparison basis.

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

Table 16 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits (1)	-2.0%	-2.0%	-4.0%
September 30, 2019	-1.4%	0.8%	2.0%
December 31, 2018	-2.9%	2.7%	5.8%

(1)	The policy limit for the -100 basis point scenario changed from -4.0%, which was in effect at December 31, 2018, to -2.0% as of September 30, 2019.

The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. The decrease in sensitivity was driven by the purchase of interest rate floors as well as additional interest rate swaps, changes to the actual and forecasted portfolio composition, and the change in forecasted rates from an expectation of rising rates to declining rates.
Our NII at Risk is within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both September 30, 2019, and December 31, 2018.

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-6.0%	-6.0%	-12.0%
September 30, 2019	-6.0%	1.4%	—%
December 31, 2018	-5.8%	2.3%	3.1%
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
At September 30, 2019, we had a total of $180 million of capitalized MSRs representing the right to service $22 billion in mortgage loans. Of this $180 million, $8 million was recorded using the fair value method and $172 million was recorded using the amortization method.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at September 30, 2019. We also have available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $19.0 billion as of September 30, 2019.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2019, these core deposits funded 73% of total assets (106% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $22 million and $23 million at September 30, 2019 and December 31, 2018, respectively.

The following table reflects deposit composition detail for each of the last five quarters:

Table 18 - Deposit Composition

	September 30,		June 30,		March 31,		December 31,		September 30,
(dollar amounts in millions)	2019		2019		2019 (1)		2018 (2)		2018
By Type:
Demand deposits—noninterest-bearing	$20,553	25%	$19,383	24%	$20,036	24%	$21,783	26%	$19,863	24%
Demand deposits—interest-bearing	19,976	24	19,085	24	19,906	24	20,042	24	19,615	24
Money market deposits	23,977	29	23,952	30	22,931	28	22,721	27	21,411	26
Savings and other domestic deposits	9,566	12	9,803	12	10,277	13	10,451	12	11,604	14
Core certificates of deposit (3)	5,443	7	5,703	7	6,007	7	5,924	7	5,358	7
Total core deposits:	79,515	97	77,926	97	79,157	96	80,921	96	77,851	95
Other domestic deposits of $250,000 or more	326	—	316	—	313	1	337	—	318	1
Brokered deposits and negotiable CDs	2,554	3	2,640	3	2,685	3	3,516	4	3,520	4
Total deposits	$82,395	100%	$80,882	100%	$82,155	100%	$84,774	100%	$81,689	100%
Total core deposits:
Commercial	$35,247	44%	$33,371	43%	$33,546	42%	$37,268	46%	$35,455	46%
Consumer	44,268	56	44,555	57	45,611	58	43,653	54	42,396	54
Total core deposits	$79,515	100%	$77,926	100%	$79,157	100%	$80,921	100%	$77,851	100%

(1)	March 31, 2019 includes $845 million of deposits classified as held-for-sale.

(2)	December 31, 2018 includes $872 million of deposits classified as held-for-sale.

(3)	Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $38.2 billion and $46.5 billion at September 30, 2019 and December 31, 2018, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At September 30, 2019, total wholesale funding was $14.9 billion, an increase from $14.5 billion at December 31, 2018. The increase from year-end primarily relates to an increase in short-term borrowings and issuance of long-term debt, partially offset by a decrease in brokered deposits and negotiable CDs.
Liquidity Coverage Ratio
At September 30, 2019, the Bank is in compliance with the LCR requirements and we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At September 30, 2019 and December 31, 2018, the parent company had $3.6 billion and $2.4 billion, respectively, in cash and cash equivalents.
On October 23, 2019, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on January 2, 2020, to shareholders of record on December 18, 2019. Based on the current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $155 million per quarter. On October 23, 2019, the Board of Directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on January 15, 2020 to shareholders of record on January 1, 2020. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million and $7 million per quarter, respectively.

During the first nine months of 2019, the Bank paid a preferred and common dividends of $34 million and $430 million, respectively. During the first nine months of 2019, the Bank also repaid subordinate debt of $683 million to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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
To mitigate operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, Funds Movement Committee and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and the Audit Committee, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board, as appropriate.
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 19 - Regulatory Capital Data
		Basel III
(dollar amounts in millions)		September 30, 2019	June 30, 2019	September 30, 2018
Total risk-weighted assets	Consolidated	$86,719	$86,332	$83,580
	Bank	86,831	86,410	83,847
CET I risk-based capital	Consolidated	8,685	8,530	8,263
	Bank	9,590	9,583	8,601
Tier 1 risk-based capital	Consolidated	9,893	9,737	9,470
	Bank	10,466	10,460	9,480
Tier 2 risk-based capital	Consolidated	1,634	1,602	1,697
	Bank	1,255	1,296	1,895
Total risk-based capital	Consolidated	11,527	11,339	11,167
	Bank	11,721	11,756	11,375
CET I risk-based capital ratio	Consolidated	10.02%	9.88%	9.89%
	Bank	11.05	11.09	10.26
Tier 1 risk-based capital ratio	Consolidated	11.41	11.28	11.33
	Bank	12.05	12.11	11.31
Total risk-based capital ratio	Consolidated	13.29	13.13	13.36
	Bank	13.50	13.60	13.57
Tier 1 leverage ratio	Consolidated	9.34	9.24	9.14
	Bank	9.88	9.93	9.15
At September 30, 2019, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. All capital ratios were impacted by the repurchase of 33.4 million common shares over the last four quarters.
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
Shareholders’ equity totaled $11.9 billion at September 30, 2019, an increase of $0.8 billion when compared with December 31, 2018.
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

Share Repurchases
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. During the 2019 third quarter, Huntington repurchased a total of 5.2 million shares at a weighted average share price of $13.02
BUSINESS SEGMENT DISCUSSION
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
Funds Transfer Pricing (FTP)
We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). During 2019, the Company updated and refined its FTP methodology primarily related to the allocation of deposit funding costs.  Prior period amounts presented below have been restated to reflect the new methodology.

Net Income by Business Segment
Net income by business segment for the nine-month periods ending September 30, 2019 and September 30, 2018 is presented in the following table:

Table 20 - Net Income by Business Segment
	Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018
Consumer and Business Banking	$505	$355
Commercial Banking	421	453
Vehicle Finance	128	127
RBHPCG	87	90
Treasury / Other	(47)	34
Net income	$1,094	$1,059
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

Consumer and Business Banking

Table 21 - Key Performance Indicators for Consumer and Business Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$1,371	$1,254	$117	9%
Provision for credit losses	81	98	(17)	(17)
Noninterest income	596	557	39	7
Noninterest expense	1,247	1,263	(16)	(1)
Provision for income taxes	134	95	39	41
Net income	$505	$355	$150	42%
Number of employees (average full-time equivalent)	8,015	8,374	(359)	(4)%
Total average assets	$25,486	$24,995	$491	2
Total average loans/leases	22,226	21,892	334	2
Total average deposits	51,505	47,032	4,473	10
Net interest margin	3.51%	3.52%	(0.01)%	—
NCOs	$97	$75	$22	29
NCOs as a % of average loans and leases	0.58%	0.46%	0.12%	26
2019 First Nine Months versus 2018 First Nine Months
Consumer and Business Banking, including Home Lending, reported net income of $505 million in the first nine-month period of 2019, an increase of $150 million, or 42%, compared to the year-ago period. Segment net interest income increased $117 million, or 9%, driven by the higher value of deposits, along with a 10% increase in average deposits. The provision for credit losses decreased $17 million, or 17%. Noninterest income increased $39 million, or 7%, primarily due to increased mortgage banking income, card interchange income from higher transaction volumes, along with increased service charge income on deposit accounts. Noninterest expense decreased $16 million, or 1%, due to decreased personnel, occupancy, and equipment expense as a result of branch consolidations and divestitures, along with reduced FDIC insurance expense.

Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported a gain of $9 million in the first nine-month period of 2019, compared with a net loss of $3 million in the year-ago period. Noninterest income increased $26 million, or 43%, driven primarily by higher salable spreads partially offset by lower net servicing revenue. Noninterest expense increased $13 million, or 11%, as a result of higher allocated indirect costs partially offset by lower personnel expense.

Commercial Banking

Table 22 - Key Performance Indicators for Commercial Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$798	$744	$54	7%
Provision for credit losses	103	41	62	151
Noninterest income	266	234	32	14
Noninterest expense	427	364	63	17
Provision for income taxes	113	120	(7)	(6)
Net income	$421	$453	$(32)	(7)%
Number of employees (average full-time equivalent)	1,323	1,240	83	7%
Total average assets	$33,678	$30,954	$2,724	9
Total average loans/leases	27,204	26,094	1,110	4
Total average deposits	21,105	22,041	(936)	(4)
Net interest margin	3.58%	3.47%	0.11%	3
NCOs (Recoveries)	$65	$(12)	$77	642
NCOs as a % of average loans and leases	0.32%	(0.06)%	0.38%	633
2019 First Nine Months versus 2018 First Nine Months
Commercial Banking reported net income of $421 million in the first nine-month period of 2019, a decrease of $32 million, or 7%, compared to the year-ago period. Provision for credit losses increased $62 million, or 151%, primarily due to net charge offs of $65 million compared to a net recovery of $12 million in the prior year. Segment net interest income increased $54 million, or 7%, primarily due to an 11 basis point increase in net interest margin driven by a higher value of deposits and a 4% growth in average loans, partially offset by a decrease in loan spread. Noninterest income increased $32 million, or 14%, largely driven by higher capital markets related revenue due to increased underwriting activity, customer interest rate derivatives, and foreign exchange revenue. Noninterest expense increased $63 million, or 17%, primarily due to allocated overhead and personnel expense, which was driven by the acquisition of Hutchinson, Shockey, and Erly & Co. in the 2018 third quarter, and other taxes related to the adoption of the new lease accounting standard, partially offset by lower FDIC insurance expense.

Vehicle Finance

Table 23 - Key Performance Indicators for Vehicle Finance
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$291	$294	$(3)	(1)%
Provision for credit losses	27	36	(9)	(25)
Noninterest income	9	9	—	—
Noninterest expense	112	106	6	6
Provision for income taxes	33	34	(1)	(3)
Net income	$128	$127	$1	1%
Number of employees (average full-time equivalent)	266	263	3	1%
Total average assets	$19,264	$18,200	$1,064	6
Total average loans/leases	19,336	18,250	1,086	6
Total average deposits	329	339	(10)	(3)
Net interest margin	2.01%	2.15%	(0.14)%	(7)
NCOs	$30	$31	$(1)	(3)
NCOs as a % of average loans and leases	0.21%	0.23%	(0.02)%	(9)
2019 First Nine Months versus 2018 First Nine Months
Vehicle Finance reported net income of $128 million in the first nine-month period of 2019, an increase of $1 million, or 1%, compared to the year-ago period. Segment net interest income decreased $3 million or 1%, due to a 14 basis point decrease in the net interest margin, which continues to primarily reflect the run off of the higher yielding acquired loan portfolios, the related purchase accounting impact, and higher funding costs. This decrease was offset in part by a $1.1 billion, or 6%, increase in average loan balances primarily reflecting the success of the geographic expansion of RV and marine loans over the past two years, as well as growth of floor plan and other commercial balances. Noninterest income was unchanged, while noninterest expense increased $6 million, or 6%, primarily reflecting higher allocated costs attributed to the increases in loan balances and associated portfolio management and servicing activities.

Regional Banking and The Huntington Private Client Group

Table 24 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Net interest income	$153	$148	$5	3%
Provision for credit losses	(3)	—	(3)	(100)
Noninterest income	147	146	1	1
Noninterest expense	193	180	13	7
Provision for income taxes	23	24	(1)	(4)
Net income	$87	$90	$(3)	(3)%
Number of employees (average full-time equivalent)	1,059	1,022	37	4%
Total average assets	$6,377	$5,703	$674	12
Total average loans/leases	6,071	5,386	685	13
Total average deposits	5,939	5,908	31	1
Net interest margin	3.31%	3.25%	0.06%	2
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	0.01%	(0.01)%	(100)
Total assets under management (in billions)—eop	$16.8	$17.2	$(0.4)	(2)
Total trust assets (in billions)—eop	117.6	114.3	3.3	3
eop - End of Period.

2019 First Nine Months versus 2018 First Nine Months
RBHPCG reported net income of $87 million in the first nine-month period of 2019, a decrease of $3 million, or 3%, compared to the year-ago period. Segment net interest income increased $5 million, or 3%, due to a 6 basis point increase in net interest margin, reflecting higher deposit spreads, partially offset by a decrease in loan spreads. Average loans increased $0.7 billion, or 13%, primarily due to residential real estate mortgage loans, while average deposits remained relatively flat. Noninterest income increased $1 million, or 1%, due to increased insurance income resulting from life insurance agency sales. Noninterest expense increased $13 million, or 7%, primarily due to strategic hires and increased product allocation costs.
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
Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
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
These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare our capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes goodwill and other intangible assets, the nature and extent of which varies among different financial services companies. These ratios are not defined in GAAP or federal banking regulations. As a result, these non-regulatory capital ratios disclosed by the Company are considered non-GAAP financial measures.
Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, we encourage readers to consider the Unaudited Condensed Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(dollar amounts in millions)	2019	2018
Assets
Cash and due from banks	$1,018	$1,108
Interest-bearing deposits at Federal Reserve Bank	618	1,564
Interest-bearing deposits in banks	122	53
Trading account securities	118	105
Available-for-sale securities	14,286	13,780
Held-to-maturity securities	8,430	8,565
Other securities	455	565
Loans held for sale (includes $963 and $613 respectively, measured at fair value)(1)	1,064	804
Loans and leases (includes $80 and $79 respectively, measured at fair value)(1)	74,892	74,900
Allowance for loan and lease losses	(783)	(772)
Net loans and leases	74,109	74,128
Bank owned life insurance	2,532	2,507
Premises and equipment	775	790
Goodwill	1,990	1,989
Servicing rights and other intangible assets	455	535
Other assets	2,763	2,288
Total assets	$108,735	$108,781
Liabilities and shareholders’ equity
Liabilities
Deposits (includes $0 and $872 respectively, classified as held-for-sale)	$82,395	$84,774
Short-term borrowings	2,173	2,017
Long-term debt	9,874	8,625
Other liabilities	2,384	2,263
Total liabilities	96,826	97,679
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock	1,203	1,203
Common stock	10	11
Capital surplus	8,980	9,181
Less treasury shares, at cost	(55)	(45)
Accumulated other comprehensive loss	(175)	(609)
Retained earnings	1,946	1,361
Total shareholders’ equity	11,909	11,102
Total liabilities and shareholders’ equity	$108,735	$108,781
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,032,755,207	1,046,767,252
Treasury shares outstanding	4,548,310	3,817,385
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	740,500	740,500

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 11 "Fair Values of Assets and Liabilities".
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, share amounts in thousands)	2019	2018	2019	2018
Interest and fee income:
Loans and leases	$889	$848	$2,692	$2,414
Available-for-sale securities
Taxable	74	68	222	209
Tax-exempt	20	24	64	71
Held-to-maturity securities—taxable	54	52	164	159
Other securities—taxable	3	6	13	19
Other	12	9	35	21
Total interest income	1,052	1,007	3,190	2,893
Interest expense:
Deposits	154	112	449	259
Short-term borrowings	13	9	46	42
Subordinated notes and other long-term debt	86	84	262	236
Total interest expense	253	205	757	537
Net interest income	799	802	2,433	2,356
Provision for credit losses	82	53	208	175
Net interest income after provision for credit losses	717	749	2,225	2,181
Service charges on deposit accounts	98	93	277	270
Cards and payment processing income	64	57	183	166
Trust and investment management services	44	43	131	129
Mortgage banking income	54	31	109	85
Capital markets fees	36	26	92	74
Insurance income	20	19	64	61
Bank owned life insurance income	18	19	49	51
Gain on sale of loans and leases	13	16	39	39
Net (losses) gains on sales of securities	—	(2)	(2)	(2)
Other noninterest income	42	40	140	119
Total noninterest income	389	342	1,082	992
Personnel costs	406	388	1,228	1,160
Outside data processing and other services	87	69	257	211
Net occupancy	38	38	118	114
Equipment	41	38	121	116
Deposit and other insurance expense	8	18	24	54
Professional services	16	17	40	43
Marketing	10	12	28	38
Amortization of intangibles	12	13	37	40
Other noninterest expense	49	58	167	160
Total noninterest expense	667	651	2,020	1,936
Income before income taxes	439	440	1,287	1,237
Provision for income taxes	67	62	193	178
Net income	372	378	1,094	1,059
Dividends on preferred shares	18	18	55	51
Net income applicable to common shares	$354	$360	$1,039	$1,008
Average common shares—basic	1,034,940	1,084,536	1,042,246	1,090,570
Average common shares—diluted	1,051,273	1,103,740	1,059,064	1,116,978
Per common share:
Net income—basic	$0.34	$0.33	$1.00	$0.92
Net income—diluted	0.34	0.33	0.98	0.90

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Net income	$372	$378	$1,094	$1,059
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	69	(62)	349	(264)
Total unrealized gains (losses) on available-for-sale securities	69	(62)	349	(264)
Change in fair value related to cash flow hedges	28	—	82	—
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	1	3	3
Other comprehensive income (loss), net of tax	98	(61)	434	(261)
Comprehensive income	$470	$317	$1,528	$798
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended September 30, 2019
Balance, beginning of period	$1,203	1,042,140	$10	$9,030	(4,299)	$(52)	$(273)	$1,750	$11,668
Net income								372	372
Other comprehensive income (loss), net of tax							98		98
Repurchases of common stock		(5,213)	—	(68)					(68)
Cash dividends declared:
Common ($0.15 per share)								(158)	(158)
Preferred Series B ($12.51 per share)								—	—
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(10)	(10)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				16					16
Other share-based compensation activity		376	—	2					2
Other					(249)	(3)			(3)
Balance, end of period	$1,203	1,037,303	$10	$8,980	(4,548)	$(55)	$(175)	$1,946	$11,909

Three Months Ended September 30, 2018
Balance, beginning of period	$1,203	1,107,817	$11	$10,038	(3,268)	$(40)	$(730)	$990	$11,472
Net income								378	378
Other comprehensive income (loss), net of tax							(61)		(61)
Repurchase of common stock		(43,670)	—	(691)					(691)
Cash dividends declared:
Common ($0.14 per share)								(150)	(150)
Preferred Series B ($12.84 per share)								(1)	(1)
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(9)	(9)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				15					15
Other share-based compensation activity		1,104	—	(4)				(4)	(8)
Other					(454)	(4)	1		(3)
Balance, end of period	$1,203	1,065,251	$11	$9,358	(3,722)	$(44)	$(790)	$1,196	$10,934

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Nine Months Ended September 30, 2019
Balance, beginning of period	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								1,094	1,094
Other comprehensive income (loss), net of tax							434		434
Repurchases of common stock		(18,390)	(1)	(244)					(245)
Cash dividends declared:
Common ($0.43 per share)								(455)	(455)
Preferred Series B ($39.47 per share)								(1)	(1)
Preferred Series C ($44.07 per share)								(4)	(4)
Preferred Series D ($46.88 per share)								(29)	(29)
Preferred Series E ($4,275.00 per share)								(21)	(21)
Recognition of the fair value of share-based compensation				64					64
Other share-based compensation activity		5,109	—	(21)					(21)
Other				—	(731)	(10)		1	(9)
Balance, end of period	$1,203	1,037,303	$10	$8,980	(4,548)	$(55)	$(175)	$1,946	$11,909

Nine Months Ended September 30, 2018
Balance, beginning of period	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								1,059	1,059
Other comprehensive income (loss), net of tax							(261)		(261)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchases of common stock		(46,677)	—	(739)					(739)
Cash dividends declared:
Common ($0.36 per share)								(393)	(393)
Preferred Series B ($36.51 per share)								(2)	(2)
Preferred Series C ($44.07 per share)								(4)	(4)
Preferred Series D ($46.88 per share)								(28)	(28)
Preferred Series E ($3,467.50 per share)								(17)	(17)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				59					59
Other share-based compensation activity		6,303	—	(32)				(8)	(40)
Other				—	(454)	(9)			(9)
Balance, end of period	$1,203	1,065,251	$11	$9,358	(3,722)	$(44)	$(790)	$1,196	$10,934

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018
Operating activities
Net income	$1,094	$1,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	208	175
Depreciation and amortization	308	350
Share-based compensation expense	64	59
Deferred income tax expense	(6)	125
Net change in:
Trading account securities	(51)	3
Loans held for sale	(356)	(384)
Other assets	(662)	(325)
Other liabilities	297	215
Other, net	2	(133)
Net cash provided by (used in) operating activities	898	1,144
Investing activities
Change in interest bearing deposits in banks	(121)	62
Proceeds from:
Maturities and calls of available-for-sale securities	1,338	1,539
Maturities and calls of held-to-maturity securities	656	573
Maturities and calls of other securities	153	40
Sales of available-for-sale securities	1,746	381
Purchases of available-for-sale securities	(3,174)	(1,044)
Purchases of held-to-maturity securities	(516)	(71)
Purchases of other securities	(5)	(5)
Net proceeds from sales of portfolio loans	670	461
Principal payments received under direct finance and sales-type leases	544	—
Net loan and lease activity, excluding sales and purchases	(1,162)	(3,583)
Purchases of premises and equipment	(82)	(62)
Purchases of loans and leases	(311)	(318)
Net cash paid for branch disposition	(548)	—
Other, net	49	50
Net cash provided by (used in) investing activities	(763)	(1,977)
Financing activities
Increase (decrease) in deposits	(1,654)	4,648
Increase (decrease) in short-term borrowings	196	(3,613)
Net proceeds from issuance of long-term debt	1,737	2,171
Maturity/redemption of long-term debt	(684)	(1,915)
Dividends paid on preferred stock	(55)	(51)
Dividends paid on common stock	(442)	(362)
Repurchases of common stock	(245)	(739)
Net proceeds from issuance of preferred stock	—	495
Payments related to tax-withholding for share based compensation awards	(26)	(27)
Other, net	2	5
Net cash provided by (used for) financing activities	(1,171)	612
Increase (decrease) in cash and cash equivalents	(1,036)	(221)
Cash and cash equivalents at beginning of period	2,672	1,520
Cash and cash equivalents at end of period	$1,636	$1,299

	Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018
Supplemental disclosures:
Interest paid	$758	$527
Income taxes paid (refunded)	54	(112)
Non-cash activities
Loans transferred to held-for-sale from portfolio	744	470
Loans transferred to portfolio from held-for-sale	14	49
Transfer of loans to OREO	16	15
Transfer of securities from held-to-maturity to available-for-sale	—	2,833
Transfer of securities from available-for-sale to held-to-maturity	—	2,707
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

–
The standard will require additional quantitative and qualitative disclosures related to the credit risk inherent in Huntington’s portfolio and how management monitors the portfolio’s credit quality.

- Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

- Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

- Management will adopt the guidance on January 1, 2020 and formed a working group in 2017 comprised of teams from different disciplines including credit, finance, and risk management that has evaluated the requirements of the new standard and the impact it will have on our processes, systems and controls. This group is in the later stages of implementing those identified process, system and control changes.

- Huntington has completed the process of developing credit models with model implementation and validation substantially completed during the third quarter of 2019. In addition, management is in the later stages of implementing the accounting, reporting, and governance processes to comply with the new standard.

- Based on the portfolio composition as of September 30, 2019, management estimates the adoption of CECL on January 1, 2020 could result in an overall allowance increase of 40% to 50% compared to current ACL levels. The estimated increase in the allowance is largely attributable to the consumer portfolio, given the longer asset duration associated with many of these products. It is important to note that this is still an estimated impact range. The final adoption impact will be heavily dependent on management's view of existing and forecasted economic conditions and also the composition of the portfolio at the date of adoption.

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

 - Amendment related to Recognition and Measurement of Financial Instruments (ASC Topic 825) should be applied on a modified-retrospective basis effective for fiscal years, including interim period within those fiscal years, beginning after December 15, 2019. Earlier adoption is permitted.

 - Amendments in the Update are not expected to have a material impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief Issued: May 2019
 - Provides entities that have certain instruments within the scope of ASC Subtopic 326-20 with an option to irrevocably elect fair value option, applied on instrument-by-instrument basis. The fair value option does not apply to held-to-maturity debt securities.

 - Effective dates for the amendment is the same as effective dates in ASU 2016-13. The amendment will be applied on a modified-retrospective basis.

 - The amendment is not expected to have a material impact on Huntington's Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $490 million and $428 million at September 30, 2019 and December 31, 2018, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2019 and December 31, 2018.

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Loans and leases:
Commercial and industrial	$30,394	$30,605
Commercial real estate	6,855	6,842
Automobile	12,292	12,429
Home equity	9,300	9,722
Residential mortgage	11,247	10,728
RV and marine	3,553	3,254
Other consumer	1,251	1,320
Loans and leases	$74,892	$74,900
Allowance for loan and lease losses	(783)	(772)
Net loans and leases	$74,109	$74,128

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
Impairment of the residual values of direct financing leases is evaluated quarterly, with impairment arising if the expected fair value is less than the carrying amount. Effective January 1, 2019, as a result of the implementation of ASU 2016-02, Huntington assesses net investments in leases (including residual values) for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. As such, net investments in leases may be reduced by an allowance for credit losses, with changes recognized as provision expense.

The following table presents net investments in lease financing receivables by category at September 30, 2019 and December 31, 2018.

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Commercial and industrial:
Lease payments receivable	$1,743	$1,747
Estimated residual value of leased assets	701	726
Gross investment in commercial and industrial lease financing receivables	2,444	2,473
Deferred origination costs	18	20
Deferred fees	(245)	(250)
Total net investment in commercial and industrial lease financing receivables	$2,217	$2,243
The carrying value of residual values guaranteed was $91 million as of September 30, 2019. The future lease rental payments due from customers on sales-type and direct financing leases at September 30, 2019, totaled $1.7 billion and were due as follows: $0.6 billion in 2020, $0.5 billion in 2021, $0.3 billion in 2022, $0.1 billion in 2023, $0.1 billion in 2024, and less than $0.1 billion thereafter. Interest income recognized for these types of leases was $28 million and $81 million for the three-month and nine-month periods ended September 30, 2019, respectively.
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
The following table presents NALs by loan class at September 30, 2019 and December 31, 2018.

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Commercial and industrial	$291	$188
Commercial real estate	12	15
Automobile	5	5
Home equity	60	62
Residential mortgage	69	69
RV and marine	1	1
Other consumer	—	—
Total nonaccrual loans	$438	$340

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$69	$30	$70	$169	$30,225	$—	$30,394	$9	(2)
Commercial real estate	9	—	7	16	6,839	—	6,855	—
Automobile	79	18	10	107	12,185	—	12,292	8
Home equity	49	16	50	115	9,184	1	9,300	13
Residential mortgage	119	44	164	327	10,841	79	11,247	125	(3)
RV and marine	11	3	2	16	3,537	—	3,553	1
Other consumer	13	6	7	26	1,225	—	1,251	7
Total loans and leases	$349	$117	$310	$776	$74,036	$80	$74,892	$163

	December 31, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$17	$51	$140	$30,465	$—	$30,605	$7	(2)
Commercial real estate	10	—	5	15	6,827	—	6,842	—
Automobile	95	19	10	124	12,305	—	12,429	8
Home equity	51	21	56	128	9,593	1	9,722	17
Residential mortgage	108	47	168	323	10,327	78	10,728	131	(3)
RV and marine	12	3	2	17	3,237	—	3,254	1
Other consumer	14	7	6	27	1,293	—	1,320	6
Total loans and leases	$362	$114	$298	$774	$74,047	$79	$74,900	$170

(1)	NALs are included in this aging analysis based on the loan's past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2019 and 2018.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2019:
ALLL balance, beginning of period	$560	$214	$774
Loan charge-offs	(53)	(49)	(102)
Recoveries of loans previously charged-off	15	14	29
Provision for loan and lease losses	39	43	82
ALLL balance, end of period	$561	$222	$783
AULC balance, beginning of period	$99	$2	$101
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	—	—	—
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$660	$224	$884
Nine-month period ended September 30, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(124)	(145)	(269)
Recoveries of loans previously charged-off	35	42	77
Provision for loan and lease losses	108	95	203
ALLL balance, end of period	$561	$222	$783
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	5	—	5
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$660	$224	$884

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2018:
ALLL balance, beginning of period	$531	$210	$741
Loan charge-offs	(11)	(47)	(58)
Recoveries of loans previously charged-off	15	14	29
Provision for loan and lease losses	8	41	49
ALLL balance, end of period	$543	$218	$761
AULC balance, beginning of period	$90	$3	$93
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	5	(1)	4
AULC balance, end of period	$95	$2	$97
ACL balance, end of period	$638	$220	$858
Nine-month period ended September 30, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(46)	(138)	(184)
Recoveries of loans previously charged-off	45	44	89
Provision for loan and lease losses	62	103	165
ALLL balance, end of period	$543	$218	$761
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	11	(1)	10
AULC balance, end of period	$95	$2	$97
ACL balance, end of period	$638	$220	$858

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
The following table presents each loan and lease class by credit quality indicator at September 30, 2019 and December 31, 2018.

	September 30, 2019
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,276	$657	$1,457	$4	$30,394
Commercial real estate	6,609	158	87	1	6,855

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,257	$4,462	$1,328	$245	$12,292
Home equity	5,847	2,815	592	45	9,299
Residential mortgage	7,633	2,796	600	139	11,168
RV and marine	2,313	1,027	111	102	3,553
Other consumer	487	583	117	64	1,251

	December 31, 2018
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,807	$518	$1,269	$11	$30,605
Commercial real estate	6,586	181	74	1	6,842

	Credit Risk Profile by FICO Score (1), (2)
Consumer	750+	650-749	<650	Other (3)	Total
Automobile	$6,254	$4,520	$1,373	$282	$12,429
Home equity	6,098	2,975	591	56	9,720
Residential mortgage	7,159	2,801	612	78	10,650
RV and marine	2,074	990	105	85	3,254
Other consumer	501	633	129	57	1,320

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)	Reflects deferred fees and costs, loans in process, etc.

Impaired Loans
See Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of accounting policies related to impaired loans.
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2019 and December 31, 2018.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at September 30, 2019
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$45	$7	$52
Attributable to loans collectively evaluated for impairment	516	215	731
Total ALLL balance	$561	$222	$783
Loan and Lease Ending Balances at September 30, 2019 (1)
Portion of loan and lease ending balance:
Individually evaluated for impairment	$574	$579	$1,153
Collectively evaluated for impairment	36,675	36,984	73,659
Total loans and leases evaluated for impairment	$37,249	$37,563	$74,812

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2018
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$33	$10	$43
Attributable to loans collectively evaluated for impairment	509	220	729
Total ALLL balance:	$542	$230	$772
Loan and Lease Ending Balances at December 31, 2018 (1)
Portion of loan and lease ending balances:
Individually evaluated for impairment	516	591	1,107
Collectively evaluated for impairment	36,931	36,783	73,714
Total loans and leases evaluated for impairment	$37,447	$37,374	$74,821

(1)	Excludes loans accounted for under the fair value option.

The following tables present by class the ending balance, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized for impaired loans and leases: (1)

	September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$205	$250	$—	$204	$4	$210	$16
Commercial real estate	31	33	—	30	2	34	6

With an allowance recorded:
Commercial and industrial	314	344	43	322	3	298	8
Commercial real estate	24	27	2	29	—	32	1
Automobile	42	45	2	41	1	40	2
Home equity	292	329	9	297	3	305	10
Residential mortgage	290	326	3	287	3	287	8
RV and marine	4	4	—	3	—	3	—
Other consumer	10	10	2	10	—	9	—

Total
Commercial and industrial (3)	519	594	43	526	7	508	24
Commercial real estate (4)	55	60	2	59	2	66	7
Automobile (2)	42	45	2	41	1	40	2
Home equity (5)	292	329	9	297	3	305	10
Residential mortgage (5)	290	326	3	287	3	287	8
RV and marine (2)	4	4	—	3	—	3	—
Other consumer (2)	10	10	2	10	—	9	—

	December 31, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance (7)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$224	$261	$—	$264	$5	$264	$16
Commercial real estate	36	45	—	36	2	49	6

With an allowance recorded:
Commercial and industrial	221	240	31	284	3	285	9
Commercial real estate	35	39	2	49	1	48	2
Automobile	38	42	2	38	1	37	2
Home equity	314	356	10	326	3	330	11
Residential mortgage	287	323	4	290	3	299	8
RV and marine	2	3	—	2	—	2	—
Other consumer	9	9	3	9	—	8	—

Total
Commercial and industrial (3)	445	501	31	548	8	549	25
Commercial real estate (4)	71	84	2	85	3	97	8
Automobile (2)	38	42	2	38	1	37	2
Home equity (5)	314	356	10	326	3	330	11
Residential mortgage (5)	287	323	4	290	3	299	8
RV and marine (2)	2	3	—	2	—	2	—
Other consumer (2)	9	9	3	9	—	8	—

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, RV and marine, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At September 30, 2019 and December 31, 2018, C&I loans of $309 million and $366 million, respectively, were considered impaired due to their status as a TDR.

(4)	At September 30, 2019 and December 31, 2018, CRE loans of $46 million and $60 million, respectively, were considered impaired due to their status as a TDR.

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

TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided would not otherwise be considered. However, not all loan modifications are TDRs. See Note 3 “Loans / Leases and Allowance for Credit Losses” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for an additional discussion of TDRs.

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2019 and 2018.

	New Troubled Debt Restructurings (1)
	Three Months Ended September 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	119	$—	$39	$—	$—	$39
Commercial real estate	7	—	1	—	—	1
Automobile	833	—	5	2	—	7
Home equity	76	—	2	3	—	5
Residential mortgage	69	—	9	—	—	9
RV and marine	46	—	1	—	—	1
Other consumer	385	2	—	—	—	2
Total new TDRs	1,535	$2	$57	$5	$—	$64

	Three Months Ended September 30, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	131	$—	$35	$—	$—	$35
Commercial real estate	9	—	5	—	—	5
Automobile	848	—	4	3	—	7
Home equity	159	—	8	3	—	11
Residential mortgage	76	—	8	1	—	9
RV and marine	40	—	—	—	—	—
Other consumer	386	2	—	—	—	2
Total new TDRs	1,649	$2	$60	$7	$—	$69

	New Troubled Debt Restructurings (1)
	Nine Months Ended September 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	335	$—	$114	$—	$—	$114
Commercial real estate	21	—	12	—	—	12
Automobile	2,227	—	14	6	—	20
Home equity	248	—	7	6	—	13
Residential mortgage	241	—	27	1	—	28
RV and marine finance	113	—	1	1	—	2
Other consumer	972	6	—	—	—	6
Total new TDRs	4,157	$6	$175	$14	$—	$195

	Nine Months Ended September 30, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	641	$—	$302	$—	$—	$302
Commercial real estate	95	—	79	—	—	79
Automobile	2,088	—	11	6	—	17
Home equity	472	—	21	8	—	29
Residential mortgage	278	—	29	2	—	31
RV and marine finance	99	—	—	1	—	1
Other consumer	1,320	6	—	—	—	6
Total new TDRs	4,993	$6	$442	$17	$—	$465

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances.
The financial effects of modification represent the impact on the provision (recovery) for loan and lease losses. Amounts for the three-month periods ended September 30, 2019 and 2018, were $1 million and $(1) million, respectively. For the nine-month periods ended September 30, 2019 and 2018, the financial effects of modification were $(1) million and $(11) million, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of September 30, 2019 and December 31, 2018, these borrowings and advances are secured by $38.2 billion and $46.5 billion, respectively, of loans and securities.

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at September 30, 2019 and December 31, 2018:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2019
Available-for-sale securities:
U.S. Treasury	$10	$—	$—	$10
Federal agencies:
Residential CMO	6,668	71	(15)	6,724
Residential MBS	2,355	39	(1)	2,393
Commercial MBS	1,237	3	(1)	1,239
Other agencies	117	—	—	117
Total U.S. Treasury, federal agency and other agency securities	10,387	113	(17)	10,483
Municipal securities	3,147	35	(30)	3,152
Asset-backed securities	588	8	(1)	595
Corporate debt	50	2	—	52
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,176	$158	$(48)	$14,286

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,970	$41	$(3)	$2,008
Residential MBS	2,065	45	—	2,110
Commercial MBS	4,075	66	—	4,141
Other agencies	316	5	—	321
Total federal agency and other agency securities	8,426	157	(3)	8,580
Municipal securities	4	—	—	4
Total held-to-maturity securities	$8,430	$157	$(3)	$8,584

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$104	$—	$—	$104
Federal Reserve Bank stock	297	—	—	297
Other securities, at fair value
Mutual funds	53	—	—	53
Marketable equity securities	1	—	—	1
Total other securities	$455	$—	$—	$455

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2018
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,185	15	(201)	6,999
Residential MBS	1,261	9	(15)	1,255
Commercial MBS	1,641	—	(58)	1,583
Other agencies	128	—	(2)	126
Total U.S. Treasury, federal agency and other agency securities	10,220	24	(276)	9,968
Municipal securities	3,512	6	(78)	3,440
Asset-backed securities	318	1	(4)	315
Corporate debt	54	—	(1)	53
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,108	$31	$(359)	$13,780

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,124	$—	$(47)	$2,077
Residential MBS	1,851	2	(42)	1,811
Commercial MBS	4,235	—	(186)	4,049
Other agencies	350	—	(6)	344
Total federal agency and other agency securities	8,560	2	(281)	8,281
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,565	$2	$(281)	$8,286

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$248	$—	$—	$248
Federal Reserve Bank stock	295	—	—	295
Other securities, at fair value
Mutual funds	20	—	—	20
Marketable equity securities	1	1	—	2
Total other securities	$564	$1	$—	$565

The following table provides the amortized cost and fair value of securities by contractual maturity at September 30, 2019 and December 31, 2018. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2019		December 31, 2018
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$294	$291	$186	$185
After 1 year through 5 years	1,084	1,074	1,057	1,039
After 5 years through 10 years	1,708	1,717	1,838	1,802
After 10 years	11,090	11,204	11,027	10,754
Total available-for-sale securities	$14,176	$14,286	$14,108	$13,780

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	18	19	11	11
After 5 years through 10 years	329	335	362	356
After 10 years	8,083	8,230	8,192	7,919
Total held-to-maturity securities	$8,430	$8,584	$8,565	$8,286

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at September 30, 2019 and December 31, 2018:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,287	$(3)	$1,207	$(12)	$2,494	$(15)
Residential MBS	353	(1)	9	—	362	(1)
Commercial MBS	80	—	401	(1)	481	(1)
Other agencies	1	—	—	—	1	—
Total federal agency and other agency securities	1,721	(4)	1,617	(13)	3,338	(17)
Municipal securities	403	(7)	1,238	(23)	1,641	(30)
Asset-backed securities	68	—	93	(1)	161	(1)
Corporate debt	—	—	—	—	—	—
Total temporarily impaired securities	$2,192	$(11)	$2,948	$(37)	$5,140	$(48)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$160	$(1)	$119	$(2)	$279	$(3)
Residential MBS	—	—	—	—	—	—
Commercial MBS	—	—	27	—	27	—
Other agencies	5	—	—	—	5	—
Total federal agency and other agency securities	165	(1)	146	(2)	311	(3)
Municipal securities	4	—	—	—	4	—
Total temporarily impaired securities	$169	$(1)	$146	$(2)	$315	$(3)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Available-for-sale securities:
Federal agencies:
Residential CMO	$425	$(3)	$5,943	$(198)	$6,368	$(201)
Residential MBS	259	(6)	319	(9)	578	(15)
Commercial MBS	10	—	1,573	(58)	1,583	(58)
Other agencies	—	—	124	(2)	124	(2)
Total federal agency and other agency securities	694	(9)	7,959	(267)	8,653	(276)
Municipal securities	1,425	(24)	1,602	(54)	3,027	(78)
Asset-backed securities	95	(2)	117	(2)	212	(4)
Corporate debt	40	—	1	(1)	41	(1)
Total temporarily impaired securities	$2,254	$(35)	$9,679	$(324)	$11,933	$(359)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$12	$—	$2,004	$(47)	$2,016	$(47)
Residential MBS	16	—	1,457	(42)	1,473	(42)
Commercial MBS	—	—	4,041	(186)	4,041	(186)
Other agencies	113	(2)	205	(4)	318	(6)
Total federal agency and other agency securities	141	(2)	7,707	(279)	7,848	(281)
Municipal securities	—	—	4	—	4	—
Total temporarily impaired securities	$141	$(2)	$7,711	$(279)	$7,852	$(281)

At September 30, 2019 and December 31, 2018, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.8 billion and $4.5 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2019 or December 31, 2018.
The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Gross gains on sales of securities	$—	$—	$9	$6
Gross losses on sales of securities	—	(2)	(11)	(8)
Net (loss) gain on sales of securities	$—	$(2)	$(2)	$(2)

Security Impairment
Huntington evaluates the securities portfolio for impairment on a quarterly basis. As of September 30, 2019, the Company has evaluated available-for-sale and held-to-maturity securities with gross unrealized losses for impairment and concluded less than $1 million and no OTTI was required for the three-month periods ended September 30, 2019 and 2018, respectively, and less than $1 million and no OTTI was required for the nine-month periods ended September 30, 2019 and 2018, respectively.
Other securities that are carried at cost are reviewed for impairment on a quarterly basis, with valuation adjustments recognized in other noninterest income. As of September 30, 2019, the Company concluded no impairment is required.

5. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Residential mortgage loans sold with servicing retained	$1,238	$1,047	$3,025	$2,787
Pretax gains resulting from above loan sales (1)	26	24	61	64

(1)	Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the amortization method for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Carrying value, beginning of period	$184	$204	$211	$191
New servicing assets created	12	12	31	32
Impairment (charge) recovery	(11)	—	(38)	7
Amortization	(13)	(8)	(32)	(22)
Carrying value, end of period	$172	$208	$172	$208
Fair value, end of period	$172	$222	$172	$222
Weighted-average life (years)	4.9	7.1	4.9	7.1

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
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at September 30, 2019, and December 31, 2018 follows:

	September 30, 2019				December 31, 2018
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	15.60%		$(8)	$(15)	9.40%		$(6)	$(12)
Spread over forward interest rate swap rates	889	bps	(5)	(9)	934	bps	(7)	(13)

Additionally, at September 30, 2019 and 2018, Huntington held MSRs recorded using the fair value method of $8 million and $11 million, respectively.
Total servicing, late fees and other ancillary fees included in mortgage banking income was $16 million and $15 million for the three-month periods ended September 30, 2019 and 2018, respectively. For the nine-month periods ended September 30, 2019 and 2018, total servicing, late fees and other ancillary fees included in mortgage banking income was $47 million and $44 million. The unpaid principal balance of residential mortgage loans serviced for third parties was $21.7 billion and $21.0 billion at September 30, 2019 and December 31, 2018, respectively.
6. OPERATING LEASES
At September 30, 2019, Huntington was obligated under noncancelable leases for branch and office space. These leases are all classified as operating primarily due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options). Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

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
Net lease assets and liabilities at September 30, 2019 are as follows:

(dollar amounts in millions)	Classification	September 30, 2019
Assets
Operating lease assets	Other assets	$200
Liabilities
Lease liabilities	Other liabilities	$225

Net lease cost for the three-month and nine-month periods ended September 30, 2019 is as follows:

(dollar amounts in millions)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Net occupancy	$11	$34
Short term lease cost	Net occupancy	—	1
Sublease income	Net occupancy	(1)	(2)
Net lease cost		$10	$33

Maturity of lease liabilities at September 30, 2019 are as follows:

(dollar amounts in millions)	Total
Remainder of 2019	$10
2020	50
2021	39
2022	34
2023	29
Thereafter	105
Total lease payments	$267
Less: Interest	(42)
Total lease liabilities	$225

Lease term and discount rate as of September 30, 2019 are as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.41

Weighted-average discount rate
Operating leases	4.67%

Cash flow supplemental information at September 30, 2019 are as follows:

(dollar amounts in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(41)

Right-of-use assets obtained in exchange for lease obligations
Operating leases	19

7. LONG-TERM DEBT
In January 2019, the Bank issued $300 million of senior notes at 100% of face value. The senior notes mature on February 5, 2021 and will bear interest at a rate per annum, reset quarterly, equal to the three-month LIBOR for U.S. dollar deposits plus 0.55%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
In February 2019, the Bank issued $500 million of senior notes at 99.909% of face value. The senior notes mature on April 1, 2022 and have a fixed coupon rate of 3.125%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
In August 2019, Huntington issued $800 million of senior notes at 99.781% of face value. The senior notes mature on August 6, 2024 and have a fixed coupon rate of 2.625%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
8. OTHER COMPREHENSIVE INCOME
The components of Huntington's OCI for the three-month and nine-month periods ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$81	$(18)	$63
Less: Reclassification adjustment for realized net losses (gains) included in net income	8	(2)	6
Net change in unrealized holding gains (losses) on available-for-sale securities	89	(20)	69
Net change in fair value on cash flow hedges	36	(8)	28
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$126	$(28)	$98

	Three Months Ended September 30, 2018
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(82)	$18	$(64)
Less: Reclassification adjustment for realized net losses (gains) included in net income	3	(1)	2
Net change in unrealized gains (losses) on available-for-sale securities	(79)	17	(62)
Net change in pension and other post-retirement obligations	2	(1)	1
Total other comprehensive income (loss)	$(77)	$16	$(61)

	Nine Months Ended September 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$428	$(95)	$333
Less: Reclassification adjustment for realized net losses (gains) included in net income	21	(5)	16
Net change in unrealized holding gains (losses) on available-for-sale securities	449	(100)	349
Net change in fair value on cash flow hedges	104	(22)	82
Net change in pension and other post-retirement obligations	3	—	3
Total other comprehensive income (loss)	$556	$(122)	$434

	Nine Months Ended September 30, 2018
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$(359)	$78	$(281)
Less: Reclassification adjustment for realized net losses (gains) included in net income	21	(4)	17
Net change in unrealized holding gains (losses) on available-for-sale securities	(338)	74	(264)
Net change in pension and other post-retirement obligations	4	(1)	3
Total other comprehensive income (loss)	$(334)	$73	$(261)

Activity in accumulated OCI for the three and nine month periods ended September 30, 2019 and 2018, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three Months Ended September 30, 2019
Balance, beginning of period	$(83)	$54	$(244)	$(273)
Other comprehensive income before reclassifications	63	28	—	91
Amounts reclassified from accumulated OCI to earnings	6	—	1	7
Period change	69	28	1	98
Balance, end of period	$(14)	$82	$(243)	$(175)

Three Months Ended September 30, 2018
Balance, beginning of period	$(482)	$—	$(248)	$(730)
Other comprehensive income before reclassifications	(64)	—	—	(64)
Amounts reclassified from accumulated OCI to earnings	2	—	1	3
Period change	(62)	—	1	(61)
Other	1			1
Balance, end of period	$(543)	$—	$(247)	$(790)

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Nine Months Ended September 30, 2019
Balance, beginning of period	$(363)	$—	$(246)	$(609)
Other comprehensive income before reclassifications	333	82	—	415
Amounts reclassified from accumulated OCI to earnings	16	—	3	19
Period change	349	82	3	434
Balance, end of period	$(14)	$82	$(243)	$(175)

Nine Months Ended September 30, 2018
Balance, beginning of period	$(278)	$—	$(250)	$(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)			(1)
Other comprehensive income before reclassifications	(281)	—	—	(281)
Amounts reclassified from accumulated OCI to earnings	17	—	3	20
Period change	(264)	—	3	(261)
Balance, end of period	$(543)	$—	$(247)	$(790)

(1)
AOCI amounts at September 30, 2019, June 30, 2019 and September 30, 2018 include $126 million, $131 million and $141 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Three Months Ended
(dollar amounts in millions)	September 30, 2019	September 30, 2018
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(4)	$(3)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(4)	—	Noninterest income - net gains (losses) on sale of securities
Total before tax	(8)	(3)
Tax (expense) benefit	2	1
Net of tax	$(6)	$(2)
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1)	$(2)	Noninterest income
Net periodic benefit costs	—	—	Noninterest income
Total before tax	(1)	(2)
Tax (expense) benefit	—	1
Net of tax	$(1)	$(1)

	Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
	Nine Months Ended
(dollar amounts in millions)	September 30, 2019	September 30, 2018
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$(11)	$(9)	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(10)	(12)	Noninterest income - net gains (losses) on sale of securities
Total before tax	(21)	(21)
Tax (expense) benefit	5	4
Net of tax	$(16)	$(17)
Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(4)	$(6)	Noninterest income
Net periodic benefit costs	1	2	Noninterest income
Total before tax	(3)	(4)
Tax (expense) benefit	—	1
Net of tax	$(3)	$(3)

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
For the nine months ended September 30, 2018, total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2019	2018	2019	2018
Basic earnings per common share:
Net income	$372	$378	$1,094	$1,059
Preferred stock dividends	(18)	(18)	(55)	(51)
Net income available to common shareholders	$354	$360	$1,039	$1,008
Average common shares issued and outstanding	1,034,940	1,084,536	1,042,246	1,090,570
Basic earnings per common share	$0.34	$0.33	$1.00	$0.92
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,930	15,655	12,681	17,105
Shares held in deferred compensation plans	4,403	3,549	4,137	3,416
Dilutive impact of Preferred Stock	—	—	—	5,887
Dilutive potential common shares	16,333	19,204	16,818	26,408
Total diluted average common shares issued and outstanding	1,051,273	1,103,740	1,059,064	1,116,978
Diluted earnings per common share	$0.34	$0.33	$0.98	$0.90
Anti-dilutive awards (1)	6,253	1,616	4,900	2,035

(1)	Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

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

(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Noninterest income
Noninterest income from contracts with customers	$240	$222	$697	$654
Noninterest income within the scope of other GAAP topics	149	120	385	338
Total noninterest income	$389	$342	$1,082	$992

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 15 "Segment Reporting".

	Three Months Ended September 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$79	$16	$2	$1	$—	$98
Card and payment processing income	56	4	—	—	—	60
Trust and investment management services	9	1	—	34	—	44
Insurance income	8	2	—	10	—	20
Other income	8	7	2	1	—	18
Net revenue from contracts with customers	$160	$30	$4	$46	$—	$240
Noninterest income within the scope of other GAAP topics	63	71	—	1	14	149
Total noninterest income	$223	$101	$4	$47	$14	$389

	Three Months Ended September 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$75	$16	$1	$1	$—	$93
Card and payment processing income	50	3	—	—	—	53
Trust and investment management services	7	1	—	34	—	42
Insurance income	8	1	—	10	—	19
Other income	10	2	1	1	1	15
Net revenue from contracts with customers	$150	$23	$2	$46	$1	$222
Noninterest income within the scope of other GAAP topics	44	58	1	—	17	120
Total noninterest income	$194	$81	$3	$46	$18	$342

	Nine Months Ended September 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$221	$48	$5	$3	$—	$277
Card and payment processing income	162	11	—	—	—	173
Trust and investment management services	25	2	—	103	1	131
Insurance income	25	5	—	33	1	64
Other income	24	17	4	5	2	52
Net revenue from contracts with customers	$457	$83	$9	$144	$4	$697
Noninterest income within the scope of other GAAP topics	139	183	—	3	60	385
Total noninterest income	$596	$266	$9	$147	$64	$1,082

	Nine Months Ended September 30, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$215	$48	$4	$3	$—	$270
Card and payment processing income	146	8	—	—	—	154
Trust and investment management services	19	3	—	106	—	128
Insurance income	26	3	—	31	1	61
Other income	30	3	2	4	2	41
Net revenue from contracts with customers	$436	$65	$6	$144	$3	$654
Noninterest income within the scope of other GAAP topics	121	169	3	2	43	338
Total noninterest income	$557	$234	$9	$146	$46	$992

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2019 is expected to be earned within one year.

11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 17 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2019 and 2018.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$89	$—	$—	$89
Other securities	29	—	—	—	29
	29	89	—	—	118
Available-for-sale securities:
U.S. Treasury securities	10	—	—	—	10
Residential CMOs	—	6,724	—	—	6,724
Residential MBS	—	2,393	—	—	2,393
Commercial MBS	—	1,239	—	—	1,239
Other agencies	—	117	—	—	117
Municipal securities	—	58	3,094	—	3,152
Asset-backed securities	—	540	55	—	595
Corporate debt	—	52	—	—	52
Other securities/sovereign debt	—	4	—	—	4
	10	11,127	3,149	—	14,286
Other securities	54	—	—	—	54
Loans held for sale	—	963	—	—	963
Loans held for investment	—	53	27	—	80
MSRs	—	—	8	—	8
Derivative assets	—	1,112	11	(546)	577
Liabilities
Derivative liabilities	—	628	3	(504)	127

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$1	$27	$—	$—	$28
Other securities	77	—	—	—	77
	78	27	—	—	105
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,999	—	—	6,999
Residential MBS	—	1,255	—	—	1,255
Commercial MBS	—	1,583	—	—	1,583
Other agencies	—	126	—	—	126
Municipal securities	—	275	3,165	—	3,440
Asset-backed securities	—	315	—	—	315
Corporate debt	—	53	—	—	53
Other securities/sovereign debt	—	4	—	—	4
	5	10,610	3,165	—	13,780
Other securities	22	—	—	—	22
Loans held for sale	—	613	—	—	613
Loans held for investment	—	49	30	—	79
MSRs	—	—	10	—	10
Derivative assets	21	474	5	(291)	209
Liabilities
Derivative liabilities	11	390	3	(217)	187

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2019 and 2018, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$9	$9	$3,202	$—	$28
Transfers out of Level 3 (1)	—	(20)	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	19	(1)	—	—
Included in OCI	—	—	24	—	—
Purchases/originations	—	—	28	55	—
Sales	—	—	—	—	—
Repayments	—	—	—	—	(1)
Settlements	—	—	(159)	—	—
Closing balance	$8	$8	$3,094	$55	$27
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$(1)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$23	$—	$—

	Level 3 Fair Value Measurements Three Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$11	$1	$3,178	$34
Transfers out of Level 3 (1)	—	(12)	—	—
Total gains/losses for the period:
Included in earnings	—	9	(1)	—
Included in OCI	—	—	—	—
Purchases/originations	—	—	260	—
Sales	—	—	—	—
Repayments	—	—	—	(2)
Settlements	—	3	(160)	—
Closing balance	$11	$1	$3,277	$32
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$(3)	$—	$—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities	Loans held for investment
Opening balance	$10	$2	$3,165	$—	$30
Transfers out of Level 3 (1)	—	(44)	—	—	—
Total gains/losses for the period:
Included in earnings	(2)	50	(1)	—	—
Included in OCI	—	—	70	—	—
Purchases/originations	—	—	136	55	—
Sales	—	—	—	—	—
Repayments	—	—	—	—	(3)
Settlements	—	—	(276)	—	—
Closing balance	$8	$8	$3,094	$55	$27
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(2)	$6	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$68	$—	$—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers out of Level 3 (1)	—	(26)	—	—	—
Total gains/losses for the period:
Included in earnings	—	25	(3)	(2)	—
Included in OCI	—	—	(37)	11	—
Purchases/originations	—	—	539	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(6)
Settlements	—	3	(389)	—	—
Closing balance	$11	$1	$3,277	$—	$32
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$(1)	$—	$—	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Level 3 Fair Value Measurements Three Months Ended September 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$19	$—
Interest and fee income	—	—	(1)
Total	$(1)	$19	$(1)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$—	$9	$—
Other expense	—	—	(1)
Total	$—	$9	$(1)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(2)	$50	$—
Interest and fee income	—	—	(1)
Total	$(2)	$50	$(1)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset-backed securities
Classification of gains and losses in earnings:
Mortgage banking income	$—	$25	$—	$—
Securities gains (losses)	—	—	—	(2)
Other expense	—	—	(3)	—
Total	$—	$25	$(3)	$(2)

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2019
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$963	$932	$31	$1	$1	$—
Loans held for investment	80	86	(6)	4	6	(2)

	December 31, 2018
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$613	$594	$19	$—	$—	$—
Loans held for investment	79	87	(8)	6	7	(1)
The following tables present the net gains (losses) from fair value changes for the three-month and nine-month periods ended September 30, 2019 and 2018.

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Assets	2019	2018	2019	2018
Loans held for sale (1)	$6	$(4)	$12	$(1)

(1)	The net gains (losses) from fair value changes are included in Mortgage banking income on the Unaudited Condensed Consolidated Statements of Income.
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

The amounts measured at fair value on a nonrecurring basis at September 30, 2019 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Nine Months Ended September 30, 2019
MSRs	$172	$—	$—	$172	$(38)
Impaired loans	20	—	—	20	(1)
Loans held for sale	36	—	—	36	(13)

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
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2019
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$8	Discounted cash flow	Constant prepayment rate	0%	-	25%	9%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	11	Consensus Pricing	Net market price	(2)%	-	14%	2%
			Estimated Pull through %	1%	-	100%	90%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				162%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				2%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,094	Discounted cash flow	Discount rate	2%	-	3%	2%
Asset-backed securities	55		Cumulative default	0%	-	64%	4%
			Loss given default	5%	-	80%	24%
Loans held for investment	27	Discounted cash flow	Discount rate	6%	-	6%	6%
			Constant prepayment rate	9%	-	12%	9%
Measured at fair value on a nonrecurring basis:
MSRs	172	Discounted cash flow	Constant prepayment rate	12%		33%	16%
			Spread over forward interest rate swap rates	5%		11%	9%
Impaired loans	20	Appraisal value	NA				NA
Loans held for sale	36	Appraisal value	NA				NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$10	Discounted cash flow	Constant prepayment rate	6%	-	54%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	5	Consensus Pricing	Net market price	(5)%	-	23%	2%
			Estimated Pull through %	1%	-	100%	92%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				163%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				4%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,165	Discounted cash flow	Discount rate	4%	-	4%	4%
			Cumulative default	0%	-	39%	3%
			Loss given default	5%	-	90%	25%
Loans held for investment	30	Discounted cash flow	Discount rate	7%	-	9%	9%
			Constant prepayment rate	9%	-	9%	9%
Measured at fair value on a nonrecurring basis:
Impaired loans	33	Appraisal value	NA				NA
Loans held for sale	121	Discounted cash flow	Discount rate	5%	-	6%	5%
	24	Appraisal value	NA				NA

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

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,758	$—	$—	$1,758	$1,758
Trading account securities	—	—	118	118	118
Available-for-sale securities	—	—	14,286	14,286	14,286
Held-to-maturity securities	8,430	—	—	8,430	8,584
Other securities	401	—	54	455	455
Loans held for sale	—	101	963	1,064	1,067
Net loans and leases (1)	74,029	—	80	74,109	75,234
Derivatives	—	—	577	577	577
Financial Liabilities
Deposits	82,395	—	—	82,395	82,398
Short-term borrowings	2,173	—	—	2,173	2,173
Long-term debt	9,874	—	—	9,874	10,075
Derivatives	—	—	127	127	127

	December 31, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$2,725	$—	$—	$2,725	$2,725
Trading account securities	—	—	105	105	105
Available-for-sale securities	—	—	13,780	13,780	13,780
Held-to-maturity securities	8,565	—	—	8,565	8,286
Other securities	543	—	22	565	565
Loans held for sale	—	191	613	804	806
Net loans and leases (1)	74,049	—	79	74,128	73,668
Derivatives	—	—	209	209	209
Financial Liabilities
Deposits	84,774	—	—	84,774	84,731
Short-term borrowings	2,017	—	—	2,017	2,017
Long-term debt	8,625	—	—	8,625	8,718
Derivatives	—	—	187	187	187

(1)	Includes collateral-dependent loans measured for impairment.

The following table presents the level in the fair value hierarchy for the estimated fair values at September 30, 2019 and December 31, 2018:

	Estimated Fair Value Measurements at Reporting Date Using			September 30, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$29	$89	$—	$118
Available-for-sale securities	10	11,127	3,149	14,286
Held-to-maturity securities	—	8,584	—	8,584
Other securities (1)	54	—	—	54
Loans held for sale	—	963	104	1,067
Net loans and direct financing leases	—	80	75,154	75,234
Financial Liabilities
Deposits	—	75,707	6,691	82,398
Short-term borrowings	—	—	2,173	2,173
Long-term debt	—	9,435	640	10,075

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$78	$27	$—	$105
Available-for-sale securities	5	10,610	3,165	13,780
Held-to-maturity securities	—	8,286	—	8,286
Other securities (1)	22	—	—	22
Loans held for sale	—	613	193	806
Net loans and direct financing leases	—	49	73,619	73,668
Financial Liabilities
Deposits	—	76,922	7,809	84,731
Short-term borrowings	1	—	2,016	2,017
Long-term debt	—	8,158	560	8,718

(1)	Excludes securities without readily determinable fair values.
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
Derivative financial instruments can be designated as accounting hedges under GAAP. Designating a derivative as an accounting hedge allows Huntington to recognize gains and losses on the hedging instruments in the same income statement line item where the gains and losses on the hedged item are recognized. Gains and losses on derivatives that are not designated in an effective hedge relationship under GAAP immediately impact earnings within the period they occur.
The following table presents the fair values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	September 30, 2019		December 31, 2018
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$376	$19	$44	$42
Derivatives not designated as Hedging Instruments
Interest rate contracts	544	417	261	165
Foreign exchange contracts	22	20	23	19
Commodities contracts	178	172	172	168
Equity contracts	3	3	—	10
Total Contracts	$1,123	$631	$500	$404

The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)		2019	2018	2019	2018
Interest rate contracts:
Customer	Capital markets fees	$15	$11	$38	$30
Mortgage Banking	Mortgage banking income	28	5	52	(3)
Interest Rate Floors	Other noninterest income	(1)	—	4	—
Foreign exchange contracts	Capital markets fees	7	6	22	18
Commodities contracts	Capital markets fees	1	1	(3)	3
Equity contracts	Other noninterest expense	(2)	—	(3)	3
Total		$48	$23	$110	$51

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments.

	September 30, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$17,150	$17,150
Investment securities	—	12	12
Long-term debt	7,540	—	7,540
Total notional value at September 30, 2019	$7,540	$17,162	$24,702

		December 31, 2018
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities	$—	$12	$12
Long-term debt	4,865	—	4,865
Total notional value at December 31, 2018	$4,865	$12	$4,877

The following table presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at September 30, 2019 and December 31, 2018.

	September 30, 2019
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$8,287	3.5	$106	1.69%	1.33%
Liability conversion swaps
Receive fixed—generic	7,540	2.5	191	2.20	2.08
Total swap portfolio at September 30, 2019	$15,827	3.0	$297	1.93%	1.69%

	September 30, 2019

(dollar amounts in millions)	Notional Value		Average Maturity (years)		Fair Value
Interest rate floors
Designated interest rate floors	$8,875		1.6		$60
Total floors portfolio at September 30, 2019	$8,875		1.6		$60

	December 31, 2018
				Weighted-Average Rate
(dollar amounts in millions)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.2	$—	2.20%	2.46%
Liability conversion swaps
Receive fixed—generic	4,865	2.6	2	2.24	2.54
Total swap portfolio at December 31, 2018	$4,877	2.6	$2	2.24%	2.54%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $(16) million and $(11) million for the three-month periods ended September 30, 2019, and 2018, respectively, and $(44) million and $(25) million for the nine-month periods ended September 30, 2019, and 2018, respectively.

Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Interest rate contracts
Change in fair value of interest rate swaps hedging long-term debt (1)	$36	$(11)	$165	$55
Change in fair value of hedged long term debt (1)	(32)	12	(162)	(49)

(1)	Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of September 30, 2019 and December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Long-term debt	$7,835	$4,845	$150	$(12)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(104) million and $(127) million at September 30, 2019 and December 31, 2018, respectively.
Cash Flow Hedges
During the first nine months of 2019, Huntington entered into $17.2 billion of interest rate floors and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington's mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. The net asset (liability) position of these derivatives at September 30, 2019 and December 31, 2018 are $14 million and $(4) million, respectively. At September 30, 2019 and December 31, 2018, Huntington had commitments to sell residential real estate loans of $2.0 billion and $0.8 billion, respectively. These contracts mature in less than 1 year.

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
The notional value of the derivative financial instruments, corresponding trading assets and liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	September 30, 2019		December 31, 2018
Notional value	$572		$—
Trading assets	30		—
Trading liabilities	(1)		—

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Trading gains (losses)	$20	$—	$44	$(8)

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
The interest rate or price risk of customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value. Foreign currency derivatives help the customer hedge risk and reduce exposure to fluctuations in exchange rates. Transactions are primarily in liquid currencies with Canadian dollars and Euros comprising a majority of all transactions. Commodity derivatives help the customer hedge risk and reduce exposure to fluctuations in the price of various commodities. Hedging of energy-related products and base metals comprise the majority of these transactions.
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both September 30, 2019 and December 31, 2018, were $87 million and $92 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $30 billion and $26 billion at September 30, 2019 and December 31, 2018, respectively. Huntington’s credit risk from customer derivatives was $515 million and $132 million at the same dates, respectively.
Visa®-related Swaps
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. At September 30, 2019, the fair value of the swap liabilities of $3 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.
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
At September 30, 2019 and December 31, 2018, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $46 million and $37 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.
At September 30, 2019, Huntington pledged $109 million of investment securities and cash collateral to counterparties, while other counterparties pledged $228 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
September 30, 2019	Derivatives	$1,123	$(546)	$577	$(15)	$(31)	$531
December 31, 2018	Derivatives	500	(291)	209	(4)	(53)	152

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
September 30, 2019	Derivatives	$631	$(504)	$127	$—	$(23)	$104
December 31, 2018	Derivatives	404	(217)	187	—	(12)	175

13. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2019, and December 31, 2018:

	September 30, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	714	338	714
Other Investments	157	64	157
Total	$885	$654	$871

	December 31, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	708	357	708
Other Investments	126	53	126
Total	$848	$662	$834

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
A list of trust preferred securities outstanding at September 30, 2019 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	2.79%	(2)	$70	$6
Huntington Capital II	2.71	(3)	32	3
Sky Financial Capital Trust III	3.49	(4)	72	2
Sky Financial Capital Trust IV	3.49	(4)	74	2
Camco Financial Trust	3.42	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at September 30, 2019, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at September 30, 2019, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at September 30, 2019, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at September 30, 2019, based on three-month LIBOR +1.33%.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2019 and December 31, 2018.

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Affordable housing tax credit investments	$1,219	$1,147
Less: amortization	(505)	(439)
Net affordable housing tax credit investments	$714	$708
Unfunded commitments	$338	$357

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2019	2018	2019	2018
Tax credits and other tax benefits recognized	$26	$24	$79	$70

Proportional amortization expense included in provision for income taxes	22	19	66	59

There were no material sales of affordable housing tax credit investments during the three-month and nine-month periods ended September 30, 2019 and 2018. There was no impairment recognized for the three-month and nine-month periods ended September 30, 2019 and 2018.
Other VIE's
Other VIE's include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, automobile securitizations, and other miscellaneous investments.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2019 and December 31, 2018, were as follows:

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$18,345	$17,149
Consumer	14,754	14,974
Commercial real estate	1,410	1,188
Standby letters of credit	624	676
Commercial letters-of-credit	10	14

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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $10 million and $13 million at September 30, 2019 and December 31, 2018, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 20 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K and in Note 14 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (collectively, the prior commitments and contingencies disclosures).
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $20 million at September 30, 2019 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Huntington uses an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). During 2019, the Company updated and refined its FTP methodology primarily related to the allocation of deposit funding costs. Prior period amounts presented below have been restated to reflect the new methodology.
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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s September 30, 2019, December 31, 2018, and September 30, 2018, reported results by business segment.

	Three Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2019
Net interest income	$433	$263	$100	$48	$(45)	$799
Provision (benefit) for credit losses	35	36	12	(1)	—	82
Noninterest income	223	101	4	47	14	389
Noninterest expense	421	142	36	63	5	667
Provision (benefit) for income taxes	42	39	12	7	(33)	67
Net income (loss)	$158	$147	$44	$26	$(3)	$372
2018
Net interest income	$445	$259	$97	$51	$(50)	$802
Provision (benefit) for credit losses	41	(1)	13	—	—	53
Noninterest income	194	81	3	46	18	342
Noninterest expense	424	121	35	60	11	651
Provision (benefit) for income taxes	38	46	11	6	(39)	62
Net income (loss)	$136	$174	$41	$31	$(4)	$378

	Nine Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2019
Net interest income	$1,371	$798	$291	$153	$(180)	$2,433
Provision (benefit) for credit losses	81	103	27	(3)	—	208
Noninterest income	596	266	9	147	64	1,082
Noninterest expense	1,247	427	112	193	41	2,020
Provision (benefit) for income taxes	134	113	33	23	(110)	193
Net income (loss)	$505	$421	$128	$87	$(47)	$1,094
2018
Net interest income	$1,254	$744	$294	$148	$(84)	$2,356
Provision (benefit) for credit losses	98	41	36	—	—	175
Noninterest income	557	234	9	146	46	992
Noninterest expense	1,263	364	106	180	23	1,936
Provision (benefit) for income taxes	95	120	34	24	(95)	178
Net income (loss)	$355	$453	$127	$90	$34	$1,059

	Assets at		Deposits at
(dollar amounts in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Consumer & Business Banking	$25,418	$27,486	$51,671	$50,300
Commercial Banking	34,368	34,818	21,088	23,185
Vehicle Finance	19,414	19,435	363	346
RBHPCG	6,593	6,540	6,101	6,809
Treasury / Other	22,942	20,502	3,172	4,134
Total	$108,735	$108,781	$82,395	$84,774

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2018 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 to July 31, 2019	59,000	$14.42	$512,149,127
August 1, 2019 to August 31, 2019	5,154,176	13.01	445,099,835
September 1, 2019 to September 30, 2019	—	—	445,099,835
Total	5,213,176	$13.02	$445,099,835

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.

(2)
The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On July 17, 2019, the Board of Directors authorized the repurchase of up to $513 million of common shares over the four quarters through the 2020 second quarter. During the 2019 third quarter, Huntington repurchased a total of 5.2 million shares at a weighted average share price of $13.02.

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

10.1	Second Amendment to the Huntington Supplemental 401(k) Plan, dated October 22, 2019
10.2	First Amendment to The Huntington Bancshares Supplemental Retirement Income Plan, dated October 23, 2019
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 28, 2019	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2019	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer (Principal Financial Officer)