Form 10-K
period 2019-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2020-02-14
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
Commission File Number 1-34073
_______________________________________________
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland			31-0724920
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

41 South High Street	Columbus,	Ohio	43287
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Stock—Par Value $0.01 per Share	HBAN	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 5.875% Series C Non-Cumulative, perpetual preferred stock)	HBANN	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 6.250% Series D Non-Cumulative, perpetual preferred stock)	HBANO	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, determined by using a per share closing price of $13.82, as quoted by Nasdaq on that date, was $14,582,832,960. As of January 31, 2020, there were 1,019,194,130 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2020 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
ANPR	Advance Notice of Proposed Rulemaking
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CDs	Certificates of Deposit
CECL	Current Expected Credit Losses
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank of Cincinnati
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FirstMerit	FirstMerit Corporation
FRB	Federal Reserve Bank

4 Huntington Bancshares Incorporated

FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government Sponsored Enterprise
HMDA	Home Mortgage Disclosure Act
HSE	Hutchinson, Shockey, Erley & Co.
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LFI Rating System	Large Financial Institution Rating System
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NOW	Negotiable Order of Withdrawal
NPAs	Nonperforming Assets
NSF	Non-Sufficient Funds
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OIS	Overnight Indexed Swaps
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased financial assets with credit deterioration
PD	Probability of Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, troubled debt restructured loans, and criticized commercial loans
Capital and Liquidity Tailoring Rule	Refers to the changes to applicability thresholds for regulatory and capital and liquidity requirements, issued by the OCC, the Federal Reserve and the FDIC
EPS Tailoring Rule	Refers to Prudential Standards for Large Bank Holding Companies and Savings and Loan Holding, issued by the Federal Reserve
Tailoring Rules	Refers to the Capital and Liquidity Tailoring Rule and the EPS Tailoring Rule

2019 Form 10-K 5

RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RWA	Risk-Weighted Assets
SAD	Special Assets Division
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIFMA	Securities Industry and Financial Markets Association
SOFR	Secured Overnight Financing Rate
SRIP	Supplemental Retirement Income Plan
TCJA	H.R. 1, Originally known as the Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

6 Huntington Bancshares Incorporated

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
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 15,664 average full-time equivalent employees. Through the Bank, we have over 150 years of serving the financial needs of our customers. Through our subsidiaries, we provide full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2019, the Bank had 12 private client group offices and 856 branches as follows:

• 424 branches in Ohio	• 35 branches in Illinois
• 277 branches in Michigan	• 25 branches in West Virginia
• 45 branches in Pennsylvania	• 10 branches in Kentucky
• 40 branches in Indiana
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
Following is a description of our four business segments and the Treasury / Other function:

•
Consumer and Business Banking: The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, investments, consumer loans, credit cards, and small business loans. Other financial services available to customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Huntington serves customers through our network of branches. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and ATMs.

We have a “Fair Play” banking philosophy; providing differentiated products and services, built on a strong foundation of customer advocacy. Our brand resonates with consumers and businesses, earning us new customers and deeper relationships with current customers.

2019 Form 10-K 7

Business Banking is a dynamic part of our business and we are committed to being the bank of choice for businesses in our markets. Business Banking is defined as serving companies with annual revenues up to $20 million. Huntington continues to develop products and services that are designed specifically to meet the needs of small business and look for ways to help companies find solutions to their financing needs.
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

•
Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: Middle Market/Asset Based Lending, Specialty Banking, Asset Finance, Capital Markets/Institutional Corporate Banking, Commercial Real Estate, and Treasury Management.

Middle Market/Asset Based Lending primarily focuses on providing banking solutions to companies with annual revenues of $20 to $500 million. Through a relationship management approach, various products, capabilities, and solutions are seamlessly delivered in a client centric way. Huntington Business Credit is an asset-based lender providing financing solutions to a broad range of industries that exhibit a quick turning of working capital in a collateral controlled environment.
Specialty Banking offers tailored products and services to select industries that have a foothold in the Midwest. Each team is comprised of industry experts with a dynamic understanding of the market and industry. Many of these industries are experiencing tremendous change, which creates opportunities for Huntington to leverage our expertise and help clients navigate, adapt, and succeed.
Asset Finance is a combination of our Huntington Equipment Finance, Huntington Public Capital®, Huntington Technology Finance, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.
Capital Markets/Institutional Corporate Banking has three distinct product offerings: 1) corporate risk management services, 2) institutional sales, trading, and underwriting, and 3) institutional corporate banking. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange, and interest rate hedging services. The Institutional Sales, Trading, & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions. Institutional Corporate Banking works primarily with larger, often more complex companies with annual revenues greater than $500 million. These entities, many of which are publicly traded, require an approach customized to their banking needs.
The Commercial Real Estate team serves real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Most of these customers are located within our footprint. Within Commercial Real Estate, Huntington Community Development focuses on improving the quality of life for our communities and the residents of low-to-moderate income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.
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

2019 Form 10-K 8

dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.
The Vehicle Finance team services automobile dealerships, their owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships has allowed us to expand into select markets outside of the Midwest and to actively deepen relationships while building a strong reputation. Huntington also provides financing for the purchase by consumers of recreational vehicles and marine craft on an indirect basis through a series of dealerships.

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

•	Treasury / Other: The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
The financial results for each of these business segments are included in Note 24 - “Segment Reporting” of Notes to Consolidated Financial Statements and are discussed in the “Business Segment Discussion” of our MD&A.
Competition
We compete with other banks and financial services companies such as savings and loans, credit unions, and finance and trust companies, as well as mortgage banking companies, equipment and automobile financing companies (including captive automobile finance companies), insurance companies, mutual funds, investment advisors, and brokerage firms, both within and outside of our primary market areas. Financial Technology Companies, or FinTechs, are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.
We compete for loans primarily on the basis of a combination of value and service by building customer relationships as a result of addressing our customers’ entire suite of banking needs, demonstrating expertise, and providing convenience to our customers. We also consider the competitive pricing pressures in each of our markets.
We compete for deposits similarly on the basis of a combination of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We also employ customer friendly practices, such as our 24-Hour Grace® account feature, which gives customers an additional business day to cover overdrafts to their consumer account without being charged overdraft fees.

2019 Form 10-K 9

The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2019, in the top 10 MSAs in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$22,828	37%
Cleveland, OH	2	10,743	15
Detroit, MI	6	8,305	6
Akron, OH	1	4,186	28
Indianapolis, IN	4	3,579	7
Cincinnati, OH	5	3,403	2
Pittsburgh, PA	9	3,320	2
Toledo, OH	1	2,765	22
Grand Rapids, MI	2	2,259	11
Chicago, IL	19	2,465	1
Source: FDIC.gov, based on June 30, 2019 survey.
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
FinTechs continue to emerge in key areas of banking.  In addition, larger established technology platform companies continue to evaluate, and in some cases, create businesses focused on banking products.  We are closely monitoring activity in the marketplace to ensure that our products and services are technologically competitive.  Further, we continue to invest in and evolve our proactive internal innovation program to develop, incubate, and launch new products and services driving ongoing differentiated value for our customers.  Our overall strategy involves an active corporate development program that seeks to identify partnership and possible investment opportunities in technology-driven companies that can augment Huntington’s distribution and product capabilities.
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
On May 24, 2018, the Economic Growth Act was signed into law. Among other regulatory changes, the Economic Growth Act amends various sections of the Dodd-Frank Act, including section 165 of the Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for BHCs. Under the Economic Growth Act, BHCs with consolidated assets below $100 billion were immediately exempted from all of the enhanced prudential standards, except risk committee requirements, which now apply to publicly-traded BHCs with $50 billion or more of consolidated assets. BHCs with consolidated assets between $100 billion and $250 billion, including Huntington, were subject to the enhanced prudential standards that applied to them before enactment of the Economic Growth Act until December 31, 2019, when rules adopted by the Federal Reserve that tailor the applicability of enhanced prudential standards and capital and liquidity requirements became effective, as described in detail below.

2019 Form 10-K 10

In October 2019, the Federal Reserve adopted the EPS Tailoring Rule pursuant to the Economic Growth Act, which adjusts the thresholds at which certain enhanced prudential standards apply to U.S. BHCs with $100 billion or more in total consolidated assets.  Also in October 2019, the Federal Reserve, OCC, and FDIC adopted the Capital and Liquidity Tailoring Rule, which similarly adjusts the thresholds at which certain other capital and liquidity standards apply to U.S. BHCs and banks with $100 billion or more in total consolidated assets.  Under the Tailoring Rules, these BHCs and banks, including Huntington and the Bank, are placed into one of four risk-based categories based on the banking organization’s size, status as a global systemically important bank (or not), cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure.  The extent to which enhanced prudential standards and certain other capital and liquidity standards apply to these BHCs and banks depends on the banking organization’s category.  Under the Tailoring Rules, Huntington and the Bank each qualify as a Category IV banking organization subject to the least restrictive of the requirements applicable to firms with $100 billion or more in total consolidated assets.
As a result of the Economic Growth Act and the Tailoring Rules, Huntington and the Bank are now subject to less restrictive requirements with respect to certain enhanced prudential standards and capital and liquidity requirements than in past years, but our business will remain subject to extensive regulation and supervision. The U.S. banking agencies may issue additional rules to tailor the application of certain other regulatory requirements to BHCs and banks, including Huntington and the Bank.
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
Huntington is subject to primary supervision, regulation and examination by the Federal Reserve, which serves as the primary regulator of our consolidated organization. The primary regulators of our non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Federal Reserve exercising a supervisory role. Such non-bank subsidiaries include, for example, broker-dealers and investment advisers both registered with the SEC.
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

2019 Form 10-K 11

The Federal Reserve, OCC, and FDIC have broad supervisory and enforcement authority with regard to BHCs and banks, including the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance, and appoint a conservator or receiver. In addition, Huntington, the Bank, and other Huntington subsidiaries are subject to supervision, regulation, and examination by the CFPB, which is the primary administrator of most federal consumer financial statutes and Huntington’s primary consumer financial regulator. Supervision and examinations are confidential, and the outcomes of these actions may not be made public.
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

12 Huntington Bancshares Incorporated

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
Under the U.S. Basel III capital rules, Huntington’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Huntington and the Bank:

•
CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including goodwill, intangible assets, certain deferred tax assets, and AOCI. In July 2019, the FDIC, the Federal Reserve, and OCC issued final rules that simplify the capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as simplify the recognition and calculation of minority interests that are includable in regulatory capital, for non-advanced approaches banking organizations, including Huntington and the Bank. Banking organizations may adopt these changes beginning on January 1, 2020, and are required to adopt them for the quarter beginning April 1, 2020. In addition, in December 2018, the U.S. federal banking agencies finalized rules that permits BHCs and banks to phase-in, which Huntington and the Bank have elected, the day-one retained earnings impact of the new CECL accounting rule over a period of three years for regulatory capital purposes. For further discussion of the new CECL accounting rule, see Note 2 of the Notes to Consolidated Financial Statements.

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
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected on the following page. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2019, would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, Huntington and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer was at its fully phased-in level of 2.5% throughout 2019. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation

2019 Form 10-K 13

Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. In April 2018, the Federal Reserve issued a proposal that would, among other things, replace the Capital Conservation Buffer with stress buffer requirements for certain large BHCs, including Huntington. Please refer to the Proposed Stress Buffer Requirements section below for further details.
The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well-capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2019, calculated using the regulatory capital methodology applicable during 2019.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2019
					Actual
Ratios:
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	9.88%
	Bank	4.50	7.00	6.50%	11.17
Tier 1 risk-based capital ratio	Consolidated	6.00	8.50	6.00	11.26
	Bank	6.00	8.50	8.00	12.17
Total risk-based capital ratio	Consolidated	8.00	10.50	10.00	13.04
	Bank	8.00	10.50	10.00	13.59
Tier 1 leverage ratio	Consolidated	4.00	N/A	N/A	9.26
	Bank	4.00	N/A	5.00	10.01

(1)	Reflects the fully phased-in capital conservation buffer of 2.5% applicable during 2019.

(2)	Reflects the well-capitalized standard applicable to Huntington under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
As of December 31, 2019, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer on a fully phased-in basis.
Liquidity Requirements
Under the Capital and Liquidity Tailoring Rule, Huntington, as a Category IV banking organization, is now exempt from the LCR but will continue to be subject to internal liquidity stress tests and standards.
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
A rule to implement one additional enhanced prudential standard—early remediation requirements—is still under consideration by the Federal Reserve. In June 2018, the Federal Reserve adopted a final rule that established single counterparty credit limits. The single counterparty credit limits do not apply to BHCs like Huntington that do not have at least $250 billion of total consolidated assets.
As discussed in the Regulatory Environment section above, under the EPS Tailoring Rule, Huntington, as a Category IV banking organization, is subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets. As compared to enhanced prudential standards that were applicable to Huntington, under the EPS Tailoring Rule, Huntington is no longer subject to company-run stress testing requirements and is subject to less frequent supervisory stress tests, less frequent internal liquidity stress tests, and reduced liquidity risk management requirements. Future rules to implement the Economic Growth Act may further change the enhanced prudential standards applicable to Huntington.

14 Huntington Bancshares Incorporated

Capital Planning and Stress Testing
Huntington is required to develop, maintain, and submit to the Federal Reserve a capital plan on an annual basis for supervisory review in connection with its annual CCAR process. In 2019, Huntington, along with other BHCs with total assets of less than $250 billion, was temporarily exempted from the submission requirement and developed but did not submit a capital plan. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over the nine-quarter planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy.
The Federal Reserve expects BHCs subject to CCAR, such as Huntington, to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases. This involves a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above certain minimum ratios, after taking all capital actions included in a BHC’s capital plan, under baseline and stressful conditions throughout the nine-quarter planning horizon. As part of CCAR, the Federal Reserve evaluates whether BHCs have sufficient capital to continue operations throughout times of economic and financial market stress and whether they have robust, forward-looking capital planning processes that account for their unique risks. We generally may make capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. In addition, we are generally prohibited from making a capital distribution unless, after giving effect to the distribution, we will meet all minimum regulatory capital ratios.
Under revised CCAR rules that became effective on March 6, 2017, the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis. Instead, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning. In April 2018, the Federal Reserve issued a proposal to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements, which would make changes to capital planning and stress testing processes for BHCs subject to the proposed rule, including Huntington.  Please refer to the Proposed Stress Buffer Requirements section below for further details. In addition, the Federal Reserve has stated that, as part of a future rulemaking to implement the Economic Growth Act, it may further streamline the CCAR rules and other capital planning requirements applicable to certain BHCs, including Huntington.
Effective December 31, 2019, the EPS Tailoring Rule subjects Huntington to supervisory stress tests every other year as opposed to annually. These supervisory stress tests are forward-looking quantitative evaluations to the impact of stressful economic and financial market conditions on Huntington’s capital. The EPS Tailoring Rule also eliminated the requirement to conduct and file with the Federal Reserve company-run stress tests.
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
For risk-based capital requirements, the stress capital buffer has replaced the existing Capital Conservation Buffer, which is 2.5% as of January 1, 2019. The stress capital buffer would equal the greater of (i) the maximum decline in our CET1 Risk-Based Capital Ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected risk-weighted assets for each of the fourth through seventh quarters of the supervisory stress test projection period, and (ii) 2.5%.
Like the stress capital buffer, the stress leverage buffer would be calculated based on the results of our most recent supervisory stress tests. The stress leverage buffer would equal the maximum decline in our Tier 1 Leverage Ratio under the severely adverse scenario, plus the sum of the ratios of the dollar amount of our planned common

2019 Form 10-K 15

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
The Federal Reserve’s Vice Chairman for Supervision stated that the Federal Reserve hopes to finalize the proposed stress buffer requirements for the 2020 stress testing cycle, and that, while the Federal Reserve expects to finalize certain elements of those requirements as proposed, other elements of the proposal will be re-proposed and again subject to public comment.
Restrictions on Dividends
Huntington is a legal entity separate and distinct from its banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of Huntington’s subsidiaries, our ability to make capital distributions, including paying dividends and repurchasing shares, depends upon our receipt of dividends from these subsidiaries. Under federal law, there are various limitations on the extent to which the Bank can declare and pay dividends to Huntington, including those related to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices, and federal banking law requirements concerning the payment of dividends out of net profits, surplus, and available earnings. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to Huntington. No assurances can be given that the Bank will, in any circumstances, pay dividends to Huntington.
Huntington’s ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. As discussed in the Capital Planning section above, a BHC may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. As also discussed above, Huntington was temporarily exempted from the requirement to submit a capital plan in 2019 and instead was authorized by the Federal Reserve to make capital distributions for the 2019 capital planning cycle up to the amount that would have allowed Huntington to remain above all minimum capital requirements in the 2018 CCAR process, subject to certain adjustments.
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

16 Huntington Bancshares Incorporated

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
The five federal agencies implementing the Volcker Rule regulations have approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. As of December 31, 2019, we had no investments in trust preferred securities.
As of October 2019, the five federal agencies with rulemaking authority with respect to the Volcker Rule finalized amendments to the proprietary trading provisions of the Volcker Rule. These amendments tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies. These amendments to the Volcker Rule are not material to our investing and trading activities.
In early 2020, the five federal agencies proposed additional amendments to the Volcker Rule related to the restrictions on ownership interests and relationships with covered funds. The ultimate benefits or consequences of these amendments will depend on their final form, which we cannot predict.
Recovery and Resolution Planning
In past years, Huntington was required to submit annually to the Federal Reserve and the FDIC a resolution plan for the orderly resolution of Huntington and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency laws in a rapid and orderly fashion in the event of future material financial distress or failure. In October 2019, the Federal Reserve and the FDIC adopted amendments to their resolution planning rule to adjust the thresholds at which certain resolution planning requirements apply to BHCs with $100 billion or more in total consolidated assets, including Huntington. As a result of these amendments, Huntington is no longer required to submit a resolution plan to the Federal Reserve and the FDIC.
In addition, the Bank is required to periodically file a separate resolution plan with the FDIC. The public versions of the resolution plans previously submitted by Huntington and the Bank are available on the FDIC’s website and, in the case of Huntington’s resolution plans, also on the Federal Reserve’s website.
The Economic Growth Act did not change the FDIC’s rules that require the Bank to periodically file a separate resolution plan. In April 2019, the FDIC released an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements that requested comments on how to better tailor bank resolution plans to a firm’s size, complexity, and risk profile. Until the FDIC’s revisions to its bank resolution plan requirement are finalized, no bank resolution plans will be required to be filed.
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

2019 Form 10-K 17

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

18 Huntington Bancshares Incorporated

approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulatory agencies’ Interagency Guidelines for Real Estate Lending Policies.
Heightened Governance and Risk Management Standards
The OCC has published guidelines to set expectations for the governance and risk management practices of certain large financial institutions, including the Bank. The guidelines require covered institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. As discussed in the “Risk Management and Capital” section of the MD&A, the Bank currently has a written governance framework and associated controls.
Anti-Money Laundering
The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to provide its employees with AML training, designate an AML compliance officer, and undergo an annual, independent audit to assess the effectiveness of its AML program. The Bank has implemented policies, procedures, and internal controls that are designed to comply with these AML requirements. Bank regulators are focusing their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.
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
Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds.

2019 Form 10-K 19

The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. The California State Legislature has amended the Act since its passage, which the Governor has signed into law, and the California Attorney General has proposed regulations implementing the CCPA that have not yet been adopted. In California the CCPA may be interpreted or applied in a manner inconsistent with our understanding or similar laws may be adopted by other states where we operate. The federal government may also pass data privacy or data protection legislation.
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
The FDIC issued a rule that requires large insured depository institutions, including the Bank, to enhance their deposit account recordkeeping and related information technology system capabilities to facilitate prompt payment of insured deposits if such an institution were to fail. The FDIC has established an initial compliance date of April 1, 2020, and allows each large insured depository institution to file for an optional extension of the compliance date for up to one year, to a date no later than April 1, 2021.
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
Cybersecurity
The GLBA requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.
The CISA is intended to improve cybersecurity in the United States by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows

20 Huntington Bancshares Incorporated

companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.
In October 2016, the federal bank regulatory agencies issued an ANPR regarding enhanced cyber risk management standards which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank. The proposed rules would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. The Federal Reserve announced in May 2019 that it would revisit the ANPR in the future.
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
Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and in December 2019, the OCC and FDIC issued a joint proposed rule that would amend the CRA regulatory framework. It is too early to tell whether and to what extent any changes will be made to applicable CRA requirements.
Transaction Account Reserves
Federal Reserve rules require depository institutions to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2020, the first $16.9 million of covered balances are exempt from the reserve requirement, aggregate balances between $16.9 million and $127.5 million are subject to a 3% reserve requirement, and aggregate balances above $127.5 million are subject to a 10% reserve requirement. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with these requirements.
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

2019 Form 10-K 21

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

22 Huntington Bancshares Incorporated

Item 1A: Risk Factors
Huntington has formalized a holistic risk governance framework in alignment with the size, complexity, and profile of the Company. We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operations, many of which are outside of our direct control. Our framework is approved by the Risk Oversight Committee (ROC) of the Huntington’s Board of Directors (the Board). Key components include establishing our risk appetite, line of defense and risk pillars, governance and committee oversight and limit setting and escalation processes. Huntington classifies/aggregates risk into seven risk pillars. Huntington recognizes that risks can be interrelated or embedded within each other, and therefore managing across risk pillars is a key component of the Framework. The following defines the Company’s risk pillars.

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

•
Operational risk, which is the risk of loss arising from inadequate or failed internal processes or systems, including information security breaches or cyberattacks, human errors or misconduct, or adverse external events. Operational losses result from internal fraud, external fraud, inadequate or inappropriate employment practices and workplace safety, failure to meet professional obligations involving customers, products, and business practices, damage to physical assets, business disruption and systems failures, and failures in execution, delivery, and process management;

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
Our business depends on the creditworthiness of our customers. Our ACL of $887 million at December 31, 2019, represented management’s estimate of probable losses inherent in our loan and lease portfolio (ALLL) as well as our unfunded loan commitments and letters of credit (AULC). We regularly review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.

2019 Form 10-K 23

In addition, regulatory review of risk ratings and loan and lease losses may impact the level of the ACL and could have a material adverse effect on our financial condition and results of operations.
Furthermore, in June 2016, the FASB issued a new CECL accounting rule, which requires banks to record, at the time of origination, credit losses expected throughout the life of the asset on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are required to adopt the CECL accounting rule in 2020 and will recognize a one-time cumulative effect adjustment to our ACL and retained earnings as of January 1, 2020. The CECL model could materially affect how we determine our ACL and report our financial condition and results of operations. For further discussion, see Note 2 “Accounting Standards Update” of the Notes to Consolidated Financial Statements.
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
Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, decisions by the Federal Reserve to increase or reduce the size of its balance sheet may also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.
Changes in interest rates can affect the value of loans, securities, assets under management, and other assets, including mortgage servicing rights. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in NPAs and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. When we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. However, we continue to incur interest expense as a cost of funding NALs without any corresponding interest income. In addition, transactional income, including trust income, brokerage income, and gain on sales of loans can vary significantly from period-to-period based on a number of factors, including the interest rate environment. A decline in interest rates along with a flattening yield curve limits our ability to reprice deposits given the current historically low level of interest rates and could result in declining net interest margins if longer duration assets reprice faster than deposits.

24 Huntington Bancshares Incorporated

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
Certain investment securities, notably mortgage-backed securities, are sensitive to rising and falling rates. Generally, when rates rise, prepayments of principal and interest will decrease and the duration of mortgage-backed securities will increase. Conversely, when rates fall, prepayments of principal and interest will increase and the duration of mortgage-backed securities will decrease. In either case, interest rates have a significant impact on the value of mortgage-backed securities.
MSR fair values are sensitive to movements in interest rates, as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise.
In addition to volatility associated with interest rates, the Company also has exposure to equity markets related to the investments within the benefit plans and other income from client-based transactions.
Industry competition may have an adverse effect on our success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other banks and financial service companies that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. Technological advances have made it possible for our non-bank competitors to offer products and services that traditionally were banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including mobile payments, online deposit accounts, electronic payment processing, and marketplace lending, without having a physical presence where their customers are located. Legislative or regulatory changes also could lead to increased competition in the financial services sector. For example, the Economic Growth Act and the Tailoring Rules reduce the regulatory burden of certain large BHCs and raise the asset thresholds at which more onerous requirements apply, which could cause certain large BHCs to become more competitive or to more aggressively pursue expansion. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service by investing in new products and services, electronic platforms, personal contacts, pricing, and range of products. If we are unable to successfully compete for new customers and retain our current customers, our business, financial condition, or results of operations may be adversely affected. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, or a desire to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.  For more information, refer to “Competition” section of Item 1: Business.
Uncertainty about the future of LIBOR may adversely affect our business.
LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee (ARRC), has selected SOFR as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish SOFR in April 2018.  SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it

2019 Form 10-K 25

is impossible to predict whether SOFR will become an accepted alternative to LIBOR. In January of 2020, Huntington was added as an ARRC member.
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

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
The transition away from LIBOR to an alternative reference rate will require the transition to or development of appropriate systems and analytics to effectively transition Huntington’s risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as SOFR. Huntington has developed a LIBOR transition team and project plan that outlines timelines and priorities to prepare its processes, systems and people to support this transition. Timelines and priorities include assessing the impact on our customers, as well as assessing system requirements for operational processes. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.
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
Huntington is an entity separate and distinct from the Bank. The Bank conducts most of our operations, and Huntington depends upon dividends from the Bank to service Huntington’s debt and to pay dividends to Huntington’s shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could limit the payment of dividends or other payments to Huntington by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the

26 Huntington Bancshares Incorporated

Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred and Common Stock could have a material adverse effect on the market price of our Preferred and Common Stock. Additional information regarding dividend restrictions is provided in Item 1: Business - Regulatory Matters.
If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.
Wholesale funding sources include securitization, federal funds purchased, securities sold under repurchase agreements, non-core deposits, and long-term debt.  The Bank is also a member of the FHLB, which provides members access to funding through advances collateralized with mortgage-related assets.  We maintain a portfolio of highly-rated, marketable securities that is available as a source of liquidity.
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
Operational Risks:
Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our results of operations, liquidity, and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance, failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. Our financial, accounting, data processing, backup, or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include: sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; disease pandemics; cyber-attacks; and events arising from local or larger scale political or social matters, including wars and terrorist attacks. Additional events beyond our control that could impact our business directly or indirectly include natural disasters such as earthquakes and weather events, including tornadoes, hurricanes and floods. Neither the occurrence nor the potential impact of these events can be predicted, and the frequency and severity of weather events may be impacted by climate changes. In addition, we may need to take our systems off-line if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup

2019 Form 10-K 27

systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
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
We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, and other information of ours, our employees, our customers, or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such security breaches, which may result in material losses or consequences for us.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber attacks and ransomware are both increasing in sophistication and prevalence.  Targeted social engineering and email attacks (i.e. “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers, or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited often before security patches are published continues to rise.  The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may

28 Huntington Bancshares Incorporated

not be disclosed to us in a timely manner.
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
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed regulations that would enhance cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity and data privacy, refer to Item 1: Business - “Regulatory Matters”.
We receive, maintain, and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure, and protection of these types of information are governed by federal and state law. Both personally identifiable information and personal financial information are increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information and personal financial information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. For more information regarding data privacy laws and regulations, refer to Item 1: Business - “Regulatory Matters”.
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

2019 Form 10-K 29

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

30 Huntington Bancshares Incorporated

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
Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. Some of our decisions that the regulators evaluate, including distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information are insufficient.
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
For further discussion, see Note 2 - “Accounting Standards Update” to the Consolidated Financial Statements.
Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, the discount rates used in the income approach to fair value, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an

2019 Form 10-K 31

impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2019, the book value of our goodwill was $2.0 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
Compliance Risks:
We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us.
The banking industry is highly regulated. We are subject to supervision, regulation, and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole - not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
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

32 Huntington Bancshares Incorporated

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
For more information on litigation risks, see Note 21 - “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.
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
For more information regarding the Bank Secrecy Act, Patriot Act, anti-money laundering requirements and OFAC-administered sanctions, refer to Item 1: Business - “Regulatory Matters”.
Strategic Risk:
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

2019 Form 10-K 33

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
We are also required to maintain minimum capital ratios and the Federal Reserve and OCC may determine that Huntington and/or the Bank, based on size, complexity, or risk profile, must maintain capital ratios above these minimums in order to operate in a safe and sound manner. In the event we are required to raise capital to maintain required minimum capital and leverage ratios or ratios above the required applicable minimums, we may be forced to do so when market conditions are undesirable or on terms that are less favorable to us than we would otherwise require. Furthermore, in order to prevent becoming subject to restrictions on our ability to distribute capital or make certain discretionary bonus payments to management, we must maintain a Capital Conservation Buffer (of 2.5% as of January 1, 2019), which is in addition to our required minimum capital ratios.
For more information regarding CCAR, stress testing, and capital and liquidity requirements, including several proposed rules that would alter, reduce, or eliminate certain of these requirements as they apply to Huntington, refer to Item 1: Business - “Regulatory Matters”.
If our regulators deem it appropriate, they can take regulatory actions that could result in a material adverse impact on our financial results, ability to compete for new business, or preclude mergers or acquisitions. In addition, regulatory actions could constrain our ability to fund our liquidity needs or pay dividends. Any of these actions could increase the cost of our services.
We are subject to the supervision and regulation of various state and federal regulators, including the OCC, Federal Reserve, FDIC, SEC, CFPB, FINRA, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in Item 1: Business - “Regulatory Matters”. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. Such actions could negatively impact us in a variety of ways, including charging monetary fines, impacting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.
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

34 Huntington Bancshares Incorporated

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
Reputation Risk:
Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors, and employees is affected by our reputation. Significant harm to our reputation can arise from various sources, including officer, director or employee misconduct, actual or perceived unethical behavior, conflicts of interest, security breaches, litigation or regulatory outcomes, compensation practices, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release of personal, proprietary or confidential information due to cyber-attacks or otherwise, perception of our environmental, social and governance practices and disclosures, and the activities of our clients, customers, and counterparties, including vendors. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation indirectly by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operation, and financial condition.
Item 1B: Unresolved Staff Comments
None.

2019 Form 10-K 35

Item 2: Properties
Our headquarters, as well as the Bank’s, is located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 22%. The lease term expires in 2030, with six five-year renewal options for up to 30 years but with no purchase option. The Bank has an indirect minority equity interest of 18% in the building.
Our other major properties consist of the following:

Description	Location	Primary Business Segment	Utilization of Property for HBI purposes	Own	Lease
Tower Building - Office	Akron, OH	Regional Leadership, Commercial Banking, Business Banking, Private Client Banking, Trust, Bank Operations, Retail Bank Branch	60%	✓
Cascade III (own building, lease land)	Akron, OH	Compliance, Consumer & Private Bank Technology, Corporate Sourcing, Bank Operations, Indirect Lending, Information Security Services	65%	✓	✓
Easton - HNB Business Service Center	Columbus, OH	Bank Operations, Vehicle Finance, Business Banking Credit, Technology, Special Assets, Human Resources	80%	✓
Capitol Square	Columbus, OH	Bank Security, Internal Audit, Risk Administration, Treasury Management, Retail Bank Branch	66%	✓
Gateway Center	Columbus, OH	Bank Operations, Corporate Sourcing, Indirect Loan, Insurance, Phone Bank	74%	✓
Huntington Center (lease a portion of building)	Columbus, OH	Bank Administration, Private Client Group, Commercial Risk, Treasury, Finance, Accounting, Legal, Marketing, Human Resources, Tax	79%		✓
Huntington Plaza	Columbus, OH	Bank Operations, Compliance, HIC, Human Resources, Insurance	79%	✓
Crosswoods - Mortgage Group	Columbus, OH	Consumer Lending Operations, Title Insurance, Mortgage Operations	92%		✓
Indianapolis Main	Indianapolis, IN	Regional Leadership, Business Banking, Commercial Banking, Vehicle Finance, HIC, Trust, Private Client	62%	✓
Downtown Saginaw	Saginaw, MI	Regional Leadership, Private Banking, Retail Bank Branch	25%	✓
Mahoning Federal Plaza Building	Youngstown, OH	Business Banking Credit, Bank Operations, Commercial Banking	69%	✓
The major properties occupied by the Company are used across all of the business segments and for corporate purposes.
Item 3: Legal Proceedings
Information required by this item is set forth in Note 21 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures

Not applicable.

36 Huntington Bancshares Incorporated

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Stock Market under the symbol “HBAN”. As of January 31, 2020, we had 27,384 shareholders of record.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: Business - “Regulatory Matters” and in Note 22 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2014, through December 31, 2019. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2014, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

	2014	2015	2016	2017	2018	2019
HBAN	$100	$108	$132	$149	$127	$167
S&P 500	100	101	113	138	132	174
KBW Bank Index	100	100	129	153	126	172

2019 Form 10-K 37

For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.
The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 to October 31, 2019	1,182,934	$14.35	$428,123,227
November 1, 2019 to November 30, 2019	4,908,276	14.81	355,449,783
December 1, 2019 to December 31, 2019	7,012,368	15.17	249,099,865
Total	13,103,578	$14.96	$249,099,865

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.

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
On July 17, 2019, the Board of Directors authorized the repurchase of up to $513 million of common shares over the four quarters through the 2020 second quarter. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. During the 2019 fourth quarter, Huntington repurchased a total of 13 million shares at a weighted average share price of $14.96.

38 Huntington Bancshares Incorporated

Item 6: Selected Financial Data

Table 1 - Selected Annual Income Statement Data (1)
(amounts in millions, except per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Interest income	$4,201	$3,949	$3,433	$2,632	$2,115
Interest expense	988	760	431	263	164
Net interest income	3,213	3,189	3,002	2,369	1,951
Provision for credit losses	287	235	201	191	100
Net interest income after provision for credit losses	2,926	2,954	2,801	2,178	1,851
Noninterest income	1,454	1,321	1,307	1,150	1,039
Noninterest expense	2,721	2,647	2,714	2,408	1,976
Income before income taxes	1,659	1,628	1,394	920	914
Provision for income taxes	248	235	208	208	221
Net income	1,411	1,393	1,186	712	693
Dividends on preferred shares	74	70	76	65	32
Net income applicable to common shares	$1,337	$1,323	$1,110	$647	$661
Net income per common share—basic	$1.29	$1.22	$1.02	$0.72	$0.82
Net income per common share—diluted	1.27	1.20	1.00	0.70	0.81
Cash dividends declared per common share	0.58	0.50	0.35	0.29	0.25
Balance sheet highlights
Total assets (period end)	$109,002	$108,781	$104,185	$99,714	$71,018
Total long-term debt (period end)	9,849	8,625	9,206	8,309	7,042
Total shareholders’ equity (period end)	11,795	11,102	10,814	10,308	6,595
Average total assets	107,971	104,982	101,021	83,054	68,560
Average total long-term debt	9,332	8,992	8,862	8,048	5,585
Average total shareholders’ equity	11,560	11,059	10,611	8,391	6,536
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income (2)	4.25%	4.12%	3.77%	3.50%	3.41%
Interest expense	0.99	0.79	0.47	0.34	0.26
Net interest margin (2)	3.26%	3.33%	3.30%	3.16%	3.15%
Return on average total assets	1.31%	1.33%	1.17%	0.86%	1.01%
Return on average common shareholders’ equity	12.9	13.4	11.6	8.6	10.7
Return on average tangible common shareholders’ equity (3), (7)	16.9	17.9	15.7	10.7	12.4
Efficiency ratio (4)	56.6	56.9	60.9	66.8	64.5
Dividend payout ratio	45.0	41.0	34.3	40.3	30.5
Average shareholders’ equity to average assets	10.71	10.53	10.50	10.10	9.53
Effective tax rate	15.0	14.5	14.9	22.6	24.2
Non-regulatory capital
Tangible common equity to tangible assets (period end) (5), (7)	7.88	7.21	7.34	7.16	7.82
Tangible equity to tangible assets (period end) (6), (7)	9.01	8.34	8.39	8.26	8.37
Capital under current regulatory standards (Basel III)
CET 1 risk-based capital ratio	9.88	9.65	10.01	9.56	9.79
Tier 1 leverage ratio (period end)	9.26	9.10	9.09	8.70	8.79
Tier 1 risk-based capital ratio (period end)	11.26	11.06	11.34	10.92	10.53
Total risk-based capital ratio (period end)	13.04	12.98	13.39	13.05	12.64
Other data
Full-time equivalent employees (average)	15,664	15,693	15,770	13,858	12,243
Domestic banking offices (period end)	868	954	966	1,115	777

2019 Form 10-K 39

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

(4)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains (Non-GAAP).

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

40 Huntington Bancshares Incorporated

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
EXECUTIVE OVERVIEW
2019 Financial Performance Review
In 2019, we reported net income of $1.4 billion, a 1% increase from the prior year. Earnings per common share on a diluted basis for the year were $1.27, up 6% from the prior year.
Fully-taxable equivalent net interest income for 2019 increased $20 million, or 1%, from 2018. This reflected the impact of 3% average earning asset growth and a 4% growth of average interest-bearing liabilities. FTE net interest margin decreased 7 basis points to 3.26%. Average earning asset growth reflects a $2.7 billion, or 4%, increase in average loans and leases. The NIM compression reflected a 28 basis point increase in funding costs, partially offset by a 13 basis point positive impact from earning asset yields and a 8 basis point increase in the benefit from noninterest-bearing funding.
The provision for credit losses was $287 million, up $52 million, or 22%. The increase in provision expense over the prior year was primarily attributed to higher commercial losses.
Noninterest income was $1.5 billion, up $133 million, or 10%, from the prior year. Mortgage banking income increased $59 million or 55% driven by increased volume and higher salable spreads. Card and payment processing income increased $22 million, or 10%, due to increased account activity. Capital markets fees increased $15 million, or 14%, driven by increased underwriting activity primarily associated with the HSE acquisition. Other noninterest income increased $20 million, or 12%, as a result of the gain on the sale of the Wisconsin retail branches and the impact of the new lease accounting standard with regard to the presentation of income for personal property tax on leased assets.
Noninterest expense was $2.7 billion, up $74 million, or 3%, from the prior year. Personnel costs increased $95 million, or 6%, primarily reflecting the shift toward colleagues supporting our core strategies, annual merit increases, and $15 million of expense related to position reductions completed in the 2019 fourth quarter. Outside data processing and other services increased $52 million, or 18%, primarily driven by higher technology investment costs. Partially offsetting these increases, deposit and other insurance expense decreased $29 million, or 46%, primarily due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Net occupancy expense decreased $25 million, or 14%, primarily reflecting lower branch and facility consolidation-related expense as the 2018 fourth quarter included $28 million of consolidation-related expense. Marketing decreased $16 million, or 30%, primarily reflecting pacing of marketing campaigns and deposit promotions.
The tangible common equity to tangible assets ratio was 7.88%, up 67 basis points. The regulatory Common Equity Tier 1 (CET1) risk-based capital ratio was 9.88%, up 23 basis points. The regulatory Tier 1 risk-based capital ratio was 11.26%, up 20 basis points.
Consistent with the 2019 capital plan, the Company repurchased $441 million of common stock during 2019 at an average cost of $14.00 per share.

2019 Form 10-K 41

Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
Economy
Our local economies are growing, and our expectation for 2020 is for continued expansion. Building on the strong customer sentiment, consumer lending should fuel balance sheet growth in the coming year. Our commercial customers are performing well, and we are seeing success in our strategies, though volatility and uncertainty are restraining overall commercial loan growth. The momentum across our businesses and focused execution, augmented by the actions taken in 2019, set us up well entering 2020.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in Item 1: Business - “Regulatory Matters” section of this Form 10-K.

42 Huntington Bancshares Incorporated

Table 2 - Selected Annual Income Statements (1)
(amounts in millions, except per share data)
	Year Ended December 31,
		Change from 2018			Change from 2017
	2019	Amount	Percent	2018	Amount	Percent	2017
Interest income	$4,201	$252	6%	$3,949	$516	15%	$3,433
Interest expense	988	228	30	760	329	76	431
Net interest income	3,213	24	1	3,189	187	6	3,002
Provision for credit losses	287	52	22	235	34	17	201
Net interest income after provision for credit losses	2,926	(28)	(1)	2,954	153	5	2,801
Service charges on deposit accounts	372	8	2	364	11	3	353
Card and payment processing income	246	22	10	224	18	9	206
Trust and investment management services	178	7	4	171	15	10	156
Mortgage banking income	167	59	55	108	(23)	(18)	131
Capital markets fees	123	15	14	108	18	20	90
Insurance income	88	6	7	82	1	1	81
Bank owned life insurance income	66	(1)	(1)	67	—	—	67
Gain on sale of loans and leases	55	—	—	55	(1)	(2)	56
Net (losses) gains on sales of securities	(24)	(3)	(14)	(21)	(17)	(425)	(4)
Other noninterest income	183	20	12	163	(8)	(5)	171
Total noninterest income	1,454	133	10	1,321	14	1	1,307
Personnel costs	1,654	95	6	1,559	35	2	1,524
Outside data processing and other services	346	52	18	294	(19)	(6)	313
Equipment	163	(1)	(1)	164	(7)	(4)	171
Net occupancy	159	(25)	(14)	184	(28)	(13)	212
Professional services	54	(6)	(10)	60	(9)	(13)	69
Amortization of intangibles	49	(4)	(8)	53	(3)	(5)	56
Marketing	37	(16)	(30)	53	(7)	(12)	60
Deposit and other insurance expense	34	(29)	(46)	63	(15)	(19)	78
Other noninterest expense	225	8	4	217	(14)	(6)	231
Total noninterest expense	2,721	74	3	2,647	(67)	(2)	2,714
Income before income taxes	1,659	31	2	1,628	234	17	1,394
Provision for income taxes	248	13	6	235	27	13	208
Net income	1,411	18	1	1,393	207	17	1,186
Dividends on preferred shares	74	4	6	70	(6)	(8)	76
Net income applicable to common shares	$1,337	$14	1%	$1,323	$213	19%	$1,110
Average common shares—basic	1,039	(43)	(4)%	1,082	(3)	—%	1,085
Average common shares—diluted	1,056	(50)	(5)	1,106	(30)	(3)	1,136
Per common share:
Net income—basic	$1.29	$0.07	6%	$1.22	$0.20	20%	$1.02
Net income—diluted	1.27	0.07	6	1.20	0.20	20	1.00
Cash dividends declared	0.58	0.08	16	0.50	0.15	43	0.35
Revenue—FTE
Net interest income	$3,213	$24	1%	$3,189	$187	6%	$3,002
FTE adjustment	26	(4)	(13)	30	(20)	(40)	50
Net interest income(2)	3,239	20	1	3,219	167	5	3,052
Noninterest income	1,454	133	10	1,321	14	1	1,307
Total revenue(2)	$4,693	$153	3%	$4,540	$181	4%	$4,359

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” in the Discussion of Results of Operations.

(2)	On a fully-taxable equivalent (FTE) basis assuming a 21% tax rate and a 35% tax rate for the period prior to January 1, 2018.

2019 Form 10-K 43

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
For a discussion of our results of operations for 2018 versus 2017, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2018 Form 10-K, filed with the SEC on February 15, 2019.
Significant Items
Earnings comparisons among the three years ended December 31, 2019, 2018, and 2017 were impacted by a number of Significant Items summarized below.
There were no Significant Items in 2019 or 2018.
Significant Items included in 2017 were:

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
The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison
(amounts in millions, except per share data)	2019		2018		2017
	Amount	EPS (1)	Amount	EPS (1)	Amount	EPS (1)
Net income	$1,411		$1,393		$1,186
Earnings per share, after-tax		$1.27		$1.20		$1.00

Significant items—favorable (unfavorable) impact:	Earnings	EPS	Earnings	EPS	Earnings	EPS

Federal tax reform-related tax benefit	$—		$—		$—
Tax impact	—		—		123
Federal tax reform-related tax benefit, after-tax	$—	$—	$—	$—	$123	$0.11

Mergers and acquisitions, net expenses	$—		$—		$(152)
Tax impact	—		—		53
Mergers and acquisitions, after-tax	$—	$—	$—	$—	$(99)	$(0.09)

(1)	Based upon the annual average outstanding diluted common shares.

44 Huntington Bancshares Incorporated

Net Interest Income / Average Balance Sheet
Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans, securities, and direct financing leases), and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a fully-taxable equivalent basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 21% tax rate and 35% tax rate for periods prior to January 1, 2018.
The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2019			2018
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis (2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$127	$108	$235	$189	$274	$463
Investment securities	(12)	10	(2)	(10)	35	25
Other earning assets	20	(5)	15	5	3	8
Total interest income from earning assets	135	113	248	184	312	496
Deposits	17	177	194	16	195	211
Short-term borrowings	(6)	12	6	(2)	25	23
Long-term debt	12	16	28	3	92	95
Total interest expense of interest-bearing liabilities	23	205	228	17	312	329
Net interest income	$112	$(92)	$20	$167	$—	$167

(1)	The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 21% tax rate.

2019 Form 10-K 45

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
(dollar amounts in millions)	Average Balances
		Change from 2018			Change from 2017
Fully-taxable equivalent basis (1)	2019	Amount	Percent	2018	Amount	Percent	2017
Assets
Interest-bearing deposits in Federal Reserve Bank (2)	$552	$430	352%	$122	$122	100%	$—
Interest-bearing deposits in banks	142	54	61	88	(11)	(11)	99
Securities:
Trading account securities	136	40	42	96	(6)	(6)	102
Available-for-sale securities:
Taxable	10,894	194	2	10,700	(1,203)	(10)	11,903
Tax-exempt	2,907	(556)	(16)	3,463	282	9	3,181
Total available-for-sale securities	13,801	(362)	(3)	14,163	(921)	(6)	15,084
Held-to-maturity securities—taxable	8,645	2	—	8,643	535	7	8,108
Other securities	471	(113)	(19)	584	—	—	584
Total securities	23,053	(433)	(2)	23,486	(392)	(2)	23,878
Loans held for sale	816	181	29	635	80	14	555
Loans and leases: (3)
Commercial:
Commercial and industrial	30,549	1,662	6	28,887	1,138	4	27,749
Commercial real estate:
Construction	1,171	25	2	1,146	(52)	(4)	1,198
Commercial	5,702	(347)	(6)	6,049	39	1	6,010
Commercial real estate	6,873	(322)	(4)	7,195	(13)	—	7,208
Total commercial	37,422	1,340	4	36,082	1,125	3	34,957
Consumer:
Automobile loans and leases	12,343	51	—	12,292	773	7	11,519
Home equity	9,416	(499)	(5)	9,915	(79)	(1)	9,994
Residential mortgage	11,087	1,180	12	9,907	1,662	20	8,245
RV and marine	3,451	604	21	2,847	692	32	2,155
Other consumer	1,259	56	5	1,203	182	18	1,021
Total consumer	37,556	1,392	4	36,164	3,230	10	32,934
Total loans and leases	74,978	2,732	4	72,246	4,355	6	67,891
Allowance for loan and lease losses	(786)	(39)	(5)	(747)	(80)	(12)	(667)
Net loans and leases	74,192	2,693	4	71,499	4,275	6	67,224
Total earning assets	99,541	2,964	3	96,577	4,154	4	92,423
Cash and due from banks	842	(342)	(29)	1,184	(269)	(19)	1,453
Intangible assets	2,246	(65)	(3)	2,311	(55)	(2)	2,366
All other assets	6,128	471	8	5,657	211	4	5,446
Total assets	$107,971	$2,989	3%	$104,982	$3,961	4%	$101,021
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Demand deposits—interest-bearing	$19,858	$563	3%	$19,295	$1,715	10%	$17,580
Money market deposits	23,772	2,326	11	21,446	1,711	9	19,735
Savings and other domestic deposits	9,916	(1,167)	(11)	11,083	(614)	(5)	11,697
Core certificates of deposit (4)	5,590	1,402	33	4,188	2,069	98	2,119
Other domestic time deposits of $250,000 or more	319	39	14	280	(165)	(37)	445
Brokered time deposits and negotiable CDs	2,816	(687)	(20)	3,503	(172)	(5)	3,675
Total interest-bearing deposits	62,271	2,476	4	59,795	4,544	8	55,251
Short-term borrowings	2,444	(304)	(11)	2,748	(175)	(6)	2,923
Long-term debt	9,332	340	4	8,992	130	1	8,862
Total interest-bearing liabilities	74,047	2,512	4	71,535	4,499	7	67,036
Demand deposits—noninterest-bearing	20,061	(330)	(2)	20,391	(1,308)	(6)	21,699
All other liabilities	2,303	306	15	1,997	322	19	1,675
Shareholders’ equity	11,560	501	5	11,059	448	4	10,611
Total liabilities and shareholders’ equity	$107,971	$2,989	3%	$104,982	$3,961	4%	$101,021

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for periods prior to January 1, 2018.

(2)	Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

(4)	Includes consumer certificates of deposit of $250,000 or more.

46 Huntington Bancshares Incorporated

Table 5 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
(dollar amounts in millions)
	Interest Income / Expense			Average Rate (5)
Fully-taxable equivalent basis (1)	2019	2018	2017	2019	2018	2017
Assets
Interest-bearing deposits in Federal Reserve Bank (2)	$12	$3	$—	2.12%	2.33%	—%
Interest-bearing deposits in banks	3	2	2	2.01	1.97	1.56
Securities:
Trading account securities	3	1	—	2.17	0.80	0.18
Available-for-sale securities:
Taxable	295	280	283	2.71	2.61	2.38
Tax-exempt	105	122	118	3.61	3.53	3.71
Total available-for-sale securities	400	402	401	2.90	2.84	2.66
Held-to-maturity securities—taxable	218	211	193	2.52	2.44	2.38
Other securities	16	25	20	3.47	4.34	3.42
Total securities	637	639	614	2.76	2.72	2.57
Loans held for sale	31	26	21	3.76	4.15	3.75
Loans and leases: (3)
Commercial:
Commercial and industrial	1,441	1,337	1,142	4.72	4.63	4.12
Commercial real estate:
Construction	64	60	52	5.51	5.26	4.36
Commercial	273	283	240	4.79	4.67	4.00
Commercial real estate	337	343	292	4.91	4.77	4.06
Total commercial	1,778	1,680	1,434	4.75	4.66	4.11
Consumer:
Automobile loans and leases	500	456	412	4.05	3.71	3.58
Home equity	508	512	463	5.40	5.16	4.63
Residential mortgage	422	371	301	3.81	3.74	3.65
RV and marine	171	145	118	4.95	5.09	5.46
Other consumer	165	145	118	13.11	12.04	11.53
Total consumer	1,766	1,629	1,412	4.70	4.50	4.28
Total loans and leases	3,544	3,309	2,846	4.73	4.58	4.19
Total earning assets	$4,227	$3,979	$3,483	4.25%	4.12%	3.77%
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Demand deposits—interest-bearing	$116	$78	$38	0.58%	0.40%	0.21%
Money market deposits	260	148	66	1.09	0.69	0.33
Savings and other domestic deposits	22	24	24	0.22	0.22	0.21
Core certificates of deposit (4)	119	72	13	2.13	1.72	0.60
Other domestic time deposits of $250,000 or more	7	3	2	1.82	1.25	0.52
Brokered time deposits and negotiable CDs	61	66	37	2.18	1.88	1.00
Total interest-bearing deposits	585	391	180	0.94	0.65	0.33
Short-term borrowings	54	48	25	2.23	1.74	0.86
Long-term debt	349	321	226	3.74	3.57	2.56
Total interest-bearing liabilities	988	760	431	1.34	1.06	0.64
Net interest income	$3,239	$3,219	$3,052

Net interest rate spread				2.91	3.06	3.13
Impact of noninterest-bearing funds on margin				0.35	0.27	0.17
Net interest margin				3.26%	3.33%	3.30%

(1)	FTE yields are calculated assuming a 21% tax rate and a 35% tax rate for the period prior to January 1, 2018.

(2)	Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018 and the associated interest income was not material.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

(4)	Includes consumer certificates of deposit of $250,000 or more.

(5)	Rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

2019 Form 10-K 47

2019 versus 2018
Fully-taxable equivalent net interest income for 2019 increased $20 million, or 1%, from 2018. This reflected the impact of 3% average earning asset growth and a 4% growth in average interest-bearing liabilities. FTE net interest margin decreased 7 basis points to 3.26%. Average earning asset growth reflects a $2.7 billion, or 4%, increase in average loans and leases. The NIM compression reflected a 28 basis point increase in funding costs, partially offset by a 13 basis point positive impact from earning asset yields and a 8 basis point increase in the benefit from noninterest-bearing funding.
Average earning assets for 2019 increased $3.0 billion, or 3%, from the prior year, reflecting loan growth of $2.7 billion, or 4%. Average C&I loans and leases increased $1.7 billion, or 6%, reflecting broad-based growth. Residential mortgages increased $1.2 billion, or 12%, reflecting robust mortgage production in the second half of 2019. Average RV and marine loans increased $0.6 billion, or 21%, primarily resulting from expansions of lending activities in new markets in 2017 and 2018, while maintaining our commitment to super prime originations. Average securities decreased $0.4 billion, or 2%.
Both average total interest-bearing deposits and average total interest-bearing liabilities for 2019 increased $2.5 billion, or 4%, from the prior year. Average core CDs increased $1.4 billion, or 33%, reflecting consumer deposit growth initiatives primarily in the first three quarters of 2018, partially offset by maturity of balances towards the end of 2019. Average money market deposits increased $2.3 billion, or 11%, reflecting growth driven by promotional pricing. These increases were offset by a decrease in savings and other domestic deposits of $1.2 billion or 11% reflecting a continued shift in consumer product mix.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses inherent in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses in 2019 was $287 million, up $52 million, or 22%, from 2018. The increase in provision expense over the prior year was primarily attributed to higher commercial losses.
Noninterest Income
The following table reflects noninterest income for the past three years:

Table 6 - Noninterest Income
	Year Ended December 31,
(dollar amounts in millions)		Change from 2018			Change from 2017
	2019	Amount	Percent	2018	Amount	Percent	2017
Service charges on deposit accounts	$372	$8	2%	$364	$11	3%	$353
Card and payment processing income	246	22	10	224	18	9	206
Trust and investment management services	178	7	4	171	15	10	156
Mortgage banking income	167	59	55	108	(23)	(18)	131
Capital markets fees	123	15	14	108	18	20	90
Insurance income	88	6	7	82	1	1	81
Bank owned life insurance income	66	(1)	(1)	67	—	—	67
Gain on sale of loans and leases	55	—	—	55	(1)	(2)	56
Net (losses) gains on sales of securities	(24)	(3)	(14)	(21)	(17)	(425)	(4)
Other noninterest income	183	20	12	163	(8)	(5)	171
Total noninterest income	$1,454	$133	10%	$1,321	$14	1%	$1,307

48 Huntington Bancshares Incorporated

2019 versus 2018
Noninterest income was $1.5 billion, up $133 million, or 10%, from the prior year. Mortgage banking income increased $59 million or 55% driven by increased volume and higher salable spreads. Card and payment processing income increased $22 million, or 10%, due to increased account activity. Capital markets fees increased $15 million, or 14%, driven by increased underwriting activity primarily associated with the HSE acquisition. Other income increased $20 million, or 12%, as a result of the gain on the sale of the Wisconsin retail branches and the impact of the new lease accounting standard with regard to the presentation of income for personal property tax on leased assets.

Noninterest Expense
(This section should be read in conjunction with Significant Items section.)

The following table reflects noninterest expense for the past three years:

Table 7 - Noninterest Expense
	Year Ended December 31,
(dollar amounts in millions)		Change from 2018			Change from 2017
	2019	Amount	Percent	2018	Amount	Percent	2017
Personnel costs	$1,654	$95	6%	$1,559	$35	2%	$1,524
Outside data processing and other services	346	52	18	294	(19)	(6)	313
Equipment	163	(1)	(1)	164	(7)	(4)	171
Net occupancy	159	(25)	(14)	184	(28)	(13)	212
Professional services	54	(6)	(10)	60	(9)	(13)	69
Amortization of intangibles	49	(4)	(8)	53	(3)	(5)	56
Marketing	37	(16)	(30)	53	(7)	(12)	60
Deposit and other insurance expense	34	(29)	(46)	63	(15)	(19)	78
Other noninterest expense	225	8	4	217	(14)	(6)	231
Total noninterest expense	$2,721	$74	3%	$2,647	$(67)	(2)%	$2,714
Number of employees (average full-time equivalent)	15,664	(29)	—%	15,693	(77)	—%	15,770

Impact of Significant Items:
	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Personnel costs	$—	$—	$42
Outside data processing and other services	—	—	24
Equipment	—	—	16
Net occupancy	—	—	52
Professional services	—	—	10
Marketing	—	—	1
Other noninterest expense	—	—	9
Total impact of significant items on noninterest expense	$—	$—	$154

2019 Form 10-K 49

Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):
	Year Ended December 31,
		Change from 2018			Change from 2017
(dollar amounts in millions)	2019	Amount	Percent	2018	Amount	Percent	2017
Personnel costs	$1,654	$95	6%	$1,559	$77	5%	$1,482
Outside data processing and other services	346	52	18	294	5	2	289
Equipment	163	(1)	(1)	164	9	6	155
Net occupancy	159	(25)	(14)	184	24	15	160
Professional services	54	(6)	(10)	60	1	2	59
Amortization of intangibles	49	(4)	(8)	53	(3)	(5)	56
Marketing	37	(16)	(30)	53	(6)	(10)	59
Deposit and other insurance expense	34	(29)	(46)	63	(15)	(19)	78
Other noninterest expense	225	8	4	217	(5)	(2)	222
Total adjusted noninterest expense (Non-GAAP)	$2,721	$74	3%	$2,647	$87	3%	$2,560
2019 versus 2018
Noninterest expense was $2.7 billion, up $74 million, or 3%, from the prior year. Personnel costs increased $95 million, or 6%, primarily reflecting the shift toward colleagues supporting our core strategies, annual merit increases, and $15 million of expense related to position reductions completed in the 2019 fourth quarter. Outside data processing and other services increased $52 million, or 18%, primarily driven by higher technology investment costs. Offsetting these increases, deposit and other insurance expense decreased $29 million, or 46%, primarily due to the discontinuation of the FDIC surcharge in the 2018 fourth quarter. Net occupancy expense decreased $25 million, or 14%, primarily reflecting lower branch and facility consolidation-related expense as the 2018 fourth quarter included $28 million of consolidation-related expense. Marketing decreased $16 million, or 30%, primarily reflecting pacing of marketing campaigns and deposit promotions.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 17 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
2019 versus 2018
The provision for income taxes was $248 million for 2019 compared with a provision for income taxes of $235 million in 2018. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, stock-based compensation, and capital losses. As of December 31, 2019 and 2018 there was no valuation allowance on federal deferred taxes. In 2019 and 2018 there was essentially no material change recorded in the provision for state income taxes, net of federal taxes, for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized. At December 31, 2019, we had a net federal deferred tax liability of $221 million and a net state deferred tax asset of $38 million.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2018, the IRS has advised that tax years 2012 through 2014 will not be audited, and is currently examining the 2015 and 2016 federal income tax returns. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

50 Huntington Bancshares Incorporated

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

•
The Risk Oversight Committee (ROC) assists the board of directors in overseeing management of material risks, the approval and monitoring of the Company’s capital position and plan supporting our overall aggregate moderate-to-low risk profile, the risk governance structure, compliance with applicable laws and regulations, and determining adherence to the board’s stated risk appetite. The committee has oversight responsibility with respect to the full range of inherent risks: credit, market, liquidity, legal, compliance/regulatory, operational, strategic, and reputational. The ROC provides assistance to the Board in overseeing the credit review division. This committee also oversees our capital management and planning process, ensures that the amount and quality of capital are adequate in relation to expected and unexpected risks, and that our capital levels exceed “well-capitalized” requirements.

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
The Risk Oversight and Technology Committees routinely hold joint sessions to cover matters relevant to both such as cybersecurity and IT risk and control projects and risk assessments.
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

2019 Form 10-K 51

Management has implemented an Enterprise Risk Management and Risk Appetite Framework. Critically important is our self-assessment process, in which each business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our risk management organization of major risk sectors (e.g., credit, market, liquidity, operational, compliance, strategic, and reputation) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control process, the direction of risk, and our position compared to the defined risk appetite.
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
A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Factors section included in Item 1A: Risk Factors and the “Regulatory Matters” section of Item 1: Business of this Form 10-K.
Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following sections.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 4 - "Investment Securities and Other Securities" of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal. (See Note 1 - "Significant Accounting Policies" of the Notes to Consolidated Financial Statements.)
We continue to focus on the identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our continued expansion of portfolio management resources demonstrates our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.

52 Huntington Bancshares Incorporated

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
Loan and Lease Credit Exposure Mix
At December 31, 2019, our loans and leases totaled $75.4 billion, representing a $0.5 billion, or 1%, increase compared to $74.9 billion at December 31, 2018.
Total commercial loans and leases were $37.3 billion at December 31, 2019, and represented 49% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified by product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):
C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, Healthcare, Food & Agribusiness, Energy, etc.) and/or lending disciplines (Equipment Finance, Asset Based Lending, etc.), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value-added expertise to these specialty clients.
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

2019 Form 10-K 53

Total consumer loans and leases were $38.1 billion at December 31, 2019, and represented 51% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity lines-of-credit, residential mortgages, and RV and marine finance (see Consumer Credit discussion).
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 22% of the total exposure, with no individual state representing more than 5%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit converts to a 20-year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations. The underwriting for the floating rate lines of credit also incorporates a stress analysis for rising interest rates.
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
RV and marine – RV and marine loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 34 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 28% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.

54 Huntington Bancshares Incorporated

The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2019		2018		2017		2016		2015
Commercial:
Commercial and industrial	$30,664	41%	$30,605	41%	$28,107	40%	$28,059	42%	$20,560	41%
Commercial real estate:
Construction	1,123	1	1,185	2	1,217	2	1,446	2	1,031	2
Commercial	5,551	7	5,657	8	6,008	9	5,855	9	4,237	8
Commercial real estate	6,674	8	6,842	10	7,225	11	7,301	11	5,268	10
Total commercial	37,338	49	37,447	51	35,332	51	35,360	53	25,828	51
Consumer:
Automobile	12,797	17	12,429	16	12,100	17	10,969	16	9,481	19
Home equity	9,093	12	9,722	13	10,099	14	10,106	15	8,471	17
Residential mortgage	11,376	15	10,728	14	9,026	13	7,725	12	5,998	12
RV and marine	3,563	5	3,254	4	2,438	3	1,846	3	—	—
Other consumer	1,237	2	1,320	2	1,122	2	956	1	563	1
Total consumer	38,066	51	37,453	49	34,785	49	31,602	47	24,513	49
Total loans and leases	$75,404	100%	$74,900	100%	$70,117	100%	$66,962	100%	$50,341	100%
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

2019 Form 10-K 55

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2018 are consistent with the portfolio growth metrics.

Table 9 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)	December 31, 2019		December 31, 2018
Commercial loans and leases:
Real estate and rental and leasing	$6,662	9%	$6,964	9%
Manufacturing	5,248	7	5,140	7
Retail trade (1)	5,239	7	5,337	7
Finance and insurance	3,307	4	3,377	5
Health care and social assistance	2,498	3	2,533	3
Wholesale trade	2,437	3	2,830	4
Accommodation and food services	2,072	3	1,709	2
Professional, scientific, and technical services	1,360	2	1,344	2
Other services	1,310	2	1,290	2
Mining, quarrying, and oil and gas extraction	1,304	2	1,286	2
Transportation and warehousing	1,207	2	1,320	2
Construction	900	1	924	1
Admin./Support/Waste Mgmt. and Remediation Services	731	1	737	1
Arts, entertainment, and recreation	690	1	599	1
Information	649	1	441	1
Utilities	546	1	454	1
Educational services	463	—	473	1
Public administration	261	—	253	—
Unclassified/Other	195	—	174	—
Agriculture, forestry, fishing and hunting	154	—	174	—
Management of companies and enterprises	105	—	88	—
Total commercial loans and leases by industry category	37,338	49%	37,447	51%
Automobile	12,797	17	12,429	16
Home Equity	9,093	12	9,722	13
Residential mortgage	11,376	15	10,728	14
RV and marine	3,563	5	3,254	4
Other consumer loans	1,237	2	1,320	2
Total loans and leases	$75,404	100%	$74,900	100%

(1)	Amounts include $3.7 billion and $3.6 billion of auto dealer services loans at December 31, 2019 and December 31, 2018, respectively.
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

56 Huntington Bancshares Incorporated

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
Substantially all loans categorized as Classified (See Note 3 “Loans / Leases and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements) are managed by SAD. SAD is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
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
CRE PORTFOLIO
We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 120% of required interest and principal payments, and (3) if the commercial real estate is non-owner occupied, require that pre-leasing generate break even interest-only debt service. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on loans identified as higher risk based on the risk rating methodology. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.

2019 Form 10-K 57

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

58 Huntington Bancshares Incorporated

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
RV AND MARINE PORTFOLIO
Our strategy in the RV and Marine portfolio focuses on high quality borrowers, combined with appropriate LTVs, terms, and profitability. Although entering new markets can be associated with increased risk levels, we believe our disciplined strategy and operational processes significantly mitigate these risks.
Credit Quality
(This section should be read in conjunction with Note 3 “Loans / Leases and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.)
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
Credit quality performance in 2019 was weaker than prior periods due to volatility in the commercial portfolio. The consumer portfolio metrics continue to reflect our focus on high quality borrowers. Total NCOs were $265 million or 0.35% of average total loans and leases, an increase from $145 million or 0.20% in the prior year. There was a 29% increase in NPAs from the prior year. The ALLL to total loans and leases ratio increased by 1 basis point from the prior year to 1.04%.
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
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $333 million of commercial related NALs at December 31, 2019, $236 million, or 71%, represent loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.

2019 Form 10-K 59

The following table reflects period-end NALs and NPAs detail for each of the last five years:

Table 10 - Nonaccrual Loans and Leases and Nonperforming Assets
	December 31,
(dollar amounts in millions)	2019	2018	2017	2016	2015
Nonaccrual loans and leases (NALs):
Commercial and industrial	$323	$188	$161	$234	$175
Commercial real estate	10	15	29	20	29
Automobile	4	5	6	6	7
Home equity	59	62	68	72	66
Residential mortgage	71	69	84	91	95
RV and marine	1	1	1	—	—
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	468	340	349	423	372
Other real estate, net:
Residential	9	19	24	31	24
Commercial	2	4	9	20	3
Total other real estate, net	11	23	33	51	27
Other NPAs (1)	19	24	7	7	—
Total nonperforming assets	$498	$387	$389	$481	$399

Nonaccrual loans and leases as a % of total loans and leases	0.62%	0.45%	0.50%	0.63%	0.74%
NPA ratio (2)	0.66	0.52	0.55	0.72	0.79

(1)	Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

60 Huntington Bancshares Incorporated

2019 versus 2018
Total NPAs increased by $111 million, or 29%, compared with December 31, 2018. The increase was due to a $135 million, or 72%, increase in the C&I portfolio, driven primarily by the oil and gas portfolio. OREO balances decreased $12 million, or 52%, from the prior year.
The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 11 - Accruing Past Due Loans and Leases
	December 31,
(dollar amounts in millions)	2019	2018	2017	2016	2015
Accruing loans and leases past due 90 days or more:
Commercial and industrial (1)	$11	$7	$9	$18	$9
Commercial real estate	—	—	3	17	10
Automobile	8	8	7	10	7
Home equity	14	17	18	12	9
Residential mortgage (excluding loans guaranteed by the U.S. Government)	20	32	21	15	14
RV and marine	2	1	1	1	—
Other consumer	7	6	5	4	1
Total, excl. loans guaranteed by the U.S. Government	62	71	64	77	50
Add: loans guaranteed by U.S. Government	109	99	51	52	56
Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. Government	$171	$170	$115	$129	$106
Ratios:
Excluding loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.08%	0.09%	0.09%	0.12%	0.10%
Guaranteed by U.S. Government, as a percent of total loans and leases	0.14	0.13	0.07	0.08	0.11
Including loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.23	0.23	0.16	0.19	0.21

(1)	Amounts include Huntington Technology Finance administrative lease delinquencies and accruing purchase impaired loans related to acquisitions.
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accruing or nonaccruing loans. Nonaccruing TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Over the past five years, the accruing component of the total TDR balance has been consistently over 80%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of December 31, 2019, over 77% of the $449 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 12) are current on their required payments, with over 62% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs within this group of loans come from the non-accruing TDR balances.

2019 Form 10-K 61

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 12 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in millions)	December 31,
	2019	2018	2017	2016	2015
TDRs—accruing:
Commercial and industrial	$213	$269	$300	$210	$236
Commercial real estate	37	54	78	77	115
Automobile	40	35	30	26	25
Home equity	226	252	265	270	199
Residential mortgage	223	218	224	243	265
RV and marine	3	2	1	—	—
Other consumer	11	9	8	4	4
Total TDRs—accruing	753	839	906	830	844
TDRs—nonaccruing:
Commercial and industrial	109	97	82	107	57
Commercial real estate	6	6	15	5	17
Automobile	2	3	4	5	6
Home equity	26	28	28	28	21
Residential mortgage	42	44	55	59	72
RV and marine	1	—	—	—	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	186	178	184	204	173
Total TDRs	$939	$1,017	$1,090	$1,034	$1,017
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
The types of concessions granted include below market interest rates, longer amortization or extended maturity date changes beyond what the collateral supports, as well as principal forgiveness based on the borrower’s specific needs at a point in time. Our policy does not limit the number of times a loan may be modified. A loan may be modified multiple times if it is considered to be in the best interest of both the borrower and us.
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
ACL
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL

62 Huntington Bancshares Incorporated

represents the estimate of incurred losses in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades or qualitative adjustments, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (See Note 1 - "Significant Accounting Policies" of the Notes to Consolidated Financial Statements).
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance increased year over year, all of the relevant benchmarks remain strong.

2019 Form 10-K 63

The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 13 - Summary of Allowance for Credit Losses
(dollar amounts in millions)	Year Ended December 31,
	2019	2018	2017	2016	2015
ALLL, beginning of year	$772	$691	$638	$598	$605
Loan and lease charge-offs
Commercial:
Commercial and industrial	(160)	(68)	(68)	(77)	(80)
Commercial real estate:
Construction	—	(1)	2	(2)	(2)
Commercial	(5)	(10)	(6)	(14)	(16)
Commercial real estate	(5)	(11)	(4)	(16)	(18)
Total commercial	(165)	(79)	(72)	(93)	(98)
Consumer:
Automobile	(57)	(58)	(64)	(50)	(36)
Home equity	(21)	(21)	(20)	(26)	(36)
Residential mortgage	(9)	(11)	(11)	(11)	(16)
RV and marine	(15)	(14)	(13)	(3)	—
Other consumer	(95)	(85)	(72)	(44)	(32)
Total consumer	(197)	(189)	(180)	(134)	(120)
Total charge-offs	(362)	(268)	(252)	(227)	(218)
Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	32	36	26	32	52
Commercial real estate:
Construction	2	2	3	4	3
Commercial	6	27	12	38	31
Total commercial real estate	8	29	15	42	34
Total commercial	40	65	41	74	86
Consumer:
Automobile	25	24	22	18	16
Home equity	13	15	15	17	16
Residential mortgage	3	5	5	5	6
RV and marine	4	5	3	—	—
Other consumer	12	9	7	4	6
Total consumer	57	58	52	44	44
Total recoveries	97	123	93	118	130
Net loan and lease charge-offs	(265)	(145)	(159)	(109)	(88)
Provision for loan and lease losses	277	226	212	169	89
Allowance for assets sold and securitized or transferred to loans held for sale	(1)	—	—	(20)	(8)
ALLL, end of year	783	772	691	638	598
AULC, beginning of year	96	87	98	72	61
Provision for (Reduction in) unfunded loan commitments and letters of credit losses	10	9	(11)	22	11
Fair value of acquired AULC	—	—	—	4	—
Unfunded commitment losses	(2)	—	—	—	—
AULC, end of year	104	96	87	98	72
ACL, end of year	$887	$868	$778	$736	$670

64 Huntington Bancshares Incorporated

The table below reflects the allocation of our ALLL among our various loan categories and the reported ACL during each of the past five years:

Table 14 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in millions)	December 31,
	2019		2018		2017		2016		2015
ACL
Commercial
Commercial and industrial	$469	41%	$422	41%	$377	40%	$356	42%	$299	41%
Commercial real estate	83	8	120	10	105	11	95	11	100	10
Total commercial	552	49	542	51	482	51	451	53	399	51
Consumer
Automobile	57	17	56	16	53	17	48	16	50	19
Home equity	50	12	55	13	60	14	65	15	84	17
Residential mortgage	23	15	25	14	21	13	33	12	42	12
RV and marine	21	5	20	4	15	3	5	3	—	—
Other consumer	80	2	74	2	60	2	36	1	23	1
Total consumer	231	51	230	49	209	49	187	47	199	49
Total ALLL	783	100%	772	100%	691	100%	638	100%	598	100%
AULC	104		96		87		98		72
Total ACL	$887		$868		$778		$736		$670
Total ALLL as % of:
Total loans and leases		1.04%		1.03%		0.99%		0.95%		1.19%
Nonaccrual loans and leases		167		228		198		151		161
NPAs		157		200		178		133		150

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2019 versus 2018
At December 31, 2019, the ALLL was $783 million or 1.04% of total loans and leases, compared to $772 million or 1.03% at December 31, 2018. We believe the ratio is appropriate given the aggregate moderate-to-low risk profile of our loan portfolio and its coverage levels reflect the quality of our portfolio and the current operating environment. We continue to focus on early identification of loans with changes in credit metrics and have proactive action plans for these loans.
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

2019 Form 10-K 65

The following table reflects NCO detail for each of the last five years:

Table 15 - Net Loan and Lease Charge-offs
(dollar amounts in millions)	Year Ended December 31,
	2019	2018	2017	2016	2015
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$128	$32	$42	$45	$28
Commercial real estate:
Construction	(2)	(1)	(5)	(2)	(1)
Commercial	(1)	(17)	(6)	(24)	(15)
Commercial real estate	(3)	(18)	(11)	(26)	(16)
Total commercial	125	14	31	19	12
Consumer:
Automobile	32	34	42	32	20
Home equity	8	6	5	9	20
Residential mortgage	6	6	6	6	10
RV and marine	11	9	10	2	—
Other consumer	83	76	65	41	26
Total consumer	140	131	128	90	76
Total net charge-offs	$265	$145	$159	$109	$88

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.42%	0.11%	0.15%	0.19%	0.14%
Commercial real estate:
Construction	(0.15)	(0.13)	(0.36)	(0.19)	(0.08)
Commercial	(0.02)	(0.26)	(0.10)	(0.49)	(0.37)
Commercial real estate	(0.04)	(0.24)	(0.15)	(0.44)	(0.32)
Total commercial	0.33	0.04	0.09	0.06	0.05
Consumer:
Automobile	0.26	0.27	0.36	0.30	0.23
Home equity	0.08	0.06	0.05	0.10	0.23
Residential mortgage	0.06	0.06	0.08	0.09	0.17
RV and marine	0.31	0.32	0.48	0.33	—
Other consumer	6.62	6.27	6.36	5.53	5.44
Total consumer	0.37	0.36	0.39	0.32	0.32
Net charge-offs as a % of average loans	0.35%	0.20%	0.23%	0.19%	0.18%
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

66 Huntington Bancshares Incorporated

2019 versus 2018
NCOs increased $120 million, or 83%, in 2019. The increase from the year-ago period was primarily centered in the commercial portfolio.
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
Interest Rate Risk
We actively manage interest rate risk, as changes in market interest rates may have a significant impact on reported earnings. Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The ALCO oversees interest rate and mortgage price risk, as well as the establishment of risk measures, limits, and policy guidelines for managing the amount of interest rate and mortgage price risk and its effect on net interest income and capital. Responsibility for measuring and the management of interest rate risk resides with Corporate Treasury.
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

2019 Form 10-K 67

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

Table 16 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits (1)	-2.0%	-2.0%	-4.0%
December 31, 2019	-0.3%	1.0%	2.3%
December 31, 2018	-2.9%	2.7%	5.8%

(1)	The policy limit for the -100 basis point scenario changed from -4.0%, which was in effect at December 31, 2018, to -2.0% as of September 30, 2019.
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. The decrease in sensitivity was driven by the purchase of interest rate floors as well as additional interest rate swaps, changes to the actual and forecasted portfolio composition, and movements in market rates.
Our NII at Risk is within our Board of Directors’ policy limits for the -100, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both December 31, 2019 and December 31, 2018.

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
Board policy limits	-6.0%	-6.0%	-12.0%
December 31, 2019	-2.9%	-3.1%	-9.1%
December 31, 2018	-5.8%	2.3%	3.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates.
We are within our Risk Appetite Policy limits, established by the Risk Oversight Committee (ROC), for the -100, +100 and +200 basis point scenarios. The EVE depicts an asset sensitive balance sheet profile in the -100 basis point scenario and a liability sensitive profile due to additional convexity in the +100 and +200 basis point scenarios. The decline in asset sensitivity was driven by slower security prepayments, deposit runoff assumption changes, and the addition of interest rate swaps and floors mentioned above.
MSRs
(This section should be read in conjunction with Note 5 - “Mortgage Loan Sales and Servicing Rights” of Notes to Consolidated Financial Statements.)
At December 31, 2019, we had a total of $212 million of capitalized MSRs representing the right to service $22 billion in mortgage loans. Of this $212 million, $205 million was recorded using the amortization method and $7 million was recorded using the fair value method. As of January 1, 2020, Huntington made an irrevocable election to subsequently measure all classes of residential MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the MSRs. The impact of the irrevocable election was not material.
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

68 Huntington Bancshares Incorporated

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
Liquidity Risk
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable, and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We rely on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk. The ALCO is appointed by the ROC to oversee liquidity risk management and the establishment of liquidity risk policies and limits. Liquidity Risk is managed centrally by Corporate Treasury. The position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months, and identifying sources and uses of funds. The overall management of our liquidity position is also integrated into retail and commercial pricing policies to ensure a stable core deposit base. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at December 31, 2019. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $19.5 billion as of December 31, 2019. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress scenario. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
Investment securities portfolio
(This section should be read in conjunction with Note 4 - “Investment Securities and Other Securities” of the Notes to Consolidated Financial Statements.)
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.

2019 Form 10-K 69

The composition and contractual maturity of the portfolio is presented on the following two tables:

Table 18 - Investment Securities and Other Securities Portfolio Summary
(dollar amounts in millions)	At December 31,
Available-for-sale securities, at fair value:	2019	2018	2017
U.S. Treasury, Federal agency, and other agency securities	$10,458	$9,968	$10,413
Municipal securities	3,055	3,440	3,878
Other	636	372	578
Total available-for-sale securities	$14,149	$13,780	$14,869

Held-to-maturity securities, at cost:
Federal agency and other agency securities	$9,066	$8,560	$9,086
Municipal securities	4	5	5
Total held-to-maturity securities	$9,070	$8,565	$9,091

Other securities:
Other securities, at cost:
Non-marketable equity securities (1)	$387	$543	$581
Other securities, at fair value:
Mutual Funds	53	20	18
Marketable equity securities	1	2	1
Total other securities	$441	$565	$600
Duration in years (2)	4.5	4.3	4.3

(1)	Consists of FHLB and FRB restricted stock holding carried at par.

(2)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 19 - Investment Securities Portfolio Composition and Maturity
	At December 31, 2019
	1 year or less		After 1 year through 5 years		After 5 years through 10 years		After 10 years		Total
(dollar amounts in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale securities, at fair value:
U.S. Treasury	$10	1.68%	$—	—%	$—	—%	$—	—%	$10	1.68%
Federal agencies:
Residential CMO	—	—	—	—	127	2.62	4,958	2.59	5,085	2.59
Residential MBS	—	—	—	—	—	—	4,222	2.94	4,222	2.94
Commercial MBS	—	—	—	—	—	—	976	2.45	976	2.45
Other agencies	1	2.04	51	2.57	113	2.52	—	—	165	2.53
Total U.S. Treasury, Federal agencies and other agencies	11	1.72	51	2.58	240	2.58	10,156	2.72	10,458	2.72
Municipal securities	167	3.79	1,067	3.56	1,305	3.50	516	3.77	3,055	3.58
Private-label CMO	—	—	—	—	—	—	2	1.24	2	1.24
Asset-backed securities	48	2.66	31	3.39	49	3.65	451	3.13	579	3.15
Corporate debt	2	3.52	37	3.65	12	3.96	—	—	51	3.72
Other securities/Sovereign debt	1	3.01	3	2.60	—	—	—	—	4	2.68
Total available-for-sale securities	$229	3.45%	$1,189	3.52%	$1,606	3.37%	$11,125	2.79%	$14,149	2.93%

Held-to-maturity securities, at cost:
Federal agencies:
Residential CMO	$—	—%	$—	—%	$30	3.16%	$2,321	2.62%	$2,351	2.63%
Residential MBS	—	—	—	—	—	—	2,463	2.95	2,463	2.95
Commercial MBS	—	—	—	—	114	3.08	3,845	2.60	3,959	2.61
Other agencies	—	—	17	2.15	156	2.50	120	2.53	293	2.49
Total Federal agencies and other agencies	—	—	17	2.15	300	2.78	8,749	2.70	9,066	2.70
Municipal securities	—	—	—	—	—	—	4	2.63	4	2.63
Total held-to-maturity securities	$—	—%	$17	2.15%	$300	2.78%	$8,753	2.70%	$9,070	2.70%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.

70 Huntington Bancshares Incorporated

Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At December 31, 2019, these core deposits funded 73% of total assets (105% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts have been reclassified as loan balances and were $25 million and $23 million at December 31, 2019 and December 31, 2018, respectively.
The following table reflects contractual maturities of certain deposits at December 31, 2019.

Table 20 - Maturity Schedule of time deposits, brokered deposits, and negotiable CDs
	At December 31, 2019
(dollar amounts in millions)	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$2,903	$326	$192	$47	$3,468
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$3,426	$816	$455	$183	$4,880
The following table reflects deposit composition detail for each of the last three years:

Table 21 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2019		2018 (1)		2017
By Type:
Demand deposits—noninterest-bearing	$20,247	25%	$21,783	26%	$21,546	28%
Demand deposits—interest-bearing	20,583	25	20,042	24	18,001	23
Money market deposits	24,726	30	22,721	27	20,690	27
Savings and other domestic deposits	9,549	12	10,451	12	11,270	15
Core certificates of deposit (2)	4,356	5	5,924	7	1,934	3
Total core deposits:	79,461	97	80,921	96	73,441	96
Other domestic deposits of $250,000 or more	313	—	337	—	239	—
Brokered deposits and negotiable CDs	2,573	3	3,516	4	3,361	4
Total deposits	$82,347	100%	$84,774	100%	$77,041	100%
Total core deposits:
Commercial	$34,957	44%	$37,268	46%	$34,273	47%
Consumer	44,504	56	43,653	54	39,168	53
Total core deposits	$79,461	100%	$80,921	100%	$73,441	100%

(1)	December 31, 2018 includes $210 million of noninterest-bearing and $662 million of interesting bearing deposits classified as held-for-sale.

(2)	Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $39.6 billion and $46.5 billion at December 31, 2019 and December 31, 2018, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At December 31, 2019, total wholesale funding was $15.3 billion, an increase from $14.5 billion at December 31, 2018. The increase from the prior year-end primarily relates to an increase in short-term borrowings and issuance of long-term debt, partially offset by a decrease in brokered deposits and negotiable CDs.
At December 31, 2019, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

2019 Form 10-K 71

Table 22 - Maturity Schedule of Commercial Loans
	At December 31, 2019
(dollar amounts in millions)	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$8,086	$18,728	$3,850	$30,664	82%
Commercial real estate—construction	414	628	81	1,123	3
Commercial real estate—commercial	947	3,328	1,276	5,551	15
Total	$9,447	$22,684	$5,207	$37,338	100%
Variable-interest rates	$7,740	$18,176	$3,159	$29,075	78%
Fixed-interest rates	1,707	4,508	2,048	8,263	22
Total	$9,447	$22,684	$5,207	$37,338	100%
Percent of total	25%	61%	14%	100%
At December 31, 2019, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.8 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2019.
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
At December 31, 2019 and December 31, 2018, the parent company had $3.1 billion and $2.4 billion, respectively, in cash and cash equivalents.
On January 22, 2020, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on April 1, 2020, to shareholders of record on March 18, 2020. Based on the current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $153 million per quarter. On January 22, 2020, the Board of Directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on April 15, 2020 to shareholders of record on April 1, 2020. Cash demands required for Series B Preferred Stock are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million, and $7 million per quarter, respectively.
During 2019, the Bank paid preferred and common dividends of $45 million and $640 million, respectively. During 2019, the Bank also repaid subordinate debt of $683 million to the holding company. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps and floors, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 21 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.

72 Huntington Bancshares Incorporated

INTEREST RATE SWAPS
Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans. See Note 19 - “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements for more information.
STANDBY LETTERS-OF-CREDIT
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 21 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
COMMITMENTS TO SELL LOANS
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we have commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 21 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
We believe that off-balance sheet arrangements are properly considered in our liquidity risk management process.

Table 23 - Contractual Obligations (1)
(dollar amounts in millions)	At December 31, 2019
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$77,066	$—	$—	$—	$77,066
Certificates of deposit and other time deposits	4,671	566	44	—	5,281
Short-term borrowings	2,606	—	—	—	2,606
Long-term debt	2,407	4,407	2,025	1,005	9,844
Operating lease obligations	48	81	61	86	276
Purchase commitments	111	117	14	8	250

(1)	Amounts do not include associated interest payments.
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

2019 Form 10-K 73

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
To mitigate operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, Funds Movement Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and the Audit Committee, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board, as appropriate.
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
Capital
(This section should be read in conjunction with the “Regulatory Matters” section included in Part I, Item 1: Business and Note 22 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements.)
Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.

74 Huntington Bancshares Incorporated

Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including CET1, which we use to measure capital adequacy.

Table 24 - Capital Under Current Regulatory Standards (Basel III)
	At December 31,
(dollar amounts in millions)	2019	2018
CET 1 risk-based capital ratio:
Total shareholders’ equity	$11,795	$11,102
Regulatory capital adjustments:
Shareholders’ preferred equity and related surplus	(1,207)	(1,207)
Accumulated other comprehensive loss (income) offset	256	609
Goodwill and other intangibles, net of taxes	(2,153)	(2,200)
Deferred tax assets that arise from tax loss and credit carryforwards	(44)	(33)
CET 1 capital	8,647	8,271
Additional tier 1 capital
Shareholders’ preferred equity and related surplus	1,207	1,207
Tier 1 capital	9,854	9,478
Long-term debt and other tier 2 qualifying instruments	672	776
Qualifying allowance for loan and lease losses	887	868
Total risk-based capital	$11,413	$11,122
Risk-weighted assets (RWA)	$87,512	$85,687
CET 1 risk-based capital ratio	9.88%	9.65%
Other regulatory capital data:
Tier 1 risk-based capital ratio	11.26	11.06
Total risk-based capital ratio	13.04	12.98
Tier 1 leverage ratio	9.26	9.10

Table 25 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)	At December 31,
	2019	2018
Consolidated capital calculations:
Common shareholders’ equity	$10,592	$9,899
Preferred shareholders’ equity	1,203	1,203
Total shareholders’ equity	11,795	11,102
Goodwill	(1,990)	(1,989)
Other intangible assets (1)	(183)	(222)
Total tangible equity	9,622	8,891
Preferred shareholders’ equity	(1,203)	(1,203)
Total tangible common equity	$8,419	$7,688
Total assets	$109,002	$108,781
Goodwill	(1,990)	(1,989)
Other intangible assets (1)	(183)	(222)
Total tangible assets	$106,829	$106,570
Tangible equity / tangible asset ratio	9.01%	8.34%
Tangible common equity / tangible asset ratio	7.88	7.21
Tangible common equity / RWA ratio	9.62	8.97

(1)	Other intangible assets are net of deferred tax liability.

2019 Form 10-K 75

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past two years:

Table 26 - Regulatory Capital Data
		At December 31,
(dollar amounts in millions)		Basel III
		2019	2018
Total risk-weighted assets	Consolidated	$87,512	$85,687
	Bank	87,298	85,717
CET 1 risk-based capital	Consolidated	8,647	8,271
	Bank	9,747	8,732
Tier 1 risk-based capital	Consolidated	9,854	9,478
	Bank	10,621	9,611
Tier 2 risk-based capital	Consolidated	1,559	1,644
	Bank	1,243	1,893
Total risk-based capital	Consolidated	11,413	11,122
	Bank	11,864	11,504
CET 1 risk-based capital ratio	Consolidated	9.88%	9.65%
	Bank	11.17	10.19
Tier 1 risk-based capital ratio	Consolidated	11.26	11.06
	Bank	12.17	11.21
Total risk-based capital ratio	Consolidated	13.04	12.98
	Bank	13.59	13.42
Tier 1 leverage ratio	Consolidated	9.26	9.10
	Bank	10.01	9.23
At December 31, 2019, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. All capital ratios were impacted by the repurchase of 31.4 million common shares during 2019.
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
Shareholders’ equity totaled $11.8 billion at December 31, 2019, an increase of $0.7 billion when compared with December 31, 2018.
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
On July 17, 2019, the Board of Directors authorized the repurchase of up to $513 million of common shares over the four quarters through the 2020 second quarter. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. During the 2019 fourth quarter, Huntington repurchased a total of 13.1 million shares at a weighted average share price of $14.96.

76 Huntington Bancshares Incorporated

Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
Share Repurchases
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. There were 31.4 million shares of common stock repurchased during 2019.
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
For a discussion of business segment trends for 2018 versus 2017, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Business Segment Discussion included in our 2018 Form 10-K, filed with the SEC on February 15, 2019.
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

2019 Form 10-K 77

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
Net Income by Business Segment
Net income by business segment for the past three years is presented in the following table:

Table 27 - Net Income by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Consumer and Business Banking	$635	$502	$374
Commercial Banking	553	624	496
Vehicle Finance	172	162	154
RBHPCG	113	119	103
Treasury / Other	(62)	(14)	59
Net income	$1,411	$1,393	$1,186
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

78 Huntington Bancshares Incorporated

Consumer and Business Banking

Table 28 - Key Performance Indicators for Consumer and Business Banking
	Year Ended December 31,		Change from 2018
(dollar amounts in millions unless otherwise noted)	2019	2018	Amount	Percent	2017
Net interest income	$1,766	$1,727	$39	2%	$1,581
Provision for credit losses	114	137	(23)	(17)	105
Noninterest income	825	744	81	11	740
Noninterest expense	1,673	1,699	(26)	(2)	1,641
Provision for income taxes	169	133	36	27	201
Net income	$635	$502	$133	26%	$374
Number of employees (average full-time equivalent)	8,000	8,348	(348)	(4)%	8,595
Total average assets	$25,411	$25,147	$264	1	$24,134
Total average loans/leases	22,130	22,037	93	—	21,010
Total average deposits	51,645	47,782	3,863	8	45,226
Net interest margin	3.37%	3.56%	(0.19)%	(5)	3.45%
NCOs	$128	$108	$20	19	$105
NCOs as a % of average loans and leases	0.58%	0.49%	0.09%	18	0.50%
2019 versus 2018
Consumer and Business Banking, including Home Lending, reported net income of $635 million in 2019, an increase of $133 million, or 26%, compared with net income of $502 million in 2018. Segment net interest income increased $39 million, or 2%, primarily due to an increase in average deposits. The provision for credit losses decreased $23 million, or 17%. Noninterest income increased $81 million, or 11%, primarily due to increased mortgage banking income due to higher salable volumes and spreads, card interchange income from higher transaction volumes, and increased service charge income on deposit accounts. Noninterest expense decreased $26 million, or 2%, due to decreased personnel, occupancy, and equipment expense as a result of branch consolidations and divestitures, as well as reduced FDIC insurance expense.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $23 million in 2019, compared with a loss of $8 million in the prior year. Total revenues increased largely due to higher origination volume, higher secondary marketing spreads, and net MSR risk management. Revenue increases were partially offset by an increase in noninterest expense as a result of higher origination volumes and higher indirect expense allocations.

2019 Form 10-K 79

Commercial Banking

Table 29 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2018
(dollar amounts in millions unless otherwise noted)	2019	2018	Amount	Percent	2017
Net interest income	$1,037	$1,013	$24	2%	$975
Provision for credit losses	132	42	90	214	33
Noninterest income	359	321	38	12	286
Noninterest expense	564	502	62	12	465
Provision for income taxes	147	166	(19)	(11)	267
Net income	$553	$624	$(71)	(11)%	$496
Number of employees (average full-time equivalent)	1,317	1,256	61	5%	1,217
Total average assets	$33,843	$31,209	$2,634	8	$29,278
Total average loans/leases	27,151	26,137	1,014	4	24,988
Total average deposits	21,072	22,197	(1,125)	(5)	21,166
Net interest margin	3.49%	3.53%	(0.04)%	(1)	3.63%
NCOs	$93	$(7)	$100	1,429	$—
NCOs as a % of average loans and leases	0.34%	(0.03)%	0.37%	1,233	—%
2019 versus 2018
Commercial Banking reported net income of $553 million in 2019, a decrease of $71 million, or 11%, compared with net income of $624 million in 2018. Segment net interest income increased $24 million, or 2%, primarily due to the higher value of deposits as a source of funding. Net interest margin decreased 4 basis points, driven by a decline in loan and lease spreads and a $1.1 billion decline in deposits. The provision for credit losses increased $90 million, or 214%, primarily due to net charge-offs of $93 million in 2019 compared to a net recovery of $7 million in the prior year. Noninterest income increased $38 million, or 12%, largely driven by an increase in capital markets related revenues primarily due to increased underwriting activity driven by the acquisition of HSE in the fourth quarter of 2018 and customer interest rate derivatives as well as an increase in equipment finance related fee income. Noninterest expense increased $62 million, or 12%, primarily due to an increase in personnel expense and allocated overhead, which was driven by the acquisition of HSE, and other taxes related to the adoption of the new lease accounting standard, partially offset by lower FDIC insurance expense.

Vehicle Finance

Table 30 - Key Performance Indicators for Vehicle Finance
	Year Ended December 31,		Change from 2018
(dollar amounts in millions unless otherwise noted)	2019	2018	Amount	Percent	2017
Net interest income	$397	$392	$5	1%	$427
Provision (reduction in allowance) for credit losses	44	55	(11)	(20)	63
Noninterest income	12	11	1	9	14
Noninterest expense	148	143	5	3	141
Provision for income taxes	45	43	2	5	83
Net income	$172	$162	$10	6%	$154
Number of employees (average full-time equivalent)	265	264	1	—%	253
Total average assets	$19,393	$18,430	$963	5	$16,903
Total average loans/leases	19,466	18,484	982	5	16,938
Total average deposits	333	338	(5)	(1)	335
Net interest margin	2.04%	2.12%	(0.08)%	(4)	2.52%
NCOs	$43	$43	$—	—	$52
NCOs as a % of average loans and leases	0.22%	0.23%	(0.01)%	(4)	0.31%

80 Huntington Bancshares Incorporated

2019 versus 2018
Vehicle Finance reported net income of $172 million in 2019, an increase of $10 million, or 6%, compared with net income of $162 million in 2018. The increase was driven by a lower provision for credit losses primarily resulting from continued strong credit quality of new loan originations. Segment net interest income increased $5 million or 1%, due to a $1.0 billion increase in average loan balances, offset in part by an 8 basis point reduction in the net interest margin. The increase in average loans included a $0.6 billion increase in RV and Marine loans primarily resulting from expansions of lending activities in new markets in 2017 and 2018 while maintaining our commitment to super prime originations and a $0.3 billion increase in average floor plan and other commercial loans. The decline in net interest margin is primarily a result of the continued run-off of the higher yielding acquired loan portfolios. The increase in noninterest expense was due to higher costs associated with servicing a larger loan portfolio and production levels.

Regional Banking and The Huntington Private Client Group

Table 31 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Year Ended December 31,		Change from 2018
(dollar amounts in millions unless otherwise noted)	2019	2018	Amount	Percent	2017
Net interest income	$198	$203	$(5)	(2)%	$209
Provision (reduction in allowance) for credit losses	(3)	1	(4)	(400)	—
Noninterest income	198	193	5	3	189
Noninterest expense	256	244	12	5	239
Provision for income taxes	30	32	(2)	(6)	56
Net income	$113	$119	$(6)	(5)%	$103
Number of employees (average full-time equivalent)	1,057	1,026	31	3%	1,019
Total average assets	$6,438	$5,802	$636	11	$5,198
Total average loans/leases	6,132	5,487	645	12	4,861
Total average deposits	5,983	5,926	57	1	6,097
Net interest margin	3.18%	3.32%	(0.14)%	(4)	3.32%
NCOs	$1	$—	$1	100	$2
NCOs as a % of average loans and leases	0.02%	—%	0.02%	100	0.04%
Total assets under management (in billions)—eop	$17.5	$15.3	$2.2	14	$18.3
Total trust assets (in billions)—eop	121.8	105.1	16.7	16	110.1
eop—End of Period.
2019 versus 2018
RBHPCG reported net income of $113 million in 2019, a decrease of $6 million, or 5%, compared with a net income of $119 million in 2018. Net interest income declined $5 million, or 2%, due to a 14 basis point decrease in net interest margin partially offset by a $0.6 billion increase in average loans as a result of growth in commercial and mortgage loans. Noninterest income increased $5 million, or 3%, primarily reflecting higher trust and investment management revenue as a result of increased sales production and year over year market growth. Noninterest expense increased $12 million, or 5%, mainly as a result of increased personnel expenses related to the hiring of new sales colleagues.

2019 Form 10-K 81

RESULTS FOR THE FOURTH QUARTER
Earnings Discussion
In the 2019 fourth quarter, we reported net income of $317 million, a decrease of $17 million, or 5%, from the 2018 fourth quarter. Diluted earnings per common share for the 2019 fourth quarter were $0.28, a decrease of $0.01 from the year-ago quarter.
Net Interest Income / Average Balance Sheet
FTE net interest income for the 2019 fourth quarter decreased $55 million, or 7%, from the 2018 fourth quarter. This reflected a 29 basis point decrease in the FTE net interest margin to 3.12%, partially offset by the benefit from a $2.3 billion, or 2%, increase in average earning assets. The NIM compression primarily reflected a 29 basis point year-over-year decrease in average earning asset yields. The decrease in average earning asset yields was primarily driven by the impact of lower interest rates in the quarter on loan yields. Embedded within these yields and costs, FTE net interest income during the 2019 fourth quarter included $11 million, or approximately 4 basis points, of purchase accounting impact compared to $17 million, or approximately 7 basis points, in the year-ago quarter.

Table 32 - Average Earning Assets - 2019 Fourth Quarter vs. 2018 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Loans/Leases
Commercial and industrial	$30,373	$29,557	$816	3%
Commercial real estate	6,806	6,944	(138)	(2)
Total commercial	37,179	36,501	678	2
Automobile	12,607	12,423	184	1
Home equity	9,192	9,817	(625)	(6)
Residential mortgage	11,330	10,574	756	7
RV and marine	3,564	3,216	348	11
Other consumer	1,231	1,291	(60)	(5)
Total consumer	37,924	37,321	603	2
Total loans/leases	75,103	73,822	1,281	2
Total securities	23,161	22,656	505	2
Loans held-for-sale and other earning assets	1,798	1,274	524	41
Total earning assets	$100,062	$97,752	$2,310	2%
Average earning assets for the 2019 fourth quarter increased $2.3 billion, or 2%, from the year-ago quarter, primarily reflecting a $1.3 billion, or 2%, increase in average total loans and leases. Average C&I loans increased $0.8 billion, or 3%, reflecting growth in specialty banking, asset finance, and corporate banking. Average residential mortgage loans increased $0.8 billion, or 7%, reflecting robust mortgage production in the second half of 2019. Average held-for-sale and other earning assets increased $0.5 billion, or 41%, primarily as a result of increased cash from the timing of the securities portfolio repositioning and an increase in loans held-for-sale. Average total securities increased $0.5 billion, or 2%, primarily reflecting the mark-to-market of the available-for-sale portfolio. Partially offsetting these increases, average home equity loans and lines of credit decreased $0.6 billion, or 6%, reflecting a shift in consumer preferences.

82 Huntington Bancshares Incorporated

Table 33 - Average Interest-Bearing Liabilities - 2019 Fourth Quarter vs. 2018 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Interest-bearing deposits:
Demand deposits: interest-bearing	20,140	19,860	280	1
Money market deposits	24,560	22,595	1,965	9
Savings and other domestic deposits	9,552	10,534	(982)	(9)
Core certificates of deposit	4,795	5,705	(910)	(16)
Other domestic deposits of $250,000 or more	313	346	(33)	(10)
Brokered deposits and negotiable CDs	2,589	3,507	(918)	(26)
Total interest-bearing deposits	61,949	62,547	(598)	(1)
Short-term borrowings	1,965	1,006	959	95
Long-term debt	9,886	8,871	1,015	11
Total interest-bearing liabilities	$73,800	$72,424	$1,376	2%
Average total interest-bearing liabilities for the 2019 fourth quarter increased $1.4 billion, or 2%, from the year-ago quarter. Long-term debt increased $1.0 billion, or 11%, as a result of the issuance and maturity of $1.6 billion and $0.6 billion, respectively, of long-term debt over the past three quarters. Average short-term borrowings increased $1.0 billion, or 95%, as a result of the maturity of brokered CDs in the 2019 first quarter. Savings and other domestic deposits decreased $1.0 billion, or 9%, primarily reflecting a continued shift in consumer product mix. Average core CDs decreased $0.9 billion, or 16%, reflecting the maturity of the balances related to the 2018 consumer deposit growth initiatives. Average brokered deposits and negotiable CDs decreased $0.9 billion, or 26%, reflecting the previously mentioned brokered CD maturities. Average money market deposits increased $2.0 billion, or 9%, primarily reflecting growth driven by promotional pricing over the past seven quarters and a continued shift in consumer product mix.
Provision for Credit Losses
The provision for credit losses increased to $79 million in the 2019 fourth quarter compared to $60 million from the year-ago quarter.

Noninterest Income

Table 34 - Noninterest Income - 2019 Fourth Quarter vs. 2018 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Service charges on deposit accounts	$95	$94	$1	1%
Card and payment processing income	64	58	6	10
Trust and investment management services	47	42	5	12
Mortgage banking income	58	23	35	152
Capital markets fees	31	34	(3)	(9)
Insurance income	24	21	3	14
Bank owned life insurance income	17	16	1	6
Gain on sale of loans and leases	16	16	—	—
Net (losses) gains on sales of securities	(22)	(19)	(3)	(16)
Other noninterest income	42	44	(2)	(5)
Total noninterest income	$372	$329	$43	13%
Noninterest income for the 2019 fourth quarter increased $43 million, or 13%, from the year-ago quarter. Mortgage banking income increased $35 million, or 152%, primarily reflecting higher volume and overall salable spreads and a $12 million increase in income from net MSR risk management. Card and payment processing income increased $6 million, or 10%, primarily reflecting increased account activity. Trust and investment management services fees increased $5 million, or 12%, primarily driven by strong equity market performance.

2019 Form 10-K 83

Noninterest Expense

Table 35 - Noninterest Expense - 2019 Fourth Quarter vs. 2018 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2019	2018	Amount	Percent
Personnel costs	$426	$399	$27	7%
Outside data processing and other services	89	83	6	7
Equipment	42	48	(6)	(13)
Net occupancy	41	70	(29)	(41)
Professional services	14	17	(3)	(18)
Amortization of intangibles	12	13	(1)	(8)
Marketing	9	15	(6)	(40)
Deposit and other insurance expense	10	9	1	11
Other noninterest expense	58	57	1	2
Total noninterest expense	$701	$711	$(10)	(1)%
Number of employees (average full-time equivalent)	15,495	15,657	(162)	(1)%
Noninterest expense for the 2019 fourth quarter decreased $10 million, or 1%, from the year-ago quarter. Net occupancy costs decreased $29 million, or 41%, primarily reflecting lower branch and facility consolidation-related expense of $24 million. Marketing decreased $6 million, or 40%, primarily reflecting pacing of marketing campaigns. Equipment decreased $6 million, or 13%, primarily reflecting lower branch and facility consolidation-related expense of $5 million. Personnel costs increased $27 million, or 7%, primarily reflecting the $15 million of expense related to the previously announced position reductions completed in the 2019 fourth quarter. Outside data processing and other services expense increased $6 million, or 7%, primarily driven by higher technology investment costs and $3 million of expense related to a technology system decommission in the 2019 fourth quarter.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 17 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
The provision for income taxes was $55 million in the 2019 fourth quarter compared to $57 million in the 2018 fourth quarter. The effective tax rates for the 2019 fourth quarter and 2018 fourth quarter were 14.8% and 14.6%, respectively. At December 31, 2019, we had a net federal deferred tax liability of $221 million and a net state deferred tax asset of $38 million.
Credit Quality
NCOs
Net charge-offs increased $23 million to $73 million. The increase was driven by the oil and gas portfolio, which made up approximately half of the total commercial NCOs. Consumer charge-offs have remained flat. NCOs represented an annualized 0.39% of average loans and leases in the current quarter, up from 0.39% in the prior quarter and up from 0.27% in the year-ago quarter.
NALs
Asset quality metrics remained in line with overall expectations. The consumer portfolio metrics remained relatively stable, reflecting normal seasonal impacts. The commercial portfolio metrics reflected continued volatility in the oil and gas portfolio, while the remainder of the commercial portfolio has performed well.
NALs increased $128 million, or 38%, from the year-ago quarter to $468 million, or 0.62% of total loans and leases. The year-over-year increase was primarily in the C&I portfolio, particularly in the oil and gas portfolio. OREO balances decreased $12 million, or 52%, from the year-ago quarter. NPAs increased to $498 million, or 0.66% of total loans and leases and OREO. On a linked quarter basis, NALs increased $30 million, or 7%, while NPAs increased $16 million, or 3%.

84 Huntington Bancshares Incorporated

ACL
(This section should be read in conjunction with Note 3 - “Loans / Leases and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.)
The ALLL increased $11 million from the year-ago quarter, and as a percentage of total loans and leases increased to 1.04% compared to 1.03% a year ago. The ALLL as a percentage of period-end total NALs decreased to 167% from 228% over the same period. The increase in the ALLL was primarily the result of loan growth and portfolio management activity. We believe the level of the ALLL and ACL are appropriate given the low level of Problem Loans and the current composition of the overall loan and lease portfolio.

Table 36 - Selected Quarterly Financial Information
	Three Months Ended
(amounts in millions, except per share data)	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Interest income	$1,011	$1,052	$1,068	$1,070
Interest expense	231	253	256	248
Net interest income	780	799	812	822
Provision for credit losses	79	82	59	67
Net interest income after provision for credit losses	701	717	753	755
Total noninterest income	372	389	374	319
Total noninterest expense	701	667	700	653
Income before income taxes	372	439	427	421
Provision (benefit) for income taxes	55	67	63	63
Net income	317	372	364	358
Dividends on preferred shares	19	18	18	19
Net income applicable to common shares	$298	$354	$346	$339
Common shares outstanding
Average—basic	1,029	1,035	1,045	1,047
Average—diluted	1,047	1,051	1,060	1,066
Ending	1,020	1,033	1,038	1,046
Book value per common share	$10.38	$10.37	$10.08	$9.78
Tangible book value per common share (1)	8.25	8.25	7.97	7.67
Per common share
Net income—basic	$0.29	$0.34	$0.33	$0.32
Net income—diluted	0.28	0.34	0.33	0.32
Return on average total assets	1.15%	1.37%	1.36%	1.35%
Return on average common shareholders’ equity	11.1	13.4	13.5	13.8
Return on average tangible common shareholders’ equity (2)	14.3	17.3	17.7	18.3
Efficiency ratio (3)	58.4	54.7	57.6	55.8
Effective tax rate	14.8	15.4	14.6	15.0
Margin analysis-as a % of average earning assets (5)
Interest income (4)	4.03%	4.21%	4.35%	4.40%
Interest expense	0.91	1.01	1.04	1.01
Net interest margin (4)	3.12%	3.20%	3.31%	3.39%
Revenue—FTE
Net interest income	$780	$799	$812	$822
FTE adjustment	6	6	7	7
Net interest income (4)	786	805	819	829
Noninterest income	372	389	374	319
Total revenue (4)	$1,158	$1,194	$1,193	$1,148

2019 Form 10-K 85

Table 37 - Selected Quarterly Capital Data
Capital adequacy (Basel III)	2019
(dollar amounts in millions)	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	$87,512	$86,719	$86,332	$85,966
Tier 1 leverage ratio (period end)	9.26%	9.34%	9.24%	9.16%
CET 1 risk-based capital ratio	9.88	10.02	9.88	9.84
Tier 1 risk-based capital ratio (period end)	11.26	11.41	11.28	11.25
Total risk-based capital ratio (period end)	13.04	13.29	13.13	13.11
Tangible common equity / tangible asset ratio (5) (7)	7.88	8.00	7.80	7.57
Tangible equity / tangible asset ratio (6) (7)	9.01	9.13	8.93	8.71
Tangible common equity / risk-weighted assets ratio (7)	9.62	9.83	9.58	9.34

(1)	Other intangible assets are net of deferred tax liability.

(2)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability.

(3)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

(4)	Presented on a FTE basis assuming a 21% tax rate.

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

86 Huntington Bancshares Incorporated

Table 38 - Selected Quarterly Financial Information
	Three Months Ended
(amounts in millions, except per share data)	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Interest income	$1,056	$1,007	$972	$914
Interest expense	223	205	188	144
Net interest income	833	802	784	770
Provision for credit losses	60	53	56	66
Net interest income after provision for credit losses	773	749	728	704
Total noninterest income	329	342	336	314
Total noninterest expense	711	651	652	633
Income before income taxes	391	440	412	385
Provision (benefit) for income taxes	57	62	57	59
Net income	334	378	355	326
Dividends on preferred shares	19	18	21	12
Net income applicable to common shares	$315	$360	$334	$314
Common shares outstanding
Average—basic	1,054	1,085	1,103	1,084
Average—diluted (1)	1,073	1,104	1,123	1,125
Ending	1,047	1,062	1,104	1,102
Book value per share	$9.46	$9.17	$9.30	$9.17
Tangible book value per share (2)	7.34	7.06	7.27	7.12
Per common share
Net income—basic	$0.30	$0.33	$0.30	$0.29
Net income —diluted	0.29	0.33	0.30	0.28
Return on average total assets	1.25%	1.42%	1.36%	1.27%
Return on average common shareholders’ equity	12.9	14.3	13.2	13.0
Return on average tangible common shareholders’ equity (3)	17.3	19.0	17.6	17.5
Efficiency ratio (4)	58.7	55.3	56.6	56.8
Effective tax rate	14.6	14.1	13.8	15.3
Margin analysis-as a % of average earning assets (6)
Interest income (5)	4.34%	4.16%	4.07%	3.91%
Interest expense	0.93	0.84	0.78	0.61
Net interest margin (5)	3.41%	3.32%	3.29%	3.30%
Revenue—FTE
Net interest income	$833	$802	$784	$770
FTE adjustment	8	8	7	7
Net interest income (5)	841	810	791	777
Noninterest income	329	342	336	314
Total revenue (5)	$1,170	$1,152	$1,127	$1,091

2019 Form 10-K 87

Table 39 - Selected Quarterly Capital Data
Capital adequacy (Basel III)	2018
(dollar amounts in millions)	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	$85,687	$83,580	$82,951	$81,365
Tier 1 leverage ratio	9.10%	9.14%	9.65%	9.53%
Tier 1 risk-based capital ratio	9.65	9.89	10.53	10.45
Total risk-based capital ratio	11.06	11.33	11.99	11.94
Tier 1 common risk-based capital ratio	12.98	13.36	13.97	13.92
Tangible common equity / tangible asset ratio (6)(8)	7.21	7.25	7.78	7.70
Tangible equity / tangible asset ratio (7)(8)	8.34	8.41	8.95	8.88
Tangible common equity / risk-weighted assets ratio (8)	8.97	8.97	9.67	9.65

(1)
Weighted average diluted shares outstanding for the quarterly period ending March 31, 2018, includes the dilutive impact of the convertible preferred stock issued in April of 2008 until the date of conversion, February 22, 2018.

(2)	Other intangible assets are net of deferred tax.

(3)
Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax.

(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

(5)	Presented on a FTE basis assuming a 21% tax rate.

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

88 Huntington Bancshares Incorporated

Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
Significant Items
From time-to-time, revenue, expenses, or taxes are impacted by items judged by us to be outside of our ordinary business activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature. We refer to such items as Significant Items. Most often, these Significant Items result from factors originating outside the Company; e.g., regulatory actions / assessments, windfall gains, one-time tax assessments / refunds, litigation actions, etc. In other cases, they may result from our decisions associated with significant corporate actions outside of the ordinary course of business; e.g., merger / restructuring charges, recapitalization actions, goodwill impairment, etc.
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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent and 35 percent for periods prior to January 1, 2018. We encourage readers to consider the Consolidated Financial Statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.
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

2019 Form 10-K 89

Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, we encourage readers to consider the Consolidated Financial Statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.
Risk Factors
More information on risk is discussed in the Risk Factors section included in Item 1A: “Risk Factors” of this report. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report, as well as the “Regulatory Matters” section included in Item 1 : Business of this report.
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 - “Significant Accounting Policies” of the Notes to Consolidated Financial Statements, which is incorporated by reference into this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
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
Allowance for Credit Losses
Our ACL of $887 million at December 31, 2019, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations. For more information, see Note 3 - ”Loans and Leases and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis and include trading securities, available-for-sale securities, other securities, loans held for sale, loans held for investment, MSRs and derivative instruments. At December 31, 2019, approximately $15.6 billion of our assets and $0.1 billion of our liabilities were recorded at fair value on a recurring basis. Assets and liabilities carried at fair value inherently include subjectivity and may require use of significant assumptions, adjustments and judgment. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility.
Significant adjustments and assumptions used in determining fair value include, but are not limited to, market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions that are used as significant inputs. The type and level of judgment required is largely dependent on the amount of observable market information available. Where available, we use quoted market prices to determine fair value.  If quoted market prices are not available, fair value is determined based on inputs

90 Huntington Bancshares Incorporated

that are either directly observable or derived from market data using either internally developed or independent third-party valuation models.  These inputs include, but are not limited to, interest rate yield curves, credit spreads, option volatilities, and option-adjusted spreads.  Where neither quoted market prices nor observable market data are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation of what market participants would use in determining the fair value of the asset or liability. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process.
A significant portion of our assets and liabilities that are reported at fair value are measured based on quoted market prices or observable market / independent inputs and are classified within Levels 1 and 2. Instruments valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs are classified within Level 3 of the valuation hierarchy. For more information, see Note 18 - “Fair Value of Assets and Liabilities” of the Notes to Consolidated Financial Statements.
Income Taxes
The calculation of our provision for income taxes requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues and any tax refunds; and (2) our deferred federal and state income tax and related valuation accounts, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal and state tax law. The net receivable balance and deferred tax accounts are presented as components of other assets or other liabilities in accordance with the asset or liability balance of the account.
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and non-income taxes. The effective tax rate is based in part on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience. For more information, see Note 17 - “Income Taxes” of the Notes to Consolidated Financial Statements.
Goodwill and Intangible Assets
The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values as of the date of acquisition. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Acquisitions typically result in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. The amortization of identified intangible assets recognized in a business combination is based upon the estimated economic benefits to be received over their economic life, which is also subjective. Customer attrition rates that are based on historical experience are used to determine the estimated economic life of certain intangibles assets, including but not limited to, customer deposit intangibles. For more information, see Note 6 - “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2019 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

2019 Form 10-K 91

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth under the heading of “Market Risk” in Item 7: MD&A, which is incorporated by reference into this item.
Item 8: Financial Statements and Supplementary Data
Information required by this item is set forth in the Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements, and Selected Quarterly Income Statements, which is incorporated by reference into this item.

92 Huntington Bancshares Incorporated

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2019, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Zachary Wasserman – Senior Executive Vice President and Chief Financial Officer
February 14, 2020

2019 Form 10-K 93

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

94 Huntington Bancshares Incorporated

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Allowance for Credit Losses - General Reserve
As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of the allowance for credit losses includes a general reserve component which consists of various risk-profile reserve components. The risk-profile components consider items unique to the Company’s structure, policies, processes, and portfolio composition. The general reserve also considers qualitative measurements and assessments of the Company’s loan portfolios including, but not limited to, concentrations, portfolio composition, industry comparisons, and internal review functions.
The principal considerations for our determination that performing procedures relating to the valuation of the general reserve component of the allowance for credit losses is a critical audit matter are (i) the valuation involved the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the general reserve, (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations relating to the general reserve component, (iii) significant audit judgment was necessary in evaluating audit evidence obtained relating to the general reserve component, and (iv) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of the Company’s general reserve component of allowance for credit losses. These procedures also included, among others, testing management’s process for determining the general reserve component, including management’s process for deriving risk-profile reserve components, evaluating the appropriateness of management’s methodology relating to the general reserve component and testing the completeness and accuracy of data utilized by management. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methodology, significant assumptions and calculations relating to the general reserve component.
Columbus, Ohio
February 14, 2020

We have served as the Company’s auditor since 2015.

2019 Form 10-K 95

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	December 31,
(dollar amounts in millions)	2019	2018
Assets
Cash and due from banks	$1,045	$1,108
Interest-bearing deposits at Federal Reserve Bank	125	1,564
Interest-bearing deposits in banks	102	53
Trading account securities	99	105
Available-for-sale securities	14,149	13,780
Held-to-maturity securities	9,070	8,565
Other securities	441	565
Loans held for sale (includes $781 and $613 respectively, measured at fair value)(1)	877	804
Loans and leases (includes $81 and $79 respectively, measured at fair value)(1)	75,404	74,900
Allowance for loan and lease losses	(783)	(772)
Net loans and leases	74,621	74,128
Bank owned life insurance	2,542	2,507
Premises and equipment	763	790
Goodwill	1,990	1,989
Servicing rights and other intangible assets	475	535
Other assets	2,703	2,288
Total assets	$109,002	$108,781
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing (includes $210 classified as held-for-sale at December 31, 2018)	$20,247	$21,783
Interest-bearing (includes $662 classified as held-for-sale at December 31, 2018)	62,100	62,991
Total Deposits	82,347	84,774
Short-term borrowings	2,606	2,017
Long-term debt	9,849	8,625
Other liabilities	2,405	2,263
Total liabilities	97,207	97,679
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred stock	1,203	1,203
Common stock	10	11
Capital surplus	8,806	9,181
Less treasury shares, at cost	(56)	(45)
Accumulated other comprehensive loss	(256)	(609)
Retained earnings	2,088	1,361
Total shareholders’ equity	11,795	11,102
Total liabilities and shareholders’ equity	$109,002	$108,781
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,020,003,482	1,046,767,252
Treasury shares outstanding	4,537,605	3,817,385
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	740,500	740,500

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 18.
See Notes to Consolidated Financial Statements

96 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share data, share amounts in thousands)	2019	2018	2017
Interest and fee income:
Loans and leases	$3,541	$3,305	$2,838
Available-for-sale securities
Taxable	295	279	283
Tax-exempt	83	97	77
Held-to-maturity securities-taxable	218	211	193
Other securities-taxable	16	25	20
Other interest income	48	32	22
Total interest income	4,201	3,949	3,433
Interest expense
Deposits	585	391	180
Short-term borrowings	54	48	25
Long-term debt	349	321	226
Total interest expense	988	760	431
Net interest income	3,213	3,189	3,002
Provision for credit losses	287	235	201
Net interest income after provision for credit losses	2,926	2,954	2,801
Service charges on deposit accounts	372	364	353
Card and payment processing income	246	224	206
Trust and investment management services	178	171	156
Mortgage banking income	167	108	131
Capital markets fees	123	108	90
Insurance income	88	82	81
Bank owned life insurance income	66	67	67
Gain on sale of loans and leases	55	55	56
Net (losses) gains on sales of securities	(24)	(21)	—
Impairment losses recognized in earnings on available-for-sale securities (a)	—	—	(4)
Other noninterest income	183	163	171
Total noninterest income	1,454	1,321	1,307
Personnel costs	1,654	1,559	1,524
Outside data processing and other services	346	294	313
Equipment	163	164	171
Net occupancy	159	184	212
Professional services	54	60	69
Amortization of intangibles	49	53	56
Marketing	37	53	60
Deposit and other insurance expense	34	63	78
Other noninterest expense	225	217	231
Total noninterest expense	2,721	2,647	2,714
Income before income taxes	1,659	1,628	1,394
Provision for income taxes	248	235	208
Net income	1,411	1,393	1,186
Dividends on preferred shares	74	70	76
Net income available to common shareholders	$1,337	$1,323	$1,110
Average common shares—basic	1,038,840	1,081,542	1,084,686
Average common shares—diluted	1,056,079	1,105,985	1,136,186
Per common share:
Net income—basic	$1.29	$1.22	$1.02
Net income—diluted	1.27	1.20	1.00

(a) The following OTTI losses are included in securities losses for the periods presented:
Total OTTI losses	$—	$—	$(4)
Noncredit-related portion of loss recognized in OCI	—	—	—
Net impairment credit losses recognized in earnings	$—	$—	$(4)
See Notes to Consolidated Financial Statements

2019 Form 10-K 97

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Net income	$1,411	$1,393	$1,186
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	—	—	2
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	335	(84)	(39)
Total unrealized gains (losses) on available-for-sale securities	335	(84)	(37)
Unrealized gains on cash flow hedging derivatives, net of reclassifications to income	—	—	3
Change in fair value related to cash flow hedges	23	—	—
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	(5)	4	—
Other comprehensive income (loss), net of tax	353	(80)	(34)
Comprehensive income	$1,764	$1,313	$1,152
See Notes to Consolidated Financial Statements

98 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
	Preferred Stock						Other	Retained
(dollar amounts in millions, except per share data, share amounts in thousands)		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss		Total
Year Ended December 31, 2019
Balance, beginning of year	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								1,411	1,411
Other comprehensive income (loss)							353		353
Repurchases of common stock		(31,494)	(1)	(440)					(441)
Cash dividends declared:
Common ($0.58 per share)								(611)	(611)
Preferred Series B ($51.22 per share)								(2)	(2)
Preferred Series C ($58.76 per share)								(6)	(6)
Preferred Series D ($62.50 per share)								(37)	(37)
Preferred Series E ($5,700.00 per share)								(29)	(29)
Recognition of the fair value of share-based compensation				83					83
Other share-based compensation activity		5,451	—	(18)					(18)
Other				—	(720)	(11)		1	(10)
Balance, end of year	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795
See Notes to Consolidated Financial Statements

2019 Form 10-K 99

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
	Preferred Stock						Other	Retained
(dollar amounts in millions, except per share data, share amounts in thousands)		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss		Total
Year Ended December 31, 2018
Balance, beginning of year	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect adjustment (ASU 2016-01)							(1)	1	—
Net income								1,393	1,393
Other comprehensive income (loss)							(80)		(80)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchase of common stock		(61,644)	—	(939)					(939)
Cash dividends declared:
Common ($0.50 per share)								(541)	(541)
Preferred Series B ($49.11 per share)								(3)	(3)
Preferred Series C ($58.76 per share)								(6)	(6)
Preferred Series D ($62.50 per share)								(37)	(37)
Preferred Series E ($4,892.50 per share)								(24)	(24)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				78					78
Other share-based compensation activity		6,603	—	(31)				(10)	(41)
Other		—	—	3	(549)	(10)		—	(7)
Balance, end of year	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
See Notes to Consolidated Financial Statements

100 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
	Preferred Stock						Other	Retained
(dollar amounts in millions, except per share data, share amounts in thousands)		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2017
Balance, beginning of year	$1,071	1,088,641	$11	$9,881	(2,953)	$(27)	$(401)	$(227)	$10,308
Net income								1,186	1,186
Other comprehensive income (loss)							(34)		(34)
Repurchase of common stock		(19,430)	—	(260)					(260)
Cash dividends declared:
Common ($0.35 per share)								(379)	(379)
Preferred Series A ($85.00 per share)								(31)	(31)
Preferred Series B ($39.11 per share)								(1)	(1)
Preferred Series C ($58.76 per share)								(6)	(6)
Preferred Series D ($62.50 per share)								(38)	(38)
Recognition of the fair value of share-based compensation				92					92
Other share-based compensation activity		5,923	—	(10)				(9)	(19)
TCJA, Reclassification from accumulated OCI to retained earnings							(93)	93	—
Other		161	—	4	(315)	(8)		—	(4)
Balance, end of year	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
See Notes to Consolidated Financial Statements

2019 Form 10-K 101

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Operating activities
Net income	$1,411	$1,393	$1,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	287	235	201
Depreciation and amortization	386	493	413
Share-based compensation expense	83	78	92
Deferred income tax expense	23	63	168
Net change in:
Trading account securities	(32)	(11)	47
Loans held for sale	(214)	(301)	12
Other assets	(593)	(235)	(420)
Other liabilities	194	22	233
Other, net	29	(11)	22
Net cash provided by (used in) operating activities	1,574	1,726	1,954
Investing activities
Change in interest bearing deposits in banks	(112)	90	39
Cash paid for acquisition of a business, net of cash received	—	(15)	—
Proceeds from:
Maturities and calls of available-for-sale securities	2,124	2,109	1,994
Maturities and calls of held-to-maturity securities	1,021	743	1,054
Sales of available-for-sale securities	3,903	1,419	2,490
Purchases of available-for-sale securities	(6,036)	(2,485)	(5,429)
Purchases of held-to-maturity securities	(1,519)	(338)	(1,356)
Net proceeds from sales of portfolio loans	1,049	697	603
Principal payments received from finance leases	714	—	—
Net loan and lease activity, excluding sales and purchases	(2,149)	(5,333)	(3,680)
Purchases of premises and equipment	(107)	(110)	(194)
Purchases of loans and leases	(445)	(542)	(405)
Net cash paid for branch disposition	(548)	—	—
Other, net	228	102	18
Net cash provided by (used in) investing activities	(1,877)	(3,663)	(4,866)
Financing activities
(Decrease) increase in deposits	(1,702)	7,733	1,433
Increase (decrease) in short-term borrowings	586	(3,025)	1,371
Net proceeds from issuance of long-term debt	1,796	2,229	1,891
Maturity/redemption of long-term debt	(743)	(2,798)	(948)
Dividends paid on preferred stock	(74)	(70)	(76)
Dividends paid on common stock	(597)	(514)	(349)
Repurchases of common stock	(441)	(939)	(260)
Net proceeds from issuance of preferred stock	—	495	—
Payments related to tax-withholding for share based compensation awards	(26)	(27)	(26)
Other, net	2	5	11
Net cash provided by (used for) financing activities	(1,199)	3,089	3,047
Increase (decrease) in cash and cash equivalents	(1,502)	1,152	135
Cash and cash equivalents at beginning of period	2,672	1,520	1,385
Cash and cash equivalents at end of period	$1,170	$2,672	$1,520

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Supplemental disclosures:
Interest paid	$989	$742	$409
Income taxes paid (refunded)	111	(52)	84
Non-cash activities:
Loans transferred to held-for-sale from portfolio	963	818	660
Loans transferred to portfolio from held-for-sale	19	51	12
Transfer of loans to OREO	19	20	29
Transfer of securities from held-to-maturity to available-for-sale	—	2,833	—
Transfer of securities from available-for-sale to held-to-maturity	—	2,707	993

102 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Notes to Consolidated Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. Huntington’s banking offices are located in Ohio, Illinois, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio.
Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances are eliminated in consolidation. Entities in which Huntington holds a controlling financial interest are consolidated. For a voting interest entity, a controlling financial interest is generally where Huntington holds, directly or indirectly, more than 50 percent of the outstanding voting shares. For a variable interest entity (VIE), a controlling financial interest is where Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by minority shareholders and non-controlling profit or loss (included in noninterest expense) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Investments in nonmarketable equity securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method adjusted for change in observable prices. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and Huntington’s earnings in equity investments are included in other noninterest income. Investments accounted for under the cost and equity methods are periodically evaluated for impairment.
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
Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income, except for gains and losses on trading account securities used to economically hedge the fair value of MSRs, which are included in mortgage banking

2019 Form 10-K 103

income. Debt securities purchased that Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost.  All other debt and equity securities are classified as available-for-sale securities and other securities, respectively. Unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated OCI in the Consolidated Statements of Changes in Shareholders’ Equity. Credit-related declines in the value of debt securities that are considered OTTI are recorded in noninterest income.
Huntington evaluates its investment securities portfolio on a quarterly basis for indicators of OTTI.  Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost at the balance sheet date. Management reviews the amount of unrealized loss, the length of time the security has been in an unrealized loss position, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired.  For those debt securities that Huntington intends to sell or is more likely than not required to sell, before the recovery of their amortized cost bases, the difference between fair value and amortized cost is considered to be OTTI and is recognized in noninterest income. For those debt securities that Huntington does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost bases, the credit portion of the OTTI is recognized in noninterest income while the noncredit portion is recognized in OCI. In determining the credit portion, Huntington uses a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. Non-credit-related OTTI results from other factors, including increased liquidity spreads and higher interest rates. Presentation of OTTI is made in the Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI.
Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). The carrying value plus any related accumulated OCI balance of sold securities is used to compute realized gains and losses. Interest on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, is included in interest income.
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
Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for purchase credit impaired loans and loans for which the fair value option has been elected, loans and leases are carried at the principal amount outstanding, net of charge-offs, unamortized deferred loan origination fees and costs, premiums and discounts, and unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, and any initial direct costs incurred to originate these leases. Interest income is accrued as earned using the interest method. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at premiums and/or discounts to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs over the contractual lives of the related loans using the effective interest method.
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
Impairment of the residual values of direct financing leases is evaluated quarterly, with impairment arising if the expected fair value is less than the carrying amount. Huntington assesses net investments in leases (including residual values) for impairment and recognizes impairment losses in accordance with the impairment guidance for financial instruments. As such, net investments in leases may be reduced by an allowance for credit losses, with changes recognized as provision expense.

104 Huntington Bancshares Incorporated

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
Loans Held for Sale — Loans in which Huntington does not have the intent and ability to hold for the foreseeable future are classified as loans held for sale. Loans held for sale are carried at (a) the lower of cost or fair value less costs to sell, or (b) fair value where the fair value option is elected. The fair value option is generally elected for mortgage loans originated with the intent to sell to facilitate hedging of the loans. The fair value of such loans is estimated based on the inputs that include prices of mortgage backed securities adjusted for other variables such as, interest rates, expected credit defaults and market discount rates. The adjusted value reflects the price we expect to receive from the sale of such loans.
Nonaccrual and Past Due Loans — Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.
Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. When a borrower with debt is discharged in a Chapter 7 bankruptcy and the debt is not reaffirmed by the borrower, the loan is determined to be collateral dependent and placed on nonaccrual status, unless there is a co-borrower or the repayment is likely to occur based on objective evidence.
All classes within the C&I and CRE portfolios are placed on nonaccrual status at 90-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine and other consumer loans are placed on non-accrual, if not charged off, when the loan is 120-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency.
For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income, to the extent it is recognized in the current year, is reversed and charged to interest income.
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
Within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, supported by sustained repayment history, the loan is returned to accrual status. For loans that are returned to accrual status, cash receipts are applied according to the contractual terms of the loan.
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

2019 Form 10-K 105

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
In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used driven by the associated delinquency status. The credit score provides a basis for understanding the borrower’s past and current payment performance, and this information is used to estimate expected losses over the loss emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required.
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

106 Huntington Bancshares Incorporated

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
We also accept collateral, primarily as part of various transactions including derivative instruments and security resale agreements. Collateral accepted by us is excluded from our Consolidated Balance Sheets.
The market value of collateral we have accepted or pledged is regularly monitored and additional collateral is obtained or provided as necessary to ensure appropriate collateral coverage in these transactions.
Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and building improvements are depreciated over an average of 30 to 40 years and 10 to 30 years, respectively. Land improvements and furniture and fixtures are depreciated over an average of 5 to 20 years, while equipment is depreciated over a range of 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the lease term, including any renewal periods for which renewal is reasonably assured. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Amounts in premises and equipment may include items classified as held-for-sale, which are carried at lower of cost or fair value, less costs to sell. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Mortgage Servicing Rights — Huntington recognizes the rights to service mortgage loans as an asset when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained or when purchased. MSRs are included in servicing rights and other intangible assets in the Consolidated Balance Sheets.
For loan sales with servicing retained, a servicing asset is recorded on the day of the sale, at fair value, for the right to service the loans sold. To determine the fair value of a MSR, Huntington uses an option adjusted spread cash flow analysis incorporating market implied forward interest rates to estimate the future direction of mortgage and

2019 Form 10-K 107

market interest rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. The current and projected mortgage interest rate influences the prepayment rate and, therefore, the timing and magnitude of the cash flows associated with the MSR. Servicing revenues on mortgage loans are included in mortgage banking income.
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
Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets and other liabilities, respectively) and measured at fair value. On the date a derivative contract is entered into, we designate it as either:

•	a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);

•	a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (cash flow hedge); or

•	a trading instrument or a non-qualifying (economic) hedge.
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.
For those derivatives to which hedge accounting is applied, Huntington formally documents the hedging relationship and the risk management objective and strategy for undertaking the hedge. This documentation identifies the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and, unless the hedge meets all of the criteria to assume there is no ineffectiveness, the method that will be used to assess the

108 Huntington Bancshares Incorporated

effectiveness of the hedging instrument. The methods utilized to assess retrospective hedge effectiveness, as well as the frequency of testing, vary based on the type of item being hedged and the designated hedge period. For specifically designated fair value hedges of certain fixed-rate debt, Huntington utilizes the short-cut method when certain criteria are met. For other fair value hedges of fixed-rate debt, Huntington utilizes the regression method to evaluate hedge effectiveness on a quarterly basis.
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
In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the changes in fair value of the hedging derivative will no longer be recorded to other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a forecasted transaction that is not expected to occur, any amounts recorded in accumulated other comprehensive income are immediately reclassified to current period earnings.
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

2019 Form 10-K 109

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
Noninterest Income — Huntington recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in

110 Huntington Bancshares Incorporated

time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which Huntington expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from Huntington’s customer business practices, for example, waiving certain fees related to customer’s deposit accounts such as NSF fees. Huntington’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price.
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

2019 Form 10-K 111

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
Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment, which are described in Note 24 - “Segment Reporting”.

112 Huntington Bancshares Incorporated

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

- Huntington recognized right-of-use assets of approximately $200 million and lease liabilities of approximately $250 million upon adoption, representing substantially all of its operating lease commitments, with the difference attributable to transition adjustments required by ASC Topic 842 relating to previously recognized amounts for deferred rent and lease exit costs (recorded pursuant to ASC Topic 420). Right-of-use assets and lease liabilities were based, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts were impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. Impact to the income statement was not material in the period of adoption.

- Existing sale and leaseback guidance, including the detailed guidance applicable to sale-leasebacks of real estate, was replaced with a new model applicable to all assets, which will apply equally to both lessees and lessors. Under the ASU, if the transaction meets sale criteria, the seller-lessee will recognize the sale based on the new revenue recognition guidance (when control transfers to the buyer-lessor), derecognizing the asset sold and replacing it with a right-of-use asset and lease liability for the leaseback. If the transaction is at fair value, the seller-lessee shall recognize a gain or loss on sale at that time.

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

- The guidance defines initial direct costs as those that would not have been incurred if the lease had not been obtained. Certain incremental costs previously eligible for capitalization, such as internal overhead, will now be expensed.

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

- Effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted.

- The guidance was adopted in the current period and did not have an impact on Huntington's Consolidated Financial Statements.

2019 Form 10-K 113

Standard	Summary of guidance	Effects on financial statements
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

- The guidance was adopted in the current period and did not have a material impact on Huntington's Consolidated Financial Statements.
ASU 2018-20 - Narrow-Scope Improvements for Lessors Issued December 2018
- The ASU creates a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplifies lessor accounting for lessor costs paid by the lessee.

- Permits lessors, as an entity-wide accounting policy election, to present sales and other similar taxes that arise from a specific leasing transaction on a net basis.

- Requires lessors to present lessor costs paid by the lessee directly to a third party on a net basis – regardless of whether the lessor knows, can determine or can reliably estimate those costs.

- Requires lessors to present lessor costs paid by the lessee to the lessor (e.g. through direct reimbursement or as part of the fixed lease payments) on a gross basis

- Huntington elected to present sales and other similar taxes that arise from specific leasing transactions, when paid by the lessee directly to a third party, on a net basis.

- Management will present property taxes on a gross basis where such taxes are paid by Huntington and reimbursed by the lessee, and has assessed the impact of that change to Huntington’s consolidated financial statements.

- Huntington adopted the guidance concurrent with the adoption of ASU 2016-02 on January 1, 2019. The ASU did not have a material impact on Huntington's Consolidated Financial Statements.

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

- The ASU relating to lessor accounting is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.

- Huntington adopted the guidance effective January 1, 2019. The ASU did not have a material impact on Huntington's Consolidated Financial Statements.

114 Huntington Bancshares Incorporated

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2016-13 - Financial Instruments - Credit Losses. Issued June 2016
- Eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost, replacing the current incurred loss framework with an expected credit loss model.

- Requires those financial assets subject to the new guidance to be presented at the net amount expected to be collected (i.e., net of expected credit losses).

- Measurement of expected credit losses should be based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.

- The guidance will require additional quantitative and qualitative disclosures related to the credit risk inherent in Huntington’s portfolio and how management monitors the portfolio’s credit quality.

- Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

- Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

- Management adopted the guidance on January 1, 2020 and implemented changes to relevant systems, processes, and controls where necessary.

- Huntington has completed the process of developing credit models with model implementation and validation completed during the fourth quarter of 2019. In addition, management is in the final stages of implementing the accounting, reporting, and governance processes to comply with the new guidance.

- Based on the portfolio composition as of December 31, 2019, the adoption of CECL resulted in an increase to our total ACL of approximately $393 million. The estimated ACL of $1,280 million as of January 1, 2020 represents an increase of approximately 44% from the 2019 year end ACL level of $887 million. The increase in the allowance is largely attributable to the consumer portfolio, given the longer asset duration associated with many of these products, and the use of multiple economic scenarios when determining the Bank’s economic forecast.

- The ASU eliminates the current accounting model for purchased-credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated (PCD) assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). Huntington did not have any loans accounted for as PCD upon adoption.

- At adoption, Huntington did not record an allowance with respect to HTM securities as the portfolio consists almost entirely of agency-backed securities that inherently have minimal nonpayment risk.

2019 Form 10-K 115

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

 - Clarifies among others, that (a) using observable price under measurement alternative provided by ASC Topic 321 is a non-recurring fair value measurement and entities should adhere to non-recurring fair value disclosure requirements of Topic 820; and (b) equity securities without readily determinable fair value accounted for under measurement alternative should be remeasured using historical exchange rates.

 - Effective dates and transition requirements for amendments related to CECL (ASC Topic 326) are the same as effective dates and transition requirements for ASU 2016-13.

 - Amendments related to Derivatives and Hedging (ASC Topic 815) are effective as of the beginning of first annual period after the issuance date of this Update (ASU 2019-04). Earlier adoption is permitted, including adoption on any date on or after the issuance of this Update.

 - Amendment related to Recognition and Measurement of Financial Instruments (ASC Topic 825) should be applied on a modified-retrospective basis effective for fiscal years, including interim period within those fiscal years, beginning after December 15, 2019. Earlier adoption is permitted.

 - Amendments in this Update are not expected to have a material impact on Huntington's Consolidated Financial Statements.

ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief Issued: May 2019
 - Provides entities that have certain instruments within the scope of ASC Subtopic 326-20 with an option to irrevocably elect fair value option, applied on instrument-by-instrument basis. The fair value option does not apply to held-to-maturity debt securities.
- The effective date is the same as the effective date of ASU 2016-13. - The ASU did not have a material impact on Huntington's Consolidated Financial Statements.
ASU 2019-08 - Compensation - Codification Improvements - Share-based Consideration Payable to a Customer Issued: November 2019
 - The ASU requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718.
 - The amount of share-based payment awards should be recorded as a reduction of the transaction price and is required to be measured on the basis of grant-date fair value of the share-based payment awards in accordance with Topic 718.
 - The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer.

 - The Update is effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.
 - The Update is not expected to have a material impact on Huntington’s Consolidated Financial Statements.

116 Huntington Bancshares Incorporated

ASU 2019-11 - Financial Instruments - Credit Losses (Topic 326): Codification Improvements to Topic 326 Issued: November 2019
 - The ASU clarifies or addresses stakeholders’ specific issues related to ASU 2016-13 as described below:
 - Clarifies that the allowance for purchased financial assets with credit deterioration should include expected recoveries. If a method other than a discounted cash flow method is used to calculate allowance, expected recoveries should not result in an acceleration of the noncredit discount.
 - Provides transition relief by permitting entities an accounting policy election to adjust the effective interest rate on existing TDRs using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring.
 - Extends the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis.
 - Clarifies that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient related to collateral maintenance provision.

 - The effective dates for the Update is the same as the effective dates of ASU 2016-13. The ASU was applied on a modified-retrospective basis.

 - The Update did not have a material impact on Huntington's Consolidated Financial Statements.

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued: December 2019
 - This Update simplifies the accounting for income taxes by removing exceptions to the:
(a) Incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items;
(b) Requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;
(c) Ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and
(d) General methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.
 - This Update also simplifies various other aspects of the accounting for income taxes.

 - This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.
 - Early adoption of the ASU is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period.
 - The Update is not expected to have a material impact on Huntington's Consolidated Financial Statements.

2019 Form 10-K 117

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $525 million and $428 million at December 31, 2019 and 2018, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at December 31, 2019 and December 31, 2018.

	At December 31,
(dollar amounts in millions)	2019	2018
Loans and leases:
Commercial and industrial	$30,664	$30,605
Commercial real estate	6,674	6,842
Automobile	12,797	12,429
Home equity	9,093	9,722
Residential mortgage	11,376	10,728
RV and marine	3,563	3,254
Other consumer	1,237	1,320
Loans and leases	75,404	74,900
Allowance for loan and lease losses	(783)	(772)
Net loans and leases	$74,621	$74,128

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

118 Huntington Bancshares Incorporated

The following table presents net investments in lease financing receivables by category at December 31, 2019 and 2018:

	At December 31,
(dollar amounts in millions)	2019	2018
Commercial and industrial:
Lease payments receivable	$1,841	$1,747
Estimated residual value of leased assets	728	726
Gross investment in commercial and industrial lease financing receivables	2,569	2,473
Deferred origination costs	19	20
Deferred fees	(249)	(250)
Total net investment in commercial and industrial lease financing receivables	$2,339	$2,243
The carrying value of residual values guaranteed was $95 million as of December 31, 2019. The future lease rental payments due from customers on sales-type and direct financing leases at December 31, 2019, totaled $1.8 billion and were due as follows: $0.7 billion in 2020, $0.4 billion in 2021, $0.3 billion in 2022, $0.2 billion in 2023, $0.1 billion in 2024, and $0.1 billion thereafter. Interest income recognized for these types of leases was $108 million and $100 million for the years ended December 31, 2019 and December 31, 2018, respectively.
Nonaccrual and Past Due Loans
The following table presents NALs by loan class at December 31, 2019 and 2018:

	December 31,
(dollar amounts in millions)	2019	2018
Commercial and industrial	$323	$188
Commercial real estate	10	15
Automobile	4	5
Home equity	59	62
Residential mortgage	71	69
RV and marine	1	1
Other consumer	—	—
Total nonaccrual loans	$468	$340

The amount of interest that would have been recorded under the original terms for total NAL loans was $26 million, $22 million, and $21 million for 2019, 2018, and 2017, respectively. The total amount of interest recorded to interest income for NAL loans was $9 million, $12 million, and $18 million in 2019, 2018, and 2017, respectively.
2019 Form 10-K 119

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at December 31, 2019 and 2018 :

	December 31, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$65	$31	$69	$165	$30,499	$—	$30,664	$11	(2)
Commercial real estate	3	1	7	11	6,663	—	6,674	—
Automobile	95	19	11	125	12,672	—	12,797	8
Home equity	50	19	51	120	8,972	1	9,093	14
Residential mortgage	103	49	170	322	10,974	80	11,376	129	(3)
RV and marine	13	4	2	19	3,544	—	3,563	2
Other consumer	13	6	7	26	1,211	—	1,237	7
Total loans and leases	$342	$129	$317	$788	$74,535	$81	$75,404	$171

	December 31, 2018
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$17	$51	$140	$30,465	$—	$30,605	$7	(2)
Commercial real estate	10	—	5	15	6,827	—	6,842	—
Automobile	95	19	10	124	12,305	—	12,429	8
Home equity	51	21	56	128	9,593	1	9,722	17
Residential mortgage	108	47	168	323	10,327	78	10,728	131	(3)
RV and marine	12	3	2	17	3,237	—	3,254	1
Other consumer	14	7	6	27	1,293	—	1,320	6
Total loans and leases	$362	$114	$298	$774	$74,047	$79	$74,900	$170

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.

120 Huntington Bancshares Incorporated

Allowance for Credit Losses
The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2019, 2018, and 2017:

(dollar amounts in millions)	Commercial	Consumer	Total
Year ended December 31, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(165)	(197)	(362)
Recoveries of loans previously charged-off	40	57	97
Provision for loan and lease losses	135	142	277
Allowance for loans sold or transferred to loans held for sale	—	(1)	(1)
ALLL balance, end of period	$552	$231	$783
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	10	—	10
Unfunded commitment losses	(2)	—	(2)
AULC balance, end of period	$102	$2	$104
ACL balance, end of period	$654	$233	$887

Year ended December 31, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(79)	(189)	(268)
Recoveries of loans previously charged-off	65	58	123
Provision for loan and lease losses	74	152	226
ALLL balance, end of period	$542	$230	$772
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	10	(1)	9
AULC balance, end of period	$94	$2	$96
ACL balance, end of period	$636	$232	$868

Year ended December 31, 2017:
ALLL balance, beginning of period	$451	$187	$638
Loan charge-offs	(72)	(180)	(252)
Recoveries of loans previously charged-off	41	52	93
Provision for loan and lease losses	62	150	212
ALLL balance, end of period	$482	$209	$691
AULC balance, beginning of period	$87	$11	$98
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(3)	(8)	(11)
AULC balance, end of period	$84	$3	$87
ACL balance, end of period	$566	$212	$778

2019 Form 10-K 121

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

•
Substandard - Inadequately protected loans resulting from the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely Huntington will sustain some loss if any identified weaknesses are not mitigated.

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
For all classes within the consumer loan portfolios, loans are assigned pool level PD factors based on the FICO range within which the borrower’s most recent credit bureau score falls. A credit bureau score is a credit score developed by FICO based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following tables present each loan and lease class by credit quality indicator at December 31, 2019 and 2018:

	December 31, 2019
	Credit Risk Profile by UCS Classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,477	$634	$1,551	$2	$30,664
Commercial real estate	6,487	98	88	1	6,674
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	6,759	4,661	1,377	—	12,797
Home equity	5,763	2,772	557	—	9,092
Residential mortgage	7,976	2,742	578	—	11,296
RV and marine	2,391	1,053	119	—	3,563
Other consumer	546	571	120	—	1,237

122 Huntington Bancshares Incorporated

	December 31, 2018
	Credit Risk Profile by UCS Classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,807	$518	$1,269	$11	$30,605
Commercial real estate	6,586	181	74	1	6,842
	Credit Risk Profile by FICO Score (1), (2)
	750+	650-749	<650	Other (3)	Total
Automobile	6,254	4,520	1,373	282	12,429
Home equity	6,098	2,975	591	56	9,720
Residential mortgage	7,159	2,801	612	78	10,650
RV and marine	2,074	990	105	85	3,254
Other consumer	501	633	129	57	1,320

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.

(3)
As of December 31, 2019, amounts previously reported in Other were identified and aligned with the appropriate loan balance classification. Amounts as of December 31, 2018, reflects deferred fees and costs, loans in process, etc.

Impaired Loans
The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2019 and 2018:

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2019
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$61	$8	$69
Attributable to loans collectively evaluated for impairment	491	223	714
Total ALLL balance	$552	$231	$783
Loan and Lease Ending Balances at December 31, 2019 (1)
Portion of loan and lease ending balances:
Individually evaluated for impairment	$600	$574	$1,174
Collectively evaluated for impairment	36,738	37,411	74,149
Total loans and leases evaluated for impairment	$37,338	$37,985	$75,323

(1)	Excludes loans accounted for under the fair value option.

(dollar amounts in millions)	Commercial	Consumer	Total
ALLL at December 31, 2018
Portion of ALLL balance:
Attributable to loans individually evaluated for impairment	$33	$10	$43
Attributable to loans collectively evaluated for impairment	509	220	729
Total ALLL balance:	$542	$230	$772
Loan and Lease Ending Balances at December 31, 2018 (1)
Portion of loan and lease ending balances:
Individually evaluated for impairment	$516	$591	$1,107
Collectively evaluated for impairment	36,931	36,783	73,714
Total loans and leases evaluated for impairment	$37,447	$37,374	$74,821

(1)	Excludes loans accounted for under the fair value option.

2019 Form 10-K 123

The following tables present by class the ending balance, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized for impaired loans and leases for the years ended December 31, 2019 and 2018 (1):

				Year Ended
	December 31, 2019			December 31, 2019
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (2)	Related Allowance (3)	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$181	$215	$—	$204	$19
Commercial real estate	25	26	—	32	8

With an allowance recorded:
Commercial and industrial	366	425	60	312	11
Commercial real estate	28	31	1	31	2
Automobile	43	46	2	40	3
Home equity	284	281	9	300	14
Residential mortgage	293	329	4	288	11
RV and marine	4	4	—	3	—
Other consumer	11	11	2	10	—

Total
Commercial and industrial (4)	547	640	60	516	30
Commercial real estate (5)	53	57	1	63	10
Automobile (6)	43	46	2	40	3
Home equity (7)	284	281	9	300	14
Residential mortgage (7)	293	329	4	288	11
RV and marine (6)	4	4	—	3	—
Other consumer (6)	11	11	2	10	—

124 Huntington Bancshares Incorporated

				Year Ended
	December 31, 2018			December 31, 2018
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance (2)	Related Allowance (3)	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$224	$261	$—	$256	$22
Commercial real estate	36	45	—	47	8

With an allowance recorded:
Commercial and industrial	221	240	31	272	11
Commercial real estate	35	39	2	45	2
Automobile	38	42	2	37	2
Home equity	314	356	10	326	14
Residential mortgage	287	323	4	297	11
RV and marine	2	3	—	2	—
Other consumer	9	9	3	8	—

Total
Commercial and industrial (4)	445	501	31	528	33
Commercial real estate (5)	71	84	2	92	10
Automobile (6)	38	42	2	37	2
Home equity (7)	314	356	10	326	14
Residential mortgage (7)	287	323	4	297	11
RV and marine (6)	2	3	—	2	—
Other consumer (6)	9	9	3	8	—

(1)	These tables do not include loans fully charged-off.

(2)	The differences between the ending balance and unpaid principal balance amounts primarily represent partial charge-offs.

(3)
Impaired loans in the consumer portfolio are evaluated in pools and not at the loan level. Thus, these loans do not have an individually assigned allowance and as such are all classified as with an allowance in the tables above.

(4)	At December 31, 2019 and December 31, 2018, C&I loans of $322 million and $366 million, respectively, were considered impaired due to their status as a TDR.

(5)	At December 31, 2019 and December 31, 2018, CRE loans of $43 million and $60 million, respectively, were considered impaired due to their status as a TDR.

(6)	All automobile, RV and marine and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(7)
Includes home equity and residential mortgages considered impaired due to their non-accrual status and collateral dependent designation as well as home equity and mortgage loans considered impaired due to their status as a TDR.

TDR Loans
The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $52 million, $51 million, and $49 million for 2019, 2018, and 2017, respectively. The total amount of actual interest recorded to interest income for these loans was $49 million, $48 million, and $45 million for 2019, 2018, and 2017, respectively.
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

2019 Form 10-K 125

loan is evaluated to determine if the borrower is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan.
Consumer loan TDRs – Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. The primary concessions given to residential mortgage borrowers are amortization or maturity date changes and interest rate reductions. Residential mortgages identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent. The Company may make similar interest rate, term, and principal concessions for Automobile, Home Equity, RV and Marine and Other Consumer loan TDRs.
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
The Company’s TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of the concessions for the C&I and CRE portfolios are the extension of the maturity date, but could also include an interest rate concession. In these instances, the primary concession is the maturity date extension.

126 Huntington Bancshares Incorporated

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2019 and 2018.

	New Troubled Debt Restructurings (1)
	Year Ended December 31, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	482	$—	$172	$—	$7	$179
Commercial real estate	29	—	13	—	—	13
Automobile	2,971	—	19	7	—	26
Home equity	306	—	9	8	—	17
Residential mortgage	330	—	35	2	—	37
RV and marine	139	—	1	2	—	3
Other consumer	972	8	—	—	—	8
Total new TDRs	5,229	$8	$249	$19	$7	$283

	Year Ended December 31, 2018
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	725	$—	$352	$—	$—	$352
Commercial real estate	102	—	82	—	—	82
Automobile	2,867	—	15	8	—	23
Home equity	602	—	25	11	—	36
Residential mortgage	345	—	34	3	—	37
RV and marine	117	—	—	1	—	1
Other consumer	1,633	8	—	—	—	8
Total new TDRs	6,391	$8	$508	$23	$—	$539

(1)	TDRs may include multiple concessions. The disclosure classification is based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
The financial effects of modification represent the impact on the provision (recovery) for loan and lease losses. Amounts for the years ended December 31, 2019 and December 31, 2018 were $(2) million and $(15) million, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of December 31, 2019 and 2018, these borrowings and advances are secured by $39.6 billion and $46.5 billion, respectively, of loans and securities.

2019 Form 10-K 127

4. INVESTMENT SECURITIES AND OTHER SECURITIES
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at December 31, 2019 and 2018:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2019
Available-for-sale securities:
U.S. Treasury	$10	$—	$—	$10
Federal agencies:
Residential CMO	5,055	48	(18)	5,085
Residential MBS	4,180	45	(3)	4,222
Commercial MBS	979	1	(4)	976
Other agencies	165	1	(1)	165
Total U.S. Treasury, federal agency and other agency securities	10,389	95	(26)	10,458
Municipal securities	3,044	34	(23)	3,055
Private-label CMO	2	—	—	2
Asset-backed securities	575	6	(2)	579
Corporate debt	49	2	—	51
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,063	$137	$(51)	$14,149

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,351	$33	$(3)	$2,381
Residential MBS	2,463	50	—	2,513
Commercial MBS	3,959	34	—	3,993
Other agencies	293	2	—	295
Total federal agency and other agency securities	9,066	119	(3)	9,182
Municipal securities	4	—	—	4
Total held-to-maturity securities	$9,070	$119	$(3)	$9,186

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$90	$—	$—	$90
Federal Reserve Bank stock	297	—	—	297
Other securities, at fair value
Mutual funds	53	—	—	53
Marketable equity securities	1	—	—	1
Total other securities	$441	$—	$—	$441

128 Huntington Bancshares Incorporated

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2018
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	7,185	15	(201)	6,999
Residential MBS	1,261	9	(15)	1,255
Commercial MBS	1,641	—	(58)	1,583
Other agencies	128	—	(2)	126
Total U.S. Treasury, federal agency and other agency securities	10,220	24	(276)	9,968
Municipal securities	3,512	6	(78)	3,440
Asset-backed securities	318	1	(4)	315
Corporate debt	54	—	(1)	53
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,108	$31	$(359)	$13,780

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,124	$—	$(47)	$2,077
Residential MBS	1,851	2	(42)	1,811
Commercial MBS	4,235	—	(186)	4,049
Other agencies	350	—	(6)	344
Total federal agency and other agency securities	8,560	2	(281)	8,281
Municipal securities	5	—	—	5
Total held-to-maturity securities	$8,565	$2	$(281)	$8,286

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$248	$—	$—	$248
Federal Reserve Bank stock	295	—	—	295
Other securities, at fair value
Mutual funds	20	—	—	20
Marketable equity securities	1	1	—	2
Total other securities	$564	$1	$—	$565

2019 Form 10-K 129

The following table provides the amortized cost and fair value of securities by contractual maturity at December 31, 2019 and 2018. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	2019		2018
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$231	$229	$186	$185
After 1 year through 5 years	1,196	1,189	1,057	1,039
After 5 years through 10 years	1,594	1,606	1,838	1,802
After 10 years	11,042	11,125	11,027	10,754
Total available-for-sale securities	$14,063	$14,149	$14,108	$13,780

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	17	17	11	11
After 5 years through 10 years	300	305	362	356
After 10 years	8,753	8,864	8,192	7,919
Total held-to-maturity securities	$9,070	$9,186	$8,565	$8,286

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2019 and 2018:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,206	$(10)	$519	$(8)	$1,725	$(18)
Residential MBS	1,169	(3)	9	—	1,178	(3)
Commercial MBS	472	(2)	272	(2)	744	(4)
Other agencies	86	(1)	—	—	86	(1)
Total federal agency and other agency securities	2,933	(16)	800	(10)	3,733	(26)
Municipal securities	273	(4)	1,204	(19)	1,477	(23)
Asset-backed securities	116	(1)	37	(1)	153	(2)
Corporate debt	1	—	—	—	1	—
Total temporarily impaired securities	$3,323	$(21)	$2,041	$(30)	$5,364	$(51)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$218	$(1)	$112	$(2)	$330	$(3)
Residential MBS	317	—	—	—	317	—
Commercial MBS	81	—	—	—	81	—
Other agencies	58	—	—	—	58	—
Total federal agency and other agency securities	674	(1)	112	(2)	786	(3)
Municipal securities	4	—	—	—	4	—
Total temporarily impaired securities	$678	$(1)	$112	$(2)	$790	$(3)
130 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Available-for-sale securities:
Federal agencies:
Residential CMO	$425	$(3)	$5,943	$(198)	$6,368	$(201)
Residential MBS	259	(6)	319	(9)	578	(15)
Commercial MBS	10	—	1,573	(58)	1,583	(58)
Other agencies	—	—	124	(2)	124	(2)
Total federal agency and other agency securities	694	(9)	7,959	(267)	8,653	(276)
Municipal securities	1,425	(24)	1,602	(54)	3,027	(78)
Asset-backed securities	95	(2)	117	(2)	212	(4)
Corporate debt	40	—	1	(1)	41	(1)
Total temporarily impaired securities	$2,254	$(35)	$9,679	$(324)	$11,933	$(359)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$12	$—	$2,004	$(47)	$2,016	$(47)
Residential MBS	16	—	1,457	(42)	1,473	(42)
Commercial MBS	—	—	4,041	(186)	4,041	(186)
Other agencies	113	(2)	205	(4)	318	(6)
Total federal agency and other agency securities	141	(2)	7,707	(279)	7,848	(281)
Municipal securities	—	—	4	—	4	—
Total temporarily impaired securities	$141	$(2)	$7,711	$(279)	$7,852	$(281)

At December 31, 2019 and December 31, 2018, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.8 billion and $4.5 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either December 31, 2019 or December 31, 2018.
The following table is a summary of realized securities gains and losses for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Gross gains on sales of securities	$11	$7	$10
Gross losses on sales of securities	(35)	(28)	(10)
Net gain (loss) on sales of securities	$(24)	$(21)	$—
OTTI recognized in earnings	—	—	(4)
Net securities (losses)	$(24)	$(21)	$(4)

Security Impairment
Huntington evaluates the securities portfolio for impairment on a quarterly basis. As of December 31, 2019 and December 31, 2018, the Company has evaluated available-for-sale and held-to-maturity securities which have gross unrealized losses for impairment and concluded less than $1 million and no OTTI was required, respectively.
Other securities that are carried at cost are reviewed for impairment on a quarterly basis, with valuation adjustments recognized in other noninterest income. As of December 31, 2019 and December 31, 2018, the Company concluded no impairment was required.

2019 Form 10-K 131

5. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Residential mortgage loans sold with servicing retained	$4,841	$3,846	$3,985
Pretax gains resulting from above loan sales (1)	119	87	99

(1)	Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the amortization method for the years ended December 31, 2019 and 2018:

(dollar amounts in millions)	2019	2018
Carrying value, beginning of year	$211	$191
New servicing assets created	52	44
Impairment (charge) recovery	(14)	6
Amortization and other	(44)	(30)
Carrying value, end of year	$205	$211
Fair value, end of year	$206	$212
Weighted-average life (years)	6.4	6.7

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
For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2019, and 2018 follows:

	December 31, 2019				December 31, 2018
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.20%		$(8)	$(16)	9.40%		$(6)	$(12)
Spread over forward interest rate swap rates	855	bps	(6)	(12)	934	bps	(7)	(13)

Additionally, Huntington held MSRs recorded using the fair value method of $7 million and $10 million at December 31, 2019 and 2018, respectively. The change in fair value representing time decay, payoffs and changes in valuation inputs and assumptions for the years ended December 31, 2019 and 2018 was $3 million and $1 million, respectively.
Total servicing, late and other ancillary fees included in mortgage banking income was $63 million, $60 million, and $56 million for the years ended December 31, 2019, 2018, and 2017, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $22.4 billion, $21.0 billion, and $19.8 billion at December 31, 2019, 2018, and 2017, respectively.

132 Huntington Bancshares Incorporated

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
A rollforward of goodwill by business segment for the years ended December 31, 2019 and 2018, is presented in the table below:

	Consumer &
	Business	Commercial	Vehicle		Treasury/	Huntington
(dollar amounts in millions)	Banking	Banking	Finance	RBHPCG	Other	Consolidated
Balance, January 1, 2018	$1,398	$425	$—	$170	$—	$1,993
Goodwill acquired during the period	—	1	—	—	—	1
Adjustments	(5)	—	—	—	—	(5)
Balance, December 31, 2018	1,393	426	—	170	—	1,989
Goodwill acquired during the period	—	—	—	—	—	—
Adjustments	—	1	—	—	—	1
Balance, December 31, 2019	$1,393	$427	$—	$170	$—	$1,990

On October 1, 2018, Huntington completed its acquisition of HSE. As part of the transaction, Huntington recorded $1 million of goodwill, which was subsequently adjusted during the measurement period.
During the fourth quarter of 2018, Huntington reclassified $5 million of goodwill in the Consumer & Business Banking segment related to the held for sale disposal group.
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2019 or 2018.
At December 31, 2019 and 2018, Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2019
Core deposit intangible	$310	$(120)	$190
Customer relationship	115	(73)	42
Total other intangible assets	$425	$(193)	$232
December 31, 2018
Core deposit intangible	$314	$(93)	$221
Customer relationship	182	(122)	60
Total other intangible assets	$496	$(215)	$281

The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2020	$41
2021	38
2022	36
2023	34
2024	32

2019 Form 10-K 133

7. OPERATING LEASES
At December 31, 2019, Huntington was obligated under noncancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options). Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices. Occasionally, Huntington will sublease the land and buildings for which it has obtained the right to use; substantially all of those sublease arrangements are classified as operating, with sublease income recognized on a straight-line basis over the contractual term of the arrangement. Huntington has elected not to include non-lease components in the measurement of right-of-use assets, and as such allocates the costs attributable to such components, where those costs are not separately identifiable, via per-square-foot costing analysis developed by the entity for owned and leased spaces. Huntington uses a portfolio approach to develop discount rates as its lease portfolio is comprised of substantially all branch space and office space used in the entity’s operations. That rate, an input used in the measurement of the entity’s right-of-use assets, leverages an incremental borrowing rate of appropriate tenor and collateralization.
Net lease assets and liabilities at December 31, 2019 are as follows:

(dollar amounts in millions)	Classification	December 31, 2019
Assets
Operating lease assets	Other assets	$210
Liabilities
Lease liabilities	Other liabilities	$233

Net lease cost for the year ended December 31, 2019 are as follows:

(dollar amounts in millions)	Classification	Year Ended December 31, 2019
Operating lease cost	Net occupancy	$47
Short-term lease cost	Net occupancy	1
Sublease income	Net occupancy	(3)
Net lease cost		$45

Maturity of lease liabilities at December 31, 2019 are as follows:

(dollar amounts in millions)	Total
2020	$48
2021	43
2022	38
2023	33
2024	28
Thereafter	86
Total lease payments	$276
Less: Interest	(43)
Total lease liabilities	$233

Lease term and discount rate as of December 31, 2019 are as follows:

December 31, 2019
Weighted-average remaining lease term (years) for Operating leases	7.31
Weighted-average discount rate for Operating leases	4.56%

134 Huntington Bancshares Incorporated

Cash flow supplemental information at December 31, 2019 are as follows:

(dollar amounts in millions)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for Operating cash flows	$(54)
Right-of-use assets obtained in exchange for lease obligations for Operating leases	40

8. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following at December 31, 2019 and 2018:

	At December 31,
(dollar amounts in millions)	2019	2018
Land and land improvements	$189	$188
Buildings	587	579
Leasehold improvements	205	199
Equipment	742	739
Total premises and equipment	1,723	1,705
Less accumulated depreciation and amortization	(960)	(915)
Net premises and equipment	$763	$790

Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2019, 2018, and 2017 were:

(dollar amounts in millions)	2019	2018	2017
Total depreciation and amortization of premises and equipment	$116	$130	$123
Rental income credited to occupancy expense	11	13	14

9. SHORT-TERM BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at December 31, 2019 and 2018:

	At December 31,
(dollar amounts in millions)	2019	2018
Federal funds purchased and securities sold under agreements to repurchase	$1,041	$2,004
Federal Home Loan Bank advances	1,500	—
Other borrowings	65	13
Total short-term borrowings	$2,606	$2,017

2019 Form 10-K 135

10. LONG-TERM DEBT
Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in millions)	2019	2018
The Parent Company:
Senior Notes:
3.19% Huntington Bancshares Incorporated medium-term notes due 2021	$993	$969
2.33% Huntington Bancshares Incorporated senior notes due 2022	972	946
2.67% Huntington Bancshares Incorporated senior notes due 2024	798	—
4.05% Huntington Bancshares Incorporated senior notes due 2025	528	507
Subordinated Notes:
7.00% Huntington Bancshares Incorporated subordinated notes due 2020	305	305
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	247	239
Sky Financial Capital Trust IV 3.31% junior subordinated debentures due 2036 (1)	74	74
Sky Financial Capital Trust III 3.31% junior subordinated debentures due 2036 (1)	72	72
Huntington Capital I Trust Preferred 2.61% junior subordinated debentures due 2027 (2)	70	69
Huntington Capital II Trust Preferred 2.53% junior subordinated debentures due 2028 (3)	32	31
Camco Financial Statutory Trust I 3.24% due 2037 (4)	4	4
Total notes issued by the parent	4,095	3,216
The Bank:
Senior Notes:
3.60% Huntington National Bank senior notes due 2023	778	756
3.33% Huntington National Bank senior notes due 2021	759	750
2.47% Huntington National Bank senior notes due 2020	699	692
2.55% Huntington National Bank senior notes due 2022	691	672
3.16% Huntington National Bank senior notes due 2022	507	—
2.43% Huntington National Bank senior notes due 2020	500	493
2.97% Huntington National Bank senior notes due 2020	499	491
2.42% Huntington National Bank senior notes due 2020 (5)	300	300
2.46% Huntington National Bank senior notes due 2021 (6)	299	—
2.23% Huntington National Bank senior notes due 2019	—	498
Subordinated Notes:
3.86% Huntington National Bank subordinated notes due 2026	231	229
5.45% Huntington National Bank subordinated notes due 2019	—	76
Total notes issued by the bank	5,263	4,957
FHLB Advances:
3.01% weighted average rate, varying maturities greater than one year	5	6
Other:
Huntington Technology Finance nonrecourse debt, 4.08% weighted average interest rate, varying maturities	312	322
3.79% Huntington Preferred Capital II - Class F securities (7)	74	74
3.79% Huntington Preferred Capital II - Class G securities (7)	50	50
3.91% Huntington Preferred Capital II - Class I securities (8)	50	—
Total other	486	446
Total long-term debt	$9,849	$8,625

(1)	Variable effective rate at December 31, 2019, based on three-month LIBOR +1.40%.

(2)	Variable effective rate at December 31, 2019, based on three-month LIBOR +0.70%

(3)	Variable effective rate at December 31, 2019, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at December 31, 2019, based on three-month LIBOR +1.33%.

(5)	Variable effective rate at December 31, 2019, based on three-month LIBOR + 0.51%

(6)	Variable effective rate at December 31, 2019, based on three-month LIBOR +0.55%.

(7)	Variable effective rate at December 31, 2019, based on three-month LIBOR +1.88%.

(8)	Variable effective rate at December 31, 2019, based on three-month LIBOR +2.00%.
Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. We use interest rate swaps to hedge interest rate risk of certain fixed-rate debt by converting the debt

136 Huntington Bancshares Incorporated

to a variable rate. See Note 19 - “Derivative Financial Instruments“ for more information regarding such financial instruments.
The following table presents senior notes issued during 2019:

Date of Issuance	Issuer	Amount		% of face value	Interest Rate	Term	Maturity
January 2019	Bank	$300	million	100%	three-month LIBOR + 0.55%	variable	February 5, 2021
February 2019	Bank	500	million	99.909	3.125	fixed	April 1, 2022
August 2019	Parent	800	million	99.781	2.625	fixed	August 6, 2024

Long-term debt maturities for the next five years and thereafter are as follows:

(dollar amounts in millions)	2020	2021	2022	2023	2024	Thereafter	Total
The Parent Company:
Senior notes	$—	$1,000	$1,000	$—	$800	$500	$3,300
Subordinated notes	300	—	—	250	—	253	803
The Bank:
Senior notes	2,000	1,050	1,200	750	—	—	5,000
Subordinated notes	—	—	—	—	—	250	250
FHLB Advances	2	—	1	1	—	1	5
Other	105	61	95	123	101	1	486
Total	$2,407	$2,111	$2,296	$1,124	$901	$1,005	$9,844

These maturities are based upon the par values of the long-term debt.
The terms of certain long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt, dividend payments, and the disposition of subsidiaries. As of December 31, 2019, Huntington was in compliance with all such covenants.
11. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI in the three years ended December 31, 2019, 2018, and 2017, were as follows:

	2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$403	$(89)	$314
Less: Reclassification adjustment for realized net losses (gains) included in net income	26	(5)	21
Net change in unrealized holding gains (losses) on available-for-sale securities	429	(94)	335
Net change in fair value on cash flow hedges	26	(3)	23
Net change in pension and other post-retirement obligations	(7)	2	(5)
Total other comprehensive income (loss)	$448	$(95)	$353

	2018
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$(151)	$35	$(116)
Less: Reclassification adjustment for realized net losses (gains) included in net income	41	(9)	32
Net change in unrealized holding gains (losses) on available-for-sale securities	(110)	26	(84)
Net change in pension and other post-retirement obligations	4	—	4
Total other comprehensive income (loss)	$(106)	$26	$(80)

2019 Form 10-K 137

	2017
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$4	$(2)	$2
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(87)	31	(56)
Less: Reclassification adjustment for net gains (losses) included in net income	26	(9)	17
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(57)	20	(37)
Net change in unrealized holding gains (losses) on available-for-sale equity securities	1	(1)	—
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	3	(1)	2
Less: Reclassification adjustment for net losses (gains) losses included in net income	1	—	1
Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	4	(1)	3
Net change in pension and post-retirement obligations	—	—	—
Total other comprehensive income (loss)	$(52)	$18	$(34)

Activity in accumulated OCI for the two years ended December 31, 2019 and 2018 were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post-retirement obligations	Total
December 31, 2017	$(278)	$—	$(250)	$(528)
Cumulative-effect adjustments (ASU 2016-01)	(1)			(1)
Other comprehensive income before reclassifications	(116)	—	—	(116)
Amounts reclassified from accumulated OCI to earnings	32	—	4	36
Period change	(84)	—	4	(80)
December 31, 2018	(363)	—	(246)	(609)
Other comprehensive income before reclassifications	314	23	—	337
Amounts reclassified from accumulated OCI to earnings	21	—	(5)	16
Period change	335	23	(5)	353
December 31, 2019	$(28)	$23	$(251)	$(256)

(1)
AOCI amounts at December 31, 2019, 2018, and 2017 include $121 million, $137 million, and $95 million, respectively, net of unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

12. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of December 31, 2019.

(dollar amounts in millions, share amounts in thousands)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386	6.25%	7/15/2021
Series D	5/5/2016	200,000	199	6.25	7/15/2021
Series C	8/16/2016	100,000	100	5.875	1/15/2022
Series E	2/27/2018	5,000	495	5.70	4/15/2023
Total		740,500	$1,203

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

138 Huntington Bancshares Incorporated

13. EARNINGS PER SHARE
Basic earnings per common share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
The 2018 and 2017 total diluted average common shares issued and outstanding was impacted by using the if-converted method. The calculation of basic and diluted earnings per share for each of the three years ended December 31 was as follows:

	Year Ended December 31,
(amounts in millions, except per share data, share count in thousands)	2019	2018	2017
Basic earnings per common share:
Net income	$1,411	$1,393	$1,186
Preferred stock dividends	(74)	(70)	(76)
Net income available to common shareholders	$1,337	$1,323	$1,110
Average common shares issued and outstanding	1,038,840	1,081,542	1,084,686
Basic earnings per common share	$1.29	$1.22	$1.02
Diluted earnings per common share:
Net income available to common shareholders	$1,337	$1,323	$1,110
Effect of assumed preferred stock conversion	—	—	31
Net income applicable to diluted earnings per share	$1,337	$1,323	$1,141
Average common shares issued and outstanding	1,038,840	1,081,542	1,084,686
Dilutive potential common shares
Stock options and restricted stock units and awards	12,994	16,529	17,883
Shares held in deferred compensation plans	4,245	3,511	3,160
Dilutive impact of Preferred Stock	—	4,403	30,330
Other	—	—	127
Dilutive potential common shares	17,239	24,443	51,500
Total diluted average common shares issued and outstanding	1,056,079	1,105,985	1,136,186
Diluted earnings per common share	$1.27	$1.20	$1.00
Anti-dilutive awards (1)	5,253	2,307	1,009

(1)	Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
14. NONINTEREST INCOME
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

(dollar amounts in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018
Noninterest income
Noninterest income from contracts with customers	$939	$881
Noninterest income within the scope of other GAAP topics	515	440
Total noninterest income	$1,454	$1,321

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles

2019 Form 10-K 139

disaggregated revenue to segment revenue presented in Note 24 - “Segment Reporting”:

	Year Ended December 31, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$297	$64	$7	$4	$—	$372
Card and payment processing income	218	15	—	—	—	233
Trust and investment management services	34	4	—	139	1	178
Insurance income	34	6	—	47	1	88
Other noninterest income	32	24	4	6	2	68
Net revenue from contracts with customers	$615	$113	$11	$196	$4	$939
Noninterest income within the scope of other GAAP topics	210	246	1	2	56	515
Total noninterest income	$825	$359	$12	$198	$60	$1,454

	Year Ended December 31, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$290	$64	$5	$4	$—	$363
Card and payment processing income	198	11	—	—	—	209
Trust and investment management services	28	4	—	139	—	171
Insurance income	34	5	—	41	2	82
Other noninterest income	38	6	3	8	1	56
Net revenue from contracts with customers	$588	$90	$8	$192	$3	$881
Noninterest income within the scope of other GAAP topics	156	231	3	1	49	440
Total noninterest income	$744	$321	$11	$193	$52	$1,321

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2019 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2019 was determined to be immaterial.
15. SHARE-BASED COMPENSATION
Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options, restricted stock awards, restricted stock units, performance share units and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income.
Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2019, Huntington believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit award vesting in 2020.
The following table presents total share-based compensation expense and related tax benefit for the three years ended December 31, 2019, 2018, and 2017:

(dollar amounts in millions)	2019	2018	2017
Share-based compensation expense	$83	$78	$92
Tax benefit	15	14	32

140 Huntington Bancshares Incorporated

2018 Long-Term Incentive Plan
In 2018, shareholders approved the Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan (the 2018 Plan). Shares remaining under the 2015 Long-Term Incentive Plan have been incorporated into the 2018 Plan. Accordingly, the total number of shares authorized for awards under the 2018 Plan is 33 million shares. At December 31, 2019, 17 million shares from the Plan were available for future grants.
Stock Options
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
The following table presents the weighted average assumptions used in the option pricing model at the grant date for options granted in the three years ended December 31, 2019, 2018, and 2017:

Assumptions	2019	2018	2017
Risk-free interest rate	2.41%	2.88%	2.04%
Expected dividend yield	4.36	3.71	3.31
Expected volatility of Huntington’s common stock	22.5	24.0	29.5
Expected option term (years)	6.5	6.5	6.5
Weighted-average grant date fair value per share	$1.91	$2.58	$2.81

Huntington’s stock option activity and related information for the year ended December 31, 2019, was as follows:

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	10,617	$10.64
Granted	3,211	13.77
Exercised	(2,440)	7.28
Forfeited/expired	(79)	14.08
Outstanding at December 31, 2019	11,309	$12.23	6.7	$32
Expected to vest (1)	5,955	$13.77	8.6	$8
Exercisable at December 31, 2019	5,195	$10.42	4.5	$24

(1)	The number of options expected to vest reflect an estimate of 159,000 shares expected to be forfeited.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. The total intrinsic value of options exercised for the years ended December 31, 2019, 2018, and 2017 were $16 million, $52 million and $16 million, respectively. For the years ended December 31, 2019, 2018, and 2017, cash received for the exercises of stock options was $2 million, $5 million and $11 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $3 million, $10 million and $5 million in 2019, 2018, and 2017, respectively.

2019 Form 10-K 141

Other Restricted Stock Awards
Huntington also grants restricted stock awards, restricted stock units, performance share units, and other stock-based awards. These awards are granted at the closing market price on the date of the grant. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share units are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards reflects the closing market price of Huntington’s common stock on the grant date.
The following table summarizes the status of Huntington’s restricted stock awards, units, and performance share units as of December 31, 2019, and activity for the year ended December 31, 2019:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2019	201	$9.68	15,480	$12.51	2,958	$11.75
Granted	—	—	5,581	13.93	680	13.77
Vested	(199)	9.68	(5,267)	11.17	(854)	10.07
Forfeited	(2)	9.68	(505)	13.47	(15)	14.30
Nonvested at December 31, 2019	—	$—	15,289	$13.42	2,769	$13.49

The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2019, 2018, and 2017 were $13.91, $14.98, and $11.13, respectively. The total fair value of awards vested during the years ended December 31, 2019, 2018, and 2017 was $69 million, $62 million, and $53 million, respectively. As of December 31, 2019, the total unrecognized compensation cost related to nonvested shares was $97 million with a weighted-average expense recognition period of 2.4 years.
16. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The plan, which was modified in 2013, no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2019.
The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2019 and 2018, and the net periodic benefit cost for the years then ended:

	Pension Benefits
	2019	2018
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.40%	4.41%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.41	3.73
Expected return on plan assets	5.25	5.75

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

142 Huntington Bancshares Incorporated

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits
(dollar amounts in millions)	2019	2018
Projected benefit obligation at beginning of measurement year	$821	$900
Changes due to:
Service cost	2	3
Interest cost	32	29
Benefits paid	(29)	(26)
Settlements	(14)	(18)
Actuarial assumptions and gains (losses)	111	(67)
Total changes	102	(79)
Projected benefit obligation at end of measurement year	$923	$821

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2019 and 2018 measurement dates:

	Pension Benefits
(dollar amounts in millions)	2019	2018
Fair value of plan assets at beginning of measurement year	$828	$903
Changes due to:
Actual return on plan assets	145	(30)
Settlements	(13)	(19)
Benefits paid	(29)	(26)
Total changes	103	(75)
Fair value of plan assets at end of measurement year	$931	$828

As of December 31, 2019, the difference between the accumulated benefit obligation and the fair value of Huntington’s plan assets was $8 million and is recorded in other assets.
The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2019, 2018 and 2017:

	Pension Benefits (1)
(dollar amounts in millions)	2019	2018	2017
Service cost	$2	$3	$3
Interest cost	32	29	30
Expected return on plan assets	(44)	(49)	(55)
Amortization of loss	6	9	7
Settlements	5	7	11
Benefit costs	$1	$(1)	$(4)

(1)
The pension costs for 2019 and 2018 were recorded in noninterest income - other income. For 2017 the costs were recorded in noninterest expense - personnel costs, in the Consolidated Statements of Income.

Included in benefit costs above are $3 million, $2 million, and $2 million of plan expenses that were recognized in each of the three years ended December 31, 2019, 2018, and 2017. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2020, Huntington expects net periodic pension benefit, excluding any expense of settlements, to approximate $4 million for 2020.
2019 Form 10-K 143

At December 31, 2019 and 2018, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, money market funds, and mutual funds as follows:

	Fair Value
(dollar amounts in millions)	2019		2018
Cash equivalents:
Mutual funds-money market	$7	1%	$4	—%
U.S. Treasury bills	—	—	4	1
Fixed income:
Corporate obligations	460	49	272	33
U.S. Government obligations	199	21	298	36
Municipal obligations	5	1	—	—
U.S. Government agencies	—	—	22	3
Collective trust funds	105	11	—	—
Equities:
Mutual funds-equities	78	8	64	8
Common stock	53	6	98	12
Preferred stock	5	1	5	1
Exchange traded funds	—	—	45	5
Limited Partnerships	19	2	16	1
Fair value of plan assets	$931	100%	$828	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2019, cash equivalent money market funds and U.S. Treasury bills are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Mutual funds and exchange traded funds are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. The mutual funds held by the Plan are actively traded and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Common and preferred stock are valued using the year-end closing price as determined by a national securities exchange and are classified as Level 1. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2019, Plan assets were invested 1% in cash equivalents, 17% in equity investments, and 82% in bonds, with an average duration of 15.9 years on bond investments. The estimated life of benefit obligations was 13.0 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time.
At December 31, 2019, the following table shows when benefit payments were expected to be paid:

(dollar amounts in millions)	Pension Benefits
2020	$54
2021	52
2022	50
2023	49
2024	49
2025 through 2029	240

Huntington also sponsors an unfunded defined benefit post-retirement plan as well as other nonqualified retirement plans, the most significant being the SRIP and FirstMerit SERP. The SRIP and FirstMerit SERP plans provide certain former officers and directors, with defined pension benefits in excess of limits imposed by federal tax law.

144 Huntington Bancshares Incorporated

The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2019 and 2018, for all defined benefit and nonqualified retirement plans:

(dollar amounts in millions)	2019	2018
Other liabilities	$67	$63
The following tables present the amounts recognized in OCI as of December 31, 2019, 2018, and 2017, and the changes in accumulated OCI for the years ended December 31, 2019, 2018, and 2017:

(dollar amounts in millions)	2019	2018	2017
Net actuarial loss	$(261)	$(257)	$(264)
Prior service cost	10	11	14
Defined benefit pension plans	$(251)	$(246)	$(250)

	2019
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(17)	$5	$(12)
Amortization included in net periodic benefit costs	12	(3)	9
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(2)	—	(2)
Total recognized in OCI	$(7)	$2	$(5)

	2018
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(5)	$2	$(3)
Amortization included in net periodic benefit costs	13	(3)	10
Prior service cost:
Amortization included in net periodic benefit costs	(4)	1	(3)
Total recognized in OCI	$4	$—	$4

	2017
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax (1)
Net actuarial (loss) gain:
Amounts arising during the year	$(16)	$6	$(10)
Amortization included in net periodic benefit costs	18	(7)	11
Prior service cost:
Amortization included in net periodic benefit costs	(2)	1	(1)
Total recognized in OCI	$—	$—	$—

(1)	TCJA reclassification from AOCI to retained earnings recorded during 2017 was $45 million.
Huntington has a defined contribution plan that is available to eligible employees. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2019, 2018, and 2017 was $51 million, $46 million, and $35 million, respectively.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in millions, share amounts in thousands)	2019	2018
Shares in Huntington common stock	10,334	11,635
Market value of Huntington common stock	$156	$139
Dividends received on shares of Huntington stock	6	6

2019 Form 10-K 145

17. INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2018, the IRS has advised that tax years 2012 through 2014 will not be audited, and is currently examining the 2015 and 2016 federal income tax returns. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. The amounts of unrecognized tax benefits and accrued tax-related interest and penalties were immaterial at December 31, 2019 and 2018. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented.
The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Current tax provision (benefit)
Federal	$209	$152	$41
State	16	20	(1)
Total current tax provision	225	172	40
Deferred tax provision (benefit)
Federal	24	71	151
State	(1)	(8)	17
Total deferred tax provision	23	63	168
Provision for income taxes	$248	$235	$208
The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Provision for income taxes computed at the statutory rate	$348	$342	$488
Increases (decreases):
General business credits	(88)	(80)	(71)
Capital loss	(62)	(60)	(67)
Tax-exempt income	(21)	(23)	(31)
Tax-exempt bank owned life insurance income	(14)	(14)	(23)
Stock based compensation	(5)	(14)	(13)
Affordable housing investment amortization, net of tax benefits	70	64	46
State income taxes, net	11	10	11
Impact from TCJA	—	(3)	(123)
Other	9	13	(9)
Provision for income taxes	$248	$235	$208

146 Huntington Bancshares Incorporated

The significant components of deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

	At December 31,
(dollar amounts in millions)	2019	2018
Deferred tax assets:
Allowances for credit losses	$184	$184
Net operating and other loss carryforward	99	95
Fair value adjustments	77	173
Lease liability	47	—
Purchase accounting and other intangibles	33	—
Pension and other employee benefits	12	14
Accrued expense/prepaid	3	16
Partnership investments	3	5
Market discount	2	6
Other assets	3	6
Total deferred tax assets	463	499
Deferred tax liabilities:
Lease financing	359	262
Loan origination costs	119	148
Operating assets	74	69
Right-of-use asset	41	—
Mortgage servicing rights	36	45
Securities adjustments	11	6
Purchase accounting and other intangibles	—	25
Other liabilities	—	2
Total deferred tax liabilities	640	557
Net deferred tax (liability) asset before valuation allowance	(177)	(58)
Valuation allowance	(6)	(6)
Net deferred tax (liability) asset	$(183)	$(64)

At December 31, 2019, Huntington’s net deferred tax asset related to loss and other carryforwards was $99 million. This was comprised of federal net operating loss carryforwards of $44 million, which will begin expiring in 2029, $40 million of state net operating loss carryforwards, which will begin expiring in 2020, an alternative minimum tax credit carryforward of less than $1 million, which will be fully utilized or refunded by 2022, and a capital loss carryforward of $15 million, which expires in 2022.
The state valuation allowance was $6 million at both December 31, 2019 and December 31, 2018, as the Company believes that it is more likely than not, portions of the state deferred tax assets and state net operating loss carryforwards will not be realized.
At December 31, 2019, retained earnings included approximately $12 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate tax rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $3 million at December 31, 2019.

2019 Form 10-K 147

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
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington determines the fair value of securities utilizing quoted market prices obtained for identical or similar assets, third-party pricing services, third-party valuation specialists and other observable inputs such as recent trade observations. AFS and trading securities classified as Level 1 use quoted market prices (unadjusted) in active markets for identical securities at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 represents 78% of the positions in these portfolios, which consists of U.S. Government and agency debt securities, agency mortgage backed securities, private-label asset-backed securities, certain municipal securities and other securities. For Level 2 securities Huntington primarily uses prices obtained from third-party pricing services to determine the fair value of securities. Huntington independently evaluates and corroborates the fair value received from pricing services through various methods and techniques, including references to dealer or other market quotes, by reviewing valuations of comparable instruments, and by comparing the prices realized on the sale of similar securities. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3, which represent 22% of the positions. The Level 3 positions predominantly consist of direct purchase municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
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

148 Huntington Bancshares Incorporated

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
Derivatives classified as Level 3 consist of interest rate lock agreements related to mortgage loan commitments and the Visa® share swap. The determination of fair value of the interest rate locks includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. A significant increase or decrease in the external market price would result in a significantly higher or lower fair value measurement.

2019 Form 10-K 149

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Federal agencies: Other agencies	$—	$4	$—	$—	$4
Municipal securities	—	63	—	—	63
Other securities	30	2	—	—	32
	30	69	—	—	99
Available-for-sale securities:
U.S. Treasury securities	10	—	—	—	10
Residential CMOs	—	5,085	—	—	5,085
Residential MBS	—	4,222	—	—	4,222
Commercial MBS	—	976	—	—	976
Other agencies	—	165	—	—	165
Municipal securities	—	56	2,999	—	3,055
Private-label CMO	—	—	2	—	2
Asset-backed securities	—	531	48	—	579
Corporate debt	—	51	—	—	51
Other securities/Sovereign debt	—	4	—	—	4
	10	11,090	3,049	—	14,149

Other securities	54	—	—	—	54
Loans held for sale	—	781	—	—	781
Loans held for investment	—	55	26	—	81
MSRs	—	—	7	—	7
Derivative assets	—	848	8	(404)	452
Liabilities
Derivative liabilities	—	519	2	(417)	104

150 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$1	$27	$—	$—	$28
Other securities	77	—	—	—	77
	78	27	—	—	105
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	6,999	—	—	6,999
Residential MBS	—	1,255	—	—	1,255
Commercial MBS	—	1,583	—	—	1,583
Other agencies	—	126	—	—	126
Municipal securities	—	275	3,165	—	3,440
Asset-backed securities	—	315	—	—	315
Corporate debt	—	53	—	—	53
Other securities/Sovereign debt	—	4	—	—	4
	5	10,610	3,165	—	13,780
Other securities	22	—	—	—	22
Loans held for sale	—	613	—	—	613
Loans held for investment	—	49	30	—	79
MSRs	—	—	10	—	10
Derivative assets	21	474	5	(291)	209
Liabilities
Derivative liabilities	11	390	3	(217)	187

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2019, 2018, and 2017 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Year Ended December 31, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Opening balance	$10	$2	$3,165		$—	$30
Transfers out of Level 3 (1)	—	(62)	—		—	—
Total gains/losses for the period:
Included in earnings	(3)	66	(1)		—	1
Included in OCI	—	—	77		—	—
Purchases/originations	—	—	254	2	55	—
Sales	—	—	—		—	—
Repayments	—	—	—		—	(5)
Settlements	—	—	(496)		(7)	—
Closing balance	$7	$6	$2,999	$2	$48	$26
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(3)	$3	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$74	$—	$—	$—

2019 Form 10-K 151

	Level 3 Fair Value Measurements Year Ended December 31, 2018
			Available-for-sale securities		Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers out of Level 3 (1)	—	(35)	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	35	(3)	(2)	—
Included in OCI	—	—	(52)	11	—
Purchases/originations	—	—	658	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(8)
Settlements	—	3	(605)	—	—
Closing balance	$10	$2	$3,165	$—	$30
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$(52)	$—	$—

	Level 3 Fair Value Measurements Year Ended December 31, 2017
			Available-for-sale securities		Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities
Opening balance	$14	$(2)	$2,798	$76	$48
Transfers out of Level 3 (1)	—	(15)	—	—	—
Total gains/losses for the period:
Included in earnings	(3)	16	(2)	(5)	1
Included in OCI	—	—	(8)	14	—
Purchases/originations	—	—	787	—	—
Sales	—	—	—	(60)	—
Repayments	—	—	—	—	(11)
Settlements	—	—	(408)	(1)	—
Closing balance	$11	$(1)	$3,167	$24	$38
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3)	$—	$—	$(4)	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

152 Huntington Bancshares Incorporated

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2019, 2018, and 2017:

	Level 3 Fair Value Measurements Year Ended December 31, 2019
			Available-for-sale securities	Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(3)	$66	$—	$—
Interest and fee income	—	—	(1)	1
Total	$(3)	$66	$(1)	$1

	Level 3 Fair Value Measurements Year Ended December 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$35	$—	$—
Securities gains (losses)	—	—	—	(2)
Interest and fee income	—	—	(3)	—
Total	$(1)	$35	$(3)	$(2)

	Level 3 Fair Value Measurements Year Ended December 31, 2017
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities	Loans held for investment
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(3)	$16	$—	$—	$—
Securities gains (losses)	—	—	—	(5)	—
Interest and fee income	—	—	(2)	—	—
Noninterest income	—	—	—	—	1
Total	$(3)	$16	$(2)	$(5)	$1

Assets and liabilities under the fair value option
The following tables presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2019
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$781	$755	$26	$2	$2	$—
Loans held for investment	81	87	(6)	3	4	(1)

	December 31, 2018
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$613	$594	$19	$—	$—	$—
Loans held for investment	79	87	$(8)	6	7	$(1)

2019 Form 10-K 153

The following tables present the net gains (losses) from fair value changes for the years ended December 31, 2019, 2018, and 2017:

	Net gains (losses) from fair value changes Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Assets
Loans held for sale	$7	$5	$8
Loans held for investment	1	—	—
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
The amounts measured at fair value on a nonrecurring basis at December 31, 2019 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Year Ended December 31, 2019
MSRs	$206	$—	$—	$206	$(14)
Impaired loans	26	—	—	26	(1)

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

154 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$7	Discounted cash flow	Constant prepayment rate	—%	-	26%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	8	Consensus Pricing	Net market price	(2)%	-	11%	2%
			Estimated Pull through %	2%	-	100%	91%
Derivative liabilities	2	Discounted cash flow	Estimated conversion factor				162%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				2%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	2,999	Discounted cash flow	Discount rate	2%	-	3%	2%
Asset-backed securities	48		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	80%	24%
Loans held for investment	26	Discounted cash flow	Discount rate	5%	-	6%	5%
			Constant prepayment rate	9%	-	12%	9%
Measured at fair value on a nonrecurring basis:
MSRs	206	Discounted cash flow	Constant prepayment rate	10%		31%	12%
			Spread over forward interest rate swap rates	5%		11%	9%
Impaired loans	26	Appraisal value	NA				NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$10	Discounted cash flow	Constant prepayment rate	6%	-	54%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	5	Consensus Pricing	Net market price	(5)%	-	23%	2%
			Estimated Pull through %	1%	-	100%	92%
Derivative liabilities	3	Discounted cash flow	Estimated conversion factor				163%
			Estimated growth rate of Visa Class A shares				7%
			Discount rate				4%
			Timing of the resolution of the litigation				6/30/2020
Municipal securities	3,165	Discounted cash flow	Discount rate	4%	-	4%	4%
			Cumulative default	—%	-	39%	3%
			Loss given default	5%	-	90%	25%
Loans held for investment	30	Discounted cash flow	Discount rate	7%	-	9%	9%
			Constant prepayment rate	9%	-	9%	9%
Measured at fair value on a nonrecurring basis:
Impaired loans	33	Appraisal value	NA				NA
Loans held for sale	121	Discounted cash flow	Discount rate	5%		6%	5%
	24	Appraisal value	NA				NA
The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below.

2019 Form 10-K 155

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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at December 31, 2019 and December 31, 2018:

	December 31, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,272	$—	$—	$1,272	$1,272
Trading account securities	—	—	99	99	99
Available-for-sale securities	—	—	14,149	14,149	14,149
Held-to-maturity securities	9,070	—	—	9,070	9,186
Other securities	387	—	54	441	441
Loans held for sale	—	96	781	877	879
Net loans and leases (1)	74,540	—	81	74,621	75,177
Derivatives	—	—	452	452	452
Financial Liabilities
Deposits	82,347	—	—	82,347	82,344
Short-term borrowings	2,606	—	—	2,606	2,606
Long-term debt	9,849	—	—	9,849	10,075
Derivatives	—	—	104	104	104

	December 31, 2018
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$2,725	$—	$—	$2,725	$2,725
Trading account securities	—	—	105	105	105
Available-for-sale securities	—	—	13,780	13,780	13,780
Held-to-maturity securities	8,565	—	—	8,565	8,286
Other securities	543	—	22	565	565
Loans held for sale	—	191	613	804	806
Net loans and leases (1)	74,049	—	79	74,128	73,668
Derivatives	—	—	209	209	209
Financial Liabilities
Deposits	84,774	—	—	84,774	84,731
Short-term borrowings	2,017	—	—	2,017	2,017
Long-term debt	8,625	—	—	8,625	8,718
Derivatives	—	—	187	187	187

(1)	Includes collateral-dependent loans measured for impairment.
156 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values at December 31, 2019 and December 31, 2018:

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$30	$69	$—	$99
Available-for-sale securities	10	11,090	3,049	14,149
Held-to-maturity securities	—	9,186	—	9,186
Other securities (1)	54	—	—	54
Loans held for sale	—	781	98	879
Net loans and direct financing leases	—	55	75,122	75,177
Financial Liabilities
Deposits	—	76,790	5,554	82,344
Short-term borrowings	—	—	2,606	2,606
Long-term debt	—	9,439	636	10,075

	Estimated Fair Value Measurements at Reporting Date Using			December 31, 2018
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$78	$27	$—	$105
Available-for-sale securities	5	10,610	3,165	13,780
Held-to-maturity securities	—	8,286	—	8,286
Other securities (1)	22	—	—	22
Loans held for sale	—	613	193	806
Net loans and direct financing leases	—	49	73,619	73,668
Financial Liabilities
Deposits	—	76,922	7,809	84,731
Short-term borrowings	1	—	2,016	2,017
Long-term debt	—	8,158	560	8,718

(1)	Excludes securities without readily determinable fair values.
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
Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights, deposit base, and other customer relationship intangibles are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by Management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

2019 Form 10-K 157

19. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.
Derivative financial instruments can be designated as accounting hedges under GAAP. Designating a derivative as an accounting hedge allows Huntington to recognize gains and losses on the hedging instruments in the income statement line item where the gains and losses on the hedged item are recognized. Gains and losses on derivatives that are not designated in an effective hedge relationship under GAAP immediately impact earnings within the period they occur.
The following table presents the fair values of all derivative instruments included in the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	December 31, 2019		December 31, 2018
(dollar amounts in millions)	Asset	Liability	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$256	$36	$44	$42
Derivatives not designated as Hedging Instruments
Interest rate contracts	420	314	261	165
Foreign exchange contracts	19	18	23	19
Commodities contracts	155	152	172	168
Equity contracts	6	1	—	10
Total Contracts	$856	$521	$500	$404

The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Consolidated Income Statement for the years ended December 31, 2019 and 2018.

	Location of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
(dollar amounts in millions)		2019	2018
Interest rate contracts:
Customer	Capital markets fees	$49	$41
Mortgage Banking	Mortgage banking income	37	(19)
Interest rate floors	Other noninterest income	4	—
Foreign exchange contracts	Capital markets fees	28	27
Commodities contracts	Capital markets fees	(2)	6
Equity contracts	Other noninterest expense	(4)	4
Total		$112	$59

Derivatives used in asset and liability management activities
Huntington engages in balance sheet hedging activity, principally for asset and liability management purposes. Balance sheet hedging activity is generally arranged to receive hedge accounting treatment that can be classified as either fair value or cash flow hedges. Fair value hedges are executed to hedge changes in fair value of outstanding fixed-rate debt caused by fluctuations in market interest rates. Cash flow hedges are executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes.

158 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments:

	December 31, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$18,375	$18,375
Investment securities	—	12	12
Long-term debt	7,540	—	7,540
Total notional value at December 31, 2019	$7,540	$18,387	$25,927

	December 31, 2018
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Investment securities	$—	$12	$12
Long-term debt	4,865	—	4,865
Total notional value at December 31, 2018	$4,865	$12	$4,877

The following table presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at December 31, 2019 and December 31, 2018:

	December 31, 2019
		Average Maturity (years)		Weighted-Average Rate
(dollar amounts in millions)	Notional Value		Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$8,637	3.3	$23	1.66%	1.06%
Liability conversion swaps
Receive fixed—generic	7,540	2.3	151	2.20	1.79
Total swap portfolio at December 31, 2019	$16,177	2.9	$174	1.91%	1.40%

	December 31, 2019

(dollar amounts in millions)	Notional Value		Average Maturity (years)		Fair Value
Interest rate floors
Designated interest rate floors	$9,750		1.6		$46
Total floors portfolio at December 31, 2019	$9,750		1.6		$46

	December 31, 2018
		Average Maturity (years)		Weighted-Average Rate
(dollar amounts in millions)	Notional Value		Fair Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$12	1.2	$—	2.20%	2.46%
Liability conversion swaps
Receive fixed—generic	4,865	2.6	2	2.24%	2.54%
Total swap portfolio at December 31, 2018	$4,877	2.6	$2	2.24%	2.54%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $(53) million, $(36) million, and $23 million for the years ended December 31, 2019, 2018, and 2017, respectively.

2019 Form 10-K 159

Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Interest rate contracts
Change in fair value of interest rate swaps hedging long-term debt (1)	$127	$112	$(53)
Change in fair value of hedged long term debt (1)	(125)	(104)	54

(1)	Recognized in Interest expense - long-term debt in the Consolidated Statements of Income.
As of December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Long-term debt	$7,578	$4,845	$114	$(12)
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued is $(93) million at December 31, 2019 and $(127) million at December 31, 2018.
Cash Flow Hedges
During 2019, Huntington entered into $18.4 billion of interest rate floors and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging of Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset (liability) position of these derivatives at December 31, 2019 and December 31, 2018 are $6 million and $(4) million, respectively. At December 31, 2019 and 2018, Huntington had commitments to sell residential real estate loans of $1.4 billion and $0.8 billion, respectively. These contracts mature in less than one year.

160 Huntington Bancshares Incorporated

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
The notional value of the derivative financial instruments, corresponding trading assets and liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

MSR hedging activity
(dollar amounts in millions)	December 31, 2019	December 31, 2018
Notional value	$778	$—
Trading assets	19	—

		Year December 31,
(dollar amounts in millions)		2019	2018
Trading gains (losses)		$30	(8)
MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Trading gains (losses) are included in mortgage banking income in the Consolidated Statement of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2019 and December 31, 2018, were $87 million and $92 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $30 billion and $26 billion at December 31, 2019 and December 31, 2018, respectively. Huntington’s credit risk from customer derivatives was $407 million and $132 million at the same dates, respectively.
Visa®-related Swaps
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into swap agreements with the purchaser of the shares. The swap agreements adjust for dilution in the conversion ratio of Class B shares resulting from changes in the Visa® litigation. At December 31, 2019, the fair value of the swap liabilities of $1 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses and timing of the litigation settlement.

2019 Form 10-K 161

Financial assets and liabilities that are offset in the Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 18 - “Fair Values of Assets and Liabilities”.
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $22 million and $37 million at December 31, 2019 and December 31, 2018, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At December 31, 2019, Huntington pledged $171 million of investment securities and cash collateral to counterparties, while other counterparties pledged $178 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018:

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
December 31, 2019	Derivatives	$856	$(404)	$452	$(65)	$(29)	$358
December 31, 2018	Derivatives	500	(291)	209	(4)	(53)	152

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
December 31, 2019	Derivatives	$521	$(417)	$104	$—	$(75)	$29
December 31, 2018	Derivatives	404	(217)	187	—	(12)	175

162 Huntington Bancshares Incorporated

20. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary of, the VIE at December 31, 2019, and 2018:

	December 31, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	727	332	727
Other Investments	179	63	179
Total	$920	$647	$906

	December 31, 2018
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	708	357	708
Other Investments	126	53	126
Total	$848	$662	$834

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
A list of trust-preferred securities outstanding at December 31, 2019 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	2.61%	(2)	$70	$6
Huntington Capital II	2.53	(3)	32	3
Sky Financial Capital Trust III	3.31	(4)	72	2
Sky Financial Capital Trust IV	3.31	(4)	74	2
Camco Financial Trust	3.24	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at December 31, 2019, based on three-month LIBOR + 0.70%.

(3)	Variable effective rate at December 31, 2019, based on three-month LIBOR + 0.625%.

(4)	Variable effective rate at December 31, 2019, based on three-month LIBOR + 1.40%.

(5)	Variable effective rate at December 31, 2019, based on three month LIBOR + 1.33%.
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

2019 Form 10-K 163

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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2019 and 2018.

(dollar amounts in millions)	December 31, 2019	December 31, 2018
Affordable housing tax credit investments	$1,242	$1,147
Less: amortization	(515)	(439)
Net affordable housing tax credit investments	$727	$708
Unfunded commitments	$332	$357
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Tax credits and other tax benefits recognized	$98	$92	$91
Proportional amortization expense included in provision for income taxes	84	79	70
There were no material sales of affordable housing tax credit investments in 2019, 2018 or 2017. Huntington recognized immaterial impairment losses for the years ended December 31, 2019, 2018 and 2017. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.
Other Investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, automobile securitizations, and other miscellaneous investments.
21. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2019, and December 31, 2018 were as follows:

164 Huntington Bancshares Incorporated

	At December 31,
(dollar amounts in millions)	2019	2018
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$18,326	$17,149
Consumer	14,831	14,974
Commercial real estate	1,364	1,188
Standby letters of credit	587	676
Commercial letters of credit	8	14

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
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $8 million and $13 million at December 31, 2019 and December 31, 2018, respectively.
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
In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, Huntington generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each matter may be.
Huntington establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Huntington continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $20 million at December 31, 2019 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
Based on current knowledge, management does not believe that loss contingencies arising from pending matters will have a material adverse effect on the consolidated financial position of Huntington. Further, management believes that amounts accrued are adequate to address Huntington’s contingent liabilities. However, in

2019 Form 10-K 165

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
CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and AOCI. In July 2019, the FDIC, the Federal Reserve and OCC issued final rules that simplify the capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as simplify the recognition and calculation of minority interests that are includable in regulatory capital, for non-advanced approaches banking organizations, including Huntington and the Bank. Banking organizations may adopt these changes beginning on January 1, 2020, and are required to adopt them for the quarter beginning April 1, 2020.
In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. For further discussion of the new current expected credit loss accounting rule, see Note 2 of the Notes to Consolidated Financial Statements.
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
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected on the following page. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2019 would exceed such a revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could

166 Huntington Bancshares Incorporated

also result in restrictions on Huntington’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules Huntington and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer was at its fully phased-in level of 2.5% throughout 2019.
As of December 31, 2019, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable Capital Conservation Buffer. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2019, calculated using the regulatory capital methodology applicable during 2019.

		Minimum	Minimum		Basel III
		Regulatory	Ratio+Capital	Well-	December 31,
		Capital	Conservation	Capitalized	2019		2018
(dollar amounts in millions)		Ratios	Buffer	Minimums	Ratio	Amount	Ratio	Amount

CET 1 risk-based capital	Consolidated	4.50%	7.00%	N/A	9.88%	$8,647	9.65%	$8,271
	Bank	4.50	7.00	6.50%	11.17	9,747	10.19	8,732
Tier 1 risk-based capital	Consolidated	6.00	8.50	6.00	11.26	9,854	11.06	9,478
	Bank	6.00	8.50	8.00	12.17	10,621	11.21	9,611
Total risk-based capital	Consolidated	8.00	10.50	10.00	13.04	11,413	12.98	11,122
	Bank	8.00	10.50	10.00	13.59	11,864	13.42	11,504
Tier 1 leverage	Consolidated	4.00	N/A	N/A	9.26	9,854	9.10	9,478
	Bank	4.00	N/A	5.00	10.01	10,621	9.23	9,611

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the FRB. During 2019 and 2018, the average balances of these deposits were $0.6 billion and $0.4 billion, respectively.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2019, the Bank could lend $1.2 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends and/or return of capital to the parent company is subject to various legal and regulatory limitations. During 2019, the Bank paid dividends of $0.7 billion to the holding company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions.

2019 Form 10-K 167

23. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in millions)	2019	2018
Assets
Cash and due from banks	$3,119	$2,352
Due from The Huntington National Bank	47	739
Due from non-bank subsidiaries	34	40
Investment in The Huntington National Bank	12,833	11,493
Investment in non-bank subsidiaries	165	142
Accrued interest receivable and other assets	349	239
Total assets	$16,547	$15,005
Liabilities and shareholders’ equity
Long-term borrowings	$4,095	$3,216
Dividends payable, accrued expenses, and other liabilities	657	687
Total liabilities	4,752	3,903
Shareholders’ equity (1)	11,795	11,102
Total liabilities and shareholders’ equity	$16,547	$15,005

(1)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Income
Dividends from:
The Huntington National Bank	$685	$1,722	$298
Non-bank subsidiaries	3	—	14
Interest from:
The Huntington National Bank	8	27	20
Non-bank subsidiaries	2	2	2
Other	2	(2)	4
Total income	700	1,749	338
Expense
Personnel costs	6	2	19
Interest on borrowings	143	124	91
Other	145	118	115
Total expense	294	244	225
Income before income taxes and equity in undistributed net income of subsidiaries	406	1,505	113
Provision (benefit) for income taxes	(63)	(48)	(56)
Income before equity in undistributed net income of subsidiaries	469	1,553	169
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	908	(186)	1,015
Non-bank subsidiaries	34	26	2
Net income	$1,411	$1,393	$1,186
Other comprehensive income (loss) (1)	353	(80)	(34)
Comprehensive income	$1,764	$1,313	$1,152

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

168 Huntington Bancshares Incorporated

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2019	2018	2017
Operating activities
Net income	$1,411	$1,393	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(942)	197	(997)
Depreciation and amortization	(2)	(2)	4
Other, net	(19)	121	(37)
Net cash (used for) provided by operating activities	448	1,709	156
Investing activities
Repayments from subsidiaries	701	21	442
Advances to subsidiaries	(11)	(13)	(29)
(Purchases)/Proceeds from sale of securities	(38)	—	1
Cash paid for acquisitions, net of cash received	—	(15)	—
Net cash (used for) provided by investing activities	652	(7)	414
Financing activities
Net proceeds from issuance of medium-term notes	797	501	—
Payment of medium-term notes	—	(400)	—
Dividends paid on common stock	(671)	(584)	(425)
Repurchases of common stock	(441)	(939)	(260)
Net proceeds from issuance of preferred stock	—	495	—
Other, net	(18)	(41)	(20)
Net cash provided by (used for) financing activities	(333)	(968)	(705)
Increase (decrease) in cash and cash equivalents	767	734	(135)
Cash and cash equivalents at beginning of year	2,352	1,618	1,753
Cash and cash equivalents at end of year	$3,119	$2,352	$1,618
Supplemental disclosure:
Interest paid	$135	$126	$90

24. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
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

2019 Form 10-K 169

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
Consumer and Business Banking - The Consumer and Business Banking segment, including Home Lending, provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, mortgage loans, consumer loans, credit cards, and small business loans and investment products. Other financial services available to customers include insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million. Home Lending supports origination and servicing of consumer loans and mortgages for customers who are generally located in our primary banking markets across all segments.
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into six business units: Middle Market/Asset Based Lending, Specialty Banking, Asset Finance, Capital Markets/Institutional Corporate Banking, Commercial Real Estate, and Treasury Management.
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

170 Huntington Bancshares Incorporated

Listed in the table below is certain operating basis financial information reconciled to Huntington’s December 31, 2019, December 31, 2018, and December 31, 2017, reported results by business segment:

Income Statements (dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
2019
Net interest income	$1,766	$1,037	$397	$198	$(185)	$3,213
Provision (benefit) for credit losses	114	132	44	(3)	—	287
Noninterest income	825	359	12	198	60	1,454
Noninterest expense	1,673	564	148	256	80	2,721
Provision (benefit) for income taxes	169	147	45	30	(143)	248
Net income (loss)	$635	$553	$172	$113	$(62)	$1,411
2018
Net interest income	$1,727	$1,013	$392	$203	$(146)	$3,189
Provision (benefit) for credit losses	137	42	55	1	—	235
Noninterest income	744	321	11	193	52	1,321
Noninterest expense	1,699	502	143	244	59	2,647
Provision (benefit) for income taxes	133	166	43	32	(139)	235
Net income (loss)	$502	$624	$162	$119	$(14)	$1,393
2017
Net interest income	$1,581	$975	$427	$209	$(190)	$3,002
Provision (benefit) for credit losses	105	33	63	—	—	201
Noninterest income	740	286	14	189	78	1,307
Noninterest expense	1,641	465	141	239	228	2,714
Provision (benefit) for income taxes	201	267	83	56	(399)	208
Net income (loss)	$374	$496	$154	$103	$59	$1,186

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2019	2018	2019	2018
Consumer & Business Banking	$25,073	$27,486	$51,675	$50,300
Commercial Banking	34,337	34,818	20,762	23,185
Vehicle Finance	20,155	19,435	376	346
RBHPCG	6,665	6,540	6,370	6,809
Treasury / Other	22,772	20,502	3,164	4,134
Total	$109,002	$108,781	$82,347	$84,774

2019 Form 10-K 171

Supplementary Data
Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations, for the years ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in millions, except per share data)	2019	2019	2019	2019
Interest income	$1,011	$1,052	$1,068	$1,070
Interest expense	231	253	256	248
Net interest income	780	799	812	822
Provision for credit losses	79	82	59	67
Noninterest income	372	389	374	319
Noninterest expense	701	667	700	653
Income before income taxes	372	439	427	421
Provision for income taxes	55	67	63	63
Net income	317	372	364	358
Dividends on preferred shares	19	18	18	19
Net income applicable to common shares	$298	$354	$346	$339
Net income per common share — Basic	$0.29	$0.34	$0.33	$0.32
Net income per common share — Diluted	0.28	0.34	0.33	0.32

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(dollar amounts in millions, except per share data)	2018	2018	2018	2018
Interest income	$1,056	$1,007	$972	$914
Interest expense	223	205	188	144
Net interest income	833	802	784	770
Provision for credit losses	60	53	56	66
Noninterest income	329	342	336	314
Noninterest expense	711	651	652	633
Income before income taxes	391	440	412	385
Provision (benefit) for income taxes	57	62	57	59
Net income	334	378	355	326
Dividends on preferred shares	19	18	21	12
Net income applicable to common shares	$315	$360	$334	$314
Net income per common share — Basic	$0.30	$0.33	$0.30	$0.29
Net income per common share — Diluted	0.29	0.33	0.30	0.28

172 Huntington Bancshares Incorporated

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2020 Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2019 fiscal year. Portions of our 2020 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2020 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2020 Proxy Statement, which is incorporated by reference into this item.

2019 Form 10-K 173

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2019.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	29,366,419	$4.71	17,271,559
Equity compensation plans not approved by security holders	943	13.14	—
Total	29,367,362	$4.71	17,271,559

(1)
All equity compensation plan authorizations for shares of common stock provide for the number of shares to be adjusted for stock splits, stock dividends, and other changes in capitalization. The Huntington Investment and Tax Savings Plan, a broad-based plan qualified under Internal Revenue Code Section 401(a) which includes Huntington common stock as one of a number of investment options available to participants, is excluded from the table.

(2)
The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of RSUs, and PSUs, and the release of DSUs. The shares of common stock to be issued upon exercise or vesting under equity compensation plans not approved by shareholders include an inducement grant issued outside of the Company’s stock plans, and awards granted under the following plans which are no longer active and for which Huntington has not reserved the right to make subsequent grants or awards: employee and director stock plans of Unizan Financial Corp., Camco Financial Corporation, and FirstMerit Corporation assumed in the acquisitions of these companies.

(3)
The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSUs, RSAs, and PSUs and unreleased DSUs as these awards do not have an exercise price.

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

Additional information required by this item is set forth under the captions Ownership of Voting Stock of our 2020 Proxy Statement, which is incorporated by reference into this item.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Independence of Directors and Review, Approval or Ratification of Transactions with Related Persons of our 2020 Proxy Statement, which are incorporated by reference into this item.

174 Huntington Bancshares Incorporated

Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2020 Proxy Statement which is incorporated by reference into this item.
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

2019 Form 10-K 175

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

4.2	Description of Securities
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2016.	Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.3
10.4(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report on Form 10-K for the year ended December 31, 2012.	001-34073	10.8
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.9	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.10	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.11	* Restricted Stock Unit Grant Notice with three year vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.1
10.12	* Restricted Stock Unit Grant Notice with six month vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.2
10.13	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.14	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.15	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
10.16	* First Amendment to the 2007 Stock and Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.	000-02525	10.7
10.17	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.18	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
176 Huntington Bancshares Incorporated

10.19	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.1
10.20	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2
10.21	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.22	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.23	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.24	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.6
10.25	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.26	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.27	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.28	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.29	*Form of 2015 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.4
10.30	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.31	* Deferred Compensation Plan and Trust for Directors	Annual Report on Form10-K for the year ended December 31, 2017.	001-34073	10.32
10.32	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.33	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.34	*Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan.	Definitive Proxy Statement for 2018 Annual Meeting of Shareholders.	001-34073	A
10.35	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.36	*Form of 2018 Restricted Stock Unit Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.3
10.37	*Form of 2018 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.4
10.38	*Executive Deferred Compensation Plan, as amended and restated on April 18, 2018.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.	001-34073	10.1
10.39	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018.	001-34073	10.40
10.40	Transition Agreement dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough	Current Report on Form 8-K, dated May 13, 2019.	001-34073	10.1
10.41	*Second Amendment to Huntington Supplemental 401(k) Plan dated October 22, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.1
10.42	*First Amendment to The Huntington National Bank Supplemental Retirement Income Plan dated October 23, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.2
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

2019 Form 10-K 177

101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2019, formatted in Inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Denotes management contract or compensatory plan or arrangement.

178 Huntington Bancshares Incorporated

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2020.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Zachary Wasserman
	Stephen D. Steinour		Zachary Wasserman
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2020.

Lizabeth Ardisana *
Lizabeth Ardisana
Director

Alanna Y. Cotton *
Alanna Y. Cotton
Director

Ann B. Crane *
Ann B. Crane
Director

Robert S. Cubbin *
Robert S. Cubbin
Director

Steven G. Elliott *
Steven G. Elliott
Director

Gina D. France *
Gina D. France
Director

2019 Form 10-K 179

J. Michael Hochschwender *
J. Michael Hochschwender
Director

John C. Inglis *
John C. Inglis
Director

Peter J. Kight *
Peter J. Kight
Director

Richard W. Neu *
Richard W. Neu
Director

David L. Porteous *
David L. Porteous
Director

Kathleen H. Ransier *
Kathleen H. Ransier
Director

/s/ Katherine M. A. Kline *
Katherine M. A. Kline
Director

/s/ Kenneth J. Phelan *
Kenneth J. Phelan
Director

*/s/ Jana J. Litsey
Jana J. Litsey
Attorney-in-fact for each of the persons indicated

180 Huntington Bancshares Incorporated