Form 10-Q
period 2020-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2020-05-01
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	1-34073	31-0724920
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
Registrant’s address: 41 South High Street, Columbus, Ohio 43287
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,014,218,094 shares of the registrant’s common stock ($0.01 par value) outstanding on March 31, 2020.

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CECL	Current Expected Credit Loss
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
EAD	Exposure at Default
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Cincinnati
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets

2020 1Q Form 10-Q 3

OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PCD	Purchased-Credit-Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

4 Huntington Bancshares Incorporated

PART I. FINANCIAL INFORMATION
When we refer to “we”, “our”, and “us”, “Huntington”, and “the Company” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.

2020 1Q Form 10-Q 5

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Our 839 full-service branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, and West Virginia. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2019 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2019 Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Summary of 2020 First Quarter Results Compared to 2019 First Quarter
For the quarter, we reported net income of $48 million, or $0.03 per common share, compared with $358 million, or $0.32 per common share, in the year-ago quarter (see Table 1).
Fully-taxable equivalent net interest income was $796 million, down $33 million, or 4%. This reflected a 25 basis point decrease in the FTE net interest margin to 3.14%, partially offset by the benefit from the $2.6 billion, or 3%, increase in average earning assets.
The provision for credit losses increased $374 million year-over-year to $441 million in the 2020 first quarter. Net charge-offs increased $46 million to $117 million. The oil and gas portfolio accounted for approximately 27% of total commercial NCOs, while one large relationship in the coal industry accounted for an additional 45%. Consumer NCOs were down on a year-over-year basis, consistent with our expectations. NCOs represented an annualized 0.62% of average loans and leases in the current quarter, up from 0.38% in the year-ago quarter.
Noninterest income was $361 million, up $42 million, or 13%, from the year ago quarter. Mortgage banking income increased $37 million, or 176%, and capital markets fees increased $11 million, or 50%. Partially offsetting these increases, other noninterest income decreased $8 million, or 21%, while gain on sale of loans and leases decreased $5 million, or 38%.
Noninterest expense was $652 million, relatively flat from the year-ago quarter.
Common Equity Tier 1 risk-based capital ratio was 9.47%, down from 9.84% a year ago. The regulatory Tier 1 risk-based capital ratio was 10.81% compared to 11.25% at March 31, 2019. All capital ratios were impacted by year-over-year balance sheet growth. The capital impact of the repurchase of $504 million of common stock over the last four quarters, including $88 million repurchased during the 2020 first quarter, and cash dividends effectively offset earnings on a year-over-year basis.

6 Huntington Bancshares Incorporated

Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
COVID-19
The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, which has increased unemployment levels and caused extreme volatility in the financial markets. While COVID-19 has negatively impacted the economy, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provides for financial stimulus and government lending programs at unprecedented levels. The benefits of these programs, as well as any potential additional stimulus, to effectively support businesses and consumers within the economy are uncertain.
Huntington was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. To ensure the safety of our branch colleagues, while still meeting the needs of our customers, we have moved to use of branches with drive-thru only with in-person meetings by appointment. For other colleagues, we have implemented a work-from-home approach with increased communication to keep them informed, engaged and connected. Additional benefits, such as emergency paid time off and other programs for those whose families have been directly impacted by the virus, have been added.
For our customers, we have established a variety of relief programs which include loan payment deferrals, fee waivers and the suspension of foreclosure and repossessions. In addition to these measures, we are working with our customers to originate business loans made available through the Small Business Administration Paycheck Protection Program, a lending program established as part of the relief to American consumers and businesses in the CARES Act. As of April 16, 2020, we have processed approximately 26,000 applications totaling over $6.1 billion.
CARES Act
The CARES Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act includes an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”).  This program is known as the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020.  The PPP / HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA.  In addition, the FRB has implemented a liquidity facility available to financial institutions participating in the PPP (“PPPLF”).  In conjunction with the PPP, the PPPLF will allow the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral.
Additionally, the CARES Act provides for relief on existing and new SBA loans through Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. At March 31, 2020, approximately 12,000 Huntington customers are eligible for this relief. The CARES Act also provides for Mortgage Payment Relief and a foreclosure moratorium.

2020 1Q Form 10-Q 7

Federal Reserve Bank Actions
The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.
The FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, main street lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses.  We may participate in some or all of them, including as a lender, agent, or intermediary on behalf of clients or customers or in an advisory capacity.
Economy
As we entered 2020, the underlying economic fundamentals in our footprint were relatively healthy. The COVID-19 pandemic has altered those fundamentals for the foreseeable future and we believe the economy will be challenged for some time.
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

8 Huntington Bancshares Incorporated

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(amounts in millions, except per share data)	2020	2019	2019	2019	2019
Interest income	$975	$1,011	$1,052	$1,068	$1,070
Interest expense	185	231	253	256	248
Net interest income	790	780	799	812	822
Provision for credit losses	441	79	82	59	67
Net interest income after provision for credit losses	349	701	717	753	755
Service charges on deposit accounts	87	95	98	92	87
Card and payment processing income	58	64	64	63	56
Trust and investment management services	47	47	44	43	44
Mortgage banking income	58	58	54	34	21
Capital markets fees	33	31	36	34	22
Insurance income	23	24	20	23	21
Bank owned life insurance income	16	17	18	15	16
Gain on sale of loans and leases	8	16	13	13	13
Net (losses) gains on sales of securities	—	(22)	—	(2)	—
Other noninterest income	31	42	42	59	39
Total noninterest income	361	372	389	374	319
Personnel costs	395	426	406	428	394
Outside data processing and other services	85	89	87	89	81
Equipment	41	42	41	40	40
Net occupancy	40	41	38	38	42
Professional services	11	14	16	12	12
Amortization of intangibles	11	12	12	12	13
Marketing	9	9	10	11	7
Deposit and other insurance expense	9	10	8	8	8
Other noninterest expense	51	58	49	62	56
Total noninterest expense	652	701	667	700	653
Income before income taxes	58	372	439	427	421
Provision for income taxes	10	55	67	63	63
Net income	48	317	372	364	358
Dividends on preferred shares	18	19	18	18	19
Net income applicable to common shares	$30	$298	$354	$346	$339

Average common shares—basic	1,018	1,029	1,035	1,045	1,047
Average common shares—diluted	1,035	1,047	1,051	1,060	1,066
Net income per common share—basic	$0.03	$0.29	$0.34	$0.33	$0.32
Net income per common share—diluted	0.03	0.28	0.34	0.33	0.32
Return on average total assets	0.17%	1.15%	1.37%	1.36%	1.35%
Return on average common shareholders’ equity	1.1	11.1	13.4	13.5	13.8
Return on average tangible common shareholders’ equity (1)	1.8	14.3	17.3	17.7	18.3
Net interest margin (2)	3.14	3.12	3.20	3.31	3.39
Efficiency ratio (3)	55.4	58.4	54.7	57.6	55.8
Effective tax rate	17.0	14.8	15.4	14.6	15.0
Revenue—FTE
Net interest income	$790	$780	$799	$812	$822
FTE adjustment	6	6	6	7	7
Net interest income (2)	796	786	805	819	829
Noninterest income	361	372	389	374	319
Total revenue (2)	$1,157	$1,158	$1,194	$1,193	$1,148

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

2020 1Q Form 10-Q 9

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended					Change
	March 31,	December 31,	September 30,	June 30,	March 31,	1Q20 vs. 1Q19
(dollar amounts in millions)	2020	2019	2019	2019	2019	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank	$680	$672	$514	$518	$501	$179	36%
Interest-bearing deposits in banks	150	176	149	135	109	41	38
Securities:
Trading account securities	95	109	137	161	138	(43)	(31)
Available-for-sale securities:
Taxable	11,671	11,221	11,096	10,501	10,752	919	9
Tax-exempt	2,753	2,791	2,820	2,970	3,048	(295)	(10)
Total available-for-sale securities	14,424	14,012	13,916	13,471	13,800	624	5
Held-to-maturity securities—taxable	9,428	8,592	8,566	8,771	8,653	775	9
Other securities	445	448	437	466	536	(91)	(17)
Total securities	24,392	23,161	23,056	22,869	23,127	1,265	5
Loans held for sale	865	950	877	734	700	165	24
Loans and leases: (3)
Commercial:
Commercial and industrial	30,849	30,373	30,632	30,644	30,546	303	1
Commercial real estate:
Construction	1,165	1,181	1,165	1,168	1,174	(9)	(1)
Commercial	5,566	5,625	5,762	5,732	5,686	(120)	(2)
Commercial real estate	6,731	6,806	6,927	6,900	6,860	(129)	(2)
Total commercial	37,580	37,179	37,559	37,544	37,406	174	—
Consumer:
Automobile	12,924	12,607	12,181	12,219	12,361	563	5
Home equity	9,026	9,192	9,353	9,482	9,641	(615)	(6)
Residential mortgage	11,391	11,330	11,214	11,010	10,787	604	6
RV and marine	3,590	3,564	3,528	3,413	3,296	294	9
Other consumer	1,185	1,231	1,261	1,264	1,284	(99)	(8)
Total consumer	38,116	37,924	37,537	37,388	37,369	747	2
Total loans and leases	75,696	75,103	75,096	74,932	74,775	921	1
Allowance for loan and lease losses	(1,239)	(787)	(799)	(778)	(780)	(459)	(59)
Net loans and leases	74,457	74,316	74,297	74,154	73,995	462	1
Total earning assets	101,783	100,062	99,692	99,188	99,212	2,571	3
Cash and due from banks	914	864	817	835	853	61	7
Intangible assets	2,217	2,228	2,240	2,252	2,265	(48)	(2)
All other assets	6,472	6,346	6,216	5,982	5,961	511	9
Total assets	$110,147	$108,713	$108,166	$107,479	$107,511	$2,636	2%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$21,202	$20,140	19,796	$19,693	$19,770	$1,432	7%
Money market deposits	24,697	24,560	24,266	23,305	22,935	1,762	8
Savings and other domestic deposits	9,632	9,552	9,681	10,105	10,338	(706)	(7)
Core certificates of deposit (4)	3,943	4,795	5,666	5,860	6,052	(2,109)	(35)
Other domestic time deposits of $250,000 or more	321	313	315	310	335	(14)	(4)
Brokered deposits and negotiable CDs	2,884	2,589	2,599	2,685	3,404	(520)	(15)
Total interest-bearing deposits	62,679	61,949	62,323	61,958	62,834	(155)	—
Short-term borrowings	3,383	1,965	2,331	3,166	2,320	1,063	46
Long-term debt	10,076	9,886	9,536	8,914	8,979	1,097	12
Total interest-bearing liabilities	76,138	73,800	74,190	74,038	74,133	2,005	3
Demand deposits—noninterest-bearing	20,054	20,643	19,926	19,760	19,938	116	1
All other liabilities	2,319	2,386	2,336	2,206	2,284	35	2
Shareholders’ equity	11,636	11,884	11,714	11,475	11,156	480	4
Total liabilities and shareholders’ equity	$110,147	$108,713	$108,166	$107,479	$107,511	$2,636	2%

10 Huntington Bancshares Incorporated

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Fully-taxable equivalent basis (1)	2020	2019	2019	2019	2019
Assets:
Interest-bearing deposits in Federal Reserve Bank	1.08%	1.66%	2.19%	2.38%	2.40%
Interest-bearing deposits in banks	1.52	1.81	2.38	2.08	1.75
Securities:
Trading account securities	3.21	2.45	2.36	1.92	2.03
Available-for-sale securities:
Taxable	2.62	2.63	2.67	2.73	2.82
Tax-exempt	3.30	3.43	3.63	3.66	3.69
Total available-for-sale securities	2.75	2.79	2.87	2.94	3.01
Held-to-maturity securities—taxable	2.50	2.50	2.51	2.54	2.52
Other securities	2.07	2.57	3.15	3.44	4.51
Total securities	2.64	2.68	2.74	2.79	2.86
Loans held for sale	3.39	3.40	3.69	4.00	4.07
Loans and leases: (3)
Commercial:
Commercial and industrial	4.12	4.31	4.57	4.82	4.91
Commercial real estate:
Construction	4.75	5.07	5.50	5.59	5.58
Commercial	4.00	4.36	4.67	4.88	5.00
Commercial real estate	4.13	4.48	4.81	5.00	5.10
Total commercial	4.12	4.34	4.61	4.85	4.94
Consumer:
Automobile	4.05	4.15	4.09	4.02	3.95
Home equity	4.75	5.03	5.38	5.56	5.61
Residential mortgage	3.70	3.73	3.80	3.84	3.86
RV and marine	4.91	4.96	4.96	4.94	4.96
Other consumer	12.39	12.71	13.34	13.29	13.07
Total consumer	4.45	4.59	4.72	4.76	4.75
Total loans and leases	4.29	4.47	4.67	4.80	4.85
Total earning assets	3.88	4.03	4.21	4.35	4.40
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.43	0.63	0.57	0.58	0.56
Money market deposits	0.81	0.99	1.20	1.15	1.04
Savings and other domestic deposits	0.17	0.20	0.22	0.23	0.23
Core certificates of deposit (4)	1.91	2.09	2.17	2.15	2.11
Other domestic time deposits of $250,000 or more	1.56	1.70	1.85	1.92	1.82
Brokered deposits and negotiable CDs	1.22	1.67	2.21	2.39	2.38
Total interest-bearing deposits	0.68	0.87	0.98	0.97	0.94
Short-term borrowings	1.46	1.66	2.28	2.41	2.41
Long-term debt	2.70	3.50	3.59	3.91	3.98
Total interest-bearing liabilities	0.98	1.24	1.36	1.39	1.35

Net interest rate spread	2.90	2.79	2.85	2.96	3.05
Impact of noninterest-bearing funds on margin	0.24	0.33	0.35	0.35	0.34
Net interest margin	3.14%	3.12%	3.20%	3.31%	3.39%

(1)	FTE yields are calculated assuming a 21% tax rate.
(2)    Loan and lease and deposit average yield rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(4)	Includes consumer certificates of deposit of $250,000 or more.

2020 1Q Form 10-Q 11

2020 First Quarter versus 2019 First Quarter
FTE net interest income for the 2020 first quarter decreased $33 million, or 4%, from the 2019 first quarter. This reflected a 25 basis point decrease in the NIM to 3.14%, partially offset by the benefit from the $2.6 billion, or 3%, increase in average earning assets. The NIM compression reflected a 52 basis point year-over-year decrease in average earning asset yields and a 10 basis point decrease in the benefit from noninterest-bearing funds, partially offset by a 37 basis point decrease in average interest-bearing liability costs. The decrease in earning asset yields was primarily driven by the impact of lower interest rates in the quarter on commercial and home equity loan yields. The decrease in average interest-bearing liability costs primarily reflects lower interest-bearing deposit costs (down 26 basis points) and lower long-term debt costs (down 128 basis points), both reflecting the impact of lower interest rates.
Average earning assets for the 2020 first quarter increased $2.6 billion, or 3%, from the year-ago quarter, primarily reflecting a $1.3 billion, or 5%, increase in average total securities and a $0.9 billion, or 1%, increase in average total loans and leases. The increase in average total securities primarily reflected portfolio growth and the mark-to-market of the available-for-sale portfolio. Average residential mortgage loans increased $0.6 billion, or 6%, reflecting robust portfolio mortgage production over the past four quarters. Average automobile loans increased $0.6 billion, or 5%, driven by strong production over the past two quarters. Partially offsetting these increases, average home equity loans and lines of credit decreased $0.6 billion, or 6%, reflecting a shift in consumer preferences.
Average total interest-bearing liabilities for the 2020 first quarter increased $2.0 billion, or 3%, from the year-ago quarter. Average total debt increased $2.2 billion, or 19%, to fund the increase in the size of our securities portfolio as part of our interest rate hedging strategy. Average total deposits remained flat, while average total core deposits increased $0.5 billion, or 1%. Average money market deposits increased $1.8 billion, or 8%, reflecting growth driven by promotional pricing and a continued shift in consumer product mix. Average total demand deposits increased $1.5 billion, or 4%, primarily driven by commercial interest-bearing demand deposit growth. Partially offsetting these increases, average core CDs decreased $2.1 billion, or 35%, reflecting the maturity of the balances related to the 2018 consumer deposit growth initiatives. Savings and other domestic deposits decreased $0.7 billion, or 7%, primarily reflecting a continued shift in consumer product mix. Average brokered deposits and negotiable CDs decreased $0.5 billion, or 15%, reflecting the maturity of brokered CDs in the 2019 first quarter.
2020 First Quarter versus 2019 Fourth Quarter
Compared to the 2019 fourth quarter, FTE net interest income increased $10 million, or 1%, reflecting NIM expansion of 2 basis points and a 2% increase in average earning assets. The NIM expansion reflected a 26 basis point decrease in average interest-bearing liability costs partially offset by a 15 basis point decrease in average earning asset yields and a 9 basis point decrease in the benefit from noninterest-bearing funds. The decrease in average interest-bearing liability costs primarily reflects lower interest-bearing deposit costs (down 19 basis points) and lower long-term debt costs (down 80 basis points), both reflecting the impact of lower interest rates. Long-term debt costs in the 2020 first quarter also benefited from approximately $10 million (or 40 basis points) of derivative ineffectiveness. The decrease in earning asset yields was primarily driven by the impact of lower interest rates in the quarter on commercial and home equity loan yields.
Compared to the 2019 fourth quarter, average earning assets increased $1.7 billion, or 2%, primarily reflecting a $1.2 billion, or 5%, increase in average total securities and a $0.6 billion, or 1%, increase in average total loans and leases. The increase in average total securities primarily reflected portfolio growth. Average C&I loans increased $0.5 billion, or 2%, reflecting growth in corporate banking, asset finance, and dealer floorplan.
Average total interest-bearing liabilities increased $2.3 billion, or 3%. Average total debt increased $1.6 billion, or 14%, to fund the increase in the size of our securities portfolio as part of our interest rate hedging strategy. Average total demand deposits increased $0.5 billion, or 1%, primarily driven by commercial interest-bearing demand deposit growth. Average core CDs decreased $0.9 billion, or 18%, reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives.

12 Huntington Bancshares Incorporated

While not materially impacting average balances for 2020 first quarter, period-end loans increased $2.6 billion, or 3%, compared with year-end. This increase was driven by a $2.3 billion, or 7%, increase in commercial loans, primarily reflecting draws on commercial lines of credit in late March. Additionally, period-end deposits increased $4.5 billion, or 5%, compared to 2019 year-end. The increase was driven by a $3.3 billion, or 8% increase in demand deposits, primarily reflecting commercial deposit inflows in late March and seasonal government banking deposit inflows, and a $1.3 billion, or 51%, increase in brokered deposits.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses for the 2020 first quarter was $441 million, which increased $374 million, or 558%, compared to the first quarter 2019. The increase from the 2019 first quarter provision for credit losses is attributed to the deteriorating economic outlook resulting from the COVID-19 pandemic, the increase in commercial charge-offs, and downgrades within the oil and gas portfolio.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 3 - Noninterest Income
	Three Months Ended			1Q20 vs. 1Q19		1Q20 vs. 4Q19
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2020	2019	2019	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$87	$95	$87	$—	—%	$(8)	(8)%
Card and payment processing income	58	64	56	2	4	(6)	(9)
Trust and investment management services	47	47	44	3	7	—	—
Mortgage banking income	58	58	21	37	176	—	—
Capital markets fees	33	31	22	11	50	2	6
Insurance income	23	24	21	2	10	(1)	(4)
Bank owned life insurance income	16	17	16	—	—	(1)	(6)
Gain on sale of loans and leases	8	16	13	(5)	(38)	(8)	(50)
Net (losses) gains on sales of securities	—	(22)	—	—	—	22	100
Other noninterest income	31	42	39	(8)	(21)	(11)	(26)
Total noninterest income	$361	$372	$319	$42	13%	$(11)	(3)%
2020 First Quarter versus 2019 First Quarter
Total noninterest income for the 2020 first quarter increased $42 million, or 13%, from the year-ago quarter. Mortgage banking income increased $37 million, or 176%, primarily reflecting an 86% increase in salable mortgage originations, higher secondary marketing spreads, and a $7 million increase in income from net MSR risk management. Capital markets fees increased $11 million, or 50%, driven by an increase in interest rate derivatives activity and $6 million of unfavorable commodities derivatives mark-to-market adjustments in the year-ago quarter. Other noninterest income decreased $8 million, or 21%, primarily due to lower fixed income brokerage income and negative mark-to-market changes on mutual funds and derivative liabilities, thus partially offsetting the aforementioned increases. Gain on sale of loans and leases decreased $5 million, or 38%, primarily due to lower SBA loan sales.

2020 1Q Form 10-Q 13

2020 First Quarter versus 2019 Fourth Quarter
Compared to the 2019 fourth quarter, total noninterest income decreased $11 million, or 3%. Other noninterest income decreased $11 million, or 26%, primarily as a result of negative mark-to-market on mutual funds and derivative liabilities as well as lower income on terminated leases. Service charges on deposit accounts decreased $8 million, or 8%, primarily reflecting seasonality. Gain on sale of loans and leases decreased $8 million, or 50%, primarily due to seasonality of SBA loan sales and lower technology lease sales. Cards and payment processing income decreased $6 million, or 9%, primarily reflecting seasonality and lower card usage late in the 2020 first quarter. Partially offsetting these decreases, net gains on sale of securities were less than $1 million in the 2020 first quarter compared to $22 million of net losses in the prior quarter related to the $2 billion portfolio repositioning completed in the 2019 fourth quarter.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 4 - Noninterest Expense
	Three Months Ended			1Q20 vs. 1Q19		1Q20 vs. 4Q19
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2020	2019	2019	Amount	Percent	Amount	Percent
Personnel costs	$395	$426	$394	$1	—%	$(31)	(7)%
Outside data processing and other services	85	89	81	4	5	(4)	(4)
Equipment	41	42	40	1	3	(1)	(2)
Net occupancy	40	41	42	(2)	(5)	(1)	(2)
Professional services	11	14	12	(1)	(8)	(3)	(21)
Amortization of intangibles	11	12	13	(2)	(15)	(1)	(8)
Marketing	9	9	7	2	29	—	—
Deposit and other insurance expense	9	10	8	1	13	(1)	(10)
Other noninterest expense	51	58	56	(5)	(9)	(7)	(12)
Total noninterest expense	$652	$701	$653	$(1)	—%	$(49)	(7)%
Number of employees (average full-time equivalent)	15,386	15,495	15,738	(352)	(2)%	(109)	(1)%
2020 First Quarter versus 2019 First Quarter
Total noninterest expense for the 2020 first quarter decreased $1 million, or less than 1%, from the year-ago quarter.
2020 First Quarter versus 2019 Fourth Quarter
Total noninterest expense decreased $49 million, or 7%, from the 2019 fourth quarter. Personnel costs decreased $31 million, or 7%, primarily reflecting the $15 million of expense related to position reductions completed in the 2019 fourth quarter as well as lower incentive compensation and medical expenses. Other noninterest expense decreased $7 million, or 12%, primarily as a result of a $4 million final true-up in the 2019 fourth quarter of the earn out related to the Hutchinson, Shockey, Erley & Co. acquisition and reduced travel and business development expense.
Provision for Income Taxes
The provision for income taxes in the 2020 first quarter was $10 million. This compared with a provision for income taxes of $63 million in the 2019 first quarter and $55 million in the 2019 fourth quarter. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The effective tax rates for the 2020 first quarter, 2019 first quarter, and 2019 fourth quarter were 17.0%, 15.0%, and 14.8%, respectively. The variance between the 2020 first quarter compared to the 2019 first quarter and the 2019 fourth quarter provision for income taxes and effective tax rates relates primarily to lower pre-tax income and the impact of stock-based compensation. The net federal deferred tax liability was $236 million and the net state deferred tax asset was $35 million at March 31, 2020.

14 Huntington Bancshares Incorporated

We file income tax returns with the IRS and various state and city jurisdictions. Federal income tax audits have been completed for tax years through 2009. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have been settled, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. While the statute of limitations remains open for tax years 2012 through 2018, the IRS has advised that tax years 2012 through 2014 will not be audited and is currently examining the federal income tax returns for 2015 through 2017. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.
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
We believe that our primary risk exposures are credit, market, liquidity, operational and compliance. More information on risk can be found in the Risk Factors section included in Item 1A of our 2019 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2019 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2019 Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 3 “Investment Securities and Other Securities” of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
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
Currently, we are in the process of assessing the impact of COVID-19 on our loan portfolio, as we would with any natural disaster or significant economic decline.  Huntington responded to our customers immediately with offers of payment deferrals, suspended repossessions and foreclosures, and eliminating late fees.  We believe that these decisions are an appropriate response to the widespread impact to the economic conditions across both commercial and consumer borrowers.  The longer term impact of our response is dependent upon a significant number of variables, including the duration of the shelter in place orders, definition of essential businesses, and economy re-opening strategies implemented by the various federal, state, and local governments.  Increased unemployment and decreased consumer confidence will lead to an increased risk of delinquencies, defaults, and foreclosures in our consumer portfolio. Increased credit deterioration will lead to elevated default rates in our COVID-19 highly impacted industries. The economic decline was rapidly evolving at the end of the quarter and

2020 1Q Form 10-Q 15

while we can expect to see a negative impact in upcoming quarters, it is too early to quantify the impact. Huntington will comply with all aspects of the CARES Act, will continue to provide PPP loans as the funding is available, and will work with customers that request assistance or have been negatively impacted.
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2019 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 5 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
Commercial:
Commercial and industrial	$32,959	42%	$30,664	41%	$30,394	41%	$30,608	41%	$30,972	41%
Commercial real estate:
Construction	1,180	2	1,123	1	1,157	2	1,146	1	1,152	2
Commercial	5,793	7	5,551	7	5,698	8	5,742	8	5,643	8
Commercial real estate	6,973	9	6,674	8	6,855	10	6,888	9	6,795	10
Total commercial	39,932	51	37,338	49	37,249	51	37,496	50	37,767	51
Consumer:
Automobile	12,907	17	12,797	17	12,292	15	12,173	16	12,272	16
Home equity	9,010	11	9,093	12	9,300	12	9,419	12	9,551	13
Residential mortgage	11,398	15	11,376	15	11,247	15	11,182	15	10,885	14
RV and marine	3,643	5	3,563	5	3,553	5	3,492	5	3,344	4
Other consumer	1,145	1	1,237	2	1,251	2	1,271	2	1,260	2
Total consumer	38,103	49	38,066	51	37,643	49	37,537	50	37,312	49
Total loans and leases	$78,035	100%	$75,404	100%	$74,892	100%	$75,033	100%	$75,079	100%
Our loan portfolio is composed of a managed mix of consumer and commercial credits. At the corporate level, we manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC of the Board of Directors and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics, require the approval of the ROC prior to implementation.
Commercial Credit
Refer to the “Commercial Credit” section of our 2019 Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2019 Form 10-K for our consumer credit underwriting and on-going credit management processes.

16 Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2019 are consistent with the portfolio growth metrics.

Table 6 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
Commercial loans and leases:
Real estate and rental and leasing	$6,991	9%	$6,662	9%	$6,826	9%	$6,983	9%	$6,955	9%
Retail trade (1)	5,886	8	5,239	7	5,031	7	5,161	7	5,266	7
Manufacturing	5,846	7	5,248	7	5,141	7	5,329	7	5,338	7
Finance and insurance	3,670	5	3,307	4	3,308	4	3,473	5	3,457	5
Health care and social assistance	2,815	4	2,498	3	2,604	3	2,497	3	2,575	3
Wholesale trade	2,555	3	2,437	3	2,449	3	2,604	3	2,725	4
Accommodation and food services	2,081	3	2,072	3	2,008	3	1,868	2	1,782	2
Mining, quarrying, and oil and gas extraction	1,162	1	1,304	2	1,375	2	1,310	2	1,306	2
Professional, scientific, and technical services	1,615	2	1,360	2	1,242	2	1,336	2	1,401	2
Other services	1,358	2	1,310	2	1,347	2	1,360	2	1,243	2
Transportation and warehousing	1,211	2	1,207	2	1,324	2	1,240	2	1,323	2
Construction	962	1	900	1	973	1	892	1	973	1
Information	728	1	649	1	619	1	527	1	522	1
Arts, entertainment, and recreation	694	1	690	1	654	1	617	1	585	1
Admin./Support/Waste Mgmt. and Remediation Services	693	1	731	1	687	1	681	1	690	1
Utilities	629	1	546	1	419	1	445	1	428	1
Educational services	465	—	463	—	467	1	481	1	478	1
Public administration	259	—	261	—	254	—	247	—	249	—
Agriculture, forestry, fishing and hunting	141	—	154	—	172	—	174	—	171	—
Management of companies and enterprises	104	—	105	—	112	—	103	—	113	—
Unclassified/Other	67	—	195	—	237	1	168	—	187	—
Total commercial loans and leases by industry category	39,932	51	37,338	49	37,249	51	37,496	50	37,767	51
Automobile	12,907	17	12,797	17	12,292	15	12,173	16	12,272	16
Home equity	9,010	11	9,093	12	9,300	12	9,419	12	9,551	13
Residential mortgage	11,398	15	11,376	15	11,247	15	11,182	15	10,885	14
RV and marine	3,643	5	3,563	5	3,553	5	3,492	5	3,344	4
Other consumer loans	1,145	1	1,237	2	1,251	2	1,271	2	1,260	2
Total loans and leases	$78,035	100%	$75,404	100%	$74,892	100%	$75,033	100%	$75,079	100%

(1)
Amounts include $4.0 billion, $3.7 billion, $3.5 billion, $3.6 billion and $3.6 billion of auto dealer services loans at March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively.

Credit Quality
(This section should be read in conjunction with Note 4 “Loans / Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.)
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

2020 1Q Form 10-Q 17

Credit quality performance in the 2020 first quarter reflected total NCOs as a percent of average loans, annualized, of 0.62%, an increase from 0.39% in the prior quarter. Total NCOs were $117 million, an increase of $44 million from the prior quarter. The increase was centered within the oil and gas portfolio and a $38 million coal-related commercial credit. Consumer NCOs have remained consistent with the prior quarter. NPAs increased from the prior quarter by $88 million, driven predominately by additions from the oil and gas portfolio. NPAs to total loans and leases increased to 0.75%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 4 “Loans / Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section of our 2019 Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $426 million of commercial related NALs at March 31, 2020, $329 million, or 77%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 7 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Nonaccrual loans and leases (NALs):
Commercial and industrial	$396	$323	$291	$281	$271
Commercial real estate	30	10	12	17	9
Automobile	6	4	5	4	4
Home equity	58	59	60	60	64
Residential mortgage	66	71	69	62	68
RV and marine	2	1	1	1	1
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	558	468	438	425	417
Other real estate, net:
Residential	8	9	10	10	14
Commercial	2	2	2	4	4
Total other real estate, net	10	11	12	14	18
Other NPAs (1)	18	19	32	21	26
Total nonperforming assets	$586	$498	$482	$460	$461

Nonaccrual loans and leases as a % of total loans and leases	0.72%	0.62%	0.58%	0.57%	0.56%
NPA ratio (2)	0.75	0.66	0.64	0.61	0.61

(1)	Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.

(2)	Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

18 Huntington Bancshares Incorporated

2020 First Quarter versus 2019 Fourth Quarter.
Total NPAs increased by $88 million, or 18%, compared with December 31, 2019, driven by $242 million new NPAs in the C&I portfolio, including a $139 million increase related to oil and gas. This increase was partially offset by charge-offs and payments in the C&I portfolio.
TDR Loans
(This section should be read in conjunction with Note 4 “Loans / Leases” of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2019 Form 10-K.)
On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.
Over the past five quarters, over 79% of the total TDR balance remains accruing as borrowers continue to make their monthly payments, resulting in no identified credit losses. As of March 31, 2020, over 80% of the $446 million of accruing TDRs secured by residential real estate (residential mortgage and home equity in Table 8) are current on their required payments, with over 61% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 8 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
TDRs—accruing:
Commercial and industrial	$219	$213	$225	$245	$270
Commercial real estate	37	37	40	48	60
Automobile	42	40	39	37	37
Home equity	219	226	233	241	247
Residential mortgage	227	223	221	221	219
RV and marine	3	3	3	2	2
Other consumer	11	11	10	10	9
Total TDRs—accruing	758	753	771	804	844
TDRs—nonaccruing:
Commercial and industrial	119	109	84	88	86
Commercial real estate	4	6	6	6	6
Automobile	2	2	3	3	3
Home equity	25	26	26	26	28
Residential mortgage	42	42	44	43	43
RV and marine	2	1	1	1	1
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	194	186	164	167	167
Total TDRs	$952	$939	$935	$971	$1,011
Overall TDRs increased slightly in the quarter. Payment deferrals and forbearance plans entered into towards the end of the quarter as a result of the COVID-19 pandemic were generally not considered TDRs.  Huntington continues to proactively work with our borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The

2020 1Q Form 10-Q 19

accruing TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
ACL
(This section should be read in conjunction with Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.)
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb lifetime expected credit losses in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL.
Effective January 1, 2020, Huntington adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. Upon adoption of ASU 2016-13, Huntington implemented new credit loss models within our loan and lease portfolio. These models incorporate historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. We make various judgments combined with historical loss experience to generate a loss rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
We use a combination of statistically-based models that consume current and future economic conditions throughout the contractual life of the loan. The process of estimating expected credit losses is based on several key parameters: Probability of Default (PD), Exposure at Default (EAD), and Loss Given Default (LGD). Beyond the reasonable and supportable period (two to three years), the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenario.
These three parameters are utilized to estimate the cumulative credit losses over the remaining expected life of the loan. We also consider the likelihood a previously charged-off account will be recovered. This calculation is dependent on how long ago the account was charged-off and future economic conditions, which estimate the likelihood and magnitude of recovery. Our models are developed using internal historical loss experience covering the full economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels discussed below. These macroeconomic scenarios contain certain geographic based variables that are influential to our modeling process, including GDP, unemployment rates, interest rates, and housing prices. The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the economic scenarios. Lifetime losses for most of our loans and receivables are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, remaining months within loan agreement, among others.
During the first two months of the quarter, we experienced relatively stable economic conditions in comparison to those used to develop our Day 1 CECL estimate which would have translated to a relatively flat allowance estimate. However, in the last month of the quarter, deterioration of the estimated global  macroeconomic outlook as a result of COVID-19 impacts, along with instability within the oil and gas sector led to a significant build in ACL levels and an associated increase in provision for credit losses. Subsequent to the completion of our quarter-end estimation process, we received an updated macroeconomic outlook provided by our independent third party.  It reflects a more significant deterioration in GDP and unemployment than when we completed our estimation process for the first quarter. If those forecasts were to hold or worsen, we would expect to further increase our ACL in future periods.
Our ACL development methodology committee is responsible for governance of the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. A separate executive level committee is responsible for the governance process around the appropriateness of scenarios used as part of the reasonable and supportable forecast period. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded commitments, where

20 Huntington Bancshares Incorporated

appropriate. Losses related to the unfunded commitments are then recorded as AULC within other liabilities in the Unaudited Condensed Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
Huntington adopted ASC Topic 326 using the modified retrospective method for all financial assets in scope of the standard. Results for reporting periods beginning after January 1, 2020 are presented under ASC Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, Huntington recorded an increase to the ACL of $393 million and a corresponding decrease to retained earnings of approximately $306 million, net of tax of $87 million. The overall increase to the ACL at January 1, 2020 was comprised of a $180 million increase in the commercial ALLL, a $211 million increase in the consumer ALLL, and a $2 million increase to the AULC. The increase in the commercial portfolio was largely attributable to adjustments to cover heightened risks of future deterioration in the oil and gas and leveraged lending portfolios. The increase in the consumer portfolio was largely attributable to the longer asset duration associated with many of these products.
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 9 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
ALLL
Commercial
Commercial and industrial	$837	42%	$469	41%	$441	41%	$455	41%	$437	41%
Commercial real estate	159	9	83	8	120	10	105	9	108	10
Total commercial	996	51	552	49	561	51	560	50	545	51
Consumer
Automobile	148	17	57	17	54	15	53	16	53	16
Home equity	120	11	50	12	47	12	47	12	53	13
Residential mortgage	53	15	23	15	22	15	22	15	23	14
RV and marine	97	5	21	5	20	5	18	5	20	4
Other consumer	90	1	80	2	79	2	74	2	70	2
Total consumer	508	49	231	51	222	49	214	50	219	49
Total ALLL	1,504	100%	783	100%	783	100%	774	100%	764	100%
AULC	99		104		101		101		100
Total ACL	$1,603		$887		$884		$875		$864
Total ALLL as a % of
Total loans and leases		1.93%		1.04%		1.05%		1.03%		1.02%
Nonaccrual loans and leases		270		167		179		182		183
NPAs		257		157		163		168		166
Total ACL as % of
Total loans and leases		2.05%		1.18%		1.18%		1.17%		1.15%
Nonaccrual loans and leases		287		190		202		206		207
NPAs		273		178		184		190		186

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2020 First Quarter versus 2019 Fourth Quarter
At March 31, 2020, the ALLL was $1,504 million, an increase of $721 million compared to the December 31, 2019 balance of $783 million. The ALLL to total loans and leases ratio increased 89 basis points to 1.93%. As referenced above, the implementation of CECL resulted in a January 1 adoption impact of $391 million. The ALLL

2020 1Q Form 10-Q 21

increased $330 million during the quarter primarily driven by the deteriorating economic outlook resulting from the COVID-19 pandemic. The ACL to total loans ratio was 2.05% at March 31, 2020, and 1.18% at December 31, 2019. This increase is reflective of the transition to the CECL lifetime loss methodology, the deteriorating economic outlook resulting from the COVID-19 pandemic and increased specific reserves, almost exclusively against the oil and gas portfolio.
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

22 Huntington Bancshares Incorporated

Table 10 - Quarterly Net Charge-off Analysis
	Three Months Ended
	March 31,	December 31,	March 31,
(dollar amounts in millions)	2020	2019	2019
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$84	$36	$31
Commercial real estate:
Construction	—	—	—
Commercial	(1)	—	2
Commercial real estate	(1)	—	2
Total commercial	83	36	33
Consumer:
Automobile	7	9	10
Home equity	5	1	3
Residential mortgage	1	1	3
RV and marine	2	4	3
Other consumer	19	22	19
Total consumer	34	37	38
Total net charge-offs	$117	$73	$71

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	1.09%	0.47%	0.41%
Commercial real estate:
Construction	0.08	(0.03)	(0.11)
Commercial	(0.06)	0.01	0.12
Commercial real estate	(0.03)	—	0.08
Total commercial	0.89	0.38	0.35
Consumer:
Automobile	0.22	0.30	0.32
Home equity	0.19	0.02	0.12
Residential mortgage	0.02	0.04	0.10
RV and marine	0.27	0.39	0.39
Other consumer	6.45	7.26	6.29
Total consumer	0.35	0.39	0.41
Net charge-offs as a % of average loans	0.62%	0.39%	0.38%
In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL is established consistent with the level of risk associated with the commercial portfolio’s original underwriting. As a part of our normal portfolio management process for commercial loans, loans within the portfolio are periodically reviewed, and with improvement or deterioration in the risk rating, there is a corresponding movement in allowance levels (assuming unchanged economic outlook).  For TDRs and loans with unique risk characteristics, a specific reserve is established based on the discounted projected cash flows or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL is established. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan coupled with the economic conditions forecasted over the life of the loan. Specific reserves are not identified for consumer loans, except for TDRs. In summary, if loan quality deteriorates, or the likelihood of worsening economic conditions increases, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a commercial loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.

2020 1Q Form 10-Q 23

2020 First Quarter versus 2019 Fourth Quarter
NCOs were an annualized 0.62% of average loans and leases in the current quarter, increasing from 0.39% in the 2019 fourth quarter, and above our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.89% in the current quarter compared to 0.38% in the 2019 fourth quarter. The increase in commercial NCOs was centered in our oil and gas portfolio and a $38 million coal-related commercial credit. Consumer charge-offs were slightly lower for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the level of NCOs we have experienced on an overall portfolio basis, we would expect to see continued elevated NCOs.

Market Risk
(This section should be read in conjunction with the “Market Risk” section of our 2019 Form 10-K for our on-going market risk management processes.)
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
Huntington measures market risk exposure via financial simulation models, which provide management with insights on the potential impact to net interest income and other key metrics as a result of changes in market interest rates. Models are used to simulate cash flows and accrual characteristics of the balance sheet based on assumptions regarding the slope or shape of the yield curve, the direction and volatility of interest rates, and the changing composition and characteristics of the balance sheet resulting from strategic objectives and customer behavior. Assumptions and models provide extensive information on forecasted balance sheet growth and composition, and the pricing and maturity characteristics of current and future business.
In measuring the financial risks associated with interest rate sensitivity in Huntington’s balance sheet, Huntington compares a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward reflects the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios which are instantaneous parallel rate shifts, and “ramp” scenarios where the parallel shift is applied gradually over the first 12 months of the forecast on a pro rata basis. Measures of Net Interest Income at Risk follow ramp scenarios, and measures of Economic Value of Equity follows shock scenarios. In both shock and ramp scenarios with falling rates, Huntington presumes that market rates cannot go below 0%. The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.

Table 11 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	NA	-2.0%	-4.0%
March 31, 2020	-0.5%	1.5%	2.4%
December 31, 2019	0.1%	1.0%	2.3%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months.
With rates having fallen materially this quarter, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.  Management is now using the down 25 basis point scenario, which is more meaningful in the current market rate environment than the down 100 basis point scenario.  Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration.

24 Huntington Bancshares Incorporated

The increase in sensitivity was driven by the impact of lower forecast rates on non-maturity deposits resulting in slower balance runoff, and higher securities prepayments in the implied forward scenario, providing more opportunity for higher reinvestment rates in up rate environments.
Our NII at Risk is within our Board of Directors’ policy limits for the +100 and +200 basis point scenarios. There is no Board policy limit for the down 25 basis point scenario.

Table 12 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	NA	-6.0%	-12.0%
March 31, 2020	-0.4%	-0.2%	-4.4%
December 31, 2019	—%	-3.1%	-9.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates.
With rates having fallen materially this quarter, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.  Management is now using the down 25 basis point scenario, which is more meaningful in the current market rate environment than the down 100 basis point scenario. Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration.
We are within our Board of Directors’ policy limits for the +100 and +200 basis point scenarios.  There is no board policy limit for the down 25 basis point scenario. The EVE depicts an asset sensitive balance sheet profile in the -25 basis point scenario and a liability sensitive profile due to additional convexity in the +100 and +200 basis point scenarios. The change in sensitivity was driven by lower interest rates slowing deposit runoff.
Use of Derivatives to Manage Interest Rate Risk
An integral component of our interest rate risk management strategy is use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that we may use as part of our interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts, and forward starting interest rate swaps.
Table 13 shows all swap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 12 “Derivative Financial Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements.

2020 1Q Form 10-Q 25

The following table presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at March 31, 2020 and December 31, 2019.

Table 13 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Qualifying Hedging Instruments
	March 31, 2020
		Average Maturity (years)		Weighted-Average Receive Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - 1 month LIBOR	$5,975	2.65	$269	1.82%	0.97%
Receive Fixed - 1 month LIBOR - forward starting (a)	1,300	4.11	49	1.45	—
Liability conversion swaps
Receive Fixed - 1 month LIBOR	5,750	2.72	337	2.29	1.00
Receive Fixed - 3 month LIBOR	2,290	0.59	21	1.80	1.20
Total swap portfolio at March 31, 2020	$15,315		$676

	March 31, 2020
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$8,200	0.98	$127	1.84%	1.26%
Floor Spread - 1 month LIBOR	400	2.49	10	2.50 / 1.50	0.92
Floor Spread - 1 month LIBOR - forward starting (b)	3,500	4.06	86	1.68 / 0.79	—
Total floors portfolio at March 31, 2020	$12,100		$223

	December 31, 2019
		Average Maturity (years)		Weighted-Average Receive Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - 1 month LIBOR	$5,387	2.87	$51	1.89%	1.73%
Receive Fixed - 1 month LIBOR - forward starting (c)	3,250	4.02	(28)	1.32	—
Liability conversion swaps
Receive Fixed - 1 month LIBOR	5,250	2.97	146	2.37	1.72
Receive Fixed - 3 month LIBOR	2,290	0.84	5	1.80	1.94
Total swap portfolio at December 31, 2019	$16,177		$174

	December 31, 2019
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$9,200	1.45	$36	1.84%	1.54%
Floor Spread - 1 month LIBOR	400	2.74	8	2.50 / 1.50	1.79
Floor Spread - 1 month LIBOR - forward starting (d)	150	4.34	2	1.75 / 1.00	—
Total floors portfolio at December 31, 2019	$9,750		$46
(a) Forward starting swaps will become effective from June 2020 to April 2021.
(b) Forward starting floors will become effective from May 2020 to June 2021.
(c) Forward starting swaps will become effective from January 2020 to June 2021.
(d) Forward starting floors will become effective from March 2021 to June 2021.

26 Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Condensed Consolidated Financial Statements.)
On January 1, 2020, Huntington made an irrevocable election to subsequently measure all classes of residential MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the MSRs. The impact of the irrevocable election was not material.
At March 31, 2020, we had a total of $165 million of capitalized MSRs representing the right to service $23 billion in mortgage loans.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We also employ hedging strategies to reduce the risk of MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. We report changes in the MSR value net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value of the MSR are recognized in mortgage banking income.
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
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section of our 2019 Form 10-K for our on-going liquidity risk management processes.)
During the 2020 first quarter, Huntington heightened its overall liquidity risk management process, including additional communication, monitoring, and reporting, given changes in the economic environment as a result of COVID-19. Overnight funding markets continue to demonstrate ample liquidity with the ability to obtain short-term funding. We continue to closely monitor wholesale funding markets and all government sponsored programs in relation to Huntington’s liquidity position.
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 95% of total deposits at March 31, 2020. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $10.7 billion as of March 31, 2020. Subsequent to quarter end, additional securities were pledged to further increase Huntington’s borrowing capacity at the FHLB.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2020, these core deposits funded 73% of total assets (106% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $17 million and $25 million at March 31, 2020 and December 31, 2019, respectively.

2020 1Q Form 10-Q 27

The following table reflects deposit composition detail for each of the last five quarters:

Table 14 - Deposit Composition

	March 31,		December 31,		September 30,		June 30,		March 31,
(dollar amounts in millions)	2020		2019		2019		2019		2019 (1)
By Type:
Demand deposits—noninterest-bearing	$21,039	24%	$20,247	25%	$20,553	25%	$19,383	24%	$20,036	24%
Demand deposits—interest-bearing	23,115	27	20,583	25	19,976	24	19,085	24	19,906	24
Money market deposits	25,068	29	24,726	30	23,977	29	23,952	30	22,931	28
Savings and other domestic deposits	9,845	11	9,549	12	9,566	12	9,803	12	10,277	13
Core certificates of deposit (2)	3,599	4	4,356	5	5,443	7	5,703	7	6,007	7
Total core deposits:	82,666	95	79,461	97	79,515	97	77,926	97	79,157	96
Other domestic deposits of $250,000 or more	276	—	313	—	326	—	316	—	313	1
Brokered deposits and negotiable CDs	3,888	5	2,573	3	2,554	3	2,640	3	2,685	3
Total deposits	$86,830	100%	$82,347	100%	$82,395	100%	$80,882	100%	$82,155	100%
Total core deposits:
Commercial	$38,064	46%	$34,957	44%	$35,247	44%	$33,371	43%	$33,546	42%
Consumer	44,602	54	44,504	56	44,268	56	44,555	57	45,611	58
Total core deposits	$82,666	100%	$79,461	100%	$79,515	100%	$77,926	100%	$79,157	100%

(1)	March 31, 2019 includes $845 million of deposits classified as held-for-sale.

(2)	Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $45.1 billion and $39.6 billion at March 31, 2020 and December 31, 2019, respectively. Unused borrowing capacity from the FHLB totaled $19.1 billion and $14.3 billion at March 31, 2020 and December 31, 2019, respectively. Subsequent to quarter end, Huntington has pledged additional unencumbered investment securities further increasing its borrowing capacity.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At March 31, 2020, total wholesale funding was $16.8 billion, an increase from $15.3 billion at December 31, 2019. The increase from year-end primarily relates to an increase in brokered deposits and negotiable CDs, and short-term borrowings, partially offset by a decrease in other domestic deposits of $250,000 or more, and other long-term debt.
At March 31, 2020, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At March 31, 2020 and December 31, 2019, the parent company had $3.7 billion and $3.1 billion, respectively, in cash and cash equivalents.
On April 22, 2020, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on July 1, 2020, to shareholders of record on June 17, 2020. Based on the

28 Huntington Bancshares Incorporated

current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $152 million per quarter. On April 22, 2020, the Board of Directors declared a quarterly Series B, Series C, Series D, and Series E Preferred Stock dividend payable on July 15, 2020 to shareholders of record on July 1, 2020. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D and Series E are expected to be approximately $2 million, $9 million and $7 million per quarter, respectively.
During the first three months of 2020, the Bank paid preferred and common dividends of $11 million and $60 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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
We actively monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. Cybersecurity threats have increased, primarily through COVID-19 themed phishing campaigns.  We are actively monitoring our email gateways for malicious phishing email campaigns.  We have also increased our cybersecurity monitoring activities through the implementation of specific monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce is now working remotely.
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
To mitigate operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and the Audit Committee, as appropriate. Significant findings or

2020 1Q Form 10-Q 29

issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board, as appropriate.
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
As disclosed in our 2019 Form 10-K, the U.S federal banking regulatory agencies permitted BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Huntington has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below.

30 Huntington Bancshares Incorporated

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 15 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		March 31, 2020	December 31, 2019	March 31, 2019
Total risk-weighted assets	Consolidated	$90,193	$87,512	$85,966
	Bank	90,016	87,298	85,944
CET I risk-based capital	Consolidated	8,538	8,647	8,462
	Bank	9,887	9,747	9,150
Tier 1 risk-based capital	Consolidated	9,746	9,854	9,670
	Bank	10,760	10,621	10,028
Tier 2 risk-based capital	Consolidated	1,746	1,559	1,600
	Bank	1,481	1,243	1,449
Total risk-based capital	Consolidated	11,492	11,413	11,270
	Bank	12,241	11,864	11,477
CET I risk-based capital ratio	Consolidated	9.47%	9.88%	9.84%
	Bank	10.98	11.17	10.65
Tier 1 risk-based capital ratio	Consolidated	10.81	11.26	11.25
	Bank	11.95	12.17	11.67
Total risk-based capital ratio	Consolidated	12.74	13.04	13.11
	Bank	13.60	13.59	13.35
Tier 1 leverage ratio	Consolidated	9.01	9.26	9.16
	Bank	9.98	10.01	9.51

(1)
The March 31, 2020 capital ratios reflect Huntington's election of a five-year transition to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period.

At March 31, 2020, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. All capital ratios were impacted by period over period balance sheet growth. The capital impact of the repurchase of 36.7 million common shares over the last four quarters and cash dividends effectively offset earnings on a year-over-year basis.
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
Shareholders’ equity totaled $11.8 billion at March 31, 2020, largely unchanged when compared with December 31, 2019.
On June 27, 2019, Huntington announced proposed capital actions included in Huntington’s 2019 capital plan. These actions include a 7% increase in the quarterly dividend per common share to $0.15, starting in the third quarter of 2019, the repurchase of up to $513 million of common stock over the next four quarters (July 1, 2019 through June 30, 2020), and maintaining dividends on the outstanding classes of preferred stock and trust preferred securities. Any capital actions, including those contemplated above, are subject to approval by Huntington’s Board of Directors.
On July 17, 2019, the Board of Directors authorized the repurchase of up to $513 million of common shares over the four quarters through the 2020 second quarter. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.

2020 1Q Form 10-Q 31

Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios position us to take advantage of additional capital management opportunities.
Share Repurchases
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. During the 2020 first quarter, Huntington repurchased a total of 7.1 million shares at a weighted average share price of $12.38. As a result of deterioration of the economy due to the COVID-19 pandemic, we do not currently expect to repurchase shares for the balance of 2020. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
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

32 Huntington Bancshares Incorporated

rates for comparable duration assets (or liabilities). During 2019, the Company updated and refined its FTP methodology primarily related to the allocation of deposit funding costs.  Prior period amounts presented below have been restated to reflect the new methodology.
Net Income by Business Segment
Net income by business segment for the three-month periods ending March 31, 2020 and March 31, 2019 is presented in the following table:

Table 16 - Net Income by Business Segment
	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
Consumer and Business Banking	$60	$182
Commercial Banking	(86)	130
Vehicle Finance	11	40
RBHPCG	24	33
Treasury / Other	39	(27)
Net income	$48	$358
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

Consumer and Business Banking

Table 17 - Key Performance Indicators for Consumer and Business Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$364	$471	$(107)	(23)%
Provision for credit losses	82	17	65	382
Noninterest income	212	174	38	22
Noninterest expense	418	398	20	5
Provision for income taxes	16	48	(32)	(67)
Net income	$60	$182	$(122)	(67)%
Number of employees (average full-time equivalent)	7,769	8,129	(360)	(4)%
Total average assets	$24,677	$25,573	$(896)	(4)
Total average loans/leases	21,593	22,341	(748)	(3)
Total average deposits	51,296	50,897	399	1
Net interest margin	2.81%	3.71%	(0.90)%	(24)
NCOs	$32	$32	$—	—
NCOs as a % of average loans and leases	0.60%	0.56%	0.04%	7
2020 First Three Months versus 2019 First Three Months
Consumer and Business Banking, including Home Lending, reported net income of $60 million in the first three-month period of 2020, a decrease of $122 million, or 67%, compared to the year-ago period. Segment net

2020 1Q Form 10-Q 33

interest income decreased $107 million, or 23%, due to decreased spread on deposits. The provision for credit losses increased $65 million, or 382% due to the deteriorating economic environment as a result of the COVID-19 pandemic. Noninterest income increased $38 million, or 22%, primarily due to increased mortgage banking income, card interchange income from higher transaction volumes, along with increased investment sales. Noninterest expense increased $20 million, or 5%, due to increased personnel, card processing, and allocated expenses, slightly offset by lower occupancy and equipment expense as a result of branch consolidations and divestitures, along with decreased operational losses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $11 million in the first three-month period of 2020, compared with a net loss of $7 million in the year-ago period. Noninterest income increased $32 million, driven primarily by higher salable originations and higher salable spread. Noninterest expense increased $5 million due to higher originations.

Commercial Banking

Table 18 - Key Performance Indicators for Commercial Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$232	$273	$(41)	(15)%
Provision for credit losses	298	43	255	593
Noninterest income	86	76	10	13
Noninterest expense	129	141	(12)	(9)
Provision for income taxes	(23)	35	(58)	(166)
Net income	$(86)	$130	$(216)	(166)%
Number of employees (average full-time equivalent)	1,273	1,314	(41)	(3)%
Total average assets	$34,810	$33,056	$1,754	5
Total average loans/leases	27,238	27,079	159	1
Total average deposits	21,525	21,793	(268)	(1)
Net interest margin	3.15%	3.71%	(0.56)%	(15)
NCOs (Recoveries)	$75	$27	$48	178
NCOs as a % of average loans and leases	1.11%	0.39%	0.72%	185
2020 First Three Months versus 2019 First Three Months
Commercial Banking reported a net loss of $86 million in the first three-month period of 2020, a decrease of $216 million, or 166%, compared to the year-ago period. Provision for credit losses increased $255 million, or 593%, due to the deteriorating economic environment as a result of the COVID-19 pandemic, as well as an increase in specific reserves largely driven by the oil and gas portfolio and a $38 million coal-related commercial credit. Segment net interest income decreased $41 million, or 15%, primarily due to a 57 basis point decrease in net interest margin driven by a sharp decline in the value of deposits. Noninterest income increased $10 million, or 13%, largely driven by higher capital markets related revenue due to customer interest rate derivatives, increased underwriting activity and the lack of an unfavorable commodities derivative mark-to-market adjustment which occurred in the year ago quarter. Noninterest expense decreased $12 million, or 9%, primarily due to lower allocated overhead and personnel expense, which was driven by a reduction in incentives, as well as a 3% reduction in full-time equivalent employees.

34 Huntington Bancshares Incorporated

Vehicle Finance

Table 19 - Key Performance Indicators for Vehicle Finance
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$106	$95	$11	12%
Provision for credit losses	60	9	51	567
Noninterest income	3	2	1	50
Noninterest expense	35	37	(2)	(5)
Provision for income taxes	3	11	(8)	(73)
Net income	$11	$40	$(29)	(73)%
Number of employees (average full-time equivalent)	263	267	(4)	(1)%
Total average assets	$20,215	$19,269	$946	5
Total average loans/leases	20,307	19,340	967	5
Total average deposits	366	306	60	20
Net interest margin	2.08%	1.99%	0.09%	5
NCOs	$10	$13	$(3)	(23)
NCOs as a % of average loans and leases	0.19%	0.27%	(0.08)%	(30)
2020 First Three Months versus 2019 First Three Months
Vehicle Finance reported net income of $11 million in the first three-month period of 2020, a decrease of $29 million, or 73%, compared to the year-ago period. This decrease is primarily driven by a $51 million increase in the provision for loan losses due to the deteriorating economic environment as a result of the COVID-19 pandemic. Segment net interest income increased $11 million, or 12%, due to a 9 basis point increase in the net interest margin which is a result of maintaining our pricing discipline while optimizing loan production volumes combined with a decline in funding costs. This increase was also a result of a $1.0 billion, or 5%, increase in average loan balances reflecting strong indirect auto loan originations primarily in the later part of the third quarter of 2019 through most of the first quarter of 2020 as well as continued increases in indirect RV and marine, floor plan and other commercial loans. Noninterest income increased $1 million primarily as a result of fee sharing revenue on sales of interest rate derivative products, while noninterest expense decreased $2 million, or 5%, primarily reflecting lower allocated costs.

2020 1Q Form 10-Q 35

Regional Banking and The Huntington Private Client Group

Table 20 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$43	$53	$(10)	(19)%
Provision for credit losses	1	(2)	3	150
Noninterest income	50	51	(1)	(2)
Noninterest expense	62	64	(2)	(3)
Provision for income taxes	6	9	(3)	(33)
Net income	$24	$33	$(9)	(27)%
Number of employees (average full-time equivalent)	1,025	1,053	(28)	(3)%
Total average assets	$6,707	$6,218	$489	8
Total average loans/leases	6,415	5,914	501	8
Total average deposits	6,100	5,951	149	3
Net interest margin	2.69%	3.49%	(0.80)%	(23)
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	—%	—%	—
Total assets under management (in billions)—eop	$15.8	$16.4	$(0.6)	(4)
Total trust assets (in billions)—eop	123.7	112.7	11.0	10
eop - End of Period.
2020 First Three Months versus 2019 First Three Months
RBHPCG reported net income of $24 million in the first three-month period of 2020, a decrease of $9 million, or 27%, compared to the year-ago period. Segment net interest income decreased $10 million, or 19%, due to a 80 basis point decrease in net interest margin, reflecting both lower deposit and loan spreads. Average loans increased $0.5 billion, or 8%, primarily due to residential real estate mortgage loans, while average deposits increased $0.1 billion. Noninterest income decreased $1 million, or 2%, primarily due to lower revenue sharing from other segments. Noninterest expense decreased $2 million, or 3%, primarily due to lower sponsorship expense.
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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; the magnitude and duration of the COVID‐19 pandemic and its impact on the global economy and financial market conditions and our business, financial condition, liquidity, and results of operations; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services

36 Huntington Bancshares Incorporated

implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect our future results.
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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. We encourage readers to consider the Unaudited Condensed Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
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
Risk Factors
More information on risk can be found in Item 1A Risk Factors below and in the Risk Factors section included in Item 1A of our 2019 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial

2020 1Q Form 10-Q 37

Statements included in our December 31, 2019 Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting estimates relate to our ACL, valuation of financial instruments, contingent liabilities, income taxes, and deferred tax assets/liabilities. These significant accounting estimates and their related application are discussed in our December 31, 2019 Form 10-K.
Allowance for Credit Losses
Our ACL at March 31, 2020 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded loan commitments and letters of credit. Management estimates the allowance for credit losses by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings. Key external economic parameters that directly impact our loss modeling framework include forecasted footprint unemployment rates, interest rates, Consumer Confidence Index, FHFA House Pricing Index and Gross Domestic Product.
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as the current COVID-19 pandemic, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the current COVID-19 pandemic has and will continue to negatively impact our businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis and include trading securities, available-for-sale securities, other securities, loans held for sale, loans held for investment, MSRs and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility. Significant adjustments and assumptions used in determining fair value include, but are not limited to, market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs.
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
At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of

38 Huntington Bancshares Incorporated

observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 11 “Fair Values of Assets and Liabilities” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Goodwill
The emergence of COVID-19 as a global pandemic during the 2020 first quarter has resulted in significant deterioration of the economic environment which has impacted expected earnings. As a result, management performed a qualitative assessment of the goodwill balance at March 31, 2020. The result of this assessment indicated that it was probable that the fair value of each of our reporting units continues to exceed the respective carrying values and therefore management determined that a full goodwill test was not warranted. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods. Any impairment charge would not affect Huntington’s regulatory capital ratios, tangible common equity ratio or liquidity position.
Recent Accounting Pronouncements and Developments
Note 2 “Accounting Standards Update” of the Notes to Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2020 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

2020 1Q Form 10-Q 39

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollar amounts in millions)	2020	2019
Assets
Cash and due from banks	$1,431	$1,045
Interest-bearing deposits at Federal Reserve Bank	336	125
Interest-bearing deposits in banks	137	102
Trading account securities	36	99
Available-for-sale securities	14,622	14,149
Held-to-maturity securities	10,193	9,070
Other securities	488	441
Loans held for sale (includes $836 and $781 respectively, measured at fair value)(1)	997	877
Loans and leases (includes $81 and $81 respectively, measured at fair value)(1)	78,035	75,404
Allowance for loan and lease losses	(1,504)	(783)
Net loans and leases	76,531	74,621
Bank owned life insurance	2,551	2,542
Premises and equipment	743	763
Goodwill	1,990	1,990
Servicing rights and other intangible assets	417	475
Other assets	3,425	2,703
Total assets	$113,897	$109,002
Liabilities and shareholders’ equity
Liabilities
Deposits	$86,830	$82,347
Short-term borrowings	2,826	2,606
Long-term debt	9,796	9,849
Other liabilities	2,676	2,405
Total liabilities	102,128	97,207
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock	1,203	1,203
Common stock	10	10
Capital surplus	8,728	8,806
Less treasury shares, at cost	(56)	(56)
Accumulated other comprehensive gain (loss)	227	(256)
Retained earnings	1,657	2,088
Total shareholders’ equity	11,769	11,795
Total liabilities and shareholders’ equity	$113,897	$109,002
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,014,218,094	1,020,003,482
Treasury shares outstanding	4,534,022	4,537,605
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	740,500	740,500

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 11 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements

40 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2020	2019
Interest and fee income:
Loans and leases	$809	$901
Available-for-sale securities
Taxable	76	76
Tax-exempt	18	22
Held-to-maturity securities—taxable	59	54
Other securities—taxable	2	6
Other	11	11
Total interest income	975	1,070
Interest expense:
Deposits	105	145
Short-term borrowings	12	14
Long-term debt	68	89
Total interest expense	185	248
Net interest income	790	822
Provision for credit losses	441	67
Net interest income after provision for credit losses	349	755
Service charges on deposit accounts	87	87
Card and payment processing income	58	56
Trust and investment management services	47	44
Mortgage banking income	58	21
Capital markets fees	33	22
Insurance income	23	21
Bank owned life insurance income	16	16
Gain on sale of loans and leases	8	13
Net (losses) gains on sales of securities	—	—
Other noninterest income	31	39
Total noninterest income	361	319
Personnel costs	395	394
Outside data processing and other services	85	81
Equipment	41	40
Net occupancy	40	42
Professional services	11	12
Amortization of intangibles	11	13
Marketing	9	7
Deposit and other insurance expense	9	8
Other noninterest expense	51	56
Total noninterest expense	652	653
Income before income taxes	58	421
Provision for income taxes	10	63
Net income	48	358
Dividends on preferred shares	18	19
Net income applicable to common shares	$30	$339
Average common shares—basic	1,017,643	1,046,995
Average common shares—diluted	1,034,576	1,065,638
Per common share:
Net income—basic	$0.03	$0.32
Net income—diluted	0.03	0.32

See Notes to Unaudited Condensed Consolidated Financial Statements

2020 1Q Form 10-Q 41

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
Net income	$48	$358
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	173	146
Total unrealized gains (losses) on available-for-sale securities	173	146
Change in fair value related to cash flow hedges	308	7
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	2	1
Other comprehensive income, net of tax	483	154
Comprehensive income	$531	$512
See Notes to Unaudited Condensed Consolidated Financial Statements

42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Loss (AOCI)	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended March 31, 2020
Balance, beginning of period	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795
Cumulative-effect of change in accounting principle for financial instruments - credit losses (ASU 2016-13), net of tax								(306)	(306)
Net income								48	48
Other comprehensive income (loss), net of tax							483		483
Repurchases of common stock		(7,088)	—	(88)					(88)
Cash dividends declared:
Common ($0.15 per share)								(155)	(155)
Preferred Series B ($11.33 per share)								(1)	(1)
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(9)	(9)
Preferred Series E ($1.425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				15					15
Other share-based compensation activity		1,299	—	(5)					(5)
Other					3	—			—
Balance, end of period	$1,203	1,018,752	$10	$8,728	(4,534)	$(56)	$227	$1,657	$11,769

Three Months Ended March 31, 2019
Balance, beginning of period	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								358	358
Other comprehensive income (loss), net of tax							154		154
Repurchase of common stock		(1,833)	—	(25)					(25)
Cash dividends declared:
Common ($0.14 per share)								(149)	(149)
Preferred Series B ($13.72 per share)								(1)	(1)
Preferred Series C ($14.69 per share)								(2)	(2)
Preferred Series D ($15.63 per share)								(9)	(9)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				17					17
Other share-based compensation activity		1,502	—	(6)				—	(6)
Other					4	—			—
Balance, end of period	$1,203	1,050,253	$11	$9,167	(3,813)	$(45)	$(455)	$1,551	$11,432

See Notes to Unaudited Condensed Consolidated Financial Statements

2020 1Q Form 10-Q 43

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
Operating activities
Net income	$48	$358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	441	67
Depreciation and amortization	119	131
Share-based compensation expense	15	17
Deferred income tax (benefit) expense	(37)	15
Net change in:
Trading account securities	63	(61)
Loans held for sale	(20)	72
Other assets	(1,023)	(284)
Other liabilities	892	176
Other, net	—	6
Net cash provided by (used in) operating activities	498	497
Investing activities
Change in interest bearing deposits in banks	(26)	(111)
Proceeds from:
Maturities and calls of available-for-sale securities	669	335
Maturities and calls of held-to-maturity securities	398	175
Sales of available-for-sale securities	19	—
Purchases of available-for-sale securities	(2,476)	(354)
Purchases of held-to-maturity securities	—	(356)
Purchases of other securities	(55)	(2)
Net proceeds from sales of portfolio loans	191	227
Principal payments received under direct finance and sales-type leases	171	172
Net loan and lease activity, excluding sales and purchases	(2,926)	(528)
Purchases of premises and equipment	(11)	(24)
Purchases of loans and leases	(311)	(144)
Other, net	35	95
Net cash provided by (used in) investing activities	(4,322)	(515)
Financing activities
Increase (decrease) in deposits	4,483	(2,619)
Increase (decrease) in short-term borrowings	458	776
Net proceeds from issuance of long-term debt	1,286	835
Maturity/redemption of long-term debt	(1,540)	(113)
Dividends paid on preferred stock	(18)	(18)
Dividends paid on common stock	(155)	(148)
Repurchases of common stock	(88)	(25)
Payments related to tax-withholding for share based compensation awards	(6)	(8)
Other, net	1	2
Net cash provided by (used for) financing activities	4,421	(1,318)
Increase (decrease) in cash and cash equivalents	597	(1,336)
Cash and cash equivalents at beginning of period	1,170	2,672
Cash and cash equivalents at end of period	$1,767	$1,336

44 Huntington Bancshares Incorporated

	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
Supplemental disclosures:
Interest paid	$197	$249
Income taxes paid	2	1
Non-cash activities
Loans transferred to held-for-sale from portfolio	313	204
Loans transferred to portfolio from held-for-sale	4	3
Transfer of loans to OREO	4	6
Transfer of securities from available-for-sale to held-to-maturity	1,520	—
See Notes to Unaudited Condensed Consolidated Financial Statements

2020 1Q Form 10-Q 45

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2019 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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

46 Huntington Bancshares Incorporated

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

- Measurement of expected credit losses should be based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

- The guidance will require additional quantitative and qualitative disclosures related to the credit risk inherent in Huntington’s portfolio and how management monitors the portfolio’s credit quality.

- Management adopted the guidance on January 1, 2020 through a cumulative-effect adjustment to retained earnings and implemented changes to relevant systems, processes, and controls where necessary.

- The adoption of ASU 2016-13 on January 1, 2020 resulted in an increase to our total ACL of $393 million. This represented an increase of 44% from the 2019 year end ACL level of $887 million. For more detail on the day 1 adoption impacts, please refer to Note 5 - Allowance for Credit Losses.

- The ASU eliminated the current accounting model for purchased-credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated (PCD) assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). Huntington did not have any loans accounted for as PCD upon adoption.

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
- Management adopted the amendments on January 1, 2020. - The ASU did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

2020 1Q Form 10-Q 47

Standard	Summary of guidance	Effects on financial statements
ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief Issued: May 2019
 - Provides entities that have certain instruments within the scope of ASC Subtopic 326-20 with an option to irrevocably elect fair value option, applied on instrument-by-instrument basis. The fair value option does not apply to held-to-maturity debt securities.

 - Management did not elect this option on any eligible instruments when adopting Topic 326 on January 1, 2020.

 - The ASU did not impact Huntington’s Unaudited Condensed Consolidated Financial Statements.

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
- Management adopted the amendments on January 1, 2020. - The ASU did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.
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
- Management adopted the amendments on January 1, 2020. - The ASU did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

48 Huntington Bancshares Incorporated

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued: December 2019
- The ASU simplifies the accounting for income taxes by removing exceptions to the:
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
 - The ASU also simplifies various other aspects of the accounting for income taxes.

 - The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.
 - Early adoption of the ASU is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period.
 - The ASU is not expected to have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued: March 2020
 - The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, including the following:

 - Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate.

 - Modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate.

 - Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Topic 815.

 - The ASU also provides optional expedients for various hedging relationships and do not require de-designation of hedging relationships if certain criteria are met.

 - An entity may make a one time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

- The ASU is effective for all entities from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022.

- We are evaluating the impact of the ASU on Huntington’s Unaudited Condensed Consolidated Financial Statements.

2020 1Q Form 10-Q 49

3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at March 31, 2020 and December 31, 2019:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2020
Available-for-sale securities:
U.S. Treasury	$8	$—	$—	$8
Federal agencies:
Residential CMO	5,512	212	(1)	5,723
Residential MBS	4,167	137	—	4,304
Commercial MBS	839	10	—	849
Other agencies	145	2	—	147
Total U.S. Treasury, federal agency and other agency securities	10,671	361	(1)	11,031
Municipal securities	3,050	14	(72)	2,992
Private-label CMO	2	—	—	2
Asset-backed securities	574	—	(27)	547
Corporate debt	48	—	(1)	47
Other securities/Sovereign debt	3	—	—	3
Total available-for-sale securities	$14,348	$375	$(101)	$14,622

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,316	$108	$—	$2,424
Residential MBS	3,704	121	—	3,825
Commercial MBS	3,890	95	(1)	3,984
Other agencies	279	7	—	286
Total federal agency and other agency securities	10,189	331	(1)	10,519
Municipal securities	4	—	—	4
Total held-to-maturity securities	$10,193	$331	$(1)	$10,523

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$140	$—	$—	$140
Federal Reserve Bank stock	298	—	—	298
Other securities, at fair value
Mutual funds	46	—	—	46
Marketable equity securities	3	1	—	4
Total other securities	$487	$1	$—	$488

50 Huntington Bancshares Incorporated

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2019
Available-for-sale securities:
U.S. Treasury	$10	$—	$—	$10
Federal agencies:
Residential CMO	5,055	48	(18)	5,085
Residential MBS	4,180	45	(3)	4,222
Commercial MBS	979	1	(4)	976
Other agencies	165	1	(1)	165
Total U.S. Treasury, federal agency and other agency securities	10,389	95	(26)	10,458
Municipal securities	3,044	34	(23)	3,055
Private-label CMO	2	—	—	2
Asset-backed securities	575	6	(2)	579
Corporate debt	49	2	—	51
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,063	$137	$(51)	$14,149

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,351	$33	$(3)	$2,381
Residential MBS	2,463	50	—	2,513
Commercial MBS	3,959	34	—	3,993
Other agencies	293	2	—	295
Total federal agency and other agency securities	9,066	119	(3)	9,182
Municipal securities	4	—	—	4
Total held-to-maturity securities	$9,070	$119	$(3)	$9,186

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$90	$—	$—	$90
Federal Reserve Bank stock	297	—	—	297
Other securities, at fair value
Mutual funds	53	—	—	53
Marketable equity securities	1	—	—	1
Total other securities	$441	$—	$—	$441

2020 1Q Form 10-Q 51

The following table provides the amortized cost and fair value of securities by contractual maturity at March 31, 2020 and December 31, 2019. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2020		December 31, 2019
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$257	$255	$231	$229
After 1 year through 5 years	1,338	1,308	1,196	1,189
After 5 years through 10 years	1,402	1,375	1,594	1,606
After 10 years	11,351	11,684	11,042	11,125
Total available-for-sale securities	$14,348	$14,622	$14,063	$14,149

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	157	164	17	17
After 5 years through 10 years	149	154	300	305
After 10 years	9,887	10,205	8,753	8,864
Total held-to-maturity securities	$10,193	$10,523	$9,070	$9,186

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at March 31, 2020 and December 31, 2019:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$94	$(1)	$—	$—	$94	$(1)
Residential MBS	—	—	7	—	7	—
Commercial MBS	—	—	4	—	4	—
Other agencies	50	—	—	—	50	—
Total federal agency and other agency securities	144	(1)	11	—	155	(1)
Municipal securities	1,102	(27)	1,178	(45)	2,280	(72)
Asset-backed securities	439	(24)	34	(3)	473	(27)
Corporate debt	36	(1)	—	—	36	(1)
Total temporarily impaired securities	$1,721	$(53)	$1,223	$(48)	$2,944	$(101)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$—	$—	$—	$—	$—	$—
Residential MBS	78	—	—	—	78	—
Commercial MBS	72	(1)	4	—	76	(1)
Other agencies	—	—	—	—	—	—
Total federal agency and other agency securities	150	(1)	4	—	154	(1)
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$150	$(1)	$4	$—	$154	$(1)

52 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,206	$(10)	$519	$(8)	$1,725	$(18)
Residential MBS	1,169	(3)	9	—	1,178	(3)
Commercial MBS	472	(2)	272	(2)	744	(4)
Other agencies	86	(1)	—	—	86	(1)
Total federal agency and other agency securities	2,933	(16)	800	(10)	3,733	(26)
Municipal securities	273	(4)	1,204	(19)	1,477	(23)
Asset-backed securities	116	(1)	37	(1)	153	(2)
Corporate debt	1	—	—	—	1	—
Total temporarily impaired securities	$3,323	$(21)	$2,041	$(30)	$5,364	$(51)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$218	$(1)	$112	$(2)	$330	$(3)
Residential MBS	317	—	—	—	317	—
Commercial MBS	81	—	—	—	81	—
Other agencies	58	—	—	—	58	—
Total federal agency and other agency securities	674	(1)	112	(2)	786	(3)
Municipal securities	4	—	—	—	4	—
Total temporarily impaired securities	$678	$(1)	$112	$(2)	$790	$(3)

During the 2020 first quarter, Huntington transferred $1.5 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $22 million of unrealized gains attributed to these securities. This gain will be amortized into interest income over the remaining life of the securities.
At March 31, 2020 and December 31, 2019, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $14.1 billion and $3.8 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2020 or December 31, 2019. At March 31, 2020, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at March 31, 2020.
Securities Impairment
Based on an evaluation of available information about past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance is recorded with respect to securities as of March 31, 2020.

2020 1Q Form 10-Q 53

4. LOANS / LEASES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $543 million and $525 million at March 31, 2020 and December 31, 2019, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2020 and December 31, 2019.

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Loans and leases:
Commercial and industrial	$32,959	$30,664
Commercial real estate	6,973	6,674
Automobile	12,907	12,797
Home equity	9,010	9,093
Residential mortgage	11,398	11,376
RV and marine	3,643	3,563
Other consumer	1,145	1,237
Loans and leases	$78,035	$75,404
Allowance for loan and lease losses	(1,504)	(783)
Net loans and leases	$76,531	$74,621

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
The following table presents net investments in lease financing receivables by category at March 31, 2020 and December 31, 2019.

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Commercial and industrial:
Lease payments receivable	$1,815	$1,841
Estimated residual value of leased assets	722	728
Gross investment in commercial and industrial lease financing receivables	2,537	2,569
Deferred origination costs	20	19
Deferred fees	(237)	(249)
Total net investment in commercial and industrial lease financing receivables	$2,320	$2,339
The carrying value of residual values guaranteed was $97 million and $95 million as of March 31, 2020 and December 31, 2019, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at March 31, 2020, totaled $1.8 billion and were due as follows: $0.7 billion in 2021, $0.5 billion in 2022, $0.3 billion in 2023, $0.1 billion in 2024, $0.1 billion in 2025, and $0.1 billion thereafter. Interest income recognized for these types of leases was $27 million and $26 million for the three-month periods ended March 31, 2020 and 2019, respectively.

54 Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. See Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the accounting policies related to the NALs.
The following table presents NALs by loan class at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(dollar amounts in millions)	Nonaccrual loans with no ACL	Total nonaccrual loans	Nonaccrual loans with no ACL	Total nonaccrual loans
Commercial and industrial	$72	$396	$109	$323
Commercial real estate	1	30	2	10
Automobile	—	6	—	4
Home equity	—	58	—	59
Residential mortgage	—	66	—	71
RV and marine	—	2	—	1
Other consumer	—	—	—	—
Total nonaccrual loans	$73	$558	$111	$468

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$96	$31	$71	$198	$32,761	$—	$32,959	$10	(2)
Commercial real estate	12	2	6	20	6,953	—	6,973	—
Automobile	90	18	12	120	12,787	—	12,907	8
Home equity	46	18	48	112	8,897	1	9,010	12
Residential mortgage	76	42	168	286	11,032	80	11,398	131	(3)
RV and marine	15	3	3	21	3,622	—	3,643	2
Other consumer	11	5	4	20	1,125	—	1,145	4
Total loans and leases	$346	$119	$312	$777	$77,177	$81	$78,035	$167

2020 1Q Form 10-Q 55

	December 31, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$65	$31	$69	$165	$30,499	$—	$30,664	$11	(2)
Commercial real estate	3	1	7	11	6,663	—	6,674	—
Automobile	95	19	11	125	12,672	—	12,797	8
Home equity	50	19	51	120	8,972	1	9,093	14
Residential mortgage	103	49	170	322	10,974	80	11,376	129	(3)
RV and marine	13	4	2	19	3,544	—	3,563	2
Other consumer	13	6	7	26	1,211	—	1,237	7
Total loans and leases	$342	$129	$317	$788	$74,535	$81	$75,404	$171

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(3)	Amounts include mortgage loans insured by U.S. government agencies.
Credit Quality Indicators
See Note 4 “Loans / Leases and Allowance for Credit Losses” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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
For all classes within the consumer loan portfolio, loans are assigned pool level PD factors based on the FICO range within which the borrower’s credit bureau score falls. A credit bureau score is a credit score developed by FICO based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
56 Huntington Bancshares Incorporated

The following table presents each loan and lease class by vintage and credit quality indicator at March 31, 2020:

	As of March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2020	2019	2018	2017	2016	Prior			Total (3)
Commercial and industrial
Credit Quality Indicator (1):
Pass	$2,808	$6,501	$3,795	$2,210	$1,336	$1,497	$12,554	$3	$30,704
OLEM	11	72	169	44	38	35	258	—	627
Substandard	23	142	268	149	118	211	711	—	1,622
Doubtful	—	—	5	—	—	1	—	—	6
Total Commercial and industrial	$2,842	$6,715	$4,237	$2,403	$1,492	$1,744	$13,523	$3	$32,959

Commercial real estate
Credit Quality Indicator (1):
Pass	$394	$1,798	$1,480	$724	$689	$786	$909	$—	$6,780
OLEM	—	12	33	5	8	13	—	—	71
Substandard	3	4	10	36	36	23	9	—	121
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial real estate	$397	$1,814	$1,523	$765	$733	$823	$918	$—	$6,973

Automobile
Credit Quality Indicator (2):
750+	$842	$2,495	$1,552	$1,150	$534	$242	$—	$—	$6,815
650-749	439	1,981	1,168	657	306	142	—	—	4,693
<650	48	464	383	268	146	90	—	—	1,399
Total Automobile	$1,329	$4,940	$3,103	$2,075	$986	$474	$—	$—	$12,907

Home equity
Credit Quality Indicator (2):
750+	$4	$37	$43	$43	$117	$593	$4,617	$191	$5,645
650-749	3	17	11	16	37	217	2,301	193	2,795
<650	—	—	2	1	9	94	345	118	569
Total Home equity	$7	$54	$56	$60	$163	$904	$7,263	$502	$9,009

Residential mortgage
Credit Quality Indicator (2):
750+	$494	$1,726	$1,444	$1,534	$1,059	$1,807	$1	$—	$8,065
650-749	154	748	527	387	233	631	—	—	2,680
<650	5	35	61	75	58	339	—	—	573
Total Residential mortgage	$653	$2,509	$2,032	$1,996	$1,350	$2,777	$1	$—	$11,318

RV and marine
Credit Quality Indicator (2):
750+	$211	$600	$720	$407	$184	$325	$—	$—	$2,447
650-749	46	304	269	187	86	176	—	—	1,068
<650	—	14	27	29	17	41	—	—	128
Total RV and marine	$257	$918	$1,016	$623	$287	$542	$—	$—	$3,643

Other consumer
Credit Quality Indicator (2):
750+	$35	$74	$36	$12	$6	$11	$325	$2	$501
650-749	16	85	30	11	4	6	352	30	534
<650	—	14	5	2	1	2	37	49	110
Total Other consumer	$51	$173	$71	$25	$11	$19	$714	$81	$1,145

(1)
Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.

(2)	Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.

(3)
The total amount of accrued interest recorded for these loans at March 31, 2020, presented in Other assets within the Condensed Consolidated Balance Sheets, was $83 million and $117 million of commercial and consumer, respectively.

2020 1Q Form 10-Q 57

The following table presents each loan and lease class by credit quality indicator at December 31, 2019.

	December 31, 2019
(dollar amounts in millions)	Credit Risk Profile by UCS Classification
Commercial	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,477	$634	$1,551	$2	$30,664
Commercial real estate	6,487	98	88	1	6,674

		Credit Risk Profile by FICO Score (1), (2)
Consumer		750+	650-749	<650	Total
Automobile		$6,759	$4,661	$1,377	$12,797
Home equity		5,763	2,772	557	9,092
Residential mortgage		7,976	2,742	578	11,296
RV and marine		2,391	1,053	119	3,563
Other consumer		546	571	120	1,237

(1)	Excludes loans accounted for under the fair value option.

(2)	Reflects updated customer credit scores.
Collateral-dependent Loans
Certain commercial and consumer loans for which repayment is expected to be provided substantially through the operation or sale of the loan collateral are considered to be collateral-dependent. Commercial collateral-dependent loans are generally secured by business assets and/or commercial real estate. Consumer collateral-dependent loans are primarily secured by residential real estate.
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided would not otherwise be considered. However, not all loan modifications are TDRs. See Note 4 “Loans / Leases and Allowance for Credit Losses” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for an additional discussion of TDRs.

58 Huntington Bancshares Incorporated

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2020 and 2019.

	New Troubled Debt Restructurings (1)
	Three Months Ended March 31, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	140	$—	$62	$—	$—	$62
Commercial real estate	7	—	2	—	—	2
Automobile	798	—	6	2	—	8
Home equity	63	—	1	2	—	3
Residential mortgage	101	—	9	2	—	11
RV and marine	28	—	1	—	—	1
Other consumer	249	1	—	—	—	1
Total new TDRs	1,386	$1	$81	$6	$—	$88

	Three Months Ended March 31, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	115	$—	$35	$—	$—	$35
Commercial real estate	8	—	9	—	—	9
Automobile	744	—	5	2	—	7
Home equity	104	—	3	2	—	5
Residential mortgage	76	—	8	—	—	8
RV and marine	36	—	—	1	—	1
Other consumer	244	1	—	—	—	1
Total new TDRs	1,327	$1	$60	$5	$—	$66

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances.
The financial effects of modification represent the impact on the provision (recovery) for loan and lease losses. Amounts for the three-month periods ended March 31, 2020 and 2019, were $9 million and $(3) million, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of March 31, 2020 and December 31, 2019, these borrowings and advances are secured by $45.1 billion and $39.6 billion, respectively, of loans and securities.

2020 1Q Form 10-Q 59

5. ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, Huntington adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842. Additionally, ASC Topic 326 made changes to the accounting for AFS debt securities, including a requirement to present credit losses as an allowance rather than as a write-down on AFS debt securities that management does not intend to sell, or believes is not more likely than not of being required to sell.
Huntington adopted ASC Topic 326 using the modified retrospective method for all financial assets in scope of the standard. Results for reporting periods beginning after January 1, 2020 are presented under ASC Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, Huntington recorded an increase to the ACL of $393 million and a corresponding decrease to retained earnings of approximately $306 million, net of tax of $87 million. The overall increase to the ACL at adoption is comprised of a $180 million increase in the commercial ALLL, a $211 million increase in the consumer ALLL, and a $2 million increase to the AULC.
The allowance for credit losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount Huntington expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting probability-of-default, loss-given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term. Those economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. Huntington’s reasonable and supportable forecast period reverts to a historical norm based on inputs within approximately two to three years. The reversion period is dependent on the state of the economy at the beginning of the forecast. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in the micro- and macro-economic environments. The contractual terms of financial assets are adjusted for expected prepayments and any extensions outside of Huntington’s control.
Loans that are determined to have unique risk characteristics are evaluated on an individual basis by management. If a loan is determined to be collateral dependent, or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate.
Loans with unique risk characteristics that are not subject to collateral dependent accounting, are assessed using a discounted cash flows methodology.
The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Huntington has identified its portfolio classes as disclosed above.
Allowance for Credit Losses - HTM Securities
Nearly all of Huntington’s HTM debt securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, there is currently zero loss expectation for this portfolio.

60 Huntington Bancshares Incorporated

Allowance for Credit Losses - AFS Securities
For individual debt securities classified as AFS, Huntington assesses whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Any impairment relating to credit losses would be recognized through an allowance for credit losses. At March 31, 2020 it was determined that no allowance was required. Any impairment due to factors other than a credit loss - such as changes in market interest rates - is recognized in other comprehensive income, net of applicable taxes. Impairment is determined on an individual security basis. Therefore, an AFS debt security cannot be combined with other securities to determine whether the collective securities are impaired.
Allowance for Loan and Lease Losses and Allowance for Credit Losses - Roll-forward
The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2020 and 2019.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	180	211	391
Loan charge-offs	(88)	(48)	(136)
Recoveries of loans previously charged-off	5	14	19
Provision for loan and lease losses	347	100	447
ALLL balance, end of period	$996	$508	$1,504
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	(38)	40	2
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(5)	(1)	(6)
Unfunded commitment losses	(1)	—	(1)
AULC balance, end of period	$58	$41	$99
ACL balance, end of period	$1,054	$549	$1,603

(1)	Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(45)	(52)	(97)
Recoveries of loans previously charged-off	12	14	26
Provision for loan and lease losses	36	27	63
ALLL balance, end of period	$545	$219	$764
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	4	—	4
AULC balance, end of period	$98	$2	$100
ACL balance, end of period	$643	$221	$864

At March 31, 2020, the ACL was $1,603 million, an increase of $323 million from the January 1, 2020 balance of $1,280 million. The increase was primarily driven by the deteriorating economic outlook resulting from the COVID-19 pandemic. The majority of the increase was related to the commercial portfolio.
Huntington has elected to exclude accrued interest receivable from the measurement of its ACL. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.

2020 1Q Form 10-Q 61

6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
Residential mortgage loans sold with servicing retained	$1,428	$833
Pretax gains resulting from above loan sales (1)	39	12

(1)	Recorded in mortgage banking income
On January 1, 2020, Huntington made an irrevocable election to subsequently measure all classes of residential MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the MSRs. The impact of the irrevocable election was not material.
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month periods ended March 31, 2020 and 2019 (1):

	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019 (1)
Fair value, beginning of period	$7	$10
Fair value election for servicing assets previously measured using the amortized method	205	—
New servicing assets created	14	—
Change in fair value during the period due to:
Time decay (2)	(2)	—
Payoffs (3)	(6)	—
Changes in valuation inputs or assumptions (4)	(53)	—
Fair value, end of period	$165	$10
Weighted-average life (years)	6.4	6.6

(1)	Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.

(2)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(3)	Represents decrease in value associated with loans that paid off during the period.

(4)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at March 31, 2020, and December 31, 2019 follows:

	March 31, 2020				December 31, 2019 (1)
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	17.83%		$(9)	$(17)	8.21%		$—	$—
Spread over forward interest rate swap rates	846	bps	(4)	(8)	824	bps	—	—

(1)	Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
Total servicing, late fees and other ancillary fees included in mortgage banking income was $17 million and $15 million for the three-month periods ended March 31, 2020 and 2019, respectively. The unpaid principal balance of

62 Huntington Bancshares Incorporated

residential mortgage loans serviced for third parties was $22.8 billion and $22.4 billion at March 31, 2020 and December 31, 2019, respectively.
7. LONG-TERM DEBT
In January 2020, the Bank issued $500 million of senior notes at 99.916% of face value. The senior notes mature on February 3, 2023 and have a fixed coupon rate of 1.800%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
In January 2020, Huntington issued $750 million of senior notes at 99.597% of face value. The senior notes mature on February 4, 2030 and have a fixed coupon rate of 2.55%. The senior notes may be redeemed three months prior to the maturity date at 100% of principal plus accrued and unpaid interest.
8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month periods ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$217	$(48)	$169
Less: Reclassification adjustment for realized net losses (gains) included in net income	5	(1)	4
Net change in unrealized holding gains (losses) on available-for-sale securities	222	(49)	173
Net change in fair value on cash flow hedges	396	(88)	308
Net change in pension and other post-retirement obligations	2	—	2
Total other comprehensive income (loss)	$620	$(137)	$483

	Three Months Ended March 31, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$184	$(41)	$143
Less: Reclassification adjustment for realized net losses (gains) included in net income	4	(1)	3
Net change in unrealized holding gains (losses) on available-for-sale securities	188	(42)	146
Net change in fair value on cash flow hedges	8	(1)	7
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$197	$(43)	$154

2020 1Q Form 10-Q 63

Activity in accumulated OCI for the three-month periods ended March 31, 2020 and 2019, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three Months Ended March 31, 2020
Balance, beginning of period	$(28)	$23	$(251)	$(256)
Other comprehensive income before reclassifications	169	308	—	477
Amounts reclassified from accumulated OCI to earnings	4	—	2	6
Period change	173	308	2	483
Balance, end of period	$145	$331	$(249)	$227

Three Months Ended March 31, 2019
Balance, beginning of period	$(363)	$—	$(246)	$(609)
Other comprehensive income before reclassifications	143	7	—	150
Amounts reclassified from accumulated OCI to earnings	3	—	1	4
Period change	146	7	1	154
Balance, end of period	$(217)	$7	$(245)	$(455)

(1)
AOCI amounts at March 31, 2020, December 31, 2019 and March 31, 2019 include $87 million, $121 million and $134 million, respectively, net of unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

64 Huntington Bancshares Incorporated

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
The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2020	2019
Basic earnings per common share:
Net income	$48	$358
Preferred stock dividends	(18)	(19)
Net income available to common shareholders	$30	$339
Average common shares issued and outstanding	1,017,643	1,046,995
Basic earnings per common share	$0.03	$0.32
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	12,363	14,807
Shares held in deferred compensation plans	4,570	3,836
Dilutive potential common shares	16,933	18,643
Total diluted average common shares issued and outstanding	1,034,576	1,065,638
Diluted earnings per common share	$0.03	$0.32
Anti-dilutive awards (1)	8,045	3,963

(1)	Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

2020 1Q Form 10-Q 65

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

(dollar amounts in millions)	Three Months Ended March 31,
Noninterest income	2020	2019
Noninterest income from contracts with customers	$227	$222
Noninterest income within the scope of other GAAP topics	134	97
Total noninterest income	$361	$319

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 15 “Segment Reporting”.

	Three Months Ended March 31, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$68	$17	$1	$1	$—	$87
Card and payment processing income	52	4	—	—	—	56
Trust and investment management services	10	1	—	36	—	47
Insurance income	8	2	—	12	1	23
Other noninterest income	8	3	1	1	1	14
Net revenue from contracts with customers	$146	$27	$2	$50	$2	$227
Noninterest income within the scope of other GAAP topics	66	59	1	—	8	134
Total noninterest income	$212	$86	$3	$50	$10	$361

	Three Months Ended March 31, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$69	$16	$1	$1	$—	$87
Card and payment processing income	50	3	—	—	—	53
Trust and investment management services	8	—	—	35	1	44
Insurance income	8	2	—	11	—	21
Other noninterest income	8	5	1	3	—	17
Net revenue from contracts with customers	$143	$26	$2	$50	$1	$222
Noninterest income within the scope of other GAAP topics	31	50	—	1	15	97
Total noninterest income	$174	$76	$2	$51	$16	$319

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party

66 Huntington Bancshares Incorporated

without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2020 is expected to be earned within one year.
11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2020 and 2019.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$28	$—	$—	$28
Other securities	8	—	—	—	8
	8	28	—	—	36
Available-for-sale securities:
U.S. Treasury securities	8	—	—	—	8
Residential CMOs	—	5,723	—	—	5,723
Residential MBS	—	4,304	—	—	4,304
Commercial MBS	—	849	—	—	849
Other agencies	—	147	—	—	147
Municipal securities	—	55	2,937	—	2,992
Private-label CMO	—	—	2	—	2
Asset-backed securities	—	478	69	—	547
Corporate debt	—	47	—	—	47
Other securities/sovereign debt	—	3	—	—	3
	8	11,606	3,008	—	14,622
Other securities	50	—	—	—	50
Loans held for sale	—	836	—	—	836
Loans held for investment	—	55	26	—	81
MSRs	—	—	165	—	165
Derivative assets	—	2,342	42	(1,302)	1,082
Liabilities
Derivative liabilities	—	1,369	3	(1,066)	306
2020 1Q Form 10-Q 67

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Federal agencies: Other agencies	$—	$4	$—	$—	$4
Municipal securities	—	63	—	—	63
Other securities	30	2	—	—	32
	30	69	—	—	99
Available-for-sale securities:
U.S. Treasury securities	10	—	—	—	10
Residential CMOs	—	5,085	—	—	5,085
Residential MBS	—	4,222	—	—	4,222
Commercial MBS	—	976	—	—	976
Other agencies	—	165	—	—	165
Municipal securities	—	56	2,999	—	3,055
Private-label CMO	—	—	2	—	2
Asset-backed securities	—	531	48	—	579
Corporate debt	—	51	—	—	51
Other securities/sovereign debt	—	4	—	—	4
	10	11,090	3,049	—	14,149
Other securities	54	—	—	—	54
Loans held for sale	—	781	—	—	781
Loans held for investment	—	55	26	—	81
MSRs	—	—	7	—	7
Derivative assets	—	848	8	(404)	452
Liabilities
Derivative liabilities	—	519	2	(417)	104

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2020 and 2019, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

68 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Three Months Ended March 31, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities	Loans held for investment
Opening balance	$7	$6	$2,999	$2	$48	$26
Fair value election for servicing assets previously measured using the amortized method	205	—	—	—	—	—
Transfers out of Level 3 (1)	—	(20)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(47)	53	(1)	—	—	—
Included in OCI	—	—	(68)	—	—	—
Purchases/originations	—	—	73	—	27	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	—
Settlements	—	—	(66)	—	(6)	—
Closing balance	$165	$39	$2,937	$2	$69	$26
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(47)	$34	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$(68)	$—	$—	$—

	Level 3 Fair Value Measurements Three Months Ended March 31, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Loans held for investment
Opening balance	$10	$2	$3,165	$30
Transfers out of Level 3 (1)	—	(9)	—	—
Total gains/losses for the period:
Included in earnings	—	12	1	—
Included in OCI	—	—	43	—
Purchases/originations	—	—	81	—
Sales	—	—	—	—
Repayments	—	—	—	(1)
Settlements	—	—	(53)	—
Closing balance	$10	$5	$3,237	$29
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$2	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$43	$—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

2020 1Q Form 10-Q 69

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2020 and 2019:

	Level 3 Fair Value Measurements Three Months Ended March 31, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(47)	$53	$—
Interest and fee income	—	—	(1)
Total	$(47)	$53	$(1)

	Level 3 Fair Value Measurements Three Months Ended March 31, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$—	$12	$—
Interest and fee income	—	—	1
Total	$—	$12	$1

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2020
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$836	$791	$45	$1	$1	$—
Loans held for investment	81	86	(5)	5	5	—

	December 31, 2019
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$781	$755	$26	$2	$2	$—
Loans held for investment	81	87	(6)	3	4	(1)
The following tables present the net gains (losses) from fair value changes for the three-month periods ended March 31, 2020 and 2019.

	Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended March 31,
Assets	2020	2019
Loans held for sale (1)	$19	$(2)

(1)	The net gains (losses) from fair value changes are included in Mortgage banking income on the Unaudited Condensed Consolidated Statements of Income.

70 Huntington Bancshares Incorporated

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
The amounts measured at fair value on a nonrecurring basis at March 31, 2020 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three Months Ended March 31, 2020
Collateral-dependent loans	63	—	—	63	(17)
Loans held for sale	11	—	—	11	(2)

Huntington records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off.
Loans held for sale are measured at lower of cost or fair value less costs to sell. The fair value of loans held for sale is based on binding or non-binding bids for the respective loans or similar loans.
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2020 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$165	Discounted cash flow	Constant prepayment rate	12%	-	37%	18%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	42	Consensus Pricing	Net market price	(5)%	-	13%	4%
			Estimated Pull through %	3%	-	100%	85%
Municipal securities	2,937	Discounted cash flow	Discount rate	3%	-	3%	3%
Asset-backed securities	69		Cumulative default	0%	-	39%	4%
			Loss given default	5%	-	80%	24%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	63	Appraisal value	NA				NA
(1) Certain disclosures related to quantitative level 3 fair value measurements do not include those deemed to be immaterial.

2020 1Q Form 10-Q 71

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$7	Discounted cash flow	Constant prepayment rate	—%	-	26%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	8	Consensus Pricing	Net market price	(2)%	-	11%	2%
			Estimated Pull through %	2%	-	100%	91%
Municipal securities	2,999	Discounted cash flow	Discount rate	2%	-	3%	2%
Asset-backed securities	48		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	80%	24%
Measured at fair value on a nonrecurring basis:
MSRs	206	Discounted cash flow	Constant prepayment rate	10%	-	31%	12%
			Spread over forward interest rate swap rates	5%	-	11%	9%
Impaired loans	26	Appraisal value	NA				NA

(1) Certain disclosures related to quantitative level 3 fair value measurements do not include those deemed to be immaterial.
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

72 Huntington Bancshares Incorporated

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,904	$—	$—	$1,904	$1,904
Trading account securities	—	—	36	36	36
Available-for-sale securities	—	—	14,622	14,622	14,622
Held-to-maturity securities	10,193	—	—	10,193	10,523
Other securities	438	—	50	488	488
Loans held for sale	—	161	836	997	1,000
Net loans and leases (1)	76,450	—	81	76,531	77,059
Derivative assets	—	—	1,082	1,082	1,082
Financial Liabilities
Deposits	86,830	—	—	86,830	86,843
Short-term borrowings	2,826	—	—	2,826	2,826
Long-term debt	9,796	—	—	9,796	9,654
Derivative liabilities	—	—	306	306	306

	December 31, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,272	$—	$—	$1,272	$1,272
Trading account securities	—	—	99	99	99
Available-for-sale securities	—	—	14,149	14,149	14,149
Held-to-maturity securities	9,070	—	—	9,070	9,186
Other securities	387	—	54	441	441
Loans held for sale	—	96	781	877	879
Net loans and leases (1)	74,540	—	81	74,621	75,177
Derivative assets	—	—	452	452	452
Financial Liabilities
Deposits	82,347	—	—	82,347	82,344
Short-term borrowings	2,606	—	—	2,606	2,606
Long-term debt	9,849	—	—	9,849	10,075
Derivative liabilities	—	—	104	104	104

(1)	Includes collateral-dependent loans.

2020 1Q Form 10-Q 73

The following table presents the level in the fair value hierarchy for the estimated fair values at March 31, 2020 and December 31, 2019:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$8	$28	$—		$36
Available-for-sale securities	8	11,606	3,008		14,622
Held-to-maturity securities	—	10,523	—		10,523
Other securities (2)	50	—	—		50
Loans held for sale	—	836	164		1,000
Net loans and direct financing leases	—	55	77,004		77,059
Derivative assets	—	2,342	42	(1,302)	1,082
Financial Liabilities
Deposits	—	82,071	4,772		86,843
Short-term borrowings	—	—	2,826		2,826
Long-term debt	—	9,004	650		9,654
Derivative liabilities	—	1,369	3	(1,066)	306

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$30	$69	$—		$99
Available-for-sale securities	10	11,090	3,049		14,149
Held-to-maturity securities	—	9,186	—		9,186
Other securities (2)	54	—	—		54
Loans held for sale	—	781	98		879
Net loans and direct financing leases	—	55	75,122		75,177
Derivative assets	—	848	8	(404)	452
Financial Liabilities
Deposits	—	76,790	5,554		82,344
Short-term borrowings	—	—	2,606		2,606
Long-term debt	—	9,439	636		10,075
Derivative liabilities	—	519	2	(417)	104

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

(2)	Excludes securities without readily determinable fair values.

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

74 Huntington Bancshares Incorporated

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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	March 31, 2020			December 31, 2019
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$27,415	$971	$72	$25,927	$256	$36
Derivatives not designated as Hedging Instruments
Interest rate contracts	31,136	1,063	928	27,614	420	314
Foreign exchange contracts	2,110	44	42	2,173	19	18
Commodities contracts	2,606	306	303	3,020	155	152
Equity contracts	408	—	27	427	6	1
Total Contracts	$63,675	$2,384	$1,372	$59,161	$856	$521

The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month periods ended March 31, 2020 and 2019, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
(dollar amounts in millions)		2020	2019
Interest rate contracts:
Customer	Capital markets fees	$18	$10
Mortgage Banking	Mortgage banking income	96	12
Foreign exchange contracts	Capital markets fees	6	8
Commodities contracts	Capital markets fees	2	(6)
Equity contracts	Other noninterest expense	(2)	(1)
Total		$120	$23

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

2020 1Q Form 10-Q 75

modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments.

	March 31, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$19,375	$19,375
Long-term debt	8,040	—	8,040
Total notional value at March 31, 2020	$8,040	$19,375	$27,415

	December 31, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	—	18,375	18,375
Investment securities	$—	$12	$12
Long-term debt	7,540	—	7,540
Total notional value at December 31, 2019	$7,540	$18,387	$25,927

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $16 million and $(14) million for the three-month periods ended March 31, 2020, and 2019, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
(dollar amounts in millions)	2020	2019
Interest rate contracts
Change in fair value of interest rate swaps hedging long-term debt (1)	$200	$41
Change in fair value of hedged long term debt (1)	(190)	(41)

(1)	Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of March 31, 2020, and December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Liabilities
(dollar amounts in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Long-term debt	$7,775	$7,578	$304	$114
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(84) million and $(93) million at March 31, 2020 and December 31, 2019, respectively.

76 Huntington Bancshares Incorporated

Cash Flow Hedges
At March 31, 2020, Huntington has $19.4 billion of interest rate floors and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and losses on interest rate floors and swaps recognized in other comprehensive income were $308 million and $7 million for the three-months periods ended March 31, 2020 and 2019, respectively.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset (liability) position of these derivatives at March 31, 2020 and December 31, 2019 are $(6) million and $6 million, respectively. At March 31, 2020 and December 31, 2019, Huntington had commitments to sell residential real estate loans of $2.2 billion and $1.4 billion, respectively. These contracts mature in less than one year.
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
The notional value of the derivative financial instruments, corresponding trading assets and liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Notional value	$490	$778
Trading assets	64	19

	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
Trading gains	$57	$7

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

2020 1Q Form 10-Q 77

exposure to fluctuations in the price of various commodities. Hedging of energy-related products and base metals comprise the majority of these transactions.
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both March 31, 2020 and December 31, 2019, were $64 million and $87 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $32 billion and $30 billion at March 31, 2020 and December 31, 2019, respectively. Huntington’s credit risk from customer derivatives was $997 million and $407 million at the same dates, respectively.
Financial assets and liabilities that are offset in the Unaudited Condensed Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 11 “Fair Values of Assets and Liabilities”.
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $85 million and $22 million at March 31, 2020 and December 31, 2019, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At March 31, 2020, Huntington pledged $189 million of investment securities and cash collateral to counterparties, while other counterparties pledged $499 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

78 Huntington Bancshares Incorporated

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
March 31, 2020	Derivatives	$2,384	$(1,302)	$1,082	$(115)	$(62)	$905
December 31, 2019	Derivatives	856	(404)	452	(65)	(29)	358

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
March 31, 2020	Derivatives	$1,372	$(1,066)	$306	$—	$(108)	$198
December 31, 2019	Derivatives	521	(417)	104	—	(75)	29

13. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2020, and December 31, 2019:

	March 31, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	803	386	803
Other Investments	184	61	184
Total	$1,001	$699	$987

	December 31, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	727	332	727
Other Investments	179	63	179
Total	$920	$647	$906

2020 1Q Form 10-Q 79

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
A list of trust preferred securities outstanding at March 31, 2020 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	2.15%	(2)	$70	$6
Huntington Capital II	2.08	(3)	32	3
Sky Financial Capital Trust III	2.85	(4)	72	2
Sky Financial Capital Trust IV	2.85	(4)	74	2
Camco Financial Trust	2.78	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at March 31, 2020, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at March 31, 2020, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at March 31, 2020, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at March 31, 2020, based on three-month LIBOR +1.33%.
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

80 Huntington Bancshares Incorporated

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2020 and December 31, 2019.

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Affordable housing tax credit investments	$1,343	$1,242
Less: amortization	(540)	(515)
Net affordable housing tax credit investments	$803	$727
Unfunded commitments	$386	$332

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(dollar amounts in millions)	2020	2019
Tax credits and other tax benefits recognized	$29	$27
Proportional amortization expense included in provision for income taxes	25	22

There were no sales of affordable housing tax credit investments during the three-month periods ended March 31, 2020 and 2019. There was no impairment recognized for the three-month periods ended March 31, 2020 and 2019.
Other VIE’s
Other VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, automobile securitizations, and other miscellaneous investments.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2020 and December 31, 2019, were as follows:

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$16,174	$18,326
Consumer	14,526	14,831
Commercial real estate	1,164	1,364
Standby letters of credit	570	587
Commercial letters of credit	5	8

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

2020 1Q Form 10-Q 81

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $8 million and $8 million at March 31, 2020 and December 31, 2019, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 21 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $20 million at March 31, 2020 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
15. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. For a description of our business segments (see Note 24 Segment Reporting) in our 2019 Form 10-K.

82 Huntington Bancshares Incorporated

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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s March 31, 2020, December 31, 2019, and March 31, 2019, reported results by business segment.

	Three Months Ended March 31,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2020
Net interest income	$364	$232	$106	$43	$45	$790
Provision (benefit) for credit losses	82	298	60	1	—	441
Noninterest income	212	86	3	50	10	361
Noninterest expense	418	129	35	62	8	652
Provision (benefit) for income taxes	16	(23)	3	6	8	10
Net income (loss)	$60	$(86)	$11	$24	$39	$48
2019
Net interest income	$471	$273	$95	$53	$(70)	$822
Provision (benefit) for credit losses	17	43	9	(2)	—	67
Noninterest income	174	76	2	51	16	319
Noninterest expense	398	141	37	64	13	653
Provision (benefit) for income taxes	48	35	11	9	(40)	63
Net income (loss)	$182	$130	$40	$33	$(27)	$358

	Assets at		Deposits at
(dollar amounts in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Consumer & Business Banking	$24,917	$25,073	$51,898	$51,675
Commercial Banking	37,318	34,337	23,530	20,762
Vehicle Finance	20,431	20,155	525	376
RBHPCG	6,747	6,665	6,265	6,370
Treasury / Other	24,484	22,772	4,612	3,164
Total	$113,897	$109,002	$86,830	$82,347
2020 1Q Form 10-Q 83

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2019 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 14 “Commitments and Contingent Liabilities” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations. In the first quarter of 2020, we identified the following additional risk factor:
The COVID-19 pandemic is adversely affecting, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence.  In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint.  The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses.  Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets.  Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings.  The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will

84 Huntington Bancshares Incorporated

depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.
Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth.  The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic.  Additionally, some measures, such as a suspension of consumer and commercial loan payments and the reduction in interest rates to near zero, may have a negative impact on our business, financial condition, liquidity, and results of operations.  We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our businesses, and increased customer defaults.  Furthermore, the U.S. economy is likely to experience a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 to January 31, 2020	832,380	$13.57	$237,806,683
February 1, 2020 to February 29, 2020	3,605,784	13.45	189,306,799
March 1, 2020 to March 31, 2020	2,649,954	10.55	161,349,865
Total	7,088,118	$12.38	$161,349,865

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.

(2)
The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On July 17, 2019, the Board of Directors authorized the repurchase of up to $513 million of common shares over the four quarters through the 2020 second quarter. During the 2020 first quarter, Huntington repurchased a total of 7.1 million shares at a weighted average share price of $12.38.

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

2020 1Q Form 10-Q 85

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

10.1	*Management Incentive Plan for plan years beginning on or after January 1, 2020.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2020, formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

86 Huntington Bancshares Incorporated

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	May 1, 2020	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2020	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2020 1Q Form 10-Q 87