Form 10-Q
period 2020-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2020-07-31
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,017,309,583 shares of the registrant’s common stock ($0.01 par value) outstanding on June 30, 2020.

2020 2Q Form 10-Q 1

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CECL	Current Expected Credit Loss
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
EAD	Exposure at Default
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Cincinnati
FICO	Fair Isaac Corporation
FRB	Federal Reserve Board
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin

2020 2Q Form 10-Q 3

NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
PCD	Purchased-Credit-Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
EXECUTIVE OVERVIEW
Summary of 2020 Second Quarter Results Compared to 2019 Second Quarter
For the quarter, we reported net income of $150 million, or $0.13 per common share, compared with $364 million, or $0.33 per common share, in the year-ago quarter.
Fully-taxable equivalent net interest income was $797 million, down $22 million, or 3%. This reflected a 37 basis point decrease in the FTE net interest margin to 2.94%, partially offset by the benefit from the $9.9 billion, or 10%, increase in average earning assets.
The provision for credit losses increased $268 million year-over-year to $327 million in the 2020 second quarter. Net charge-offs increased $59 million to $107 million. The oil and gas portfolio accounted for approximately $60 million of the $80 million of commercial NCOs, nearly all of which resulted from charge-offs on loans sold in the quarter or under contract to be sold. Consumer NCOs of $27 million were down on both a year-over-year and linked quarter basis. Total NCOs represented an annualized 0.54% of average loans and leases in the current quarter, up from 0.25% in the year-ago quarter.
Noninterest income was $391 million, up $17 million, or 5%, from the year ago quarter. Mortgage banking income increased $62 million, or 182%. Partially offsetting this increase, service charges on deposit accounts decreased $32 million, or 35%, other noninterest income decreased $8 million, or 14%, and gain on sale of loans and leases decreased $5 million, or 38%.
Noninterest expense for the 2020 second quarter decreased $25 million, or 4%, from the year-ago quarter. Other noninterest expense decreased $15 million, or 24%, and personnel costs decreased $10 million, or 2%.

2020 2Q Form 10-Q 5

Common Equity Tier 1 risk-based capital ratio was 9.84%, down from 9.88% a year ago. The regulatory Tier 1 risk-based capital ratio was 11.79% compared to 11.28% at June 30, 2019. The balance sheet growth we experienced was driven predominately by PPP loans and elevated deposits at the Federal Reserve, both of which are 0% risk weighted, and as such did not have a material impact on the regulatory capital ratios. The capital impact of the repurchase of $352 million of common stock over the last four quarters (none in the 2020 second quarter) and cash dividends effectively offset earnings, adjusted for the CECL transition, on a year-over-year basis.  The regulatory Tier 1 risk-based capital ratio also reflects the issuance of $500 million of Series F preferred stock in the 2020 second quarter.
Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
COVID-19
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption that affects daily living and negatively impacts the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, increasing unemployment levels and causing volatility in the financial markets. As further discussed in “Discussion of Results of Operations,” the reduction in interest rates, borrower and counterparty credit deterioration and market volatility, among other factors, had negative impact on our current quarter performance. Though we are unable to estimate the magnitude, we expect the pandemic and related global economic crisis will adversely affect our future operating results.
Huntington was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with well-prepared business continuity plans. To ensure the safety of our branch colleagues, while still meeting the needs of our customers, we moved to use of branches with drive-thru only, with in-person meetings by appointment during shelter-in-place orders. For other colleagues, we have implemented a work-from-home approach with increased communication to keep them informed, engaged, productive and connected. Additional benefits have been provided, including medical, emergency paid time off and other programs for those whose families have been directly impacted by the virus. While state and local governments have started to ease temporary business closures and shelter in place requirements and we have opened our branches, we expect a large portion of our colleagues will continue to operate remotely.
For our customers, we have established a variety of temporary relief programs which include loan payment deferrals, late fee and overdraft waivers and the suspension of foreclosure and repossessions. We continue to work with our customers to originate and renew business loans as well as originate loans made available through the Small Business Administration Paycheck Protection Program, a lending program established as part of the relief to American consumers and businesses in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
CARES Act
The CARES Act was passed by Congress and signed into law on March 27, 2020. It provides for financial stimulus and government lending programs at unprecedented levels. The benefits of these programs within the economy remain uncertain.  The CARES Act includes a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”).  This program is known as the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging

6 Huntington Bancshares Incorporated

from 1% to 5%, based on the size of the loan.  In addition, the FRB has implemented a liquidity facility available to financial institutions participating in the PPP (“PPPLF”).  In conjunction with the PPP, the PPPLF will allow the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral.
Additionally, the CARES Act provides for relief on existing and new SBA loans through Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. To aid small- and medium-sized businesses across our footprint, we funded more than 35,000 loans with an outstanding balance of $6.2 billion as of June 30, 2020 through the SBA’s PPP, and we continue to originate more PPP loans. The CARES Act also provides for Mortgage Payment Relief and a foreclosure moratorium. Refer to the “Credit Risk” section for additional details on customer relief.
Federal Reserve Board Actions
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
The FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses.  While we have not participated in these facilities or programs to date, we may participate in some or all of these facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers or in an advisory capacity in the future.
Economy
Our second quarter results reflect strong execution across the bank in a very challenging operating environment, including our extraordinary efforts to help customers through the economic challenges associated with the pandemic. Many of our customers benefited from a variety of actions we instituted, including fee waivers and payment relief programs. These actions are consistent with our purpose of looking out for people. Huntington is well-positioned to support our customers through these current challenges and to help the economic recovery in the communities we serve. While we are pleased with the second quarter results, the COVID-19 pandemic has altered the economic fundamentals in our footprint for the foreseeable future and we continue to believe the economy will be challenged for some time.
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

2020 2Q Form 10-Q 7

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(amounts in millions, except per share data)	2020	2020	2019	2019	2019
Interest income	$902	$975	$1,011	$1,052	$1,068
Interest expense	110	185	231	253	256
Net interest income	792	790	780	799	812
Provision for credit losses	327	441	79	82	59
Net interest income after provision for credit losses	465	349	701	717	753
Service charges on deposit accounts	60	87	95	98	92
Card and payment processing income	59	58	64	64	63
Trust and investment management services	45	47	47	44	43
Mortgage banking income	96	58	58	54	34
Capital markets fees	31	33	31	36	34
Insurance income	25	23	24	20	23
Bank owned life insurance income	17	16	17	18	15
Gain on sale of loans and leases	8	8	16	13	13
Net (losses) gains on sales of securities	(1)	—	(22)	—	(2)
Other noninterest income	51	31	42	42	59
Total noninterest income	391	361	372	389	374
Personnel costs	418	395	426	406	428
Outside data processing and other services	90	85	89	87	89
Equipment	46	41	42	41	40
Net occupancy	39	40	41	38	38
Professional services	11	11	14	16	12
Amortization of intangibles	10	11	12	12	12
Marketing	5	9	9	10	11
Deposit and other insurance expense	9	9	10	8	8
Other noninterest expense	47	51	58	49	62
Total noninterest expense	675	652	701	667	700
Income before income taxes	181	58	372	439	427
Provision for income taxes	31	10	55	67	63
Net income	150	48	317	372	364
Dividends on preferred shares	19	18	19	18	18
Net income applicable to common shares	$131	$30	$298	$354	$346

Average common shares—basic	1,016	1,018	1,029	1,035	1,045
Average common shares—diluted	1,029	1,035	1,047	1,051	1,060
Net income per common share—basic	$0.13	$0.03	$0.29	$0.34	$0.33
Net income per common share—diluted	0.13	0.03	0.28	0.34	0.33
Return on average total assets	0.51%	0.17%	1.15%	1.37%	1.36%
Return on average common shareholders’ equity	5.0	1.1	11.1	13.4	13.5
Return on average tangible common shareholders’ equity (1)	6.7	1.8	14.3	17.3	17.7
Net interest margin (2)	2.94	3.14	3.12	3.20	3.31
Efficiency ratio (3)	55.9	55.4	58.4	54.7	57.6
Effective tax rate	17.2	17.0	14.8	15.4	14.6
Revenue—FTE
Net interest income	$792	$790	$780	$799	$812
FTE adjustment	5	6	6	6	7
Net interest income (2)	797	796	786	805	819
Noninterest income	391	361	372	389	374
Total revenue (2)	$1,188	$1,157	$1,158	$1,194	$1,193

8 Huntington Bancshares Incorporated

Table 2 - Selected Year to Date Income Statements

	Six Months Ended June 30,		Change
(amounts in millions, except per share data)	2020	2019	Amount	Percent
Interest income	$1,877	$2,138	$(261)	(12)%
Interest expense	295	504	(209)	(41)
Net interest income	1,582	1,634	(52)	(3)
Provision for credit losses	768	126	642	510
Net interest income after provision for credit losses	814	1,508	(694)	(46)
Service charges on deposit accounts	148	179	(31)	(17)
Card and payment processing income	117	119	(2)	(2)
Trust and investment management services	92	87	5	6
Mortgage banking income	154	55	99	180
Capital markets fees	64	56	8	14
Insurance income	48	44	4	9
Bank owned life insurance income	32	31	1	3
Gain on sale of loans and leases	17	26	(9)	(35)
Net (losses) gains on sales of securities	(1)	(2)	1	50
Other noninterest income	81	98	(17)	(17)
Total noninterest income	752	693	59	9
Personnel costs	814	822	(8)	(1)
Outside data processing and other services	175	170	5	3
Equipment	87	80	7	9
Net occupancy	79	80	(1)	(1)
Professional services	22	24	(2)	(8)
Amortization of intangibles	21	25	(4)	(16)
Marketing	14	18	(4)	(22)
Deposit and other insurance expense	18	16	2	13
Other noninterest expense	97	118	(21)	(18)
Total noninterest expense	1,327	1,353	(26)	(2)
Income before income taxes	239	848	(609)	(72)
Provision for income taxes	41	126	(85)	(67)
Net income	198	722	(524)	(73)
Dividends declared on preferred shares	37	37	—	—
Net income applicable to common shares	$161	$685	$(524)	(76)%

Average common shares—basic	1,017	1,046	(29)	(3)%
Average common shares—diluted	1,032	1,063	(31)	(3)
Net income per common share—basic	$0.16	$0.66	$(0.50)	(76)
Net income per common share—diluted	0.16	0.64	(0.48)	(75)

Revenue—FTE
Net interest income	$1,582	$1,634	$(52)	(3)%
FTE adjustment	11	14	(3)	(21)
Net interest income (2)	1,593	1,648	(55)	(3)
Noninterest income	752	693	59	9
Total revenue (2)	$2,345	$2,341	$4	—%

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

2020 2Q Form 10-Q 9

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended					Change
	June 30,	March 31,	December 31,	September 30,	June 30,	2Q20 vs. 2Q19
(dollar amounts in millions)	2020	2020	2019	2019	2019	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank	$3,413	$680	$672	$514	$518	$2,895	559%
Interest-bearing deposits in banks	169	150	176	149	135	34	25
Securities:
Trading account securities	39	95	109	137	161	(122)	(76)
Available-for-sale securities:
Taxable	11,179	11,671	11,221	11,096	10,501	678	6
Tax-exempt	2,728	2,753	2,791	2,820	2,970	(242)	(8)
Total available-for-sale securities	13,907	14,424	14,012	13,916	13,471	436	3
Held-to-maturity securities—taxable	9,798	9,428	8,592	8,566	8,771	1,027	12
Other securities	474	445	448	437	466	8	2
Total securities	24,218	24,392	23,161	23,056	22,869	1,349	6
Loans held for sale	1,039	865	950	877	734	305	42
Loans and leases: (3)
Commercial:
Commercial and industrial	35,284	30,849	30,373	30,632	30,644	4,640	15
Commercial real estate:
Construction	1,201	1,165	1,181	1,165	1,168	33	3
Commercial	5,885	5,566	5,625	5,762	5,732	153	3
Commercial real estate	7,086	6,731	6,806	6,927	6,900	186	3
Total commercial	42,370	37,580	37,179	37,559	37,544	4,826	13
Consumer:
Automobile	12,681	12,924	12,607	12,181	12,219	462	4
Home equity	8,897	9,026	9,192	9,353	9,482	(585)	(6)
Residential mortgage	11,463	11,391	11,330	11,214	11,010	453	4
RV and marine	3,706	3,590	3,564	3,528	3,413	293	9
Other consumer	1,082	1,185	1,231	1,261	1,264	(182)	(14)
Total consumer	37,829	38,116	37,924	37,537	37,388	441	1
Total loans and leases	80,199	75,696	75,103	75,096	74,932	5,267	7
Allowance for loan and lease losses	(1,557)	(1,239)	(787)	(799)	(778)	(779)	(100)
Net loans and leases	78,642	74,457	74,316	74,297	74,154	4,488	6
Total earning assets	109,038	101,783	100,062	99,692	99,188	9,850	10
Cash and due from banks	1,299	914	864	817	835	464	56
Intangible assets	2,206	2,217	2,228	2,240	2,252	(46)	(2)
All other assets	7,205	6,472	6,346	6,216	5,982	1,223	20
Total assets	$118,191	$110,147	$108,713	$108,166	$107,479	$10,712	10%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$23,878	$21,202	20,140	$19,796	$19,693	$4,185	21%
Money market deposits	25,728	24,697	24,560	24,266	23,305	2,423	10
Savings and other domestic deposits	10,609	9,632	9,552	9,681	10,105	504	5
Core certificates of deposit (4)	3,003	3,943	4,795	5,666	5,860	(2,857)	(49)
Other domestic time deposits of $250,000 or more	230	321	313	315	310	(80)	(26)
Brokered deposits and negotiable CDs	4,114	2,884	2,589	2,599	2,685	1,429	53
Total interest-bearing deposits	67,562	62,679	61,949	62,323	61,958	5,604	9
Short-term borrowings	826	3,383	1,965	2,331	3,166	(2,340)	(74)
Long-term debt	9,802	10,076	9,886	9,536	8,914	888	10
Total interest-bearing liabilities	78,190	76,138	73,800	74,190	74,038	4,152	6
Demand deposits—noninterest-bearing	25,660	20,054	20,643	19,926	19,760	5,900	30
All other liabilities	2,396	2,319	2,386	2,336	2,206	190	9
Shareholders’ equity	11,945	11,636	11,884	11,714	11,475	470	4
Total liabilities and shareholders’ equity	$118,191	$110,147	$108,713	$108,166	$107,479	$10,712	10%

10 Huntington Bancshares Incorporated

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Fully-taxable equivalent basis (1)	2020	2020	2019	2019	2019
Assets:
Interest-bearing deposits in Federal Reserve Bank	0.10%	1.08%	1.66%	2.19%	2.38%
Interest-bearing deposits in banks	0.33	1.52	1.81	2.38	2.08
Securities:
Trading account securities	1.99	3.21	2.45	2.36	1.92
Available-for-sale securities:
Taxable	2.30	2.62	2.63	2.67	2.73
Tax-exempt	2.75	3.30	3.43	3.63	3.66
Total available-for-sale securities	2.39	2.75	2.79	2.87	2.94
Held-to-maturity securities—taxable	2.39	2.50	2.50	2.51	2.54
Other securities	0.57	2.07	2.57	3.15	3.44
Total securities	2.35	2.64	2.68	2.74	2.79
Loans held for sale	3.22	3.39	3.40	3.69	4.00
Loans and leases: (3)
Commercial:
Commercial and industrial	3.62	4.12	4.31	4.57	4.82
Commercial real estate:
Construction	3.66	4.75	5.07	5.50	5.59
Commercial	2.94	4.00	4.36	4.67	4.88
Commercial real estate	3.06	4.13	4.48	4.81	5.00
Total commercial	3.53	4.12	4.34	4.61	4.85
Consumer:
Automobile	3.84	4.05	4.15	4.09	4.02
Home equity	3.73	4.75	5.03	5.38	5.56
Residential mortgage	3.51	3.70	3.73	3.80	3.84
RV and marine	4.71	4.91	4.96	4.96	4.94
Other consumer	11.10	12.39	12.71	13.34	13.29
Total consumer	4.00	4.45	4.59	4.72	4.76
Total loans and leases	3.75	4.29	4.47	4.67	4.80
Total earning assets	3.35	3.88	4.03	4.21	4.35
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.07	0.43	0.63	0.57	0.58
Money market deposits	0.40	0.81	0.99	1.20	1.15
Savings and other domestic deposits	0.10	0.17	0.20	0.22	0.23
Core certificates of deposit (4)	1.55	1.91	2.09	2.17	2.15
Other domestic time deposits of $250,000 or more	1.25	1.56	1.70	1.85	1.92
Brokered deposits and negotiable CDs	0.18	1.22	1.67	2.21	2.39
Total interest-bearing deposits	0.28	0.68	0.87	0.98	0.97
Short-term borrowings	0.47	1.46	1.66	2.28	2.41
Long-term debt	2.58	2.70	3.50	3.59	3.91
Total interest-bearing liabilities	0.57	0.98	1.24	1.36	1.39

Net interest rate spread	2.78	2.90	2.79	2.85	2.96
Impact of noninterest-bearing funds on margin	0.16	0.24	0.33	0.35	0.35
Net interest margin	2.94%	3.14%	3.12%	3.20%	3.31%

(1)	FTE yields are calculated assuming a 21% tax rate.

(2)	Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

(4)	Includes consumer certificates of deposit of $250,000 or more.

2020 2Q Form 10-Q 11

2020 Second Quarter versus 2019 Second Quarter
FTE net interest income for the 2020 second quarter decreased $22 million, or 3%, from the 2019 second quarter. This reflected a 37 basis point decrease in the FTE net interest income to 2.94%, partially offset by the benefit from a $9.9 billion, or 10%, increase in average earning assets. The NIM compression reflected a 100 basis point year-over-year decrease in average earning asset yields and a 19 basis point decrease in the benefit from noninterest-bearing funds, partially offset by an 82 basis point decrease in average interest-bearing liability costs. The decrease in earning asset yields was primarily driven by lower interest rates on commercial and home equity loan yields and securities yields, pandemic-related late fee waivers, and elevated deposits at the Federal Reserve Bank. The decrease in average interest-bearing liability costs primarily reflected lower interest-bearing deposit costs (down 69 basis points) and lower long-term debt costs (down 133 basis points), both due to lower interest rates.
Average earning assets for the 2020 second quarter increased $9.9 billion, or 10%, from the year-ago quarter, primarily reflecting a $5.3 billion, or 7%, increase in average total loans and leases, a $2.9 billion, or 559%, increase in interest-bearing deposits at the Federal Reserve Bank, and a $1.3 billion, or 6%, increase in average total securities. Average C&I loans increased $4.6 billion, or 15%, primarily reflecting the $4.1 billion of average PPP loans. Average automobile loans increased $0.5 billion, or 4%, driven by strong production over the past year. Average residential mortgage loans increased $0.5 billion, or 4%, reflecting robust portfolio mortgage production over the past year. The increase in average total securities primarily reflected portfolio growth and the mark-to-market of the available-for-sale portfolio. Partially offsetting these increases, average home equity loans and lines of credit decreased $0.6 billion, or 6%, reflecting a shift in consumer preferences.
Average total interest-bearing liabilities for the 2020 second quarter increased $4.2 billion, or 6%, from the year-ago quarter. Average total deposits increased $11.5 billion, or 14%, while average total core deposits increased $10.2 billion, or 13%. The increase in average total core deposits was primarily driven by commercial growth related to the PPP loans and commercial line draws, consumer growth related to government stimulus, and reduced account attrition. Specifically within core deposits, average total demand deposits increased $10.1 billion, or 26%, average money market deposits increased $2.4 billion, or 10%, and average savings and other domestic deposits increased $0.5 billion, or 5%. Partially offsetting these increases, average core CDs decreased $2.9 billion, or 49%, reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Average brokered deposits and negotiable CDs increased $1.4 billion, or 53%, reflecting balance growth in new and existing brokered deposit accounts. Average total debt decreased $1.5 billion, or 12%, reflecting the repayment of short-term borrowings due to the strong core deposit growth.
2020 Second Quarter versus 2020 First Quarter
Compared to the 2020 first quarter, FTE net interest income increased $1 million, or less than 1%, reflecting a 7% increase in average earning assets partially offset by NIM compression of 20 basis points. The NIM compression reflected a 53 basis point decrease in average earning asset yields and an 8 basis point decrease in the benefit from noninterest-bearing funds, partially offset by a 41 basis point decrease in average interest-bearing liability costs. The decrease in earning asset yields was primarily driven by the impact of lower interest rates on commercial and home equity loan yields as well as elevated deposits at the Federal Reserve Bank. The decrease in average interest-bearing liability costs primarily reflects lower interest-bearing deposit costs (down 40 basis points) and lower short-term borrowings costs (down 99 basis points), both due to lower interest rates. The NIM in the 2020 second quarter was negatively impacted by approximately 3 basis points of derivative ineffectiveness compared to a benefit of approximately 4 basis points in the 2020 first quarter.
Compared to the 2020 first quarter, average earning assets increased $7.3 billion, or 7%, primarily reflecting a $4.5 billion, or 6%, increase in average total loans and leases and a $2.7 billion, or 402%, increase in interest-bearing deposits at the Federal Reserve Bank. Average C&I loans increased $4.4 billion, or 14%, primarily reflecting the $4.1 billion of average PPP loans.

12 Huntington Bancshares Incorporated

Compared to the 2020 first quarter, average total interest-bearing liabilities increased $2.1 billion, or 3%. Average total deposits increased $10.5 billion, or 13%, while average total core deposits increased $9.4 billion, or 12%. The increase in average total core deposits was primarily driven by commercial growth related to the PPP loans and commercial line draws, consumer growth related to government stimulus, and reduced account attrition. Specifically within core deposits, average total demand deposits increased $8.3 billion, or 20%, average money market deposits increased $1.0 billion, or 4%, and average savings and other domestic deposits increased $1.0 billion, or 10%. Partially offsetting these increases, average core CDs decreased $0.9 billion, or 24%, reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Average brokered deposits and negotiable CDs increased $1.2 billion, or 43%, reflecting balance growth in new and existing brokered deposit accounts. Average total debt decreased $2.8 billion, or 21%, as short-term borrowings were repaid with core deposit inflows.

2020 2Q Form 10-Q 13

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Six Months Ended June 30,		Change		Six Months Ended June 30,
Fully-taxable equivalent basis (1)	2020	2019	Amount	Percent	2020	2019
Assets:
Interest-bearing deposits in Federal Reserve Bank	$2,047	$510	$1,537	301%	0.26%	2.39%
Interest-bearing deposits in banks	159	122	37	30	0.89	1.93
Securities:
Trading account securities	67	149	(82)	(55)	2.86	1.97
Available-for-sale securities:
Taxable	11,425	10,626	799	8	2.46	2.78
Tax-exempt	2,740	3,008	(268)	(9)	3.03	3.68
Total available-for-sale securities	14,165	13,634	531	4	2.57	2.98
Held-to-maturity securities—taxable	9,613	8,713	900	10	2.44	2.53
Other securities	460	501	(41)	(8)	1.30	4.01
Total securities	24,305	22,997	1,308	6	2.50	2.82
Loans held for sale	952	717	235	33	3.30	4.04
Loans and leases: (3)
Commercial:
Commercial and industrial	33,066	30,595	2,471	8	3.86	4.87
Commercial real estate:
Construction	1,183	1,171	12	1	4.19	5.58
Commercial	5,726	5,710	16	—	3.45	4.94
Commercial real estate	6,909	6,881	28	—	3.58	5.05
Total commercial	39,975	37,476	2,499	7	3.81	4.90
Consumer:
Automobile	12,803	12,290	513	4	3.95	3.98
Home equity	8,961	9,561	(600)	(6)	4.24	5.57
Residential mortgage	11,427	10,899	528	5	3.60	3.85
RV and marine	3,648	3,355	293	9	4.81	4.95
Other consumer	1,133	1,273	(140)	(11)	11.77	13.27
Total consumer	37,972	37,378	594	2	4.23	4.75
Total loans and leases	77,947	74,854	3,093	4	4.01	4.83
Allowance for loan and lease losses	(1,398)	(779)	(619)	(79)
Net loans and leases	76,549	74,075	2,474	3
Total earning assets	105,410	99,200	6,210	6	3.60%	4.38%
Cash and due from banks	1,106	844	262	31
Intangible assets	2,211	2,258	(47)	(2)
All other assets	6,840	5,972	868	15
Total assets	$114,169	$107,495	$6,674	6%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$22,540	$19,746	$2,794	14%	0.24%	0.57%
Money market deposits	25,213	23,121	2,092	9	0.60	1.10
Savings and other domestic deposits	10,120	10,222	(102)	(1)	0.14	0.23
Core certificates of deposit (4)	3,028	5,955	(2,927)	(49)	1.71	2.13
Other domestic time deposits of $250,000 or more	720	323	397	123	1.81	1.87
Brokered deposits and negotiable CDs	3,499	3,042	457	15	0.61	2.39
Total interest-bearing deposits	65,120	62,409	2,711	4	0.47	0.95
Short-term borrowings	2,105	2,745	(640)	(23)	1.26	2.41
Long-term debt	9,939	8,946	993	11	2.64	3.95
Total interest-bearing liabilities	77,164	74,100	3,064	4	0.77	1.37
Demand deposits—noninterest-bearing	$22,857	$19,833	3,024	15	—	—
All other liabilities	2,358	2,245	113	5
Shareholders’ equity	11,790	11,317	473	4
Total liabilities and shareholders’ equity	$114,169	$107,495	$6,674	6%
Net interest rate spread					2.83	3.01
Impact of noninterest-bearing funds on margin					0.21	0.34
Net interest margin					3.04%	3.35%

(1)	FTE yields are calculated assuming a 21% tax rate.

(2)	Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans.

(4)	Includes consumer certificates of deposit of $250,000 or more.

14 Huntington Bancshares Incorporated

2020 First Six Months versus 2019 First Six Months
FTE net interest income for the first six-month period of 2020 decreased $55 million, or 3%. This reflected the benefit of a $6.2 billion, or 6%, increase in average total earning assets and a 31 basis point decrease in the FTE NIM to 3.04%. Average loans and leases increased $3.1 billion, or 4%, primarily reflecting an increase in C&I lending. Average earning asset yields decreased 78 basis points due to a 82 basis point decline in loan yields. Average funding costs decreased 60 basis points, primarily driven by lower cost of interest-bearing deposits (down 48 basis points) and long-term debt (down 131 basis points). Average short-term borrowing costs decreased 115 basis points. The benefit from noninterest-bearing funding declined 13 basis points.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses for the 2020 second quarter was $327 million, which increased $268 million, or 454%, compared to the 2019 second quarter . On a year-to-date basis, provision for credit losses for the first six-month period of 2020 was $768 million, an increase of $642 million, or 510%, compared to the year-ago period. The increase from 2019 is attributed to the deteriorating economic outlook resulting from the COVID-19 pandemic, and risk rating downgrades within the oil and gas, hospitality and other commercial portfolios.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			2Q20 vs. 2Q19		2Q20 vs. 1Q20
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2020	2020	2019	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$60	$87	$92	$(32)	(35)%	$(27)	(31)%
Card and payment processing income	59	58	63	(4)	(6)	1	2
Trust and investment management services	45	47	43	2	5	(2)	(4)
Mortgage banking income	96	58	34	62	182	38	66
Capital markets fees	31	33	34	(3)	(9)	(2)	(6)
Insurance income	25	23	23	2	9	2	9
Bank owned life insurance income	17	16	15	2	13	1	6
Gain on sale of loans and leases	8	8	13	(5)	(38)	—	—
Net (losses) gains on sales of securities	(1)	—	(2)	1	50	(1)	(100)
Other noninterest income	51	31	59	(8)	(14)	20	65
Total noninterest income	$391	$361	$374	$17	5%	$30	8%
2020 Second Quarter versus 2019 Second Quarter
Total noninterest income for the 2020 second quarter increased $17 million, or 5%, from the year-ago quarter. Mortgage banking income increased $62 million, or 182%, primarily reflecting higher secondary marketing spreads and a 105% increase in salable mortgage originations. Partially offsetting this increase, service charges on deposit accounts decreased $32 million, or 35%, primarily reflecting reduced customer activity and pandemic-related fee waivers. Other noninterest income decreased $8 million, or 14%, primarily as a result of several notable items impacting each quarter. The 2019 second quarter included a $15 million gain on the sale of the Wisconsin retail branches, a $5 million mark-to-market adjustment on economic hedges, and $2 million of mezzanine gains. Partially offsetting these items, the 2020 second quarter included a $13 million gain on the annuitization of a retiree health plan, a $5 million gain on the sale of the retirement plan services recordkeeping business, and $3 million of mezzanine losses. Gain on sale of loans and leases decreased $5 million, or 38%, primarily due to lower SBA loan sales.

2020 2Q Form 10-Q 15

2020 Second Quarter versus 2020 First Quarter
Compared to the 2020 first quarter, total noninterest income increased $30 million, or 8%. Mortgage banking income increased $38 million, or 66%, primarily reflecting a 72% increase in salable mortgage originations and higher secondary marketing spreads. Other noninterest income increased $20 million, or 65%, primarily reflecting a $13 million gain on the annuitization of a retiree health plan, a $5 million gain on the sale of the retirement plan services recordkeeping business, and a $3 million increase in income on terminated leases, partially offset by $3 million of mezzanine losses. Partially offsetting these increases, service charges on deposit accounts decreased $27 million, or 31%, primarily reflecting reduced customer activity and pandemic-related fee waivers.

Table 6 - Noninterest Income—2020 First Six Months Ended vs. 2019 First Six Months Ended
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Service charges on deposit accounts	$148	$179	$(31)	(17)%
Card and payment processing income	117	119	(2)	(2)
Trust and investment management services	92	87	5	6
Mortgage banking income	154	55	99	180
Capital markets fees	64	56	8	14
Insurance income	48	44	4	9
Bank owned life insurance income	32	31	1	3
Gain on sale of loans and leases	17	26	(9)	(35)
Net (losses) gains on sales of securities	(1)	(2)	1	50
Other noninterest income	81	98	(17)	(17)
Total noninterest income	$752	$693	$59	9%
Noninterest income for the first six-month period of 2020 increased $59 million, or 9%, from the year-ago period. Mortgage banking income increased $99 million or 180%, primarily reflecting an increase in salable mortgage originations and higher secondary marketing spreads. Offsetting this increase, service charges on deposit accounts decreased $31 million, or 17%, primarily reflecting reduced customer activity and pandemic-related fee waivers. Other noninterest income decreased $17 million, or 17%, primarily as a result of several notable items impacting both periods. The first six-month period of 2019 included a $15 million gain from the sale of Wisconsin retail branches, a $5 million mark-to-market adjustment on economic hedges, $4 million of mezzanine gains and higher fixed income brokerage income. Partially offsetting these decreases, the current year included a $13 million gain on the annuitization of a retiree health plan, a $5 million gain on the sale of the retirement plan services recordkeeping business and $2 million of mezzanine losses. Gain on sale of loans and leases decreased $9 million or 35%, primarily due to lower SBA loan sales.
16 Huntington Bancshares Incorporated

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three Months Ended			2Q20 vs. 2Q19		2Q20 vs. 1Q20
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2020	2020	2019	Amount	Percent	Amount	Percent
Personnel costs	$418	$395	$428	$(10)	(2)%	$23	6%
Outside data processing and other services	90	85	89	1	1	5	6
Equipment	46	41	40	6	15	5	12
Net occupancy	39	40	38	1	3	(1)	(3)
Professional services	11	11	12	(1)	(8)	—	—
Amortization of intangibles	10	11	12	(2)	(17)	(1)	(9)
Marketing	5	9	11	(6)	(55)	(4)	(44)
Deposit and other insurance expense	9	9	8	1	13	—	—
Other noninterest expense	47	51	62	(15)	(24)	(4)	(8)
Total noninterest expense	$675	$652	$700	$(25)	(4)%	$23	4%
Number of employees (average full-time equivalent)	15,703	15,386	15,780	(77)	—%	317	2%
2020 Second Quarter versus 2019 Second Quarter
Total noninterest expense for the 2020 second quarter decreased $25 million, or 4%, from the year-ago quarter. Other noninterest expense decreased $15 million, or 24%, primarily as a result of lower travel and business development expense as well as a $5 million donation to the Columbus Foundation in the year-ago quarter. Personnel costs decreased $10 million, or 2%, primarily reflecting reduced benefits expense and lower equity compensation expense. Marketing expense decreased $6 million, or 55%, related to the timing of marketing campaigns in light of the pandemic. Partially offsetting these decreases, equipment expense increased $6 million, or 15%, primarily reflecting the impact of higher technology costs.
2020 Second Quarter versus 2020 First Quarter
Total noninterest expense increased $23 million, or 4%, from the 2020 first quarter. Personnel costs increased $23 million, or 6%, primarily reflecting higher incentive compensation, particularly in mortgage, and the timing of equity compensation expense in the second quarter. Outside data processing and other services increased $5 million, or 6%, and equipment expense increased $5 million, or 12%, both primarily reflecting the impact of increased technology costs.

Table 8 - Noninterest Expense—2020 First Six Months Ended vs. 2019 First Six Months Ended

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Personnel costs	$814	$822	$(8)	(1)%
Outside data processing and other services	175	170	5	3
Equipment	87	80	7	9
Net occupancy	79	80	(1)	(1)
Professional services	22	24	(2)	(8)
Marketing	14	18	(4)	(22)
Amortization of intangibles	21	25	(4)	(16)
Deposit and other insurance expense	18	16	2	13
Other noninterest expense	97	118	(21)	(18)
Total noninterest expense	$1,327	$1,353	$(26)	(2)%
Noninterest expense decreased $26 million, or 2%, from the year-ago period. Other noninterest expense decreased $21 million, or 18%, primarily as a result of lower travel and business development expense as well as a $5 million donation to the Columbus Foundation and higher operational losses in the first six-months of 2019. Personnel costs decreased $8 million, or 1%, primarily reflecting reduced benefit expense and lower equity

2020 2Q Form 10-Q 17

compensation expense. Marketing expense decreased $4 million, or 22%, related to the timing of marketing campaigns in light of the pandemic. Offsetting these decreases, equipment expense increased $7 million, or 9%, primarily reflecting the impact of increased technology costs.
Provision for Income Taxes
The provision for income taxes in the 2020 second quarter was $31 million. This compared with a provision for income taxes of $63 million in the 2019 second quarter and $10 million in the 2020 first quarter. The provision for income taxes for the six-month periods ended June 30, 2020 and June 30, 2019 was $41 million and $126 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The effective tax rates for the 2020 second quarter, 2019 second quarter, and 2020 first quarter were 17.2%, 14.6%, and 17.0%, respectively. The effective tax rates for the six-month periods ended June 30, 2020 and June 30, 2019 were 17.2% and 14.8%, respectively. The variance between the 2020 second quarter compared to the 2019 second quarter, and the six month period ended June 30, 2020 compared to the six month period ended June 30, 2019 in the provision for income taxes and effective tax rates relates primarily to lower pre-tax income and the impact of stock-based compensation. The net federal deferred tax liability was $222 million and the net state deferred tax asset was $33 million at June 30, 2020.
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

18 Huntington Bancshares Incorporated

We focus on the early identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our ongoing expansion of portfolio management resources demonstrates our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
We have assessed the impact of COVID-19 on our loan portfolio, as we would with any natural disaster or significant economic decline.  Huntington responded to customers with offers of payment deferrals, suspended repossessions and foreclosures, and elimination of late fees.  We believe that these decisions are appropriate due to the widespread impact economic conditions had on both commercial and consumer borrowers.  The longer term impact of our response is dependent upon a number of variables, including the continuation of the re-opening of the economy and impacts resulting from continued elevated unemployment that could lead to increased delinquencies, defaults, and foreclosures in our consumer portfolio. Additionally, increased credit deterioration will lead to elevated default rates in our industries highly impacted by COVID-19. As of June 1, 2020, Huntington re-initiated our automobile and RV and marine repossession process, while mortgage foreclosure actions remain suspended.
The table below summarizes our deferral activity at June 30, 2020 under our COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act.

Table 9 - Loan and Lease Portfolio Deferrals
	June 30, 2020
	Deferred	Outstandings
(dollar amounts in millions)	# of Loans	Portfolio	Deferred	%
Commercial:
Commercial and industrial	5,584	$34,879	$3,186	9%
Commercial real estate:
Construction	27	1,200	90	8%
Commercial	536	5,979	1,719	29%
Commercial real estate	563	7,179	1,809	25%
Total commercial	6,147	42,058	4,995	12%
Consumer:
Automobile	21,984	12,678	426	3%
Home equity	3,321	8,866	267	3%
Residential mortgage	3,322	11,621	1,002	9%
RV and marine	2,200	3,843	117	3%
Other consumer	1,336	1,073	12	1%
Total consumer	32,163	38,081	1,824	5%
Total loans and leases	38,310	$80,139	$6,819	9%

Huntington initiated a customer centric payment deferral plan in mid-March 2020. The response across the consumer portfolios was immediate, with substantial deferral activity across the portfolio in March and April. Our commercial loan deferral activity was predominately in April and May.
We have experienced an overall decline in the level of deferred accounts across the consumer portfolio over the course of the quarter as the deferrals began to expire. The post deferral performance to date for the automobile, RV and marine, and home equity portfolios has been consistent with our expectations. We have not experienced sufficient post deferral performance to date within the residential mortgage portfolio to make any meaningful conclusions, as these deferrals have the longest timeframes, extending out as far as 180 days. Our customer assistance teams are well positioned to help our consumer customers who have been impacted by the current economic conditions.

2020 2Q Form 10-Q 19

The commercial deferrals were primarily 90 days in length and will begin to expire in the third quarter of 2020. For commercial borrowers requiring additional modifications to existing terms and conditions, expiring deferrals will be replaced with amendments and waivers, to the extent appropriate, as we continue to work with our customers.
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2019 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
Commercial:
Commercial and industrial	$34,879	44%	$32,959	42%	$30,664	41%	$30,394	41%	$30,608	41%
Commercial real estate:
Construction	1,200	1	1,180	2	1,123	1	1,157	2	1,146	1
Commercial	5,979	7	5,793	7	5,551	7	5,698	8	5,742	8
Commercial real estate	7,179	8	6,973	9	6,674	8	6,855	10	6,888	9
Total commercial	42,058	52	39,932	51	37,338	49	37,249	51	37,496	50
Consumer:
Automobile	12,678	16	12,907	17	12,797	17	12,292	15	12,173	16
Home equity	8,866	11	9,010	11	9,093	12	9,300	12	9,419	12
Residential mortgage	11,621	15	11,398	15	11,376	15	11,247	15	11,182	15
RV and marine	3,843	5	3,643	5	3,563	5	3,553	5	3,492	5
Other consumer	1,073	1	1,145	1	1,237	2	1,251	2	1,271	2
Total consumer	38,081	48	38,103	49	38,066	51	37,643	49	37,537	50
Total loans and leases	$80,139	100%	$78,035	100%	$75,404	100%	$74,892	100%	$75,033	100%
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

20 Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2019 are consistent with the portfolio growth metrics.

Table 11 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
Commercial loans and leases:
Real estate and rental and leasing	$7,117	9%	$6,991	9%	$6,662	9%	$6,826	9%	$6,983	9%
Manufacturing	6,147	8	5,846	7	5,248	7	5,141	7	5,329	7
Retail trade (1)	5,053	6	5,886	8	5,239	7	5,031	7	5,161	7
Health care and social assistance	3,534	4	2,815	4	2,498	3	2,604	3	2,497	3
Finance and insurance	3,345	4	3,670	5	3,307	4	3,308	4	3,473	5
Accommodation and food services	2,877	4	2,081	3	2,072	3	2,008	3	1,868	2
Wholesale trade	2,352	3	2,555	3	2,437	3	2,449	3	2,604	3
Professional, scientific, and technical services	2,177	3	1,615	2	1,360	2	1,347	2	1,336	2
Other services	1,510	2	1,358	2	1,310	2	1,324	2	1,360	2
Construction	1,492	2	962	1	900	1	973	1	892	1
Transportation and warehousing	1,338	2	1,211	2	1,207	2	1,242	2	1,240	2
Mining, quarrying, and oil and gas extraction	930	1	1,162	1	1,304	2	1,375	2	1,310	2
Admin./Support/Waste Mgmt. and Remediation Services	916	1	693	1	731	1	687	1	681	1
Information	759	1	728	1	649	1	619	1	527	1
Arts, entertainment, and recreation	732	1	694	1	690	1	654	1	617	1
Utilities	573	1	629	1	546	1	419	1	445	1
Educational services	559	—	465	—	463	—	467	1	481	1
Public administration	302	—	259	—	261	—	237	—	247	—
Agriculture, forestry, fishing and hunting	140	—	141	—	154	—	172	—	174	—
Management of companies and enterprises	115	—	104	—	105	—	112	—	103	—
Unclassified/Other	90	—	67	—	195	—	254	1	168	—
Total commercial loans and leases by industry category	42,058	52	39,932	51	37,338	49	37,249	51	37,496	50
Automobile	12,678	16	12,907	17	12,797	17	12,292	15	12,173	16
Residential mortgage	11,621	15	11,398	15	11,376	15	11,247	15	11,182	15
Home Equity	8,866	11	9,010	11	9,093	12	9,300	12	9,419	12
RV and marine	3,843	5	3,643	5	3,563	5	3,553	5	3,492	5
Other consumer loans	1,073	1	1,145	1	1,237	2	1,251	2	1,271	2
Total loans and leases	$80,139	100%	$78,035	100%	$75,404	100%	$74,892	100%	$75,033	100%

(1)
Amounts include $2.8 billion, $4.0 billion, $3.7 billion, $3.5 billion and $3.6 billion of auto dealer services loans at June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively.

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

2020 2Q Form 10-Q 21

Credit quality performance in the 2020 second quarter reflected total NCOs as a percent of average loans, annualized, of 0.54%, a decrease from 0.62% in the prior quarter. Total NCOs were $107 million, a decrease of $10 million from the prior quarter, primarily driven by a $7 million or 21% decrease in Consumer NCOs. NPAs increased from the prior quarter by $127 million, driven predominately by additions from the oil and gas portfolio. NPAs to total loans and leases increased to 0.89%.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 4 “Loans / Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section of our 2019 Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $513 million of commercial related NALs at June 30, 2020, $389 million, or 76%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets (1)

(dollar amounts in millions)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Nonaccrual loans and leases (NALs):
Commercial and industrial	$485	$396	$323	$291	$281
Commercial real estate	28	30	10	12	17
Automobile	8	6	4	5	4
Home equity	59	58	59	60	60
Residential mortgage	66	66	71	69	62
RV and marine	2	2	1	1	1
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	648	558	468	438	425
Other real estate, net:
Residential	5	8	9	10	10
Commercial	2	2	2	2	4
Total other real estate, net	7	10	11	12	14
Other NPAs (2)	58	18	19	32	21
Total nonperforming assets	$713	$586	$498	$482	$460

Nonaccrual loans and leases as a % of total loans and leases	0.81%	0.72%	0.62%	0.58%	0.57%
NPA ratio (3)	0.89	0.75	0.66	0.64	0.61

(1)	Generally excludes loans that were under payment deferral or granted other assistance, including amendments or waivers of financial covenants in response to the COVID-19 pandemic.
(2)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(3)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

22 Huntington Bancshares Incorporated

2020 Second Quarter versus 2019 Fourth Quarter.
Total NPAs increased $215 million, or 43%, compared with December 31, 2019, driven by a significant increase related to oil and gas loans.
TDR Loans
(This section should be read in conjunction with Note 4 “Loans / Leases” of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2019 Form 10-K.)
On March 22, 2020 and April 7, 2020, the federal bank regulatory agencies including the FRB and OCC released statements encouraging financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The statements go on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  Section 4013 of the CARES Act further addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.
For COVID-19 related loan modifications which occurred from March 1, 2020 through June 30,2020, and met the loan modification criteria under the CARES Act, Huntington elected to suspend TDR accounting for such loan modifications. For loan modifications not eligible for the CARES Act, Huntington applied the interagency regulatory guidance that was clarified on April 7, 2020. Accordingly, insignificant concessions (related to the current COVID- 19 crisis) granted through payment deferrals, fee waivers, or other short-term modifications (generally 6 months or less) and provided to borrowers less than 30 days past due at March 17, 2020 were not be deemed to be TDRs. Therefore, modified loans that met the required guidelines for relief are excluded from the TDR disclosures below.
Over the past five quarters, over 75% of the total TDR balance remains accruing as borrowers continue to make their monthly payments, resulting in no identified credit losses. As of June 30, 2020, over 83% of the $438 million of accruing TDRs secured by residential real estate (residential mortgage and home equity in Table 13) are current on their required payments, with over 57% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.

2020 2Q Form 10-Q 23

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
TDRs—accruing:
Commercial and industrial	$192	$219	$213	$225	$245
Commercial real estate	35	37	37	40	48
Automobile	52	42	40	39	37
Home equity	209	219	226	233	241
Residential mortgage	229	227	223	221	221
RV and marine	6	3	3	3	2
Other consumer	10	11	11	10	10
Total TDRs—accruing	733	758	753	771	804
TDRs—nonaccruing:
Commercial and industrial	169	119	109	84	88
Commercial real estate	3	4	6	6	6
Automobile	2	2	2	3	3
Home equity	26	25	26	26	26
Residential mortgage	43	42	42	44	43
RV and marine	1	2	1	1	1
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	244	194	186	164	167
Total TDRs	$977	$952	$939	$935	$971
Overall TDRs increased slightly in the quarter, but have remained relatively consistent over the past five quarters. Huntington continues to proactively work with our borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
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
We use a combination of statistically-based models that utilize assumptions about current and future economic conditions throughout the contractual life of the loan. The process of estimating expected credit losses is based on several key parameters: Probability of Default (PD), Exposure at Default (EAD), and Loss Given Default (LGD). Beyond the reasonable and supportable period (two to three years), the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenario.
These three parameters are utilized to estimate the cumulative credit losses over the remaining expected life of the loan. We also consider the likelihood a previously charged-off account will be recovered. This calculation is

24 Huntington Bancshares Incorporated

dependent on how long ago the account was charged-off and future economic conditions, which estimate the likelihood and magnitude of recovery. Our models are developed using internal historical loss experience covering the full economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels discussed below. These macroeconomic scenarios contain certain geography based variables that are influential to our modeling process, including GDP, unemployment rates, interest rates, and housing prices. The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the economic scenarios. Lifetime losses for most of our loans and receivables are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, remaining months within loan agreements, among other factors.
The macroeconomic scenarios evaluated by Huntington during the second quarter reflect the estimated impact of the COVID-19 pandemic. The economic outlook meaningfully deteriorated from the prior quarter. This included unemployment, a key variable consumed by our models in our loss estimation process. The baseline scenario unemployment level peaked at 15% from 9% in the prior quarter. This unemployment variable is consumed within our models as both a rate of change and level variable. Historically, increases in unemployment have taken a more gradual path resulting in a more measured impact each quarter.
The uncertainty related to the COVID-19 pandemic prompted management to continue to assess the macroeconomic environment through the end of the quarter. Management considered multiple macro-economic forecasts that reflected a range of possible outcomes in order to capture the severity of and economic disruption associated with the pandemic. While we have incorporated our estimated impact of COVID-19 into our allowance for credit losses, the ultimate impact of COVID-19 is still uncertain, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.
Given significant COVID-19 specific government relief programs and potential stimulus packages, as well as certain limitations in our models in the current economic environment particularly the level of unemployment, management developed additional analytics to support adjustments to our modeled results.
The executive level committee responsible for the governance process around the appropriateness of scenarios, reviewed the macroeconomic scenarios provided for the quarter by the independent third party vendor. Given the fundamental uncertainty surrounding the economic outlook, along with uncertainty surrounding the probability weightings associated with the scenarios given limited back-testing of scenarios within a COVID environment, the committee decided to utilize a singular baseline economic scenario to derive its transactional reserve, along with qualitative reserves to generate the second quarter allowance. This approach allowed management to assess an explicit scenario in its evaluation of the allowance adequacy and appropriateness for the quarter.
Our ACL development methodology committee is responsible for governance of the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded commitments, where appropriate. Losses related to the unfunded commitments are then recorded as AULC within other liabilities in the Unaudited Condensed Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
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

2020 2Q Form 10-Q 25

ALLL, and a $2 million increase to the AULC. The increase in the commercial portfolio was largely attributable to adjustments to cover heightened risks of future deterioration in the oil and gas and leveraged lending portfolios. The increase in the consumer portfolio was largely attributable to the longer asset duration associated with many of these products.
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 14 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
ALLL
Commercial
Commercial and industrial	$923	44%	$837	42%	$469	41%	$441	41%	$455	41%
Commercial real estate	246	8	159	9	83	8	120	10	105	9
Total commercial	1,169	52	996	51	552	49	561	51	560	50
Consumer
Automobile	177	16	148	17	57	17	54	15	53	16
Home equity	105	11	120	11	50	12	47	12	47	12
Residential mortgage	44	15	53	15	23	15	22	15	22	15
RV and marine	125	5	97	5	21	5	20	5	18	5
Other consumer	82	1	90	1	80	2	79	2	74	2
Total consumer	533	48	508	49	231	51	222	49	214	50
Total ALLL	1,702	100%	1,504	100%	783	100%	783	100%	774	100%
AULC	119		99		104		101		101
Total ACL	$1,821		$1,603		$887		$884		$875
Total ALLL as a % of
Total loans and leases		2.12%		1.93%		1.04%		1.04%		1.03%
Nonaccrual loans and leases		263		270		167		178		182
NPAs		239		257		157		163		168
Total ACL as % of
Total loans and leases		2.27%		2.05%		1.18%		1.18%		1.17%
Nonaccrual loans and leases		281		287		190		201		206
NPAs		255		273		178		184		190

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
2020 Second Quarter versus 2019 Fourth Quarter
At June 30, 2020, the ALLL was $1,702 million, an increase of $919 million compared to the December 31, 2019 balance of $783 million. Of the increase, $528 million relates primarily to the deteriorating economic outlook resulting from the COVID-19 pandemic, with the remaining $391 million related to transition to the CECL lifetime loss methodology. Of the $528 million increase, $395 million relates to the ongoing economic uncertainty and a $133 million increase in specific reserves. The majority of the increase was related to the commercial portfolio. The ALLL to total loans and leases ratio increased 108 basis points to 2.12%
As referenced above, the implementation of CECL resulted in a January 1 adoption impact of $391 million. The ACL to total loans ratio was 2.27% at June 30, 2020, and 1.18% at December 31, 2019. This increase is reflective of the transition to the CECL lifetime loss methodology, the deteriorating economic outlook resulting from the COVID-19 pandemic and increased specific reserves, almost exclusively against the oil and gas portfolio.

26 Huntington Bancshares Incorporated

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

2020 2Q Form 10-Q 27

Table 15 - Quarterly Net Charge-off Analysis (1)
	Three Months Ended
	June 30,	March 31,	June 30,
(dollar amounts in millions)	2020	2020	2019
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$80	$84	$21
Commercial real estate:
Construction	1	—	(1)
Commercial	(1)	(1)	(2)
Commercial real estate	—	(1)	(3)
Total commercial	80	83	18
Consumer:
Automobile	10	7	5
Home equity	—	5	2
Residential mortgage	—	1	1
RV and marine	4	2	2
Other consumer	13	19	20
Total consumer	27	34	30
Total net charge-offs	$107	$117	$48

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.90%	1.09%	0.27%
Commercial real estate:
Construction	(0.01)	0.08	(0.08)
Commercial	(0.03)	(0.06)	(0.12)
Commercial real estate	(0.03)	(0.03)	(0.12)
Total commercial	0.75	0.89	0.20
Consumer:
Automobile	0.31	0.22	0.17
Home equity	0.08	0.19	0.07
Residential mortgage	0.02	0.02	0.05
RV and marine	0.37	0.27	0.25
Other consumer	4.80	6.45	6.02
Total consumer	0.30	0.35	0.31
Net charge-offs as a % of average loans	0.54%	0.62%	0.25%

(1)
As a result of the COVID-19 pandemic, Huntington suspended repossession for most of 2020 second quarter and foreclosures remain suspended. Additionally, loans in a payment deferral program which are performing according to their modified terms are generally not considered delinquent. While there were some changes to the charge-off process, we continued to accurately reflect the loss content associated with loans considered delinquent.

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL is established consistent with the level of risk associated with the commercial portfolio’s original underwriting. As a part of our normal portfolio management process for commercial loans, loans within the portfolio are periodically reviewed, and with improvement or deterioration in the risk rating, there is a corresponding movement in allowance levels (assuming an unchanged economic outlook).  For TDRs and loans with unique risk characteristics, a specific reserve is established based on the discounted projected cash flows or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL is established. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan coupled with the economic conditions forecasted over the life of the loan. Specific reserves are not identified for consumer loans, except for TDRs. In summary, if loan quality deteriorates, or the likelihood of worsening economic conditions increases, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases

28 Huntington Bancshares Incorporated

in NALs. When a commercial loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.
2020 Second Quarter versus 2020 First Quarter
NCOs were an annualized 0.54% of average loans and leases in the current quarter, decreasing from 0.62% in the 2020 first quarter, and within our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.75% in the current quarter compared to 0.89% in the 2020 first quarter. The commercial NCOs continue to be centered in our oil and gas portfolio. Consumer charge-offs were slightly lower for the quarter, primarily driven by seasonality trends across the consumer portfolio, consistent with our expectations. Given the level of NCOs we have experienced on an overall portfolio basis, we would expect to see continued elevated NCOs.

Table 16 - Year to Date Net Charge-off Analysis (1)
	Six Months Ended June 30,
(dollar amounts in millions)	2020	2019
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$164	$52
Commercial real estate:
Construction	1	(1)
Commercial	(2)	—
Commercial real estate	(1)	(1)
Total commercial	163	51
Consumer:
Automobile	17	15
Home equity	5	5
Residential mortgage	1	4
RV and marine	6	5
Other consumer	32	39
Total consumer	61	68
Total net charge-offs	$224	$119

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.99%	0.34%
Commercial real estate:
Construction	0.04	(0.09)
Commercial	(0.04)	—
Commercial real estate	(0.03)	(0.02)
Total commercial	0.81	0.27
Consumer:
Automobile	0.26	0.24
Home equity	0.14	0.10
Residential mortgage	0.02	0.08
RV and marine	0.32	0.32
Other consumer	5.66	6.08
Total consumer	0.33	0.36
Net charge-offs as a % of average loans	0.58%	0.32%

(1)
As a result of the COVID-19 pandemic, Huntington suspended repossession for most of 2020 second quarter and foreclosures remain suspended. Additionally, loans in a payment deferral program which are performing according to their modified terms are generally not considered delinquent. While there were some changes to the charge-off process, we continued to accurately reflect the loss content associated with loans considered delinquent.

2020 2Q Form 10-Q 29

2020 First Six Months versus 2019 First Six Months
NCOs increased $105 million in the first six-month period of 2020 to $224 million. The increase was driven by commercial NCOs which was centered in our oil and gas portfolio.
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
Huntington measures market risk exposure via financial simulation models, which provide management with insights on the potential impact to net interest income and other key metrics as a result of changes in market interest rates. Models are used to simulate cash flows and accrual characteristics of the balance sheet based on assumptions regarding the slope or shape of the yield curve, the direction and volatility of interest rates, and the changing composition and characteristics of the balance sheet resulting from strategic objectives and customer behavior. Assumptions and models provide insight on forecasted balance sheet growth and composition, and the pricing and maturity characteristics of current and future business.
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

Table 17 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	NA	-2.0%	-4.0%
June 30, 2020	-0.6%	2.3%	4.2%
December 31, 2019	0.1%	1.0%	2.3%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months.
With rates having fallen materially in the first half of 2020, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.  Management is now using the down 25 basis point scenario, which is more meaningful in the current market rate environment than the down 100 basis point scenario.  Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration.
The increase in sensitivity was driven by the impact of lower forecast rates on non-maturity deposits resulting in slower balance runoff, and higher securities prepayments in the implied forward scenario, providing more opportunity for higher reinvestment rates in up rate environments.

30 Huntington Bancshares Incorporated

Our NII at Risk is within our Board of Directors’ policy limits for the +100 and +200 basis point scenarios. There is no Board policy limit for the down 25 basis point scenario. The NII at Risk shows that our balance sheet is asset sensitive at both June 30, 2020, and December 31, 2019.

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	NA	-6.0%	-12.0%
June 30, 2020	-1.5%	6.2%	7.6%
December 31, 2019	—%	-3.1%	-9.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates.
With rates having fallen materially in the first half of 2020, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.  Management is now using the down 25 basis point scenario, which is more meaningful in the current market rate environment than the down 100 basis point scenario. Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration.
We are within our Board of Directors’ policy limits for the +100 and +200 basis point scenarios.  There is no board policy limit for the down 25 basis point scenario. The EVE depicts an asset sensitive balance sheet profile. The change in sensitivity was driven primarily by lower interest rates slowing deposit runoff and to a lesser extent, expected securities portfolio runoff.
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
Table 19 shows all swap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 “Derivative Financial Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements.

2020 2Q Form 10-Q 31

The following table presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at June 30, 2020 and December 31, 2019.

Table 19 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Qualifying Hedging Instruments
	June 30, 2020
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - 1 month LIBOR	$6,525	2.53	$288	1.81%	0.18%
Receive Fixed - 1 month LIBOR - forward starting (a)	750	3.79	24	1.24	—
Receive Variable - 1 month LIBOR (b)	2,950	1.90	(1)	0.14	0.19
Liability conversion swaps
Receive Fixed - 1 month LIBOR	5,704	2.47	336	2.29	0.18
Receive Fixed - 3 month LIBOR	1,790	0.51	20	1.81	0.33
Total swap portfolio at June 30, 2020	$17,719		$667

	June 30, 2020
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$7,200	0.87	$118	1.81%	0.18%
Floor Spread - 1 month LIBOR	1,400	2.63	31	1.96 / 1.14	0.18
Floor Spread - 1 month LIBOR - forward starting (c)	2,500	4.22	73	1.65 / 0.70	—
Total floors portfolio at June 30, 2020	$11,100		$222

	December 31, 2019
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - 1 month LIBOR	$5,387	2.87	$51	1.89%	1.73%
Receive Fixed - 1 month LIBOR - forward starting (d)	3,250	4.02	(28)	1.32	—
Liability conversion swaps
Receive Fixed - 1 month LIBOR	5,250	2.97	146	2.37	1.72
Receive Fixed - 3 month LIBOR	2,290	0.84	5	1.80	1.94
Total swap portfolio at December 31, 2019	$16,177		$174

	December 31, 2019
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$9,200	1.45	$36	1.84%	1.54%
Floor Spread - 1 month LIBOR	400	2.74	8	2.50 / 1.50	1.79
Floor Spread - 1 month LIBOR - forward starting (e)	150	4.34	2	1.75 / 1.00	—
Total floors portfolio at December 31, 2019	$9,750		$46

(a)	Forward starting swaps will become effective April 2021.

(b)	Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.

(c)	Forward starting floors will become effective from March 2021 to June 2021.

(d)	Forward starting swaps will become effective from January 2020 to June 2021.

(e)	Forward starting floors will become effective from March 2021 to June 2021.

32 Huntington Bancshares Incorporated

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
At June 30, 2020, we had a total of $172 million of capitalized MSRs representing the right to service $23.2 billion in mortgage loans.
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
During the first half of 2020, Huntington heightened its overall liquidity risk management process, including additional communication, monitoring, and reporting, given changes in the economic environment as a result of COVID-19. Overnight funding markets continue to demonstrate ample liquidity with the ability to obtain short-term funding. We continue to closely monitor wholesale funding markets and all government sponsored programs in relation to Huntington’s liquidity position.
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at June 30, 2020. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $4.7 billion as of June 30, 2020.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2020, these core deposits funded 75% of total assets (112% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $13 million and $25 million at June 30, 2020 and December 31, 2019, respectively.

2020 2Q Form 10-Q 33

The following table reflects deposit composition detail for each of the last five quarters:

Table 20 - Deposit Composition

	June 30,		March 31,		December 31,		September 30,		June 30,
(dollar amounts in millions)	2020		2020		2019		2019		2019
By Type:
Demand deposits—noninterest-bearing	$27,574	29%	$21,039	24%	$20,247	25%	$20,553	25%	$19,383	24%
Demand deposits—interest-bearing	22,961	25	23,115	27	20,583	25	19,976	24	19,085	24
Money market deposits	25,312	27	25,068	29	24,726	30	23,977	29	23,952	30
Savings and other domestic deposits	11,034	12	9,845	11	9,549	12	9,566	12	9,803	12
Core certificates of deposit (1)	2,478	3	3,599	4	4,356	5	5,443	7	5,703	7
Total core deposits:	89,359	96	82,666	95	79,461	97	79,515	97	77,926	97
Other domestic deposits of $250,000 or more	209	—	276	—	313	—	326	—	316	—
Brokered deposits and negotiable CDs	4,123	4	3,888	5	2,573	3	2,554	3	2,640	3
Total deposits	$93,691	100%	$86,830	100%	$82,347	100%	$82,395	100%	$80,882	100%
Total core deposits:
Commercial	$41,630	47%	$38,064	46%	$34,957	44%	$35,247	44%	$33,371	43%
Consumer	47,729	53	44,602	54	44,504	56	44,268	56	44,555	57
Total core deposits	$89,359	100%	$82,666	100%	$79,461	100%	$79,515	100%	$77,926	100%

(1)	Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $56.9 billion and $39.6 billion at June 30, 2020 and December 31, 2019, respectively. Unused borrowing capacity from the FHLB totaled $34.1 billion and $14.3 billion at June 30, 2020 and December 31, 2019, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At June 30, 2020, total wholesale funding was $14.2 billion, a decrease from $15.3 billion at December 31, 2019. The decrease from year-end primarily relates to a decrease in short-term borrowings, partially offset by an increase in brokered deposits and negotiable CDs.
At June 30, 2020, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
During the 2020 second quarter, Huntington issued $500 million of Series F Preferred Stock. See Note 9 “Shareholders’ Equity” for further information.
At June 30, 2020 and December 31, 2019, the parent company had $4.7 billion and $3.1 billion, respectively, in cash and cash equivalents.
On July 22, 2020, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on October 1, 2020, to shareholders of record on September 17, 2020. Based on the current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $153 million per quarter. On July 22, 2020, the Board of Directors declared a quarterly Series B, Series C, Series D, Series E, and Series F Preferred Stock dividend payable on

34 Huntington Bancshares Incorporated

October 15, 2020 to shareholders of record on October 1, 2020. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D, Series E, and Series F are expected to be approximately $2 million, $9 million, $7 million, and $7 million per quarter, respectively.
During the first six months of 2020, the Bank paid preferred and common dividends of $22 million and $989 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps and floors, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
Operational Risk
Operational risk is the risk of loss due to human error, inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, failed business contingency plans and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.
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

2020 2Q Form 10-Q 35

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
As disclosed in our 2019 Form 10-K, the U.S. federal banking regulatory agencies permitted BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Huntington has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below.

36 Huntington Bancshares Incorporated

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 21 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		June 30, 2020	March 31, 2020	June 30, 2019
Total risk-weighted assets	Consolidated	$87,323	$90,193	$86,332
	Bank	87,061	90,016	86,410
CET I risk-based capital	Consolidated	8,596	8,538	8,530
	Bank	9,214	9,887	9,583
Tier 1 risk-based capital	Consolidated	10,297	9,746	9,737
	Bank	10,378	10,760	10,460
Tier 2 risk-based capital	Consolidated	1,790	1,746	1,602
	Bank	1,446	1,481	1,296
Total risk-based capital	Consolidated	12,087	11,492	11,339
	Bank	11,824	12,241	11,756
CET I risk-based capital ratio	Consolidated	9.84%	9.47%	9.88%
	Bank	10.58	10.98	11.09
Tier 1 risk-based capital ratio	Consolidated	11.79	10.81	11.28
	Bank	11.92	11.95	12.11
Total risk-based capital ratio	Consolidated	13.84	12.74	13.13
	Bank	13.58	13.60	13.60
Tier 1 leverage ratio	Consolidated	8.86	9.01	9.24
	Bank	8.95	9.98	9.93

(1)
The June 30, 2020 and March 31, 2020 capital ratios reflect Huntington's election of a five-year transition to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period.

At June 30, 2020, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The balance sheet growth was driven predominately by PPP loans and elevated deposits at the Federal Reserve, both of which are 0% risk weighted, and as such did not have a material impact on the regulatory capital ratios. The capital impact of the repurchase of $352 million of common stock over the last four quarters (none in the 2020 second quarter) and cash dividends effectively offset earnings, adjusted for the CECL transition, on a year-over-year basis.  The regulatory Tier 1 risk-based capital and total risk-based capital ratios also reflect the issuance of $500 million of Series F preferred stock in the 2020 second quarter.
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
Shareholders’ equity totaled $12.3 billion at June 30, 2020, an increase of $519 million or 4% when compared with December 31, 2019 due to the issuance of $500 million of Series F Preferred Stock during second quarter 2020.

On June 25, 2020, we were notified by the FRB that under the severely adverse economic stress scenario in the supervisory stress tests, our modeled capital ratios would continue to exceed the minimum requirements under the FRB's capital adequacy rules. In addition, the FRB notified us that our preliminary stress capital buffer is 2.5%, which is the minimum under the stress capital buffer framework.  Our initial stress capital buffer will be in effect from October 1, 2020, until September 30, 2021, unless the FRB provides us with a revised stress capital buffer in connection with our resubmitted capital plan, as discussed further below. The FRB may, but is not required to, recalculate a large BHC’s stress capital buffer after receiving an updated capital plan.

2020 2Q Form 10-Q 37

The FRB also announced on June 25, 2020 that certain large BHCs, including Huntington, will not be permitted to make share repurchases, subject to certain limited exceptions, during the third quarter of 2020, but will be permitted to make dividend payments in the third quarter subject to limits based on the amount of dividends paid in the second quarter and the bank's average net income for the four preceding quarters.  Our third quarter dividend that was declared by the Board of Directors on July 21, 2020 complies with these limits.  In addition, large BHCs, including Huntington, will be required to resubmit and update their capital plans later this year to reflect ongoing stresses caused by the COVID-19 pandemic.  The FRB will conduct additional analysis each quarter to determine if the restrictions on third quarter capital distributions should be extended to future quarters.
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
We do not currently expect to repurchase common shares during the 2020 third quarter; however, the Board has authorized the repurchase of common shares during the 2020 third quarter to offset compensation plan-related share issuances as permitted by the Federal Reserve Board.  We may, at our discretion, repurchase common shares as permitted by this Board authorization.  Purchases of common shares under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.
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

38 Huntington Bancshares Incorporated

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
Net Income by Business Segment
Net income by business segment for the six-month periods ending June 30, 2020 and June 30, 2019 is presented in the following table:

Table 22 - Net Income by Business Segment
	Six Months Ended June 30,
(dollar amounts in millions)	2020	2019
Consumer and Business Banking	$165	$342
Commercial Banking	(115)	273
Vehicle Finance	9	85
RBHPCG	50	61
Treasury / Other	89	(39)
Net income	$198	$722
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

2020 2Q Form 10-Q 39

Consumer and Business Banking

Table 23 - Key Performance Indicators for Consumer and Business Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$733	$936	$(203)	(22)%
Provision for credit losses	114	48	66	138
Noninterest income	430	372	58	16
Noninterest expense	840	827	13	2
Provision for income taxes	44	91	(47)	(52)
Net income	$165	$342	$(177)	(52)%
Number of employees (average full-time equivalent)	7,871	8,124	(253)	(3)%
Total average assets	$26,815	$25,428	$1,387	5
Total average loans/leases	23,486	22,195	1,291	6
Total average deposits	54,077	51,454	2,623	5
Net interest margin	2.69%	3.61%	(0.92)%	(25)
NCOs	$56	$61	$(5)	(8)
NCOs as a % of average loans and leases	0.47%	0.55%	(0.08)%	(15)
2020 First Six Months versus 2019 First Six Months
Consumer and Business Banking, including Home Lending, reported net income of $165 million in the first six-month period of 2020, a decrease of $177 million, or 52%, compared to the year-ago period. Segment net interest income decreased $203 million, or 22%, due to decreased spread on deposits. The provision for credit losses increased $66 million, or 138% due to the deteriorating economic environment as a result of the COVID-19 pandemic. Noninterest income increased $58 million, or 16%, primarily due to increased mortgage banking income, partially offset by lower service charge income reflecting reduced customer activity and pandemic-related fee waivers. Noninterest expense increased $13 million, or 2%, due to increased personnel and allocated expenses, slightly offset by lower occupancy and equipment expense as a result of branch consolidations and divestitures, along with decreased travel and operational losses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $42 million in the first six-month period of 2020, compared with a net loss of $5 million in the year-ago period. Noninterest income increased $89 million, driven primarily by higher salable originations and higher salable spread. Noninterest expense increased $28 million due higher personnel expense as a result of higher origination volumes.

40 Huntington Bancshares Incorporated

Commercial Banking

Table 24 - Key Performance Indicators for Commercial Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$472	$536	$(64)	(12)%
Provision for credit losses	523	67	456	681
Noninterest income	170	165	5	3
Noninterest expense	265	288	(23)	(8)
Provision for income taxes	(31)	73	(104)	(142)
Net income	$(115)	$273	$(388)	(142)%
Number of employees (average full-time equivalent)	1,281	1,327	(46)	(3)%
Total average assets	$35,535	$33,479	$2,056	6
Total average loans/leases	27,706	27,257	449	2
Total average deposits	22,970	21,043	1,927	9
Net interest margin	3.14%	3.62%	(0.48)%	(13)
NCOs	$146	$38	$108	284
NCOs as a % of average loans and leases	1.06%	0.28%	0.78%	279
2020 First Six Months versus 2019 First Six Months
Commercial Banking reported a net loss of $115 million in the first six-month period of 2020, a decrease of $388 million, or 142%, compared to the year-ago period. Provision for credit losses increased $456 million, or 681%, due to the deteriorating economic environment as a result of the COVID-19 pandemic, as well as an increase in specific reserves largely driven by the oil and gas portfolio and a $38 million coal-related commercial credit. Segment net interest income decreased $64 million, or 12%, primarily due to a 48 basis point decrease in net interest margin driven by a sharp decline in the benefit of deposits. Noninterest income increased $5 million, or 3%, largely driven by higher capital markets revenue due to increased underwriting activity and higher commodities and customer interest rate derivatives. Noninterest expense decreased $23 million, or 8%, primarily due to personnel expense reflecting a reduction in incentives and a reduction in full-time equivalent employees as well as lower travel and business development expense as a result of COVID-19 related shelter-in-place ordinances.

Vehicle Finance

Table 25 - Key Performance Indicators for Vehicle Finance
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$206	$191	$15	8%
Provision for credit losses	131	14	117	836
Noninterest income	5	6	(1)	(17)
Noninterest expense	69	75	(6)	(8)
Provision for income taxes	2	23	(21)	(91)
Net income	$9	$85	$(76)	(89)%
Number of employees (average full-time equivalent)	267	268	(1)	—%
Total average assets	$19,941	$19,248	$693	4
Total average loans/leases	20,064	19,319	745	4
Total average deposits	506	314	192	61
Net interest margin	2.05%	2.00%	0.05%	3
NCOs	$23	$20	$3	15
NCOs as a % of average loans and leases	0.23%	0.21%	0.02%	10

2020 2Q Form 10-Q 41

2020 First Six Months versus 2019 First Six Months
Vehicle Finance reported net income of $9 million in the first six-month period of 2020, a decrease of $76 million, or 89%, compared to the year-ago period. This decrease is primarily driven by a $117 million increase in the provision for loan losses due to the deteriorating economic environment as a result of the COVID-19 pandemic. Segment net interest income increased $15 million, or 8%, due to a 5 basis point increase in the net interest margin as a result of maintaining our pricing discipline while optimizing loan production volumes. This increase is partially offset by lower fees related to fee waivers and payment relief programs as a result of the COVID-19 pandemic. Average loan balances increased $0.7 billion, or 4%, reflecting strong indirect auto originations over the past 12 months and continued consistent growth in the RV and marine portfolio. Noninterest income decreased $1 million primarily as a result of lower servicing revenue as the underlying serviced loans continue to run off, while noninterest expense decreased $6 million, or 8%, primarily reflecting lower allocated costs.

Regional Banking and The Huntington Private Client Group

Table 26 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$83	$104	$(21)	(20)%
Provision for credit losses	—	(3)	3	100
Noninterest income	105	100	5	5
Noninterest expense	124	130	(6)	(5)
Provision for income taxes	14	16	(2)	(13)
Net income	$50	$61	$(11)	(18)%
Number of employees (average full-time equivalent)	1,027	1,055	(28)	(3)%
Total average assets	$6,744	$6,289	$455	7
Total average loans/leases	6,457	5,987	470	8
Total average deposits	6,333	5,930	403	7
Net interest margin	2.53%	3.44%	(0.91)%	(26)
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	—%	—%	—
Total assets under management (in billions)—eop	$17.4	$16.5	$0.9	5
Total trust assets (in billions)—eop	127.4	113.7	13.7	12
eop - End of Period.
2020 First Six Months versus 2019 First Six Months
RBHPCG reported net income of $50 million in the first six-month period of 2020, a decrease of $11 million, or 18%, compared to the year-ago period. Segment net interest income decreased $21 million, or 20%, due to a 91 basis point decrease in net interest margin, reflecting both lower deposit and loan spreads. Average loans increased $0.5 billion, or 8%, primarily due to residential real estate mortgage loans, while average deposits increased $0.4 billion, or 7%. Noninterest income increased $5 million, or 5%, primarily due to the sale of Retirement Plan Services recordkeeping and administrative services. Noninterest expense decreased $6 million, or 5%, primarily due to lower travel and business development expense.

42 Huntington Bancshares Incorporated

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, socio-political, or industry conditions; the magnitude and duration of the COVID‐19 pandemic and its impact on the global economy and financial market conditions and our business, financial condition, liquidity, and results of operations; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect our future results.
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

2020 2Q Form 10-Q 43

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
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements included in our December 31, 2019 Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
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
Allowance for Credit Losses
Our ACL at June 30, 2020 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded loan commitments and letters of credit. Management estimates the allowance for credit losses by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings. Key external economic parameters that directly impact our loss modeling framework include forecasted footprint unemployment rates, interest rates, Consumer Confidence Index, FHFA House Pricing Index and Gross Domestic Product.
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

44 Huntington Bancshares Incorporated

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
At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 12 “Fair Values of Assets and Liabilities” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Goodwill
The emergence of COVID-19 as a global pandemic during the 2020 first quarter has resulted in significant deterioration of the economic environment which has impacted expected earnings. The heightened uncertainty in the economic environment has continued into the 2020 second quarter. As a result, management performed a qualitative assessment of the goodwill balance at June 30, 2020. The result of this assessment indicated it was probable that the fair value of each of our reporting units continues to exceed the respective carrying values and therefore management determined that a full goodwill test was not warranted. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods. Any impairment charge would not affect Huntington’s regulatory capital ratios, tangible common equity ratio or liquidity position.
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

2020 2Q Form 10-Q 45

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollar amounts in millions)	2020	2019
Assets
Cash and due from banks	$1,285	$1,045
Interest-bearing deposits at Federal Reserve Bank	5,008	125
Interest-bearing deposits in banks	82	102
Trading account securities	45	99
Available-for-sale securities	13,297	14,149
Held-to-maturity securities	9,416	9,070
Other securities	438	441
Loans held for sale (includes $954 and $781 respectively, measured at fair value)(1)	1,165	877
Loans and leases (includes $92 and $81 respectively, measured at fair value)(1)	80,139	75,404
Allowance for loan and lease losses	(1,702)	(783)
Net loans and leases	78,437	74,621
Bank owned life insurance	2,560	2,542
Premises and equipment	751	763
Goodwill	1,990	1,990
Servicing rights and other intangible assets	411	475
Other assets	3,540	2,703
Total assets	$118,425	$109,002
Liabilities and shareholders’ equity
Liabilities
Deposits	$93,691	$82,347
Short-term borrowings	146	2,606
Long-term debt	9,753	9,849
Other liabilities	2,521	2,405
Total liabilities	106,111	97,207
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock	1,697	1,203
Common stock	10	10
Capital surplus	8,743	8,806
Less treasury shares, at cost	(59)	(56)
Accumulated other comprehensive gain (loss)	290	(256)
Retained earnings	1,633	2,088
Total shareholders’ equity	12,314	11,795
Total liabilities and shareholders’ equity	$118,425	$109,002
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,017,309,583	1,020,003,482
Treasury shares outstanding	4,999,371	4,537,605
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	745,500	740,500

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 12 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements

46 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2020	2019	2020	2019
Interest and fee income:
Loans and leases	$754	$903	$1,563	$1,804
Available-for-sale securities
Taxable	64	72	141	148
Tax-exempt	15	21	33	43
Held-to-maturity securities—taxable	59	56	117	110
Other securities—taxable	1	4	3	10
Other	9	12	20	23
Total interest income	902	1,068	1,877	2,138
Interest expense:
Deposits	46	150	151	295
Short-term borrowings	1	19	13	33
Long-term debt	63	87	131	176
Total interest expense	110	256	295	504
Net interest income	792	812	1,582	1,634
Provision for credit losses	327	59	768	126
Net interest income after provision for credit losses	465	753	814	1,508
Service charges on deposit accounts	60	92	148	179
Card and payment processing income	59	63	117	119
Trust and investment management services	45	43	92	87
Mortgage banking income	96	34	154	55
Capital markets fees	31	34	64	56
Insurance income	25	23	48	44
Bank owned life insurance income	17	15	32	31
Gain on sale of loans and leases	8	13	17	26
Net (losses) gains on sales of securities	(1)	(2)	(1)	(2)
Other noninterest income	51	59	81	98
Total noninterest income	391	374	752	693
Personnel costs	418	428	814	822
Outside data processing and other services	90	89	175	170
Equipment	46	40	87	80
Net occupancy	39	38	79	80
Professional services	11	12	22	24
Amortization of intangibles	10	12	21	25
Marketing	5	11	14	18
Deposit and other insurance expense	9	8	18	16
Other noninterest expense	47	62	97	118
Total noninterest expense	675	700	1,327	1,353
Income before income taxes	181	427	239	848
Provision for income taxes	31	63	41	126
Net income	150	364	198	722
Dividends on preferred shares	19	18	37	37
Net income applicable to common shares	$131	$346	$161	$685
Average common shares—basic	1,016,259	1,044,802	1,016,951	1,045,899
Average common shares—diluted	1,028,683	1,060,280	1,031,629	1,062,959
Per common share:
Net income—basic	$0.13	$0.33	$0.16	$0.66
Net income—diluted	0.13	0.33	0.16	0.64

See Notes to Unaudited Condensed Consolidated Financial Statements

2020 2Q Form 10-Q 47

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Net income	$150	$364	$198	$722
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	62	134	235	280
Change in fair value related to cash flow hedges	11	47	319	54
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	(10)	1	(8)	2
Other comprehensive income, net of tax	63	182	546	336
Comprehensive income	$213	$546	$744	$1,058
See Notes to Unaudited Condensed Consolidated Financial Statements

48 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended June 30, 2020
Balance, beginning of period	$1,203	1,018,752	$10	$8,728	(4,534)	$(56)	$227	$1,657	$11,769
Net income								150	150
Other comprehensive income (loss), net of tax							63		63
Net proceeds from issuance of Preferred Series F Stock	494								494
Repurchases of common stock		—	—	—					—
Cash dividends declared:
Common ($0.15 per share)								(155)	(155)
Preferred Series B ($9.80 per share)								—	—
Preferred Series C ($14.69 per share)								(2)	(2)
Preferred Series D ($15.63 per share)								(10)	(10)
Preferred Series E ($1.425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				25					25
Other share-based compensation activity		3,557	—	(10)					(10)
Other					(465)	(3)			(3)
Balance, end of period	$1,697	1,022,309	$10	$8,743	(4,999)	$(59)	$290	$1,633	$12,314

Three Months Ended June 30, 2019
Balance, beginning of period	$1,203	1,050,253	$11	$9,167	(3,813)	$(45)	$(455)	$1,551	$11,432
Net income								364	364
Other comprehensive income (loss), net of tax							182		182
Repurchase of common stock		(11,344)	(1)	(151)					(152)
Cash dividends declared:
Common ($0.14 per share)								(148)	(148)
Preferred Series B ($13.24 per share)								—	—
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(10)	(10)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				31					31
Other share-based compensation activity		3,231	—	(17)				—	(17)
Other					(486)	(7)		1	(6)
Balance, end of period	$1,203	1,042,140	$10	$9,030	(4,299)	$(52)	$(273)	$1,750	$11,668

See Notes to Unaudited Condensed Consolidated Financial Statements

2020 2Q Form 10-Q 49

(dollar amounts in millions, share amounts in thousands)		Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Six Months Ended June 30, 2020
Balance, beginning of period	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795
Cumulative-effect of change in accounting principle for financial instruments - credit losses (ASU 2016-13), net of tax							—	(306)	(306)
Net income								198	198
Other comprehensive income (loss), net of tax							546		546
Net proceeds from issuance of Preferred Series F Stock	494								494
Repurchases of common stock		(7,088)	—	(88)					(88)
Cash dividends declared:
Common ($0.30 per share)								(310)	(310)
Preferred Series B ($21.13 per share)								(1)	(1)
Preferred Series C ($29.38 per share)								(3)	(3)
Preferred Series D ($31.25 per share)								(19)	(19)
Preferred Series E ($2,850.00 per share)								(14)	(14)
Recognition of the fair value of share-based compensation				40					40
Other share-based compensation activity		4,856	—	(15)					(15)
Other				—	(462)	(3)		—	(3)
Balance, end of period	$1,697	1,022,309	$10	$8,743	(4,999)	$(59)	$290	$1,633	$12,314

Six Months Ended June 30, 2019
Balance, beginning of period	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								722	722
Other comprehensive income (loss), net of tax							336		336
Repurchases of common stock		(13,177)	(1)	(176)					(177)
Cash dividends declared:
Common ($0.28 per share)								(297)	(297)
Preferred Series B ($26.96 per share)								(1)	(1)
Preferred Series C ($29.38 per share)								(3)	(3)
Preferred Series D ($31.25 per share)								(19)	(19)
Preferred Series E ($2,850.00 per share)								(14)	(14)
Recognition of the fair value of share-based compensation				48					48
Other share-based compensation activity		4,733	—	(23)				—	(23)
Other				—	(482)	(7)		1	(6)
Balance, end of period	$1,203	1,042,140	$10	$9,030	(4,299)	$(52)	$(273)	$1,750	$11,668

50 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in millions)	2020	2019
Operating activities
Net income	$198	$722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	768	126
Depreciation and amortization	178	204
Share-based compensation expense	40	48
Deferred income tax (benefit) expense	(66)	29
Net change in:
Trading account securities	54	(71)
Loans held for sale	(181)	(97)
Other assets	(1,032)	(464)
Other liabilities	755	362
Other, net	(4)	(7)
Net cash provided by (used in) operating activities	710	852
Investing activities
Change in interest bearing deposits in banks	(27)	(137)
Proceeds from:
Maturities and calls of available-for-sale securities	1,947	768
Maturities and calls of held-to-maturity securities	1,173	380
Maturities and calls of other securities	65	127
Sales of available-for-sale securities	390	1,546
Purchases of available-for-sale securities	(2,744)	(1,890)
Purchases of held-to-maturity securities	—	(516)
Purchases of other securities	(62)	(2)
Net proceeds from sales of portfolio loans	416	430
Principal payments received under direct finance and sales-type leases	346	340
Net loan and lease activity, excluding sales and purchases	(5,443)	(807)
Purchases of premises and equipment	(49)	(51)
Purchases of loans and leases	(402)	(241)
Net cash paid for branch disposition	—	(555)
Other, net	21	29
Net cash provided by (used in) investing activities	(4,369)	(579)
Financing activities
Increase (decrease) in deposits	11,344	(3,167)
(Decrease) increase in short-term borrowings	(2,293)	2,157
Net proceeds from issuance of long-term debt	1,321	857
Maturity/redemption of long-term debt	(1,634)	(661)
Dividends paid on preferred stock	(37)	(37)
Dividends paid on common stock	(307)	(295)
Repurchases of common stock	(88)	(177)
Net proceeds from issuance of preferred stock	494	—
Payments related to tax-withholding for share based compensation awards	(19)	(26)
Other, net	1	2
Net cash provided by (used for) financing activities	8,782	(1,347)
Increase (decrease) in cash and cash equivalents	5,123	(1,074)
Cash and cash equivalents at beginning of period	1,170	2,672
Cash and cash equivalents at end of period	$6,293	$1,598

2020 2Q Form 10-Q 51

	Six Months Ended June 30,
(dollar amounts in millions)	2020	2019
Supplemental disclosures:
Interest paid	$297	$508
Income taxes paid (refunded)	10	(19)
Non-cash activities
Loans transferred to held-for-sale from portfolio	589	457
Loans transferred to portfolio from held-for-sale	23	8
Transfer of loans to OREO	5	10
Transfer of securities from available-for-sale to held-to-maturity	1,520	—
See Notes to Unaudited Condensed Consolidated Financial Statements

52 Huntington Bancshares Incorporated

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

2020 2Q Form 10-Q 53

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

54 Huntington Bancshares Incorporated

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

2020 2Q Form 10-Q 55

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

 - The ASU is not expected to have a material impact Huntington’s Unaudited Condensed Consolidated Financial Statements.

56 Huntington Bancshares Incorporated

3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at June 30, 2020 and December 31, 2019:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2020
Available-for-sale securities:
U.S. Treasury	$8	$—	$—	$8
Federal agencies:
Residential CMO	4,933	185	—	5,118
Residential MBS	3,718	120	—	3,838
Commercial MBS	764	24	—	788
Other agencies	144	3	—	147
Total U.S. Treasury, federal agency and other agency securities	9,567	332	—	9,899
Municipal securities	3,145	47	(35)	3,157
Private-label CMO	5	—	—	5
Asset-backed securities	208	3	—	211
Corporate debt	22	—	(1)	21
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$12,951	$382	$(36)	$13,297

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,151	$106	$—	$2,257
Residential MBS	3,361	120	—	3,481
Commercial MBS	3,631	202	—	3,833
Other agencies	269	12	—	281
Total federal agency and other agency securities	9,412	440	—	9,852
Municipal securities	4	—	—	4
Total held-to-maturity securities	$9,416	$440	$—	$9,856

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$84	$—	$—	$84
Federal Reserve Bank stock	298	—	—	298
Other securities, at fair value
Mutual funds	52	—	—	52
Marketable equity securities	3	1	—	4
Total other securities	$437	$1	$—	$438

2020 2Q Form 10-Q 57

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2019
Available-for-sale securities:
U.S. Treasury	$10	$—	$—	$10
Federal agencies:
Residential CMO	5,055	48	(18)	5,085
Residential MBS	4,180	45	(3)	4,222
Commercial MBS	979	1	(4)	976
Other agencies	165	1	(1)	165
Total U.S. Treasury, federal agency and other agency securities	10,389	95	(26)	10,458
Municipal securities	3,044	34	(23)	3,055
Private-label CMO	2	—	—	2
Asset-backed securities	575	6	(2)	579
Corporate debt	49	2	—	51
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,063	$137	$(51)	$14,149

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,351	$33	$(3)	$2,381
Residential MBS	2,463	50	—	2,513
Commercial MBS	3,959	34	—	3,993
Other agencies	293	2	—	295
Total federal agency and other agency securities	9,066	119	(3)	9,182
Municipal securities	4	—	—	4
Total held-to-maturity securities	$9,070	$119	$(3)	$9,186

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$90	$—	$—	$90
Federal Reserve Bank stock	297	—	—	297
Other securities, at fair value
Mutual funds	53	—	—	53
Marketable equity securities	1	—	—	1
Total other securities	$441	$—	$—	$441

58 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity at June 30, 2020 and December 31, 2019. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2020		December 31, 2019
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$344	$337	$231	$229
After 1 year through 5 years	1,166	1,159	1,196	1,189
After 5 years through 10 years	1,410	1,421	1,594	1,606
After 10 years	10,031	10,380	11,042	11,125
Total available-for-sale securities	$12,951	$13,297	$14,063	$14,149

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	141	149	17	17
After 5 years through 10 years	181	190	300	305
After 10 years	9,094	9,517	8,753	8,864
Total held-to-maturity securities	$9,416	$9,856	$9,070	$9,186

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at June 30, 2020 and December 31, 2019:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$74	$—	$—	$—	$74	$—
Residential MBS		—	—	—	—	—
Commercial MBS	—	—	—	—	—	—
Other agencies	—	—	—	—	—	—
Total federal agency and other agency securities	74	—	—	—	74	—
Municipal securities	428	(8)	1,023	(27)	1,451	(35)
Asset-backed securities	26	—	56	—	82	—
Corporate debt	13	(1)	—	—	13	(1)
Total temporarily impaired securities	$541	$(9)	$1,079	$(27)	$1,620	$(36)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$—	$—	$—	$—	$—	$—
Residential MBS	—	—	—	—	—	—
Commercial MBS	—	—	—	—	—	—
Other agencies	—	—	—	—	—	—
Total federal agency and other agency securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

2020 2Q Form 10-Q 59

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,206	$(10)	$519	$(8)	$1,725	$(18)
Residential MBS	1,169	(3)	9	—	1,178	(3)
Commercial MBS	472	(2)	272	(2)	744	(4)
Other agencies	86	(1)	—	—	86	(1)
Total federal agency and other agency securities	2,933	(16)	800	(10)	3,733	(26)
Municipal securities	273	(4)	1,204	(19)	1,477	(23)
Asset-backed securities	116	(1)	37	(1)	153	(2)
Corporate debt	1	—	—	—	1	—
Total temporarily impaired securities	$3,323	$(21)	$2,041	$(30)	$5,364	$(51)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$218	$(1)	$112	$(2)	$330	$(3)
Residential MBS	317	—	—	—	317	—
Commercial MBS	81	—	—	—	81	—
Other agencies	58	—	—	—	58	—
Total federal agency and other agency securities	674	(1)	112	(2)	786	(3)
Municipal securities	4	—	—	—	4	—
Total temporarily impaired securities	$678	$(1)	$112	$(2)	$790	$(3)

During the 2020 first quarter, Huntington transferred $1.5 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $22 million of unrealized gains attributed to these securities. This gain will be amortized into interest income over the remaining life of the securities.
At June 30, 2020 and December 31, 2019, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $18.5 billion and $3.8 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2020 or December 31, 2019. At June 30, 2020, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at June 30, 2020.
Securities Impairment
Based on an evaluation of available information about past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance is recorded with respect to securities as of June 30, 2020.

60 Huntington Bancshares Incorporated

4. LOANS / LEASES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $384 million and $525 million at June 30, 2020 and December 31, 2019, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2020 and December 31, 2019.

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Loans and leases:
Commercial and industrial	$34,879	$30,664
Commercial real estate	7,179	6,674
Automobile	12,678	12,797
Home equity	8,866	9,093
Residential mortgage	11,621	11,376
RV and marine	3,843	3,563
Other consumer	1,073	1,237
Loans and leases	$80,139	$75,404
Allowance for loan and lease losses	(1,702)	(783)
Net loans and leases	$78,437	$74,621

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
The following table presents net investments in lease financing receivables by category at June 30, 2020 and December 31, 2019.

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Commercial and industrial:
Lease payments receivable	$1,762	$1,841
Estimated residual value of leased assets	691	728
Gross investment in commercial and industrial lease financing receivables	2,453	2,569
Deferred origination costs	19	19
Deferred fees	(214)	(249)
Total net investment in commercial and industrial lease financing receivables	$2,258	$2,339
The carrying value of residual values guaranteed was $96 million and $95 million as of June 30, 2020 and December 31, 2019, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at June 30, 2020, totaled $1.8 billion and were due as follows: $0.6 billion in 2021, $0.5 billion in 2022, $0.3 billion in 2023, $0.2 billion in 2024, $0.1 billion in 2025, and $0.1 billion thereafter. Interest income recognized for these types of leases was $28 million and $27 million for the three-month periods ended June 30, 2020 and 2019, respectively. For the six-month periods ended June 30, 2020 and 2019, interest income recognized was $55 million and $53 million, respectively.

2020 2Q Form 10-Q 61

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
The following table presents NALs by loan class at June 30, 2020 and December 31, 2019 (1):

	June 30, 2020		December 31, 2019
(dollar amounts in millions)	Nonaccrual loans with no ACL	Total nonaccrual loans	Nonaccrual loans with no ACL	Total nonaccrual loans
Commercial and industrial	$97	$485	$109	$323
Commercial real estate	6	28	2	10
Automobile	—	8	—	4
Home equity	—	59	—	59
Residential mortgage	—	66	—	71
RV and marine	—	2	—	1
Other consumer	—	—	—	—
Total nonaccrual loans	$103	$648	$111	$468

(1)	Generally excludes loans that were under payment deferral or granted other assistance, including amendments or waivers of financial covenants in response to the COVID-19 pandemic.
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Past Due (1)(2)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$46	$24	$87	$157	$34,722	$—	$34,879	$13	(3)
Commercial real estate	3	21	4	28	7,151	—	7,179	—
Automobile	47	14	14	75	12,603	—	12,678	8
Home equity	26	12	48	86	8,779	1	8,866	10
Residential mortgage	75	24	194	293	11,237	91	11,621	158	(4)
RV and marine	8	3	3	14	3,829	—	3,843	2
Other consumer	6	2	3	11	1,062	—	1,073	3
Total loans and leases	$211	$100	$353	$664	$79,383	$92	$80,139	$194

62 Huntington Bancshares Incorporated

	December 31, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$65	$31	$69	$165	$30,499	$—	$30,664	$11	(3)
Commercial real estate	3	1	7	11	6,663	—	6,674	—
Automobile	95	19	11	125	12,672	—	12,797	8
Home equity	50	19	51	120	8,972	1	9,093	14
Residential mortgage	103	49	170	322	10,974	80	11,376	129	(4)
RV and marine	13	4	2	19	3,544	—	3,563	2
Other consumer	13	6	7	26	1,211	—	1,237	7
Total loans and leases	$342	$129	$317	$788	$74,535	$81	$75,404	$171

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)
At June 30, 2020, the principal balance of loans in payment deferral programs offered in response to the COVID-19 pandemic which are performing according to their modified terms are generally not considered delinquent.

(3)	Amounts include Huntington Technology Finance administrative lease delinquencies.

(4)	Amounts include mortgage loans insured by U.S. government agencies.
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

2020 2Q Form 10-Q 63

The following table presents each loan and lease class by vintage and credit quality indicator at June 30, 2020:

	As of June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2020	2019	2018	2017	2016	Prior			Total (3)
Commercial and industrial
Credit Quality Indicator (1):
Pass	$9,667	$5,916	$3,675	$1,937	$1,236	$1,369	$8,112	$3	$31,915
OLEM	348	118	146	59	77	33	268	—	1,049
Substandard	241	187	279	194	91	204	711	—	1,907
Doubtful	2	—	5	—	—	1	—	—	8
Total Commercial and industrial	$10,258	$6,221	$4,105	$2,190	$1,404	$1,607	$9,091	$3	$34,879

Commercial real estate
Credit Quality Indicator (1):
Pass	$1,023	$1,616	$1,287	$603	$610	$700	$720	$—	$6,559
OLEM	44	140	100	59	23	32	37	—	435
Substandard	19	30	11	37	56	20	10	—	183
Doubtful	—	—	—	—	—	2	—	—	2
Total Commercial real estate	$1,086	$1,786	$1,398	$699	$689	$754	$767	$—	$7,179

Automobile
Credit Quality Indicator (2):
750+	$1,389	$2,367	$1,442	$1,025	$449	$170	$—	$—	$6,842
650-749	921	1,752	1,011	551	247	100	—	—	4,582
<650	125	391	327	226	118	67	—	—	1,254
Total Automobile	$2,435	$4,510	$2,780	$1,802	$814	$337	$—	$—	$12,678

Home equity
Credit Quality Indicator (2):
750+	$236	$32	$36	$39	$110	$547	$4,511	$193	$5,704
650-749	38	12	10	14	31	198	2,130	189	2,622
<650	—	1	1	1	7	86	329	114	539
Total Home equity	$274	$45	$47	$54	$148	$831	$6,970	$496	$8,865

Residential mortgage
Credit Quality Indicator (2):
750+	$1,492	$1,664	$1,236	$1,384	$950	$1,608	$—	$—	$8,334
650-749	512	586	418	322	209	565	—	—	2,612
<650	12	35	67	75	58	337	—	—	584
Total Residential mortgage	$2,016	$2,285	$1,721	$1,781	$1,217	$2,510	$—	$—	$11,530

RV and marine
Credit Quality Indicator (2):
750+	$562	$585	$682	$386	$174	$300	$—	$—	$2,689
650-749	131	263	239	165	77	159	—	—	1,034
<650	2	16	25	27	14	36	—	—	120
Total RV and marine	$695	$864	$946	$578	$265	$495	$—	$—	$3,843

Other consumer
Credit Quality Indicator (2):
750+	$52	$69	$32	$11	$5	$10	$325	$2	$506
650-749	21	74	25	8	3	5	311	32	479
<650	1	11	4	2	1	1	30	38	88
Total Other consumer	$74	$154	$61	$21	$9	$16	$666	$72	$1,073

(1)
Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.

(2)	Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.

(3)
The total amount of accrued interest recorded for these loans at June 30, 2020, presented in Other assets within the Condensed Consolidated Balance Sheets, was $106 million and $127 million of commercial and consumer, respectively.

64 Huntington Bancshares Incorporated

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
On March 22, 2020 and April 7, 2020, the federal bank regulatory agencies including the FRB and OCC released statements encouraging financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The statements go on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  Section 4013 of the CARES Act further addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.
For COVID-19 related loan modifications which occurred from March 1, 2020 through June 30,2020, and met the loan modification criteria under the CARES Act, Huntington elected to suspend TDR accounting for such loan modifications. For loan modifications not eligible for the CARES Act, Huntington applied the interagency regulatory guidance that was clarified on April 7, 2020. Accordingly, insignificant concessions (related to the current COVID- 19 crisis) granted through payment deferrals, fee waivers, or other short-term modifications (generally 6 months or less) and provided to borrowers less than 30 days past due at March 17, 2020 were not be deemed to be TDRs. Therefore, modified loans that met the required guidelines for relief are excluded from the TDR disclosures below.

2020 2Q Form 10-Q 65

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2020 and 2019.

	New Troubled Debt Restructurings (1)
	Three Months Ended June 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	98	$—	$26	$—	$52	$78
Commercial real estate	2	—	1	—	—	1
Automobile	1,058	—	14	2	—	16
Home equity	63	—	2	1	—	3
Residential mortgage	105	—	12	2	—	14
RV and marine	68	—	3	—	—	3
Other consumer	142	1	—	—	—	1
Total new TDRs	1,536	$1	$58	$5	$52	$116

	Three Months Ended June 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	101	$—	$39	$—	$—	$39
Commercial real estate	6	—	2	—	—	2
Automobile	650	—	4	2	—	6
Home equity	68	—	2	1	—	3
Residential mortgage	96	—	10	1	—	11
RV and marine	31	—	—	2	—	2
Other consumer	343	2	—	—	—	2
Total new TDRs	1,295	$2	$57	$6	$—	$65

66 Huntington Bancshares Incorporated

	New Troubled Debt Restructurings (1)
	Six Months Ended June 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	238	$—	$88	$—	$58	$146
Commercial real estate	9	—	3	—	—	3
Automobile	1,856	—	20	4	—	24
Home equity	126	—	3	3	—	6
Residential mortgage	206	—	21	4	—	25
RV and marine finance	96	—	4	—	—	4
Other consumer	391	2	—	—	—	2
Total new TDRs	2,922	$2	$139	$11	$58	$210

	Six Months Ended June 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	216	$—	$74	$—	$—	$74
Commercial real estate	14	—	11	—	—	11
Automobile	1,394	—	9	4	—	13
Home equity	172	—	5	3	—	8
Residential mortgage	172	—	18	1	—	19
RV and marine finance	67	—	—	1	—	1
Other consumer	587	3	—	—	—	3
Total new TDRs	2,622	$3	$117	$9	$—	$129

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Post-modification balances approximate pre-modification balances.
The financial effects of modification on the provision (recovery) for loan and lease losses. Amounts for the three-month periods ended June 30, 2020 and 2019, were $1 million and less than $1 million respectively. For the six-month periods ended June 30, 2020 and 2019, the financial effects of modification were $(4) million and $(3) million, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of June 30, 2020 and December 31, 2019, these borrowings and advances are secured by $42.8 billion and $39.6 billion, respectively, of loans.

2020 2Q Form 10-Q 67

5. ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, Huntington adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842. Additionally, ASC Topic 326 made changes to the accounting for AFS debt securities, including a requirement to present credit losses as an allowance rather than as a write-down on AFS debt securities that management does not intend to sell, or believes will not be required to sell.
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

68 Huntington Bancshares Incorporated

Allowance for Credit Losses - AFS Securities
For individual debt securities classified as AFS, Huntington assesses whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Any impairment relating to credit losses would be recognized through an allowance for credit losses. At June 30, 2020, it was determined that no allowance was required. Any impairment due to factors other than a credit loss, such as changes in market interest rates, is recognized in other comprehensive income, net of applicable taxes. Impairment is determined on an individual security basis. Therefore, an AFS debt security cannot be combined with other securities to determine whether the collective securities are impaired.
Allowance for Loan and Lease Losses and Allowance for Credit Losses - Roll-forward
The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2020 and 2019.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2020:
ALLL balance, beginning of period	$996	$508	$1,504
Loan charge-offs	(84)	(39)	(123)
Recoveries of loans previously charged-off	4	12	16
Provision for loan and lease losses	253	52	305
ALLL balance, end of period	$1,169	$533	$1,702
AULC balance, beginning of period	$58	$41	$99
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	25	(3)	22
Unfunded commitment losses	(2)	—	(2)
AULC balance, end of period	$81	$38	$119
ACL balance, end of period	$1,250	$571	$1,821
Six-month period ended June 30, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	180	211	391
Loan charge-offs	(172)	(87)	(259)
Recoveries of loans previously charged-off	9	26	35
Provision for loan and lease losses	600	152	752
ALLL balance, end of period	$1,169	$533	$1,702
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	2	—	2
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(20)	36	16
Unfunded commitment losses	(3)	—	(3)
AULC balance, end of period	$81	$38	$119
ACL balance, end of period	$1,250	$571	$1,821

(1)	Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.

2020 2Q Form 10-Q 69

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2019:
ALLL balance, beginning of period	$545	$219	$764
Loan charge-offs	(24)	(46)	(70)
Recoveries of loans previously charged-off	6	16	22
Provision for loan and lease losses	33	25	58
ALLL balance, end of period	$560	$214	$774
AULC balance, beginning of period	$98	$2	$100
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	1	—	1
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$659	$216	$875
Six-month period ended June 30, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(70)	(97)	(167)
Recoveries of loans previously charged-off	19	29	48
Provision for loan and lease losses	69	52	121
ALLL balance, end of period	$560	$214	$774
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	5	—	5
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$659	$216	$875

At June 30, 2020, the ACL was $1.8 billion, an increase of $934 million from the December 31, 2019 balance of $887 million. Of the increase, $541 million relates primarily to the deteriorating economic outlook resulting from the COVID-19 pandemic, with the remaining $393 million related to transition to the CECL lifetime loss methodology. The majority of the increase was related to the commercial portfolio.
Huntington has elected to exclude accrued interest receivable from the measurement of its ACL. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Residential mortgage loans sold with servicing retained	$2,287	$954	$3,715	$1,787
Pretax gains resulting from above loan sales (1)	59	23	98	35

(1)	Recorded in mortgage banking income
On January 1, 2020, Huntington made an irrevocable election to subsequently measure all classes of residential MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the MSRs. The impact of the irrevocable election was not material.

70 Huntington Bancshares Incorporated

The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and six-month periods ended June 30, 2020 and 2019 (1):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2020	2019 (1)	2020	2019 (1)
Fair value, beginning of period	$165	$10	$7	$10
Fair value election for servicing assets previously measured using the amortized method	—	—	205	—
New servicing assets created	26	—	40	—
Change in fair value during the period due to:
Time decay (2)	(2)	—	(4)	—
Payoffs (3)	(10)	—	(16)	—
Changes in valuation inputs or assumptions (4)	(7)	(1)	(60)	(1)
Fair value, end of period	$172	$9	$172	$9
Weighted-average life (years)	6.5	6.4	6.5	6.4

(1)	Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.

(2)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(3)	Represents decrease in value associated with loans that paid off during the period.

(4)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at June 30, 2020, and December 31, 2019 follows:

	June 30, 2020				December 31, 2019 (1)
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	17.32%		$(9)	$(17)	8.21%		$—	$—
Spread over forward interest rate swap rates	793	bps	(5)	(9)	824	bps	—	—

(1)	Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
Total servicing, late fees and other ancillary fees included in mortgage banking income was $14 million and $16 million for the three-month periods ended June 30, 2020 and 2019, respectively. For the six-month periods ended June 30, 2020 and 2019, total servicing, late fees and other ancillary fees included in mortgage banking income was $31 million and $31 million, respectively.
The unpaid principal balance of residential mortgage loans serviced for third parties was $23.2 billion and $22.4 billion at June 30, 2020 and December 31, 2019, respectively.
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

2020 2Q Form 10-Q 71

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and six-month periods ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$57	$(13)	$44
Less: Reclassification adjustment for realized net losses (gains) included in net income	23	(5)	18
Net change in unrealized holding gains (losses) on available-for-sale securities	80	(18)	62
Net change in fair value on cash flow hedges	14	(3)	11
Net change in pension and other post-retirement obligations (1)	(12)	2	(10)
Total other comprehensive income (loss)	$82	$(19)	$63
(1)    Includes a settlement gain recognized in other noninterest income on the Unaudited Condensed Consolidated Statements of Income.

	Three Months Ended June 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$163	$(36)	$127
Less: Reclassification adjustment for realized net losses (gains) included in net income	9	(2)	7
Net change in unrealized gains (losses) on available-for-sale securities	172	(38)	134
Net change in fair value on cash flow hedges	60	(13)	47
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$233	$(51)	$182

	Six Months Ended June 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$274	$(61)	$213
Less: Reclassification adjustment for realized net losses (gains) included in net income	28	(6)	22
Net change in unrealized holding gains (losses) on available-for-sale securities	302	(67)	235
Net change in fair value on cash flow hedges	409	(90)	319
Net change in pension and other post-retirement obligations (1)	(10)	2	(8)
Total other comprehensive income (loss)	$701	$(155)	$546
(1)    Includes a settlement gain recognized in other noninterest income on the Unaudited Condensed Consolidated Statements of Income.

	Six Months Ended June 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$347	$(77)	$270
Less: Reclassification adjustment for realized net losses (gains) included in net income	13	(3)	10
Net change in unrealized holding gains (losses) on available-for-sale securities	360	(80)	280
Net change in fair value on cash flow hedges	68	(14)	54
Net change in pension and other post-retirement obligations	2	—	2
Total other comprehensive income (loss)	$430	$(94)	$336

72 Huntington Bancshares Incorporated

Activity in accumulated OCI for the three-month and six-month periods ended June 30, 2020 and 2019, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Three Months Ended June 30, 2020
Balance, beginning of period	$145	$331	$(249)	$227
Other comprehensive income before reclassifications	44	11	—	55
Amounts reclassified from accumulated OCI to earnings	18	—	(10)	8
Period change	62	11	(10)	63
Balance, end of period	$207	$342	$(259)	$290

Three Months Ended June 30, 2019
Balance, beginning of period	$(217)	$7	$(245)	$(455)
Other comprehensive income before reclassifications	127	47	—	174
Amounts reclassified from accumulated OCI to earnings	7	—	1	8
Period change	134	47	1	182
Balance, end of period	$(83)	$54	$(244)	$(273)

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Six Months Ended June 30, 2020
Balance, beginning of period	$(28)	$23	$(251)	$(256)
Other comprehensive income before reclassifications	213	319	—	532
Amounts reclassified from accumulated OCI to earnings	22	—	(8)	14
Period change	235	319	(8)	546
Balance, end of period	$207	$342	$(259)	$290

Six Months Ended June 30, 2019
Balance, beginning of period	$(363)	$—	$(246)	$(609)
Other comprehensive income before reclassifications	270	54	—	324
Amounts reclassified from accumulated OCI to earnings	10	—	2	12
Period change	280	54	2	336
Balance, end of period	$(83)	$54	$(244)	$(273)

(1)
AOCI amounts at June 30, 2020, March 31, 2020 and June 30, 2019 include $81 million, $87 million and $131 million, respectively, net of unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

(2)	Amounts for the three months and six months ended June 30, 2020 include a settlement gain recognized in other noninterest income on the Unaudited Condensed Consolidated Statements of Income.

2020 2Q Form 10-Q 73

9. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of June 30, 2020.

(dollar amounts in millions)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386	6.25%	4/15/2021
Series D	5/5/2016	200,000	199	6.25%	4/15/2021
Series C	8/16/2016	100,000	100	5.875%	1/15/2022
Series E	2/27/2018	5,000	495	5.700%	4/15/2023
Series F	5/27/2020	5,000	494	5.625%	7/15/2030
Total		745,500	$1,697

Series B, D, and C of preferred stock has a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. Series E and F stock has a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends. All preferred stock has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
Preferred F Stock issued and outstanding
During the 2020 second quarter, Huntington issued $500 million of preferred stock. Huntington issued 500,000 depositary shares, each depositary shares representing a 1/100th ownership interest in a share of 5.625% Series F Non-Cumulative Perpetual Preferred Stock (Series F Preferred Stock), par value $0.01 per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). Each holder of a depositary share will be entitled to all proportional rights and preferences of the Series F Preferred Stock (including dividend, voting, redemption, and liquidation rights). Costs of $6 million related to the issuance of the Series F Preferred Stock are reported as a direct deduction from the face amount of the stock.
Dividends on the Series F Preferred Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 5.625% per year on the liquidation preference of $100,000 per share, equivalent to $1,000 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on October 15, 2020.
The Series F Preferred Stock is perpetual and has no maturity date. Huntington may redeem the Series F Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2030 or (ii) in whole but not in part, within 90 days following a change in laws or regulations, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series F Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Series F Preferred Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Series Preferred F Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Series F Preferred Stock or the depositary shares.

74 Huntington Bancshares Incorporated

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
The calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2020	2019	2020	2019
Basic earnings per common share:
Net income	$150	$364	$198	$722
Preferred stock dividends	(19)	(18)	(37)	(37)
Net income available to common shareholders	$131	$346	$161	$685
Average common shares issued and outstanding	1,016,259	1,044,802	1,016,951	1,045,899
Basic earnings per common share	$0.13	$0.33	$0.16	$0.66
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	7,516	11,308	9,939	13,057
Shares held in deferred compensation plans	4,908	4,170	4,739	4,003
Dilutive potential common shares	12,424	15,478	14,678	17,060
Total diluted average common shares issued and outstanding	1,028,683	1,060,280	1,031,629	1,062,959
Diluted earnings per common share	$0.13	$0.33	$0.16	$0.64
Anti-dilutive awards (1)	17,200	7,656	12,291	6,237

(1)	Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

2020 2Q Form 10-Q 75

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

(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Noninterest income	2020	2019	2020	2019
Noninterest income from contracts with customers	$201	$235	$428	$457
Noninterest income within the scope of other GAAP topics	190	139	324	236
Total noninterest income	$391	$374	$752	$693

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 16 “Segment Reporting”.

	Three Months Ended June 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$39	$18	$1	$1	$—	$59
Card and payment processing income	52	3	—	—	—	55
Trust and investment management services	10	1	—	34	—	45
Insurance income	12	1	—	11	1	25
Other noninterest income	4	5	—	7	1	17
Net revenue from contracts with customers	$117	$28	$1	$53	$2	$201
Noninterest income within the scope of other GAAP topics	101	57	1	1	30	190
Total noninterest income	$218	$85	$2	$54	$32	$391

	Three Months Ended June 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$73	$16	$2	$1	$—	$92
Card and payment processing income	56	4	—	—	—	60
Trust and investment management services	8	1	—	34	—	43
Insurance income	9	1	—	12	1	23
Other noninterest income	8	5	1	1	2	17
Net revenue from contracts with customers	$154	$27	$3	$48	$3	$235
Noninterest income within the scope of other GAAP topics	44	62	1	1	31	139
Total noninterest income	$198	$89	$4	$49	$34	$374

76 Huntington Bancshares Incorporated

	Six Months Ended June 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$107	$35	$2	$2	$—	$146
Card and payment processing income	104	7	—	—	—	111
Trust and investment management services	20	2	—	70	—	92
Insurance income	20	3	—	23	2	48
Other noninterest income	12	8	1	8	2	31
Net revenue from contracts with customers	$263	$55	$3	$103	$4	$428
Noninterest income within the scope of other GAAP topics	167	115	2	2	38	324
Total noninterest income	$430	$170	$5	$105	$42	$752

	Six Months Ended June 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$142	$32	$3	$2	$—	$179
Card and payment processing income	106	7	—	—	—	113
Trust and investment management services	16	1	—	69	1	87
Insurance income	17	3	—	23	1	44
Other noninterest income	16	10	2	4	2	34
Net revenue from contracts with customers	$297	$53	$5	$98	$4	$457
Noninterest income within the scope of other GAAP topics	75	112	1	2	46	236
Total noninterest income	$372	$165	$6	$100	$50	$693
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2020 is expected to be earned within one year.

2020 2Q Form 10-Q 77

12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2020 and 2019.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$45	$—	$—	$45
Available-for-sale securities:
U.S. Treasury securities	8	—	—	—	8
Residential CMOs	—	5,118	—	—	5,118
Residential MBS	—	3,838	—	—	3,838
Commercial MBS	—	788	—	—	788
Other agencies	—	147	—	—	147
Municipal securities	—	55	3,102	—	3,157
Private-label CMO	—	—	5	—	5
Asset-backed securities	—	155	56	—	211
Corporate debt	—	21	—	—	21
Other securities/sovereign debt	—	4	—	—	4
	8	10,126	3,163	—	13,297
Other securities	56	—	—	—	56
Loans held for sale	—	954	—	—	954
Loans held for investment	—	67	25	—	92
MSRs	—	—	172	—	172
Derivative assets	—	2,278	43	(1,214)	1,107
Liabilities
Derivative liabilities	—	1,276	3	(1,107)	172

78 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Federal agencies: Other agencies	$—	$4	$—	$—	$4
Municipal securities	—	63	—	—	63
Other securities	30	2	—	—	32
	30	69	—	—	99
Available-for-sale securities:
U.S. Treasury securities	10	—	—	—	10
Residential CMOs	—	5,085	—	—	5,085
Residential MBS	—	4,222	—	—	4,222
Commercial MBS	—	976	—	—	976
Other agencies	—	165	—	—	165
Municipal securities	—	56	2,999	—	3,055
Private-label CMO	—	—	2	—	2
Asset-backed securities	—	531	48	—	579
Corporate debt	—	51	—	—	51
Other securities/sovereign debt	—	4	—	—	4
	10	11,090	3,049	—	14,149
Other securities	54	—	—	—	54
Loans held for sale	—	781	—	—	781
Loans held for investment	—	55	26	—	81
MSRs	—	—	7	—	7
Derivative assets	—	848	8	(404)	452
Liabilities
Derivative liabilities	—	519	2	(417)	104

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2020 and 2019, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

2020 2Q Form 10-Q 79

	Level 3 Fair Value Measurements Three Months Ended June 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities	Loans held for investment
Opening balance	$165	$39	$2,937	$2	$69	$26
Transfers out of Level 3 (1)	—	(55)	—	—	—	—
Total gains/losses for the period:
Included in earnings	7	56	—	—	—	—
Included in OCI	—	—	69	—	—	—
Purchases/originations	—	—	264	3	—	—
Repayments	—	—	—	—	—	(1)
Settlements	—	—	(168)	—	(13)	—
Closing balance	$172	$40	$3,102	$5	$56	$25
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$7	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(20)	—	—	—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2019
	MSRs	Derivative instruments	Available-for-sale securities	Loans held for investment
(dollar amounts in millions)			Municipal securities
Opening balance	$10	$5	$3,237	$29
Transfers out of Level 3 (1)	—	(15)	—	—
Total gains/losses for the period:
Included in earnings	(1)	19	(1)	—
Included in OCI	—	—	3	—
Purchases/originations	—	—	28	—
Repayments	—	—	—	(1)
Settlements	—	—	(65)	—
Closing balance	$9	$9	$3,202	$28
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$4	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	3	$—

80 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Six Months Ended June 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities	Loans held for investment
Opening balance	$7	$6	$2,999	$2	$48	$26
Fair value election for servicing assets previously measured using the amortized method	205	—	—	—	—	—
Transfers out of Level 3 (1)	—	(75)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(40)	109	(1)	—	—	—
Included in OCI	—	—	1	—	—	—
Purchases/originations	—	—	338	3	28	—
Repayments	—	—	—	—	—	(1)
Settlements	—	—	(235)	—	(20)	—
Closing balance	$172	$40	$3,102	$5	$56	$25
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(40)	$34	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	2	—	—	—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2019
			Available-for-sale securities	Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Opening balance	$10	$2	$3,165	$30
Transfers out of Level 3 (1)	—	(24)	—	—
Total gains/losses for the period:
Included in earnings	(1)	31	—	—
Included in OCI	—	—	46	—
Purchases/originations	—	—	108	—
Repayments	—	—	—	(2)
Settlements	—	—	(117)	—
Closing balance	$9	$9	$3,202	$28
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$6	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	46	—

(1)	Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.

2020 2Q Form 10-Q 81

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2020 and 2019:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$7	$56	$—
Interest and fee income	—	—	—
Total	$7	$56	$—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$19	$—
Interest and fee income	—	—	(1)
Total	$(1)	$19	$(1)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(40)	$109	$—
Interest and fee income	—	—	(1)
Total	$(40)	$109	$(1)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$31	$—
Interest and fee income	—	—	—
Total	$(1)	$31	$—

82 Huntington Bancshares Incorporated

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2020
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$954	$906	$48	$1	$1	$—
Loans held for investment	92	97	(5)	4	4	—

	December 31, 2019
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$781	$755	$26	$2	$2	$—
Loans held for investment	81	87	(6)	3	4	(1)
The following tables present the net gains (losses) from fair value changes for the three-month and six-month periods ended June 30, 2020 and 2019.

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Assets	2020	2019	2020	2019
Loans held for sale (1)	$3	$8	$22	$6

(1)	The net gains (losses) from fair value changes are included in Mortgage banking income on the Unaudited Condensed Consolidated Statements of Income.
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
The amounts measured at fair value on a nonrecurring basis at June 30, 2020 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Six Months Ended June 30, 2020
Collateral-dependent loans	116	—	—	116	(38)
Loans held for sale	76	—	—	76	(45)

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

2020 2Q Form 10-Q 83

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2020 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$172	Discounted cash flow	Constant prepayment rate	10%	-	26%	17%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	43	Consensus Pricing	Net market price	(3)%	-	14%	4%
			Estimated Pull through %	4%	-	100%	88%
Municipal securities	3,102	Discounted cash flow	Discount rate	2%	-	2%	2%
Asset-backed securities	56		Cumulative default	0%	-	39%	4%
			Loss given default	5%	-	80%	24%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	116	Appraisal value	NA				NA

(1)	Certain disclosures related to quantitative level 3 fair value measurements do not include those deemed to be immaterial.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$7	Discounted cash flow	Constant prepayment rate	—%	-	26%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	8	Consensus Pricing	Net market price	(2)%	-	11%	2%
			Estimated Pull through %	2%	-	100%	91%
Municipal securities	2,999	Discounted cash flow	Discount rate	2%	-	3%	2%
Asset-backed securities	48		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	80%	24%
Measured at fair value on a nonrecurring basis:
MSRs	206	Discounted cash flow	Constant prepayment rate	10%	-	31%	12%
			Spread over forward interest rate swap rates	5%	-	11%	9%
Impaired loans	26	Appraisal value	NA				NA

(1)	Certain disclosures related to quantitative level 3 fair value measurements do not include those deemed to be immaterial.
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

84 Huntington Bancshares Incorporated

and liquidity conditions improve. Higher discount rates and credit spreads generally result in lower fair market values.
Net market price and pull through percentages generally increase when market interest rates increase and decline when market interest rates decline. Higher net market price and pull through percentages generally result in higher fair values.
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$6,375	$—	$—	$6,375	$6,375
Trading account securities	—	—	45	45	45
Available-for-sale securities	—	—	13,297	13,297	13,297
Held-to-maturity securities	9,416	—	—	9,416	9,856
Other securities	382	—	56	438	438
Loans held for sale	—	211	954	1,165	1,167
Net loans and leases (1)	78,345	—	92	78,437	79,502
Derivative assets	—	—	1,107	1,107	1,107
Financial Liabilities
Deposits	93,691	—	—	93,691	93,702
Short-term borrowings	146	—	—	146	146
Long-term debt	9,753	—	—	9,753	9,992
Derivative liabilities	—	—	172	172	172

	December 31, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,272	$—	$—	$1,272	$1,272
Trading account securities	—	—	99	99	99
Available-for-sale securities	—	—	14,149	14,149	14,149
Held-to-maturity securities	9,070	—	—	9,070	9,186
Other securities	387	—	54	441	441
Loans held for sale	—	96	781	877	879
Net loans and leases (1)	74,540	—	81	74,621	75,177
Derivative assets	—	—	452	452	452
Financial Liabilities
Deposits	82,347	—	—	82,347	82,344
Short-term borrowings	2,606	—	—	2,606	2,606
Long-term debt	9,849	—	—	9,849	10,075
Derivative liabilities	—	—	104	104	104

(1)	Includes collateral-dependent loans.

2020 2Q Form 10-Q 85

The following table presents the level in the fair value hierarchy for the estimated fair values at June 30, 2020 and December 31, 2019:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$45	$—		$45
Available-for-sale securities	8	10,126	3,163		13,297
Held-to-maturity securities	—	9,856	—		9,856
Other securities (2)	56	—	—		56
Loans held for sale	—	954	213		1,167
Net loans and direct financing leases	—	67	79,435		79,502
Derivative assets	—	2,278	43	$(1,214)	1,107
Financial Liabilities
Deposits	—	90,153	3,549		93,702
Short-term borrowings	—	—	146		146
Long-term debt	—	9,374	618		9,992
Derivative liabilities	—	1,276	3	(1,107)	172

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$30	$69	$—		$99
Available-for-sale securities	10	11,090	3,049		14,149
Held-to-maturity securities	—	9,186	—		9,186
Other securities (2)	54	—	—		54
Loans held for sale	—	781	98		879
Net loans and direct financing leases	—	55	75,122		75,177
Derivative assets	—	848	8	$(404)	452
Financial Liabilities
Deposits	—	76,790	5,554		82,344
Short-term borrowings	—	—	2,606		2,606
Long-term debt	—	9,439	636		10,075
Derivative liabilities	—	519	2	(417)	104

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

86 Huntington Bancshares Incorporated

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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	June 30, 2020			December 31, 2019
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$28,819	$975	$86	$25,927	$256	$36
Derivatives not designated as Hedging Instruments
Interest rate contracts	32,025	1,122	951	27,614	420	314
Foreign exchange contracts	2,093	27	27	2,173	19	18
Commodities contracts	2,278	197	193	3,020	155	152
Equity contracts	478	—	22	427	6	1
Total Contracts	$65,693	$2,321	$1,279	$59,161	$856	$521

The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and six-month periods ended June 30, 2020 and 2019, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)		2020	2019	2020	2019
Interest rate contracts:
Customer	Capital markets fees	$12	$12	$29	$22
Mortgage Banking	Mortgage banking income	6	22	63	34
Interest Rate Floors	Other noninterest income	—	5	—	5
Foreign exchange contracts	Capital markets fees	6	7	12	15
Commodities contracts	Capital markets fees	1	2	3	(4)
Equity contracts	Other noninterest expense	(1)	—	(3)	(1)
Total		$24	$48	$104	$71

Derivatives used in asset and liability management activities
Huntington engages in balance sheet hedging activity, principally for asset and liability management purposes. Balance sheet hedging activity is generally arranged to receive hedge accounting treatment that can be classified as either fair value or cash flow hedges. Fair value hedges are executed to hedge changes in fair value of outstanding fixed-rate debt and investment securities caused by fluctuations in market interest rates. Cash flow

2020 2Q Form 10-Q 87

hedges are executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments.

	June 30, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$18,375	$18,375
Investment securities	2,950	—	2,950
Long-term debt	7,494	—	7,494
Total notional value at June 30, 2020	$10,444	$18,375	$28,819

	December 31, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$18,375	$18,375
Investment securities	—	12	12
Long-term debt	7,540	—	7,540
Total notional value at December 31, 2019	$7,540	$18,387	$25,927

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $52 million and $(15) million for the three-month periods ended June 30, 2020, and 2019, respectively. For the six-month periods ended June 30, 2020, and 2019, the net amounts resulted in an increase (decrease) to net interest income of $68 million and $(29) million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $3.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on our Unaudited Condensed Consolidated Statements of Financial Condition.
88 Huntington Bancshares Incorporated

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(1)	$—	$(1)	$—
Change in fair value of hedged investment securities (1)	1	—	1	—
Change in fair value of interest rate swaps hedging long-term debt (2)	(5)	88	196	129
Change in fair value of hedged long term debt (2)	(4)	(88)	(195)	(129)

(1)	Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income

(2)	Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of June 30, 2020, and December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Investment securities (1)	$7,573	$—	$1	$—
Long-term debt	7,242	7,578	309	114
Total	$14,815	$7,578	$310	$114

(1)
Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of June 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $7.6 billion, the cumulative basis adjustments associated with these hedging relationships was $1.0 million, and the amounts of the designated hedged items were $3.0 billion.

The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(76) million and $(93) million at June 30, 2020 and December 31, 2019, respectively.
Cash Flow Hedges
At June 30, 2020, Huntington has $18.4 billion of interest rate floors and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and losses on interest rate floors and swaps recognized in other comprehensive income were $11 million and $47 million for the three-months periods ended June 30, 2020 and 2019, respectively. For the six-month periods ended June 30, 2020 and 2019, gains and losses on interest rate floors and swaps recognized in other comprehensive income were $319 million and, $54 million respectively.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset (liability) position of these derivatives at June 30, 2020 and December 31, 2019 are $31 million and $6 million, respectively. At June 30, 2020 and December 31, 2019, Huntington had commitments to sell residential real estate loans of $2.3 billion and $1.4 billion, respectively. These contracts mature in less than one year.

2020 2Q Form 10-Q 89

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
The notional value of the derivative financial instruments, corresponding trading assets and liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Notional value	$540	$778
Trading assets	69	19

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Trading gains	$6	$18	$63	$25
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both June 30, 2020 and December 31, 2019, were $65 million and $87 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $32 billion and $30 billion at June 30, 2020 and December 31, 2019, respectively. Huntington’s credit risk from customer derivatives was $1.0 billion and $407 million at the same dates, respectively.
Financial assets and liabilities that are offset in the Unaudited Condensed Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 12 “Fair Values of Assets and Liabilities”.
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

90 Huntington Bancshares Incorporated

Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $92 million and $22 million at June 30, 2020 and December 31, 2019, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At June 30, 2020, Huntington pledged $231 million of investment securities and cash collateral to counterparties, while other counterparties pledged $441 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
June 30, 2020	Derivatives	$2,321	$(1,214)	$1,107	$(129)	$(59)	$919
December 31, 2019	Derivatives	856	(404)	452	(65)	(29)	358

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
June 30, 2020	Derivatives	$1,279	$(1,107)	$172	$(40)	$(28)	$104
December 31, 2019	Derivatives	521	(417)	104	—	(75)	29

14. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2020, and December 31, 2019:

	June 30, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	858	432	858
Other Investments	220	59	220
Total	$1,092	$743	$1,078

2020 2Q Form 10-Q 91

	December 31, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	727	332	727
Other Investments	179	63	179
Total	$920	$647	$906

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
A list of trust preferred securities outstanding at June 30, 2020 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.00%	(2)	$70	$6
Huntington Capital II	0.93	(3)	32	3
Sky Financial Capital Trust III	1.70	(4)	72	2
Sky Financial Capital Trust IV	1.70	(4)	74	2
Camco Financial Trust	1.63	(5)	4	1
Total			$252	$14

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at June 30, 2020, based on three-month LIBOR +0.70%.

(3)	Variable effective rate at June 30, 2020, based on three-month LIBOR +0.625%.

(4)	Variable effective rate at June 30, 2020, based on three-month LIBOR +1.40%.

(5)	Variable effective rate at June 30, 2020, based on three-month LIBOR +1.33%.
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

92 Huntington Bancshares Incorporated

proportional amortization method are accounted for using the equity method. Investment losses related to these investments are included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2020 and December 31, 2019.

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Affordable housing tax credit investments	$1,423	$1,242
Less: amortization	(565)	(515)
Net affordable housing tax credit investments	$858	$727
Unfunded commitments	$432	$332

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2020	2019	2020	2019
Tax credits and other tax benefits recognized	$30	$26	$59	$53
Proportional amortization expense included in provision for income taxes	25	22	50	44

There were no sales of affordable housing tax credit investments during the three-month and six-month periods ended June 30, 2020 and 2019. There was no impairment recognized for the three-month and six-month periods ended June 30, 2020 and 2019.
Other VIE’s
Other VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, automobile securitizations, and other miscellaneous investments.
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2020 and December 31, 2019, were as follows:

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$20,283	$18,326
Consumer	14,735	14,831
Commercial real estate	1,261	1,364
Standby letters of credit	591	587
Commercial letters of credit	20	8

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

2020 2Q Form 10-Q 93

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $5 million and $8 million at June 30, 2020 and December 31, 2019, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 21 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K and Note 14 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (collectively, the prior commitments and contingencies disclosures).
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $20 million at June 30, 2020 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
16. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. For a description of our business segments, see Note 24 -

94 Huntington Bancshares Incorporated

Segment Reporting to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
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

2020 2Q Form 10-Q 95

Listed in the table below is certain operating basis financial information reconciled to Huntington’s June 30, 2020, December 31, 2019, and June 30, 2019, reported results by business segment.

	Three Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2020
Net interest income	$368	$240	$100	$40	$44	$792
Provision (benefit) for credit losses	31	226	70	—	—	327
Noninterest income	218	85	2	54	32	391
Noninterest expense	422	136	34	62	21	675
Provision (benefit) for income taxes	27	(7)	—	6	5	31
Net income (loss)	$106	$(30)	$(2)	$26	$50	$150
2019
Net interest income	$464	$264	$96	$52	$(64)	$812
Provision (benefit) for credit losses	30	24	5	—	—	59
Noninterest income	198	89	4	49	34	374
Noninterest expense	427	145	38	67	23	700
Provision (benefit) for income taxes	43	39	12	7	(38)	63
Net income (loss)	$162	$145	$45	$27	$(15)	$364

	Six Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2020
Net interest income	$733	$472	$206	$83	$88	$1,582
Provision (benefit) for credit losses	114	523	131	—	—	768
Noninterest income	430	170	5	105	42	752
Noninterest expense	840	265	69	124	29	1,327
Provision (benefit) for income taxes	44	(31)	2	14	12	41
Net income (loss)	$165	$(115)	$9	$50	$89	$198
2019
Net interest income	$936	$536	$191	$104	$(133)	$1,634
Provision (benefit) for credit losses	48	67	14	(3)	—	126
Noninterest income	372	165	6	100	50	693
Noninterest expense	827	288	75	130	33	1,353
Provision (benefit) for income taxes	91	73	23	16	(77)	126
Net income (loss)	$342	$273	$85	$61	$(39)	$722

	Assets at		Deposits at
(dollar amounts in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Consumer & Business Banking	$30,697	$25,073	$59,202	$51,675
Commercial Banking	35,323	34,337	22,041	20,762
Vehicle Finance	19,137	20,155	824	376
RBHPCG	6,855	6,665	6,834	6,370
Treasury / Other	26,413	22,772	4,790	3,164
Total	$118,425	$109,002	$93,691	$82,347

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2019 Form 10-K.

96 Huntington Bancshares Incorporated

Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 15 “Commitments and Contingent Liabilities” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
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
The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence.  In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint.  The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses.  Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets.  Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings.  The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

2020 2Q Form 10-Q 97

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
The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our businesses, and increased customer defaults.  Furthermore, the U.S. economy is experiencing a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2020 to April 30, 2020	—	$—	$161,349,865
May 1, 2020 to May 31, 2020	—	—	161,349,865
June 1, 2020 to June 30, 2020	—	—	161,349,865
Total	—	$—	$161,349,865

(1)	The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.

(2)
The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On July 17, 2019, the Board of Directors authorized the repurchase of up to $513 million of common shares over the four quarters through the 2020 second quarter. Huntington did not repurchase any shares during the 2020 second quarter.
Huntington does not currently expect to repurchase common shares during the 2020 third quarter; however, on July 23, 2020, the Board authorized the repurchase of common shares during the 2020 third quarter to offset compensation plan‐related share issuances as permitted by the FRB. Huntington may, at its discretion, repurchase common shares as permitted by this Board authorization. Purchases of common shares under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.

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
The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and

98 Huntington Bancshares Incorporated

other information filed by us with the SEC are also available free of charge by visiting the Investor Relations section of our website. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Quarterly Report on Form 10-Q, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the Nasdaq National Market at 33 Whitehall Street, New York, New York 10004.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 27, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
4.1(P)
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Management Incentive Plan for plan years beginning on or after January 1, 2020.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	001-34073	10.1
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2020, formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

2020 2Q Form 10-Q 99

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 31, 2020	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2020	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

100 Huntington Bancshares Incorporated