Form 10-Q
period 2020-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2020-10-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,017,310,599 shares of the registrant’s common stock ($0.01 par value) outstanding on September 30, 2020.

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
2020 3Q Form 10-Q 3

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
EXECUTIVE OVERVIEW
Summary of 2020 Third Quarter Results Compared to 2019 Third Quarter
For the quarter, we reported net income of $303 million, or $0.27 per common share, compared with $372 million, or $0.34 per common share, in the year-ago quarter.
Fully-taxable equivalent net interest income was $822 million, down $17 million, or 2%, from the year-ago quarter. This decrease reflected a 24 basis point decrease in the FTE net interest margin to 2.96%, partially offset by the benefit from the $11.0 billion, or 11%, increase in average earning assets.
The provision for credit losses increased $95 million year-over-year to $177 million in the 2020 third quarter. Net charge-offs increased $40 million to $113 million. The oil and gas portfolio accounted for approximately $44 million of the $89 million of commercial NCOs, nearly all of which resulted from charge-offs on loans sold in the quarter or under contract to be sold. Consumer NCOs of $24 million were down on both a year-over-year and linked quarter basis. Total NCOs represented an annualized 0.56% of average loans and leases in the current quarter, up from 0.39% in the year-ago quarter.
Noninterest income was $430 million, up $41 million, or 11%, from the year ago quarter. Mortgage banking income increased $68 million, or 126%. Partially offsetting this increase, service charges on deposit accounts decreased $22 million, or 22%.
Noninterest expense for the 2020 third quarter increased $45 million, or 7%, from the year-ago quarter Personnel costs increased $47 million, or 12%, partially offset by a decrease in other noninterest expense of $9 million, or 18%.
2020 3Q Form 10-Q 5

Common Equity Tier 1 risk-based capital ratio was 9.89%, down from 10.02% a year ago. The regulatory Tier 1 risk-based capital ratio was 12.37% compared to 11.41% at September 30, 2019. The balance sheet growth we experienced was driven predominately by PPP loans and elevated deposits at the Federal Reserve, both of which are 0% risk weighted, and as such did not have a material impact on the regulatory capital ratios. The capital impact of the repurchase of $284 million of common stock over the last four quarters (none in the 2020 second or third quarter) and cash dividends effectively offset earnings, adjusted for the CECL transition, on a year-over-year basis.  The regulatory Tier 1 risk-based capital ratio also reflects the issuance of $500 million of Series F preferred stock and $500 million of Series G preferred stock in the 2020 second quarter and third quarter, respectively.
Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
COVID-19
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption that affects daily living and negatively impacts the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, increasing unemployment levels and causing volatility in the financial markets. As further discussed in “Discussion of Results of Operations,” the reduction in interest rates, borrower and counterparty credit deterioration and market volatility, among other factors, continue to have an impact on our 2020 performance. Though we are unable to estimate the magnitude, we expect the pandemic and related global economic crisis will adversely affect our future operating results.
Huntington was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with well-prepared business continuity plans. To ensure the safety of our branch colleagues, while still meeting the needs of our customers, we moved to the use of branches with drive-thru only, with in-person meetings by appointment during shelter-in-place orders. For other colleagues, we have implemented a work-from-home approach with increased communication to keep them informed, engaged, productive and connected. Additional benefits have been provided, including medical, emergency paid time off and other programs for those whose families have been directly impacted by the virus. While state and local governments have partially eased temporary business closures and shelter in place requirements and we have opened our branches, we expect a large portion of our colleagues will continue to operate remotely. Temporary business closures and shelter in place requirements could be reinstated if there is an increase in cases, and it remains unknown when there will be a return to normal economic activity.
For our customers, we have established a variety of temporary relief programs which include loan payment deferrals, late fee and overdraft waivers and the suspension of foreclosure and repossessions. We continue to work with our customers to originate and renew business loans as well as originated loans made available through the Small Business Administration Paycheck Protection Program, a lending program established as part of the relief to American consumers and businesses in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
CARES Act
The CARES Act was passed by Congress and signed into law on March 27, 2020. It provides for financial stimulus and government lending programs at unprecedented levels. The benefits of these programs within the economy remain uncertain.  The CARES Act includes a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”).  This program is known as the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00%
6 Huntington Bancshares Incorporated

and terms of two or five years, if not forgiven, in whole or in part. The loans also require deferral of principal and interest repayment. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan.  In addition, the FRB has implemented a liquidity facility available to financial institutions participating in the PPP (“PPPLF”).  In conjunction with the PPP, the PPPLF will allow the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral.
Additionally, the CARES Act provides for relief on existing and new SBA loans through Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. To aid small- and medium-sized businesses across our footprint, we funded more than 38,000 loans with an outstanding balance of $6.3 billion as of September 30, 2020 through the SBA’s PPP. In late third quarter 2020, we started accepting and processing forgiveness applications for PPP loans of $150,000 or more with the anticipation that these applications be submitted to the SBA during fourth quarter 2020.
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
The FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses.  During third quarter 2020, we participated in the Main Street Lending program originating $34 million of loans under these facilities. We may participate in some or all of the other facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers or in an advisory capacity in the future.
Economy
Our third quarter results reflect strong execution across the bank in a very challenging operating environment. Our past experience of helping customers in difficult economic moments builds long-term relationships which fuel our growth. During the third quarter, we extended 24-Grace for customers to our business customers and introduced our no-fee overdraft $50 Safety Zone for consumers and businesses. These actions are consistent with our purpose of looking out for our customers and is consistent with Huntington’s strategy to build the leading People-First, Digitally-Powered bank. We believe that Huntington is well-positioned to continue to support our customers and communities. While we are pleased with the third quarter results, the COVID-19 pandemic continues to alter the economic fundamentals in our footprint and we continue to believe the economy will be challenged for the foreseeable future.
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
2020 3Q Form 10-Q 7

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(amounts in millions, except per share data)	2020	2020	2020	2019	2019
Interest income	$892	$902	$975	$1,011	$1,052
Interest expense	75	110	185	231	253
Net interest income	817	792	790	780	799
Provision for credit losses	177	327	441	79	82
Net interest income after provision for credit losses	640	465	349	701	717
Service charges on deposit accounts	76	60	87	95	98
Card and payment processing income	66	59	58	64	64
Trust and investment management services	48	45	47	47	44
Mortgage banking income	122	96	58	58	54
Capital markets fees	27	31	33	31	36
Insurance income	24	25	23	24	20
Bank owned life insurance income	17	17	16	17	18
Gain on sale of loans and leases	13	8	8	16	13
Net (losses) gains on sales of securities	—	(1)	—	(22)	—
Other noninterest income	37	51	31	42	42
Total noninterest income	430	391	361	372	389
Personnel costs	453	418	395	426	406
Outside data processing and other services	98	90	85	89	87
Equipment	44	46	41	42	41
Net occupancy	40	39	40	41	38
Professional services	12	11	11	14	16
Amortization of intangibles	10	10	11	12	12
Marketing	9	5	9	9	10
Deposit and other insurance expense	6	9	9	10	8
Other noninterest expense	40	47	51	58	49
Total noninterest expense	712	675	652	701	667
Income before income taxes	358	181	58	372	439
Provision for income taxes	55	31	10	55	67
Net income	303	150	48	317	372
Dividends on preferred shares	28	19	18	19	18
Net income applicable to common shares	$275	$131	$30	$298	$354

Average common shares—basic	1,017	1,016	1,018	1,029	1,035
Average common shares—diluted	1,031	1,029	1,035	1,047	1,051
Net income per common share—basic	$0.27	$0.13	$0.03	$0.29	$0.34
Net income per common share—diluted	0.27	0.13	0.03	0.28	0.34
Return on average total assets	1.01%	0.51%	0.17%	1.15%	1.37%
Return on average common shareholders’ equity	10.2	5.0	1.1	11.1	13.4
Return on average tangible common shareholders’ equity (1)	13.2	6.7	1.8	14.3	17.3
Net interest margin (2)	2.96	2.94	3.14	3.12	3.20
Efficiency ratio (3)	56.1	55.9	55.4	58.4	54.7
Effective tax rate	15.2	17.2	17.0	14.8	15.4
Revenue—FTE
Net interest income	$817	$792	$790	$780	$799
FTE adjustment	5	5	6	6	6
Net interest income (2)	822	797	796	786	805
Noninterest income	430	391	361	372	389
Total revenue (2)	$1,252	$1,188	$1,157	$1,158	$1,194

8 Huntington Bancshares Incorporated

Table 2 - Selected Year to Date Income Statements

	Nine Months Ended September 30,		Change
(amounts in millions, except per share data)	2020	2019	Amount	Percent
Interest income	$2,769	$3,190	$(421)	(13)%
Interest expense	370	757	(387)	(51)
Net interest income	2,399	2,433	(34)	(1)
Provision for credit losses	945	208	737	354
Net interest income after provision for credit losses	1,454	2,225	(771)	(35)
Service charges on deposit accounts	223	277	(54)	(19)
Card and payment processing income	183	183	—	—
Trust and investment management services	140	131	9	7
Mortgage banking income	277	109	168	154
Capital markets fees	91	92	(1)	(1)
Insurance income	72	64	8	13
Bank owned life insurance income	49	49	—	—
Gain on sale of loans and leases	30	39	(9)	(23)
Net (losses) gains on sales of securities	(1)	(2)	1	50
Other noninterest income	118	140	(22)	(16)
Total noninterest income	1,182	1,082	100	9
Personnel costs	1,267	1,228	39	3
Outside data processing and other services	273	257	16	6
Equipment	132	121	11	9
Net occupancy	119	118	1	1
Professional services	34	40	(6)	(15)
Amortization of intangibles	31	37	(6)	(16)
Marketing	23	28	(5)	(18)
Deposit and other insurance expense	24	24	—	—
Other noninterest expense	136	167	(31)	(19)
Total noninterest expense	2,039	2,020	19	1
Income before income taxes	597	1,287	(690)	(54)
Provision for income taxes	96	193	(97)	(50)
Net income	501	1,094	(593)	(54)
Dividends declared on preferred shares	65	55	10	18
Net income applicable to common shares	$436	$1,039	$(603)	(58)%

Average common shares—basic	1,017	1,042	(25)	(2)%
Average common shares—diluted	1,032	1,059	(27)	(3)
Net income per common share—basic	$0.43	$1.00	$(0.57)	(57)
Net income per common share—diluted	0.42	0.98	(0.56)	(57)

Revenue—FTE
Net interest income	$2,399	$2,433	$(34)	(1)%
FTE adjustment	16	20	(4)	(20)
Net interest income (2)	2,415	2,453	(38)	(2)
Noninterest income	1,182	1,082	100	9
Total revenue (2)	$3,597	$3,535	$62	2%
(1)Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 21% tax rate.
(2)On an FTE basis assuming a 21% tax rate.
(3)Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

2020 3Q Form 10-Q 9

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended					Change
	September 30,	June 30,	March 31,	December 31,	September 30,	3Q20 vs. 3Q19
(dollar amounts in millions)	2020	2020	2020	2019	2019	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank	$5,857	$3,413	$680	$672	$514	$5,343	1,039%
Interest-bearing deposits in banks	177	169	150	176	149	28	19
Securities:
Trading account securities	49	39	95	109	137	(88)	(64)
Available-for-sale securities:
Taxable	10,670	11,179	11,671	11,221	11,096	(426)	(4)
Tax-exempt	2,749	2,728	2,753	2,791	2,820	(71)	(3)
Total available-for-sale securities	13,419	13,907	14,424	14,012	13,916	(497)	(4)
Held-to-maturity securities—taxable	8,932	9,798	9,428	8,592	8,566	366	4
Other securities	430	474	445	448	437	(7)	(2)
Total securities	22,830	24,218	24,392	23,161	23,056	(226)	(1)
Loans held for sale	1,259	1,039	865	950	877	382	44
Loans and leases: (3)
Commercial:
Commercial and industrial	34,669	35,284	30,849	30,373	30,632	4,037	13
Commercial real estate:
Construction	1,175	1,201	1,165	1,181	1,165	10	1
Commercial	6,045	5,885	5,566	5,625	5,762	283	5
Commercial real estate	7,220	7,086	6,731	6,806	6,927	293	4
Total commercial	41,889	42,370	37,580	37,179	37,559	4,330	12
Consumer:
Automobile	12,889	12,681	12,924	12,607	12,181	708	6
Home equity	8,878	8,897	9,026	9,192	9,353	(475)	(5)
Residential mortgage	11,817	11,463	11,391	11,330	11,214	603	5
RV and marine	4,020	3,706	3,590	3,564	3,528	492	14
Other consumer	1,049	1,082	1,185	1,231	1,261	(212)	(17)
Total consumer	38,653	37,829	38,116	37,924	37,537	1,116	3
Total loans and leases	80,542	80,199	75,696	75,103	75,096	5,446	7
Allowance for loan and lease losses	(1,720)	(1,557)	(1,239)	(787)	(799)	(921)	(115)
Net loans and leases	78,822	78,642	74,457	74,316	74,297	4,525	6
Total earning assets	110,665	109,038	101,783	100,062	99,692	10,973	11
Cash and due from banks	1,173	1,299	914	864	817	356	44
Intangible assets	2,195	2,206	2,217	2,228	2,240	(45)	(2)
All other assets	7,216	7,205	6,472	6,346	6,216	1,000	16
Total assets	$119,529	$118,191	$110,147	$108,713	$108,166	$11,363	11%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$23,865	$23,878	21,202	$20,140	$19,796	$4,069	21%
Money market deposits	26,200	25,728	24,697	24,560	24,266	1,934	8
Savings and other domestic deposits	11,157	10,609	9,632	9,552	9,681	1,476	15
Core certificates of deposit (4)	2,035	3,003	3,943	4,795	5,666	(3,631)	(64)
Other domestic time deposits of $250,000 or more	175	230	321	313	315	(140)	(44)
Brokered deposits and negotiable CDs	4,182	4,114	2,884	2,589	2,599	1,583	61
Total interest-bearing deposits	67,614	67,562	62,679	61,949	62,323	5,291	8
Short-term borrowings	162	826	3,383	1,965	2,331	(2,169)	(93)
Long-term debt	9,318	9,802	10,076	9,886	9,536	(218)	(2)
Total interest-bearing liabilities	77,094	78,190	76,138	73,800	74,190	2,904	4
Demand deposits—noninterest-bearing	27,435	25,660	20,054	20,643	19,926	7,509	38
All other liabilities	2,322	2,396	2,319	2,386	2,336	(14)	(1)
Shareholders’ equity	12,678	11,945	11,636	11,884	11,714	964	8
Total liabilities and shareholders’ equity	$119,529	$118,191	$110,147	$108,713	$108,166	$11,363	11%
10 Huntington Bancshares Incorporated

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Fully-taxable equivalent basis (1)	2020	2020	2020	2019	2019
Assets:
Interest-bearing deposits in Federal Reserve Bank	0.10%	0.10%	1.08%	1.66%	2.19%
Interest-bearing deposits in banks	0.13	0.33	1.52	1.81	2.38
Securities:
Trading account securities	3.18	1.99	3.21	2.45	2.36
Available-for-sale securities:
Taxable	1.89	2.30	2.62	2.63	2.67
Tax-exempt	2.71	2.75	3.30	3.43	3.63
Total available-for-sale securities	2.06	2.39	2.75	2.79	2.87
Held-to-maturity securities—taxable	2.28	2.39	2.50	2.50	2.51
Other securities	1.23	0.57	2.07	2.57	3.15
Total securities	2.13	2.35	2.64	2.68	2.74
Loans held for sale	2.82	3.22	3.39	3.40	3.69
Loans and leases: (3)
Commercial:
Commercial and industrial	3.67	3.62	4.12	4.31	4.57
Commercial real estate:
Construction	3.40	3.66	4.75	5.07	5.50
Commercial	2.63	2.94	4.00	4.36	4.67
Commercial real estate	2.75	3.06	4.13	4.48	4.81
Total commercial	3.52	3.53	4.12	4.34	4.61
Consumer:
Automobile	3.93	3.84	4.05	4.15	4.09
Home equity	3.79	3.73	4.75	5.03	5.38
Residential mortgage	3.41	3.51	3.70	3.73	3.80
RV and marine	4.60	4.71	4.91	4.96	4.96
Other consumer	11.23	11.10	12.39	12.71	13.34
Total consumer	4.00	4.00	4.45	4.59	4.72
Total loans and leases	3.75	3.75	4.29	4.47	4.67
Total earning assets	3.22	3.35	3.88	4.03	4.21
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.05	0.07	0.43	0.63	0.57
Money market deposits	0.28	0.40	0.81	0.99	1.20
Savings and other domestic deposits	0.06	0.10	0.17	0.20	0.22
Core certificates of deposit (4)	1.03	1.55	1.91	2.09	2.17
Other domestic time deposits of $250,000 or more	0.92	1.25	1.56	1.70	1.85
Brokered deposits and negotiable CDs	0.19	0.18	1.22	1.67	2.21
Total interest-bearing deposits	0.18	0.28	0.68	0.87	0.98
Short-term borrowings	0.30	0.47	1.46	1.66	2.28
Long-term debt	1.87	2.58	2.70	3.50	3.59
Total interest-bearing liabilities	0.39	0.57	0.98	1.24	1.36

Net interest rate spread	2.83	2.78	2.90	2.79	2.85
Impact of noninterest-bearing funds on margin	0.13	0.16	0.24	0.33	0.35
Net interest margin	2.96%	2.94%	3.14%	3.12%	3.20%

(1)FTE yields are calculated assuming a 21% tax rate.
(2)    Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.
(3)    For purposes of this analysis, NALs are reflected in the average balances of loans.
(4)    Includes consumer certificates of deposit of $250,000 or more.

2020 3Q Form 10-Q 11

2020 Third Quarter versus 2019 Third Quarter
FTE net interest income for the 2020 third quarter increased $17 million, or 2%, from the 2019 third quarter. This increase reflected a $11.0 billion, or 11%, increase in average earning assets, partially offset by a 24 basis point decrease in the FTE net interest margin to 2.96%. The NIM compression reflected a 99 basis point year-over-year decrease in average earning asset yields and a 22 basis point decrease in the benefit from noninterest-bearing funds, partially offset by a 97 basis point decrease in average interest-bearing liability costs. The decrease in earning asset yields was primarily driven by lower interest rates on commercial loan, home equity loan, and securities yields and elevated deposits at the Federal Reserve Bank. The decrease in average interest-bearing liability costs primarily reflected lower interest-bearing deposit costs (down 80 basis points) and lower long-term debt costs (down 172 basis points), both due to lower interest rates.
Average earning assets for the 2020 third quarter increased $11.0 billion, or 11%, from the year-ago quarter, primarily reflecting a $5.4 billion, or 7%, increase in average total loans and leases and a $5.3 billion, or 1039%, increase in interest-bearing deposits at the Federal Reserve Bank. Average C&I loans increased $4.0 billion, or 13%, primarily reflecting the $6.1 billion of average PPP loans. Average automobile loans increased $0.7 billion, or 6%, driven by strong production over the past year. Average residential mortgage loans increased $0.6 billion, or 5%, reflecting continued robust portfolio mortgage production over the past year. Partially offsetting these increases, average home equity loans and lines of credit decreased $0.5 billion, or 5%, reflecting a shift in consumer preferences.
Average total interest-bearing liabilities for the 2020 third quarter increased $2.9 billion, or 4%, from the year-ago quarter. Average total deposits increased $12.8 billion, or 16%, while average total core deposits increased $11.4 billion, or 14%. The increase in average total core deposits was primarily driven by business and commercial growth related to the PPP loans and increased liquidity levels in reaction to the economic downturn, consumer growth largely related to government stimulus, increased consumer and business banking account production, and reduced attrition. Specifically within core deposits, average total demand deposits increased $11.6 billion, or 29%, average money market deposits increased $1.9 billion, or 8%, and average savings and other domestic deposits increased $1.5 billion, or 15%. Partially offsetting these increases, average core CDs decreased $3.6 billion, or 64%, reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Average brokered deposits and negotiable CDs increased $1.6 billion, or 61%, reflecting balance growth in new and existing brokered deposit accounts. Average total debt decreased $2.4 billion, or 20%, reflecting the repayment of short-term borrowings due to the strong core deposit growth.
2020 Third Quarter versus 2020 Second Quarter
Compared to the 2020 second quarter, FTE net interest income increased $25 million, or 3%, reflecting a 1% increase in average earning assets and 2 basis points of NIM expansion. The NIM expansion reflected an 18 basis point decrease in average interest-bearing liability costs, partially offset by a 13 basis point decrease in average earning asset yields and a 3 basis point decrease in the benefit from noninterest-bearing funds. The decrease in average interest-bearing liability costs primarily reflects lower interest-bearing deposit costs (down 10 basis points) and lower long-term borrowings costs (down 71 basis points), both due to the impact of lower interest rates. The decrease in earning asset yields was primarily driven by the impact of lower interest rates on securities yields as well as elevated deposits at the Federal Reserve Bank.
Average earning assets increased $1.6 billion, or 1%, primarily reflecting a $2.4 billion, or 72%, increase in interest-bearing deposits at the Federal Reserve Bank when compared to the 2020 second quarter. Total loans and leases increased $343 million, primarily reflecting increases in the consumer portfolios, partially offset by decreases in average commercial loans primarily reflecting lower commercial utilization rates, mainly within dealer floorplan. Partially offsetting this increase, average securities decreased $1.4 billion, or 6%, reflecting accelerated cash flows within the existing portfolio.
12 Huntington Bancshares Incorporated

Average total interest-bearing liabilities decreased $1.1 billion, or 1% when compared to the 2020 second quarter. Both average total deposits and average total core deposits increased $1.8 billion, or 2%. The increase in average total core deposits was primarily driven by increased consumer and business banking account production, low attrition, increased liquidity levels among our business banking customers, and the seasonal increase in public funds. Specifically within core deposits, average total demand deposits increased $1.8 billion, or 4%, average money market deposits increased $0.5 billion, or 2%, and average savings and other domestic deposits increased $0.5 billion, or 5%. Partially offsetting these increases, average core CDs decreased $1.0 billion, or 32%, reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Average total debt decreased $1.1 billion, or 11%, due to the repayment of short-term borrowings as a result of the strong core deposit inflows and a $500 million long-term debt maturity in the 2020 third quarter.
2020 3Q Form 10-Q 13

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (2)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
Fully-taxable equivalent basis (1)	2020	2019	Amount	Percent	2020	2019
Assets:
Interest-bearing deposits in Federal Reserve Bank	$3,326	$511	$2,815	551%	0.17%	2.32%
Interest-bearing deposits in banks	166	131	35	27	0.62	2.10
Securities:
Trading account securities	61	146	(85)	(58)	2.94	2.10
Available-for-sale securities:
Taxable	11,171	10,784	387	4	2.28	2.74
Tax-exempt	2,743	2,945	(202)	(7)	2.92	3.66
Total available-for-sale securities	13,914	13,729	185	1	2.41	2.94
Held-to-maturity securities—taxable	9,384	8,663	721	8	2.39	2.52
Other securities	450	479	(29)	(6)	1.28	3.75
Total securities	23,809	23,017	792	3	2.38	2.79
Loans held for sale	1,055	771	284	37	3.11	3.90
Loans and leases: (3)
Commercial:
Commercial and industrial	33,604	30,608	2,996	10	3.79	4.77
Commercial real estate:
Construction	1,180	1,169	11	1	3.93	5.56
Commercial	5,833	5,727	106	2	3.17	4.85
Commercial real estate	7,013	6,896	117	2	3.29	4.97
Total commercial	40,617	37,504	3,113	8	3.71	4.80
Consumer:
Automobile	12,832	12,253	579	5	3.94	4.02
Home equity	8,933	9,491	(558)	(6)	4.09	5.51
Residential mortgage	11,558	11,005	553	5	3.54	3.83
RV and marine	3,773	3,413	360	11	4.73	4.95
Other consumer	1,105	1,270	(165)	(13)	11.60	13.29
Total consumer	38,201	37,432	769	2	4.15	4.74
Total loans and leases	78,818	74,936	3,882	5	3.92	4.77
Allowance for loan and lease losses	(1,506)	(786)	(720)	(92)
Net loans and leases	77,312	74,150	3,162	4
Total earning assets	107,174	99,366	7,808	8	3.47%	4.32%
Cash and due from banks	1,128	835	293	35
Intangible assets	2,206	2,252	(46)	(2)
All other assets	6,966	6,054	912	15
Total assets	$115,968	$107,721	$8,247	8%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$22,985	$19,763	$3,222	16%	0.17%	0.57%
Money market deposits	25,544	23,507	2,037	9	0.49	1.13
Savings and other domestic deposits	10,468	10,039	429	4	0.11	0.23
Core certificates of deposit (4)	2,990	5,858	(2,868)	(49)	1.59	2.14
Other domestic time deposits of $250,000 or more	242	320	(78)	(24)	1.31	1.86
Brokered deposits and negotiable CDs	3,728	2,893	835	29	0.45	2.33
Total interest-bearing deposits	65,957	62,380	3,577	6	0.37	0.96
Short-term borrowings	1,452	2,605	(1,153)	(44)	1.23	2.37
Long-term debt	9,730	9,145	585	6	2.39	3.82
Total interest-bearing liabilities	77,139	74,130	3,009	4	0.64	1.36
Demand deposits—noninterest-bearing	$24,394	$19,864	4,530	23	—	—
All other liabilities	2,347	2,277	70	3
Shareholders’ equity	12,088	11,450	638	6
Total liabilities and shareholders’ equity	$115,968	$107,721	$8,247	8%
Net interest rate spread					2.83	2.96
Impact of noninterest-bearing funds on margin					0.18	0.34
Net interest margin					3.01%	3.30%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans.
(4)Includes consumer certificates of deposit of $250,000 or more.
14 Huntington Bancshares Incorporated

2020 First Nine Months versus 2019 First Nine Months
FTE net interest income for the first nine-month period of 2020 decreased $38 million, or 2%. This decrease reflected a 29 basis point decrease in the FTE NIM to 3.01% partially offset by the benefit of a $7.8 billion, or 8%, increase in average total earning assets. Average loans and leases increased $3.9 billion, or 5%, primarily reflecting $3.4 billion average PPP loans and an increase in average automobile loans and RV and marine loans. Average earning asset yields decreased 85 basis points due to lower interest rates on loans (down 85 basis points), a decline in securities yields and elevated deposits at the Federal Reserve Bank. Average funding costs decreased 72 basis points, primarily driven by lower cost of interest-bearing deposits (down 59 basis points) and long-term debt (down 143 basis points). The benefit from noninterest-bearing funding declined 16 basis points.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses for the 2020 third quarter was $177 million, an increase of $95 million, or 116%, compared to the 2019 third quarter. On a year-to-date basis, provision for credit losses for the first nine-month period of 2020 was $945 million, an increase of $737 million, or 354%, compared to the year-ago period. The increase from 2019 is attributed to the deterioration in the macroeconomic environment resulting from the COVID-19 pandemic and risk rating downgrades within the commercial portfolio.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			3Q20 vs. 3Q19		3Q20 vs. 2Q20
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2020	2020	2019	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$76	$60	$98	$(22)	(22)%	$16	27%
Card and payment processing income	66	59	64	2	3	7	12
Trust and investment management services	48	45	44	4	9	3	7
Mortgage banking income	122	96	54	68	126	26	27
Capital markets fees	27	31	36	(9)	(25)	(4)	(13)
Insurance income	24	25	20	4	20	(1)	(4)
Bank owned life insurance income	17	17	18	(1)	(6)	—	—
Gain on sale of loans and leases	13	8	13	—	—	5	63
Net (losses) gains on sales of securities	—	(1)	—	—	—	1	100
Other noninterest income	37	51	42	(5)	(12)	(14)	(27)
Total noninterest income	$430	$391	$389	$41	11%	$39	10%
2020 Third Quarter versus 2019 Third Quarter
Total noninterest income for the 2020 third quarter increased $41 million, or 11%, from the year-ago quarter. Mortgage banking income increased $68 million, or 126%, primarily reflecting higher secondary marketing spreads and a 73% increase in salable mortgage originations. Partially offsetting this increase, service charges on deposit accounts decreased $22 million, or 22%, primarily reflecting reduced customer activity and elevated deposits. Capital markets fees decreased $9 million, or 25%, primarily reflecting reduced customer derivatives activity.
2020 Third Quarter versus 2020 Second Quarter
Compared to the 2020 second quarter, total noninterest income increased $39 million, or 10%. Mortgage banking income increased $26 million, or 27%, primarily reflecting higher secondary marketing spreads and a 6% increase in salable mortgage originations. Service charges on deposit accounts increased $16 million, or 27%, primarily reflecting a rebound in customer activity and pandemic-related fee waivers in the prior quarter. Card
2020 3Q Form 10-Q 15

and payment processing income increased $7 million, or 12%, primarily reflecting increased debit card and ATM usage. Partially offsetting these increases, other noninterest income decreased $14 million, or 27%, primarily driven by the $13 million gain on the annuitization of a retiree health plan and $5 million gain on the sale of the retirement plan services recordkeeping business, both in the prior quarter.

Table 6 - Noninterest Income—2020 First Nine Months Ended vs. 2019 First Nine Months Ended
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Service charges on deposit accounts	$223	$277	$(54)	(19)%
Card and payment processing income	183	183	—	—
Trust and investment management services	140	131	9	7
Mortgage banking income	277	109	168	154
Capital markets fees	91	92	(1)	(1)
Insurance income	72	64	8	13
Bank owned life insurance income	49	49	—	—
Gain on sale of loans and leases	30	39	(9)	(23)
Net (losses) gains on sales of securities	(1)	(2)	1	50
Other noninterest income	118	140	(22)	(16)
Total noninterest income	$1,182	$1,082	$100	9%
Noninterest income for the first nine-month period of 2020 increased $100 million, or 9%, from the year-ago period. Mortgage banking income increased $168 million or 154%, primarily reflecting higher secondary marketing spreads and an increase in salable mortgage originations. Offsetting this increase, service charges on deposit accounts decreased $54 million, or 19%, primarily reflecting reduced customer activity and pandemic-related fee waivers. Other noninterest income decreased $22 million, or 16%, primarily as a result of several notable items impacting both periods. The nine-month period of 2019 included a $14 million gain from the sale of Wisconsin retail branches, a $4 million mark-to-market adjustment on economic hedges, and higher mezzanine gains and fixed income brokerage revenue. Partially offsetting these decreases, the current year included a $13 million gain on the annuitization of a retiree health plan and a $5 million gain on the sale of the retirement plan services recordkeeping business.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three Months Ended			3Q20 vs. 3Q19		3Q20 vs. 2Q20
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2020	2020	2019	Amount	Percent	Amount	Percent
Personnel costs	$453	$418	$406	$47	12%	$35	8%
Outside data processing and other services	98	90	87	11	13	8	9
Equipment	44	46	41	3	7	(2)	(4)
Net occupancy	40	39	38	2	5	1	3
Professional services	12	11	16	(4)	(25)	1	9
Amortization of intangibles	10	10	12	(2)	(17)	—	—
Marketing	9	5	10	(1)	(10)	4	80
Deposit and other insurance expense	6	9	8	(2)	(25)	(3)	(33)
Other noninterest expense	40	47	49	(9)	(18)	(7)	(15)
Total noninterest expense	$712	$675	$667	$45	7%	$37	5%
Number of employees (average full-time equivalent)	15,680	15,703	15,659	21	—%	(23)	—%
2020 Third Quarter versus 2019 Third Quarter
Total noninterest expense for the 2020 third quarter increased $45 million, or 7%, from the year-ago quarter. Personnel costs increased $47 million, or 12%, primarily reflecting increased incentives and commissions, contract
16 Huntington Bancshares Incorporated

help, overtime, and equity compensation expense as well as $11 million of expense related to position reductions. Outside data processing and other services increased $11 million, or 13%, primarily reflecting the impact of increased technology costs. Partially offsetting these increases, other noninterest expense decreased $9 million, or 18%, primarily as a result of lower travel and business development expense and a $7 million insurance recovery.
2020 Third Quarter versus 2020 Second Quarter
Total noninterest expense increased $37 million, or 5%, from the 2020 second quarter. Personnel costs increased $35 million, or 8%, primarily reflecting increased incentive compensation as well as $11 million of expense related to position reductions. Outside data processing and other services increased $8 million, or 9%, primarily reflecting the impact of increased technology costs. Partially offsetting these increases, other non-interest expense decreased $7 million or 15% reflecting the insurance recovery.

Table 8 - Noninterest Expense—2020 First Nine Months Ended vs. 2019 First Nine Months Ended

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Personnel costs	$1,267	$1,228	$39	3%
Outside data processing and other services	273	257	16	6
Equipment	132	121	11	9
Net occupancy	119	118	1	1
Professional services	34	40	(6)	(15)
Marketing	23	28	(5)	(18)
Amortization of intangibles	31	37	(6)	(16)
Deposit and other insurance expense	24	24	—	—
Other noninterest expense	136	167	(31)	(19)
Total noninterest expense	$2,039	$2,020	$19	1%
Noninterest expense increased $19 million, or 1%, from the year-ago period. Personnel costs increased $39 million, or 3%, primarily reflecting increased salaries, incentives and commissions, contract help and overtime expense as well as $11 million of expense related to position reductions. Outside data processing and other services increased $16 million, or 6%, primarily reflecting the impact of increased technology costs. Equipment expense increased $11 million driven by increased depreciation and software development expense. Other noninterest expense decreased $31 million, or 19%, primarily as a result of lower travel and business development expense, the $7 million insurance recovery in third quarter 2020 as well as a $5 million donation to the Columbus Foundation and higher operational losses in the first nine-months of 2019.
Provision for Income Taxes
The provision for income taxes in the 2020 third quarter was $55 million. This compared with a provision for income taxes of $67 million in the 2019 third quarter and $31 million in the 2020 second quarter. The provision for income taxes for the nine-month periods ended September 30, 2020 and September 30, 2019 was $96 million and $193 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The effective tax rates for the 2020 third quarter, 2019 third quarter, and 2020 second quarter were 15.2%, 15.4%, and 17.2%, respectively. The effective tax rates for the nine-month periods ended September 30, 2020 and September 30, 2019 were 16.0% and 15.0%, respectively. The variance between the 2020 third quarter compared to the 2019 third quarter, and the nine- month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019 in the provision for income taxes and effective tax rates relates primarily to lower pre-tax income and the impact of stock-based compensation. The net federal deferred tax liability was $155 million and the net state deferred tax asset was $32 million at September 30, 2020.
We file income tax returns with the IRS and various state and city jurisdictions. Federal income tax audits have been completed for tax years through 2009. In 2019, the 2010 and 2011 audit was submitted to the
2020 3Q Form 10-Q 17

Congressional Joint Committee on Taxation of the U.S. Congress for approval. During the 2020 third quarter, the Joint Committee referred the audit back to the IRS exam team for reconsideration. Negotiations with the IRS are ongoing. While the statute of limitations remains open for tax years 2012 through 2018, the IRS has advised that tax years 2012 through 2014 will not be audited and is currently examining the federal income tax returns for 2015 through 2017. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.
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
We have assessed the impact of COVID-19 on our loan portfolio, as we would with any natural disaster or significant economic decline. Huntington proactively addressed the situation by offering our customers payment deferrals and the suspension of late fees, while also suspending repossession and foreclosures. We believe that these decisions were prudent due to the widespread impact economic conditions had on both commercial and consumer borrowers. During the third quarter, we re-instated late fees and repossessions, while continuing to offer payment help to impacted borrowers. The longer term impact of our response is dependent upon a number of variables, including the prolonged impact of the COVID-19 virus and its impact on the economic recovery. Continued elevated unemployment could lead to increased delinquencies and defaults in our consumer portfolio. Additionally, increased economic deterioration could lead to elevated default rates in our Commercial portfolio, specifically industries highly impacted by COVID-19.
18 Huntington Bancshares Incorporated

The table below summarizes our deferral activity as of September 30, 2020 and June 30, 2020 under our COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act.

Table 9 - Loan and Lease Portfolio Deferrals
	September 30, 2020			June 30, 2020
	Deferred	Deferred	% of	Deferred	Deferred	% of
(dollar amounts in millions)	# of Loans	Balance	Portfolio	# of Loans	Balance	Portfolio
Commercial:
Commercial and industrial	429	$431	1%	5,584	$3,186	9%
Commercial real estate:
Construction	8	40	3%	27	90	8%
Commercial	77	471	8%	536	1,719	29%
Commercial real estate	85	511	7%	563	1,809	25%
Total commercial	514	942	2%	6,147	4,995	12%
Consumer:
Automobile	1,226	20	—%	21,984	426	3%
Home equity	627	49	1%	3,321	267	3%
Residential mortgage (1)	2,121	411	3%	3,322	1,002	9%
RV and marine	88	4	—%	2,200	117	3%
Other consumer	169	1	—%	1,336	12	1%
Total consumer	4,231	485	1%	32,163	1,824	5%
Total loans and leases	4,745	$1,427	2%	38,310	$6,819	9%
(1)    Includes 1,272 deferred loans or $178 million at September 30, 2020 which were securitized into GNMA pools and subsequently bought out.
Huntington initiated a customer centric payment deferral plan in mid-March 2020. The response across the consumer portfolios was immediate, with substantial deferral activity across the portfolio in March and April. Our commercial loan deferral activity was predominately in April and May. The vast majority of the deferrals granted to our customers have expired, with positive subsequent payment patterns. The remaining deferrals in the Consumer portfolios are centered in the Residential portfolio, consistent with the generally longer term payment time frames. The post deferral performance to date for the Consumer portfolios has been consistent with our expectations. Our customer assistance teams remain well positioned to continue to help our consumer customers who have been impacted by the current economic conditions. The commercial deferrals were primarily 90 days in length and began to expire in the third quarter of 2020 as expected. For commercial borrowers requiring additional modifications to existing terms and conditions, expiring deferrals will be replaced with amendments and waivers, to the extent appropriate, as we continue to work with our customers.
2020 3Q Form 10-Q 19

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2019 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
Commercial:
Commercial and industrial	$34,895	43%	$34,879	44%	$32,959	42%	$30,664	41%	$30,394	41%
Commercial real estate:
Construction	1,154	1	1,200	1	1,180	2	1,123	1	1,157	2
Commercial	6,055	7	5,979	7	5,793	7	5,551	7	5,698	8
Commercial real estate	7,209	8	7,179	8	6,973	9	6,674	8	6,855	10
Total commercial	42,104	51	42,058	52	39,932	51	37,338	49	37,249	51
Consumer:
Automobile	12,925	17	12,678	16	12,907	17	12,797	17	12,292	15
Home equity	8,904	11	8,866	11	9,010	11	9,093	12	9,300	12
Residential mortgage	12,031	15	11,621	15	11,398	15	11,376	15	11,247	15
RV and marine	4,146	5	3,843	5	3,643	5	3,563	5	3,553	5
Other consumer	1,046	1	1,073	1	1,145	1	1,237	2	1,251	2
Total consumer	39,052	49	38,081	48	38,103	49	38,066	51	37,643	49
Total loans and leases	$81,156	100%	$80,139	100%	$78,035	100%	$75,404	100%	$74,892	100%
Our loan portfolio is a managed mix of consumer and commercial credits. At the corporate level, we manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC of the Board of Directors and is one of the strategies used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics, require the approval of the ROC prior to implementation.
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

Table 11 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
Commercial loans and leases:
Real estate and rental and leasing	$7,056	9%	$7,117	9%	$6,991	9%	$6,662	9%	$6,826	9%
Manufacturing	5,658	7	6,147	8	5,846	7	5,248	7	5,141	7
Retail trade (1)	4,922	6	5,053	6	5,886	8	5,239	7	5,031	7
Health care and social assistance	3,566	4	3,534	4	2,815	4	2,498	3	2,604	3
Finance and insurance	3,197	4	3,345	4	3,670	5	3,307	4	3,308	4
Accommodation and food services	3,012	4	2,877	4	2,081	3	2,072	3	2,008	3
Wholesale trade	2,529	3	2,352	3	2,555	3	2,437	3	2,449	3
Professional, scientific, and technical services	2,086	3	2,177	3	1,615	2	1,360	2	1,347	2
Other services	1,641	2	1,510	2	1,358	2	1,310	2	1,324	2
Construction	1,425	2	1,492	2	962	1	900	1	973	1
Transportation and warehousing	1,408	2	1,338	2	1,211	2	1,207	2	1,242	2
Mining, quarrying, and oil and gas extraction	674	1	930	1	1,162	1	1,304	2	1,375	2
Admin./Support/Waste Mgmt. and Remediation Services	932	1	916	1	693	1	731	1	687	1
Information	817	1	759	1	728	1	649	1	619	1
Arts, entertainment, and recreation	738	1	732	1	694	1	690	1	654	1
Utilities	647	1	573	1	629	1	546	1	419	1
Educational services	752	—	559	—	465	—	463	—	467	1
Public administration	645	—	302	—	259	—	261	—	237	—
Agriculture, forestry, fishing and hunting	158	—	140	—	141	—	154	—	172	—
Management of companies and enterprises	132	—	115	—	104	—	105	—	112	—
Unclassified/Other	109	—	90	—	67	—	195	—	254	1
Total commercial loans and leases by industry category	42,104	51	42,058	52	39,932	51	37,338	49	37,249	51
Automobile	12,925	17	12,678	16	12,907	17	12,797	17	12,292	15
Home Equity	8,904	11	8,866	11	9,010	11	9,093	12	9,300	12
Residential mortgage	12,031	15	11,621	15	11,398	15	11,376	15	11,247	15
RV and marine	4,146	5	3,843	5	3,643	5	3,563	5	3,553	5
Other consumer loans	1,046	1	1,073	1	1,145	1	1,237	2	1,251	2
Total loans and leases	$81,156	100%	$80,139	100%	$78,035	100%	$75,404	100%	$74,892	100%
(1)    Amounts include $2.2 billion, $2.8 billion, $4.0 billion, $3.7 billion and $3.5 billion of auto dealer services loans at September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively.
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
2020 3Q Form 10-Q 21

Credit quality performance in the 2020 third quarter reflected total NCOs as a percent of average loans, annualized, of 0.56%, an increase from 0.54% in the prior quarter. Total NCOs were $113 million, an increase of $6 million from the prior quarter, primarily driven by a $9 million increase in Commercial NCOs, partially offset by a $3 million decrease in Consumer NCOs . NPAs decreased from the prior quarter by $111 million or 16% driven by the sale of oil and gas loans.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 4 “Loans / Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section of our 2019 Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $404 million of commercial related NALs at September 30, 2020, $273 million, or 68%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets (1)

(dollar amounts in millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Nonaccrual loans and leases (NALs):
Commercial and industrial	$388	$485	$396	$323	$291
Commercial real estate	16	28	30	10	12
Automobile	5	8	6	4	5
Home equity	71	59	58	59	60
Residential mortgage	88	66	66	71	69
RV and marine	1	2	2	1	1
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	569	648	558	468	438
Other real estate, net:
Residential	4	5	8	9	10
Commercial	1	2	2	2	2
Total other real estate, net	5	7	10	11	12
Other NPAs (2)	28	58	18	19	32
Total nonperforming assets	$602	$713	$586	$498	$482

Nonaccrual loans and leases as a % of total loans and leases	0.70%	0.81%	0.72%	0.62%	0.58%
NPA ratio (3)	0.74	0.89	0.75	0.66	0.64
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
22 Huntington Bancshares Incorporated

2020 Third Quarter versus 2019 Fourth Quarter.
Total NPAs increased $104 million, or 21%, compared with December 31, 2019, driven by a significant increase related to oil and gas loans within the C&I portfolio.
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
For COVID-19 related loan modifications which occurred from March 1, 2020 through September 30, 2020, and met the loan modification criteria under the CARES Act, Huntington elected to suspend TDR accounting for such loan modifications. For loan modifications not eligible for the CARES Act, Huntington applied the interagency regulatory guidance that was clarified on April 7, 2020. Accordingly, insignificant concessions (related to the current COVID-19 crisis) granted through payment deferrals, fee waivers, or other short-term modifications (generally 6 months or less) and provided to borrowers less than 30 days past due at March 17, 2020 were not deemed to be TDRs. Therefore, modified loans that met the required guidelines for relief are excluded from the TDR disclosures below.
Over the past five quarters, over 75% of the total TDR balance remains accruing as borrowers continue to make their monthly payments, resulting in no identified credit losses. As of September 30, 2020, over 87% of the $455 million of accruing TDRs secured by residential real estate (residential mortgage and home equity in Table 13) are current on their required payments, with over 66% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs come from the non-accruing TDR balances.
2020 3Q Form 10-Q 23

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans

(dollar amounts in millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
TDRs—accruing:
Commercial and industrial	$189	$192	$219	$213	$225
Commercial real estate	34	35	37	37	40
Automobile	53	52	42	40	39
Home equity	199	209	219	226	233
Residential mortgage	256	229	227	223	221
RV and marine	6	6	3	3	3
Other consumer	10	10	11	11	10
Total TDRs—accruing	747	733	758	753	771
TDRs—nonaccruing:
Commercial and industrial	146	169	119	109	84
Commercial real estate	3	3	4	6	6
Automobile	2	2	2	2	3
Home equity	29	26	25	26	26
Residential mortgage	48	43	42	42	44
RV and marine	1	1	2	1	1
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	229	244	194	186	164
Total TDRs	$976	$977	$952	$939	$935
Overall TDRs decreased slightly in the quarter, but have remained relatively consistent over the past five quarters. Huntington continues to proactively work with our borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
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
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels discussed below. These macroeconomic scenarios contain certain geography based variables that are influential to our modeling process, the most significant being unemployment rates and GDP. The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the economic scenarios. Lifetime losses for most of our loans and receivables are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
The macroeconomic scenarios evaluated by Huntington during the 2020 third quarter continued to reflect the impact of the COVID-19 pandemic. The baseline scenario used for the quarter assumes that the worst of the economic disruption from the pandemic has passed, with the expectation that subsequent waves of the virus will not carry the same level of economic disruption experienced to date. Given that expectation, unemployment is forecast at 9.8% at the end of third quarter, compared to 15.0% for the prior quarter. This unemployment variable is incorporated within our models as both a rate of change and level variable. Historically, changes in unemployment have taken gradual paths resulting in more measured impacts each quarter.
The baseline scenario forecasts stronger GDP growth for the rest of 2020 and throughout 2021 compared to the second quarter forecast driven by additional fiscal stimulus, which is now anticipated before the end of 2020.
The table below is intended to show how the forecasted path of these key macroeconomic variables has changed since the first quarter:

Table 14 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2020	2021
	Q4	Q2	Q4
Unemployment rate (1)
1Q 2020	6.5%	6.7%	6.7%
2Q 2020	9.0	9.2	9.3
3Q 2020	9.5	9.3	9.1

Gross Domestic Product (1)
1Q 2020	2.4%	2.6%	3.3%
2Q 2020	0.6	1.0	2.1
3Q 2020	2.8	2.1	2.7

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
The uncertainty related to the COVID-19 pandemic prompted management to continue to assess the macroeconomic environment through the end of the quarter. Management considered multiple macro-economic forecasts that reflected a range of possible outcomes in order to capture the severity of and the economic disruption associated with the pandemic. While we have incorporated our estimated impact of COVID-19 into our allowance for credit losses, the ultimate impact of COVID-19 is still uncertain, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.
Given significant COVID-19 specific government relief programs and potential stimulus packages, as well as certain limitations of our models in the current economic environment particularly the level of unemployment, management developed additional analytics to support adjustments to our modeled results.
2020 3Q Form 10-Q 25

Given the fundamental uncertainty that remains within the economy, and contemplating the downside risks associated with the third quarter baseline scenario assumptions, for example, that there will not be a second wave of the virus that seriously disrupts business activity again, the executive level committee responsible for the governance process around the use of economic scenarios determined that it was appropriate to use a probability weighted scenario to estimate the appropriateness and adequacy of the allowance as of the 2020 third quarter.
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
26 Huntington Bancshares Incorporated

The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 15 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
ALLL
Commercial
Commercial and industrial	$912	43%	$923	44%	$837	42%	$469	41%	$441	41%
Commercial real estate	351	8	246	8	159	9	83	8	120	10
Total commercial	1,263	51	1,169	52	996	51	552	49	561	51
Consumer
Automobile	163	17	177	16	148	17	57	17	54	15
Home equity	103	11	105	11	120	11	50	12	47	12
Residential mortgage	69	15	44	15	53	15	23	15	22	15
RV and marine	116	5	125	5	97	5	21	5	20	5
Other consumer	82	1	82	1	90	1	80	2	79	2
Total consumer	533	49	533	48	508	49	231	51	222	49
Total ALLL	1,796	100%	1,702	100%	1,504	100%	783	100%	783	100%
AULC	82		119		99		104		101
Total ACL	$1,878		$1,821		$1,603		$887		$884
Total ALLL as a % of
Total loans and leases		2.21%		2.12%		1.93%		1.04%		1.05%
Nonaccrual loans and leases		316		263		270		167		179
NPAs		298		239		257		157		163
Total ACL as % of
Total loans and leases		2.31%		2.27%		2.05%		1.18%		1.18%
Nonaccrual loans and leases		330		281		287		190		202
NPAs		311		255		273		178		184
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
2020 Third Quarter versus 2019 Fourth Quarter
At September 30, 2020, the ALLL was $1.8 billion, an increase of $1.0 billion compared to the December 31, 2019 balance of $783 million. Of the increase, $622 million relates primarily to the deterioration in the macroeconomic economic outlook resulting from the COVID-19 pandemic, with the remaining $391 million related to transition to the CECL lifetime loss methodology. The majority of the increase was related to the commercial portfolio. The ALLL to total loans and leases ratio increased 117 basis points to 2.21%
As referenced above, the implementation of CECL resulted in a January 1 adoption impact of $391 million. The ACL to total loans ratio was 2.31% at September 30, 2020 compared to 1.18% at December 31, 2019, which reflects the transition to the CECL lifetime loss methodology, the deterioration in the macroeconomic outlook resulting from the COVID-19 pandemic and increased reserves related to the oil and gas portfolio.
2020 3Q Form 10-Q 27

NCOs

Table 16 - Quarterly Net Charge-off Analysis (1)
	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in millions)	2020	2020	2019
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$77	$80	$40
Commercial real estate:
Construction	(1)	1	(1)
Commercial	13	(1)	(1)
Commercial real estate	12	—	(2)
Total commercial	89	80	38
Consumer:
Automobile	10	10	8
Home equity	—	—	2
Residential mortgage	1	—	1
RV and marine	4	4	2
Other consumer	9	13	22
Total consumer	24	27	35
Total net charge-offs	$113	$107	$73

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.90%	0.90%	0.52%
Commercial real estate:
Construction	(0.25)	(0.01)	(0.40)
Commercial	0.80	(0.03)	(0.09)
Commercial real estate	0.63	(0.03)	(0.14)
Total commercial	0.85	0.75	0.40
Consumer:
Automobile	0.31	0.31	0.26
Home equity	(0.02)	0.08	0.11
Residential mortgage	0.03	0.02	0.03
RV and marine	0.38	0.37	0.23
Other consumer	3.55	4.80	7.07
Total consumer	0.24	0.30	0.38
Net charge-offs as a % of average loans	0.56%	0.54%	0.39%
(1)    As a result of the COVID-19 pandemic, Huntington suspended repossessions for most of 2020 second quarter and foreclosures remain suspended. Additionally, loans in a payment deferral program which are performing according to their modified terms are generally not considered delinquent. While there were some changes to the charge-off process, we continued to accurately reflect the loss content associated with loans considered delinquent.
2020 Third Quarter versus 2020 Second Quarter
NCOs were an annualized 0.56% of average loans and leases in the current quarter, increasing from 0.54% in the 2020 second quarter, and very close to our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.85% in the current quarter compared to 0.75% in the 2020 second quarter. The commercial NCOs continue to be centered in our oil and gas portfolio. Consumer charge-offs were lower for the quarter, across the consumer portfolio, consistent with our expectations.
28 Huntington Bancshares Incorporated

Table 17 - Year to Date Net Charge-off Analysis (1)
	Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$241	$92
Commercial real estate:
Construction	—	(2)
Commercial	11	(1)
Commercial real estate	11	(3)
Total commercial	252	89
Consumer:
Automobile	27	23
Home equity	5	7
Residential mortgage	2	5
RV and marine	10	7
Other consumer	41	61
Total consumer	85	103
Total net charge-offs	$337	$192

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.96%	0.40%
Commercial real estate:
Construction	(0.06)	(0.19)
Commercial	0.25	(0.03)
Commercial real estate	0.20	(0.06)
Total commercial	0.83	0.32
Consumer:
Automobile	0.28	0.25
Home equity	0.09	0.10
Residential mortgage	0.02	0.06
RV and marine	0.34	0.29
Other consumer	4.99	6.41
Total consumer	0.30	0.37
Net charge-offs as a % of average loans	0.57%	0.34%
(1)    As a result of the COVID-19 pandemic, Huntington suspended repossessions for most of 2020 second quarter and foreclosures remain suspended. Additionally, loans in a payment deferral program which are performing according to their modified terms are generally not considered delinquent. While there were some changes to the charge-off process, we continued to accurately reflect the loss content associated with loans considered delinquent.
2020 First Nine Months versus 2019 First Nine Months
NCOs increased $145 million in the first nine-month period of 2020 to $337 million. The increase was driven by commercial NCOs, which were centered in our oil and gas portfolio, partially offset by a decline in other consumer.
2020 3Q Form 10-Q 29

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

Table 18 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.3%	-2.0%	-4.0%
September 30, 2020	-0.9%	2.6%	5.3%
December 31, 2019	NA	1.0%	2.3%
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual (“ramp” as defined above) +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months as well as an instantaneous parallel shock of -25 basis points.
With the continued decline in rates, the down 100 basis point ramp scenario can produce a distorted view of interest rate risks metrics. As a result, the down 100 basis point ramp scenario was replaced with the down 25 basis point shock scenario by the Board as a policy metric beginning September 30, 2020.  Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration.
The increase in sensitivity was driven by the impact of lower forecast rates on non-maturity deposits resulting in slower balance runoff and higher securities prepayments in the implied forward scenario resulting in more opportunity for reinvestment at higher rates in rising rate environments. Additionally, an increase in the securities portfolio and the hedge program have also resulted in increased sensitivity.
Our NII at Risk is within our Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both September 30, 2020, and December 31, 2019.
30 Huntington Bancshares Incorporated

Table 19 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.5%	-6.0%	-12.0%
September 30, 2020	-1.0%	4.0%	4.1%
December 31, 2019	NA	-3.1%	-9.1%
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts (“shocks” as defined above) in market interest rates.
With the continued decline in rates, the down 100 basis point ramp scenario can produce a distorted view of interest rate risks metrics. As a result, the down 100 basis point ramp scenario was replaced with the down 25 basis point shock scenario by the Board as a policy metric beginning September 30, 2020. Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration.
We are within our Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios.  The EVE depicts an asset sensitive balance sheet profile. The change in sensitivity was driven primarily by lower interest rates slowing deposit runoff and to a lesser extent, expected securities portfolio runoff.
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
Table 20 shows all swap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 “Derivative Financial Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements.
2020 3Q Form 10-Q 31

The following table presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at September 30, 2020 and December 31, 2019.

Table 20 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Asset Liability Management Instruments
	September 30, 2020
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - 1 month LIBOR	$6,525	2.28	$286	1.81%	0.15%
Receive Variable - 1 month LIBOR (a)	2,940	1.68	(2)	0.14	0.15
Receive Fixed - 1 month LIBOR - forward starting (b)	750	3.54	24	1.24	—
Receive Variable - 1 month LIBOR - forward starting (c)	369	7.87	—	0.46	—
Liability conversion swaps
Receive Fixed - 1 month LIBOR	5,697	2.22	307	2.29	0.15
Receive Fixed - 3 month LIBOR	1,290	0.40	11	1.86	0.25
Total swap portfolio at September 30, 2020	$17,571		$626

	September 30, 2020
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$7,200	0.62	$88	1.81%	0.15%
Floor Spread - 1 month LIBOR	400	1.99	8	2.50 / 1.50	0.14
Floor Spread - 1 month LIBOR forward starting (d)	2,500	3.97	77	1.65 / 0.70	—
Floor Spread - 1 month LIBOR (economic hedges)	1,000	2.54	20	1.75 / 1.00	0.15
Total floors portfolio at September 30, 2020	$11,100		$193

	December 31, 2019
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - 1 month LIBOR	$5,387	2.87	$51	1.89%	1.73%
Receive Fixed - 1 month LIBOR - forward starting (e)	3,250	4.02	(28)	1.32	—
Liability conversion swaps
Receive Fixed - 1 month LIBOR	5,250	2.97	146	2.37	1.72
Receive Fixed - 3 month LIBOR	2,290	0.84	5	1.80	1.94
Total swap portfolio at December 31, 2019	$16,177		$174

	December 31, 2019
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$9,200	1.45	$36	1.84%	1.54%
Floor Spread - 1 month LIBOR	400	2.74	8	2.50 / 1.50	1.79
Floor Spread - 1 month LIBOR - forward starting (f)	150	4.34	2	1.75 / 1.00	—
Total floors portfolio at December 31, 2019	$9,750		$46
(a)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.
(b)Forward starting swaps will become effective April 2021.
(c)Forward starting swaps will become effective from October 2020 to April 2021.
(d)Forward starting floor spreads will become effective from March 2021 to June 2021.
(e)Forward starting swaps will become effective from January 2020 to June 2021.
(f)Forward starting floors will become effective from March 2021 to June 2021.
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
At September 30, 2020, we had a total of $191 million of capitalized MSRs representing the right to service $23 billion in mortgage loans.
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
During the first three quarters of 2020, Huntington heightened its overall liquidity risk management process, including additional communication, monitoring, and reporting, given changes in the economic environment as a result of COVID-19. Overnight funding markets continue to demonstrate ample liquidity with the ability to obtain short-term funding. We continue to closely monitor wholesale funding markets and all government sponsored programs in relation to Huntington’s liquidity position.
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at September 30, 2020. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $7.1 billion as of September 30, 2020.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2020, these core deposits funded 76% of total assets (112% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $17 million and $25 million at September 30, 2020 and December 31, 2019, respectively.
2020 3Q Form 10-Q 33

The following table reflects deposit composition detail for each of the last five quarters:

Table 21 - Deposit Composition

	September 30,		June 30,		March 31,		December 31,		September 30,
(dollar amounts in millions)	2020		2020		2020		2019		2019
By Type:
Demand deposits—noninterest-bearing	$27,466	29%	$27,574	29%	$21,039	24%	$20,247	25%	$20,553	25%
Demand deposits—interest-bearing	24,242	25	22,961	25	23,115	27	20,583	25	19,976	24
Money market deposits	26,230	28	25,312	27	25,068	29	24,726	30	23,977	29
Savings and other domestic deposits	11,268	12	11,034	12	9,845	11	9,549	12	9,566	12
Core certificates of deposit (1)	1,586	2	2,478	3	3,599	4	4,356	5	5,443	7
Total core deposits:	90,792	96	89,359	96	82,666	95	79,461	97	79,515	97
Other domestic deposits of $250,000 or more	156	—	209	—	276	—	313	—	326	—
Brokered deposits and negotiable CDs	4,206	4	4,123	4	3,888	5	2,573	3	2,554	3
Total deposits	$95,154	100%	$93,691	100%	$86,830	100%	$82,347	100%	$82,395	100%
Total core deposits:
Commercial	$43,018	47%	$41,630	47%	$38,064	46%	$34,957	44%	$35,247	44%
Consumer	47,774	53	47,729	53	44,602	54	44,504	56	44,268	56
Total core deposits	$90,792	100%	$89,359	100%	$82,666	100%	$79,461	100%	$79,515	100%
(1)    Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $55.6 billion and $39.6 billion at September 30, 2020 and December 31, 2019, respectively. Unused borrowing capacity from the FHLB totaled $31.7 billion and $14.3 billion at September 30, 2020 and December 31, 2019, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At September 30, 2020, total wholesale funding was $13.8 billion, a decrease from $15.3 billion at December 31, 2019. The decrease from year-end primarily relates to a decrease in short-term borrowings and other long-term debt, partially offset by an increase in brokered deposits and negotiable CDs.
At September 30, 2020, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
During the 2020 second quarter and third quarter, Huntington issued $500 million of Series F Preferred Stock and $500 million of Series G Preferred Stock, respectively. See Note 9 “Shareholders’ Equity” for further information.
At September 30, 2020 and December 31, 2019, the parent company had $5.3 billion and $3.1 billion, respectively, in cash and cash equivalents.
On October 21, 2020, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on January 4, 2021, to shareholders of record on December 18, 2020. Based on the current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $153 million per quarter. On October 21, 2020, the Board of
34 Huntington Bancshares Incorporated

Directors declared a quarterly Series B, Series C, Series D, Series E, Series F, and Series G Preferred Stock dividend payable on January 15, 2021 to shareholders of record on January 1, 2021. Cash demands required for Series B are expected to be less than $1 million per quarter. Cash demands required for Series C, Series D, Series E, Series F, and Series G are expected to be approximately $2 million, $9 million, $7 million, $7 million, and $6 million per quarter, respectively.
During the first nine months of 2020, the Bank paid preferred and common dividends of $34 million and $1.2 billion, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps and floors, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, failed business contingency plans and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.
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
To mitigate operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and the Audit Committee, as appropriate. Significant
2020 3Q Form 10-Q 35

findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board, as appropriate.
The goal of this framework is to implement effective operational risk monitoring techniques and strategies; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
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
As disclosed in our 2019 Form 10-K, the U.S. federal banking regulatory agencies permitted BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued a final rule that provides the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The final rule allows BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Huntington has elected to adopt the final rule, which is reflected in the regulatory capital data presented below.
36 Huntington Bancshares Incorporated

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 22 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		September 30, 2020	June 30, 2020	September 30, 2019
Total risk-weighted assets	Consolidated	$88,417	$87,323	$86,719
	Bank	88,311	87,061	86,831
CET I risk-based capital	Consolidated	8,744	8,596	8,685
	Bank	9,399	9,214	9,590
Tier 1 risk-based capital	Consolidated	10,939	10,297	9,893
	Bank	10,562	10,378	10,466
Tier 2 risk-based capital	Consolidated	1,783	1,790	1,634
	Bank	1,442	1,446	1,255
Total risk-based capital	Consolidated	12,723	12,087	11,527
	Bank	12,005	11,824	11,721
CET I risk-based capital ratio	Consolidated	9.89%	9.84%	10.02%
	Bank	10.64	10.58	11.05
Tier 1 risk-based capital ratio	Consolidated	12.37	11.79	11.41
	Bank	11.96	11.92	12.05
Total risk-based capital ratio	Consolidated	14.39	13.84	13.29
	Bank	13.59	13.58	13.50
Tier 1 leverage ratio	Consolidated	9.31	8.86	9.34
	Bank	9.01	8.95	9.88
(1)    The September 30, 2020 and June 30, 2020 capital ratios reflect Huntington's election of a five-year transition to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period.
At September 30, 2020, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The balance sheet growth was driven predominately by PPP loans and elevated deposits at the Federal Reserve, both of which are 0% risk weighted, and as such did not have a material impact on the regulatory capital ratios. The capital impact of the repurchase of $284 million of common stock over the last four quarters (none in the 2020 second or third quarter) and cash dividends effectively offset earnings, adjusted for the CECL transition, on a year-over-year basis.  The regulatory Tier 1 risk-based capital and total risk-based capital ratios also reflect the issuance of $500 million of Series F preferred stock and $500 million of Series G preferred stock in the 2020 second quarter and third quarter, respectively.
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
Shareholders’ equity totaled $12.9 billion at September 30, 2020, an increase of $1.1 billion or 10% when compared with December 31, 2019 due to the issuance of $500 million of Series F Preferred Stock and $500 million of Series G Preferred Stock in the 2020 second quarter and third quarter, respectively.
On June 25, 2020, we were notified by the FRB that under the severely adverse economic stress scenario in the supervisory stress tests, our modeled capital ratios would continue to exceed the minimum requirements under the FRB's capital adequacy rules. In addition, the FRB assigned us a stress capital buffer of 2.5%, which is the minimum under the stress capital buffer framework.  Our stress capital buffer is in effect from October 1, 2020, until September 30, 2021, unless the FRB provides us with a revised stress capital buffer in connection with our resubmitted capital plan, as discussed further below. The FRB may, but is not required to, recalculate a large BHC’s stress capital buffer after receiving an updated capital plan.
2020 3Q Form 10-Q 37

The FRB also announced that certain large BHCs, including Huntington, will not be permitted to make share repurchases, subject to certain limited exceptions, during the third and fourth quarters of 2020, but will be permitted to make dividend payments in the fourth quarter subject to limits based on the amount of dividends paid in the second quarter and the bank's average net income for the four preceding quarters.  Our fourth quarter dividend that was declared by the Board of Directors on October 21, 2020 complies with these limits.  In addition, large BHCs, including Huntington, are required to update and resubmit their capital plans during fourth quarter 2020 to reflect ongoing stresses caused by the COVID-19 pandemic.  The FRB will conduct additional analysis each quarter to determine if the restrictions on fourth quarter capital distributions should be extended to future quarters.
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
The Board has authorized the repurchase of common shares during the 2020 fourth quarter to offset compensation plan‐related share issuances as permitted by the FRB. We may, at our discretion, repurchase common shares as permitted by this Board authorization. Purchases of common shares under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.
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
Net Income by Business Segment
Net income by business segment for the nine-month periods ending September 30, 2020 and September 30, 2019 is presented in the following table:

Table 23 - Net Income by Business Segment
	Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019
Consumer and Business Banking	$249	$505
Commercial Banking	(45)	421
Vehicle Finance	81	128
RBHPCG	60	87
Treasury / Other	156	(47)
Net income	$501	$1,094
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

2020 3Q Form 10-Q 39

Consumer and Business Banking

Table 24 - Key Performance Indicators for Consumer and Business Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$1,099	$1,371	$(272)	(20)%
Provision for credit losses	200	81	119	147
Noninterest income	704	596	108	18
Noninterest expense	1,288	1,247	41	3
Provision for income taxes	66	134	(68)	(51)
Net income	$249	$505	$(256)	(51)%
Number of employees (average full-time equivalent)	7,914	8,015	(101)	(1)%
Total average assets	$28,161	$25,486	$2,675	10
Total average loans/leases	24,772	22,226	2,546	11
Total average deposits	55,884	51,505	4,379	9
Net interest margin	2.59%	3.51%	(0.92)%	(26)
NCOs	$69	$97	$(28)	(29)
NCOs as a % of average loans and leases	0.37%	0.58%	(0.21)%	(36)
2020 First Nine Months versus 2019 First Nine Months
Consumer and Business Banking, including Home Lending, reported net income of $249 million in the first nine-month period of 2020, a decrease of $256 million, or 51%, compared to the year-ago period. Segment net interest income decreased $272 million, or 20%, due to decreased spread on deposits. The provision for credit losses increased $119 million, or 147% due to the deteriorating economic environment as a result of the COVID-19 pandemic. Noninterest income increased $108 million, or 18%, primarily due to increased mortgage banking income, partially offset by lower service charge income reflecting reduced customer activity and pandemic-related fee waivers. Noninterest expense increased $41 million, or 3%, due to increased personnel and allocated expenses, slightly offset by lower occupancy and equipment expense as a result of branch consolidations and divestitures, along with decreased travel and operational losses.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $75 million in the first nine-month period of 2020, compared with net income of $9 million in the year-ago period. Noninterest income increased $154 million, driven primarily by higher secondary marketing spreads and an increase in salable mortgage originations. Noninterest expense increased $52 million due higher personnel expense as a result of higher origination volumes.

40 Huntington Bancshares Incorporated

Commercial Banking

Table 25 - Key Performance Indicators for Commercial Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$693	$798	$(105)	(13)%
Provision for credit losses	611	103	508	493
Noninterest income	261	266	(5)	(2)
Noninterest expense	400	427	(27)	(6)
Provision for income taxes	(12)	113	(125)	(111)
Net (loss) income	$(45)	$421	$(466)	(111)%
Number of employees (average full-time equivalent)	1,280	1,323	(43)	(3)%
Total average assets	$35,454	$33,678	$1,776	5
Total average loans/leases	27,405	27,204	201	1
Total average deposits	23,076	21,105	1,971	9
Net interest margin	3.09%	3.58%	(0.49)%	(14)
NCOs	$232	$65	$167	257
NCOs as a % of average loans and leases	1.13%	0.32%	0.81%	253
2020 First Nine Months versus 2019 First Nine Months
Commercial Banking reported a net loss of $45 million in the first nine-month period of 2020, compared to net income of $421 million in the year-ago period driven by increased provision for credit losses. The provision for credit losses increased $508 million, or 493%, due to the deteriorating economic environment as a result of the COVID-19 pandemic, as well as an increase in reserves largely driven by the oil and gas portfolio and a $38 million coal-related commercial credit. Segment net interest income decreased $105 million, or 13%, primarily due to a 49 basis point decrease in net interest margin driven by a sharp decline in the benefit of deposits. Noninterest income decreased $5 million, or 2%, largely driven by lower fixed income brokerage revenue partially offset by an increase in treasury management related revenue. Noninterest expense decreased $27 million, or 6%, primarily due to personnel expense reflecting a reduction in incentives and a 3% reduction in full-time equivalent employees; lower allocated overhead; and lower travel and business development expense as a result of COVID-19 related shelter-in-place ordinances. The decrease was partially offset by an increase in outside data processing and other services.

Vehicle Finance

Table 26 - Key Performance Indicators for Vehicle Finance
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$316	$291	$25	9%
Provision for credit losses	118	27	91	337
Noninterest income	7	9	(2)	(22)
Noninterest expense	103	112	(9)	(8)
Provision for income taxes	21	33	(12)	(36)
Net income	$81	$128	$(47)	(37)%
Number of employees (average full-time equivalent)	268	266	2	1%
Total average assets	$19,766	$19,264	$502	3
Total average loans/leases	19,926	19,336	590	3
Total average deposits	618	329	289	88
Net interest margin	2.11%	2.01%	0.10%	5
NCOs	$37	$30	$7	23
NCOs as a % of average loans and leases	0.24%	0.21%	0.03%	14
2020 3Q Form 10-Q 41

2020 First Nine Months versus 2019 First Nine Months
Vehicle Finance reported net income of $81 million in the first nine-month period of 2020, a decrease of $47 million, or 37%, compared to the year-ago period. This decrease is primarily driven by a $91 million increase in the provision for loan losses due to the deteriorating economic environment as a result of the COVID-19 pandemic. Segment net interest income increased $25 million, or 9%, due to a 10 basis point increase in the net interest margin and a 3% increase in average loan balances as a result of maintaining our pricing discipline while optimizing loan production volumes. This increase is partially offset by lower fees related to fee waivers and payment relief programs as a result of the COVID-19 pandemic. The increase in average loan balances of $0.6 billion reflects strong indirect auto and RV and marine originations over the past 12 months which have more than offset lower commercial balances resulting from lower floor plan line utilization. Noninterest income decreased $2 million primarily as a result of lower servicing revenue as the underlying serviced loans continue to run off, while noninterest expense decreased $9 million, or 8%, primarily reflecting lower allocated costs.

Regional Banking and The Huntington Private Client Group

Table 27 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Net interest income	$122	$153	$(31)	(20)%
Provision for credit losses	16	(3)	19	633
Noninterest income	151	147	4	3
Noninterest expense	181	193	(12)	(6)
Provision for income taxes	16	23	(7)	(30)
Net income	$60	$87	$(27)	(31)%
Number of employees (average full-time equivalent)	1,024	1,059	(35)	(3)%
Total average assets	$6,793	$6,377	$416	7
Total average loans/leases	6,515	6,071	444	7
Total average deposits	6,424	5,939	485	8
Net interest margin	2.44%	3.31%	(0.87)%	(26)
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	—%	—%	—
Total assets under management (in billions)—eop	$18.1	$16.8	$1.3	8
Total trust assets (in billions)—eop	121.7	117.6	4.1	3
eop - End of Period.
2020 First Nine Months versus 2019 First Nine Months
RBHPCG reported net income of $60 million in the first nine-month period of 2020, a decrease of $27 million, or 31%, compared to the year-ago period. Segment net interest income decreased $31 million, or 20%, due to an 87 basis point decrease in net interest margin, reflecting both lower deposit and loan spreads. Average loans increased $0.4 billion, or 7%, primarily due to residential real estate mortgage loans, while average deposits increased $0.5 billion, or 8%. Noninterest income increased $4 million, or 3%, primarily due to the sale of Retirement Plan Services recordkeeping and administrative services, higher residential title and life insurance fees, and an 8% increase in assets under management. Noninterest expense decreased $12 million, or 6%, primarily due to lower travel and business development expense as well as lower sponsorships due to delays or cancellation of events.
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
Non-Regulatory Capital Ratios
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:
•Tangible common equity to tangible assets,
•Tangible equity to tangible assets, and
•Tangible common equity to risk-weighted assets using Basel III definitions.
2020 3Q Form 10-Q 43

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
Allowance for Credit Losses
Our ACL at September 30, 2020 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded loan commitments and letters of credit. Management estimates the allowance for credit losses by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
One of the most significant judgments influencing the allowance for credit losses estimate is the macro-economic forecasts. Key external economic parameters that directly impact our loss modeling framework include forecasted footprint unemployment rates and Gross Domestic Product. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.
Given the dynamic relationship between macro-economic variables within our modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate this quarter.
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections and COVID-19 deaths being significantly above the baseline projections, leading to a much slower re-opening of
44 Huntington Bancshares Incorporated

the economy. Under this scenario, as an example, the unemployment rate remains elevated for a prolonged period and is estimated to remain at 11.8% and 9.6% at the end of 2021 and 2022, respectively. These numbers represent a 3% higher unemployment estimate than baseline scenario projections of 8.8% and 6.6%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative allowance impact of approximately $1.4 billion.
The resulting difference is not intended to represent an expected increase in allowance levels for a number of reasons including the following:
•Management uses a weighted approach applied to multiple economic scenarios for its allowance estimation process.
•The highly uncertain economic environment;
•The difficulty in predicting the inter-relationships between the economic parameters used in the various economic scenarios;
•The sensitivity estimate does not account for any qualitative adjustments incorporated by management as part of its overall allowance framework.
It is important to note that the baseline and adverse scenarios already incorporate material deterioration from those used in calculating the day one CECL adjustment on January 1st.
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
2020 3Q Form 10-Q 45

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
Goodwill
The emergence of COVID-19 as a global pandemic during 2020 has resulted in significant deterioration of the economic environment which has impacted expected earnings. The heightened uncertainty in the economic environment has continued into the 2020 third quarter. As a result, management performed a qualitative assessment of the goodwill balance at September 30, 2020. The result of this assessment indicated it was probable that the fair value of each of our reporting units continues to exceed the respective carrying values and therefore management determined that a full goodwill test was not warranted. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods. Any impairment charge would not affect Huntington’s regulatory capital ratios, tangible common equity ratio or liquidity position.
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
46 Huntington Bancshares Incorporated

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(dollar amounts in millions)	2020	2019
Assets
Cash and due from banks	$1,029	$1,045
Interest-bearing deposits at Federal Reserve Bank	5,246	125
Interest-bearing deposits in banks	109	102
Trading account securities	54	99
Available-for-sale securities	14,807	14,149
Held-to-maturity securities	8,557	9,070
Other securities	421	441
Loans held for sale (includes $1,118 and $781 respectively, measured at fair value)(1)	1,303	877
Loans and leases (includes $92 and $81 respectively, measured at fair value)(1)	81,156	75,404
Allowance for loan and lease losses	(1,796)	(783)
Net loans and leases	79,360	74,621
Bank owned life insurance	2,567	2,542
Premises and equipment	752	763
Goodwill	1,990	1,990
Servicing rights and other intangible assets	419	475
Other assets	3,502	2,703
Total assets	$120,116	$109,002
Liabilities and shareholders’ equity
Liabilities
Deposits	$95,154	$82,347
Short-term borrowings	222	2,606
Long-term debt	9,174	9,849
Other liabilities	2,649	2,405
Total liabilities	107,199	97,207
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock	2,191	1,203
Common stock	10	10
Capital surplus	8,766	8,806
Less treasury shares, at cost	(59)	(56)
Accumulated other comprehensive gain (loss)	257	(256)
Retained earnings	1,752	2,088
Total shareholders’ equity	12,917	11,795
Total liabilities and shareholders’ equity	$120,116	$109,002
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,017,310,599	1,020,003,482
Treasury shares outstanding	5,066,072	4,537,605
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	750,500	740,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 12 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements
2020 3Q Form 10-Q 47

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2020	2019	2020	2019
Interest and fee income:
Loans and leases	$764	$889	$2,327	$2,692
Available-for-sale securities
Taxable	50	74	191	222
Tax-exempt	15	20	47	64
Held-to-maturity securities—taxable	51	54	169	164
Other securities—taxable	1	3	4	13
Other	11	12	31	35
Total interest income	892	1,052	2,769	3,190
Interest expense:
Deposits	31	154	182	449
Short-term borrowings	—	13	13	46
Long-term debt	44	86	175	262
Total interest expense	75	253	370	757
Net interest income	817	799	2,399	2,433
Provision for credit losses	177	82	945	208
Net interest income after provision for credit losses	640	717	1,454	2,225
Service charges on deposit accounts	76	98	223	277
Card and payment processing income	66	64	183	183
Trust and investment management services	48	44	140	131
Mortgage banking income	122	54	277	109
Capital markets fees	27	36	91	92
Insurance income	24	20	72	64
Bank owned life insurance income	17	18	49	49
Gain on sale of loans and leases	13	13	30	39
Net (losses) gains on sales of securities	—	—	(1)	(2)
Other noninterest income	37	42	118	140
Total noninterest income	430	389	1,182	1,082
Personnel costs	453	406	1,267	1,228
Outside data processing and other services	98	87	273	257
Equipment	44	41	132	121
Net occupancy	40	38	119	118
Professional services	12	16	34	40
Amortization of intangibles	10	12	31	37
Marketing	9	10	23	28
Deposit and other insurance expense	6	8	24	24
Other noninterest expense	40	49	136	167
Total noninterest expense	712	667	2,039	2,020
Income before income taxes	358	439	597	1,287
Provision for income taxes	55	67	96	193
Net income	303	372	501	1,094
Dividends on preferred shares	28	18	65	55
Net income applicable to common shares	$275	$354	$436	$1,039
Average common shares—basic	1,017,253	1,034,940	1,017,052	1,042,246
Average common shares—diluted	1,031,460	1,051,273	1,031,573	1,059,064
Per common share:
Net income—basic	$0.27	$0.34	$0.43	$1.00
Net income—diluted	0.27	0.34	0.42	0.98

See Notes to Unaudited Condensed Consolidated Financial Statements
48 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Net income	$303	$372	$501	$1,094
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	5	69	240	349
Change in fair value related to cash flow hedges	(40)	28	279	82
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	2	1	(6)	3
Other comprehensive income, net of tax	(33)	98	513	434
Comprehensive income	$270	$470	$1,014	$1,528
See Notes to Unaudited Condensed Consolidated Financial Statements

2020 3Q Form 10-Q 49

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended September 30, 2020
Balance, beginning of period	$1,697	1,022,309	$10	$8,743	(4,999)	$(59)	$290	$1,633	$12,314
Net income								303	303
Other comprehensive income (loss), net of tax							(33)		(33)
Net proceeds from issuance of Preferred Stock	494								494
Cash dividends declared:
Common ($0.15 per share)								(156)	(156)
Preferred Series B ($7.44 per share)								—	—
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(10)	(10)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Preferred Series F ($2,062.50 per share)								(10)	(10)
Recognition of the fair value of share-based compensation				21					21
Other share-based compensation activity		68	—	2				—	2
Other					(67)	—	—	—	—
Balance, end of period	$2,191	1,022,377	$10	$8,766	(5,066)	$(59)	$257	$1,752	$12,917

Three Months Ended September 30, 2019
Balance, beginning of period	$1,203	1,042,140	$10	$9,030	(4,299)	$(52)	$(273)	$1,750	$11,668
Net income								372	372
Other comprehensive income (loss), net of tax							98		98
Repurchase of common stock		(5,213)	—	(68)					(68)
Cash dividends declared:
Common ($0.15 per share)								(158)	(158)
Preferred Series B ($12.51 per share)								—	—
Preferred Series C ($14.69 per share)								(1)	(1)
Preferred Series D ($15.63 per share)								(10)	(10)
Preferred Series E ($1,425.00 per share)								(7)	(7)
Recognition of the fair value of share-based compensation				16					16
Other share-based compensation activity		376	—	2				—	2
Other					(249)	(3)			(3)
Balance, end of period	$1,203	1,037,303	$10	$8,980	(4,548)	$(55)	$(175)	$1,946	$11,909

See Notes to Unaudited Condensed Consolidated Financial Statements
50 Huntington Bancshares Incorporated

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Nine Months Ended September 30, 2020
Balance, beginning of period	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795
Cumulative-effect of change in accounting principle for financial instruments - credit losses (ASU 2016-13), net of tax							—	(306)	(306)
Net income								501	501
Other comprehensive income (loss), net of tax							513		513
Net proceeds from issuance of Preferred Stock	988								988
Repurchases of common stock		(7,088)	—	(88)					(88)
Cash dividends declared:
Common ($0.45 per share)								(466)	(466)
Preferred Series B ($28.56 per share)								(1)	(1)
Preferred Series C ($44.07 per share)								(4)	(4)
Preferred Series D ($46.88 per share)								(29)	(29)
Preferred Series E ($4,275.00 per share)								(21)	(21)
Preferred Series F ($2,062.50 per share)								(10)	(10)
Recognition of the fair value of share-based compensation				60					60
Other share-based compensation activity		4,924	—	(12)				—	(12)
Other				—	(529)	(3)		—	(3)
Balance, end of period	$2,191	1,022,377	$10	$8,766	(5,066)	$(59)	$257	$1,752	$12,917

Nine Months Ended September 30, 2019
Balance, beginning of period	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								1,094	1,094
Other comprehensive income (loss), net of tax							434		434
Repurchases of common stock		(18,390)	(1)	(244)					(245)
Cash dividends declared:
Common ($0.43 per share)								(455)	(455)
Preferred Series B ($39.47 per share)								(1)	(1)
Preferred Series C ($44.07 per share)								(4)	(4)
Preferred Series D ($46.88 per share)								(29)	(29)
Preferred Series E ($4,275.00 per share)								(21)	(21)
Recognition of the fair value of share-based compensation				64					64
Other share-based compensation activity		5,109	—	(21)				—	(21)
Other				—	(731)	(10)		1	(9)
Balance, end of period	$1,203	1,037,303	$10	$8,980	(4,548)	$(55)	$(175)	$1,946	$11,909
2020 3Q Form 10-Q 51

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019
Operating activities
Net income	$501	$1,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	945	208
Depreciation and amortization	258	308
Share-based compensation expense	60	64
Deferred income tax (benefit) expense	(123)	(6)
Net change in:
Trading account securities	45	(51)
Loans held for sale	(395)	(356)
Other assets	(919)	(662)
Other liabilities	890	297
Other, net	(3)	2
Net cash provided by (used in) operating activities	1,259	898
Investing activities
Change in interest bearing deposits in banks	(80)	(121)
Proceeds from:
Maturities and calls of available-for-sale securities	3,657	1,338
Maturities and calls of held-to-maturity securities	2,028	656
Maturities and calls of other securities	86	153
Sales of available-for-sale securities	392	1,746
Purchases of available-for-sale securities	(5,988)	(3,174)
Purchases of held-to-maturity securities	—	(516)
Purchases of other securities	(66)	(5)
Net proceeds from sales of portfolio loans	696	670
Principal payments received under direct finance and sales-type leases	518	544
Net loan and lease activity, excluding sales and purchases	(6,099)	(1,162)
Purchases of premises and equipment	(82)	(82)
Purchases of loans and leases	(1,248)	(311)
Net cash paid for branch disposition	—	(548)
Other, net	34	49
Net cash provided by (used in) investing activities	(6,152)	(763)
Financing activities
Increase (decrease) in deposits	12,807	(1,654)
(Decrease) increase in short-term borrowings	(2,306)	196
Net proceeds from issuance of long-term debt	1,348	1,737
Maturity/redemption of long-term debt	(2,218)	(684)
Dividends paid on preferred stock	(55)	(55)
Dividends paid on common stock	(460)	(442)
Repurchases of common stock	(88)	(245)
Net proceeds from issuance of preferred stock	988	—
Payments related to tax-withholding for share based compensation awards	(19)	(26)
Other, net	1	2
Net cash provided by (used for) financing activities	9,998	(1,171)
Increase (decrease) in cash and cash equivalents	5,105	(1,036)
Cash and cash equivalents at beginning of period	1,170	2,672
Cash and cash equivalents at end of period	$6,275	$1,636
52 Huntington Bancshares Incorporated

	Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019
Supplemental disclosures:
Interest paid	$307	$758
Income taxes paid	48	54
Non-cash activities
Loans transferred to held-for-sale from portfolio	839	744
Loans transferred to portfolio from held-for-sale	37	14
Transfer of loans to OREO	6	16
Transfer of securities from available-for-sale to held-to-maturity	1,520	—
See Notes to Unaudited Condensed Consolidated Financial Statements
2020 3Q Form 10-Q 53

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
54 Huntington Bancshares Incorporated

2. ACCOUNTING STANDARDS UPDATE

Accounting standards adopted in current period

Standard	Summary of guidance	Effects on financial statements
ASU 2016-13 - Financial Instruments - Credit Losses. Issued June 2016
•Eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost, replacing the current incurred loss framework with an expected credit loss model.
•Requires those financial assets subject to the new guidance to be presented at the net amount expected to be collected (i.e., net of expected credit losses).
•Measurement of expected credit losses should be based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
•The guidance will require additional quantitative and qualitative disclosures related to the credit risk inherent in Huntington’s portfolio and how management monitors the portfolio’s credit quality.

•Management adopted the guidance on January 1, 2020 through a cumulative-effect adjustment to retained earnings and implemented changes to relevant systems, processes, and controls where necessary.
•The adoption of ASU 2016-13 on January 1, 2020 resulted in an increase to our total ACL of $393 million. This represented an increase of 44% from the 2019 year end ACL level of $887 million. For more detail on the day 1 adoption impacts, please refer to Note 5 - Allowance for Credit Losses.
•The ASU eliminated the current accounting model for purchased-credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated (PCD) assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). Huntington did not have any loans accounted for as PCD upon adoption.
•At adoption, Huntington did not record an allowance with respect to HTM securities as the portfolio consists almost entirely of agency-backed securities that inherently have minimal nonpayment risk.

ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments Issued: April 2019
•Clarifies various implementation issues related to Recognition and Measurement of Financial Instruments (ASC Topic 825), Current Expected Credit Losses (ASC Topic 326) and Derivatives and Hedging (ASC Topic 815).
•Provides additional implementation guidance on CECL issues that include, among others, (a) measurement of credit allowance on accrued interest; (b) treatment of credit allowance upon transfers between classifications or categories for loans and debt securities; (c) inclusion of recoveries in determining credit allowance amounts; (d) using projections of rate change for variable rate instruments; (e) vintage disclosures for lines-of-credit; (f) contractual extensions and renewals; (g) consideration of prepayments in calculating effective interest rate; and (h) consideration of costs to sell if the entity intends to sell the collateral when foreclosure is probable.
•Clarifies for Topic 815, among others, that (a) only interest rate risk may be hedged in a partial-term fair value hedge; (b) amortization of fair value basis adjustment may begin before the fair value hedge is discontinued; (c) hedged AFS securities should be disclosed at amortized cost for disclosures related to hedged assets; and (d) contractually specified interest rate should be considered when applying hypothetical derivative method while assessing hedge effectiveness.
•Clarifies among others, that (a) using observable price under measurement alternative provided by ASC Topic 321 is a non-recurring fair value measurement and entities should adhere to non-recurring fair value disclosure requirements of Topic 820; and (b) equity securities without readily determinable fair value accounted for under measurement alternative should be remeasured using historical exchange rates.
•Management adopted the amendments on January 1, 2020. •The ASU did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.
2020 3Q Form 10-Q 55

Standard	Summary of guidance	Effects on financial statements
ASU 2019-08 - Compensation - Codification Improvements - Share-based Consideration Payable to a Customer Issued: November 2019
•The ASU requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718.
•The amount of share-based payment awards should be recorded as a reduction of the transaction price and is required to be measured on the basis of grant-date fair value of the share-based payment awards in accordance with Topic 718.
•The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer.
•Management adopted the amendments on January 1, 2020. •The ASU did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.
ASU 2019-11 - Financial Instruments - Credit Losses (Topic 326): Codification Improvements to Topic 326 Issued: November 2019
•The ASU clarifies or addresses stakeholders’ specific issues related to ASU 2016-13 as described below:
•Clarifies that the allowance for purchased financial assets with credit deterioration should include expected recoveries. If a method other than a discounted cash flow method is used to calculate allowance, expected recoveries should not result in an acceleration of the noncredit discount.
•Provides transition relief by permitting entities an accounting policy election to adjust the effective interest rate on existing TDRs using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring.
•Extends the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis.
•Clarifies that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient related to collateral maintenance provision.
•Management adopted the amendments on January 1, 2020. •The ASU did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

56 Huntington Bancshares Incorporated

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued: December 2019
•The ASU simplifies the accounting for income taxes by removing exceptions to the:
a.Incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items;
b.Requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;
c.Ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and
d.General methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.
•The ASU also simplifies various other aspects of the accounting for income taxes.

•The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.
•Early adoption of the ASU is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period.
•The ASU is not expected to have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued: March 2020
•The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, including the following:
a.Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate.
b.Modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate.
c.Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Topic 815.
d.The ASU also provides optional expedients for various hedging relationships and do not require de-designation of hedging relationships if certain criteria are met.
e.An entity may make a one time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

•The ASU is effective for all entities from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022.
•The ASU is not expected to have a material impact Huntington’s Unaudited Condensed Consolidated Financial Statements.

2020 3Q Form 10-Q 57

3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at September 30, 2020 and December 31, 2019:

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2020
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	4,343	157	(2)	4,498
Residential MBS	5,669	98	(6)	5,761
Commercial MBS	787	22	(2)	807
Other agencies	112	2	—	114
Total U.S. Treasury, federal agency and other agency securities	10,916	279	(10)	11,185
Municipal securities	3,071	89	(16)	3,144
Private-label CMO	5	—	—	5
Asset-backed securities	197	6	—	203
Corporate debt	267	—	(1)	266
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,460	$374	$(27)	$14,807

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,959	$98	$—	$2,057
Residential MBS	2,926	102	—	3,028
Commercial MBS	3,413	199	—	3,612
Other agencies	256	14	—	270
Total federal agency and other agency securities	8,554	413	—	8,967
Municipal securities	3	—	—	3
Total held-to-maturity securities	$8,557	$413	$—	$8,970

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$64	$—	$—	$64
Federal Reserve Bank stock	299	—	—	299
Other securities, at fair value
Mutual funds	49	—	—	49
Equity securities	9	—	—	9
Total other securities	$421	$—	$—	$421
58 Huntington Bancshares Incorporated

		Unrealized
(dollar amounts in millions)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2019
Available-for-sale securities:
U.S. Treasury	$10	$—	$—	$10
Federal agencies:
Residential CMO	5,055	48	(18)	5,085
Residential MBS	4,180	45	(3)	4,222
Commercial MBS	979	1	(4)	976
Other agencies	165	1	(1)	165
Total U.S. Treasury, federal agency and other agency securities	10,389	95	(26)	10,458
Municipal securities	3,044	34	(23)	3,055
Private-label CMO	2	—	—	2
Asset-backed securities	575	6	(2)	579
Corporate debt	49	2	—	51
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$14,063	$137	$(51)	$14,149

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,351	$33	$(3)	$2,381
Residential MBS	2,463	50	—	2,513
Commercial MBS	3,959	34	—	3,993
Other agencies	293	2	—	295
Total federal agency and other agency securities	9,066	119	(3)	9,182
Municipal securities	4	—	—	4
Total held-to-maturity securities	$9,070	$119	$(3)	$9,186

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$90	$—	$—	$90
Federal Reserve Bank stock	297	—	—	297
Other securities, at fair value
Mutual funds	53	—	—	53
Equity securities	1	—	—	1
Total other securities	$441	$—	$—	$441
2020 3Q Form 10-Q 59

The following table provides the amortized cost and fair value of securities by contractual maturity at September 30, 2020 and December 31, 2019. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2020		December 31, 2019
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$349	$345	$231	$229
After 1 year through 5 years	1,198	1,203	1,196	1,189
After 5 years through 10 years	1,522	1,562	1,594	1,606
After 10 years	11,391	11,697	11,042	11,125
Total available-for-sale securities	$14,460	$14,807	$14,063	$14,149

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	137	145	17	17
After 5 years through 10 years	173	181	300	305
After 10 years	8,247	8,644	8,753	8,864
Total held-to-maturity securities	$8,557	$8,970	$9,070	$9,186
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at September 30, 2020 and December 31, 2019:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$209	$(2)	$—	$—	$209	$(2)
Residential MBS	1,849	(6)	—	—	1,849	(6)
Commercial MBS	27	(2)	—	—	27	(2)
Other agencies	—	—	—	—	—	—
Total federal agency and other agency securities	2,085	(10)	—	—	2,085	(10)
Municipal securities	166	(3)	684	(13)	850	(16)
Asset-backed securities	16	—	—	—	16	—
Corporate debt	230	(1)	—	—	230	(1)
Total temporarily impaired securities	$2,497	$(14)	$684	$(13)	$3,181	$(27)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$—	$—	$—	$—	$—	$—
Residential MBS	—	—	—	—	—	—
Commercial MBS	—	—	—	—	—	—
Other agencies	—	—	—	—	—	—
Total federal agency and other agency securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—
60 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,206	$(10)	$519	$(8)	$1,725	$(18)
Residential MBS	1,169	(3)	9	—	1,178	(3)
Commercial MBS	472	(2)	272	(2)	744	(4)
Other agencies	86	(1)	—	—	86	(1)
Total federal agency and other agency securities	2,933	(16)	800	(10)	3,733	(26)
Municipal securities	273	(4)	1,204	(19)	1,477	(23)
Asset-backed securities	116	(1)	37	(1)	153	(2)
Corporate debt	1	—	—	—	1	—
Total temporarily impaired securities	$3,323	$(21)	$2,041	$(30)	$5,364	$(51)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$218	$(1)	$112	$(2)	$330	$(3)
Residential MBS	317	—	—	—	317	—
Commercial MBS	81	—	—	—	81	—
Other agencies	58	—	—	—	58	—
Total federal agency and other agency securities	674	(1)	112	(2)	786	(3)
Municipal securities	4	—	—	—	4	—
Total temporarily impaired securities	$678	$(1)	$112	$(2)	$790	$(3)
During the 2020 first quarter, Huntington transferred $1.5 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $22 million of unrealized gains attributed to these securities. This gain will be amortized into interest income over the remaining life of the securities.
At September 30, 2020 and December 31, 2019, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $16.8 billion and $3.8 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2020 or December 31, 2019. At September 30, 2020, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at September 30, 2020.
Securities Impairment
Based on an evaluation of available information about past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance is recorded with respect to securities as of September 30, 2020.

2020 3Q Form 10-Q 61

4. LOANS / LEASES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $454 million and $525 million at September 30, 2020 and December 31, 2019, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2020 and December 31, 2019.

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Loans and leases:
Commercial and industrial	$34,895	$30,664
Commercial real estate	7,209	6,674
Automobile	12,925	12,797
Home equity	8,904	9,093
Residential mortgage	12,031	11,376
RV and marine	4,146	3,563
Other consumer	1,046	1,237
Loans and leases	$81,156	$75,404
Allowance for loan and lease losses	(1,796)	(783)
Net loans and leases	$79,360	$74,621
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
The following table presents net investments in lease financing receivables by category at September 30, 2020 and December 31, 2019.

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Commercial and industrial:
Lease payments receivable	$1,751	$1,841
Estimated residual value of leased assets	687	728
Gross investment in commercial and industrial lease financing receivables	2,438	2,569
Deferred origination costs	21	19
Deferred fees	(203)	(249)
Total net investment in commercial and industrial lease financing receivables	$2,256	$2,339
The carrying value of residual values guaranteed was $97 million and $95 million as of September 30, 2020 and December 31, 2019, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at September 30, 2020, totaled $1.8 billion and were due as follows: $0.6 billion in 2021, $0.5 billion in 2022, $0.3 billion in 2023, $0.2 billion in 2024, $0.1 billion in 2025, and $0.1 billion thereafter. Interest income recognized for these types of leases was $26 million and $28 million for the three-month periods ended September 30, 2020 and 2019, respectively. For the nine-month periods ended September 30, 2020 and 2019, interest income recognized was $81 million and $81 million, respectively.
62 Huntington Bancshares Incorporated

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
The following table presents NALs by loan class at September 30, 2020 and December 31, 2019 (1):

	September 30, 2020		December 31, 2019
(dollar amounts in millions)	Nonaccrual loans with no ACL	Total nonaccrual loans	Nonaccrual loans with no ACL	Total nonaccrual loans
Commercial and industrial	$65	$388	$109	$323
Commercial real estate	9	16	2	10
Automobile	—	5	—	4
Home equity	—	71	—	59
Residential mortgage	—	88	—	71
RV and marine	—	1	—	1
Other consumer	—	—	—	—
Total nonaccrual loans	$74	$569	$111	$468
(1)    Generally excludes loans that were under payment deferral or granted other assistance, including amendments or waivers of financial covenants in response to the COVID-19 pandemic.
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Past Due (1)(2)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$54	$21	$113	$188	$34,707	$—	$34,895	$10	(3)
Commercial real estate	6	3	12	21	7,188	—	7,209	—
Automobile	61	20	12	93	12,832	—	12,925	8
Home equity	23	11	58	92	8,811	1	8,904	11
Residential mortgage	104	32	202	338	11,602	91	12,031	142	(4)
RV and marine	11	3	3	17	4,129	—	4,146	2
Other consumer	8	3	2	13	1,033	—	1,046	2
Total loans and leases	$267	$93	$402	$762	$80,302	$92	$81,156	$175

	December 31, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$65	$31	$69	$165	$30,499	$—	$30,664	$11	(3)
Commercial real estate	3	1	7	11	6,663	—	6,674	—
Automobile	95	19	11	125	12,672	—	12,797	8
Home equity	50	19	51	120	8,972	1	9,093	14
Residential mortgage	103	49	170	322	10,974	80	11,376	129	(4)
RV and marine	13	4	2	19	3,544	—	3,563	2
Other consumer	13	6	7	26	1,211	—	1,237	7
Total loans and leases	$342	$129	$317	$788	$74,535	$81	$75,404	$171
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)At September 30, 2020, the principal balance of loans in payment deferral programs offered in response to the COVID-19 pandemic which are performing according to their modified terms are generally not considered delinquent.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
2020 3Q Form 10-Q 63

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
To facilitate the monitoring of credit quality for commercial loans, and for purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following internally defined categories of credit grades:
•Pass - Higher quality loans that do not fit any of the other categories described below.
•OLEM - The credit risk may be relatively minor yet represents a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the loan may weaken or the collateral may be inadequate to protect Huntington’s position in the future. For these reasons, Huntington considers the loans to be potential problem loans.
•Substandard - Inadequately protected loans resulting from the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely Huntington will sustain some loss if any identified weaknesses are not mitigated.
•Doubtful - Loans that have all of the weaknesses inherent in those loans classified as Substandard, with the added elements of the full collection of the loan is improbable and that the possibility of loss is high.
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
64 Huntington Bancshares Incorporated

The following table presents each loan and lease class by vintage and credit quality indicator at September 30, 2020:

	As of September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2020	2019	2018	2017	2016	Prior			Total (3)
Commercial and industrial
Credit Quality Indicator (1):
Pass	$12,017	$5,057	$3,019	$1,621	$1,106	$1,084	$8,408	$2	$32,314
OLEM	362	134	120	35	42	22	212	—	927
Substandard	296	171	167	215	90	182	525	—	1,646
Doubtful	2	—	5	—	—	1	—	—	8
Total Commercial and industrial	$12,677	$5,362	$3,311	$1,871	$1,238	$1,289	$9,145	$2	$34,895

Commercial real estate
Credit Quality Indicator (1):
Pass	$1,366	$1,629	$1,203	$566	$601	$635	$675	$—	$6,675
OLEM	61	74	73	56	20	23	1	—	308
Substandard	21	48	13	40	44	20	38	—	224
Doubtful	—	—	—	—	—	2	—	—	2
Total Commercial real estate	$1,448	$1,751	$1,289	$662	$665	$680	$714	$—	$7,209

Automobile
Credit Quality Indicator (2):
750+	$2,145	$2,185	$1,293	$880	$406	$126	$—	$—	$7,035
650-749	1,528	1,546	878	465	224	78	—	—	4,719
<650	224	334	274	183	104	52	—	—	1,171
Total Automobile	$3,897	$4,065	$2,445	$1,528	$734	$256	$—	$—	$12,925

Home equity
Credit Quality Indicator (2):
750+	$502	$29	$31	$36	$97	$498	$4,493	$192	$5,878
650-749	96	12	8	12	31	181	2,006	186	2,532
<650	—	1	1	1	7	76	304	103	493
Total Home equity	$598	$42	$40	$49	$135	$755	$6,803	$481	$8,903

Residential mortgage
Credit Quality Indicator (2):
750+	$2,416	$1,545	$1,060	$1,229	$862	$1,429	$—	$—	$8,541
650-749	758	516	363	313	194	526	—	—	2,670
<650	25	74	101	102	73	354	—	—	729
Total Residential mortgage	$3,199	$2,135	$1,524	$1,644	$1,129	$2,309	$—	$—	$11,940

RV and marine
Credit Quality Indicator (2):
750+	$988	$557	$629	$360	$163	$270	$—	$—	$2,967
650-749	264	231	217	147	69	141	—	—	1,069
<650	4	15	23	23	12	33	—	—	110
Total RV and marine	$1,256	$803	$869	$530	$244	$444	$—	$—	$4,146

Other consumer
Credit Quality Indicator (2):
750+	$71	$64	$28	$8	$4	$10	$324	$2	$511
650-749	29	64	21	7	2	5	300	31	459
<650	1	9	3	1	1	2	28	31	76
Total Other consumer	$101	$137	$52	$16	$7	$17	$652	$64	$1,046
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
(3)The total amount of accrued interest recorded for these loans at September 30, 2020, presented in other assets within the Condensed Consolidated Balance Sheets, was $132 million and $125 million of commercial and consumer, respectively.
2020 3Q Form 10-Q 65

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
(1)Excludes loans accounted for under the fair value option.
(2)Reflects updated customer credit scores.
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
For COVID-19 related loan modifications which occurred from March 1, 2020 through September 30, 2020, and met the loan modification criteria under the CARES Act, Huntington elected to suspend TDR accounting for such loan modifications. For loan modifications not eligible for the CARES Act, Huntington applied the interagency regulatory guidance that was clarified on April 7, 2020. Accordingly, insignificant concessions (related to the current COVID-19 crisis) granted through payment deferrals, fee waivers, or other short-term modifications (generally 6 months or less) and provided to borrowers less than 30 days past due at March 17, 2020 were not deemed to be TDRs. Therefore, modified loans that met the required guidelines for relief are excluded from the TDR disclosures below.
66 Huntington Bancshares Incorporated

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2020 and 2019.

	New Troubled Debt Restructurings (1)
	Three Months Ended September 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	39	$—	$28	$—	$—	$28
Commercial real estate	2	—	—	—	—	—
Automobile	726	—	5	2	—	7
Home equity	90	—	2	3	1	6
Residential mortgage	242	—	40	2	—	42
RV and marine	30	—	1	—	—	1
Other consumer	122	1	—	—	—	1
Total new TDRs	1,251	$1	$76	$7	$1	$85

	Three Months Ended September 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	119	$—	$39	$—	$—	$39
Commercial real estate	7	—	1	—	—	1
Automobile	833	—	5	2	—	7
Home equity	76	—	2	3	—	5
Residential mortgage	69	—	9	—	—	9
RV and marine	46	—	1	—	—	1
Other consumer	385	2	—	—	—	2
Total new TDRs	1,535	$2	$57	$5	$—	$64
2020 3Q Form 10-Q 67

	New Troubled Debt Restructurings (1)
	Nine Months Ended September 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	277	$—	$116	$—	$58	$174
Commercial real estate	11	—	3	—	—	3
Automobile	2,582	—	26	5	—	31
Home equity	216	—	5	6	2	13
Residential mortgage	448	—	62	5	—	67
RV and marine finance	126	—	4	—	—	4
Other consumer	513	3	—	—	—	3
Total new TDRs	4,173	$3	$216	$16	$60	$295

	Nine Months Ended September 30, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	335	$—	$114	$—	$—	$114
Commercial real estate	21	—	12	—	—	12
Automobile	2,227	—	14	6	—	20
Home equity	248	—	7	6	—	13
Residential mortgage	241	—	27	1	—	28
RV and marine finance	113	—	1	1	—	2
Other consumer	972	6	—	—	—	6
Total new TDRs	4,157	$6	$175	$14	$—	$195

(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
The financial effects of modification on the provision (recovery) for loan and lease losses for the three-month periods ended September 30, 2020 and 2019, were $1 million and $1 million respectively. For the nine-month periods ended September 30, 2020 and 2019, the financial effects of modification were $6 million and $(1) million, respectively.
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of September 30, 2020 and December 31, 2019, these borrowings and advances are secured by $43.4 billion and $39.6 billion, respectively, of loans.

68 Huntington Bancshares Incorporated

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
2020 3Q Form 10-Q 69

Allowance for Credit Losses - AFS Securities
For individual debt securities classified as AFS, Huntington assesses whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Any impairment relating to credit losses would be recognized through an allowance for credit losses. At September 30, 2020, it was determined that no allowance was required. Any impairment due to factors other than a credit loss, such as changes in market interest rates, is recognized in other comprehensive income, net of applicable taxes. Impairment is determined on an individual security basis. Therefore, an AFS debt security cannot be combined with other securities to determine whether the collective securities are impaired.
Allowance for Loan and Lease Losses and Allowance for Credit Losses - Roll-forward
The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2020 and 2019.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2020:
ALLL balance, beginning of period	$1,169	$533	$1,702
Loan charge-offs	(101)	(40)	(141)
Recoveries of loans previously charged-off	12	16	28
Provision for loan and lease losses	183	24	207
ALLL balance, end of period	$1,263	$533	$1,796
AULC balance, beginning of period	$81	$38	$119
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(27)	(3)	(30)
Unfunded commitment losses	(7)	—	(7)
AULC balance, end of period	$47	$35	$82
ACL balance, end of period	$1,310	$568	$1,878
Nine-month period ended September 30, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	180	211	391
Loan charge-offs	(272)	(128)	(400)
Recoveries of loans previously charged-off	20	43	63
Provision for loan and lease losses	783	176	959
ALLL balance, end of period	$1,263	$533	$1,796
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	(38)	40	2
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(7)	(7)	(14)
Unfunded commitment losses	(10)	—	(10)
AULC balance, end of period	$47	$35	$82
ACL balance, end of period	$1,310	$568	$1,878
(1)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
70 Huntington Bancshares Incorporated

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2019:
ALLL balance, beginning of period	$560	$214	$774
Loan charge-offs	(53)	(49)	(102)
Recoveries of loans previously charged-off	15	14	29
Provision for loan and lease losses	39	43	82
ALLL balance, end of period	$561	$222	$783
AULC balance, beginning of period	$99	$2	$101
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	—	—	—
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$660	$224	$884
Nine-month period ended September 30, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(124)	(145)	(269)
Recoveries of loans previously charged-off	35	42	77
Provision for loan and lease losses	108	95	203
ALLL balance, end of period	$561	$222	$783
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	5	—	5
AULC balance, end of period	$99	$2	$101
ACL balance, end of period	$660	$224	$884
At September 30, 2020, the ACL was $1.9 billion, an increase of $991 million from the December 31, 2019 balance of $887 million. Of the increase, $598 million relates primarily to the deterioration in the macroeconomic outlook resulting from the COVID-19 pandemic and increased reserves related to oil and gas, with the remaining $393 million related to transition to the CECL lifetime loss methodology. The majority of the increase was related to the commercial portfolio.
Huntington has elected to exclude accrued interest receivable from the measurement of its ACL given the well-defined non-accrual policies in place for all loan portfolios which results in timely reversal of outstanding interest through interest income. For certain loans on active deferral related to COVID-19, the collection of interest may be delayed for an extended period of time. The accrued interest on these active deferral loans is contemplated in establishing the ACL.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Residential mortgage loans sold with servicing retained	$2,391	$1,238	$6,106	$3,025
Pretax gains resulting from above loan sales (1)	98	26	196	61
(1)Recorded in mortgage banking income
On January 1, 2020, Huntington made an irrevocable election to subsequently measure all classes of residential MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the MSRs. The impact of the irrevocable election was not material.
2020 3Q Form 10-Q 71

The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and nine-month periods ended September 30, 2020 and 2019 (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019 (1)	2020	2019 (1)
Fair value, beginning of period	$172	$9	$7	$10
Fair value election for servicing assets previously measured using the amortized method	—	—	205	—
New servicing assets created	30	—	70	—
Change in fair value during the period due to:
Time decay (2)	(2)	—	(6)	—
Payoffs (3)	(13)	—	(29)	—
Changes in valuation inputs or assumptions (4)	4	(1)	(56)	(2)
Fair value, end of period	$191	$8	$191	$8
Weighted-average life (years)	6.4	6.2	6.4	6.2
(1)Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
(2)Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(3)Represents decrease in value associated with loans that paid off during the period.
(4)Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at September 30, 2020, and December 31, 2019 follows:

	September 30, 2020				December 31, 2019 (1)
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	15.62%		$(9)	$(18)	8.21%		$—	$—
Spread over forward interest rate swap rates	798	bps	(5)	(11)	824	bps	—	—
(1)Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
Total servicing, late fees and other ancillary fees included in mortgage banking income was $16 million for both the three-month periods ended September 30, 2020 and 2019. For both the nine-month periods ended September 30, 2020 and 2019, total servicing, late fees and other ancillary fees included in mortgage banking income was $47 million.
The unpaid principal balance of residential mortgage loans serviced for third parties was $23.3 billion and $22.4 billion at September 30, 2020 and December 31, 2019, respectively.
7. LONG-TERM DEBT
In January 2020, the Bank issued $500 million of senior notes at 99.916% of face value. The senior notes mature on February 3, 2023 and have a fixed coupon rate of 1.80%. The senior notes may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.
In January 2020, Huntington issued $750 million of senior notes at 99.597% of face value. The senior notes mature on February 4, 2030 and have a fixed coupon rate of 2.55%. The senior notes may be redeemed three months prior to the maturity date at 100% of principal plus accrued and unpaid interest.
72 Huntington Bancshares Incorporated

On October 20, 2020, Huntington commenced a tender offer to purchase for cash up to $200 million aggregate principal amount of 3.15% Senior Notes due 2021 and up to $200 million aggregate principal amount of 2.30% Senior Notes due 2022. The tender offer will expire at 11:59 p.m., New York City time, on November 16, 2020, unless extended. To receive the applicable total tender offer consideration, holders of notes subject to the tender offer must validly tender their notes before the early tender deadline, which is 5:00 p.m., New York City time, on November 2, 2020. The tender offer is made only pursuant to the terms and conditions of the Offer to Purchase dated October 20, 2020.
8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and nine-month periods ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$—	$—	$—
Less: Reclassification adjustment for realized net losses (gains) included in net income	6	(1)	5
Net change in unrealized holding gains (losses) on available-for-sale securities	6	(1)	5
Net change in fair value on cash flow hedges	(52)	12	(40)
Net change in pension and other post-retirement obligations	3	(1)	2
Total other comprehensive income (loss)	$(43)	$10	$(33)

	Three Months Ended September 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$81	$(18)	$63
Less: Reclassification adjustment for realized net losses (gains) included in net income	8	(2)	6
Net change in unrealized gains (losses) on available-for-sale securities	89	(20)	69
Net change in fair value on cash flow hedges	36	(8)	28
Net change in pension and other post-retirement obligations	1	—	1
Total other comprehensive income (loss)	$126	$(28)	$98

	Nine Months Ended September 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$274	$(61)	$213
Less: Reclassification adjustment for realized net losses (gains) included in net income	35	(8)	27
Net change in unrealized holding gains (losses) on available-for-sale securities	309	(69)	240
Net change in fair value on cash flow hedges	358	(79)	279
Net change in pension and other post-retirement obligations (1)	(8)	2	(6)
Total other comprehensive income (loss)	$659	$(146)	$513
(1)    Includes a settlement gain recognized in other noninterest income on the Unaudited Condensed Consolidated Statements of Income.
2020 3Q Form 10-Q 73

	Nine Months Ended September 30, 2019
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$428	$(95)	$333
Less: Reclassification adjustment for realized net losses (gains) included in net income	21	(5)	16
Net change in unrealized holding gains (losses) on available-for-sale securities	449	(100)	349
Net change in fair value on cash flow hedges	104	(22)	82
Net change in pension and other post-retirement obligations	3	—	3
Total other comprehensive income (loss)	$556	$(122)	$434
Activity in accumulated OCI for the three-month and nine-month periods ended September 30, 2020 and 2019, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Three Months Ended September 30, 2020
Balance, beginning of period	$207	$342	$(259)	$290
Other comprehensive income before reclassifications	—	(40)	—	(40)
Amounts reclassified from accumulated OCI to earnings	5	—	2	7
Period change	5	(40)	2	(33)
Balance, end of period	$212	$302	$(257)	$257

Three Months Ended September 30, 2019
Balance, beginning of period	$(83)	$54	$(244)	$(273)
Other comprehensive income before reclassifications	63	28	—	91
Amounts reclassified from accumulated OCI to earnings	6	—	1	7
Period change	69	28	1	98
Balance, end of period	$(14)	$82	$(243)	$(175)

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Nine Months Ended September 30, 2020
Balance, beginning of period	$(28)	$23	$(251)	$(256)
Other comprehensive income before reclassifications	213	279	—	492
Amounts reclassified from accumulated OCI to earnings	27	—	(6)	21
Period change	240	279	(6)	513
Balance, end of period	$212	$302	$(257)	$257

Nine Months Ended September 30, 2019
Balance, beginning of period	$(363)	$—	$(246)	$(609)
Other comprehensive income before reclassifications	333	82	—	415
Amounts reclassified from accumulated OCI to earnings	16	—	3	19
Period change	349	82	3	434
Balance, end of period	$(14)	$82	$(243)	$(175)
(1)AOCI amounts at September 30, 2020, June 30, 2020 and September 30, 2019 include $74 million, $81 million and $126 million, respectively, net of unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
(2)Amounts for the nine months ended September 30, 2020 include a settlement gain recognized in other noninterest income on the Unaudited Condensed Consolidated Statements of Income.
74 Huntington Bancshares Incorporated

9. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of September 30, 2020.

(dollar amounts in millions)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386	6.25%	4/15/2021
Series D	5/5/2016	200,000	199	6.25%	4/15/2021
Series C	8/16/2016	100,000	100	5.875%	10/15/2021
Series E	2/27/2018	5,000	495	5.700%	4/15/2023
Series F	5/27/2020	5,000	494	5.625%	7/15/2030
Series G	8/3/2020	5,000	494	4.450%	10/15/2027
Total		750,500	$2,191
Series B, D, and C of preferred stock has a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. Series E, F, and G stock has a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends. All preferred stock has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
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
Preferred G Stock issued and outstanding
During the 2020 third quarter, Huntington issued $500 million of preferred stock. Huntington issued 500,000 depositary shares, each depositary shares representing a 1/100th ownership interest in a share of 4.450% Series G Non-Cumulative Perpetual Preferred Stock (Series G Preferred Stock), par value $0.01 per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). Each holder of a depositary share will be entitled to all proportional rights and preferences of the Series G Preferred Stock (including dividend, voting, redemption, and liquidation rights). Costs of $6 million related to the issuance of the Series G Preferred Stock are reported as a direct deduction from the face amount of the stock.
2020 3Q Form 10-Q 75

Dividends on the Series G Preferred Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 4.450% per year on the liquidation preference of $100,000 per share, equivalent to $1,000 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on January 15, 2021.
The Series G Preferred Stock is perpetual and has no maturity date. Huntington may redeem the Series G Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2027 or (ii) in whole but not in part, within 90 days following a change in laws or regulations, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series G Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Series G Preferred Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Series Preferred G Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Series G Preferred Stock or the depositary shares.
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
The calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2020	2019	2020	2019
Basic earnings per common share:
Net income	$303	$372	$501	$1,094
Preferred stock dividends	(28)	(18)	(65)	(55)
Net income available to common shareholders	$275	$354	$436	$1,039
Average common shares issued and outstanding	1,017,253	1,034,940	1,017,052	1,042,246
Basic earnings per common share	$0.27	$0.34	$0.43	$1.00
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	9,005	11,930	9,628	12,681
Shares held in deferred compensation plans	5,202	4,403	4,893	4,137
Dilutive potential common shares	14,207	16,333	14,521	16,818
Total diluted average common shares issued and outstanding	1,031,460	1,051,273	1,031,573	1,059,064
Diluted earnings per common share	$0.27	$0.34	$0.42	$0.98
Anti-dilutive awards (1)	13,954	6,253	12,420	4,900
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

76 Huntington Bancshares Incorporated

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

(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Noninterest income	2020	2019	2020	2019
Noninterest income from contracts with customers	$224	$240	$652	$697
Noninterest income within the scope of other GAAP topics	206	149	530	385
Total noninterest income	$430	$389	$1,182	$1,082
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 16 “Segment Reporting”.

	Three Months Ended September 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$54	$19	$2	$1	$—	$76
Card and payment processing income	59	4	—	—	—	63
Trust and investment management services	13	1	—	34	—	48
Insurance income	12	2	—	11	(1)	24
Other noninterest income	6	6	1	3	(3)	13
Net revenue from contracts with customers	$144	$32	$3	$49	$(4)	$224
Noninterest income within the scope of other GAAP topics	130	58	(1)	(2)	21	206
Total noninterest income	$274	$90	$2	$47	$17	$430

	Three Months Ended September 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$79	$16	$2	$1	$—	$98
Card and payment processing income	56	4	—	—	—	60
Trust and investment management services	9	1	—	34	—	44
Insurance income	8	2	—	10	—	20
Other noninterest income	8	7	2	1	—	18
Net revenue from contracts with customers	$160	$30	$4	$46	$—	$240
Noninterest income within the scope of other GAAP topics	63	71	—	1	14	149
Total noninterest income	$223	$101	$4	$47	$14	$389
2020 3Q Form 10-Q 77

	Nine Months Ended September 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$161	$54	$4	$3	$—	$222
Card and payment processing income	163	11	—	—	—	174
Trust and investment management services	33	3	—	104	—	140
Insurance income	32	5	—	34	1	72
Other noninterest income	18	14	2	11	(1)	44
Net revenue from contracts with customers	$407	$87	$6	$152	$—	$652
Noninterest income within the scope of other GAAP topics	297	174	1	(1)	59	530
Total noninterest income	$704	$261	$7	$151	$59	$1,182

	Nine Months Ended September 30, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$221	$48	$5	$3	$—	$277
Card and payment processing income	162	11	—	—	—	173
Trust and investment management services	25	2	—	103	1	131
Insurance income	25	5	—	33	1	64
Other noninterest income	24	17	4	5	2	52
Net revenue from contracts with customers	$457	$83	$9	$144	$4	$697
Noninterest income within the scope of other GAAP topics	139	183	—	3	60	385
Total noninterest income	$596	$266	$9	$147	$64	$1,082
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2020 is expected to be earned within one year.
78 Huntington Bancshares Incorporated

12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2020 and 2019.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$54	$—	$—	$54
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	4,498	—	—	4,498
Residential MBS	—	5,761	—	—	5,761
Commercial MBS	—	807	—	—	807
Other agencies	—	114	—	—	114
Municipal securities	—	55	3,089	—	3,144
Private-label CMO	—	—	5	—	5
Asset-backed securities	—	154	49	—	203
Corporate debt	—	266	—	—	266
Other securities/sovereign debt	—	4	—	—	4
	5	11,659	3,143	—	14,807
Other securities	58	—	—	—	58
Loans held for sale	—	1,118	—	—	1,118
Loans held for investment	—	68	24	—	92
MSRs	—	—	191	—	191
Derivative assets	—	2,093	50	(1,055)	1,088
Liabilities
Derivative liabilities	—	1,170	2	(1,062)	110
2020 3Q Form 10-Q 79

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Federal agencies: Other agencies	$—	$4	$—	$—	$4
Municipal securities	—	63	—	—	63
Other securities	30	2	—	—	32
	30	69	—	—	99
Available-for-sale securities:
U.S. Treasury securities	10	—	—	—	10
Residential CMOs	—	5,085	—	—	5,085
Residential MBS	—	4,222	—	—	4,222
Commercial MBS	—	976	—	—	976
Other agencies	—	165	—	—	165
Municipal securities	—	56	2,999	—	3,055
Private-label CMO	—	—	2	—	2
Asset-backed securities	—	531	48	—	579
Corporate debt	—	51	—	—	51
Other securities/sovereign debt	—	4	—	—	4
	10	11,090	3,049	—	14,149
Other securities	54	—	—	—	54
Loans held for sale	—	781	—	—	781
Loans held for investment	—	55	26	—	81
MSRs	—	—	7	—	7
Derivative assets	—	848	8	(404)	452
Liabilities
Derivative liabilities	—	519	2	(417)	104
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2020 and 2019, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
80 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Three Months Ended September 30, 2020
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$172	$40	$3,102	$5	$56	$25
Transfers out of Level 3 (1)	—	(64)	—	—	—	—
Total gains/losses for the period:
Included in earnings	19	72	(1)	—	—	—
Included in OCI	—	—	60	—	—	—
Purchases/originations	—	—	154	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	—	—	(226)	—	(7)	—
Closing balance	$191	$48	$3,089	$5	$49	$24
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$18	$8	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	62	—	—	—

	Level 3 Fair Value Measurements Three Months Ended September 30, 2019
	MSRs	Derivative instruments	Available-for-sale securities		Loans held for investment
(dollar amounts in millions)			Municipal securities	Asset-backed securities
Opening balance	$9	$9	$3,202	$—	$28
Transfers out of Level 3 (1)	—	(20)	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	19	(1)	—	—
Included in OCI	—	—	24	—	—
Purchases/originations	—	—	28	55	—
Repayments	—	—	—	—	(1)
Settlements	—	—	(159)	—	—
Closing balance	$8	$8	$3,094	$55	$27
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$(1)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	23		$—
2020 3Q Form 10-Q 81

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2020
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$7	$6	$2,999	$2	$48	$26
Fair value election for servicing assets previously measured using the amortized method	205	—	—	—	—	—
Transfers out of Level 3 (1)	—	(139)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(21)	181	(2)	—	—	—
Included in OCI	—	—	61	—	—	—
Purchases/originations	—	—	491	3	28	—
Repayments	—	—	—	—	—	(2)
Settlements	—	—	(460)	—	(27)	—
Closing balance	$191	$48	$3,089	$5	$49	$24
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(22)	$42	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	64	—	—	—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2019
			Available-for-sale securities		Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities
Opening balance	$10	$2	$3,165	$—	$30
Transfers out of Level 3 (1)	—	(44)	—	—	—
Total gains/losses for the period:
Included in earnings	(2)	50	(1)	—	—
Included in OCI	—	—	70	—	—
Purchases/originations	—	—	136	55	—
Repayments	—	—	—	—	(3)
Settlements	—	—	(276)	—	—
Closing balance	$8	$8	$3,094	$55	$27
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(2)	$6	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	$68		—
(1)    Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.
82 Huntington Bancshares Incorporated

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Level 3 Fair Value Measurements Three Months Ended September 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$19	$72	$—
Interest and fee income	—	—	(1)
Total	$19	$72	$(1)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(1)	$19	$—
Interest and fee income	—	—	(1)
Total	$(1)	$19	$(1)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(21)	$181	$—
Interest and fee income	—	—	(2)
Total	$(21)	$181	$(2)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2019
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(2)	$50	$—
Interest and fee income	—	—	(1)
Total	$(2)	$50	$(1)
2020 3Q Form 10-Q 83

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2020
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$1,118	$1,057	$61	$1	$1	$—
Loans held for investment	92	97	(5)	5	5	—

	December 31, 2019
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$781	$755	$26	$2	$2	$—
Loans held for investment	81	87	(6)	3	4	(1)
The following tables present the net gains (losses) from fair value changes for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Net gains (losses) from fair value changes		Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Assets	2020	2019	2020	2019
Loans held for sale (1)	$13	$6	$35	$12
(1)The net gains (losses) from fair value changes are included in Mortgage banking income on the Unaudited Condensed Consolidated Statements of Income.
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
The amounts measured at fair value on a nonrecurring basis at September 30, 2020 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Nine Months Ended September 30, 2020
Collateral-dependent loans	124	—	—	124	(39)
Loans held for sale	107	—	—	107	(58)
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
84 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2020 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$191	Discounted cash flow	Constant prepayment rate	9%	-	23%	16%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	50	Consensus Pricing	Net market price	(1)%	-	13%	4%
			Estimated Pull through %	4%	-	100%	88%
Municipal securities	3,089	Discounted cash flow	Discount rate	—%	-	8%	3%
Asset-backed securities	49		Cumulative default	0%	-	39%	4%
			Loss given default	5%	-	80%	24%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	124	Appraisal value	NA				NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$7	Discounted cash flow	Constant prepayment rate	—%	-	26%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	8	Consensus Pricing	Net market price	(2)%	-	11%	2%
			Estimated Pull through %	2%	-	100%	91%
Municipal securities	2,999	Discounted cash flow	Discount rate	2%	-	3%	2%
Asset-backed securities	48		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	80%	24%
Measured at fair value on a nonrecurring basis:
MSRs	206	Discounted cash flow	Constant prepayment rate	10%	-	31%	12%
			Spread over forward interest rate swap rates	5%	-	11%	9%
Impaired loans	26	Appraisal value	NA				NA
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
2020 3Q Form 10-Q 85

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
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$6,384	$—	$—	$6,384	$6,384
Trading account securities	—	—	54	54	54
Available-for-sale securities	—	—	14,807	14,807	14,807
Held-to-maturity securities	8,557	—	—	8,557	8,970
Other securities	363	—	58	421	421
Loans held for sale	—	185	1,118	1,303	1,308
Net loans and leases (1)	79,268	—	92	79,360	80,490
Derivative assets	—	—	1,088	1,088	1,088
Financial Liabilities
Deposits	95,154	—	—	95,154	95,350
Short-term borrowings	222	—	—	222	222
Long-term debt	9,174	—	—	9,174	9,440
Derivative liabilities	—	—	110	110	110

	December 31, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,272	$—	$—	$1,272	$1,272
Trading account securities	—	—	99	99	99
Available-for-sale securities	—	—	14,149	14,149	14,149
Held-to-maturity securities	9,070	—	—	9,070	9,186
Other securities	387	—	54	441	441
Loans held for sale	—	96	781	877	879
Net loans and leases (1)	74,540	—	81	74,621	75,177
Derivative assets	—	—	452	452	452
Financial Liabilities
Deposits	82,347	—	—	82,347	82,344
Short-term borrowings	2,606	—	—	2,606	2,606
Long-term debt	9,849	—	—	9,849	10,075
Derivative liabilities	—	—	104	104	104
(1)Includes collateral-dependent loans.
86 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values at September 30, 2020 and December 31, 2019:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$54	$—		$54
Available-for-sale securities	5	11,659	3,143		14,807
Held-to-maturity securities	—	8,970	—		8,970
Other securities (2)	58	—	—		58
Loans held for sale	—	1,118	190		1,308
Net loans and direct financing leases	—	68	80,422		80,490
Derivative assets	—	2,093	50	$(1,055)	1,088
Financial Liabilities
Deposits	—	92,779	2,571		95,350
Short-term borrowings	—	—	222		222
Long-term debt	—	8,877	563		9,440
Derivative liabilities	—	1,170	2	(1,062)	110

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$30	$69	$—		$99
Available-for-sale securities	10	11,090	3,049		14,149
Held-to-maturity securities	—	9,186	—		9,186
Other securities (2)	54	—	—		54
Loans held for sale	—	781	98		879
Net loans and direct financing leases	—	55	75,122		75,177
Derivative assets	—	848	8	$(404)	452
Financial Liabilities
Deposits	—	76,790	5,554		82,344
Short-term borrowings	—	—	2,606		2,606
Long-term debt	—	9,439	636		10,075
Derivative liabilities	—	519	2	(417)	104
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.

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
2020 3Q Form 10-Q 87

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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	September 30, 2020			December 31, 2019
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$27,671	$858	$59	$25,927	$256	$36
Derivatives not designated as Hedging Instruments
Interest rate contracts	33,837	1,109	919	27,614	420	314
Foreign exchange contracts	2,691	23	24	2,173	19	18
Commodities contracts	1,899	153	149	3,020	155	152
Equity contracts	477	—	21	427	6	1
Total Contracts	$66,575	$2,143	$1,172	$59,161	$856	$521
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and nine-month periods ended September 30, 2020 and 2019, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)		2020	2019	2020	2019
Interest rate contracts:
Customer	Capital markets fees	$10	$15	$39	$38
Mortgage Banking	Mortgage banking income	47	28	109	52
Interest Rate Floors	Interest and fee income on loans and leases	—	(1)	—	4
Foreign exchange contracts	Capital markets fees	7	7	18	22
Commodities contracts	Capital markets fees	—	1	2	(3)
Equity contracts	Other noninterest expense	(1)	(2)	(3)	(3)
Total		$63	$48	$165	$110
Derivatives used in asset and liability management activities
Huntington engages in balance sheet hedging activity, principally for asset and liability management purposes. Balance sheet hedging activity is generally arranged to receive hedge accounting treatment that can be classified
88 Huntington Bancshares Incorporated

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
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments.

	September 30, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Loans	$—	$17,375	$1,000	$18,375
Investment securities	3,309	—	—	3,309
Long-term debt	6,987	—	—	6,987
Total notional value at September 30, 2020	$10,296	$17,375	$1,000	$28,671

	December 31, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Loans	$—	$18,375	$—	$18,375
Investment securities	—	12	—	12
Long-term debt	7,540	—	—	7,540
Total notional value at December 31, 2019	$7,540	$18,387	$—	$25,927
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase (decrease) to net interest income of $82 million and $(16) million for the three-month periods ended September 30, 2020, and 2019, respectively. For the nine-month periods ended September 30, 2020, and 2019, the net amounts resulted in an increase (decrease) to net interest income of $151 million and $(44) million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $3.1 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on our Unaudited Condensed Consolidated Statements of Financial Condition.
2020 3Q Form 10-Q 89

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$—	$—	$(1)	$—
Change in fair value of hedged investment securities (1)	—	—	1	—
Change in fair value of interest rate swaps hedging long-term debt (2)	(36)	36	159	165
Change in fair value of hedged long term debt (2)	35	(32)	(160)	(162)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income
(2)Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of September 30, 2020, and December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Investment securities (1)	$7,389	$—	$1	$—
Long-term debt	7,210	7,578	274	114
Total	$14,599	$7,578	$275	$114
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of September 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $7.2 billion, the cumulative basis adjustments associated with these hedging relationships was $1 million, and the amounts of the designated hedged items were $3.1 billion.
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(69) million and $(93) million at September 30, 2020 and December 31, 2019, respectively.
Cash Flow Hedges
At September 30, 2020, Huntington has $17.4 billion of interest rate floors and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and losses on interest rate floors and swaps recognized in other comprehensive income were $(40) million and $28 million for the three-months periods ended September 30, 2020 and 2019, respectively. For the nine-month periods ended September 30, 2020 and 2019, gains and losses on interest rate floors and swaps recognized in other comprehensive income were $279 million and, $82 million respectively.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset (liability) position of these derivatives at September 30, 2020 and December 31, 2019 are $44 million and $6 million, respectively. At September 30, 2020 and December 31, 2019, Huntington had commitments to sell residential real estate loans of $2.7 billion and $1.4 billion, respectively. These contracts mature in less than one year.
90 Huntington Bancshares Incorporated

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
The notional value of the derivative financial instruments, corresponding trading assets and liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Notional value	$578	$778
Trading assets	56	19

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(dollar amounts in millions)	2020	2019	2020	2019
Trading gains	$(1)	$20	$61	$44
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both September 30, 2020 and December 31, 2019, were $75 million and $87 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $32 billion and $30 billion at September 30, 2020 and December 31, 2019, respectively. Huntington’s credit risk from customer derivatives was $988 million and $407 million at the same dates, respectively.
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
2020 3Q Form 10-Q 91

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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $94 million and $22 million at September 30, 2020 and December 31, 2019, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At September 30, 2020, Huntington pledged $285 million of investment securities and cash collateral to counterparties, while other counterparties pledged $345 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
September 30, 2020	$2,143	$(1,055)	$1,088	$(130)	$(56)	$902
December 31, 2019	856	(404)	452	(65)	(29)	358

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
September 30, 2020	$1,172	$(1,062)	$110	$(4)	$(63)	$43
December 31, 2019	521	(417)	104	—	(75)	29
14. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2020, and December 31, 2019:

	September 30, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	862	414	862
Other Investments	271	74	271
Total	$1,147	$740	$1,133
92 Huntington Bancshares Incorporated

	December 31, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	727	332	727
Other Investments	179	63	179
Total	$920	$647	$906
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
A list of trust preferred securities outstanding at September 30, 2020 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.93%	(2)	$70	$6
Huntington Capital II	0.86	(3)	32	3
Sky Financial Capital Trust III	1.63	(4)	72	2
Sky Financial Capital Trust IV	1.63	(4)	74	2
Camco Financial Trust	1.56	(5)	4	1
Total			$252	$14
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at September 30, 2020, based on three-month LIBOR +0.70%.
(3)Variable effective rate at September 30, 2020, based on three-month LIBOR +0.625%.
(4)Variable effective rate at September 30, 2020, based on three-month LIBOR +1.40%.
(5)Variable effective rate at September 30, 2020, based on three-month LIBOR +1.33%.
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
2020 3Q Form 10-Q 93

proportional amortization method are accounted for using the equity method. Investment losses related to these investments are included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2020 and December 31, 2019.

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Affordable housing tax credit investments	$1,452	$1,242
Less: amortization	(590)	(515)
Net affordable housing tax credit investments	$862	$727
Unfunded commitments	$414	$332
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2020	2019	2020	2019
Tax credits and other tax benefits recognized	$29	$26	$88	$79
Proportional amortization expense included in provision for income taxes	25	22	75	66
There were no sales of affordable housing tax credit investments during the three-month and nine-month periods ended September 30, 2020 and 2019. There was no impairment recognized for the three-month and nine-month periods ended September 30, 2020 and 2019.
Other VIE’s
Other VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, automobile securitizations, and other miscellaneous investments.
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2020 and December 31, 2019, were as follows:

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$20,606	$18,326
Consumer	14,734	14,831
Commercial real estate	1,271	1,364
Standby letters of credit	570	587
Commercial letters of credit	11	8
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
94 Huntington Bancshares Incorporated

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $5 million and $8 million at September 30, 2020 and December 31, 2019, respectively.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 21 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K and Note 14 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 (collectively, the prior commitments and contingencies disclosures).
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $10 million at September 30, 2020 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
2020 3Q Form 10-Q 95

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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s September 30, 2020, December 31, 2019, and September 30, 2019, reported results by business segment.

	Three Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2020
Net interest income	$367	$221	$110	$39	$80	$817
Provision (benefit) for credit losses	87	87	(12)	15	—	177
Noninterest income	274	90	2	47	17	430
Noninterest expense	450	135	34	56	37	712
Provision (benefit) for income taxes	22	19	19	3	(8)	55
Net income (loss)	$82	$70	$71	$12	$68	$303
2019
Net interest income	$433	$263	$100	$48	$(45)	$799
Provision (benefit) for credit losses	35	36	12	(1)	—	82
Noninterest income	223	101	4	47	14	389
Noninterest expense	421	142	36	63	5	667
Provision (benefit) for income taxes	42	39	12	7	(33)	67
Net income (loss)	$158	$147	$44	$26	$(3)	$372
96 Huntington Bancshares Incorporated

	Nine Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2020
Net interest income	$1,099	$693	$316	$122	$169	$2,399
Provision (benefit) for credit losses	200	611	118	16	—	945
Noninterest income	704	261	7	151	59	1,182
Noninterest expense	1,288	400	103	181	67	2,039
Provision (benefit) for income taxes	66	(12)	21	16	5	96
Net income (loss)	$249	$(45)	$81	$60	$156	$501
2019
Net interest income	$1,371	$798	$291	$153	$(180)	$2,433
Provision (benefit) for credit losses	81	103	27	(3)	—	208
Noninterest income	596	266	9	147	64	1,082
Noninterest expense	1,247	427	112	193	41	2,020
Provision (benefit) for income taxes	134	113	33	23	(110)	193
Net income (loss)	$505	$421	$128	$87	$(47)	$1,094

	Assets at		Deposits at
(dollar amounts in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Consumer & Business Banking	$30,966	$25,073	$59,302	$51,675
Commercial Banking	35,503	34,337	23,599	20,762
Vehicle Finance	19,664	20,155	777	376
RBHPCG	6,934	6,665	6,623	6,370
Treasury / Other	27,049	22,772	4,853	3,164
Total	$120,116	$109,002	$95,154	$82,347

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2019 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
2020 3Q Form 10-Q 97

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
We participated in the SBA’s PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. We are also
98 Huntington Bancshares Incorporated

participating in the FRB’s Main Street Lending Program. We face increased risks, in terms of credit, fraud risk and litigation, in light of participation in these programs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2020 to July 31, 2020	—	$—	$—
August 1, 2020 to August 31, 2020	—	—	—
September 1, 2020 to September 30, 2020	—	—	—
Total	—	$—	$—

(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
The Board has authorized the repurchase of common shares during the 2020 fourth quarter to offset compensation plan-related share issuances as permitted by the Federal Reserve Board. Huntington may, at its discretion, repurchase common shares as permitted by this Board authorization. Purchases of common shares under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.

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
2020 3Q Form 10-Q 99

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 27, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
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

100 Huntington Bancshares Incorporated

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 30, 2020	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2020	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2020 3Q Form 10-Q 101