Form 10-K
period 2020-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2021-02-26
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
Commission File Number 1-34073
_______________________________________________

Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland			31-0724920
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

41 South High Street	Columbus,	Ohio	43287
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Depositary Shares (each representing a 1/40th interest in a share of 5.875% Series C Non-Cumulative, perpetual preferred stock)	HBANN	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 6.250% Series D Non-Cumulative, perpetual preferred stock)	HBANO	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 4.500% Series H Non-Cumulative, perpetual preferred stock)	HBANP	NASDAQ
Common Stock—Par Value $0.01 per Share	HBAN	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, determined by using a per share closing price of $9.04, as quoted by Nasdaq on that date, was $9,353,081,984. As of January 31, 2021, there were 1,017,194,968 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2021 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
ANPR	Advance Notice of Proposed Rulemaking
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CDs	Certificates of Deposit
CECL	Current Expected Credit Losses
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at Default
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	Financial Holding Company
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Cincinnati
FICO	Fair Isaac Corporation
3 Huntington Bancshares Incorporated

FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FRB	Federal Reserve Bank
FRG	Financial Recovery Group
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government Sponsored Enterprise
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LFI Rating System	Large Financial Institution Rating System
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NOW	Negotiable Order of Withdrawal
NPAs	Nonperforming Assets
NSF	Non-Sufficient Funds
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OIS	Overnight Indexed Swaps
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased financial assets with credit deterioration
PD	Probability of Default
Plan	Huntington Bancshares Retirement Plan
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
2020 Form 10-K 4

Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, troubled debt restructured loans, and criticized commercial loans
Capital and Liquidity Tailoring Rule	Refers to the changes to applicability thresholds for regulatory and capital and liquidity requirements, issued by the OCC, the Federal Reserve and the FDIC
EPS Tailoring Rule	Refers to Prudential Standards for Large Bank Holding Companies and Savings and Loan Holding, issued by the Federal Reserve
Tailoring Rules	Refers to the Capital and Liquidity Tailoring Rule and the EPS Tailoring Rule
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RWA	Risk-Weighted Assets
SBA	Small Business Administration
SIFMA	Securities Industry and Financial Markets Association
SOFR	Secured Overnight Financing Rate
SRIP	Supplemental Retirement Income Plan
TCF	TCF Financial Corporation
TCJA	H.R. 1, Originally known as the Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
5 Huntington Bancshares Incorporated

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
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 15,578 average full-time equivalent employees. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. At December 31, 2020, the Bank had 11 private client group offices and 828 branches located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, and West Virginia. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
Following is a description of our four business segments and the Treasury / Other function:
•Consumer and Business Banking: The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, CDs, investments, consumer loans, credit cards, and small business loans. Other financial services available to customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Huntington serves customers through our network of branches. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and ATMs.
We have a “Fair Play” banking philosophy: providing differentiated products and services, built on a strong foundation of customer friendly products and advocacy. Our brand resonates with consumers and businesses, helping us acquire new customers and deepen relationships with current customers.
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
2020 Form 10-K 6

originators.  Home Lending earns interest on portfolio loans and loans held-for-sale, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Home Lending supports the origination of mortgage loans across all segments.
•Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into four business units: Relationship Banking Group, Specialized Lending Group, Treasury Management/Deposits Group and Capital Markets Group.
The Relationship Banking Group primarily focuses on providing banking solutions to middle market companies with annual revenues of $20 to $500 million and specialized industries as well as commercial real estate developers, REITS and other customers with lending needs that are secured by commercial properties. Through a relationship management approach, various products, capabilities, and solutions are seamlessly delivered in a client centric way. Most of these customers are located within our footprint. Within commercial real estate, Huntington Community Development focuses on improving the quality of life for our communities and the residents of low-to-moderate income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.
Specialized Lending Group offers lending-centric products and services including Huntington Business Credit, Asset Finance and other specialized lending areas. Huntington Business Credit is an asset-based lender providing financing solutions to a broad range of industries that exhibit a quick turning of working capital in a collateral controlled environment. Asset Finance is a combination of our Huntington Equipment Finance, Huntington Public Capital, Huntington Technology Finance, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.
The Capital Markets Group has three distinct product offerings: 1) corporate risk management services, 2) institutional sales, trading, and underwriting, and 3) institutional corporate banking. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange, and interest rate hedging services. The Institutional Sales, Trading, & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions. Institutional Banking works primarily with larger, often more complex companies with annual revenues greater than $500 million. These entities, many of which are publicly traded, require an approach customized to their banking needs.
The Treasury Management/Deposit Group work with the relationship banking and lending groups to help businesses manage their working capital programs and reduce expenses. Our liquidity solutions help customers save and invest wisely, while our payables and receivables capabilities help them manage purchases and the receipt of payments for goods and services. All of this is provided while helping customers take a sophisticated approach to managing their overhead, inventory, equipment, and labor.
•Vehicle Finance: Our products and services include providing financing to consumers for the purchase of automobiles, light-duty trucks, recreational vehicles, and marine craft at franchised and other select dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.
The Vehicle Finance team services automobile dealerships, their owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships has allowed us to expand into select markets outside of the Midwest and to actively deepen relationships in 23 states while building a strong reputation. Huntington also provides financing for the purchase by consumers of recreational vehicles and marine craft on an indirect basis through a series of dealerships with a 34 state footprint, including coastal states.
•Regional Banking and The Huntington Private Client Group: Regional Banking and The Huntington Private Client Group is closely aligned with our regional banking markets. A fundamental point of differentiation is our commitment to be actively engaged within our local markets - building connections with community and
7 Huntington Bancshares Incorporated

business leaders and offering a uniquely personal experience delivered by colleagues working within those markets.
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
•Treasury / Other: The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
The financial results for each of these business segments are included in Note 26 - “Segment Reporting” of Notes to Consolidated Financial Statements and are discussed in the “Business Segment Discussion” of our MD&A.
On December 13, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TCF. The Merger Agreement provides that TCF will merge with and into Huntington (the “Merger”), with Huntington continuing as the surviving corporation in the Merger. Immediately following the Merger, TCF’s wholly owned banking subsidiary, TCF National Bank, will merge with and into Huntington’s wholly owned banking subsidiary, The Huntington National Bank (the “Bank Merger”), which will continue as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of Huntington and TCF.
At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of TCF outstanding immediately prior to the Effective Time, other than certain shares held by Huntington or TCF, will be converted into the right to receive 3.0028 shares of common stock, par value $0.01 per share, of Huntington. Holders of TCF Common Stock will receive cash in lieu of fractional shares. At the Effective Time, each share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock, no par value, of TCF outstanding immediately prior to the Effective Time will be converted into the right to receive a share of a newly created series of preferred stock of Huntington.
In September 2020, we announced a new five-year, $20 billion Community Plan. The Community Plan focuses on access to capital for small business, affordable housing and home ownership, and community lending and investment focused in our local communities across our footprint. It consists of 3 commitments. The first is a $7.6 billion commitment to help small businesses, with special emphasis on those owned by minorities, women and veterans. The second is a $7.5 billion commitment to enable greater opportunities for first-time home buyers, improve housing security for financially distressed consumers, and help create generational wealth building through home ownership. Finally, we have a $4.9 billion commitment related to affordable housing, food security, workforce development and social equity as we believe these areas are fundamental to helping people find basic economic security and prosper in the communities we serve.
Human Capital
Huntington aspires to be a Category of One financial services institution: an organization unique in the combination of its culture and performance. Huntington had 15,578 average full-time equivalent colleagues during 2020, all of whom are encouraged to live out a shared purpose, making peoples’ lives better, helping businesses thrive, and strengthening the communities we serve. We believe purpose driven leadership facilitates progress in achieving a diverse and inclusive workforce and in driving performance results.
Huntington engages with its colleagues to gain valuable feedback on a wide range of subjects related to the experience of working at Huntington, with a strategic focus on culture, engagement and trust. We value the feedback colleagues choose to share and use the information to drive our talent management strategy, which focuses on four key areas:
•Engagement
•Development
•Retention, and
•Attraction of top talent
2020 Form 10-K 8

Engagement
At Huntington, we believe we have highly engaged colleagues committed to looking out for each other and our customers with a balanced focus on “what we do” and “how we do it.” The results of our most recent 2020 colleague survey places Huntington in the top 10% of all companies in a benchmark group for colleague engagement and trust and in the top 1% for company culture. This benchmark group includes more than 350 companies with more than 15% of the Fortune 500 represented covering a wide variety of industries, including financial services.
At Huntington, living out our shared Purpose extends beyond our daily work. We believe that building connections between colleagues, their families and our communities creates a meaningful, fulfilling and enjoyable colleague experience. During 2020, Huntington colleagues successfully navigated through the on-going pandemic challenges, safely providing over 15,000 volunteer hours to organizations across our footprint.
Development
We have created specialized programs to help our colleagues grow and develop. These programs include an online library which allows colleagues to take ownership of their development via direct access to role-based content. The content is divided into three key areas of development: learning and growth, maximizing performance, and protecting the company. During 2020, all our colleagues had experienced training within one or more of these areas. Additionally, we expanded learning opportunities across our footprint offering all colleagues the ability to obtain post-secondary education with reimbursement of tuition.
Retention
Huntington offers competitive rewards programs that further strengthen our employment value proposition and encourages colleague retention. Our compensation structure includes benefit plans and programs focused on multiple facets of well-being, including physical, mental, and financial wellness.
In response to the COVID-19 pandemic, we implemented significant changes to support the interests and needs of our colleagues, as well as the communities in which we operate. This includes mobilizing work access for roles that can be performed remotely and implementing additional safety measures for colleagues while continuing critical on-site duties. Further, we implemented colleague relief benefits, such as paid emergency leave and emergency childcare time off so that our colleagues can have peace of mind concerning events that may require time away from work.
Collectively, these strategies create a colleague experience that entices colleagues to stay and fulfill their dreams with Huntington. In 2020, full-year turnover results were 23% lower than in 2019.
Attraction
We are dedicated to attracting top talent with an emphasis on experience and behaviors that align with our Purpose and our core values of ‘Can Do, Forward Thinking, and Service Heart’.
The diversity of our colleagues is a key component of our success as an organization as it allows us to have a workforce that is representative of the communities we serve. We define diversity as women and any Equal Employment Opportunity ethnicity and race category other than white. We proactively seek out a diverse candidate pool during the recruitment process across all levels and include a declaration in our employee handbooks about our commitment to fair and equitable treatment for all colleagues. To keep current on colleague diversity, Huntington offers an opportunity annually for all colleagues to self-identify with respect to gender, ethnicity and race, disability and veteran’s status. During 2020, we offered select student internships to serve as a pipeline for entry-level talent with 65% of these internships fulfilled by diverse students. Additionally, we are focused on identifying, supporting and promoting qualified diverse candidates in leadership roles, where currently our combined middle, senior and executive management levels are 45% diverse.
We understand that to support our diverse culture, we must also have inclusion, which is a corporate strategic objective. Huntington executes a strategy of inclusion in multiple ways. First, our Chief Diversity, Equity, and Inclusion Officer ensures Diversity, Equity, and Inclusion perspectives are an integral part of executive decisions made at Huntington. This is achieved by measuring and socializing progress on diversity across our footprint and providing diversity and inclusion programs to our colleagues. In addition, we have Inclusion Councils and Business Resource Groups to support our commitment to engage, develop, retain and attract top diverse talent. Inclusion Councils are voluntary, colleague driven regional councils that focus on an inclusive, respectful and supportive
9 Huntington Bancshares Incorporated

environment for all colleagues. The Business Resource Groups are voluntary, colleague-driven groups organized around a shared interest or common diversity dimension. Both are important components to our inclusion strategy and deliver content throughout the year.
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
We compete for deposits similarly on the basis of a combination of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We also employ customer friendly practices, such as a $50 “safety zone,” which prevents customers from being charged an overdraft fee if they accidentally overdraw by $50 or less, as well as our 24-Hour Grace® account feature for both commercial and consumer accounts, which gives customers an additional business day to cover overdrafts to their account without being charged overdraft fees. In addition, Huntington has created a feature called “Money Scoutsm,” which is a tool that analyzes a customer’s spending habits and moves money that is not being used into that customer’s savings account. These measures fall under our approach of “Fair Play Banking.”
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2020, in the top 10 MSAs in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$28,347	34%
Cleveland, OH	3	12,196	12
Detroit, MI	6	9,919	5
Akron, OH	1	4,875	29
Indianapolis, IN	4	4,349	6
Cincinnati, OH	5	4,199	3
Pittsburgh, PA	9	3,559	2
Toledo, OH	1	3,343	22
Grand Rapids, MI	2	3,080	11
Chicago, IL	20	2,875	1
Source: FDIC.gov, based on June 30, 2020 survey.
Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, advances in technology and product delivery systems, and consolidation among financial service providers.
FinTechs continue to emerge in key areas of banking.  In addition, larger established technology platform companies continue to evaluate, and in some cases, create businesses focused on banking products.  We are closely monitoring activity in the marketplace to ensure that our products and services are technologically competitive.  Further, we continue to invest in and evolve our innovation program to develop, incubate, and launch new products and services driving ongoing differentiated value for our customers.  Our overall strategy involves an active corporate development program that seeks to identify partnership and possible investment opportunities in technology-driven companies that can augment our distribution and product capabilities.
2020 Form 10-K 10

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
On May 24, 2018, the Economic Growth Act was signed into law, which amended, among other regulatory changes, various sections of the Dodd-Frank Act. In October 2019, the Federal Reserve adopted the EPS Tailoring Rule pursuant to the Economic Growth Act, which adjusted the thresholds at which certain enhanced prudential standards apply to U.S. BHCs with $100 billion or more in total consolidated assets.  Also in October 2019, the Federal Reserve, OCC, and FDIC adopted the Capital and Liquidity Tailoring Rule, which similarly adjusted the thresholds at which certain other capital and liquidity standards apply to U.S. BHCs and banks with $100 billion or more in total consolidated assets.  Under the Tailoring Rules, these BHCs and banks, including Huntington and the Bank, are placed into one of four risk-based categories based on the banking organization’s size, status as a global systemically important bank (or not), cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure.  The extent to which enhanced prudential standards and certain other capital and liquidity standards apply to these BHCs and banks depends on the banking organization’s category.  Under the Tailoring Rules, Huntington and the Bank each qualify as a Category IV banking organization subject to the least restrictive of the requirements applicable to firms with $100 billion or more in total consolidated assets.
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
11 Huntington Bancshares Incorporated

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
In November 2018, the Federal Reserve adopted a new rating system, the LFI Rating System, to align its supervisory rating system for large financial institutions, including Huntington, with its current supervisory programs for these firms. As compared to the rating system it replaces, which will continue to be used for smaller BHCs, the LFI Rating System places a greater emphasis on capital and liquidity, including related planning and risk management practices. Huntington received its first rating under the LFI Rating System in 2020. These ratings will remain confidential.
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
2020 Form 10-K 12

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
Under the U.S. Basel III capital rules, Huntington’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Huntington and the Bank:
•CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including goodwill, intangible assets, certain deferred tax assets, and AOCI. Effective April 1, 2020, Huntington and the Bank adopted rules issued by regulators that simplified the capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as simplified the recognition and calculation of minority interests that are includable in regulatory capital.
•Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments.
•Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.
•Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).
In December 2018, the U.S. federal banking agencies finalized rules that permit BHCs and banks to phase-in the day-one retained earnings impact of the new CECL accounting rule over a period of three years for regulatory capital purposes. As part of its response to the impact of COVID-19, the U.S. federal banking agencies issued another final rule that provides the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period beginning January 1, 2022. The final rule allows BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Huntington and the Bank have elected to adopt this final rule. For further discussion of the new CECL accounting rule, see Note 2 of the Notes to Consolidated Financial Statements.
In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income over the four preceding calendar quarters, net of any distributions and associated tax effects not already
13 Huntington Bancshares Incorporated

reflected in net income, and (ii) average net income over the preceding four quarters. This definition applies with respect to all of Huntington’s capital requirements.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected on the following page. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2020, would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, Huntington and the Bank must also maintain the required stress capital buffer and Capital Conservation Buffer, respectively, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is 2.5% and is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. In March 2020, the Federal Reserve issued a final rule that, among other things, replaced the Capital Conservation Buffer with stress buffer requirements for certain large BHCs, including Huntington. Please refer to the Stress Buffer Requirements section below for further details.
The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well-capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2020, calculated using the regulatory capital methodology applicable during 2020.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2020
					Actual
Ratios:
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	10.00%
	Bank	4.50	7.00	6.50%	10.65
Tier 1 risk-based capital ratio	Consolidated	6.00	8.50	6.00	12.47
	Bank	6.00	8.50	8.00	11.97
Total risk-based capital ratio	Consolidated	8.00	10.50	10.00	14.46
	Bank	8.00	10.50	10.00	13.58
Tier 1 leverage ratio	Consolidated	4.00	N/A	N/A	9.32
	Bank	4.00	N/A	5.00	8.94
(1)    Reflects a stress capital buffer of 2.5% for Huntington and the capital conservation buffer of 2.5% for the Bank.
(2)    Reflects the well-capitalized standard applicable to Huntington under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
As of December 31, 2020, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the stress capital buffer and the Capital Conservation Buffer, respectively.
2020 Form 10-K 14

Liquidity Requirements
Under the Capital and Liquidity Tailoring Rule, Huntington, as a Category IV banking organization, is exempt from the LCR but will continue to be subject to internal liquidity stress tests and standards.
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
As discussed in the Regulatory Environment section above, under the EPS Tailoring Rule, Huntington, as a Category IV banking organization, is subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets. As compared to enhanced prudential standards that were applicable to Huntington, under the EPS Tailoring Rule, Huntington is no longer subject to company-run stress testing requirements and is subject to supervisory stress tests every other year (as opposed to annually), less frequent internal liquidity stress tests, and reduced liquidity risk management requirements. Future rules to implement the Economic Growth Act may further change the enhanced prudential standards applicable to Huntington.
Capital Planning and Stress Testing
Huntington is required to develop, maintain, and submit to the Federal Reserve a capital plan every other year for supervisory review in connection with its CCAR process. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over the nine-quarter planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy. Under the stress buffer requirements final rule adopted in March 2020, the CCAR process is used to determine a BHC’s stress capital buffer requirement. Please refer to the Stress Buffer Requirements section below for further details.
The Federal Reserve expects BHCs subject to CCAR, such as Huntington, to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases. This involves a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above certain minimum ratios, after taking all capital actions included in a BHC’s capital plan, under baseline and stressful conditions throughout the nine-quarter planning horizon. As part of CCAR, the Federal Reserve evaluates whether BHCs have sufficient capital to continue operations throughout times of economic and financial market stress and whether they have robust, forward-looking capital planning processes that account for their unique risks. We are generally prohibited from making a capital distribution unless, after giving effect to the distribution, we will meet all minimum regulatory capital ratios. Under the stress buffer requirements final rule adopted in March 2020, BHCs, including Huntington, may increase their capital distributions in excess of the amount included in their capital plan without seeking prior approval from the Federal Reserve as long as the BHC otherwise complies with the automatic restrictions on distributions under the Federal Reserve’s capital rules.
15 Huntington Bancshares Incorporated

Under revised CCAR rules that became effective on March 6, 2017, the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis. Instead, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning. In addition, under the stress buffer requirements final rule adopted in March 2020, the Federal Reserve may no longer object to capital plans of BHCs, including Huntington, on a quantitative basis. Please refer to the Stress Buffer Requirements section below for further details.
During the fourth quarter of 2020, certain large BHCs, including Huntington, were required to update and resubmit their capital plans to reflect ongoing stresses caused by the COVID-19 pandemic. We conducted a second round of stress tests and submitted our updated capital plan to the Federal Reserve in November 2020. On December 18, 2020, the Federal Reserve released the results of its second round of supervisory stress tests. While, the Federal Reserve did not recalculate our stress capital buffer requirement at this time; they have the ability to do so until March 31, 2021.
Stress Buffer Requirements
In March 2020, the Federal Reserve issued a final rule to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The final rule applies to certain BHCs, including Huntington, and introduces a stress capital buffer and related changes to the capital planning and stress testing processes.
For risk-based capital requirements, the stress capital buffer replaces the existing Capital Conservation Buffer, which was 2.5% as of January 1, 2019. Under the final rule, beginning in the 2020 CCAR cycle, Huntington will be required to calculate a stress capital buffer equal to the greater of (i) the difference between its starting and minimum projected CET1 Risk-Based Capital Ratio under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Huntington’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. As of December 31, 2020, Huntington’s stress capital buffer is 2.5%.
The final rule also makes related changes to the capital planning and stress testing process. Among other changes, the revised capital plan rule eliminates the assumption that Huntington’s balance sheet assets would increase over the planning horizon. In addition, provided that Huntington is otherwise in compliance with automatic restrictions on distributions under the Federal Reserve’s capital rules, Huntington will no longer be required to seek prior approval to make capital distributions in excess of those included in its capital plan.
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
Huntington’s ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. As discussed in the Capital Planning section above, a BHC may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. The FRB announced that certain large BHCs, including Huntington, will be permitted to make both dividend and share repurchases during the first quarter of 2021, subject to limits based on the amount of dividends paid in the second quarter of 2020 and the bank's average net income for the four preceding quarters.
Huntington must maintain the applicable stress capital buffer and the Bank must maintain the CET1 Capital Conservation Buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends.
2020 Form 10-K 16

For more information on the stress buffer requirements and the Capital Conservation Buffer, see the Stress Capital Buffer Requirements and the Regulatory Capital Requirements sections above, respectively.
Federal Reserve policy provides that a BHC generally should not pay dividends unless (1) the BHC’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality, and overall financial condition of the BHC and its subsidiaries, and (3) the BHC will continue to meet minimum required capital adequacy ratios. Accordingly, a BHC should not pay cash dividends that can only be funded in ways that weaken the BHC’s financial health, such as by borrowing. A BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs should also consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
In response to the uncertainty caused by the COVID-19 pandemic, certain large BHCs, including Huntington, were not permitted to make share repurchases, subject to certain limited exceptions, during the third and fourth quarters of 2020, but were permitted to make dividend payments subject to limits based on the amount of dividends paid in the second quarter and the firm’s average net income over the preceding four quarters. For the first quarter of 2021, provided that a BHC does not increase its common stock dividends higher than the level paid in the second quarter of 2020, BHCs, including Huntington, are permitted to pay common dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the firm’s net income over the four preceding calendar quarters. BHCs may also make additional share repurchases up to the amount of share issuances related to expensed employee compensation.
Volcker Rule
Under the Volcker Rule, we are prohibited from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of covered funds to be retained. They also permit the offering and sponsoring of covered funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities, such as Huntington. We have put in place the compliance programs required by the Volcker Rule and have either divested or received extensions for any holdings in illiquid covered funds.
The five federal agencies implementing the Volcker Rule regulations have approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. As of December 31, 2020, we had no investments in trust preferred securities.
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
In June 2020, the five federal agencies finalized amendments to the Volcker Rule’s restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These requirements are not expected to have a material impact on Huntington’s investing and trading activities.
17 Huntington Bancshares Incorporated

Recovery and Resolution Planning
In past years, Huntington was required to submit annually to the Federal Reserve and the FDIC a resolution plan for the orderly resolution of Huntington and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency laws in a rapid and orderly fashion in the event of future material financial distress or failure. In October 2019, the Federal Reserve and the FDIC adopted amendments to their resolution planning rule, and as a result of these amendments, Huntington is no longer required to submit a resolution plan to the Federal Reserve and the FDIC.
The Bank is required to periodically file a resolution plan with the FDIC. The public versions of the resolution plans previously submitted by Huntington and the Bank are available on the FDIC’s website and, in the case of Huntington’s resolution plans, also on the Federal Reserve’s website.
In April 2019, the FDIC released an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements that requested comments on how to better tailor bank resolution plans to a firm’s size, complexity, and risk profile, and delayed bank resolution plan submissions to the rulemaking process. The FDIC announced in January 2021 that it will resume requiring bank-level resolution plan submissions, but will not require banks to submit resolution plans without at least 12 months advance notice, and as a result, the Bank does not currently have an anticipated submission date for its next resolution plan.
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
2020 Form 10-K 18

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
The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
19 Huntington Bancshares Incorporated

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
Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. California voters also recently passed the California Privacy Rights Act, which will take effect on January 1, 2023, and significantly modifies the CCPA, including imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In California, the CCPA may be interpreted or applied in a manner inconsistent with our understanding or similar laws may be adopted by other states where we operate. The federal government may also pass data privacy or data protection legislation.
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
2020 Form 10-K 20

The FDIC issued a rule that requires large insured depository institutions, including the Bank, to enhance their deposit account recordkeeping and related information technology system capabilities to facilitate prompt payment of insured deposits if such an institution were to fail. The FDIC has established an initial compliance date of April 1, 2020, and allows each large insured depository institution to file for an optional extension of the compliance date for up to one year, to a date no later than April 1, 2021. Huntington filed for the optional extension and certified its compliance to the FDIC, as required by the rule, during fourth quarter 2020.
As of June 30, 2020, the DIF reserve ratio fell to 1.30%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.
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
In addition, in December 2020, the Federal Reserve, OCC and FDIC issued a notice of proposed rulemaking that, among other things, would require a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially
21 Huntington Bancshares Incorporated

disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.
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
In May 2020, the OCC finalized amendments to its CRA rules, which apply to national banks, including the Bank. The OCC’s final rule clarifies and expands the types of activities that qualify for positive CRA consideration, updates how banks determine assessment areas in which they are evaluated, establishes objective performance standards to evaluate CRA performance and imposes more comprehensive CRA-related data collection and reporting requirements. The Bank must comply with most of these amended requirements by January 1, 2023.
The other federal banking agencies, the FDIC and Federal Reserve, are also in the process of proposing amendments to their respective CRA rules. While FDIC and Federal Reserve CRA rules do not apply to the Bank, future rulemaking to harmonize the CRA rules of the three federal banking agencies could result in changes to CRA requirements applicable to national banks, including the Bank.
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
In January 2021, the OCC released a final rule that would require certain OCC-supervised banks to provide access to services, capital, and credit based on their risk assessment of individual customers, rather than broad-
2020 Form 10-K 22

based decisions affecting whole categories or classes of customers, which includes requiring banks to make each financial service they offer available to all persons in the geographic market served by them on proportionally equal terms. The rule is scheduled to take effect on April 1, 2021. However, the OCC announced that the next confirmed Comptroller of the Currency will review the final rule, and its future remains uncertain.
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
23 Huntington Bancshares Incorporated

Item 1A: Risk Factors
Risk Factor Summary
Our business is subject to numerous risks and uncertainties. While there is no assurance that any lists of risks and uncertainties of risk factors is complete, below is a summary of risk factors which impact our business. This summary should be read in conjunction with the “Detailed Discussion of Risk Pillars and Risk Factors” immediately following this summary on pages 25 through 43 in this 2020 Annual Report on Form 10-K. Risks which impact our business include but are not limited to:
COVID-19 related Risk:
•The COVID-19 pandemic is adversely affecting, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.
Credit Risks:
•Our ACL level may prove to not be adequate or be negatively affected by credit risk exposures which could adversely affect our income and capital.
Market Risks:
•Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have an adverse impact on our cash flows, financial condition, results of operations, and capital.
•Uncertainty about the future of LIBOR may adversely affect our business.
Liquidity Risks:
•Changes in either Huntington’s financial condition or in the general banking industry could result in a loss of depositor confidence.
•If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.
Operational Risks:
•Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our operations, liquidity, and financial condition, as well as cause legal or reputational harm.
•We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
•Failure to maintain effective internal controls over financial reporting could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and our stock price.
Compliance Risks:
•We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us.
•Legislative and regulatory actions taken now or in the future that impact the financial industry may materially adversely affect us by increasing our costs, adding complexity in doing business, impeding the efficiency of our internal business processes, negatively impacting the recoverability of certain of our recorded assets, requiring us to increase our regulatory capital, limiting our ability to pursue business opportunities, and otherwise resulting in a material adverse impact on our financial condition, results of operation, liquidity, or stock price.
2020 Form 10-K 24

•Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss
Strategic Risks:
•We operate in a highly competitive industry which depends on our ability to successfully execute our strategic plan and adapt our products and services to evolving industry standards and consumer preferences.
•Bank regulations regarding capital and liquidity, including the CCAR assessment process and the U.S. Basel III capital and liquidity standards, could require higher levels of capital and liquidity. Among other things, these regulations could impact our ability to pay common stock dividends, repurchase common stock, attract cost-effective sources of deposits, or require the retention of higher amounts of low yielding securities.
Risks related to the TCF Merger:
•We are expected to incur substantial costs related to the Merger and integration.
•Combining Huntington and TCF may be more difficult, costly or time consuming than expected and Huntington and TCF may fail to realize the anticipated benefits of the Merger.
•Huntington will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Detailed Discussion of Risk Pillars and Risk Factors
Huntington has formalized a holistic risk governance framework in alignment with the size, complexity, and profile of the Company. We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operations, many of which are outside of our direct control. Our framework is approved by the ROC of Huntington’s Board of Directors (the Board). Key components include establishing our risk appetite, lines of defense and risk pillars, governance and committee oversight and limit setting and escalation processes. Huntington classifies/aggregates risk into seven risk pillars. Huntington recognizes that risks can be interrelated or embedded within each other, and therefore managing across risk pillars is a key component of the framework. The following defines the Company’s risk pillars.
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
•Operational risk, which is the risk of loss arising from inadequate or failed internal processes or systems, including information security breaches or cyberattacks, human errors or misconduct, or adverse external events. Operational losses result from internal fraud, external fraud, inadequate or inappropriate employment practices and workplace safety, failure to meet professional obligations involving customers, products, and business practices, damage to physical assets, business disruption and systems failures, and failures in execution, delivery, and process management;
•Compliance risk, which exposes us to money penalties, enforcement actions, or other sanctions as a result of non-conformance with laws, rules, and regulations that apply to the financial services industry;
•Strategic risk, which is defined as risk to current or anticipated earnings, capital, or enterprise value arising from adverse business decisions, improper implementation of business decisions or lack of responsiveness to industry / market changes; and
25 Huntington Bancshares Incorporated

•Reputation risk, which is the risk that negative publicity regarding an institution’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.
In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could negatively impact our business, future results of operations, and future cash flows materially.
COVID-19 related Risk:
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
The COVID-19 pandemic has resulted in heightened operational risks. Many of our colleagues have been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. The increase in online and remote banking activities may also increase the risk of fraud in certain instances.
The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our businesses, and increased customer defaults.  Furthermore, the U.S. economy is experiencing a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this 2020 Annual Report on Form 10-K.
We have also participated as a lender in certain government programs designed to provide economic relief in response to the pandemic. We are participating in the SBA’s PPP as an eligible lender, and while these loans to small business clients benefit from a government guaranty, many of these businesses may face difficulties even after being granted such a loan. We also participated in the Federal Reserve’s Main Street Lending Program. As a result of participating in these programs, we face increased risks, including credit, fraud risk and litigation.
2020 Form 10-K 26

Credit Risks:
Our ACL level may prove to not be adequate or be negatively affected by credit risk exposures which could adversely affect our net income and capital.
Effective January 1, 2020, Huntington adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. Upon adoption of ASU 2016-13, Huntington implemented new credit loss models within our loan and lease portfolio which incorporated historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. The models materially affected how we determine our ACL and report our financial condition and results of operations. For further discussion, see Note 2 “Accounting Standards Update” of the Notes to Consolidated Financial Statements.
Our business depends on the creditworthiness of our customers. Our ACL of $1.9 billion at December 31, 2020, represented management’s estimate of the current expected losses in our loan and lease portfolio (ALLL) as well as our unfunded loan commitments and letters of credit (AULC). We regularly review our ACL for appropriateness. In doing so, we consider probability of default, loss given default and exposure at default depending on economic parameters for each month of the remaining contractual term of the credit exposure. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. There is no certainty that our ACL will be appropriate over time to cover lifetime losses of the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
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
Our performance could be negatively affected to the extent there is deterioration in business and economic conditions which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:
•A decrease in the demand for loans and other products and services offered by us;
•A decrease in customer savings generally and in the demand for savings and investment products offered by us; and
•An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.
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
27 Huntington Bancshares Incorporated

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
In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. Such low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest we earn on loans and other earning assets, while also likely requiring us to pay more to maintain our deposits with the Federal Reserve Bank. Although, we have evaluated our systems and have made appropriate changes, our systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on our activities and financial results.
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
2020 Form 10-K 28

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
LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On November 30, 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced it will consult on its intention to cease the publication of one-week and two-month tenors of USD LIBOR after December 31, 2021, while all remaining tenors of USD LIBOR would continue to be published until June 30, 2023. Therefore, it is expected that publication of all USD LIBORs will cease to exist after June 30, 2023. In parallel, the Federal Reserve, OCC and FDIC issued guidance encouraging banks to transition away from USD LIBOR as soon as practicable. The statement suggested that banks should not enter into new transactions referencing USD LIBOR after December 31, 2021.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee (ARRC), has selected SOFR as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish SOFR in April 2018.  SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR. In January of 2020, Huntington was added as an ARRC member.
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•Adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of Huntington’s LIBOR-based assets and liabilities, which include certain variable rate loans, Huntington’s Series B preferred stock, certain of Huntington’s junior subordinated debentures, certain of the Bank’s senior notes and certain other securities or financial arrangements;
•Adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally;
•Prompt inquiries or other actions from regulators in respect of Huntington’s preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
•Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.
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
29 Huntington Bancshares Incorporated

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
Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general and us in particular. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, liquidity requirements, etc.), changes in the financial condition of Huntington, other banks, or the banking industry in general, changes in the interest rates our competitors pay on their deposits, and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market related, geopolitical, or other events could impact the liquidity derived from deposits.
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
Wholesale funding sources can include securitization, federal funds purchased, securities sold under repurchase agreements, non-core deposits, and long-term debt.  The Bank is also a member of the FHLB, which provides members access to funding through advances collateralized with mortgage-related assets.  We maintain a portfolio of highly-rated, marketable securities that is available as a source of liquidity.
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
2020 Form 10-K 30

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
Operational Risks:
Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our operations, liquidity, and financial condition, as well as cause legal or reputational harm.
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
31 Huntington Bancshares Incorporated

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
We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, and other information of ours, our employees, our customers, or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such security breaches, which may result in material losses or consequences for us.
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
2020 Form 10-K 32

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
33 Huntington Bancshares Incorporated

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
Quantitative models may be used to help manage certain aspects of our business and to assist with certain business decisions, including estimating expected lifetime credit losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the CCAR capital planning and capital adequacy process). Our measurement methodologies rely on many assumptions, historical analyses, and correlations. These assumptions may not capture or fully incorporate conditions leading to losses, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, inaccurate data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.
All models have certain limitations. Reliance on models presents the risk that our business decisions based on information incorporated from models will be adversely affected due to incorrect, missing, or misleading information. In addition, our models may not capture or fully express the risks we face, may suggest that we have
2020 Form 10-K 34

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
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, the discount rates used in the income approach to fair value, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2020, the book value of our goodwill was $2.0 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
35 Huntington Bancshares Incorporated

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
We expect that the Biden Administration will seek to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. It is too early for us to assess which, if any of these policies, would be implemented and what their impact on our business would be.
2020 Form 10-K 36

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
For more information on litigation risks, see Note 23 - “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.
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
Strategic Risk:
We operate in a highly competitive industry which depends on our ability to successfully execute our strategic plan and adapt our products and services to evolving industry standards and consumer preferences.
We are subject to intense competition from both other financial institutions and from non-bank entities, including FinTech companies. Technology has lowered the barriers to entry, with customers having a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The continuous widespread adoption of new technologies, including internet services and mobile applications, and advanced ATM functionality, is influencing how individuals and firms conduct their financial affairs and is changing the delivery channels for financial services. Our “People-First, Digitally-Powered” strategic plan considers the implications of these changes in technology. Additionally, these changes require us to adapt our product and services, as well as our distribution of them, to evolving industry standards and customer preferences. Failure to address competitive pressures could make it more difficult for us to attract and retain customers across our businesses.
Our success depends, in part, on our ability to successfully implement our strategic plan as well as adapt existing products and services and develop competitive new products and services demanded by our customers. The widespread adoption of technologies will continue to require substantial investments to modify or adapt existing products and services and to develop new product or services. Additionally, we may not be successful in executing
37 Huntington Bancshares Incorporated

our strategic plan, introducing new products or services, achieving market acceptance of new product or services, anticipating or reacting to customers changing preferences or attracting and retaining loyal customers.
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
Bank regulations regarding capital and liquidity, including the CCAR assessment process and the U.S. Basel III capital and liquidity standards, could require higher levels of capital and liquidity. Among other things, these regulations could impact our ability to pay common stock dividends, repurchase common stock, attract cost-effective sources of deposits, or require the retention of higher amounts of low yielding securities.
The Federal Reserve administers CCAR, a periodic forward-looking quantitative assessment of Huntington’s capital adequacy and planned capital distributions and a review of the strength of Huntington’s practices to assess capital needs. The Federal Reserve makes a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above each minimum regulatory capital ratio after making all capital actions included in Huntington’s capital plan, under baseline and stressful conditions throughout a nine-quarter planning horizon. The CCAR process is also used to determine Huntington’s stress capital buffer requirement. There can be no assurance that the Federal Reserve or OCC will respond favorably to our capital plans, planned capital actions or stress test results, and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases.
We are also required to maintain minimum capital ratios and the Federal Reserve and OCC may determine that Huntington and/or the Bank, based on size, complexity, or risk profile, must maintain capital ratios above these minimums in order to operate in a safe and sound manner. In the event we are required to raise capital to maintain required minimum capital and leverage ratios or ratios above the required applicable minimums, we may be forced to do so when market conditions are undesirable or on terms that are less favorable to us than we would otherwise require. Furthermore, in order to prevent becoming subject to restrictions on our ability to distribute capital or make certain discretionary bonus payments to management, the Bank must maintain a Capital Conservation Buffer of 2.5%, and Huntington must maintain the applicable stress capital buffer determined as part of the CCAR process, which are in addition to our required minimum capital ratios.
For more information regarding CCAR, stress testing, and capital and liquidity requirements, refer to Item 1: Business - “Regulatory Matters”.
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
2020 Form 10-K 38

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
Risks related to the TCF Merger:
We are expected to incur substantial costs related to the Merger and integration.
We have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees and financial printing and other related costs. Some of these costs are payable by us regardless of whether or not the Merger is completed.
The combined company is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against
39 Huntington Bancshares Incorporated

earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.
Combining Huntington and TCF may be more difficult, costly or time consuming than expected and Huntington and TCF may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Huntington and TCF. To realize the anticipated benefits and cost savings from the Merger, Huntington and TCF must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If Huntington and TCF are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.
Huntington and TCF have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. In addition, the impacts of the COVID-19 pandemic may make it more costly or more difficult to integrate the businesses of Huntington and TCF, which, in turn, may make it more difficult for the combined company to realize anticipated synergies or cost savings in the amounts estimated or in the timeframe contemplated or at all. These integration matters could have an adverse effect on each of Huntington and TCF during this transition period and for an undetermined period after completion of the Merger on the combined company.
The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.
Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either Huntington’s or TCF’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.
The combined company may be unable to retain Huntington or TCF personnel successfully while the Merger is pending or after the Merger is completed.
The success of the Merger will depend in part on the combined company’s ability to retain key employees currently employed by Huntington and TCF. It is possible that these employees may decide not to remain with Huntington or TCF, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If Huntington and TCF are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Huntington and TCF could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Huntington and TCF to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Huntington and TCF may not be able to locate or retain suitable replacements for any key employees who leave either company.
2020 Form 10-K 40

The COVID-19 pandemic may delay and adversely affect the completion of the Merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of Huntington and TCF. If the effects of the COVID-19 pandemic cause continued or extended decline in the economic environment and the financial results of Huntington or TCF, or the business operations of Huntington or TCF are further disrupted as a result of the COVID-19 pandemic, efforts to complete the Merger and integrate the businesses of Huntington and TCF may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and the Federal Reserve, the OCC and/or other regulators may impose additional requirements on Huntington or TCF that must be satisfied prior to completion of the Merger, which could delay and adversely affect the completion of the Merger.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the OCC and other regulatory authorities. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of changes of the U.S. executive administration, Congressional leadership and regulatory agency leadership; or impacts and disruptions resulting from the COVID-19 pandemic.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, require branch divestitures, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or will otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.
Despite the parties’ commitments to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither Huntington, TCF nor their respective subsidiaries is required under the terms of the Merger Agreement to take any action, or commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be likely to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Merger.
Termination of the Merger Agreement could negatively affect Huntington.
If the Merger is not completed for any reason, including as a result of Huntington shareholders or TCF shareholder failing to approve the proposal for the Merger, there may be various adverse consequences and Huntington may experience negative reactions from the financial markets and from their customers and employees. For example, Huntington’s businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated under certain circumstances, Huntington may be required to pay a termination fee of $238.8 million to TCF.
Additionally, Huntington has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, including legal, accounting and financial advisory costs, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus
41 Huntington Bancshares Incorporated

for the Merger, and all filing and other fees paid to the SEC in connection with the Merger. If the Merger is not completed, Huntington would have to pay these expenses without realizing the expected benefits of the Merger.
Huntington will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Huntington. These uncertainties may impair Huntington’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Huntington to seek to change existing business relationships with Huntington. In addition, subject to certain exceptions, Huntington has agreed to operate its business in the ordinary course prior to closing, and has agreed not to take certain actions, which could cause Huntington to be unable to pursue other beneficial opportunities that may arise prior to the completion of the Merger.
Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively affect the business and operations of Huntington.
Huntington may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of Huntington and could prevent or delay the consummation of the Merger.
The Merger Agreement subjects Huntington to certain restrictions on its business activities prior to the Effective Time.
The Merger Agreement subjects Huntington to certain restrictions on its business activities prior to the Effective Time. Subject to certain specified exceptions, the Merger Agreement obligates Huntington to, and to cause each of its subsidiaries to, take no action that would reasonably be likely to adversely affect or delay the ability of either Huntington or TCF to obtain any necessary approvals of any regulatory agency or other governmental entity required for the transactions contemplated by the Merger Agreement or to perform its respective covenants and agreements under the Merger Agreement or to consummate the transactions contemplated by the Merger Agreement on a timely basis. These restrictions could prevent Huntington from pursuing certain business opportunities that arise prior to the Effective Time.
The COVID-19 pandemic’s impact on the combined company’s business and operations is uncertain.
The extent to which the COVID-19 pandemic will negatively affect the business, financial condition, liquidity, capital and results of operations of the combined company will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the direct and indirect impact of the COVID-19 pandemic on employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on the combined company’s business, and there is no guarantee that efforts by the combined company to address the adverse impacts of the COVID-19 pandemic will be effective.
Even after the COVID-19 pandemic has subsided, the combined company may continue to experience adverse impacts to its business as a result of the COVID-19 pandemic’s global economic impact, including reduced availability of credit, adverse impacts on liquidity and the negative financial effects from any recession or depression that may occur.
Item 1B: Unresolved Staff Comments
None.
2020 Form 10-K 42

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
Our other major properties consist of the following:

Description	Location	Primary Business Segment	Utilization of Property for HBI purposes	Own	Lease
Tower Building - Office	Akron, OH	Regional Leadership, Commercial Banking, Business Banking, Private Client Banking, Trust, Bank Operations, Retail Bank Branch	57%	✓
Cascade III (own building, lease land)	Akron, OH	Compliance, Consumer & Private Bank Technology, Corporate Sourcing, Bank Operations, Indirect Lending, Information Security Services	63%	✓	✓
Easton - HNB Business Service Center	Columbus, OH	Bank Operations, Vehicle Finance, Business Banking Credit, Technology, Special Assets, Human Resources	80%	✓
Capitol Square	Columbus, OH	Bank Security, Internal Audit, Risk Administration, Treasury Management, Retail Bank Branch	63%	✓
Gateway Center	Columbus, OH	Bank Operations, Corporate Sourcing, Indirect Loan, Insurance, Phone Bank	73%	✓
Huntington Center (lease a portion of building)	Columbus, OH	Bank Administration, Private Client Group, Commercial Risk, Treasury, Finance, Accounting, Legal, Marketing, Human Resources, Tax	76%		✓
Huntington Plaza	Columbus, OH	Bank Operations, Compliance, HIC, Human Resources, Insurance	75%	✓
Indianapolis Main	Indianapolis, IN	Regional Leadership, Business Banking, Commercial Banking, Vehicle Finance, HIC, Trust, Private Client	61%	✓
Downtown Saginaw	Saginaw, MI	Regional Leadership, Private Banking, Retail Bank Branch	15%	✓
Mahoning Federal Plaza Building	Youngstown, OH	Business Banking Credit, Bank Operations, Commercial Banking	64%	✓
The major properties occupied by the Company are used across all of the business segments and for corporate purposes.
Item 3: Legal Proceedings
Information required by this item is set forth in Note 23 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures
Not applicable.
43 Huntington Bancshares Incorporated

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Global Stock Market under the symbol “HBAN”. As of January 31, 2021, we had 27,384 shareholders of record.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Regulatory Matters” and in Note 24 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2015, through December 31, 2020. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2015, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

$225
$200
$175
$150
$125
$100
$75
12/15
12/16
12/17
12/18
12/19
12/20
HBAN
S&P 500
KBW Bank Index

	2015	2016	2017	2018	2019	2020
HBAN	$100	$123	$139	$118	$155	$138
S&P 500	100	112	136	130	171	203
KBW Bank Index	100	129	152	125	171	153
2020 Form 10-K 44

For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.
The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 to October 31, 2020	—	—	—
November 1, 2020 to November 30, 2020	415,488	11.13	—
December 1, 2020 to December 31, 2020	—	—	—
Total	415,488	$11.13	$—
(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
The Board authorized the repurchase of common shares during the 2020 fourth quarter to offset compensation plan-related share issuances as permitted by the Federal Reserve Board. Huntington may, at its discretion, repurchase common shares as permitted by this Board authorization. Purchases of common shares under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.

45 Huntington Bancshares Incorporated

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
EXECUTIVE OVERVIEW
2020 Financial Performance Review
In 2020, we reported net income of $817 million, a 42% decrease from the prior year. Earnings per common share on a diluted basis for the year were $0.69, down 46% from the prior year.
Fully-taxable equivalent net interest income for 2020 increased $6 million from 2019. This reflected the impact of 9% average earning asset growth and a 4% growth of average interest-bearing liabilities. FTE net interest margin decreased 27 basis points to 2.99%. Average earning asset growth reflects a $4.4 billion, or 6%, increase in average loans and leases. The NIM compression reflected an 87 basis point decline in average earning asset yields, a 19 basis point decline in the benefit from noninterest-bearing funds, partially offset by a 79 basis point decrease in average funding costs.
The provision for credit losses was $1.0 billion, up $761 million, or 265%. The increase in provision expense over the prior year was primarily attributed to the deterioration in the macroeconomic environment resulting from the COVID-19 pandemic and risk rating downgrades within the commercial portfolio.
Noninterest income was $1.6 billion, up $137 million, or 9%, from the prior year. Among the primary drivers, mortgage banking income increased $199 million, or 119%, primarily reflecting higher secondary marketing spreads and an increase in salable mortgage originations. Offsetting this increase, service charges on deposit accounts decreased $71 million, or 19%, primarily reflecting reduced customer activity and pandemic-related fee waivers and other noninterest income decreased $23 million, or 13%, reflecting several notable items impacting both periods as well as lower fixed income brokerage revenue, deposit placement fees and operating lease income. Notable items in 2020 include a $13 million gain on the annuitization of a retiree health plan and a $5 million gain on the sale of the retirement plan services recordkeeping business, whereas 2019 included a $14 million gain from the sale of Wisconsin retail branches.
Noninterest expense was $2.8 billion, up $74 million, or 3%, from the prior year. Contributing to the increase, personnel costs were up $38 million, or 2%, primarily reflecting increased salaries, incentives, commissions, contract help and overtime expense partially offset by lower payroll taxes. Outside data processing and other services increased $38 million, or 11%, primarily driven by expenses related to technology investments. Equipment expense increased $17 million driven by increased depreciation and software development expense. Offsetting these increases, other noninterest expense decreased $10 million, or 4%, primarily as a result of lower travel and business development expenses partially offset by an increase in the contribution to the Columbus Foundation.
2020 Form 10-K 46

The tangible common equity to tangible assets ratio was 7.16%, down 72 basis points. The regulatory Common Equity Tier 1 (CET1) risk-based capital ratio was 10.00%, up 12 basis points. The regulatory Tier 1 risk-based capital ratio was 12.47%, up 121 basis points. The balance sheet growth impact on regulatory capital ratios was largely offset by a change in asset mix during 2020 related to the PPP loans and elevated deposits at the Federal Reserve, both of which are 0% risk weighted. The capital impact of earnings, adjusted for the CECL transition was largely offset by the repurchase of $92 million of common stock over the last four quarters (primarily in the 2020 first quarter) and cash dividends.  The regulatory Tier 1 risk-based capital ratio also reflects the issuance of $500 million of Series F preferred stock and $500 million of Series G preferred stock in the 2020 second quarter and third quarter, respectively.
Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive long-term operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
COVID-19
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption that affects daily living and negatively impacts the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, increasing unemployment levels and causing volatility in the financial markets. As further discussed in “Discussion of Results of Operations,” the reduction in interest rates, borrower and counterparty credit deterioration and market volatility, among other factors, impacted our 2020 performance. Though we are unable to estimate the magnitude, we expect the pandemic and related global economic crisis will adversely affect our future operating results.
Huntington was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with well-prepared business continuity plans. To ensure the safety of our branch colleagues, while still meeting the needs of our customers, we moved to the use of branches with drive-thru only, with in-person meetings by appointment during shelter-in-place orders. For other colleagues, we have implemented a work-from-home approach with increased communication to keep them informed, engaged, productive and connected. Additional benefits have been provided, including medical, emergency paid time off and other programs for those whose families have been directly impacted by the virus. While state and local governments have partially eased temporary business closures and shelter in place requirements and we have opened our branches, we expect our colleagues who have been operating remotely to continue for some period of time. While vaccines have been approved and are being administered throughout our footprint, it remains unknown when, or if, there will be a return to historical normal economic and social activity.
For our customers, we have established a variety of temporary relief programs which include loan payment deferrals, late fee and overdraft waivers and the suspension of foreclosure and repossessions. We continue to work with our customers to originate and renew business loans as well as originated loans made available through the initial Small Business Administration Paycheck Protection Program, a lending program established as part of the relief to American consumers and businesses in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) reopens and extends the PPP loan program. As of February 19, 2021, we have processed approximately 16,000 applications totaling $1.8 billion under the reopened program.
CARES Act
The CARES Act was passed by Congress and signed into law on March 27, 2020. It provides for financial stimulus and government lending programs at unprecedented levels. The benefits of these programs within the economy remain uncertain.  The CARES Act includes a total allocation of $659 billion for loans to be issued by financial institutions through the SBA.  This program is known as the PPP.  PPP loans are forgivable, in whole or in part, if the
47 Huntington Bancshares Incorporated

proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and terms of two or five years, if not forgiven, in whole or in part. The loans also require deferral of principal and interest repayment. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan.  In addition, the FRB has implemented a liquidity facility available to financial institutions participating in the PPP (“PPPLF”).  In conjunction with the PPP, the PPPLF will allow the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral.
Additionally, the CARES Act provides for relief on existing and new SBA loans through Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. To aid small- and medium-sized businesses across our footprint in 2020, we funded more than 38,000 loans in the amount of $6.6 billion through the SBA’s PPP. As of December 31, 2020, we have an outstanding PPP loan balance of $6.1 billion and have received PPP forgiveness payments of $225 million from the SBA. Between January 1, 2021 and February 19, 2021, we have received PPP forgiveness payments of an additional $1.2 billion from the SBA.
The CARES Act also provides for Mortgage Payment Relief and a foreclosure moratorium. Refer to the “Credit Risk” section for additional details on customer relief.
Economic Aid Act
The Economic Aid Act became law on December 27, 2020. The Act reopens and expands the PPP loan program through March 31, 2021. The changes to the PPP program allow new borrowers to apply for a loan under the original PPP loan program (“First Draw Loan”) and the creation of an additional PPP loan for eligible borrowers (“Second Draw Loan”). The Economic Aid Act also revises certain PPP requirements, including aspects of loan forgiveness on existing PPP loans.
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
The FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses.  During 2020, we participated in the Main Street Lending program originating $117 million of loans under these facilities.
Economy
Our 2020 results reflect strong execution across the bank given the pandemic and economic challenges faced by our customers, colleagues, communities and the country. We proactively managed through the continued low interest rate environment and unprecedented economic volatility experienced in the wake of the pandemic. The economy in our footprint continues to strengthen as demonstrated by the strong close to the year in commercial lending and our increasing loan pipelines. Additionally, many of the key economic indicators in the region such as unemployment rate, consumer confidence and consumer retail spending, are recovering more quickly than the nation as a whole. We believe that Huntington enters 2021 with strong momentum. We are positioned to advance the strategy and long-term financial performance of the company through investments in technology, digital innovation, marketing and people as well as the recently announced acquisition of TCF.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in Item 1: Business - “Regulatory Matters” section of this Form 10-K.
2020 Form 10-K 48

Table 1 - Selected Year to Date Income Statements
(amounts in millions, except per share data)
	Year Ended December 31,
		Change from 2019			Change from 2018
	2020	Amount	Percent	2019	Amount	Percent	2018
Interest income	$3,647	$(554)	(13)%	$4,201	$252	6%	$3,949
Interest expense	423	(565)	(57)	988	228	30	760
Net interest income	3,224	11	—	3,213	24	1	3,189
Provision for credit losses	1,048	761	265	287	52	22	235
Net interest income after provision for credit losses	2,176	(750)	(26)	2,926	(28)	(1)	2,954
Mortgage banking income	366	199	119	167	59	55	108
Service charges on deposit accounts	301	(71)	(19)	372	8	2	364
Card and payment processing income	248	2	1	246	22	10	224
Trust and investment management services	189	11	6	178	7	4	171
Capital markets fees	125	2	2	123	15	14	108
Insurance income	97	9	10	88	6	7	82
Bank owned life insurance income	64	(2)	(3)	66	(1)	(1)	67
Gain on sale of loans	42	(13)	(24)	55	—	—	55
Net (losses) gains on sales of securities	(1)	23	96	(24)	(3)	(14)	(21)
Other noninterest income	160	(23)	(13)	183	20	12	163
Total noninterest income	1,591	137	9	1,454	133	10	1,321
Personnel costs	1,692	38	2	1,654	95	6	1,559
Outside data processing and other services	384	38	11	346	52	18	294
Equipment	180	17	10	163	(1)	(1)	164
Net occupancy	158	(1)	(1)	159	(25)	(14)	184
Professional services	55	1	2	54	(6)	(10)	60
Amortization of intangibles	41	(8)	(16)	49	(4)	(8)	53
Marketing	38	1	3	37	(16)	(30)	53
Deposit and other insurance expense	32	(2)	(6)	34	(29)	(46)	63
Other noninterest expense	215	(10)	(4)	225	8	4	217
Total noninterest expense	2,795	74	3	2,721	74	3	2,647
Income before income taxes	972	(687)	(41)	1,659	31	2	1,628
Provision for income taxes	155	(93)	(38)	248	13	6	235
Net income	817	(594)	(42)	1,411	18	1	1,393
Dividends on preferred shares	100	26	35	74	4	6	70
Net income applicable to common shares	$717	$(620)	(46)%	$1,337	$14	1%	$1,323
Average common shares—basic	1,017	(22)	(2)%	1,039	(43)	(4)%	1,082
Average common shares—diluted	1,033	(23)	(2)	1,056	(50)	(5)	1,106
Per common share:
Net income—basic	$0.71	$(0.58)	(45)%	$1.29	$0.07	6%	$1.22
Net income—diluted	0.69	(0.58)	(46)	1.27	0.07	6	1.20
Cash dividends declared	0.60	0.02	3	0.58	0.08	16	0.50
Revenue—FTE
Net interest income	$3,224	$11	—%	$3,213	$24	1%	$3,189
FTE adjustment	21	(5)	(19)	26	(4)	(13)	30
Net interest income(1)	3,245	6	—	3,239	20	1	3,219
Noninterest income	1,591	137	9	1,454	133	10	1,321
Total revenue(1)	$4,836	$143	3%	$4,693	$153	3%	$4,540
(1)    On a fully-taxable equivalent (FTE) basis assuming a 21% tax rate.

49 Huntington Bancshares Incorporated

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance from a consolidated perspective. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”
For a discussion of our results of operations for 2019 versus 2018, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2019 Form 10-K, filed with the SEC on February 14, 2020.
Net Interest Income / Average Balance Sheet
Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans, securities, and direct financing leases), and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a fully-taxable equivalent basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 21% tax rate.
The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 2 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2020			2019
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis (2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$200	$(655)	$(455)	$127	$108	$235
Investment securities	23	(122)	(99)	(12)	10	(2)
Other earning assets	50	(55)	(5)	20	(5)	15
Total interest income from earning assets	273	(832)	(559)	135	113	248
Deposits	38	(425)	(387)	17	177	194
Short-term borrowings	(21)	(20)	(41)	(6)	12	6
Long-term debt	6	(143)	(137)	12	16	28
Total interest expense of interest-bearing liabilities	23	(588)	(565)	23	205	228
Net interest income	$250	$(244)	$6	$112	$(92)	$20
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Calculated assuming a 21% tax rate.
2020 Form 10-K 50

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
(dollar amounts in millions)	Average Balances
		Change from 2019			Change from 2018
Fully-taxable equivalent basis (1)	2020	Amount	Percent	2019	Amount	Percent	2018
Assets
Interest-bearing deposits in Federal Reserve Bank (2)	$3,874	$3,322	602%	$552	$430	352%	$122
Interest-bearing deposits in banks	176	34	24	142	54	61	88
Securities:
Trading account securities	59	(77)	(57)	136	40	42	96
Available-for-sale securities:
Taxable	11,392	498	5	10,894	194	2	10,700
Tax-exempt	2,735	(172)	(6)	2,907	(556)	(16)	3,463
Total available-for-sale securities	14,127	326	2	13,801	(362)	(3)	14,163
Held-to-maturity securities—taxable	9,248	603	7	8,645	2	—	8,643
Other securities	443	(28)	(6)	471	(113)	(19)	584
Total securities	23,877	824	4	23,053	(433)	(2)	23,486
Loans held for sale	1,121	305	37	816	181	29	635
Loans and leases: (3)
Commercial:
Commercial and industrial	33,917	3,368	11	30,549	1,662	6	28,887
Commercial real estate:
Construction	1,156	(15)	(1)	1,171	25	2	1,146
Commercial	5,898	196	3	5,702	(347)	(6)	6,049
Commercial real estate	7,054	181	3	6,873	(322)	(4)	7,195
Total commercial	40,971	3,549	9	37,422	1,340	4	36,082
Consumer:
Automobile loans and leases	12,838	495	4	12,343	51	—	12,292
Home equity	8,930	(486)	(5)	9,416	(499)	(5)	9,915
Residential mortgage	11,694	607	5	11,087	1,180	12	9,907
RV and marine	3,876	425	12	3,451	604	21	2,847
Other consumer	1,086	(173)	(14)	1,259	56	5	1,203
Total consumer	38,424	868	2	37,556	1,392	4	36,164
Total loans and leases	79,395	4,417	6	74,978	2,732	4	72,246
Allowance for loan and lease losses	(1,581)	(795)	(101)	(786)	(39)	(5)	(747)
Net loans and leases	77,814	3,622	5	74,192	2,693	4	71,499
Total earning assets	108,443	8,902	9	99,541	2,964	3	96,577
Cash and due from banks	1,124	282	33	842	(342)	(29)	1,184
Intangible assets	2,201	(45)	(2)	2,246	(65)	(3)	2,311
All other assets	7,045	917	15	6,128	471	8	5,657
Total assets	$117,232	$9,261	9%	$107,971	$2,989	3%	$104,982
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Demand deposits—interest-bearing	$23,514	$3,656	18%	$19,858	$563	3%	$19,295
Money market deposits	25,695	1,923	8	23,772	2,326	11	21,446
Savings and other domestic deposits	10,720	804	8	9,916	(1,167)	(11)	11,083
Core certificates of deposit (4)	2,610	(2,980)	(53)	5,590	1,402	33	4,188
Other domestic time deposits of $250,000 or more	216	(103)	(32)	319	39	14	280
Brokered time deposits and negotiable CDs	3,822	1,006	36	2,816	(687)	(20)	3,503
Total interest-bearing deposits	66,577	4,306	7	62,271	2,476	4	59,795
Short-term borrowings	1,147	(1,297)	(53)	2,444	(304)	(11)	2,748
Long-term debt	9,496	164	2	9,332	340	4	8,992
Total interest-bearing liabilities	77,220	3,173	4	74,047	2,512	4	71,535
Demand deposits—noninterest-bearing	25,336	5,275	26	20,061	(330)	(2)	20,391
All other liabilities	2,373	70	3	2,303	306	15	1,997
Shareholders’ equity	12,303	743	6	11,560	501	5	11,059
Total liabilities and shareholders’ equity	$117,232	$9,261	9%	$107,971	$2,989	3%	$104,982
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018.
(3)For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.
(4)Includes consumer certificates of deposit of $250,000 or more

51 Huntington Bancshares Incorporated

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
(dollar amounts in millions)
	Interest Income / Expense			Average Rate (5)
Fully-taxable equivalent basis (1)	2020	2019	2018	2020	2019	2018
Assets
Interest-bearing deposits in Federal Reserve Bank (2)	$6	$12	$3	0.15%	2.12%	2.33%
Interest-bearing deposits in banks	1	3	2	0.47	2.01	1.97
Securities:
Trading account securities	2	3	1	3.10	2.17	0.80
Available-for-sale securities:
Taxable	237	295	280	2.08	2.71	2.61
Tax-exempt	77	105	122	2.84	3.61	3.53
Total available-for-sale securities	314	400	402	2.23	2.90	2.84
Held-to-maturity securities—taxable	216	218	211	2.33	2.52	2.44
Other securities	6	16	25	1.41	3.47	4.34
Total securities	538	637	639	2.25	2.76	2.72
Loans held for sale	34	31	26	3.06	3.76	4.15
Loans and leases: (3)
Commercial:
Commercial and industrial	1,290	1,441	1,337	3.80	4.72	4.63
Commercial real estate:
Construction	44	64	60	3.84	5.51	5.26
Commercial	181	273	283	3.07	4.79	4.67
Commercial real estate	225	337	343	3.19	4.91	4.77
Total commercial	1,515	1,778	1,680	3.70	4.75	4.66
Consumer:
Automobile loans and leases	504	500	456	3.93	4.05	3.71
Home equity	358	508	512	4.01	5.40	5.16
Residential mortgage	406	422	371	3.47	3.81	3.74
RV and marine	181	171	145	4.68	4.95	5.09
Other consumer	125	165	145	11.48	13.11	12.04
Total consumer	1,574	1,766	1,629	4.10	4.70	4.50
Total loans and leases	3,089	3,544	3,309	3.89	4.73	4.58
Total earning assets	$3,668	$4,227	$3,979	3.38%	4.25%	4.12%
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Demand deposits—interest-bearing	$32	$116	$78	0.14%	0.58%	0.40%
Money market deposits	100	260	148	0.39	1.09	0.69
Savings and other domestic deposits	10	22	24	0.09	0.22	0.22
Core certificates of deposit (4)	38	119	72	1.44	2.13	1.72
Other domestic time deposits of $250,000 or more	3	7	3	1.18	1.82	1.25
Brokered time deposits and negotiable CDs	15	61	66	0.38	2.18	1.88
Total interest-bearing deposits	198	585	391	0.30	0.94	0.65
Short-term borrowings	13	54	48	1.18	2.23	1.74
Long-term debt	212	349	321	2.24	3.74	3.57
Total interest-bearing liabilities	423	988	760	0.55	1.34	1.06
Net interest income	$3,245	$3,239	$3,219

Net interest rate spread				2.83	2.91	3.06
Impact of noninterest-bearing funds on margin				0.16	0.35	0.27
Net interest margin				2.99%	3.26%	3.33%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Deposits in Federal Reserve Bank were treated as non-earning assets prior to 4Q 2018.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans.
(4)Includes consumer certificates of deposit of $250,000 or more.
(5)Average rates include the impact of applicable derivatives. Loan and lease and deposit average rates also include impact of applicable non-deferrable and amortized fees.

2020 Form 10-K 52

2020 versus 2019
Fully-taxable equivalent net interest income for 2020 increased $6 million from 2019. The increase reflects the benefit of a $8.9 billion, or 9%, increase in average total earning assets partially offset by a 27 basis point decrease in the FTE NIM to 2.99%.
Average earning assets for 2020 increased $8.9 billion, or 9%, from the prior year, reflecting loan growth of $4.4 billion, or 6% and an increase of $3.3 billion or 602% in interest-bearing deposits at the Federal Reserve Bank. Average loans and leases increased $4.4 billion, or 6%, primarily reflecting an increase of $3.5 billion in average commercial loans, primarily PPP loans, and an increase in average residential mortgage loans and RV and marine loans.
Average total interest-bearing liabilities increased $3.2 billion, reflecting an increase in average total interest-bearing deposits of $4.3 billion, or 7%, partially offset by a $1.3 billion or 53%, decrease in short‐term borrowings. The increase in average in interest bearing deposits was primarily driven by business and commercial growth related to the PPP loans and increased liquidity levels in reaction to the economic downturn, consumer growth largely related to government stimulus, increased consumer and business banking account production, and reduced attrition. Specifically within core deposits, average total interest bearing demand deposits increased $3.7 billion, or 18%, and average money market deposits increased $1.9 billion, or 8%. These increases were partially offset by a decrease in average core CDs of $3.0 billion, or 53% reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Brokered deposits and negotiable CDs increased $1.0 billion or 36%, reflecting balance growth in new and existing brokered deposit accounts.
The NIM compression reflected an 87 basis point decline in average earning asset yields, a 19 basis point decline in the benefit from noninterest-bearing funds, partially offset by a 79 basis point decrease in average funding costs. The decline in average earning asset yields is primarily due to lower interest rates on loans (down 84 basis points), a decline in securities yields and elevated deposits at the Federal Reserve Bank. The decline in average funding costs is primarily driven by lower cost of interest-bearing deposits (down 64 basis points) and long-term debt (down 150 basis points).
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses in 2020 was $1.0 billion, up $761 million, or 265%, from 2019. The increase in provision expense over the prior year was primarily attributed to the deterioration in the macroeconomic environment resulting from the COVID-19 pandemic and risk rating downgrades within the commercial portfolio.
53 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 4 - Noninterest Income
	Year Ended December 31,
(dollar amounts in millions)		Change from 2019			Change from 2018
	2020	Amount	Percent	2019	Amount	Percent	2018
Mortgage banking income	$366	$199	119%	$167	$59	55%	$108
Service charges on deposit accounts	301	(71)	(19)	372	8	2	364
Card and payment processing income	248	2	1	246	22	10	224
Trust and investment management services	189	11	6	178	7	4	171
Capital markets fees	125	2	2	123	15	14	108
Insurance income	97	9	10	88	6	7	82
Bank owned life insurance income	64	(2)	(3)	66	(1)	(1)	67
Gain on sale of loans	42	(13)	(24)	55	—	—	55
Net (losses) gains on sales of securities	(1)	23	96	(24)	(3)	(14)	(21)
Other noninterest income	160	(23)	(13)	183	20	12	163
Total noninterest income	$1,591	$137	9%	$1,454	$133	10%	$1,321
2020 versus 2019
Noninterest income was $1.6 billion, up $137 million, or 9%, from the prior year. Mortgage banking income increased $199 million, or 119%, primarily reflecting higher secondary marketing spreads and an increase in salable mortgage originations. Trust and investment management income increased $11 million due to an increase in investment management account fees and an increase in personal trust income reflecting strong sales activities and market performance. While there were no material gains or losses on sales of securities in the current year, 2019 included $22 million of net losses related to the $2 billion portfolio repositioning. Offsetting these increases, service charges on deposit accounts decreased $71 million, or 19%, primarily reflecting reduced customer activity and elevated deposits. Gains on the sale of loans decreased $13 million, or 24%, due largely to a decline in SBA sales gains. Other noninterest income decreased $23 million, or 13%, reflecting several notable items impacting both periods as well as lower fixed income brokerage revenue, lower deposit placement fees and operating lease income. Notable items in 2020 included a $13 million gain on the annuitization of a retiree health plan and a $5 million gain on the sale of the retirement plan services recordkeeping business whereas 2019 included a $14 million gain from the sale of Wisconsin retail branches.
2020 Form 10-K 54

Noninterest Expense

The following table reflects noninterest expense for each of the periods presented:

Table 5 - Noninterest Expense
	Year Ended December 31,
(dollar amounts in millions)		Change from 2019			Change from 2018
	2020	Amount	Percent	2019	Amount	Percent	2018
Personnel costs	$1,692	$38	2%	$1,654	$95	6%	$1,559
Outside data processing and other services	384	38	11	346	52	18	294
Equipment	180	17	10	163	(1)	(1)	164
Net occupancy	158	(1)	(1)	159	(25)	(14)	184
Professional services	55	1	2	54	(6)	(10)	60
Amortization of intangibles	41	(8)	(16)	49	(4)	(8)	53
Marketing	38	1	3	37	(16)	(30)	53
Deposit and other insurance expense	32	(2)	(6)	34	(29)	(46)	63
Other noninterest expense	215	(10)	(4)	225	8	4	217
Total noninterest expense	$2,795	$74	3%	$2,721	$74	3%	$2,647
Number of employees (average full-time equivalent)	15,578	(86)	(1)%	15,664	(29)	—%	15,693
2020 versus 2019
Noninterest expense was $2.8 billion, up $74 million, or 3%, from the prior year. Personnel costs increased $38 million, or 2%, primarily reflecting increased salaries, incentives, commissions, contract help and overtime expense partially offset by lower payroll taxes. Outside data processing and other services increased $38 million, or 11%, primarily driven by expenses related to technology investments. Equipment expense increased $17 million driven by increased depreciation and software development expense. Other noninterest expense decreased $10 million, or 4%, primarily as a result of a $23 million decrease in travel and business development expense and a $7 million insurance recovery in third quarter 2020. These decreases were partially offset by the $7 million of expense related to the November 2020 debt tender and a $20 million donation to The Columbus Foundation compared to a $5 million donation during 2019.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 19 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
2020 versus 2019
The provision for income taxes was $155 million for 2020 compared with a provision for income taxes of $248 million in 2019. The effective tax rates for 2020 and 2019 were 15.9% and 15.0%, respectively. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, excess tax deductions for stock-based compensation, and capital losses.
As of December 31, 2020 and 2019 there was no valuation allowance on federal deferred taxes. In 2020, a $5 million increase in the provision for state income taxes, net of federal, was recorded for the portion of state deferred tax assets that are not more likely than not to be realized, compared to 2019, where there was essentially no change.
RISK MANAGEMENT AND CAPITAL
Risk Governance
We use a multi-faceted approach to risk governance. It begins with the Board of Directors defining our risk appetite as aggregate moderate-to-low. This does not preclude engagement in select higher risk activities. Rather, the definition is intended to represent an aggregate view of where we want our overall risk to be managed.
55 Huntington Bancshares Incorporated

Three board committees primarily oversee implementation of this desired risk appetite and monitoring of our risk profile:
•The Audit Committee oversees the integrity of the consolidated financial statements, including policies, procedures, and practices regarding the preparation of financial statements, the financial reporting process, disclosures, and internal control over financial reporting. The Audit Committee also provides assistance to the board in overseeing the internal audit division and the independent registered public accounting firm’s qualifications and independence; compliance with our Financial Code of Ethics for the chief executive officer and senior financial officers; and compliance with corporate securities trading policies.
•The Risk Oversight Committee assists the board of directors in overseeing management of material risks, the approval and monitoring of the Company’s capital position and plan supporting our overall aggregate moderate-to-low risk profile, the risk governance structure, compliance with applicable laws and regulations, and determining adherence to the board’s stated risk appetite. The committee has oversight responsibility with respect to the full range of inherent risks: credit, market, liquidity, legal, compliance/regulatory, operational, strategic, and reputational. The ROC provides assistance to the Board in overseeing the credit review division. This committee also oversees our capital management and planning process, ensures that the amount and quality of capital are adequate in relation to expected and unexpected risks, and that our capital levels exceed “well-capitalized” requirements.
•The Technology Committee assists the board of directors in fulfilling its oversight responsibilities with respect to all technology, cyber security, and third-party risk management strategies and plans. The committee is charged with evaluating Huntington’s capability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. The committee provides oversight of technology investments and plans to drive efficiency as well as to meet defined standards for risk, information security, and redundancy. The Committee oversees the allocation of technology costs and ensures that they are understood by the board of directors. The Technology Committee monitors and evaluates innovation and technology trends that may affect the Company’s strategic plans, including monitoring of overall industry trends. The Technology Committee reviews and provides oversight of the Company’s continuity and disaster recovery planning and preparedness.
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
2020 Form 10-K 56

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
We focus on the early identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our continued ongoing expansion of portfolio management resources is central to our our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. All authority to grant commitments sits with the independent credit administration function and is closely monitored and regularly updated. Concentration risk is managed through limits on loan type, geography, industry, and loan quality factors. We focus predominantly on extending credit to retail and commercial customers with existing or expandable relationships within our primary banking markets, although we will consider lending opportunities outside our primary markets if we believe the associated risks are acceptable and aligned with strategic initiatives. Although we offer a broad set of products, we continue to develop new lending products and opportunities. Each of these new products and opportunities goes through a rigorous development and approval process prior to implementation to ensure our overall objective of maintaining an aggregate moderate-to-low risk portfolio profile.
57 Huntington Bancshares Incorporated

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
Over the course of 2020, we have assessed the impact of COVID-19 on our loan portfolio as we would with any natural disaster or significant economic decline. Huntington proactively addressed the situation by offering our customers payment deferrals and the suspension of late fees, while also suspending repossession and foreclosures. We believe that these decisions were prudent due to the widespread impact economic conditions had on both commercial and consumer borrowers. During the third quarter, we re-instated late fees and repossessions, while continuing to offer payment help to impacted borrowers. The longer term impact of our response is dependent upon a number of variables, including the prolonged impact of the COVID-19 virus and its impact on the economic recovery. Continued weakness in the labor market could lead to increased delinquencies and defaults in our consumer portfolio. Additionally, increased economic deterioration could lead to elevated default rates in our Commercial portfolio, specifically industries highly impacted by COVID-19.
Huntington initiated a customer centric payment deferral plan in mid-March 2020. The response across the consumer portfolios was immediate, with substantial deferral activity across the portfolio in March and April. Our commercial loan deferral activity was initiated in April and May. The vast majority of the deferrals granted to our customers, both commercial and consumer, have expired with positive subsequent payment patterns. The remaining deferrals in the consumer portfolios are centered in the residential portfolio, consistent with the generally longer-term payment deferral time frames. The post deferral performance to date for the consumer portfolios has been positive. Our customer assistance teams remain well positioned to continue to help our consumer customers who have been impacted by the current economic conditions. The commercial deferrals were primarily 90 days in length and began to expire in the third quarter of 2020 as expected. For commercial borrowers requiring additional modifications to existing terms and conditions, expiring deferrals were replaced with modified terms and conditions, including payment terms in some instances, to the extent appropriate, as we continue to work with our customers.
The table below summarizes our deferral activity as of December 31, 2020, September 30, 2020, and June 30, 2020 under our COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act.

Table 6 - Loan and Lease Portfolio Deferrals
	December 31, 2020			September 30, 2020			June 30, 2020
	Deferred	Deferred	% of	Deferred	Deferred	% of	Deferred	Deferred	% of
(dollar amounts in millions)	# of Loans	Balance	Portfolio	# of Loans	Balance	Portfolio	# of Loans	Balance	Portfolio
Commercial:
Commercial and industrial	331	$75	—%	429	$431	1%	5,584	$3,186	9%
Commercial real estate:
Construction	1	—	—%	8	40	3%	27	90	8%
Commercial	18	76	1%	77	471	8%	536	1,719	29%
Commercial real estate	19	76	1%	85	511	7%	563	1,809	25%
Total commercial	350	151	—%	514	942	2%	6,147	4,995	12%
Consumer:
Automobile	348	5	—%	1,226	20	—%	21,984	426	3%
Home equity	196	15	—%	627	49	1%	3,321	267	3%
Residential mortgage (1)	967	150	1%	2,121	411	3%	3,322	1,002	9%
RV and marine	15	1	—%	88	4	—%	2,200	117	3%
Other consumer	3	—	—%	169	1	—%	1,336	12	1%
Total consumer	1,529	171	—%	4,231	485	1%	32,163	1,824	5%
Total loans and leases	1,879	$322	—%	4,745	$1,427	2%	38,310	$6,819	9%
(1)    Residential mortgage deferrals include GNMA serviced loans that entered forbearance and then subsequently were bought out of the pool: 750 loans for $108 million at December 31, 2020 and 1,272 loans for $178 million at September 30, 2020.
2020 Form 10-K 58

Loan and Lease Credit Exposure Mix
At December 31, 2020, our loans and leases totaled $81.6 billion, representing a $6.2 billion, or 8%, increase compared to $75.4 billion at December 31, 2019.
Total commercial loans and leases were $42.6 billion at December 31, 2020, and represented 52% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified by product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):
C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, Healthcare, Food & Agribusiness, Finance and Insurance, etc.) and/or lending disciplines (Equipment Finance, Asset Based Lending, etc.), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value-added expertise to these specialty clients.
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
Total consumer loans and leases were $39.0 billion at December 31, 2020, and represented 48% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity lines-of-credit, residential mortgages, and RV and marine finance (see Consumer Credit discussion).
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 27% of the total exposure, with no individual state representing more than 6%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
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
59 Huntington Bancshares Incorporated

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
RV and marine – RV and marine loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 34 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 23% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.
The table below provides the composition of our total loan and lease portfolio:

Table 7 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2020		2019		2018		2017		2016
Commercial:
Commercial and industrial	$35,373	43%	$30,664	41%	$30,605	41%	$28,107	40%	$28,059	42%
Commercial real estate:
Construction	1,035	1	1,123	1	1,185	2	1,217	2	1,446	2
Commercial	6,164	8	5,551	7	5,657	8	6,008	9	5,855	9
Commercial real estate	7,199	9	6,674	8	6,842	10	7,225	11	7,301	11
Total commercial	42,572	52	37,338	49	37,447	51	35,332	51	35,360	53
Consumer:
Automobile	12,778	16	12,797	17	12,429	16	12,100	17	10,969	16
Home equity	8,894	11	9,093	12	9,722	13	10,099	14	10,106	15
Residential mortgage	12,141	15	11,376	15	10,728	14	9,026	13	7,725	12
RV and marine	4,190	5	3,563	5	3,254	4	2,438	3	1,846	3
Other consumer	1,033	1	1,237	2	1,320	2	1,122	2	956	1
Total consumer	39,036	48	38,066	51	37,453	49	34,785	49	31,602	47
Total loans and leases	$81,608	100%	$75,404	100%	$74,900	100%	$70,117	100%	$66,962	100%
Our loan portfolio is a managed mix of consumer and commercial credits. At the corporate level, we manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC of the Board of Directors and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. Changes to existing concentration limits, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics, require the approval of the ROC prior to implementation.
2020 Form 10-K 60

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2019 are consistent with the portfolio growth metrics.

Table 8 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)	December 31, 2020				December 31, 2019
	PPP Loans		Total Loans (2)
Commercial loans and leases:
Real estate and rental and leasing	$192		$6,962	9%	$6,662	9%
Manufacturing	826		5,556	7	5,248	7
Retail trade (1)	631		5,111	6	5,239	7
Health care and social assistance	801		3,646	4	2,498	3
Finance and insurance	123		3,389	4	3,307	4
Accommodation and food services	781		3,100	4	2,072	3
Wholesale trade	374		2,652	3	2,437	3
Professional, scientific, and technical services	704		2,051	3	1,360	2
Other services	312		1,613	2	1,310	2
Transportation and warehousing	184		1,401	2	1,207	2
Construction	586		1,389	2	900	1
Admin./Support/Waste Mgmt. and Remediation Services	239		975	1	731	1
Information	77		829	1	649	1
Utilities	19		793	1	546	1
Arts, entertainment, and recreation	73		744	1	690	1
Educational services	111		735	1	463	—
Public Administration	12		662	1	261	—
Mining, quarrying, and oil and gas extraction	27		601	—	1,304	2
Agriculture, forestry, fishing and hunting	19		157	—	154	—
Management of companies and enterprises	16		144	—	105	—
Unclassified/Other	10		64	—	195	—
Total commercial loans and leases by industry category	$6,117	6117000000	42,572	52%	37,338	49%
Automobile			12,778	16	12,797	17
Home Equity			8,894	11	9,093	12
Residential mortgage			12,141	15	11,376	15
RV and marine			4,190	5	3,563	5
Other consumer loans			1,033	1	1,237	2
Total loans and leases			$81,608	100%	$75,404	100%

(1)    Amounts include $2.4 billion and $3.7 billion of auto dealer services loans at December 31, 2020 and December 31, 2019, respectively.
(2)    Total loans include PPP loans outstanding at December 31, 2020.
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. We utilize centralized preview and loan approval committees, led by our credit officers. The risk rating, credit exposure amount, and complexity of the credit determines the threshold for approval. Credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions not requiring loan committee approval and have the primary credit authority, with the exception of small business loans. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities
61 Huntington Bancshares Incorporated

in which we operate. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan.
In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD. This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the specific type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro-portfolio management analysis. We review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate ACL amount. A centralized portfolio management team monitors and reports on the performance of the entire commercial portfolio, including small business loans, to provide consistent oversight.
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
Our standardized loan grading system considers many components that directly correlate to loan quality and likelihood of repayment, one of which is guarantor support. On an at least annual basis, we consider, among other things, the guarantor’s reputation and creditworthiness, where available, along with various key financial metrics such as liquidity and net worth. Our assessment of the guarantor’s credit strength, or lack thereof, is reflected in our risk ratings for such loans, which is directly tied to, and an integral component of, our ACL methodology. When a loan goes to impaired status, viable guarantor support is considered in the determination of a credit loss.
If our assessment of the guarantor’s credit strength yields an inherent capacity to perform, we will seek repayment from the guarantor as part of the collection process and have done so successfully.
Substantially all loans categorized as Classified (See Note 5 “Loans / Leases” of the Notes to Consolidated Financial Statements) are managed by FRG. FRG is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
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
The C&I portfolio continues to have solid origination activity while we maintain a focus on high quality originations. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential credit outcomes. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
2020 Form 10-K 62

CRE PORTFOLIO
We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 120% of required interest and principal payments, and (3) if the commercial real estate is non-owner occupied, require that pre-leasing generate break-even interest-only debt service. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on loans identified as higher risk based on the risk rating methodology. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.
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
63 Huntington Bancshares Incorporated

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
RESIDENTIAL REAL ESTATE SECURED PORTFOLIOS
The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. Huntington continues to support our local markets with consistent underwriting across all residential secured products. The residential secured portfolio originations continue to be of high quality. Our portfolio management strategies associated with our Home Savers group allow us to focus on effectively helping our customers with appropriate solutions for their specific circumstances.
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
Credit Quality
(This section should be read in conjunction with Note 5 “Loans / Leases and Note 6 “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.)
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
Credit quality performance in 2020 was weaker than prior periods primarily due to the deterioration in the economic environment as a result of the COVID-19 pandemic. Total NCOs were $449 million or 0.57% of average total loans and leases, an increase from $265 million or 0.35% in the prior year. There was a 13% increase in NPAs from the prior year. The ACL to total loans ratio was 2.29% at December 31, 2020 compared to 1.18% at December 31, 2019, which primarily reflects the transition to the CECL lifetime loss methodology and the deterioration in the macroeconomic outlook resulting from the COVID-19 pandemic.
2020 Form 10-K 64

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
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $368 million of commercial related NALs at December 31, 2020, $226 million, or 61%, represent loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine and other consumer loans are generally fully charged-off at 120-days past due.
When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail for each of the last five years:

Table 9 - Nonaccrual Loans and Leases and Nonperforming Assets (1)
	December 31,
(dollar amounts in millions)	2020	2019	2018	2017	2016
Nonaccrual loans and leases (NALs):
Commercial and industrial	$353	$323	$188	$161	$234
Commercial real estate	15	10	15	29	20
Automobile	4	4	5	6	6
Home equity	70	59	62	68	72
Residential mortgage	88	71	69	84	91
RV and marine	2	1	1	1	—
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	532	468	340	349	423
Other real estate, net:
Residential	4	9	19	24	31
Commercial	—	2	4	9	20
Total other real estate, net	4	11	23	33	51
Other NPAs (1)	27	19	24	7	7
Total nonperforming assets	$563	$498	$387	$389	$481

Nonaccrual loans and leases as a % of total loans and leases	0.65%	0.62%	0.45%	0.50%	0.63%
NPA ratio (2)	0.69	0.66	0.52	0.55	0.72
(1)Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
65 Huntington Bancshares Incorporated

2020 versus 2019
Total NPAs increased by $65 million, or 13%, compared with December 31, 2019. The increase was due to a $30 million, or 9%, increase in the C&I portfolio. OREO balances decreased $7 million, or 64%, from the prior year.
The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 10 - Accruing Past Due Loans and Leases
	December 31,
(dollar amounts in millions)	2020	2019	2018	2017	2016
Accruing loans and leases past due 90 days or more:
Commercial and industrial (1)	$10	$11	$7	$9	$18
Commercial real estate	—	—	—	3	17
Automobile	9	8	8	7	10
Home equity	14	14	17	18	12
Residential mortgage (excluding loans guaranteed by the U.S. Government)	30	20	32	21	15
RV and marine	3	2	1	1	1
Other consumer	3	7	6	5	4
Total, excl. loans guaranteed by the U.S. Government	69	62	71	64	77
Add: loans guaranteed by U.S. Government	102	109	99	51	52
Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. Government	$171	$171	$170	$115	$129
Ratios:
Excluding loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.08%	0.08%	0.09%	0.09%	0.12%
Guaranteed by U.S. Government, as a percent of total loans and leases	0.13	0.14	0.13	0.07	0.08
Including loans guaranteed by the U.S. Government, as a percent of total loans and leases	0.21	0.23	0.23	0.16	0.19
(1)Amounts include Huntington Technology Finance administrative lease delinquencies and accruing purchase impaired loans related to acquisitions.
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
On March 22, 2020 and April 7, 2020, the federal bank regulatory agencies including the FRB and OCC released statements encouraging financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The statements go on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  Section 4013 of the CARES Act, as amended by Section 541 of the Consolidated Appropriations Act of 2021, (“CARES Act”) further addresses COVID-19 related modifications occurring between March 1, 2020 through January 1, 2022 and specifies that such COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.
For COVID-19 related loan modifications occurring during 2020, which met the loan modification criteria under the CARES Act, Huntington elected to suspend TDR accounting. For loan modifications not eligible for the CARES Act, Huntington applied the interagency regulatory guidance that was clarified on April 7, 2020. Accordingly, insignificant concessions (related to the current COVID-19 crisis) granted through payment deferrals, fee waivers, or other short-term modifications (generally 6 months or less) and provided to borrowers less than 30 days past due at March 17,
2020 Form 10-K 66

2020 were not deemed to be TDRs. Therefore, modified loans that met the required guidelines for relief are excluded from the TDR disclosures below.
Over the past five years, the accruing component of the total TDR balance has been consistently over 80%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of December 31, 2020, over 78% of the $435 million of accruing TDRs secured by residential real estate (Residential mortgage and Home equity in Table 11) are current on their required payments, with over 53% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to non-accruing components, and virtually all of the charge-offs within this group of loans come from the non-accruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 11 - Accruing and Nonaccruing Troubled Debt Restructured Loans
(dollar amounts in millions)	December 31,
	2020	2019	2018	2017	2016
TDRs—accruing:
Commercial and industrial	$193	$213	$269	$300	$210
Commercial real estate	33	37	54	78	77
Automobile	50	40	35	30	26
Home equity	187	226	252	265	270
Residential mortgage	248	223	218	224	243
RV and marine	6	3	2	1	—
Other consumer	9	11	9	8	4
Total TDRs—accruing	726	753	839	906	830
TDRs—nonaccruing:
Commercial and industrial	95	109	97	82	107
Commercial real estate	3	6	6	15	5
Automobile	2	2	3	4	5
Home equity	30	26	28	28	28
Residential mortgage	51	42	44	55	59
RV and marine	1	1	—	—	—
Other consumer	—	—	—	—	—
Total TDRs—nonaccruing	182	186	178	184	204
Total TDRs	$908	$939	$1,017	$1,090	$1,034
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
67 Huntington Bancshares Incorporated

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
ACL
Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb lifetime credit losses in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL.
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
These three parameters, PD, EAD, and LGD, are utilized to estimate the cumulative credit losses over the remaining expected life of the loan. We also consider the likelihood a previously charged-off account will be recovered. This calculation is dependent on how long ago the account was charged-off and future economic conditions, which estimate the likelihood and magnitude of recovery. Our models are developed using internal historical loss experience covering the full economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels discussed below. These macroeconomic scenarios contain certain geography based variables that are influential to our modeling process, the most significant being unemployment rates and GDP. The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the macroeconomic scenarios. Lifetime losses for most of our loans and receivables are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
The macroeconomic scenarios evaluated by Huntington during 2020 continued to reflect the impact of the COVID-19 pandemic. The baseline scenario used at year-end assumes that the worst of the economic disruption from the pandemic has passed, with the expectation that subsequent waves of the virus will not carry the same level of economic disruption experienced to date. The unemployment variable is incorporated within our models as both a rate of change and level variable. Historically, changes in unemployment have taken gradual paths resulting in more measured impacts.
The baseline scenario forecasts stronger GDP growth throughout 2021 compared to the fourth quarter 2020 forecast driven by additional fiscal stimulus anticipated in 2021.
2020 Form 10-K 68

The table below is intended to show how the forecasted path of these key macroeconomic variables has changed since CECL implementation:

Table 12 - Forecasted Key Macroeconomic Variables
	2019	2020		2021
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2019 (2)	3.5%	3.5%	3.8%	4.3%	4.5%
4Q 2020	n/a	n/a	7.2%	7.5%	7.2%

Gross Domestic Product (1)
4Q 2019 (2)	1.9%	2.0%	0.8%	2.9%	3.6%
4Q 2020	n/a	n/a	3.0%	3.8%	5.8%
(1)Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
(2)Base case estimates for stated period in Q4 2019 used to model January 1st 2020 implementation adjustment.
The uncertainty related to the COVID-19 pandemic prompted management to continue to assess the macroeconomic environment through the end of the year. Management considered multiple macro-economic forecasts that reflected a range of possible outcomes in order to capture the continued severity of and the economic disruption associated with the pandemic. While we have incorporated our estimated impact of COVID-19 into our allowance for credit losses, the ultimate impact of COVID-19 is still uncertain, including the success of the vaccination programs underway, the resulting rate of virus abatement, how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.
Given significant COVID-19 specific government relief programs and potential stimulus packages, as well as certain limitations of our models in the current economic environment particularly the level of unemployment, management developed additional analytics to support adjustments to our modeled results. The Bank’s governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve (collectively assessed) will continue to utilize the scenario weighting approach established in prior quarters. Given the impact of the unemployment variable utilized within the models and the uncertainty associated with key economic scenario assumptions, the December 31, 2020 ACL included a material general reserve component to capture this economic uncertainty risk not addressed within the quantitative transaction reserve.
Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded commitments, where appropriate. Losses related to the unfunded commitments are then recorded as AULC within other liabilities in the Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
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
69 Huntington Bancshares Incorporated

Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance increased year over year, all of the relevant benchmarks remain strong, while reflecting the level of uncertainty around the future macroeconomic environment resulting from the COVID-19 pandemic.
2020 Form 10-K 70

The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 13 - Summary of Allowance for Credit Losses
(dollar amounts in millions)	Year Ended December 31,
	2020	2019	2018	2017	2016
ALLL, beginning of year	$783	$772	$691	$638	$598
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	391	—	—	—	—
Loan and lease charge-offs
Commercial:
Commercial and industrial	(328)	(160)	(68)	(68)	(77)
Commercial real estate:
Construction	(1)	—	(1)	2	(2)
Commercial	(46)	(5)	(10)	(6)	(14)
Commercial real estate	(47)	(5)	(11)	(4)	(16)
Total commercial	(375)	(165)	(79)	(72)	(93)
Consumer:
Automobile	(60)	(57)	(58)	(64)	(50)
Home equity	(16)	(21)	(21)	(20)	(26)
Residential mortgage	(7)	(9)	(11)	(11)	(11)
RV and marine	(18)	(15)	(14)	(13)	(3)
Other consumer	(64)	(95)	(85)	(72)	(44)
Total consumer	(165)	(197)	(189)	(180)	(134)
Total charge-offs	(540)	(362)	(268)	(252)	(227)
Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	29	32	36	26	32
Commercial real estate:
Construction	1	2	2	3	4
Commercial	3	6	27	12	38
Total commercial real estate	4	8	29	15	42
Total commercial	33	40	65	41	74
Consumer:
Automobile	27	25	24	22	18
Home equity	10	13	15	15	17
Residential mortgage	4	3	5	5	5
RV and marine	6	4	5	3	—
Other consumer	11	12	9	7	4
Total consumer	58	57	58	52	44
Total recoveries	91	97	123	93	118
Net loan and lease charge-offs	(449)	(265)	(145)	(159)	(109)
Provision for loan and lease losses	1,089	277	226	212	169
Allowance for assets sold and securitized or transferred to loans held for sale	—	(1)	—	—	(20)
ALLL, end of year	1,814	783	772	691	638
AULC, beginning of year	104	96	87	98	72
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	2	—	—	—	—
Provision for (Reduction in) unfunded loan commitments and letters of credit losses	(41)	10	9	(11)	22
Fair value of acquired AULC	—	—	—	—	4
Unfunded commitment losses	(13)	(2)	—	—	—
AULC, end of year	52	104	96	87	98
ACL, end of year	$1,866	$887	$868	$778	$736
(1)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
71 Huntington Bancshares Incorporated

The table below reflects the allocation of our ALLL among our various loan categories and the reported ACL during each of the past five years:

Table 14 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in millions)	December 31,
	2020		2019		2018		2017		2016
ACL
Commercial
Commercial and industrial	$939	43%	$469	41%	$422	41%	$377	40%	$356	42%
Commercial real estate	297	9	83	8	120	10	105	11	95	11
Total commercial	1,236	52	552	49	542	51	482	51	451	53
Consumer
Automobile	166	16	57	17	56	16	53	17	48	16
Home equity	124	11	50	12	55	13	60	14	65	15
Residential mortgage	79	15	23	15	25	14	21	13	33	12
RV and marine	129	5	21	5	20	4	15	3	5	3
Other consumer	80	1	80	2	74	2	60	2	36	1
Total consumer	578	48	231	51	230	49	209	49	187	47
Total ALLL	1,814	100%	783	100%	772	100%	691	100%	638	100%
AULC	52		104		96		87		98
Total ACL	$1,866		$887		$868		$778		$736
Total ALLL as % of:
Total loans and leases		2.22%		1.04%		1.03%		0.99%		0.95%
Nonaccrual loans and leases		341		167		228		198		151
NPAs		323		157		200		178		133
Total ACL as % of:
Total loans and leases		2.29%		1.18%		1.16%		1.11%		1.10%
Nonaccrual loans and leases		351		190		256		223		174
NPAs		332		178		225		200		153
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
2020 versus 2019
At December 31, 2020, the ALLL was $1.8 billion or 2.22% of total loans and leases, compared to $783 million or 1.04% at December 31, 2019. Of the increase, $640 million relates primarily to the deterioration in the macroeconomic outlook resulting from the COVID-19 pandemic, with the remaining $391 million related to transition to the CECL lifetime loss methodology. The majority of the increase was related to the commercial portfolio. The ALLL to total loans and leases ratio increased 118 basis points to 2.22%
As referenced above, the implementation of CECL resulted in a January 1 adoption impact of $391 million. The ACL to total loans ratio was 2.29% at December 31, 2020 compared to 1.18% at December 31, 2019, which primarily reflects the transition to the CECL lifetime loss methodology and the deterioration in the macroeconomic outlook resulting from the COVID-19 pandemic.
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
2020 Form 10-K 72

The following table reflects NCO detail for each of the last five years:

Table 15 - Net Loan and Lease Charge-offs
(dollar amounts in millions)	Year Ended December 31,
	2020	2019	2018	2017	2016
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$299	$128	$32	$42	$45
Commercial real estate:
Construction	—	(2)	(1)	(5)	(2)
Commercial	43	(1)	(17)	(6)	(24)
Commercial real estate	43	(3)	(18)	(11)	(26)
Total commercial	342	125	14	31	19
Consumer:
Automobile	33	32	34	42	32
Home equity	6	8	6	5	9
Residential mortgage	3	6	6	6	6
RV and marine	12	11	9	10	2
Other consumer	53	83	76	65	41
Total consumer	107	140	131	128	90
Total net charge-offs	$449	$265	$145	$159	$109

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.88%	0.42%	0.11%	0.15%	0.19%
Commercial real estate:
Construction	(0.05)	(0.15)	(0.13)	(0.36)	(0.19)
Commercial	0.74	(0.02)	(0.26)	(0.10)	(0.49)
Commercial real estate	0.61	(0.04)	(0.24)	(0.15)	(0.44)
Total commercial	0.84	0.33	0.04	0.09	0.06
Consumer:
Automobile	0.26	0.26	0.27	0.36	0.30
Home equity	0.07	0.08	0.06	0.05	0.10
Residential mortgage	0.03	0.06	0.06	0.08	0.09
RV and marine	0.31	0.31	0.32	0.48	0.33
Other consumer	4.84	6.62	6.27	6.36	5.53
Total consumer	0.28	0.37	0.36	0.39	0.32
Net charge-offs as a % of average loans	0.57%	0.35%	0.20%	0.23%	0.19%
2020 versus 2019
NCOs increased $184 million, or 69%, in 2020. The increase was driven by commercial NCOs, which were centered in our oil and gas portfolio, partially offset by a decline in other consumer.
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
73 Huntington Bancshares Incorporated

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

Table 16 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.3%	-2.0%	-4.0%
December 31, 2020	-1.1	3.4	7.3
December 31, 2019	NA	1.0	2.3
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
Our NII at Risk is within our Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both December 31, 2020, and December 31, 2019.

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.5%	-6.0%	-12.0%
December 31, 2020	-0.7	1.4	-0.1
December 31, 2019	NA	-3.1	-9.1
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts (“shocks” as defined above) in market interest rates.
With the continued decline in rates, the down 100 basis point shock scenario can produce a distorted view of interest rate risks metrics. As a result, the down 100 basis point shock scenario was replaced with the down 25 basis point shock scenario by the Board as a policy metric beginning September 30, 2020. Management does consider additional scenarios with forecasted negative market rates to understand the impact on EVE.
We are within our Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios.  The EVE depicts an asset sensitive balance sheet profile. The change in sensitivity was driven primarily by lower interest rates slowing deposit runoff and to a lesser extent, expected securities portfolio runoff.
We have LIBOR-based exposure in the form of certain variable rate loans, derivatives, Series B preferred stock, long term debt and other securities and financial arrangements. To address the discontinuance of LIBOR in its current form, we have established a LIBOR transition team and project plan under the oversight of the CRO and CFO,
2020 Form 10-K 74

providing periodic updates to the ROC. In reviewing the contract fallback language, certain contracts were identified as needing updated provisions for transition. The LIBOR transition team is coordinating remediation, where necessary. Our technology team has undertaken core loan servicing system projects to support alternative reference rates with some already operational and others with target project completion dates in the first half of 2021. Additionally, we have developed a SOFR-enabled interest rate risk monitoring framework and a strategy for managing interest rate risk during the transition from LIBOR to SOFR. During the fourth quarter of 2020, Huntington began indexing new retail adjustable rate mortgages to SOFR (Secured Overnight Funding Rate). We continue to monitor market developments and regulatory updates, including the recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023. For a discussion of the risks associated with the LIBOR transition to alternative reference rates, refer to "Item 1A: Risk Factors.”
Use of Derivatives to Manage Interest Rate Risk
An integral component of our interest rate risk management strategy is the use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that we may use as part of our interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, and forward starting interest rate swaps.
Huntington has entered into a number of interest rate derivative contracts to manage our interest rate risk position which are economic hedges (i.e., do not receive hedge accounting treatment). The impact of changes in the fair value of derivatives designated as economic hedges are reported in current period earnings. While these interest rate derivatives are used to reduce the long-term interest rate sensitivity, these economic hedges can result in short-term volatility in net interest income as a result of the changes in interest rates.
Table 18 shows all swap, floor and cap positions that are utilized for purposes of managing our exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 21 “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements.
75 Huntington Bancshares Incorporated

The following table presents additional information about the interest rate swaps, floors and caps used in Huntington’s asset and liability management activities at December 31, 2020 and December 31, 2019.

Table 18 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Asset Liability Management Instruments
	December 31, 2020
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$6,525	2.03	$231	1.81%	0.15%
Pay Fixed - Receive 1 month LIBOR (1)	3,076	1.99	3	0.17	0.15
Receive Fixed - Pay 1 month LIBOR - forward starting (2)	750	3.29	23	1.24	—
Pay Fixed - Receive 1 month LIBOR - forward starting (3)	408	9.08	2	0.68	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	5,397	2.02	262	2.28	0.15
Receive Fixed - Pay 3 month LIBOR	800	0.21	5	1.31	0.22
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (4)	$230	4.66	$—	0.09	0.10
Pay Fed Fund - Receive SOFR (economic hedges) (4)	41	1.98	—	0.09	0.09
Total swap portfolio	$17,227		$526

	December 31, 2020
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$7,200	0.37	$59	1.81%	0.15%
Purchased Floor Spread - 1 month LIBOR	400	1.74	7	2.50 / 1.50	0.15
Purchased Floor Spread - 1 month LIBOR forward starting (5)	2,500	3.72	76	1.65 / 0.70	—
Purchased Floor Spread - 1 month LIBOR (economic hedges)	1,000	2.29	18	1.75 / 1.00	0.16
Interest rate caps
Purchased Cap - 1 month LIBOR (economic hedges)	5,000	6.91	91	0.98	0.15
Total floors portfolio	$16,100		$251

	December 31, 2019
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$5,387	2.87	$51	1.89%	1.73%
Receive Fixed - Pay 1 month LIBOR - forward starting (6)	3,250	4.02	(28)	1.32	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	5,250	2.97	146	2.37	1.72
Receive Fixed - Pay 3 month LIBOR	2,290	0.84	5	1.80	1.94
Total swap portfolio	$16,177		$174

	December 31, 2019
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$9,200	1.45	$36	1.84%	1.54%
Purchased Floor Spread - 1 month LIBOR	400	2.74	8	2.50 / 1.50	1.79
Purchased Floor Spread - 1 month LIBOR - forward starting (7)	150	4.34	2	1.75 / 1.00	—
Total floors portfolio	$9,750		$46
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.
(2)Forward starting swaps will become effective April 2021.
(3)Forward starting swaps will become effective from January 2021 to May 2021.
(4)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(5)Forward starting floor spreads will become effective from March 2021 to June 2021.
(6)Forward starting swaps will become effective from January 2020 to June 2021.
(7)Forward starting floors will become effective from March 2021 to June 2021.
2020 Form 10-K 76

MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to Consolidated Financial Statements.)
On January 1, 2020, Huntington made an irrevocable election to subsequently measure all classes of residential MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the MSRs. The impact of the irrevocable election was not material.
At December 31, 2020, we had a total of $210 million of capitalized MSRs representing the right to service $23 billion in mortgage loans.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at December 31, 2020. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $10.8 billion as of December 31, 2020. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress scenario. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an
77 Huntington Bancshares Incorporated

evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
During 2020, Huntington heightened its overall liquidity risk management process, including additional communication, monitoring, and reporting, given changes in the economic environment as a result of COVID-19. Overnight funding markets continue to demonstrate ample liquidity with the ability to obtain short-term funding. We continue to closely monitor wholesale funding markets and all government sponsored programs in relation to Huntington’s liquidity position.
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
The composition and contractual maturity of the portfolio is presented on the following two tables:

Table 19 - Investment Securities and Other Securities Portfolio Summary
(dollar amounts in millions)	At December 31,
Available-for-sale securities, at fair value:	2020	2019	2018
U.S. Treasury, Federal agency, and other agency securities	$12,831	$10,458	$9,968
Municipal securities	3,004	3,055	3,440
Other	650	636	372
Total available-for-sale securities	$16,485	$14,149	$13,780

Held-to-maturity securities, at cost:
Federal agency and other agency securities	$8,858	$9,066	$8,560
Municipal securities	3	4	5
Total held-to-maturity securities	$8,861	$9,070	$8,565

Other securities:
Other securities, at cost:
Non-marketable equity securities (1)	$359	$387	$543
Other securities, at fair value:
Mutual Funds	50	53	20
Marketable equity securities	9	1	2
Total other securities	$418	$441	$565
Duration in years (2)	3.4	4.5	4.3
(1)Consists of FHLB and FRB restricted stock holdings carried at par.
(2)The average duration assumes a market driven prepayment rate on securities subject to prepayment.
2020 Form 10-K 78

Table 20 - Investment Securities Portfolio Composition and Contractual Maturity
	At December 31, 2020
	1 year or less		After 1 year through 5 years		After 5 years through 10 years		After 10 years		Total
(dollar amounts in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale securities, at fair value:
U.S. Treasury	$—	—%	$5	0.14%	$—	—%	$—	—%	$5	0.14%
Federal agencies:
Residential CMO	—	—	55	1.87	—	—	3,611	2.39	3,666	2.39
Residential MBS	—	—	—	—	—	—	7,935	1.59	7,935	1.59
Commercial MBS	—	—	—	—	—	—	1,163	2.17	1,163	2.17
Other agencies	1	3.44	45	2.52	16	2.48	—	—	62	2.53
Total U.S. Treasury, Federal agencies and other agencies	1	3.46	105	2.06	16	2.49	12,709	1.87	12,831	1.87
Municipal securities	289	2.41	1,016	2.13	1,186	2.77	513	3.20	3,004	2.58
Private-label CMO	—	—	4	0.54	3	2.50	2	1.73	9	1.49
Asset-backed securities	10	1.14	2	2.74	31	1.60	149	3.64	192	3.16
Corporate debt	1	3.30	26	1.80	418	1.78	—	—	445	1.78
Other securities/Sovereign debt	3	2.60	1	1.64	—	—	—	—	4	2.42
Total available-for-sale securities	$304	2.38%	$1,154	2.11%	$1,654	2.49%	$13,373	1.94%	$16,485	2.01%

Held-to-maturity securities, at cost:
Federal agencies:
Residential CMO	$—	—%	$25	3.07%	$—	—%	$1,754	2.67%	$1,779	2.67%
Residential MBS	—	—	—	—	—	—	3,715	2.01	3,715	2.01
Commercial MBS	—	—	86	3.04	34	2.77	2,998	2.97	3,118	2.97
Other agencies	—	—	49	2.47	97	2.47	100	2.53	246	2.50
Total Federal agencies and other agencies	—	—	160	2.87	131	2.55	8,567	2.49	8,858	2.50
Municipal securities	—	—	—	—	—	—	3	2.63	3	2.63
Total held-to-maturity securities	$—	—%	$160	2.87%	$131	2.55%	$8,570	2.49%	$8,861	2.50%
(1)Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At December 31, 2020, these core deposits funded 77% of total assets (116% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts have been reclassified as loan balances and were $14 million and $25 million at December 31, 2020 and December 31, 2019, respectively.
The following table reflects contractual maturities of certain deposits at December 31, 2020.

Table 21 - Maturity Schedule of time deposits, brokered deposits, and negotiable CDs
	At December 31, 2020
(dollar amounts in millions)	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$4,237	$54	$45	$18	$4,354
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$4,326	$197	$162	$83	$4,768
79 Huntington Bancshares Incorporated

The following table reflects deposit composition detail for each of the last three years:

Table 22 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2020		2019		2018 (1)
By Type:
Demand deposits—noninterest-bearing	$28,553	29%	$20,247	25%	$21,783	26%
Demand deposits—interest-bearing	26,757	27	20,583	25	20,042	24
Money market deposits	26,248	27	24,726	30	22,721	27
Savings and other domestic deposits	11,722	12	9,549	12	10,451	12
Core certificates of deposit (2)	1,425	1	4,356	5	5,924	7
Total core deposits:	94,705	96	79,461	97	80,921	96
Other domestic deposits of $250,000 or more	131	—	313	—	337	—
Brokered deposits and negotiable CDs	4,112	4	2,573	3	3,516	4
Total deposits	$98,948	100%	$82,347	100%	$84,774	100%
Total core deposits:
Commercial	$44,698	47%	$34,957	44%	$37,268	46%
Consumer	50,007	53	44,504	56	43,653	54
Total core deposits	$94,705	100%	$79,461	100%	$80,921	100%
(1)December 31, 2018 includes $210 million of noninterest-bearing and $662 million of interesting bearing deposits classified as held-for-sale.
(2)Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $53.4 billion and $39.6 billion at December 31, 2020 and December 31, 2019, respectively.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At December 31, 2020, total wholesale funding was $12.8 billion, a decrease from $15.3 billion at December 31, 2019. The decrease from the prior year-end primarily relates to an decrease in short-term borrowings and maturity, redemption and tender of long-term debt, partially offset by a increase in brokered deposits and negotiable CDs.
At December 31, 2020, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Table 23 - Maturity Schedule of Commercial Loans
	At December 31, 2020
(dollar amounts in millions)	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$9,329	$21,603	$4,441	$35,373	83%
Commercial real estate—construction	381	579	75	1,035	3
Commercial real estate—commercial	1,053	3,694	1,417	6,164	14
Total	$10,763	$25,876	$5,933	$42,572	100%
Variable-interest rates	$8,798	$20,693	$3,578	$33,069	78%
Fixed-interest rates	1,965	5,183	2,355	9,503	22
Total	$10,763	$25,876	$5,933	$42,572	100%
Percent of total	25%	61%	14%	100%
At December 31, 2020, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $14.4 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2020.
2020 Form 10-K 80

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
At December 31, 2020 and December 31, 2019, the parent company had $4.4 billion and $3.1 billion, respectively, in cash and cash equivalents.
On January 20, 2021, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on April 1, 2021, to shareholders of record on March 18, 2021. Based on the current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $153 million per quarter. On January 20, 2021, the Board of Directors declared a quarterly Series B, Series C, Series D, Series E, Series F, and Series G Preferred Stock dividend payable on April 15, 2021 to shareholders of record on April 1, 2021. Total cash demands required for Series B, Series C, Series D, Series E, Series F, and Series G Preferred Stock are expected to be approximately $31 million per quarter.
During 2020, the Bank paid preferred and common dividends of $45 million and $1.5 billion, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps and floors, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 23 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
INTEREST RATE SWAPS
Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans. See Note 21 - “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements for more information.
STANDBY LETTERS-OF-CREDIT
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 23 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
81 Huntington Bancshares Incorporated

COMMITMENTS TO SELL LOANS
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we have commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 23 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
We believe that off-balance sheet arrangements are properly considered in our liquidity risk management process.

Table 24 - Contractual Obligations (1)
(dollar amounts in millions)	At December 31, 2020
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$96,966	$—	$—	$—	$96,966
Certificates of deposit and other time deposits	1,591	336	55	—	1,982
Short-term borrowings	183	—	—	—	183
Long-term debt	1,866	3,629	1,442	1,254	8,191
Operating lease obligations	43	79	58	77	257
Purchase commitments	121	113	45	67	346
(1)Amounts do not include associated interest payments.
Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, failed business contingency plans, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. We actively monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data.
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
2020 Form 10-K 82

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
The goal of this framework is to implement effective operational risk-monitoring techniques and strategies; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
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
Capital
(This section should be read in conjunction with the “Regulatory Matters” section included in Part I, Item 1: Business and Note 24 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements.)
Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
The U.S. federal banking regulatory agencies have permitted BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued a final rule that provides the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The final rule allows BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Huntington has elected to adopt the final rule, which is reflected in the regulatory capital data presented below.
83 Huntington Bancshares Incorporated

Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including CET1, which we use to measure capital adequacy.

Table 25 - Capital Under Current Regulatory Standards (Basel III)
	At December 31,
(dollar amounts in millions)	2020	2019
CET 1 risk-based capital ratio:
Total shareholders’ equity	$12,992	11,795
Regulatory capital adjustments:
CECL transitional amount (1)	453	—
Shareholders’ preferred equity and related surplus	(2,196)	(1,207)
Accumulated other comprehensive loss (income) offset	(192)	256
Goodwill and other intangibles, net of taxes	(2,107)	(2,153)
Deferred tax assets that arise from tax loss and credit carryforwards	(63)	(44)
CET 1 capital	8,887	8,647
Additional tier 1 capital
Shareholders’ preferred equity and related surplus	2,196	1,207
Tier 1 capital	11,083	9,854
Long-term debt and other tier 2 qualifying instruments	660	672
Qualifying allowance for loan and lease losses	1,113	887
Total risk-based capital	$12,856	$11,413
Risk-weighted assets (RWA)	$88,878	$87,512
CET 1 risk-based capital ratio	10.00%	9.88%
Other regulatory capital data:
Tier 1 risk-based capital ratio	12.47	11.26
Total risk-based capital ratio	14.46	13.04
Tier 1 leverage ratio	9.32	9.62
(1)The CECL transitional amount includes the impact of Huntington's adoption of the new CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves from January 1, 2020 through December 31, 2020.

Table 26 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)	At December 31,
	2020	2019
Consolidated capital calculations:
Common shareholders’ equity	$10,800	$10,592
Preferred shareholders’ equity	2,192	1,203
Total shareholders’ equity	12,992	11,795
Goodwill	(1,990)	(1,990)
Other intangible assets (1)	(151)	—
Total tangible equity	10,851	9,805
Preferred shareholders’ equity	(2,192)	(1,203)
Total tangible common equity	$8,659	$8,602
Total assets	$123,038	$109,002
Goodwill	(1,990)	(1,990)
Other intangible assets (1)	(151)	(183)
Total tangible assets	$120,897	$106,829
Tangible equity / tangible asset ratio	8.98%	9.01%
Tangible common equity / tangible asset ratio	7.16	7.88
Tangible common equity / RWA ratio	9.74	9.62
(1)Other intangible assets are net of deferred tax liability.

2020 Form 10-K 84

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 27 - Regulatory Capital Data (1)
		At December 31,
(dollar amounts in millions)		Basel III
		2020	2019
Total risk-weighted assets	Consolidated	$88,878	$87,512
	Bank	88,601	87,298
CET 1 risk-based capital	Consolidated	8,887	8,647
	Bank	9,438	9,747
Tier 1 risk-based capital	Consolidated	11,083	9,854
	Bank	10,601	10,621
Tier 2 risk-based capital	Consolidated	1,774	1,559
	Bank	1,431	1,243
Total risk-based capital	Consolidated	12,856	11,413
	Bank	12,032	11,864
CET 1 risk-based capital ratio	Consolidated	10.00%	9.88%
	Bank	10.65	11.17
Tier 1 risk-based capital ratio	Consolidated	12.47	11.26
	Bank	11.97	12.17
Total risk-based capital ratio	Consolidated	14.46	13.04
	Bank	13.58	13.59
Tier 1 leverage ratio	Consolidated	9.32	9.26
	Bank	8.94	10.01
At December 31, 2020, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The balance sheet growth impact on regulatory capital ratios was largely offset by a change in asset mix during 2020 related to PPP loans and elevated deposits at the Federal Reserve, both of which are 0% risk weighted. The capital impact of earnings, adjusted for the CECL transition, was largely offset by the repurchase of $92 million of common stock over the last four quarters (primarily in the 2020 first quarter) and cash dividends.  The regulatory Tier 1 risk-based capital and total risk-based capital ratios also reflect the issuance of $500 million of Series F preferred stock and $500 million of Series G preferred stock in the 2020 second quarter and third quarter, respectively.
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
Shareholders’ equity totaled $13.0 billion at December 31, 2020, an increase of $1.2 billion or 10% when compared with December 31, 2019 due to the issuance of $500 million of Series F Preferred Stock and $500 million of Series G Preferred Stock in the 2020 second quarter and third quarter, respectively.
On February 2, 2021, Huntington issued $500 million of preferred stock. Huntington issued 20,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.50% Series H Non-Cumulative Perpetual Preferred Stock (Preferred H Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).
On June 25, 2020, we were notified by the FRB that certain large BHCs, including Huntington, were required to update and resubmit their capital plans because of changes in financial markets and the macroeconomic outlook that could have a material impact on the BHC’s risk profile and financial condition required the use of updated scenarios. On December 18, 2020, we were notified by the FRB that under both of the severely adverse and the alternative severely adverse economic stress scenarios in the supervisory stress tests, our modeled capital ratios
85 Huntington Bancshares Incorporated

would continue to exceed the minimum requirements under the FRB's capital adequacy rules. In addition, the FRB announced that they were extending, through March 31, 2021, the time period for the FRB to notify certain large BHCs, including Huntington, whether the FRB will recalculate BHC’s stress capital buffer.
The FRB also announced that certain large BHCs, including Huntington, will be permitted to make both dividend and share repurchases during the first quarter of 2021, subject to limits based on the amount of dividends paid in the second quarter of 2020 and the Bank's average net income for the four preceding quarters. Our first quarter dividend that was declared by the Board of Directors on January 22, 2021 complies with these limits. The FRB will conduct additional analysis each quarter to determine if the restrictions on first quarter capital distributions should be extended to future quarters.
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
For a discussion of business segment trends for 2019 versus 2018, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Business Segment Discussion included in our 2019 Form 10-K, filed with the SEC on February 14, 2020.
Revenue Sharing
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to customers. Results of operations for the business segments reflect these fee sharing allocations.
2020 Form 10-K 86

Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses and a small amount of other residual unallocated expenses, are allocated to the four business segments.
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
Net Income by Business Segment
Net income by business segment for the past three years is presented in the following table:

Table 28 - Net Income by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Consumer and Business Banking	$270	$635	$502
Commercial Banking	78	553	624
Vehicle Finance	120	172	162
RBHPCG	85	113	119
Treasury / Other	264	(62)	(14)
Net income	$817	$1,411	$1,393
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
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
87 Huntington Bancshares Incorporated

Consumer and Business Banking

Table 29 - Key Performance Indicators for Consumer and Business Banking
	Year Ended December 31,		Change from 2019
(dollar amounts in millions unless otherwise noted)	2020	2019	Amount	Percent	2018
Net interest income	$1,436	$1,766	$(330)	(19)%	$1,727
Provision for credit losses	265	114	151	132	137
Noninterest income	945	825	120	15	744
Noninterest expense	1,774	1,673	101	6	1,699
Provision for income taxes	72	169	(97)	(57)	133
Net income	$270	$635	$(365)	(57)%	$502
Number of employees (average full-time equivalent)	7,908	8,000	(92)	(1)%	8,348
Total average assets	$28,853	$25,411	$3,442	14	$25,147
Total average loans/leases	25,453	22,130	3,323	15	22,037
Total average deposits	56,960	51,645	5,315	10	47,782
Net interest margin	2.48%	3.37%	(0.89)%	(26)	3.56%
NCOs	$102	$128	$(26)	(20)	$108
NCOs as a % of average loans and leases	0.40%	0.58%	(0.18)%	(31)	0.49%
2020 versus 2019
Consumer and Business Banking, including Home Lending, reported net income of $270 million in 2020, a decrease of $365 million, or 57%, compared with net income of $635 million in 2019. Segment net interest income decreased $330 million, or 19%, due to decreased spread on deposits. The provision for credit losses increased $151 million, or 132% due to the deteriorating economic environment as a result of the COVID-19 pandemic. Noninterest income increased $120 million, or 15%, primarily due to increased mortgage banking income, partially offset by lower service charge income reflecting reduced customer activity and elevated deposit levels. Noninterest expense increased $101 million, or 6%, due to increased personnel and allocated overhead, slightly offset by lower occupancy and equipment expense as a result of branch consolidations and divestitures, along with decreased travel.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $78 million in 2020, compared with a net income of $23 million in the prior year. Noninterest income increased $179 million, driven primarily by higher secondary marketing spreads and an increase in salable mortgage originations. Noninterest expense increased $80 million due to higher personnel expense as a result of higher origination volumes.

Commercial Banking

Table 30 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2019
(dollar amounts in millions unless otherwise noted)	2020	2019	Amount	Percent	2018
Net interest income	$903	$1,037	$(134)	(13)%	$1,013
Provision for credit losses	626	132	494	374	42
Noninterest income	364	359	5	1	321
Noninterest expense	542	564	(22)	(4)	502
Provision for income taxes	21	147	(126)	(86)	166
Net income	$78	$553	$(475)	(86)%	$624
Number of employees (average full-time equivalent)	1,276	1,317	(41)	(3)%	1,256
Total average assets	$35,490	$33,843	$1,647	5	$31,209
Total average loans/leases	27,234	27,151	83	—	26,137
Total average deposits	23,321	21,072	2,249	11	22,197
Net interest margin	3.04%	3.49%	(0.45)%	(13)	3.53%
NCOs	$302	$93	$209	225	$(7)
NCOs as a % of average loans and leases	1.11%	0.34%	0.77%	226	(0.03)%
2020 Form 10-K 88

2020 versus 2019
Commercial Banking reported net income of $78 million in 2020, a decrease of $475 million, or 86%, compared to the year ago period. Segment net interest income decreased $134 million, or 13%, primarily due to a 45 basis point decrease in net interest margin driven by a sharp decline in the benefit of deposits. The provision for credit losses increased $494 million, or 374%, due to the deteriorating economic environment as a result of the COVID-19 pandemic, as well as an increase incurred losses largely driven by oil and gas, a coal-related credit and a large retail mall REIT relationship. Noninterest income increased $5 million, or 1%, largely driven by an increase in treasury management related revenue reflecting the impact of lower earnings credits on commercial deposit service charges, partially offset by a decline in the gains on sale of loans and leases. Noninterest expense decreased $22 million, or 4%, primarily due to personnel expense reflecting a reduction in incentives and a 3% reduction in full-time equivalent employees, and lower travel and business development expense as a result of COVID-19 related shelter-in-place ordinances, partially offset by an increase in outside data processing and other services.

Vehicle Finance

Table 31 - Key Performance Indicators for Vehicle Finance
	Year Ended December 31,		Change from 2019
(dollar amounts in millions unless otherwise noted)	2020	2019	Amount	Percent	2018
Net interest income	$430	$397	$33	8%	$392
Provision (reduction in allowance) for credit losses	146	44	102	232	55
Noninterest income	9	12	(3)	(25)	11
Noninterest expense	141	148	(7)	(5)	143
Provision for income taxes	32	45	(13)	(29)	43
Net income	$120	$172	$(52)	(30)%	$162
Number of employees (average full-time equivalent)	266	265	1	—%	264
Total average assets	$19,760	$19,393	$367	2	$18,430
Total average loans/leases	19,939	19,466	473	2	18,484
Total average deposits	653	333	320	96	338
Net interest margin	2.15%	2.04%	0.11%	5	2.12%
NCOs	$45	$43	$2	5	$43
NCOs as a % of average loans and leases	0.23%	0.22%	0.01%	5	0.23%
2020 versus 2019
Vehicle Finance reported net income of $120 million in 2020, a decrease of $52 million, or 30%, compared with net income of $172 million in 2019. The decrease was primarily driven by a $102 million increase in the provision for loan losses due to the changes in the economic outlook as a result of the COVID-19 pandemic. Segment net interest income increased $33 million or 8%, due to a 11 basis point increase in the net interest margin and a $0.5 billion increase in average loan balances. The increase in average loan balances reflects strong indirect auto and RV and marine originations over the past 12 months which have more than offset lower commercial balances as a result of lower floor plan line utilization. Noninterest income decreased $3 million primarily as a result of lower servicing revenue as the remaining underlying serviced loans were repurchased during the latter half of 2020, while noninterest expense decreased $7 million, or 5%, primarily reflecting lower allocated overhead.
89 Huntington Bancshares Incorporated

Regional Banking and The Huntington Private Client Group

Table 32 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Year Ended December 31,		Change from 2019
(dollar amounts in millions unless otherwise noted)	2020	2019	Amount	Percent	2018
Net interest income	$160	$198	$(38)	(19)%	$203
Provision (reduction in allowance) for credit losses	11	(3)	14	467	1
Noninterest income	201	198	3	2	193
Noninterest expense	243	256	(13)	(5)	244
Provision for income taxes	22	30	(8)	(27)	32
Net income	$85	$113	$(28)	(25)%	$119
Number of employees (average full-time equivalent)	1,018	1,057	(39)	(4)%	1,026
Total average assets	$6,845	$6,438	$407	6	$5,802
Total average loans/leases	6,574	6,132	442	7	5,487
Total average deposits	6,531	5,983	548	9	5,926
Net interest margin	2.36%	3.18%	(0.82)%	(26)	3.32%
NCOs	$—	$1	$(1)	(100)	$—
NCOs as a % of average loans and leases	0.01%	0.02%	(0.01)%	(50)	—%
Total assets under management (in billions)—eop	$19.8	$17.5	$2.3	13	$15.3
Total trust assets (in billions)—eop	123.0	121.8	1.2	1	105.1
eop—End of Period.
2020 versus 2019
RBHPCG reported net income of $85 million in 2020, a decrease of $28 million, or 25%, compared with a net income of $113 million in 2019. Net interest income decreased $38 million, or 19%, due to an 82 basis point decrease in net interest margin, reflecting both lower deposit and loan spreads. Average loans increased $0.4 billion, or 7%, primarily due to residential real estate mortgage loans, and average deposits increased $0.5 billion, or 9%, primarily related to PPP, stimulus, and higher customer liquidity levels. Noninterest income increased $3 million, or 2%, primarily due to the gain on sale of Retirement Plan Services recordkeeping and administrative services, higher residential title and life insurance fees, and an increase in assets under management. Noninterest expense decreased $13 million, or 5%, primarily due to lower travel and business development expense as well as lower sponsorships due to delays or cancellation of events.
RESULTS FOR THE FOURTH QUARTER
Earnings Discussion
In the 2020 fourth quarter, we reported net income of $316 million, a decrease of $1 million, from the 2019 fourth quarter. Diluted earnings per common share for the 2020 fourth quarter were $0.27, a decrease of $0.01 from the year-ago quarter.
Net Interest Income / Average Balance Sheet
FTE net interest income for the 2020 fourth quarter increased $44 million, or 6%, from the 2019 fourth quarter. This reflected a $12.2 billion, or 12%, increase in average earning assets, partially offset by an 18 basis point decrease in the FTE net interest margin to 2.94%. The NIM compression reflected a 90 basis point decrease in average earning asset yields and a 25 basis point decrease in the benefit of non-interest bearing funding sources, partially offset by a 97 basis point decrease in the cost of interest bearing liabilities. These decreases reflected the impact of lower interest rates and changes in balance sheet mix, including elevated deposits at the Federal Reserve Bank.
2020 Form 10-K 90

Table 33 - Average Earning Assets - 2020 Fourth Quarter vs. 2019 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Loans/Leases
Commercial and industrial	$34,850	$30,373	$4,477	15%
Commercial real estate	7,177	6,806	371	5
Total commercial	42,027	37,179	4,848	13
Automobile	12,857	12,607	250	2
Home equity	8,919	9,192	(273)	(3)
Residential mortgage	12,100	11,330	770	7
RV and marine	4,181	3,564	617	17
Other consumer	1,032	1,231	(199)	(16)
Total consumer	39,089	37,924	1,165	3
Total loans/leases	81,116	75,103	6,013	8
Total securities	24,075	23,161	914	4
Loans held-for-sale and other earning assets	7,031	1,798	5,233	291
Total earning assets	$112,222	$100,062	$12,160	12%
Average earning assets for the 2020 fourth quarter increased $12.2 billion, or 12%, from the year-ago quarter, primarily reflecting a $6.0 billion, or 8%, increase in average total loans and leases. Average C&I loans increased $4.5 billion, or 15%, primarily reflecting $6.2 billion of average PPP loans, partially offset by a $0.9 billion decrease in dealer floorplan loans. Average residential mortgage loans increased $0.8 billion, or 7%, reflecting robust mortgage production in the second half of 2020. Average RV and marine loans increased $0.6 billion, or 17%, reflecting strong consumer demand and continued strong production levels. Average held-for-sale and other earning assets increased $5.2 billion, or 291%, primarily reflecting the $4.8 billion increase in interest bearing deposits at the Federal Reserve Bank. Average total securities increased $0.9 billion, or 4%, primarily reflecting the net purchase of securities during the 2020 fourth quarter and the $0.2 billion mark-to-market of the available-for-sale portfolio.

Table 34 - Average Interest-Bearing Liabilities - 2020 Fourth Quarter vs. 2019 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Interest-bearing deposits:
Demand deposits: interest-bearing	25,094	20,140	4,954	25
Money market deposits	26,144	24,560	1,584	6
Savings and other domestic deposits	11,468	9,552	1,916	20
Core certificates of deposit	1,479	4,795	(3,316)	(69)
Other domestic deposits of $250,000 or more	139	313	(174)	(56)
Brokered deposits and negotiable CDs	4,100	2,589	1,511	58
Total interest-bearing deposits	68,424	61,949	6,475	10
Short-term borrowings	239	1,965	(1,726)	(88)
Long-term debt	8,799	9,886	(1,087)	(11)
Total interest-bearing liabilities	$77,462	$73,800	$3,662	5%
Average total interest-bearing liabilities for the 2020 fourth quarter increased $3.7 billion, or 5%, from the year-ago quarter. Average interest-bearing demand deposits increased $5.0 billion, or 25%, average savings and other domestic deposits increased $1.9 billion, or 20%, and average money market deposits increased $1.6 billion, or 6%. Average brokered deposits and negotiable CDs increased $1.5 billion, or 58%, reflecting balance growth in new and existing brokered deposit accounts. Partially offsetting these increases, average core CDs decreased $3.3 billion, or 69%, reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Average total debt decreased $2.8 billion, or 24%, reflecting the repayment of short‐term borrowings, the maturity and issuance of $2.1 billion and $1.2 billion of long-term debt, respectively, over the past five quarters, and the purchase of $0.5 billion of long-term debt under the tender offer completed in November 2020, all due to the strong core deposit growth.
91 Huntington Bancshares Incorporated

Provision for Credit Losses
The provision for credit losses increased $24 million to $103 million in the 2020 fourth quarter compared to $79 million from the year-ago quarter.

Noninterest Income

Table 35 - Noninterest Income - 2020 Fourth Quarter vs. 2019 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Mortgage banking income	$90	$58	$32	55%
Service charges on deposit accounts	78	95	(17)	(18)
Card and payment processing income	65	64	1	2
Trust and investment management services	49	47	2	4
Capital markets fees	34	31	3	10
Insurance income	25	24	1	4
Bank owned life insurance income	14	17	(3)	(18)
Gain on sale of loans	13	16	(3)	(19)
Net (losses) gains on sales of securities	—	(22)	22	100
Other noninterest income	41	42	(1)	(2)
Total noninterest income	$409	$372	$37	10%
Noninterest income for the 2020 fourth quarter increased $37 million, or 10%, from the year-ago quarter. Mortgage banking income increased $32 million, or 55%, primarily reflecting higher volume and overall salable spreads, partially offset by a $16 million decrease in income from net mortgage servicing rights (MSR) risk management. The 2020 fourth quarter included no net gains or losses on sales of securities, while the year-ago quarter included $22 million of net losses related to the $2 billion portfolio repositioning completed in the quarter. Service charges on deposits accounts decreased $17 million, or 18%, primarily reflecting reduced customer activity and elevated deposits.

Noninterest Expense

Table 36 - Noninterest Expense - 2020 Fourth Quarter vs. 2019 Fourth Quarter
	Fourth Quarter		Change
(dollar amounts in millions)	2020	2019	Amount	Percent
Personnel costs	$426	$426	$—	—%
Outside data processing and other services	111	89	22	25
Equipment	49	42	7	17
Net occupancy	39	41	(2)	(5)
Professional services	21	14	7	50
Amortization of intangibles	10	12	(2)	(17)
Marketing	15	9	6	67
Deposit and other insurance expense	8	10	(2)	(20)
Other noninterest expense	77	58	19	33
Total noninterest expense	$756	$701	$55	8%
Number of employees (average full-time equivalent)	15,477	15,495	(18)	—%
Noninterest expense for the 2020 fourth quarter increased $55 million, or 8%, from the year-ago quarter. Outside data processing and other services expense increased $22 million, or 25%, primarily driven by expenses related to technology investments. Other noninterest expense increased $19 million, or 33%, primarily reflecting a $20 million donation to The Columbus Foundation and $7 million of expense from the November 2020 debt tender, partially offset by a $4 million final true-up of the earn out related to the Hutchinson, Shockey, Erley & Co. acquisition in the year-ago quarter. Equipment expense increased $7 million, or 17%, primarily reflecting increased depreciation expense related to technology investments as well as expense related to the branch and facilities consolidations announced in the 2020 third quarter. Professional services expense increased $7 million, or 50%, due to $8 million of TCF merger-related expense. Marketing increased $6 million, or 67%, primarily reflecting strategic
2020 Form 10-K 92

marketing campaigns. The 2020 fourth quarter and 2019 fourth quarter included $6 million and $25 million of total noninterest expense, respectively, related to the previously-announced position reductions and consolidation of branches and other corporate facilities.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 19 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
The provision for income taxes was $59 million in the 2020 fourth quarter compared to $55 million in the 2019 fourth quarter. The effective tax rates for the 2020 fourth quarter and 2019 fourth quarter were 15.8% and 14.8%, respectively.
At December 31, 2020, the Company had a net federal deferred tax liability of $158 million and a net state deferred tax asset of $24 million.
Credit Quality
NCOs
NCOs increased $39 million year-over-year to $112 million. The increase in commercial NCOs was related to the loss incurred on loan sales from one retail mall REIT relationship, while the decrease in consumer NCOs reflected continued strong performance in those portfolios. NCOs represented an annualized 0.55% of average loans and leases in the current quarter, relatively unchanged from the prior quarter and up from 0.39% in the year-ago quarter.
NALs
Asset quality metrics remained in line with overall expectations. The consumer portfolio metrics remained relatively stable, reflecting normal seasonal impacts. The commercial portfolio metrics reflected continued volatility in the oil and gas portfolio, while the remainder of the commercial portfolio has performed well.
NALs increased $64 million, or 14%, from the year-ago quarter to $532 million, or 0.65% of total loans and leases. The year-over-year increase was primarily in the C&I portfolio. OREO balances decreased $7 million, or 64%, from the year-ago quarter. NPAs increased to $563 million, or 0.69% of total loans and leases and OREO. On a linked quarter basis, NALs decreased $37 million, or 7%, while NPAs decreased $39 million, or 6%.
ACL
(This section should be read in conjunction with Note 5 - ”Loans / Leases” and Note 6 - “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.)
The ALLL increased by $1.0 billion from the year ago quarter, increasing as a percentage of total loans and leases to 2.22% compared to 1.04% a year ago. The ALLL as a percentage of period-end total NALs increased to 341% from 167% over the same period. The ACL increased by $1.0 billion from the year-ago quarter to $1.9 billion, or 2.29% of total loans and leases. On a linked quarter basis, the ACL decreased $12 million. We believe the levels of the ALLL and ACL are appropriate given the current level of problem loans and the economic outlook.
93 Huntington Bancshares Incorporated

Table 37 - Selected Quarterly Financial Information
	Three Months Ended
(amounts in millions, except per share data)	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Interest income	$878	$892	$902	$975
Interest expense	53	75	110	185
Net interest income	825	817	792	790
Provision for credit losses	103	177	327	441
Net interest income after provision for credit losses	722	640	465	349
Total noninterest income	409	430	391	361
Total noninterest expense	756	712	675	652
Income before income taxes	375	358	181	58
Provision (benefit) for income taxes	59	55	31	10
Net income	316	303	150	48
Dividends on preferred shares	35	28	19	18
Net income applicable to common shares	$281	$275	$131	$30
Common shares outstanding
Average—basic	1,017	1,017	1,016	1,018
Average—diluted	1,036	1,031	1,029	1,035
Ending	1,017	1,017	1,017	1,014
Book value per common share	$10.62	$10.54	$10.44	$10.42
Tangible book value per common share (1)	8.51	8.43	8.32	8.28
Per common share
Net income—basic	$0.28	$0.27	$0.13	$0.03
Net income—diluted	0.27	0.27	0.13	0.03
Return on average total assets	1.04%	1.01%	0.51%	0.17%
Return on average common shareholders’ equity	10.4	10.2	5.0	1.1
Return on average tangible common shareholders’ equity (2)	13.3	13.2	6.7	1.8
Efficiency ratio (3)	60.2	56.1	55.9	55.4
Effective tax rate	15.8	15.2	17.2	17.0
Margin analysis-as a % of average earning assets (5)
Interest income (4)	3.13%	3.22%	3.35%	3.88%
Interest expense	0.19	0.26	0.41	0.74
Net interest margin (4)	2.94%	2.96%	2.94%	3.14%
Revenue—FTE
Net interest income	$825	$817	$792	$790
FTE adjustment	5	5	5	6
Net interest income (4)	830	822	797	796
Noninterest income	409	430	391	361
Total revenue (4)	$1,239	$1,252	$1,188	$1,157

Table 38 - Selected Quarterly Capital Data
Capital adequacy (Basel III)	2020
(dollar amounts in millions)	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	$88,878	$88,417	$87,323	$90,193
Tier 1 leverage ratio (period end)	9.32%	9.31%	8.86%	9.01%
CET 1 risk-based capital ratio	10.00	9.89	9.84	9.47
Tier 1 risk-based capital ratio (period end)	12.47	12.37	11.79	10.81
Total risk-based capital ratio (period end)	14.46	14.39	13.84	12.74
Tangible common equity / tangible asset ratio (5) (7)	7.16	7.27	7.28	7.52
Tangible equity / tangible asset ratio (6) (7)	8.98	9.13	8.74	8.60
Tangible common equity / risk-weighted assets ratio (7)	9.74	9.70	9.69	9.32
(1)Other intangible assets are net of deferred tax liability.
(2)Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability.
2020 Form 10-K 94

(3)Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
(4)Presented on a FTE basis assuming a 21% tax rate.
(5)Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.
(6)Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.
(7)Tangible equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Table 39 - Selected Quarterly Financial Information
	Three Months Ended
(amounts in millions, except per share data)	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Interest income	$1,011	$1,052	$1,068	$1,070
Interest expense	231	253	256	248
Net interest income	780	799	812	822
Provision for credit losses	79	82	59	67
Net interest income after provision for credit losses	701	717	753	755
Total noninterest income	372	389	374	319
Total noninterest expense	701	667	700	653
Income before income taxes	372	439	427	421
Provision (benefit) for income taxes	55	67	63	63
Net income	317	372	364	358
Dividends on preferred shares	19	18	18	19
Net income applicable to common shares	$298	$354	$346	$339
Common shares outstanding
Average—basic	1,029	1,035	1,045	1,047
Average—diluted	1,047	1,051	1,060	1,066
Ending	1,020	1,033	1,038	1,046
Book value per share	$10.38	$10.37	$10.08	$9.78
Tangible book value per share (1)	8.25	8.25	7.97	7.67
Per common share
Net income—basic	$0.29	$0.34	$0.33	$0.32
Net income —diluted	0.28	0.34	0.33	0.32
Return on average total assets	1.15%	1.37%	1.36%	1.35%
Return on average common shareholders’ equity	11.1	13.4	13.5	13.8
Return on average tangible common shareholders’ equity (2)	14.3	17.3	17.7	18.3
Efficiency ratio (3)	58.4	54.7	57.6	55.8
Effective tax rate	14.8	15.4	14.6	15.0
Margin analysis-as a % of average earning assets (5)
Interest income (4)	4.03%	4.21%	4.35%	4.40%
Interest expense	0.91	1.01	1.04	1.01
Net interest margin (4)	3.12%	3.20%	3.31%	3.39%
Revenue—FTE
Net interest income	$780	$799	$812	$822
FTE adjustment	6	6	7	7
Net interest income (4)	786	805	819	829
Noninterest income	372	389	374	319
Total revenue (4)	$1,158	$1,194	$1,193	$1,148
95 Huntington Bancshares Incorporated

Table 40 - Selected Quarterly Capital Data
Capital adequacy (Basel III)	2019
(dollar amounts in millions)	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	$87,512	$86,719	$86,332	$85,966
Tier 1 leverage ratio	9.26%	9.34%	9.24%	9.16%
Tier 1 risk-based capital ratio	9.88	10.02	9.88	9.84
Total risk-based capital ratio	11.26	11.41	11.28	11.25
Tier 1 common risk-based capital ratio	13.04	13.29	13.13	13.11
Tangible common equity / tangible asset ratio (5)(7)	7.88	8.00	7.80	7.57
Tangible equity / tangible asset ratio (6)(7)	9.01	9.13	8.93	8.71
Tangible common equity / risk-weighted assets ratio (7)	9.62	9.83	9.58	9.34
(1)Other intangible assets are net of deferred tax liability.
(2)Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax.
(3)Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
(4)Presented on a FTE basis assuming a 21% tax rate.
(5)Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.
(6)Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax.
(7)Tangible equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and our business, results of operations, and financial condition; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement between Huntington and TCF; the outcome of any legal proceedings that may be instituted against Huntington or TCF; delays in completing the transaction; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction); the failure to obtain shareholder approvals or to satisfy any of the other conditions to the transaction on a timely basis or at all; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two
2020 Form 10-K 96

companies or as a result of the strength of the economy and competitive factors in the areas where Huntington and TCF do business; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; the ability to complete the transaction and integration of Huntington and TCF successfully; the dilution caused by Huntington’s issuance of additional shares of its capital stock in connection with the transaction; and other factors that may affect the future results of Huntington and TCF.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. Neither Huntington nor TCF assumes any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
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
97 Huntington Bancshares Incorporated

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
Allowance for Credit Losses
Our ACL at December 31, 2020 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded loan commitments and letters of credit. Management estimates the allowance for credit losses by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
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
Given the dynamic relationship between macro-economic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate this quarter.
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections and COVID-19 deaths being significantly above the baseline projections, leading to a much slower re-opening of the economy. Under this scenario, as an example, the unemployment rate remains elevated for a prolonged period and is estimated to remain at 10.2% and 8.7% at the end of 2021 and 2022, respectively. These numbers represent approximately 3% higher unemployment estimates than baseline scenario projections of 7.2% and 5.6%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative allowance impact of approximately $700 million.
The resulting difference is not intended to represent an expected increase in allowance levels for a number of reasons including the following:
•Management uses a weighted approach applied to multiple economic scenarios for its allowance estimation process;
•The highly uncertain economic environment;
•The difficulty in predicting the inter-relationships between the economic parameters used in the various economic scenarios; and
•The sensitivity estimate does not account for any general reserve components and associated risk profile adjustments incorporated by management as part of its overall allowance framework.
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial
2020 Form 10-K 98

obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets, such as the current COVID-19 pandemic, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations. The extent to which the current COVID-19 pandemic has and will continue to negatively impact our businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 5 - ”Loans / Leases” and Note 6 - “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.
The fair value hierarchy requires use of observable inputs first and subsequently unobservable inputs when observable inputs are not available. Our fair value measurements involve various valuation techniques and models, which involve inputs that are observable (Level 1 or Level 2 in fair value hierarchy), when available. The level of judgment required to determine fair value is dependent on the methods or techniques used in the process. Assets and liabilities that are measured at fair value using quoted prices in active markets (Level 1) do not require significant judgment while the valuation of assets and liabilities when quoted market prices are not available (Levels 2 and 3) may require significant judgment to assess whether observable or unobservable inputs for those assets and liabilities provide reasonable determination of fair value. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 20 - “Fair Value of Assets and Liabilities” of the Notes to Consolidated Financial Statements.
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
The emergence of COVID-19 as a global pandemic during 2020 has resulted in significant deterioration of the economic environment which has impacted expected earnings. The heightened uncertainty in the economic environment has remained throughout 2020. As a result, management performed an assessment of the goodwill balance at December 31, 2020. A qualitative assessment was deemed to be sufficient and reasonable and the result of this assessment indicated it was probable that the fair value of each of our reporting units continues to exceed the respective carrying values and therefore management determined that a full goodwill test was not warranted. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance could be required in future periods. Any impairment charge would
99 Huntington Bancshares Incorporated

not affect Huntington’s regulatory capital ratios, tangible common equity ratio or liquidity position. For more information, see Note 8 - “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2020 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
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
2020 Form 10-K 100

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2020, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Zachary Wasserman – Senior Executive Vice President and Chief Financial Officer
February 26, 2021

101 Huntington Bancshares Incorporated

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of January 1, 2020.
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
2020 Form 10-K 102

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

Valuation of Allowance for Credit Losses – General Reserve

As described in Notes 1 and 6 to the consolidated financial statements, management’s estimate of the allowance for credit losses includes a general reserve component which consists of various risk-profile reserve components. The risk-profile components consider items unique to the Company’s structure, policies, processes, and portfolio composition. The general reserve also considers qualitative measurements and assessments of the Company’s loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons, and internal review functions.

The principal considerations for our determination that performing procedures relating to the valuation of the general reserve component of the allowance for credit losses is a critical audit matter are (i) the valuation involved the application of significant judgment and estimation by management when determining the general reserve calculation, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the assumptions used in the general reserve, (ii) the significant audit effort in evaluating management’s methodology, significant assumptions and calculations relating to the general reserve component, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of the Company’s general reserve component of allowance for credit losses. These procedures also included, among others, testing management’s process for determining the general reserve component, including evaluating the appropriateness of management’s methodology, testing the completeness and accuracy of data utilized by management and evaluating the reasonableness of significant assumptions relating to the general reserve component. Evaluating management’s assumptions relating to the general reserve component involved evaluating whether the assumptions used were reasonable considering portfolio composition, relevant market data, and indicators of economic uncertainty. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methodology, significant assumptions and calculations relating to the general reserve component.
Columbus, Ohio
February 26, 2021
We have served as the Company’s auditor since 2015.
103 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	December 31,
(dollar amounts in millions)	2020	2019
Assets
Cash and due from banks	$1,319	$1,045
Interest-bearing deposits at Federal Reserve Bank	5,276	125
Interest-bearing deposits in banks	117	102
Trading account securities	62	99
Available-for-sale securities	16,485	14,149
Held-to-maturity securities	8,861	9,070
Other securities	418	441
Loans held for sale (includes $1,198 and $781 respectively, measured at fair value)(1)	1,275	877
Loans and leases (includes $94 and $81 respectively, measured at fair value)(1)	81,608	75,404
Allowance for loan and lease losses	(1,814)	(783)
Net loans and leases	79,794	74,621
Bank owned life insurance	2,577	2,542
Premises and equipment	757	763
Goodwill	1,990	1,990
Servicing rights and other intangible assets	428	475
Other assets	3,679	2,703
Total assets	$123,038	$109,002
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$28,553	$20,247
Interest-bearing	70,395	62,100
Total Deposits	98,948	82,347
Short-term borrowings	183	2,606
Long-term debt	8,352	9,849
Other liabilities	2,562	2,405
Total liabilities	110,045	97,207
Commitments and Contingent Liabilities (Note 23)
Shareholders’ equity
Preferred stock	2,191	1,203
Common stock	10	10
Capital surplus	8,781	8,806
Less treasury shares, at cost	(59)	(56)
Accumulated other comprehensive loss	192	(256)
Retained earnings	1,878	2,088
Total shareholders’ equity	12,993	11,795
Total liabilities and shareholders’ equity	$123,038	$109,002
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,017,196,776	1,020,003,482
Treasury shares outstanding	5,062,054	4,537,605
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	750,500	740,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 20.
See Notes to Consolidated Financial Statements
2020 Form 10-K 104

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share data, share amounts in thousands)	2020	2019	2018
Interest and fee income:
Loans and leases	$3,085	$3,541	$3,305
Available-for-sale securities
Taxable	237	295	279
Tax-exempt	61	83	97
Held-to-maturity securities-taxable	215	218	211
Other securities-taxable	6	16	25
Other interest income	43	48	32
Total interest income	3,647	4,201	3,949
Interest expense
Deposits	197	585	391
Short-term borrowings	13	54	48
Long-term debt	213	349	321
Total interest expense	423	988	760
Net interest income	3,224	3,213	3,189
Provision for credit losses	1,048	287	235
Net interest income after provision for credit losses	2,176	2,926	2,954
Mortgage banking income	366	167	108
Service charges on deposit accounts	301	372	364
Card and payment processing income	248	246	224
Trust and investment management services	189	178	171
Capital markets fees	125	123	108
Insurance income	97	88	82
Bank owned life insurance income	64	66	67
Gain on sale of loans	42	55	55
Net (losses) gains on sales of securities	(1)	(24)	(21)
Other noninterest income	160	183	163
Total noninterest income	1,591	1,454	1,321
Personnel costs	1,692	1,654	1,559
Outside data processing and other services	384	346	294
Equipment	180	163	164
Net occupancy	158	159	184
Professional services	55	54	60
Amortization of intangibles	41	49	53
Marketing	38	37	53
Deposit and other insurance expense	32	34	63
Other noninterest expense	215	225	217
Total noninterest expense	2,795	2,721	2,647
Income before income taxes	972	1,659	1,628
Provision for income taxes	155	248	235
Net income	817	1,411	1,393
Dividends on preferred shares	100	74	70
Net income available to common shareholders	$717	$1,337	$1,323
Average common shares—basic	1,017,117	1,038,840	1,081,542
Average common shares—diluted	1,032,683	1,056,079	1,105,985
Per common share:
Net income—basic	$0.71	$1.29	$1.22
Net income—diluted	0.69	1.27	1.20
See Notes to Consolidated Financial Statements
105 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Net income	$817	$1,411	$1,393
Other comprehensive income, net of tax:
Total unrealized gains (losses) on available-for-sale securities	216	335	(84)
Change in fair value related to cash flow hedges	234	23	—
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	(2)	(5)	4
Other comprehensive income (loss), net of tax	448	353	(80)
Comprehensive income	$1,265	$1,764	$1,313
See Notes to Consolidated Financial Statements
2020 Form 10-K 106

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
	Preferred Stock						Other
(dollar amounts in millions, except per share data, share amounts in thousands)		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
	Amount	Shares	Amount	Surplus	Shares	Amount	Gain (Loss)	Earnings	Total
Year Ended December 31, 2020
Balance, beginning of year	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795
Cumulative-effect of change in accounting principle (ASU 2016-13), net of tax								(306)	(306)
Net income								817	817
Other comprehensive income (loss)							448		448
Net proceeds from issuance of Preferred Stock	988								988
Repurchases of common stock		(7,504)	—	(92)					(92)
Cash dividends declared:
Common ($0.60 per share)								(621)	(621)
Preferred								(100)	(100)
Recognition of the fair value of share-based compensation				77					77
Other share-based compensation activity		5,372	—	(9)				—	(9)
Other		(151)	—	(1)	(525)	(3)		—	(4)
Balance, end of year	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993

Year Ended December 31, 2019
Balance, beginning of year	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
Net income								1,411	1,411
Other comprehensive income (loss)							353		353
Repurchases of common stock		(31,494)	(1)	(440)					(441)
Cash dividends declared:
Common ($0.58 per share)								(611)	(611)
Preferred								(74)	(74)
Recognition of the fair value of share-based compensation				83					83
Other share-based compensation activity		5,451	—	(18)					(18)
Other		—	—	—	(720)	(11)		1	(10)
Balance, end of year	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795

Year Ended December 31, 2018
Balance, beginning of year	$1,071	1,075,295	$11	$9,707	(3,268)	$(35)	$(528)	$588	$10,814
Cumulative-effect of change in accounting principle (ASU 2016-01), net of tax							(1)	1	—
Net income								1,393	1,393
Other comprehensive income (loss)							(80)		(80)
Net proceeds from issuance of Preferred Series E Stock	495								495
Repurchases of common stock		(61,644)	—	(939)					(939)
Cash dividends declared:
Common ($0.50 per share)								(541)	(541)
Preferred								(70)	(70)
Conversion of Preferred Series A Stock to Common Stock	(363)	30,330		363					—
Recognition of the fair value of share-based compensation				78					78
Other share-based compensation activity		6,603	—	(31)				(10)	(41)
Other		—	—	3	(549)	(10)		—	(7)
Balance, end of year	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102
See Notes to Consolidated Financial Statements
107 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Operating activities
Net income	$817	$1,411	$1,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,048	287	235
Depreciation and amortization	367	386	493
Share-based compensation expense	77	83	78
Deferred income tax expense	(93)	23	63
Net change in:
Trading account securities	37	(32)	(11)
Loans held for sale	(534)	(214)	(301)
Other assets	(1,077)	(593)	(235)
Other liabilities	683	194	22
Other, net	(2)	29	(11)
Net cash provided by (used in) operating activities	1,323	1,574	1,726
Investing activities
Change in interest bearing deposits in banks	(81)	(112)	90
Cash paid for acquisition of a business, net of cash received	—	—	(15)
Proceeds from:
Maturities and calls of available-for-sale securities	5,697	2,124	2,109
Maturities and calls of held-to-maturity securities	3,042	1,021	743
Sales of available-for-sale securities	392	3,903	1,419
Purchases of available-for-sale securities	(11,104)	(6,036)	(2,485)
Purchases of held-to-maturity securities	—	(1,519)	(338)
Net proceeds from sales of portfolio loans	1,113	1,049	697
Principal payments received from finance leases	704	714	—
Net loan and lease activity, excluding sales and purchases	(6,844)	(2,149)	(5,333)
Purchases of premises and equipment	(119)	(107)	(110)
Purchases of loans and leases	(1,506)	(445)	(542)
Net cash paid for branch disposition	—	(548)	—
Other, net	67	228	102
Net cash provided by (used in) investing activities	(8,639)	(1,877)	(3,663)
Financing activities
Increase (decrease) in deposits	16,601	(1,702)	7,733
(Decrease) Increase in short-term borrowings	(2,373)	586	(3,025)
Net proceeds from issuance of long-term debt	1,386	1,796	2,229
Maturity/redemption of long-term debt	(3,052)	(743)	(2,798)
Dividends paid on preferred stock	(84)	(74)	(70)
Dividends paid on common stock	(614)	(597)	(514)
Repurchases of common stock	(92)	(441)	(939)
Net proceeds from issuance of preferred stock	988	—	495
Payments related to tax-withholding for share based compensation awards	(20)	(26)	(27)
Other, net	1	2	5
Net cash provided by (used for) financing activities	12,741	(1,199)	3,089
Increase (decrease) in cash and cash equivalents	5,425	(1,502)	1,152
Cash and cash equivalents at beginning of period	1,170	2,672	1,520
Cash and cash equivalents at end of period	$6,595	$1,170	$2,672

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Supplemental disclosures:
Interest paid	$453	$989	$742
Income taxes paid (refunded)	81	111	(52)
Non-cash activities:
Loans transferred to held-for-sale from portfolio	1,139	963	818
Loans transferred to portfolio from held-for-sale	53	19	51
Transfer of securities from held-to-maturity to available-for-sale	—	—	2,833
Transfer of securities from available-for-sale to held-to-maturity	2,842	—	2,707
108 Huntington Bancshares Incorporated

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
Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances are eliminated in consolidation. Entities in which Huntington holds a controlling financial interest are consolidated. For a voting interest entity, a controlling financial interest is generally where Huntington holds, directly or indirectly, more than 50 percent of the outstanding voting shares. For a variable interest entity (VIE), a controlling financial interest is where Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by minority shareholders and non-controlling profit or loss (included in noninterest expense) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Investments in non-marketable equity securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method adjusted for impairment and other changes in observable prices. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and Huntington’s earnings in equity investments are included in other noninterest income. Investments accounted for under the cost and equity methods are periodically evaluated for impairment.
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
Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income. Debt securities purchased that Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost.  All other debt securities are classified as available for sale
2020 Form 10-K 109

securities. Available-for-sale securities are recognized and measured at fair value with any change in the fair value recognized in other comprehensive income. All equity securities are classified as other securities.
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
Loans and Leases — Loans for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, except loans for which the fair value option has been elected, are carried at the principal amount outstanding, net of charge-offs, unamortized deferred loan origination fees and costs, premiums and discounts, and unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, and any initial direct costs incurred to originate these leases. Interest income is accrued as earned using the interest method. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at premiums and/or discounts to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs over the contractual lives of the related loans using the effective interest method.
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
110 Huntington Bancshares Incorporated

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
Collateral-dependent Loans — Certain commercial and consumer loans for which repayment is expected to be provided substantially through the operation or sale of the loan collateral are considered to be collateral-dependent. Commercial collateral-dependent loans are generally secured by business assets and/or commercial real estate. Consumer collateral-dependent loans are primarily secured by residential real estate or automobiles.
Allowance for Credit Losses — Huntington maintains allowance for credit losses on its loan and lease portfolio, held-to-maturity securities as well as on available-for-sale securities. The allowance for credit losses on loan and lease portfolio and held-to-maturity securities are provided through an expected loss methodology referred to as current expected credit loss (“CECL”) methodology. The allowance for credit losses on AFS securities is provided when a credit loss is deemed to have occurred for securities which Huntington does not intend to sell or is not required to sell. The CECL methodology also applies to credit exposures on off-balance-sheet loan commitments, financial guarantees not accounted for as insurance, including standby letters of credit, and other similar instruments not recognized as derivative financial instruments.
Loans - The allowance for credit losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount Huntington expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting probability-of-default, loss-given-default and exposure-at-default depending on loan risk characteristics and economic parameters for each month of the remaining contractual term. Commercial loan risk characteristics include but are not limited to risk ratings, industry type and maturity type. Consumer loan risk characteristics include but are not limited to FICO scores, LTV and loan vintages. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. Huntington’s reasonable and supportable forecast period reverts to a historical norm based on inputs within approximately two to three years. The reversion period is dependent on the state of the economy at the beginning of the forecast. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk
2020 Form 10-K 111

characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in the micro- and macro-economic environments. The contractual terms of financial assets are adjusted for expected prepayments and any extensions outside of Huntington’s control.
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. Loans that are determined to have unique risk characteristics are evaluated on an individual basis by management. If a loan is determined to be collateral dependent, or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate. Loans with unique risk characteristics that are not subject to collateral dependent accounting, are assessed using a discounted cash flows methodology.
Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Huntington has identified its portfolio classes as disclosed in Note 5 - “Loans and Leases”.
In addition to the transactional reserve described above, Huntington also maintains a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to Huntington’s structure, policies, processes and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons and internal review functions.
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
The estimate for the off-balance sheet exposures, the AULC, is determined using the same procedures and methodologies as used for the loan and lease portfolio supplemented by the information related to future draws and related credit loss expectations. The AULC is recorded in other liabilities in the Consolidated Balance Sheets.
Prior to the implementation of ASU 2016-13 (CECL) on January 1, 2020, the allowance for credit losses was subject to the guidance included in ASC 310 and ASC 450. Under the guidance, the bank was required to use an incurred loss methodology to estimate credit losses that were estimated to be incurred in the loan portfolio and that could ultimately materialize into confirmed losses in the form of charge-offs. The incurred loss methodology was a backward-looking approach to loss recognition and based on the concept of a triggering event having taken place, causing a loss to be inherent within the portfolio. This methodology under ASC 450 was predicated on a loss emergence period that was applied at a portfolio level. Loss emergence periods, PD’s and LGD’s were all based on historical loss experience within the loan portfolios. Consideration of forward looking macro-economic expectations was not permitted under this allowance methodology. Additionally, loans that were identified as impaired under the definition of ASC 310, were required to be assessed on an individual basis. The allowance for credit losses and resulting provision expense levels for comparative periods presented in this document were estimated in accordance with these requirements.
HTM Securities - The allowance for held-to-maturity debt securities is estimated using a CECL methodology. Any expected credit loss is provided through the allowance for credit loss on HTM securities and is deducted from the amortized cost basis of the security so that the balance sheet reflects the net amount Huntington expects to collect. Nearly all of Huntington’s HTM debt securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, there is a zero credit loss expectation on these securities.
Prior to the implementation of ASU 2016-13 (CECL) on January 1, 2020, Huntington evaluated its HTM securities portfolio on a quarterly basis for indicators of OTTI. Huntington assessed whether OTTI had occurred when the fair value of a debt security was less than the amortized cost at the balance sheet date. If an OTTI was deemed to have occurred, the credit portion of the OTTI was recognized in noninterest income while the noncredit portion was recognized in OCI. In determining the credit portion, Huntington used a discounted cash flow analysis which included evaluating the timing and amount of the expected cash flows.
112 Huntington Bancshares Incorporated

AFS Securities - Huntington evaluates its available-for-sale investment securities portfolio on a quarterly basis for indicators of impairment. Huntington assesses whether an impairment has occurred when the fair value of a debt security is less than the amortized cost at the balance sheet date. Management reviews the amount of unrealized loss, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. For those debt securities that Huntington intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is considered to be impaired and is recognized in noninterest income. For those debt securities that Huntington does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through an allowance in noninterest income while the noncredit portion is recognized in OCI. In determining the credit portion, Huntington uses a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. Non-credit-related impairment results from other factors, including increased liquidity spreads and higher interest rates.
Prior to the implementation of ASU 2016-13 (CECL) on January 1, 2020, Huntington evaluated its AFS securities portfolio in accordance with the methodology specified in the preceding paragraph except that the credit portion of the impairment would reduce the amortized cost basis of the security. Any subsequent increase in the expected cash flows would be recognized as an adjustment to interest income.
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
Collateral — Huntington pledges assets as collateral as required for various transactions including security repurchase agreements, public deposits, loan notes, derivative financial instruments, short-term borrowings and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on the Consolidated Balance Sheets.
Huntington also accepts collateral, primarily as part of various transactions including derivative instruments and security resale agreements. Collateral received is excluded from the Consolidated Balance Sheets.
The market value of collateral accepted or pledged is regularly monitored and additional collateral is obtained or provided as necessary to ensure appropriate collateral coverage in these transactions.
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
Mortgage Servicing Rights — Huntington recognizes the rights to service mortgage loans as an asset when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with
2020 Form 10-K 113

servicing rights retained or when purchased. MSRs are included in servicing rights and other intangible assets in the Consolidated Balance Sheets. At the time of initial capitalization, MSRs may be grouped into servicing classes based on the availability of market inputs used in determining fair value and the method used for managing the risks of the servicing assets. All MSR assets are recorded using the fair value method. Any change in the fair value of MSRs during the period is recorded in mortgage banking income. Huntington economically hedges the value of certain MSRs using derivative instruments and trading securities. Changes in fair value of these derivatives and trading securities are reported as a component of mortgage banking income.
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
Operating Leases (Lessee) — Huntington has elected not to include non-lease components in the measurement of right-of-use assets, and as such allocates the costs attributable to such components, where those costs are not separately identifiable, via per-square-foot costing analysis developed by the entity for owned and leased spaces. Huntington uses a portfolio approach to develop discount rates as its lease portfolio is comprised of substantially all branch space and office space used in the entity’s operations. That rate, an input used in the measurement of the entity’s right-of-use assets, leverages an incremental borrowing rate of appropriate tenor and collateralization.
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
Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets and other liabilities, respectively) and measured at fair value. On the date a derivative contract is entered into, we designate it as either:
•a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);
•a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (cash flow hedge); or
•a trading instrument or a non-qualifying (economic) hedge.
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
For those derivatives to which hedge accounting is applied, Huntington formally documents the hedging relationship and the risk management objective and strategy for undertaking the hedge. This documentation identifies the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and, unless
114 Huntington Bancshares Incorporated

the hedge meets all of the criteria to assume there is no ineffectiveness, the method that will be used to assess the effectiveness of the hedging instrument. Except for specifically designated fair value hedges of certain fixed-rate debt for which Huntington utilizes the short-cut method when certain criteria are met, Huntington utilizes the regression method to evaluate hedge effectiveness on all its qualifying hedges on a quarterly basis.
Hedge accounting is discontinued prospectively when:
•the derivative is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions);
•the derivative expires, is sold, terminated, or exercised;
•the forecasted transaction is no longer probable of occurring;
•the hedged firm commitment no longer meets the definition of a firm commitment; or
•the designation of the derivative as a hedging instrument is removed.
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
In the case of either a fair value hedge or a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized amount in accumulated other comprehensive income will be recognized in the current period earnings.
In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the consolidated balance sheets, with changes in its fair value recognized in current period earnings unless re-designated as a qualifying hedge.
Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that Huntington will incur a loss because the counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are mitigated through trading derivatives through central clearing parties, careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. Huntington considers the value of collateral held and collateral provided in determining the net carrying value of derivatives.
Huntington offsets the fair value amounts recognized for derivative instruments and the fair value for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.
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
2020 Form 10-K 115

•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
Transfers of Financial Assets and Securitizations — Transfers of financial assets in which we have surrendered control over the transferred assets are accounted for as sales. In assessing whether control has been surrendered, Huntington considers whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets, and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from Huntington or any of its consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is an entity whose sole purpose is to engage in securitization or asset-backed financing that is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received without any constraints that provide more than a trivial benefit to Huntington, and (iii) neither Huntington nor its consolidated affiliates and agents have (a) both the right and obligation under any agreement to repurchase or redeem the transferred assets before their maturity, (b) the unilateral ability to cause the holder to return specific financial assets that also provides Huntington with a more-than-trivial benefit (other than through a cleanup call) or (c) an agreement that permits the transferee to require Huntington to repurchase the transferred assets at a price so favorable that it is probable that it will require Huntington to repurchase them.
If the sale criteria are met, the transferred financial assets are removed from the balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. For the majority of financial asset transfers, it is clear whether or not Huntington has surrendered control. For other transfers, such as in the case of complex transactions or where Huntington have continuing involvement, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.
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
In addition, Huntington maintains a 401(k) plan covering substantially all employees. Employer contributions to the plan are charged to current earnings.
116 Huntington Bancshares Incorporated

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
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers is broadly segregated as follows:
•Service charges on deposit accounts include fees and other charges Huntington receives to provide various services, including but not limited to, maintaining an account with a customer, providing overdraft services, wire transfer, transferring funds, and accepting and executing stop-payment orders. The consideration includes both fixed (e.g., account maintenance fee) and transaction fees (e.g., wire-transfer fee). The fixed fee is recognized over a period of time while the transaction fee is recognized when a specific service (e.g., execution of wire-transfer) is rendered to the customer. Huntington may, from time to time, waive certain fees (e.g., NSF fee) for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.
•Card and payment processing income includes interchange fees earned on debit cards and credit cards. All other fees (e.g., annual fees), and interest income are recognized in accordance with ASC 310. Huntington recognizes interchange fees for services performed related to authorization and settlement of a cardholder’s transaction with a merchant. Revenue is recognized when a cardholder’s transaction is approved and settled.
Certain volume or transaction based interchange expenses (net of rebates) paid to the payment network reduce the interchange revenue and are presented net on the income statement. Similarly, rewards payable under a reward program to cardholders are recognized as a reduction of the transaction price and are presented net against the interchange revenue.
•Trust and investment management services includes fee income generated from personal, corporate and institutional customers. Huntington also provides investment management services, cash management services and tax reporting to customers. Services are rendered over a period of time, over which revenue is recognized. Huntington may also recognize revenue from referring a customer to outside third-parties including mutual fund companies that pay distribution (12b-1) fees and other expenses. 12b-1 fees are received upon initially placing an account holder’s funds with a mutual fund company as well as in the future periods as long as the account holder (i.e., the fund investor), remains invested in the fund. The transaction price includes a variable consideration which is considered constrained as it is not probable that a significant revenue reversal in the amount of cumulative revenue recognized will not occur. Accordingly, those fees are recognized as revenue when the uncertainty associated with the variable consideration is subsequently resolved, that is, initial fees are recognized in the initial period while the future fees are recognized in future periods.
•Insurance income includes agency commissions that are recognized when Huntington sells insurance policies to customers. Huntington is also entitled to renewal commissions and, in some cases, profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Profit sharing is also variable consideration that is not recognized until the variability surrounding realization of revenue is resolved (i.e., Huntington has reached a minimum volume of sales). Another source of variability is the ability of the policy holder to cancel the policy anytime. In such cases, Huntington may be
2020 Form 10-K 117

required, under the terms of the contract, to return part of the commission received. A policy cancellation reserve is established for such expected cancellations.
•Other noninterest income includes a variety of other revenue streams including capital markets revenue, miscellaneous consumer fees and marketing allowance revenue. Revenue is recognized when, or as, the performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.
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
Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment, which are described in Note 26 - “Segment Reporting”.
118 Huntington Bancshares Incorporated

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
•The adoption of ASU 2016-13 on January 1, 2020 resulted in an increase to our total ACL of $393 million. This represented an increase of 44% from the 2019 year end ACL level of $887 million. For more detail on the day 1 adoption impacts, please refer to Note 6 - Allowance for Credit Losses.
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
◦Incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items;
◦Requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;
◦Ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and,
◦General methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.
•The ASU also simplifies various other aspects of the accounting for income taxes.
•Management early adopted the guidance on October 1, 2020. •The ASU did not have a material impact on Huntington’s Consolidated Financial Statements.
2020 Form 10-K 119

Standard	Summary of guidance	Effects on financial statements
ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued: March 2020; Amended: January 2021
•The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, including the following:
◦Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate;
◦Modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification or discount rate;
◦The ASU also provides optional expedients for various hedging relationships, allowing hedge accounting to continue uninterrupted, provided certain criteria are met; and,
◦An entity may make a one time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity if certain criteria are met.
•Topic 848 was subsequently amended in January 2021, allowing entities to elect certain optional expedients and exceptions in Topic 848 relating to derivative contracts and hedge accounting affected by the discounting transition initiated by certain central clearing parties.

•Management early adopted the guidance on October 1, 2020.
•While neither the ASU or the amendment had a material impact on Huntington’s Consolidated Financial Statements, they do ease the administrative burden of accounting for contracts impacted by reference rate reform.

3. PENDING ACQUISITION OF TCF FINANCIAL CORPORATION
On December 13, 2020, Huntington announced the signing of a definitive merger agreement (the “TCF/Huntington Merger Agreement”). Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, TCF Financial Corporation, the parent company of TCF National Bank will merge into Huntington in an all-stock transaction valued at approximately $6.0 billion based on the closing stock price on the day preceding the announcement. TCF is a financial holding company headquartered in Detroit, Michigan with reported total assets of $47.8 billion based on their balance sheet at December 31, 2020. Following the merger, Huntington will operate with dual headquarters for banking operations in Detroit, Michigan and Columbus, Ohio.
Under the terms of the Merger Agreement, TCF shareholders will receive 3.0028 shares of Huntington common stock for each share of TCF common stock. Holders of TCF common stock will receive cash in lieu of fractional shares. Each outstanding share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock of TCF will be converted into the right to receive one share of a newly created series of preferred stock of Huntington. Subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both TCF and Huntington shareholders, the transaction is anticipated to close in the second quarter of 2021.
120 Huntington Bancshares Incorporated

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at December 31, 2020 and 2019:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
December 31, 2020
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	3,550	121	(5)	3,666
Residential MBS	7,843	97	(5)	7,935
Commercial MBS	1,151	21	(9)	1,163
Other agencies	60	2	—	62
Total U.S. Treasury, federal agency and other agency securities	12,609	241	(19)	12,831
Municipal securities	2,928	91	(15)	3,004
Private-label CMO	9	—	—	9
Asset-backed securities	185	7	—	192
Corporate debt	440	5	—	445
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$16,175	$344	$(34)	$16,485

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,779	$88	$—	$1,867
Residential MBS	3,715	103	—	3,818
Commercial MBS	3,118	191	—	3,309
Other agencies	246	12	—	258
Total federal agency and other agency securities	8,858	394	—	9,252
Municipal securities	3	—	—	3
Total held-to-maturity securities	$8,861	$394	$—	$9,255

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$60	$—	$—	$60
Federal Reserve Bank stock	299	—	—	299
Other securities, at fair value
Mutual funds	50	—	—	50
Equity securities	8	1	—	9
Total other securities	$417	$1	$—	$418
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within other assets on the Consolidated Balance Sheets. At December 31, 2020, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $32 million and $20 million, respectively.
2020 Form 10-K 121

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

122 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity at December 31, 2020 and 2019. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	2020		2019
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$308	$304	$231	$229
After 1 year through 5 years	1,145	1,154	1,196	1,189
After 5 years through 10 years	1,607	1,654	1,594	1,606
After 10 years	13,115	13,373	11,042	11,125
Total available-for-sale securities	$16,175	$16,485	$14,063	$14,149

Held-to-maturity securities:
Under 1 year	$—	$—	$—	$—
After 1 year through 5 years	160	169	17	17
After 5 years through 10 years	131	138	300	305
After 10 years	8,570	8,948	8,753	8,864
Total held-to-maturity securities	$8,861	$9,255	$9,070	$9,186
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2020 and 2019:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$302	$(5)	$—	$—	$302	$(5)
Residential MBS	1,633	(5)	—	—	1,633	(5)
Commercial MBS	321	(9)	—	—	321	(9)
Other agencies	—	—	—	—	—	—
Total federal agency and other agency securities	2,256	(19)	—	—	2,256	(19)
Municipal securities	110	(3)	490	(12)	600	(15)
Asset-backed securities	15	—	—	—	15	—
Corporate debt	51	—	—	—	51	—
Total temporarily impaired available-for-sale securities	$2,432	$(22)	$490	$(12)	$2,922	$(34)
2020 Form 10-K 123

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,206	$(10)	$519	$(8)	$1,725	$(18)
Residential MBS	1,169	(3)	9	—	1,178	(3)
Commercial MBS	472	(2)	272	(2)	744	(4)
Other agencies	86	(1)	—	—	86	(1)
Total federal agency and other agency securities	2,933	(16)	800	(10)	3,733	(26)
Municipal securities	273	(4)	1,204	(19)	1,477	(23)
Asset-backed securities	116	(1)	37	(1)	153	(2)
Corporate debt	1	—	—	—	1	—
Total temporarily impaired available-for-sale securities	$3,323	$(21)	$2,041	$(30)	$5,364	$(51)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$218	$(1)	$112	$(2)	$330	$(3)
Residential MBS	317	—	—	—	317	—
Commercial MBS	81	—	—	—	81	—
Other agencies	58	—	—	—	58	—
Total federal agency and other agency securities	674	(1)	112	(2)	786	(3)
Municipal securities	4	—	—	—	4	—
Total temporarily impaired held-to-maturity securities	$678	$(1)	$112	$(2)	$790	$(3)
During 2020, Huntington transferred a total of $2.8 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfers, AOCI included a combined total of $21 million of unrealized gains attributed to these securities. This gain will be amortized into interest income over the remaining life of the securities.
At December 31, 2020 and December 31, 2019, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $14.4 billion and $3.8 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either December 31, 2020 or December 31, 2019. At December 31, 2020, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at December 31, 2020.
AFS Securities Impairment/HTM Securities Allowance for Credit Losses
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment is recorded with respect to securities as of December 31, 2020.
124 Huntington Bancshares Incorporated

5. LOANS / LEASES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $491 million and $525 million at December 31, 2020 and 2019, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at December 31, 2020 and December 31, 2019.

	At December 31,
(dollar amounts in millions)	2020	2019
Loans and leases:
Commercial and industrial	$35,373	$30,664
Commercial real estate	7,199	6,674
Automobile	12,778	12,797
Home equity	8,894	9,093
Residential mortgage	12,141	11,376
RV and marine	4,190	3,563
Other consumer	1,033	1,237
Total Loans and leases	81,608	75,404
Allowance for loan and lease losses	(1,814)	(783)
Net loans and leases	$79,794	$74,621
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
2020 Form 10-K 125

The following table presents net investments in lease financing receivables by category at December 31, 2020 and 2019:

	At December 31,
(dollar amounts in millions)	2020	2019
Commercial and industrial:
Lease payments receivable	$1,737	$1,841
Estimated residual value of leased assets	664	728
Gross investment in commercial and industrial lease financing receivables	2,401	2,569
Deferred origination costs	21	19
Deferred fees	(200)	(249)
Total net investment in commercial and industrial lease financing receivables	$2,222	$2,339
The carrying value of residual values guaranteed was $93 million as of December 31, 2020. The future lease rental payments due from customers on sales-type and direct financing leases at December 31, 2020, totaled $1.7 billion and were due as follows: $0.6 billion in 2021, $0.4 billion in 2022, $0.3 billion in 2023, $0.2 billion in 2024, $0.1 billion in 2025, and $0.1 billion thereafter. Interest income recognized for these types of leases was $106 million, $108 million, and $100 million for the years 2020, 2019, and 2018 respectively.
Nonaccrual and Past Due Loans
The following table presents NALs by loan class at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(dollar amounts in millions)	Nonaccrual loans with no ACL	Total nonaccrual loans	Nonaccrual loans with no ACL	Total nonaccrual loans
Commercial and industrial	$69	$353	$109	$323
Commercial real estate	8	15	2	10
Automobile	—	4	—	4
Home equity	—	70	—	59
Residential mortgage	—	88	—	71
RV and marine	—	2	—	1
Other consumer	—	—	—	—
Total nonaccrual loans	$77	$532	$111	$468
The amount of interest that would have been recorded under the original terms for total NAL loans was $33 million, $26 million, and $22 million for 2020, 2019, and 2018, respectively. The total amount of interest recorded to interest income for NAL loans was $6 million, $9 million, and $12 million in 2020, 2019, and 2018, respectively.
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at December 31, 2020 and 2019:

	December 31, 2020
	Past Due (1)(2)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$60	$38	$95	$193	$35,180	$—	$35,373	$10	(3)
Commercial real estate	—	1	11	12	7,187	—	7,199	—
Automobile	84	22	12	118	12,660	—	12,778	9
Home equity	35	15	61	111	8,782	1	8,894	14
Residential mortgage	114	38	194	346	11,702	93	12,141	132	(4)
RV and marine	17	3	3	23	4,167	—	4,190	3
Other consumer	9	4	3	16	1,017	—	1,033	3
Total loans and leases	$319	$121	$379	$819	$80,695	$94	$81,608	$171
126 Huntington Bancshares Incorporated

	December 31, 2019
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$65	$31	$69	$165	$30,499	$—	$30,664	$11	(3)
Commercial real estate	3	1	7	11	6,663	—	6,674	—
Automobile	95	19	11	125	12,672	—	12,797	8
Home equity	50	19	51	120	8,972	1	9,093	14
Residential mortgage	103	49	170	322	10,974	80	11,376	129	(4)
RV and marine	13	4	2	19	3,544	—	3,563	2
Other consumer	13	6	7	26	1,211	—	1,237	7
Total loans and leases	$342	$129	$317	$788	$74,535	$81	$75,404	$171
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)At December 31, 2020, the principal balance of loans in payment deferral programs offered in response to the COVID-19 pandemic which are performing according to their modified terms are generally not considered delinquent.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
Credit Quality Indicators
To facilitate the monitoring of credit quality for commercial loans, and for the purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following internally defined categories of credit grades:
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
2020 Form 10-K 127

The following table presents each loan and lease class by vintage and credit quality indicator at December 31, 2020:

	As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2020	2019	2018	2017	2016	Prior			Total (3)
Commercial and industrial
Credit Quality Indicator (1):
Pass	$13,757	$4,525	$2,758	$1,347	$974	$916	$8,894	$2	$33,173
OLEM	421	116	69	30	33	22	124	—	815
Substandard	196	144	188	224	46	159	423	—	1,380
Doubtful	2	—	1	—	—	1	1	—	5
Total Commercial and industrial	$14,376	$4,785	$3,016	$1,601	$1,053	$1,098	$9,442	$2	$35,373

Commercial real estate
Credit Quality Indicator (1):
Pass	$1,742	$1,610	$1,122	$507	$507	$539	$633	$—	$6,660
OLEM	94	78	63	37	28	14	4	—	318
Substandard	27	46	10	29	58	14	36	—	220
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial real estate	$1,863	$1,734	$1,195	$573	$593	$568	$673	$—	$7,199

Automobile
Credit Quality Indicator (2):
750+	$2,670	$2,013	$1,144	$742	$317	$81	$—	$—	$6,967
650-749	1,965	1,343	755	386	175	52	—	—	4,676
<650	312	301	244	157	84	37	—	—	1,135
Total Automobile	$4,947	$3,657	$2,143	$1,285	$576	$170	$—	$—	$12,778

Home equity
Credit Quality Indicator (2):
750+	$793	$26	$26	$32	$89	$451	$4,373	$192	$5,982
650-749	147	9	8	11	27	157	1,906	181	2,446
<650	1	1	1	1	6	70	286	99	465
Total Home equity	$941	$36	$35	$44	$122	$678	$6,565	$472	$8,893

Residential mortgage
Credit Quality Indicator (2):
750+	$3,269	$1,370	$891	$1,064	$762	$1,243	$1	$—	$8,600
650-749	991	435	307	278	171	495	—	—	2,677
<650	34	89	111	108	81	348	—	—	771
Total Residential mortgage	$4,294	$1,894	$1,309	$1,450	$1,014	$2,086	$1	$—	$12,048

RV and marine
Credit Quality Indicator (2):
750+	$1,136	$525	$589	$337	$153	$254	$—	$—	$2,994
650-749	348	215	201	136	64	129	—	—	1,093
<650	4	15	21	22	12	29	—	—	103
Total RV and marine	$1,488	$755	$811	$495	$229	$412	$—	$—	$4,190

Other consumer
Credit Quality Indicator (2):
750+	$69	$58	$26	$8	$4	$14	$340	$2	$521
650-749	36	56	17	5	2	3	294	30	443
<650	2	8	3	1	—	1	26	28	69
Total Other consumer	$107	$122	$46	$14	$6	$18	$660	$60	$1,033
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
(3)The total amount of accrued interest recorded for these loans at December 31, 2020, presented in other assets within the Consolidated Balance Sheets, was $146 million and $123 million for commercial and consumer, respectively.
128 Huntington Bancshares Incorporated

The following tables present each loan and lease class by credit quality indicator at December 31, 2019:

	December 31, 2019
	Credit Risk Profile by UCS Classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial	$28,477	$634	$1,551	$2	$30,664
Commercial real estate	6,487	98	88	1	6,674
		Credit Risk Profile by FICO Score (1), (2)
		750+	650-749	<650	Total
Automobile		$6,759	$4,661	$1,377	12,797
Home equity		5,763	2,772	557	9,092
Residential mortgage		7,976	2,742	578	11,296
RV and marine		2,391	1,053	119	3,563
Other consumer		546	571	120	1,237
(1)Excludes loans accounted for under the fair value option.
(2)Reflects updated customer credit scores.
TDR Loans
On March 22, 2020 and April 7, 2020, the federal bank regulatory agencies including the FRB and OCC released statements encouraging financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The statements go on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  Section 4013 of the CARES Act, as amended by Section 541 of the Consolidated Appropriations Act of 2021, (“CARES Act”) further addresses COVID-19 related modifications occurring between March 1, 2020 through January 1, 2022 and specifies that such COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.
For COVID-19 related loan modifications occurring during 2020, which met the loan modification criteria under the CARES Act, Huntington elected to suspend TDR accounting. For loan modifications not eligible for the CARES Act, Huntington applied the interagency regulatory guidance that was clarified on April 7, 2020. Accordingly, insignificant concessions (related to the current COVID-19 crisis) granted through payment deferrals, fee waivers, or other short-term modifications (generally 6 months or less) and provided to borrowers less than 30 days past due at March 17, 2020 were not deemed to be TDRs. Therefore, modified loans that met the required guidelines for relief are excluded from the TDR disclosures below.
The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $46 million, $52 million, and $51 million for 2020, 2019, and 2018, respectively. The total amount of actual interest recorded to interest income for these loans was $43 million, $49 million, and $48 million for 2020, 2019, and 2018, respectively.
TDR Concession Types
The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analyses, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All commercial TDRs are reviewed and approved by our FRG.
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
2020 Form 10-K 129

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
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2020 and 2019.

	New Troubled Debt Restructurings (1)
	Year Ended December 31, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	317	$—	$123	$—	$58	$181
Commercial real estate	13	—	3	—	—	3
Automobile	3,018	—	29	6	—	35
Home equity	273	—	6	8	2	16
Residential mortgage	585	—	79	7	—	86
RV and marine	168	—	4	1	—	5
Other consumer	622	3	—	—	1	4
Total new TDRs	4,996	$3	$244	$22	$61	$330

	Year Ended December 31, 2019
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	482	$—	$172	$—	$7	$179
Commercial real estate	29	—	13	—	—	13
Automobile	2,971	—	19	7	—	26
Home equity	306	—	9	8	—	17
Residential mortgage	330	—	35	2	—	37
RV and marine	139	—	1	2	—	3
Other consumer	972	8	—	—	—	8
Total new TDRs	5,229	$8	$249	$19	$7	$283
(1)TDRs may include multiple concessions. The disclosure classification is based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
130 Huntington Bancshares Incorporated

The financial effects of modification represent the impact on the provision (recovery) for loan and lease losses. Amounts for the years ended December 31, 2020 and December 31, 2019 were $6 million and $(2) million, respectively.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of December 31, 2020 and 2019, these borrowings and advances are secured by $43.0 billion and $39.6 billion, respectively, of loans.
6. ALLOWANCE FOR CREDIT LOSSES
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

2020 Form 10-K 131

Allowance for Loan and Lease Losses and Allowance for Credit Losses - Roll-forward
The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2020, 2019, and 2018:

(dollar amounts in millions)	Commercial	Consumer	Total
Year ended December 31, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	180	211	391
Loan charge-offs	(374)	(166)	(540)
Recoveries of loans previously charged-off	32	59	91
Provision for loan and lease losses	846	243	1,089
ALLL balance, end of period	$1,236	$578	$1,814
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	(38)	40	2
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(17)	(24)	(41)
Unfunded commitment losses	(13)	—	(13)
AULC balance, end of period	$34	$18	$52
ACL balance, end of period	$1,270	$596	$1,866

Year ended December 31, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan charge-offs	(165)	(197)	(362)
Recoveries of loans previously charged-off	40	57	97
Provision for loan and lease losses	135	142	277
Allowance for loans sold or transferred to loans held for sale	—	(1)	(1)
ALLL balance, end of period	$552	$231	$783
AULC balance, beginning of period	$94	$2	$96
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	10	—	10
Unfunded commitment losses	(2)	—	(2)
AULC balance, end of period	$102	$2	$104
ACL balance, end of period	$654	$233	$887

Year ended December 31, 2018:
ALLL balance, beginning of period	$482	$209	$691
Loan charge-offs	(79)	(189)	(268)
Recoveries of loans previously charged-off	65	58	123
Provision for loan and lease losses	74	152	226
ALLL balance, end of period	$542	$230	$772
AULC balance, beginning of period	$84	$3	$87
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	10	(1)	9
AULC balance, end of period	$94	$2	$96
ACL balance, end of period	$636	$232	$868
(1)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
At December 31, 2020, the ACL was $1.9 billion, an increase of $979 million from the December 31, 2019 balance of $887 million. Of the increase, $586 million relates primarily to the deterioration in the macroeconomic outlook resulting from the COVID-19 pandemic as evidenced in part by the changes in assumed unemployment rate levels during 2020. When estimating the January 1, 2020 CECL implementation adjustment, the assumed unemployment rate for fourth quarter 2020 in the base case scenario was 3.75%. When estimating the December 31, 2020 ACL, the assumed unemployment rate for fourth quarter 2020 in the base case scenario was 7.20%. The remaining increase of $393 million was related to the transition to the CECL lifetime loss methodology. The majority of the increase in the ACL from 2019 year-end levels related to the commercial portfolio.
132 Huntington Bancshares Incorporated

The suite of CECL models are generally dependent on the rate of change in unemployment rather than the absolute unemployment levels. Additionally, the economic scenarios used in the December 31, 2020 ACL determination contained significant judgmental assumptions around the ultimate number of COVID-19 cases and the level and timing of government stimulus. Given the impact of the unemployment variable utilized within the models and the uncertainty associated with key economic scenario assumptions, the December 31, 2020 ACL included a material general reserve component to capture this economic uncertainty risk not addressed within the quantitative transaction reserve.
NCOs increased $184 million, or 69%, in 2020. The increase was driven by commercial NCOs, which were centered in our oil and gas portfolio, partially offset by a decline in other consumer.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Residential mortgage loans sold with servicing retained	$8,436	$4,841	$3,846
Pretax gains resulting from above loan sales (1)	311	119	87
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method for the years ended December 31, 2020 and 2019 (1):

	Year Ended December 31,
(dollar amounts in millions)	2020	2019 (1)
Fair value, beginning of period	$7	$10
Fair value election for servicing assets previously measured using the amortized method	205	—
New servicing assets created	102	—
Change in fair value during the period due to:
Time decay (2)	(9)	(1)
Payoffs (3)	(43)	(1)
Changes in valuation inputs or assumptions (4)	(52)	(1)
Fair value, end of period	$210	$7
Weighted-average life (years)	7.6	6.4
(1)Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
(2)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
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
2020 Form 10-K 133

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2020, and December 31, 2019 follows:

	December 31, 2020				December 31, 2019 (1)
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	17.36%		$(12)	$(23)	8.21%		$—	$—
Spread over forward interest rate swap rates	519	bps	(4)	(8)	824	bps	—	—
(1)Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
Total servicing, late and other ancillary fees included in mortgage banking income was $64 million, $63 million, and $60 million for the years ended December 31, 2020, 2019, and 2018, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $23.5 billion, $22.4 billion, and $21.0 billion at December 31, 2020, 2019, and 2018, respectively.
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
A rollforward of goodwill by business segment for the years ended December 31, 2020 and 2019, is presented in the table below:

	Consumer &
	Business	Commercial	Vehicle		Treasury/	Huntington
(dollar amounts in millions)	Banking	Banking	Finance	RBHPCG	Other	Consolidated
Balance, January 1, 2019	$1,393	$426	$—	$170	$—	$1,989
Goodwill acquired during the period	—	—	—	—	—	—
Adjustments	—	1	—	—	—	1
Balance, December 31, 2019	1,393	427	—	170	—	1,990
Goodwill acquired during the period	—	—	—	—	—	—
Adjustments	—	—	—	—	—	—
Balance, December 31, 2020	$1,393	$427	$—	$170	$—	$1,990
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2020 or 2019.
The emergence of COVID-19 as a global pandemic early in 2020 led to significant deterioration in the economic environment which has impacted expected earnings. Following qualitative assessments of the goodwill balance in each of the first 3 quarters of 2020, management conducted its annual goodwill impairment test effective October 1, 2020. Impairment was not identified in any of the Bank’s reporting units during the annual test and further deterioration in the economic environment was not identified leading up to year end. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management.
134 Huntington Bancshares Incorporated

At December 31, 2020 and 2019, Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2020
Core deposit intangible	$310	$(150)	$160
Customer relationship	101	(70)	31
Total other intangible assets	$411	$(220)	$191
December 31, 2019
Core deposit intangible	$310	$(120)	$190
Customer relationship	115	(73)	42
Total other intangible assets	$425	$(193)	$232
The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2021	$38
2022	36
2023	34
2024	32
2025	31
9. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following at December 31, 2020 and 2019:

	At December 31,
(dollar amounts in millions)	2020	2019
Land and land improvements	$198	$189
Buildings	586	587
Leasehold improvements	203	205
Equipment	736	742
Total premises and equipment	1,723	1,723
Less accumulated depreciation and amortization	(966)	(960)
Net premises and equipment	$757	$763
Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2020, 2019, and 2018 were:

(dollar amounts in millions)	2020	2019	2018
Total depreciation and amortization of premises and equipment	$119	$116	$130
Rental income credited to occupancy expense	10	11	13
10. OPERATING LEASES
At December 31, 2020, Huntington was obligated under non-cancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options). Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices. Occasionally, Huntington will sublease the land and buildings for which it has obtained the right to use; substantially all of those sublease arrangements are classified as operating, with sublease income recognized on a straight-line basis over the contractual term of the arrangement.
2020 Form 10-K 135

Net lease assets and liabilities at December 31, 2020 and 2019 are as follows:

		At December 31,
(dollar amounts in millions)	Classification	2020	2019
Assets
Operating lease assets	Other assets	$199	$210
Liabilities
Lease liabilities	Other liabilities	$220	$233
Net lease cost for the years ended December 31, 2020 and 2019 are as follows:

		Year Ended December 31,
(dollar amounts in millions)	Classification	2020	2019
Operating lease cost	Net occupancy	$50	$47
Short-term lease cost	Net occupancy	1	1
Sublease income	Net occupancy	(2)	(3)
Net lease cost		$49	$45
Maturity of lease liabilities at December 31, 2020 are as follows:

(dollar amounts in millions)	Total
2021	$43
2022	42
2023	37
2024	32
2025	26
Thereafter	77
Total lease payments	$257
Less: Interest	(37)
Total lease liabilities	$220
Additional supplemental information related to the Company’s operating leases as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(dollar amounts in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for Operating cash flows	$(53)	$(54)
Right-of-use assets obtained in exchange for lease obligations for Operating leases	23	40
Weighted-average remaining lease term (years) for Operating leases	7.17	7.31
Weighted-average discount rate for Operating leases	4.26%	4.56%
11. SHORT-TERM BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at December 31, 2020 and 2019:

	At December 31,
(dollar amounts in millions)	2020	2019
Federal funds purchased and securities sold under agreements to repurchase	$71	$1,041
Federal Home Loan Bank advances	—	1,500
Other borrowings	112	65
Total short-term borrowings	$183	$2,606

136 Huntington Bancshares Incorporated

12. LONG-TERM DEBT
Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in millions)	2020	2019
The Parent Company:
Senior Notes:
3.19% Huntington Bancshares Incorporated medium-term notes due 2021	$802	$993
2.33% Huntington Bancshares Incorporated senior notes due 2022	699	972
2.67% Huntington Bancshares Incorporated senior notes due 2024	838	798
4.05% Huntington Bancshares Incorporated senior notes due 2025	553	528
2.60% Huntington Bancshares Incorporated senior notes due 2030	743	—
Subordinated Notes:
7.00% Huntington Bancshares Incorporated subordinated notes due 2020	—	305
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	256	247
Huntington Capital I Trust Preferred 0.94% junior subordinated debentures due 2027 (1)	69	70
Huntington Capital II Trust Preferred 0.86% junior subordinated debentures due 2028 (2)	32	32
Sky Financial Capital Trust III 1.64% junior subordinated debentures due 2036 (3)	72	72
Sky Financial Capital Trust IV 1.64% junior subordinated debentures due 2036 (3)	74	74
Camco Financial Statutory Trust I 1.57% due 2037 (4)	4	4
Total notes issued by the parent	4,142	4,095
The Bank:
Senior Notes:
2.47% Huntington National Bank senior notes due 2020	—	699
2.42% Huntington National Bank senior notes due 2020 (5)	—	300
2.43% Huntington National Bank senior notes due 2020	—	500
2.97% Huntington National Bank senior notes due 2020	—	499
0.79% Huntington National Bank senior notes due 2021 (6)	298	299
3.33% Huntington National Bank senior notes due 2021	752	759
2.55% Huntington National Bank senior notes due 2022	710	691
3.16% Huntington National Bank senior notes due 2022	511	507
1.83% Huntington National Bank senior notes due 2023	489	—
3.60% Huntington National Bank senior notes due 2023	773	778
Subordinated Notes:
3.86% Huntington National Bank subordinated notes due 2026	233	231
Total notes issued by the bank	3,766	5,263
FHLB Advances:
1.54% weighted average rate, varying maturities greater than one year	3	5
Other:
Huntington Technology Finance nonrecourse debt, 3.63% weighted average interest rate, varying maturities	266	312
2.12% Huntington Preferred Capital II - Class F securities (7)	75	74
2.12% Huntington Preferred Capital II - Class G securities (7)	50	50
2.24% Huntington Preferred Capital II - Class I securities (8)	50	50
Total long-term debt	$8,352	$9,849
(1)Variable effective rate at December 31, 2020, based on three-month LIBOR +0.70%
(2)Variable effective rate at December 31, 2020, based on three-month LIBOR +0.625%
(3)Variable effective rate at December 31, 2020, based on three-month LIBOR +1.40%
(4)Variable effective rate at December 31, 2020, based on three-month LIBOR +1.33%
(5)Variable effective rate at December 31, 2019, based on three-month LIBOR +0.51%
(6)Variable effective rate at December 31, 2020, based onthree-month LIBOR +0.55%
(7)Variable effective rate at December 31, 2020, based on three-month LIBOR +1.88%
(8)Variable effective rate at December 31, 2020, based on three-month LIBOR +2.00%
2020 Form 10-K 137

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. We use interest rate swaps to hedge interest rate risk of certain fixed-rate debt by converting the debt to a variable rate. See Note 21 - “Derivative Financial Instruments“ for more information regarding such financial instruments.
The following table presents senior notes issued during 2020:

Date of Issuance	Issuer	Amount		% of face value	Interest Rate	Term	Maturity
January 2020	Bank	$500	million	99.916%	1.80%	fixed	February 3, 2023
January 2020	Parent	750	million	99.597	2.55	fixed	February 4, 2030
During 2020, Huntington retired $500 million of senior notes, which resulted in net pre-tax loss of $7 million These transactions have been recorded as loss on early extinguishment of debt, and reflected in other noninterest expense, in the Consolidated Income Statement.
Long-term debt maturities for the next five years and thereafter are as follows:

(dollar amounts in millions)	2021	2022	2023	2024	2025	Thereafter	Total
The Parent Company:
Senior notes	$800	$700	$—	$800	$500	$750	$3,550
Subordinated notes	—	—	250	—	—	253	503
The Bank:
Senior notes	1,044	1,198	1,202	—	—	—	3,444
Subordinated notes	—	—	—	—	—	250	250
FHLB Advances	—	1	1	—	—	1	3
Other	22	141	136	103	39	—	441
Total	$1,866	$2,040	$1,589	$903	$539	$1,254	$8,191
These maturities are based upon the par values of the long-term debt.
The terms of certain long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt, dividend payments, and the disposition of subsidiaries. As of December 31, 2020, Huntington was in compliance with all such covenants.
13. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the years ended December 31, 2020, 2019, and 2018, were as follows:

	2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$235	$(52)	$183
Less: Reclassification adjustment for realized net losses (gains) included in net income	42	(9)	33
Net change in unrealized holding gains (losses) on available-for-sale securities	277	(61)	216
Net change in fair value on cash flow hedges	302	(68)	234
Net change in pension and other post-retirement obligations	(3)	1	(2)
Total other comprehensive income (loss)	$576	$(128)	$448

	2019
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$403	$(89)	$314
Less: Reclassification adjustment for realized net losses (gains) included in net income	26	(5)	21
Net change in unrealized holding gains (losses) on available-for-sale securities	429	(94)	335
Net change in fair value on cash flow hedges	26	(3)	23
Net change in pension and other post-retirement obligations	(7)	2	(5)
Total other comprehensive income (loss)	$448	$(95)	$353
138 Huntington Bancshares Incorporated

	2018
		Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(151)	$35	$(116)
Less: Reclassification adjustment for net gains (losses) included in net income	41	(9)	32
Net change in unrealized holding gains (losses) on available-for-sale debt securities	(110)	26	(84)
Net change in pension and post-retirement obligations	4	—	4
Total other comprehensive income (loss)	$(106)	$26	$(80)
Activity in accumulated OCI for the years ended December 31, 2020 and 2019 were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post-retirement obligations	Total
December 31, 2018	$(363)	$—	$(246)	$(609)
Other comprehensive income before reclassifications	314	23	—	337
Amounts reclassified from accumulated OCI to earnings	21	—	(5)	16
Period change	335	23	(5)	353
December 31, 2019	(28)	23	(251)	(256)
Other comprehensive income before reclassifications	183	234	—	417
Amounts reclassified from accumulated OCI to earnings	33	—	(2)	31
Period change	216	234	(2)	448
December 31, 2020	$188	$257	$(253)	$192
(1)AOCI amounts at December 31, 2020, 2019, and 2018 include $69 million, $121 million, and $137 million, respectively, net of unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
14. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of December 31, 2020.

(dollar amounts in millions, share amounts in thousands)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386	6.25%	4/15/2021
Series D	5/5/2016	200,000	199	6.25	4/15/2021
Series C	8/16/2016	100,000	100	5.875	10/15/2021
Series E	2/27/2018	5,000	495	5.70	4/15/2023
Series F	5/27/2020	5,000	494	5.625	7/15/2030
Series G	8/3/2020	5,000	494	4.45	10/15/2027
Total		750,500	$2,191
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
2020 Form 10-K 139

redemption, and liquidation rights). Costs of $6 million related to the issuance of the Series F Preferred Stock are reported as a direct deduction from the face amount of the stock.
Dividends on the Series F Preferred Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 5.625% per year on the liquidation preference of $100,000 per share, equivalent to $1,000 per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, which commenced on October 15, 2020.
The Series F Preferred Stock is perpetual and has no maturity date. Huntington may redeem the Series F Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2030 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series F Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Series F Preferred Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Series Preferred F Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Series F Preferred Stock or the depositary shares.
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
The Series G Preferred Stock is perpetual and has no maturity date. Huntington may redeem the Series G Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2027 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share), plus any declared and unpaid dividends, without regard to any undeclared dividends, on the Series G Preferred Stock prior to the date fixed for redemption. If Huntington redeems the Series G Preferred Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Series Preferred G Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Series G Preferred Stock or the depositary shares.
Preferred H Stock issued and outstanding
On February 2, 2021, Huntington issued $500 million of preferred stock. Huntington issued 20,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.50% Series H Non-Cumulative Perpetual Preferred Stock (Preferred H Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred H Stock (including dividend, voting, redemption, and liquidation rights). Costs of $16 million related to the issuance of the Preferred H Stock are reported as a direct deduction from the face amount of the stock.
Dividends on the Preferred H Stock will be non-cumulative and payable quarterly in arrears, when, as and if authorized by the Company's board of directors or a duly authorized committee of the board and declared by the Company, at an annual rate of 4.50% per year on the liquidation preference of $1,000 per share, equivalent to $25
140 Huntington Bancshares Incorporated

per depositary share. The dividend payment dates will be the fifteenth day of each January, April, July and October, commencing on July 15, 2021, or the next business day if any such day is not a business day.
The Preferred H Stock is perpetual and has no maturity date. Huntington may redeem the Preferred H Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after April 15, 2026 or (ii) in whole but not in part, within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends and, in the case of a redemption following a regulatory capital treatment event, the pro-rated portion of dividends, whether or not declared, for the dividend period in which such redemption occurs. If Huntington redeems the Preferred H Stock, the depositary will redeem a proportional number of depositary shares. Neither the holders of Preferred H Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Preferred H Stock or the depositary shares. Any redemption of the Preferred H Stock is subject to Huntington's receipt of any required prior approval by the Board of Governors of the Federal Reserve System.
The following table presents the dividends declared for each series of Preferred shares for the years ended December 31, 2020, 2019, and 2018:

(amounts in millions, except per share data)	Cash Dividend Declared Per Share
Preferred Series		Amount ($)
Year Ended December 31, 2020
Series B	$35.91	$(1)
Series C	58.76	(6)
Series D	62.50	(37)
Series E	5,700.00	(29)
Series F	3,468.75	(17)
Series G	1,915.97	(10)
		$(100)

Year Ended December 31, 2019
Series B	$51.22	$(2)
Series C	58.76	(6)
Series D	62.50	(37)
Series E	5,700.00	(29)
		$(74)

Year Ended December 31, 2018
Series B	$49.11	$(3)
Series C	58.76	(6)
Series D	62.50	(37)
Series E	4,892.50	(24)
		$(70)
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
2020 Form 10-K 141

The calculation of basic and diluted earnings per share for each of the three years ended December 31 was as follows:

	Year Ended December 31,
(amounts in millions, except per share data, share count in thousands)	2020	2019	2018
Net income	$817	$1,411	$1,393
Preferred stock dividends	(100)	(74)	(70)
Net income available to common shareholders	$717	$1,337	$1,323

Average common shares issued and outstanding	1,017,117	1,038,840	1,081,542
Dilutive potential common shares
Stock options and restricted stock units and awards	10,613	12,994	16,529
Shares held in deferred compensation plans	4,953	4,245	3,511
Dilutive impact of Preferred Stock (1)	—	—	4,403
Other	—	—	—
Dilutive potential common shares	15,566	17,239	24,443
Total diluted average common shares issued and outstanding	1,032,683	1,056,079	1,105,985

Basic earnings per common share	$0.71	$1.29	$1.22
Diluted earnings per common share	$0.69	$1.27	$1.20

Anti-dilutive awards (2)	9,760	5,253	2,307
(1)The 2018 total diluted average common shares issued and outstanding was impacted by using the if-converted method.
(2)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
16. NONINTEREST INCOME
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

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Noninterest income
Noninterest income from contracts with customers	$884	$939	$881
Noninterest income within the scope of other GAAP topics	707	515	440
Total noninterest income	$1,591	$1,454	$1,321
142 Huntington Bancshares Incorporated

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 26 - “Segment Reporting”:

	Year Ended December 31, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$217	$74	$6	$4	$—	$301
Card and payment processing income	221	15	—	—	—	236
Trust and investment management services	44	5	—	140	—	189
Insurance income	43	7	—	46	1	97
Other noninterest income	26	22	2	11	—	61
Net revenue from contracts with customers	$551	$123	$8	$201	$1	$884
Noninterest income within the scope of other GAAP topics	394	241	1	—	71	707
Total noninterest income	$945	$364	$9	$201	$72	$1,591

	Year Ended December 31, 2019
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$297	$64	$7	$4	$—	$372
Card and payment processing income	218	15	—	—	—	233
Trust and investment management services	34	4	—	139	1	178
Insurance Income	34	6	—	47	1	88
Other noninterest income	32	24	4	6	2	68
Net revenue from contracts with customers	$615	$113	$11	$196	$4	$939
Noninterest income within the scope of other GAAP topics	210	246	1	2	56	515
Total noninterest income	$825	$359	$12	$198	$60	$1,454

	Year Ended December 31, 2018
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$290	$64	$5	$4	$—	$363
Card and payment processing income	198	11	—	—	—	209
Trust and investment management services	28	4	—	139	—	171
Insurance Income	34	5	—	41	2	82
Other noninterest income	38	6	3	8	1	56
Net revenue from contracts with customers	$588	$90	$8	$192	$3	$881
Noninterest income within the scope of other GAAP topics	156	231	3	1	49	440
Total noninterest income	$744	$321	$11	$193	$52	$1,321
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2020 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2020 was determined to be immaterial.
2020 Form 10-K 143

17. SHARE-BASED COMPENSATION
Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options, restricted stock awards, restricted stock units, performance share units and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income.
Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2020, Huntington believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit award vesting in 2021.
The following table presents total share-based compensation expense and related tax benefit for the three years ended December 31, 2020, 2019, and 2018:

(dollar amounts in millions)	2020	2019	2018
Share-based compensation expense	$77	$83	$78
Tax benefit	13	15	14
2018 Long-Term Incentive Plan
In 2018, shareholders approved the Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan (the 2018 Plan). Shares remaining under the 2015 Long-Term Incentive Plan have been incorporated into the 2018 Plan. Accordingly, the total number of shares authorized under the 2018 Plan is 33 million shares. At December 31, 2020, 5 million shares from the Plan were available for future grants.
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
Huntington uses the Black-Scholes option pricing model to value options in determining the share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates, and are updated as necessary, and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option.
The following table presents the weighted average assumptions used in the option pricing model at the grant date for options granted in the three years ended December 31, 2020, 2019, and 2018:

Assumptions	2020	2019	2018
Risk-free interest rate	0.48%	2.41%	2.88%
Expected dividend yield	6.98	4.36	3.71
Expected volatility of Huntington’s common stock	39.7	22.5	24.0
Expected option term (years)	6.5	6.5	6.5
Weighted-average grant date fair value per share	$1.49	$1.91	$2.58
144 Huntington Bancshares Incorporated

Huntington’s stock option activity and related information for the year ended December 31, 2020, was as follows:

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	11,309	$12.23
Granted	4,378	8.60
Exercised	(1,372)	7.56
Forfeited/expired	(163)	13.25
Outstanding at December 31, 2020	14,152	$11.55	7.4	$25
Expected to vest (1)	7,994	$11.18	8.6	$17
Exercisable at December 31, 2020	5,919	$12.09	5.6	$7
(1)The number of options expected to vest reflect an estimate of 239,000 shares expected to be forfeited.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. The total intrinsic value of options exercised for the years ended December 31, 2020, 2019, and 2018 were $6 million, $16 million and $52 million, respectively. For the years ended December 31, 2020, 2019, and 2018, cash received for the exercises of stock options was $1 million, $2 million and $5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1 million, $3 million and $10 million in 2020, 2019, and 2018, respectively.
Restricted Stock Units and Performance Share Units
Huntington also grants restricted stock units and performance share units. These units are granted at the closing market price on the date of the grant. Restricted stock units are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share units are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these units reflect the closing market price of Huntington’s common stock on the grant date.
The following table summarizes the status of Huntington’s restricted stock units, and performance share units as of December 31, 2020, and activity for the year ended December 31, 2020:

	Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	15,289	$13.42	2,769	$13.49
Granted	7,360	8.98	2,154	8.57
Vested	(5,416)	12.39	(1,626)	12.19
Forfeited	(581)	12.49	(22)	12.93
Nonvested at December 31, 2020	16,652	$12.05	3,275	$11.74
The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2020, 2019, and 2018 were $8.90, $13.91, and $14.98, respectively. The total fair value of awards vested during the years ended December 31, 2020, 2019, and 2018 was $86 million, $69 million, and $62 million, respectively. As of December 31, 2020, the total unrecognized compensation cost related to nonvested shares was $91 million with a weighted-average expense recognition period of 2.4 years.
2020 Form 10-K 145

18. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The plan, which was modified in 2013, no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2020.
The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2020 and 2019, and the net periodic benefit cost for the years then ended:

	Pension Benefits
	2020	2019
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.50%	3.40%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.40	4.41
Expected return on plan assets	5.00	5.25
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
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits
(dollar amounts in millions)	2020	2019
Projected benefit obligation at beginning of measurement year	$923	$821
Changes due to:
Service cost	3	2
Interest cost	26	32
Benefits paid	(29)	(29)
Settlements	(19)	(14)
Actuarial assumptions and gains (losses)	122	111
Total changes	103	102
Projected benefit obligation at end of measurement year	$1,026	$923
The increase in the benefit obligation compared with the end of the prior year is primarily attributed to a decrease in the discount rate.
The following table reconciles the beginning and ending balances of the fair value of plan assets at the December 31, 2020 and 2019 measurement dates:

	Pension Benefits
(dollar amounts in millions)	2020	2019
Fair value of plan assets at beginning of measurement year	$931	$828
Changes due to:
Actual return on plan assets	164	145
Settlements	(16)	(13)
Benefits paid	(29)	(29)
Total changes	119	103
Fair value of plan assets at end of measurement year	$1,050	$931
As of December 31, 2020, the difference between the accumulated benefit obligation and the fair value of Huntington’s plan assets was $24 million and is recorded in other assets.
146 Huntington Bancshares Incorporated

The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2020, 2019 and 2018:

	Pension Benefits (1)
(dollar amounts in millions)	2020	2019	2018
Service cost	$3	$2	$3
Interest cost	26	32	29
Expected return on plan assets	(42)	(44)	(49)
Amortization of loss	9	6	9
Settlements	5	5	7
Benefit costs	$1	$1	$(1)
(1)    The pension costs are recognized in noninterest income - other income in the Consolidated Statements of Income.
It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the plan during 2021, Huntington expects net periodic pension benefit, excluding any expense of settlements, to approximate $6 million for 2021.
At December 31, 2020 and 2019, The Huntington National Bank, as trustee, held all plan assets. The plan assets consisted of investments in a variety of cash equivalent, corporate and government fixed income, and equity investments as follows:

	Fair Value
(dollar amounts in millions)	2020		2019
Cash equivalents:
Mutual funds-money market	$20	2%	$7	1%
Fixed income:
Corporate obligations	522	50	460	49
U.S. Government obligations	208	20	199	21
Municipal obligations	6	—	5	1
Collective trust funds	118	11	105	11
Equities:
Common stock	48	5	53	6
Preferred stock	5	—	5	1
Limited liability companies	39	4	43	4
Collective trust funds	33	3	35	4
Limited partnerships	51	5	19	2
Fair value of plan assets	$1,050	100%	$931	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2020, cash equivalent money market funds and U.S. Treasury bills are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Common and preferred stock are valued using the year-end closing price as determined by a national securities exchange and are classified as Level 1. Collective trust funds and limited liability companies are valued at net asset value per unit as a practical expedient, which is calculated based on the fair values of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the plan is to maximize the return on plan assets over a long-time period, while meeting the plan obligations. At December 31, 2020, plan assets were invested 2% in cash equivalents, 17% in equity investments, and 81% in bonds, with an average duration of 15.3 years on bond investments. The estimated life of benefit obligations was 13.5 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of plan assets between equity investments and fixed income investments will change from time to time.
2020 Form 10-K 147

At December 31, 2020, the following table shows when benefit payments were expected to be paid:

(dollar amounts in millions)	Pension Benefits
2021	$58
2022	55
2023	53
2024	51
2025	50
2026 through 2030	243
Huntington also sponsors an unfunded defined benefit post-retirement plan as well as other nonqualified retirement plans.
The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2020 and 2019, for all defined benefit and nonqualified retirement plans:

(dollar amounts in millions)	2020	2019
Other liabilities	$48	$67
The following tables present the amounts recognized in OCI as of December 31, 2020, 2019, and 2018, and the changes in accumulated OCI for the years ended December 31, 2020, 2019, and 2018:

(dollar amounts in millions)	2020	2019	2018
Net actuarial loss	$(253)	$(261)	$(257)
Prior service cost	—	10	11
Defined benefit pension plans	$(253)	$(251)	$(246)

	2020
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(7)	$2	$(5)
Amortization included in net periodic benefit costs	17	(4)	13
Prior service cost:
Amounts arising during the year	(11)	3	(8)
Amortization included in net periodic benefit costs	(2)	—	(2)
Total recognized in OCI	$(3)	$1	$(2)

	2019
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(17)	$5	$(12)
Amortization included in net periodic benefit costs	12	(3)	9
Prior service cost:
Amortization included in net periodic benefit costs	(2)	—	(2)
Total recognized in OCI	$(7)	$2	$(5)

	2018
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(5)	$2	$(3)
Amortization included in net periodic benefit costs	13	(3)	10
Prior service cost:
Amortization included in net periodic benefit costs	(4)	1	(3)
Total recognized in OCI	$4	$—	$4
148 Huntington Bancshares Incorporated

Huntington has a defined contribution plan that is available to eligible employees. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2020, 2019, and 2018 was $47 million, $51 million, and $46 million, respectively.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in millions, share amounts in thousands)	2020	2019
Shares in Huntington common stock	10,121	10,334
Market value of Huntington common stock	$128	$156
Dividends received on shares of Huntington stock	6	6
19. INCOME TAXES
The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Current tax provision (benefit)
Federal	$236	$209	$152
State	12	16	20
Total current tax provision	248	225	172
Deferred tax provision (benefit)
Federal	(103)	24	71
State	10	(1)	(8)
Total deferred tax provision	(93)	23	63
Provision for income taxes	$155	$248	$235
The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Provision for income taxes computed at the statutory rate	$204	$348	$342
Increases (decreases):
General business credits	(99)	(88)	(80)
Capital loss	(25)	(62)	(60)
Tax-exempt income	(17)	(21)	(23)
Tax-exempt bank owned life insurance income	(13)	(14)	(14)
Affordable housing investment amortization, net of tax benefits	78	70	64
State income taxes, net	17	11	10
Stock based compensation	1	(5)	(14)
Impact from TCJA	—	—	(3)
Other	9	9	13
Provision for income taxes	$155	$248	$235
2020 Form 10-K 149

The significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	At December 31,
(dollar amounts in millions)	2020	2019
Deferred tax assets:
Allowances for credit losses	$448	$184
Net operating and other loss carryforward	128	99
Lease liability	54	47
Purchase accounting and other intangibles	30	33
Pension and other employee benefits	10	12
Fair value adjustments	—	77
Other assets	5	11
Total deferred tax assets	675	463
Deferred tax liabilities:
Lease financing	409	359
Loan origination costs	137	119
Operating assets	85	74
Fair value adjustments	55	—
Right-of-use asset	46	41
Mortgage servicing rights	43	36
Other liabilities	23	11
Total deferred tax liabilities	798	640
Net deferred tax liability before valuation allowance	(123)	(177)
Valuation allowance	(11)	(6)
Net deferred tax liability	$(134)	$(183)
At December 31, 2020, Huntington’s net deferred tax asset related to net operating loss and other carryforwards was $128 million. This was comprised of federal net operating loss carryforwards of $45 million, which will begin expiring in 2029, $39 million of state net operating loss carryforwards, which will begin expiring in 2021, and a capital loss carryforward of $42 million, which will begin expiring in 2022.
The Company has established a valuation allowance on its state deferred tax assets as it believes it is more likely than not, portions will not be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. Federal income tax audits have been completed for tax years through 2009. In 2019, the 2010 and 2011 audits were submitted to the Congressional Joint Committee on Taxation of the U.S. Congress for approval. During the 2020 third quarter, the Joint Committee referred the audit back to the IRS exam team for reconsideration. This action led to the re-characterization of the audit resolution from a settlement to an uncertain tax position. While the statute of limitations remains open for tax years 2012 through 2019, the IRS has advised that tax years 2012 through 2014 will not be audited and is currently examining the 2015 and 2016 federal income tax returns. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2016.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in millions)	2020	2019
Unrecognized tax benefits at beginning of year	$—	$—
Gross increases for tax positions taken during prior years	46	—
Unrecognized tax benefits at end of year	$46	$—
Due to the complexities of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate of the tax liabilities. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next 12 months.
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. The amounts of accrued tax-related interest and penalties were immaterial at December 31, 2020 and 2019. Further, the amount of net interest and penalties
150 Huntington Bancshares Incorporated

related to unrecognized tax benefits was immaterial for all periods presented. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
At December 31, 2020, retained earnings included approximately $12 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate tax rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $3 million at December 31, 2020.
20. FAIR VALUES OF ASSETS AND LIABILITIES
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
Huntington elected the fair value option for certain consumer loans with deteriorated credit quality. These consumer loans are classified as Level 3. The key assumption used to determine the fair value of the consumer loans is discounted cash flows.
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington determines the fair value of securities utilizing quoted market prices obtained for identical or similar assets, third-party pricing services, third-party valuation specialists and other observable inputs such as recent trade observations. AFS and trading securities classified as Level 1 use quoted market prices (unadjusted) in active markets for identical securities at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 represents 82% of the positions in these portfolios, which consists of U.S. Government and agency debt securities, agency mortgage backed securities, private-label asset-backed securities, certain municipal securities and other securities. For Level 2 securities Huntington primarily uses prices obtained from third-party pricing services to determine the fair value of securities. Huntington independently evaluates and corroborates the fair value received from pricing services through various methods and techniques, including references to dealer or other market quotes, by reviewing valuations of comparable instruments, and by comparing the prices realized on the sale of similar securities. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3, which represent 18% of the positions. The Level 3 positions predominantly consist of direct purchase municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
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
2020 Form 10-K 151

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
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$62	$—	$—	$62
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,666	—	—	3,666
Residential MBS	—	7,935	—	—	7,935
Commercial MBS	—	1,163	—	—	1,163
Other agencies	—	62	—	—	62
Municipal securities	—	53	2,951	—	3,004
Private-label CMO	—	—	9	—	9
Asset-backed securities	—	182	10	—	192
Corporate debt	—	445	—	—	445
Other securities/sovereign debt	—	4	—	—	4
	5	13,510	2,970	—	16,485

Other securities	59	—	—	—	59
Loans held for sale	—	1,198	—	—	1,198
Loans held for investment	—	71	23	—	94
MSRs	—	—	210	—	210
Derivative assets	—	1,903	43	(889)	1,057
Liabilities
Derivative liabilities	—	1,031	2	(917)	116
152 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Federal agencies: Other agencies	$—	$4	$—	$—	$4
Municipal securities	—	63	—	—	63
Other securities	30	2	—	—	32
	30	69	—	—	99
Available-for-sale securities:
U.S. Treasury securities	10	—	—	—	10
Residential CMOs	—	5,085	—	—	5,085
Residential MBS	—	4,222	—	—	4,222
Commercial MBS	—	976	—	—	976
Other agencies	—	165	—	—	165
Municipal securities	—	56	2,999	—	3,055
Private-label CMO	—	—	2	—	2
Asset-backed securities	—	531	48	—	579
Corporate debt	—	51	—	—	51
Other securities/sovereign debt	—	4	—	—	4
	10	11,090	3,049	—	14,149
Other securities	54	—	—	—	54
Loans held for sale	—	781	—	—	781
Loans held for investment	—	55	26	—	81
MSRs	—	—	7	—	7
Derivative assets	—	848	8	(404)	452
Liabilities
Derivative liabilities	—	519	2	(417)	104
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2020 Form 10-K 153

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2020, 2019, and 2018 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Year Ended December 31, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Opening balance	$7	$6	$2,999	$2	$48	$26
Fair value election for serving assets previously measured using the amortized method	205	—	—		—	—
Transfers out of Level 3 (1)	—	(198)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(104)	233	(2)	—	—	—
Included in OCI	—	—	65	—	—	—
Purchases/originations	102	—	623	7	28	—
Repayments	—	—	—	—	—	(3)
Settlements	—	—	(734)	—	(66)	—
Closing balance	$210	$41	$2,951	$9	$10	$23
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(104)	$34	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$68	$—	$—	$—

	Level 3 Fair Value Measurements Year Ended December 31, 2019
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Opening balance	$10	$2	$3,165	$—	$—	$30
Transfers out of Level 3 (1)	—	(62)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(3)	66	(1)	—	—	1
Included in OCI	—	—	77	—	—	—
Purchases/originations	—	—	254	2	55	—
Repayments	—	—	—	—	—	(5)
Settlements	—	—	(496)	—	(7)	—
Closing balance	$7	$6	$2,999	$2	$48	$26
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3)	$3	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$74	$—	$—	$—
154 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Year Ended December 31, 2018
			Available-for-sale securities		Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities
Opening balance	$11	$(1)	$3,167	$24	$38
Transfers out of Level 3 (1)	—	(35)	—	—	—
Total gains/losses for the period:
Included in earnings	(1)	35	(3)	(2)	—
Included in OCI	—	—	(52)	11	—
Purchases/originations	—	—	658	—	—
Sales	—	—	—	(33)	—
Repayments	—	—	—	—	(8)
Settlements	—	3	(605)	—	—
Closing balance	$10	$2	$3,165	$—	$30
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$(52)	$—	$—
(1)     Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2020, 2019, and 2018:

	Level 3 Fair Value Measurements Year Ended December 31, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(104)	$233	$—
Interest and fee income	—	—	(2)
Total	$(104)	$233	$(2)

	Level 3 Fair Value Measurements Year Ended December 31, 2019
			Available-for-sale securities	Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(3)	$66	$—	$—
Interest and fee income	—	—	(1)	1
Total	$(3)	$66	$(1)	$1

	Level 3 Fair Value Measurements Year Ended December 31, 2018
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Asset- backed securities
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(1)	$35	$—	$—
Securities gains (losses)	—	—	—	(2)
Interest and fee income	—	—	(3)	—
Total	$(1)	$35	$(3)	$(2)
2020 Form 10-K 155

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2020
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$1,198	$1,134	$64	$2	$2	$—
Loans held for investment	94	99	(5)	7	8	(1)

	December 31, 2019
	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$781	$755	$26	$2	$2	$—
Loans held for investment	81	87	$(6)	3	4	(1)
The following tables present the net gains from fair value changes for the years ended December 31, 2020, 2019, and 2018:

	Net gains (losses) from fair value changes Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Assets
Loans held for sale (1)	$38	$7	$5
Loans held for investment	1	1	—
(1)The net gains (losses) from fair value changes are included in Mortgage banking income on the Consolidated Statements of Income.
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
The amounts measured at fair value on a nonrecurring basis at December 31, 2020 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Year Ended December 31, 2020
Collateral-dependent loans	$144	$—	$—	$144	$(43)
Loans held for sale	124	—	—	124	(63)
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
156 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and 2019:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$210	Discounted cash flow	Constant prepayment rate	8%	-	24%	17%
			Spread over forward interest rate swap rates	4%	-	11%	5%
Derivative assets	43	Consensus Pricing	Net market price	(4)%	-	11%	3%
			Estimated Pull through %	1%	-	100%	88%
Municipal securities	2,951	Discounted cash flow	Discount rate	—%	-	1%	1%
Asset-backed securities	10		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	80%	25%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	144	Appraisal value	NA				NA

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$7	Discounted cash flow	Constant prepayment rate	—%	-	26%	8%
			Spread over forward interest rate swap rates	5%	-	11%	8%
Derivative assets	8	Consensus Pricing	Net market price	(2)%	-	11%	2%
			Estimated Pull through %	2%	-	100%	91%
Municipal securities	2,999	Discounted cash flow	Discount rate	2%	-	3%	2%
Asset-backed securities	48		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	80%	24%
Measured at fair value on a nonrecurring basis:
MSRs	206	Discounted cash flow	Constant prepayment rate	10%		31%	12%
			Spread over forward interest rate swap rates	5%		11%	9%
Impaired loans	26	Appraisal value	NA				NA
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
2020 Form 10-K 157

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at December 31, 2020 and December 31, 2019:

	December 31, 2020
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$6,712	$—	$—	$6,712	$6,712
Trading account securities	—	—	62	62	62
Available-for-sale securities	—	—	16,485	16,485	16,485
Held-to-maturity securities	8,861	—	—	8,861	9,255
Other securities	359	—	59	418	418
Loans held for sale	—	77	1,198	1,275	1,275
Net loans and leases (1)	79,700	—	94	79,794	80,477
Derivative assets	—	—	1,057	1,057	1,057
Financial Liabilities
Deposits	98,948	—	—	98,948	99,021
Short-term borrowings	183	—	—	183	183
Long-term debt	8,352	—	—	8,352	8,568
Derivative liabilities	—	—	116	116	116

	December 31, 2019
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$1,272	$—	$—	$1,272	$1,272
Trading account securities	—	—	99	99	99
Available-for-sale securities	—	—	14,149	14,149	14,149
Held-to-maturity securities	9,070	—	—	9,070	9,186
Other securities	387	—	54	441	441
Loans held for sale	—	96	781	877	879
Net loans and leases (1)	74,540	—	81	74,621	75,177
Derivative assets	—	—	452	452	452
Financial Liabilities
Deposits	82,347	—	—	82,347	82,344
Short-term borrowings	2,606	—	—	2,606	2,606
Long-term debt	9,849	—	—	9,849	10,075
Derivative liabilities	—	—	104	104	104
(1)Includes collateral-dependent loans.
158 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values at December 31, 2020 and December 31, 2019:

	Estimated Fair Value Measurements at Reporting Date Using			Netting	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
Financial Assets
Trading account securities	$—	$62	$—		$62
Available-for-sale securities	5	13,510	2,970		16,485
Held-to-maturity securities	—	9,255	—		9,255
Other securities (2)	59	—	—		59
Loans held for sale	—	1,198	77		1,275
Net loans and direct financing leases	—	71	80,406		80,477
Derivative assets	—	1,903	43	(889)	1,057
Financial Liabilities
Deposits	—	96,656	2,365		99,021
Short-term borrowings	—	183	—		183
Long-term debt	—	7,999	569		8,568
Derivative liabilities	—	1,031	2	(917)	116

	Estimated Fair Value Measurements at Reporting Date Using			Netting	December 31, 2019
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
Financial Assets
Trading account securities	$30	$69	$—		$99
Available-for-sale securities	10	11,090	3,049		14,149
Held-to-maturity securities	—	9,186	—		9,186
Other securities (2)	54	—	—		54
Loans held for sale	—	781	98		879
Net loans and direct financing leases	—	55	75,122		75,177
Derivative assets	—	848	8	(404)	452
Financial Liabilities
Deposits	—	76,790	5,554		82,344
Short-term borrowings	—	—	2,606		2,606
Long-term debt	—	9,439	636		10,075
Derivative liabilities	—	519	2	(417)	104
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
2020 Form 10-K 159

21. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table presents the fair values and notional values of all derivative instruments included in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	December 31, 2020			December 31, 2019
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$27,056	$719	$51	$25,927	$256	$36
Derivatives not designated as Hedging Instruments
Interest rate contracts	44,495	1,074	828	27,614	420	314
Foreign exchange contracts	2,718	46	47	2,173	19	18
Commodities contracts	1,952	107	103	3,020	155	152
Equity contracts	517	—	4	427	6	1
Total Contracts	$76,738	$1,946	$1,033	$59,161	$856	$521
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Consolidated Income Statement for the years ended December 31, 2020 and 2019.

	Location of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
(dollar amounts in millions)		2020	2019	2018
Interest rate contracts:
Customer	Capital markets fees	$47	$49	$41
Mortgage Banking	Mortgage banking income	52	37	(19)
Interest rate floors	Interest and fee income on loans and leases	(2)	4	—
Interest rate caps	Interest expense on long-term debt	5	—	—
Foreign exchange contracts	Capital markets fees	27	28	27
Commodities contracts	Capital markets fees	4	(2)	6
Equity contracts	Other noninterest expense	(4)	(4)	4
Total		$129	$112	$59
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
160 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments:

	December 31, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$3,484	$—	$—	$3,484
Loans	—	17,375	1,271	18,646
Long-term debt	6,197	—	5,000	11,197
Total notional value at December 31, 2020	$9,681	$17,375	$6,271	$33,327

	December 31, 2019
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$—	$12	$—	$12
Loans	—	18,375	—	18,375
Long-term debt	7,540	—	—	7,540
Total notional value at December 31, 2019	$7,540	$18,387	$—	$25,927
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Also, recorded as an adjustment to interest income were the amounts related to amortization of floor and forward-starting floor premiums that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase (decrease) to net interest income of $239 million, $(53) million, and $(36) million for the years ended December 31, 2020, 2019, and 2018, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $3.1 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on the Consolidated Statements of Financial Condition.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$6	$—	$—
Change in fair value of hedged investment securities (1)	3	—	—
Change in fair value of interest rate swaps hedging long-term debt (2)	113	127	112
Change in fair value of hedged long term debt (2)	(118)	(125)	(104)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Consolidated Statements of Income.
(2)Recognized in Interest expense - long-term debt in the Consolidated Statements of Income.
2020 Form 10-K 161

As of December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
	At December 31,		At December 31,
(dollar amounts in millions)	2020	2019	2020	2019
Assets
Investment securities (1)	$6,637	$—	$3	$—
Liabilities
Long-term debt	6,383	7,578	232	114
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of December 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.2 billion, the cumulative basis adjustments associated with these hedging relationships was $2 million, and the amounts of the designated hedged items were $3.1 billion.
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued is $(62) million at December 31, 2020 and $(93) million at December 31, 2019.
Cash Flow Hedges
At December 31, 2020, Huntington has $17.4 billion of interest rate floors, floor spreads, and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains on interest rate floors, floor spreads, and swaps recognized in other comprehensive income were $234 million and $23 million for the years ended December 31, 2020 and 2019, respectively. No gains were recognized for the year ended December 31, 2018. At December 31, 2020, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $37 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging of Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives at December 31, 2020 and December 31, 2019 are $26 million and $6 million, respectively. At December 31, 2020 and 2019, Huntington had commitments to sell residential real estate loans of $2.9 billion and $1.4 billion, respectively. These contracts mature in less than one year.
162 Huntington Bancshares Incorporated

MSR hedging activity
Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR asset and to mitigate the various types of risk inherent in the MSR asset, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, TBA securities, Treasury futures contracts, interest rate swaps, and options on interest rate swaps.
The notional value of the derivative financial instruments, the corresponding net asset (liability) position recognized in other assets and/or other liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

MSR hedging activity		At December 31,
(dollar amounts in millions)		2020	2019
Notional value		$1,170	$778
Trading assets		43	19

	Year December 31,
(dollar amounts in millions)	2020	2019	2018
Trading gains (losses)	$52	$30	$(8)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2020 and December 31, 2019, were $70 million and $87 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $37 billion and $30 billion at December 31, 2020 and December 31, 2019, respectively. Huntington’s credit risk from customer derivatives was $882 million and $407 million at the same dates, respectively.
Financial assets and liabilities that are offset in the Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 20 - “Fair Values of Assets and Liabilities”.
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
2020 Form 10-K 163

Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties, however collateral is generally not exchanged with customer counterparties.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $175 million and $22 million at December 31, 2020 and December 31, 2019, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At December 31, 2020, Huntington pledged $276 million of investment securities and cash collateral to counterparties, while other counterparties pledged $387 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019:

Offsetting of Financial Assets and Derivative Assets
			Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
December 31, 2020	Derivatives	$1,946	$(889)	$1,057	$(112)	$(142)	$803
December 31, 2019	Derivatives	856	(404)	452	(65)	(29)	358

Offsetting of Financial Liabilities and Derivative Liabilities
			Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)		Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
December 31, 2020	Derivatives	$1,033	$(917)	$116	$(9)	$(105)	$2
December 31, 2019	Derivatives	521	(417)	104	—	(75)	29
22. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary of, the VIE at December 31, 2020, and 2019:

	December 31, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	956	500	956
Other Investments	308	72	308
Total	$1,278	$824	$1,264

	December 31, 2019
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	727	332	727
Other Investments	179	63	179
Total	$920	$647	$906
164 Huntington Bancshares Incorporated

Trust-Preferred Securities
Huntington has certain consolidated trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as long-term debt. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements.
A list of trust-preferred securities outstanding at December 31, 2020 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.94%	(2)	$70	$6
Huntington Capital II	0.86	(3)	32	3
Sky Financial Capital Trust III	1.64	(4)	72	2
Sky Financial Capital Trust IV	1.64	(4)	74	2
Camco Financial Trust	1.57	(5)	4	1
Total			$252	$14
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at December 31, 2020, based on three-month LIBOR + 0.70%.
(3)Variable effective rate at December 31, 2020, based on three-month LIBOR + 0.625%.
(4)Variable effective rate at December 31, 2020, based on three-month LIBOR + 1.40%.
(5)Variable effective rate at December 31, 2020, based on three month LIBOR + 1.33%.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2020 and 2019.

(dollar amounts in millions)	December 31, 2020	December 31, 2019
Affordable housing tax credit investments	$1,568	$1,242
Less: amortization	(612)	(515)
Net affordable housing tax credit investments	$956	$727
Unfunded commitments	$500	$332
2020 Form 10-K 165

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Tax credits and other tax benefits recognized	$113	$98	$92
Proportional amortization expense included in provision for income taxes	97	84	79
Other Investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
23. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2020, and December 31, 2019 were as follows:

	At December 31,
(dollar amounts in millions)	2020	2019
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$20,701	$18,326
Consumer	14,808	14,831
Commercial real estate	1,313	1,364
Standby letters of credit	581	587
Commercial letters of credit	21	8
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $5 million and $8 million at December 31, 2020 and December 31, 2019, respectively.
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
166 Huntington Bancshares Incorporated

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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $10 million at December 31, 2020 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
24. OTHER REGULATORY MATTERS
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
2020 Form 10-K 167

also result in restrictions on Huntington’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules Huntington and the Bank must also maintain the required stress capital buffer and Capital Conservation Buffer, respectively, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. In March 2020, the Federal Reserve replaced the existing Capital Conservation Buffer with the stress capital buffer, which has been established as 2.5% for Huntington.
As of December 31, 2020, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable stress capital buffer and the Capital Conservation Buffer, respectively. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2020, calculated using the regulatory capital methodology applicable during 2020.

		Minimum	Minimum		Basel III
		Regulatory	Ratio+Capital	Well-	December 31,
		Capital	Conservation	Capitalized	2020		2019
(dollar amounts in millions)		Ratios	Buffer (1)	Minimums	Ratio	Amount	Ratio	Amount

CET 1 risk-based capital	Consolidated	4.50%	7.00%	N/A	10.00%	$8,887	9.88%	$8,647
	Bank	4.50	7.00	6.50%	10.65	9,438	11.17	9,747
Tier 1 risk-based capital	Consolidated	6.00	8.50	6.00	12.47	11,083	11.26	9,854
	Bank	6.00	8.50	8.00	11.97	10,601	12.17	10,621
Total risk-based capital	Consolidated	8.00	10.50	10.00	14.46	12,856	13.04	11,413
	Bank	8.00	10.50	10.00	13.58	12,032	13.59	11,864
Tier 1 leverage	Consolidated	4.00	N/A	N/A	9.32	11,083	9.26	9,854
	Bank	4.00	N/A	5.00	8.94	10,601	10.01	10,621
(1)     Reflects the stress capital buffer of 2.5% for Huntington and the Capital Conservation Buffer of 2.5% for the Bank.
Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the FRB. During 2020 and 2019, the average balances of these deposits were $3.9 billion and $0.6 billion, respectively.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2020, the Bank could lend $1.2 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends and/or return of capital to the parent company is subject to various legal and regulatory limitations. During 2020, the Bank paid dividends of $1.5 billion to the holding company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions.
168 Huntington Bancshares Incorporated

25. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in millions)	2020	2019
Assets
Cash and due from banks	$4,466	$3,119
Due from The Huntington National Bank	297	47
Due from non-bank subsidiaries	37	34
Investment in The Huntington National Bank	12,509	12,833
Investment in non-bank subsidiaries	147	165
Accrued interest receivable and other assets	429	349
Total assets	$17,885	$16,547
Liabilities and shareholders’ equity
Long-term borrowings	$4,142	$4,095
Dividends payable, accrued expenses, and other liabilities	750	657
Total liabilities	4,892	4,752
Shareholders’ equity (1)	12,993	11,795
Total liabilities and shareholders’ equity	$17,885	$16,547
(1)See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Income
Dividends from:
The Huntington National Bank	$1,527	$685	$1,722
Non-bank subsidiaries	36	3	—
Interest from:
The Huntington National Bank	4	8	27
Non-bank subsidiaries	1	2	2
Other	11	2	(2)
Total income	1,579	700	1,749
Expense
Personnel costs	17	6	2
Interest on borrowings	115	143	124
Other	123	145	118
Total expense	255	294	244
Income before income taxes and equity in undistributed net income of subsidiaries	1,324	406	1,505
Provision (benefit) for income taxes	(46)	(63)	(48)
Income before equity in undistributed net income of subsidiaries	1,370	469	1,553
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	(547)	908	(186)
Non-bank subsidiaries	(6)	34	26
Net income	$817	$1,411	$1,393
Other comprehensive income (loss) (1)	448	353	(80)
Comprehensive income	$1,265	$1,764	$1,313
(1)See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.
2020 Form 10-K 169

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2020	2019	2018
Operating activities
Net income	$817	$1,411	$1,393
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	553	(942)	197
Depreciation and amortization	—	(2)	(2)
Other, net	89	(19)	121
Net cash (used for) provided by operating activities	1,459	448	1,709
Investing activities
Repayments from subsidiaries	8	701	21
Advances to subsidiaries	(256)	(11)	(13)
(Purchases)/Proceeds from sale of securities	(1)	(38)	—
Cash paid for acquisitions, net of cash received	—	—	(15)
Net cash (used for) provided by investing activities	(249)	652	(7)
Financing activities
Net proceeds from issuance of medium-term notes	747	797	501
Payment of medium-term notes	—	—	(400)
Payment of long-term debt	(800)	—	—
Dividends paid on common and preferred stock	(698)	(671)	(584)
Repurchases of common stock	(92)	(441)	(939)
Net proceeds from issuance of preferred stock	988	—	495
Other, net	(8)	(18)	(41)
Net cash provided by (used for) financing activities	137	(333)	(968)
Increase (decrease) in cash and cash equivalents	1,347	767	734
Cash and cash equivalents at beginning of year	3,119	2,352	1,618
Cash and cash equivalents at end of year	$4,466	$3,119	$2,352
Supplemental disclosure:
Interest paid	$113	$135	$126
26. SEGMENT REPORTING
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
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. Huntington
170 Huntington Bancshares Incorporated

utilizes a full-allocation methodology, where all Treasury / Other expenses, except a small amount of other residual unallocated expenses, are allocated to the four business segments.
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
Commercial Banking - Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, real estate and government public sector customers located primarily within our geographic footprint. The segment is divided into four business units: Relationship Banking Group, Specialized Lending Group, Treasury Management/Deposits Group and Capital Markets Group.
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
2020 Form 10-K 171

Listed in the table below is certain operating basis financial information reconciled to Huntington’s December 31, 2020, December 31, 2019, and December 31, 2018, reported results by business segment:

Income Statements (dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
2020
Net interest income	$1,436	$903	$430	$160	$295	$3,224
Provision (benefit) for credit losses	265	626	146	11	—	1,048
Noninterest income	945	364	9	201	72	1,591
Noninterest expense	1,774	542	141	243	95	2,795
Provision (benefit) for income taxes	72	21	32	22	8	155
Net income (loss)	$270	$78	$120	$85	$264	$817
2019
Net interest income	$1,766	$1,037	$397	$198	$(185)	$3,213
Provision (benefit) for credit losses	114	132	44	(3)	—	287
Noninterest income	825	359	12	198	60	1,454
Noninterest expense	1,673	564	148	256	80	2,721
Provision (benefit) for income taxes	169	147	45	30	(143)	248
Net income (loss)	$635	$553	$172	$113	$(62)	$1,411
2018
Net interest income	$1,727	$1,013	$392	$203	$(146)	$3,189
Provision (benefit) for credit losses	137	42	55	1	—	235
Noninterest income	744	321	11	193	52	1,321
Noninterest expense	1,699	502	143	244	59	2,647
Provision (benefit) for income taxes	133	166	43	32	(139)	235
Net income (loss)	$502	$624	$162	$119	$(14)	$1,393

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2020	2019	2020	2019
Consumer & Business Banking	$30,758	$25,073	$60,910	$51,675
Commercial Banking	36,311	34,337	24,766	20,762
Vehicle Finance	19,789	20,155	722	376
RBHPCG	7,064	6,665	7,635	6,370
Treasury / Other	29,116	22,772	4,915	3,164
Total	$123,038	$109,002	$98,948	$82,347

172 Huntington Bancshares Incorporated

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2021 Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2020 fiscal year. Portions of our 2021 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2021 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2021 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is set forth under the captions Compensation of Executive Officers of our 2021 Proxy Statement, which is incorporated by reference into this item.
2020 Form 10-K 173

Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Independence of Directors and Review, Approval or Ratification of Transactions with Related Persons of our 2021 Proxy Statement, which are incorporated by reference into this item.
Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2021 Proxy Statement which is incorporated by reference into this item.
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

174 Huntington Bancshares Incorporated

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of December 13, 2020, by and between Huntington Bancshares Incorporated and TCF Financial Corporation	Current Report on Form 8-K dated December 17, 2020.	001-34073	2.1
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
4.2	Description of Securities
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2016.	Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.3
10.4(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report on Form 10-K for the year ended December 31, 2012.	001-34073	10.8
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.9	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.10	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.11	* Restricted Stock Unit Grant Notice with three year vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.1
10.12	* Restricted Stock Unit Grant Notice with six month vesting.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.2
10.13	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.14	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
2020 Form 10-K 175

10.15	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
10.16	* First Amendment to the 2007 Stock and Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.	000-02525	10.7
10.17	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.18	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
10.19	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.1
10.20	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2
10.21	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.22	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.23	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.24	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.6
10.25	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.26	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.27	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.28	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.29	*Form of 2015 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.4
10.30	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.31	* Deferred Compensation Plan and Trust for Directors	Annual Report on Form10-K for the year ended December 31, 2017.	001-34073	10.32
10.32	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.33	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.34	*Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan.	Definitive Proxy Statement for 2018 Annual Meeting of Shareholders.	001-34073	A
10.35	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.36	*Form of 2018 Restricted Stock Unit Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.3
10.37	*Form of 2018 Performance Share Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.4
10.38	*Executive Deferred Compensation Plan, as amended and restated on April 18, 2018.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.	001-34073	10.1
10.39	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018.	001-34073	10.40
10.40	Transition Agreement dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough	Current Report on Form 8-K, dated May 13, 2019.	001-34073	10.1
10.41	*Second Amendment to Huntington Supplemental 401(k) Plan dated October 22, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.1
10.42	*First Amendment to The Huntington National Bank Supplemental Retirement Income Plan dated October 23, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.2
10.43	*Management Incentive Plan effective for Plan Years Beginning On or After January 1, 2020.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-34073	10.1
14.1(P)	Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 24, 2018 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 20, 2015, are available on our website at http://www.huntington.com/About-Us/corporate-governance
21.1	Subsidiaries of the Registrant
176 Huntington Bancshares Incorporated

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2020, formatted in Inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Denotes management contract or compensatory plan or arrangement.

2020 Form 10-K 177

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2021.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Zachary Wasserman
	Stephen D. Steinour		Zachary Wasserman
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2021.

Lizabeth Ardisana *
Lizabeth Ardisana
Director

Alanna Y. Cotton *
Alanna Y. Cotton
Director

Ann B. Crane *
Ann B. Crane
Director

Robert S. Cubbin *
Robert S. Cubbin
Director

Steven G. Elliott *
Steven G. Elliott
Director

Gina D. France *
Gina D. France
Director

178 Huntington Bancshares Incorporated

J. Michael Hochschwender *
J. Michael Hochschwender
Director

John C. Inglis *
John C. Inglis
Director

Katherine M. A. Kline *
Katherine M. A. Kline
Director

Richard W. Neu *
Richard W. Neu
Director

Kenneth J. Phelan *
Kenneth J. Phelan
Director

David L. Porteous *
David L. Porteous
Director

*/s/ Jana J. Litsey
Jana J. Litsey
Attorney-in-fact for each of the persons indicated
2020 Form 10-K 179