Form 10-Q
period 2021-03-31
HUNTINGTON BANCSHARES INC /MD/
filed 2021-04-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,018,052,923 shares of the registrant’s common stock ($0.01 par value) outstanding on March 31, 2021.

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Loan Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CDs	Certificates of Deposit
CECL	Current Expected Credit Loss
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
EAD	Exposure at Default
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Cincinnati
FICO	Fair Isaac Corporation
FRB	Federal Reserve Board
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Noninterest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
2021 1Q Form 10-Q 3

OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
PCD	Purchased-Credit-Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TCF	TCF Financial Corporation
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Our 814 full-service branches and private client group offices are located in Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania, and West Virginia. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
On December 13, 2020, we announced the signing of a definitive merger agreement (the “TCF/Huntington Merger Agreement”). Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, TCF Financial Corporation, the parent company of TCF National Bank will merge into Huntington in an all-stock transaction. TCF is a financial holding company headquartered in Detroit, Michigan with reported total assets of $47.8 billion based on their balance sheet at December 31, 2020.
Under the terms of the Merger Agreement, TCF shareholders will receive 3.0028 shares of Huntington common stock for each share of TCF common stock. Holders of TCF common stock will also receive cash in lieu of fractional shares. Each outstanding share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock of TCF will be converted into the right to receive one share of a newly created series of preferred stock of Huntington.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2020 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2020 Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Summary of 2021 First Quarter Results Compared to 2020 First Quarter
For the quarter, we reported net income of $532 million, or $0.48 per common share, compared with $48 million, or $0.03 per common share, in the year-ago quarter.
Fully-taxable equivalent net interest income was $978 million, up $182 million, or 23%, from the year-ago quarter. This increase reflected the benefit from the $12.3 billion, or 12%, increase in average earning assets and a 34 basis point increase in the FTE net interest margin to 3.48%.
The provision for credit losses decreased $501 million year-over-year to $(60) million in the 2021 first quarter. Net charge-offs decreased $53 million to $64 million. Both Commercial NCOs of $49 million and Consumer NCOs of $15 million were down on both a year-over-year basis. Total NCOs represented an annualized 0.32% of average loans and leases in the current quarter, down from 0.62% in the year-ago quarter.
Noninterest income was $395 million, up $34 million, or 9%, from the year ago quarter. Mortgage banking income increased $42 million, or 72%. Partially offsetting these increases, service charges on deposit accounts decreased $18 million, or 21%.
2021 1Q Form 10-Q 5

Noninterest expense for the 2021 first quarter increased $141 million, or 22%, from the year-ago quarter Personnel costs increased $73 million, or 18%. Outside data processing and other services increased $30 million, or 35%. Other noninterest expense increased $22 million, or 43%, primarily reflecting a $25 million donation to The Columbus Foundation.
Common Equity Tier 1 risk-based capital ratio was 10.33%, up from 9.47% a year ago. The regulatory Tier 1 risk-based capital ratio was 13.32% compared to 10.81% at March 31, 2020. The increase in regulatory capital ratios was driven by earnings, adjusted for the CECL transition, offset by the repurchase of $5 million of common stock over the last four quarters (all during 2020 fourth quarter) and cash dividends. The balance sheet growth impact on regulatory capital ratios was largely offset by a change in asset mix during 2020 related to the PPP loans and elevated deposits at the Federal Reserve, both of which are 0% risk weighted. The regulatory Tier 1 risk-based capital ratio also reflects the issuance of $500 million of Series F preferred stock, $500 million of Series G preferred stock and $500 million of Series H preferred stock in the 2020 second quarter, 2020 third quarter, and 2021 first quarter, respectively.
Business Overview
General
Our general business objectives are:
•Consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive long-term operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Disciplined capital management.
COVID-19
The COVID-19 pandemic continues to cause significant, unprecedented disruption that affects daily living and negatively impacts the economy. As further discussed in “Discussion of Results of Operations,” the current interest rate environment, borrower and counterparty credit quality and market volatility, among other factors, continue to impact our performance. Though we are unable to estimate the magnitude, we expect the pandemic and the resulting economic environment will continue to affect our future operating results.
Huntington was able to react quickly to the changes required by the pandemic because of the commitment and flexibility of its workforce coupled with well-prepared business continuity plans. While state and local governments have eased temporary business closures and we have opened our branches, we expect our colleagues who have been operating remotely to continue for a period of time. While the approved vaccines are being administered throughout our footprint, it remains unknown when, or if, there will be a return to historical norms of economic and social activity.
We continue to work with our customers to originate and renew business loans as well as originate loans made available through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a lending program established as part of the relief to American consumers and businesses in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Several subsequent congressional acts have reopened and extended the PPP loan program. During the 2021 first quarter, we have processed over 17,000 applications totaling approximately $1.8 billion under the reopened PPP.
Pending acquisition of TCF Financial Corporation
In late March 2021, Huntington and TCF shareholders approved the proposed merger of TCF with and into Huntington. The integration planning continues to proceed as expected. We expect that the transaction will be completed late in the second quarter of 2021, subject to regulatory approval and the satisfaction of other customary closing conditions set forth in the merger agreement.
Economy
Our first quarter results reflected a very strong beginning to what will be an important year for Huntington. The economic recovery continues to gain its footing, and we are seeing encouraging signs across our footprint and our individual businesses. Our lending pipelines are up across the board, and customer sentiment is improving —
6 Huntington Bancshares Incorporated

supporting our confidence in more robust loan demand later in the year. Additionally, we continue to see strong core deposit inflows and expect this elevated level of liquidity will remain for some time.
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
2021 1Q Form 10-Q 7

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(amounts in millions, except per share data)	2021	2020	2020	2020	2020
Interest income	$869	$878	$892	$902	$975
Interest expense	(103)	53	75	110	185
Net interest income	972	825	817	792	790
Provision for credit losses	(60)	103	177	327	441
Net interest income after provision for credit losses	1,032	722	640	465	349
Mortgage banking income	100	90	122	96	58
Service charges on deposit accounts	69	78	76	60	87
Card and payment processing income	65	65	66	59	58
Trust and investment management services	52	49	48	45	47
Capital markets fees	29	34	27	31	33
Insurance income	27	25	24	25	23
Bank owned life insurance income	16	14	17	17	16
Gain on sale of loans	3	13	13	8	8
Net (losses) gains on sales of securities	—	—	—	(1)	—
Other noninterest income	34	41	37	51	31
Total noninterest income	395	409	430	391	361
Personnel costs	468	426	453	418	395
Outside data processing and other services	115	111	98	90	85
Equipment	46	49	44	46	41
Net occupancy	42	39	40	39	40
Professional services	17	21	12	11	11
Amortization of intangibles	10	10	10	10	11
Marketing	14	15	9	5	9
Deposit and other insurance expense	8	8	6	9	9
Other noninterest expense	73	77	40	47	51
Total noninterest expense	793	756	712	675	652
Income before income taxes	634	375	358	181	58
Provision for income taxes	102	59	55	31	10
Net income	532	316	303	150	48
Dividends on preferred shares	31	35	28	19	18
Net income applicable to common shares	$501	$281	$275	$131	$30

Average common shares—basic	1,018	1,017	1,017	1,016	1,018
Average common shares—diluted	1,041	1,036	1,031	1,029	1,035
Net income per common share—basic	$0.49	$0.28	$0.27	$0.13	$0.03
Net income per common share—diluted	0.48	0.27	0.27	0.13	0.03
Return on average total assets	1.76%	1.04%	1.01%	0.51%	0.17%
Return on average common shareholders’ equity	18.7	10.4	10.2	5.0	1.1
Return on average tangible common shareholders’ equity (1)	23.7	13.3	13.2	6.7	1.8
Net interest margin (2)	3.48	2.94	2.96	2.94	3.14
Efficiency ratio (3)	57.0	60.2	56.1	55.9	55.4
Effective tax rate	16.1	15.8	15.2	17.2	17.0
Revenue—FTE
Net interest income	$972	$825	$817	$792	$790
FTE adjustment	6	5	5	5	6
Net interest income (2)	978	830	822	797	796
Noninterest income	395	409	430	391	361
Total revenue (2)	$1,373	$1,239	$1,252	$1,188	$1,157
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
8 Huntington Bancshares Incorporated

Significant Items
Table 2 list certain items that we believe are significant to understanding corporate performance and trends (See Non-GAAP Financial Measures included in “Additional Disclosures” section). There was one Significant Item in the 2021 first quarter: $21 million of noninterest expense related to the pending acquisition of TCF. This resulted in a negative impact of $(0.02) per common share. There were no Significant Items in the other periods presented.

Table 2 - Significant Items Influencing Earnings Performance Comparison
	Three Months Ended
	March 31, 2021
(dollar amounts in millions, share amounts in thousands)	Amount	EPS (1)
Net income	$532
Earnings per share, after-tax		$0.48

Significant Items—favorable (unfavorable) impact:	Earnings	EPS (1)
Mergers and acquisitions, net expenses	$(21)
Tax impact	4
Mergers and acquisitions, after tax	$(17)	$(0.02)
(1)Based upon the quarterly average outstanding diluted common shares.

2021 1Q Form 10-Q 9

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended					Change
	March 31,	December 31,	September 30,	June 30,	March 31,	1Q21 vs. 1Q20
(dollar amounts in millions)	2021	2020	2020	2020	2020	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank	$6,065	$5,507	$5,857	$3,413	$680	$5,385	792%
Interest-bearing deposits in banks	177	205	177	169	150	27	18
Securities:
Trading account securities	52	53	49	39	95	(43)	(45)
Available-for-sale securities:
Taxable	14,827	12,048	10,670	11,179	11,671	3,156	27
Tax-exempt	2,650	2,710	2,749	2,728	2,753	(103)	(4)
Total available-for-sale securities	17,477	14,758	13,419	13,907	14,424	3,053	21
Held-to-maturity securities—taxable	8,269	8,844	8,932	9,798	9,428	(1,159)	(12)
Other securities	412	420	430	474	445	(33)	(7)
Total securities	26,210	24,075	22,830	24,218	24,392	1,818	7
Loans held for sale	1,392	1,319	1,259	1,039	865	527	61
Loans and leases: (3)
Commercial:
Commercial and industrial	34,352	34,850	34,669	35,284	30,849	3,503	11
Commercial real estate:
Construction	1,053	1,085	1,175	1,201	1,165	(112)	(10)
Commercial	6,122	6,092	6,045	5,885	5,566	556	10
Commercial real estate	7,175	7,177	7,220	7,086	6,731	444	7
Total commercial	41,527	42,027	41,889	42,370	37,580	3,947	11
Consumer:
Automobile	12,665	12,857	12,889	12,681	12,924	(259)	(2)
Home equity	8,809	8,919	8,878	8,897	9,026	(217)	(2)
Residential mortgage	12,094	12,100	11,817	11,463	11,391	703	6
RV and marine	4,193	4,181	4,020	3,706	3,590	603	17
Other consumer	973	1,032	1,049	1,082	1,185	(212)	(18)
Total consumer	38,734	39,089	38,653	37,829	38,116	618	2
Total loans and leases	80,261	81,116	80,542	80,199	75,696	4,565	6
Allowance for loan and lease losses	(1,809)	(1,804)	(1,720)	(1,557)	(1,239)	(570)	(46)
Net loans and leases	78,452	79,312	78,822	78,642	74,457	3,995	5
Total earning assets	114,105	112,222	110,665	109,038	101,783	12,322	12
Cash and due from banks	1,080	1,113	1,173	1,299	914	166	18
Intangible assets	2,176	2,185	2,195	2,206	2,217	(41)	(2)
All other assets	7,443	7,279	7,216	7,205	6,472	971	15
Total assets	$122,995	$120,995	$119,529	$118,191	$110,147	$12,848	12%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$26,812	$25,094	23,865	$23,878	$21,202	$5,610	26%
Money market deposits	26,247	26,144	26,200	25,728	24,697	1,550	6
Savings and other domestic deposits	12,277	11,468	11,157	10,609	9,632	2,645	27
Core certificates of deposit (4)	1,384	1,479	2,035	3,003	3,943	(2,559)	(65)
Other domestic time deposits of $250,000 or more	115	139	175	230	321	(206)	(64)
Brokered deposits and negotiable CDs	3,355	4,100	4,182	4,114	2,884	471	16
Total interest-bearing deposits	70,190	68,424	67,614	67,562	62,679	7,511	12
Short-term borrowings	208	239	162	826	3,383	(3,175)	(94)
Long-term debt	7,766	8,799	9,318	9,802	10,076	(2,310)	(23)
Total interest-bearing liabilities	78,164	77,462	77,094	78,190	76,138	2,026	3
Demand deposits—noninterest-bearing	29,095	28,140	27,435	25,660	20,054	9,041	45
All other liabilities	2,412	2,452	2,322	2,396	2,319	93	4
Shareholders’ equity	13,324	12,941	12,678	11,945	11,636	1,688	15
Total liabilities and shareholders’ equity	$122,995	$120,995	$119,529	$118,191	$110,147	$12,848	12%
(3)For purposes of this analysis, NALs are reflected in the average balances of loans.
(4)Includes consumer certificates of deposit of $250,000 or more.
10 Huntington Bancshares Incorporated

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (2)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Fully-taxable equivalent basis (1)	2021	2020	2020	2020	2020
Assets:
Interest-bearing deposits in Federal Reserve Bank	0.10%	0.10%	0.10%	0.10%	1.08%
Interest-bearing deposits in banks	0.08	0.12	0.13	0.33	1.52
Securities:
Trading account securities	3.64	3.65	3.18	1.99	3.21
Available-for-sale securities:
Taxable	1.32	1.53	1.89	2.30	2.62
Tax-exempt	2.52	2.59	2.71	2.75	3.30
Total available-for-sale securities	1.50	1.72	2.06	2.39	2.75
Held-to-maturity securities—taxable	2.02	2.11	2.28	2.39	2.50
Other securities	1.66	1.85	1.23	0.57	2.07
Total securities	1.67	1.87	2.13	2.35	2.64
Loans held for sale	2.64	2.96	2.82	3.22	3.39
Loans and leases: (3)
Commercial:
Commercial and industrial	3.99	3.64	3.67	3.62	4.12
Commercial real estate:
Construction	3.41	3.36	3.40	3.66	4.75
Commercial	2.64	2.62	2.63	2.94	4.00
Commercial real estate	2.75	2.73	2.75	3.06	4.13
Total commercial	3.78	3.48	3.52	3.53	4.12
Consumer:
Automobile	3.71	3.88	3.93	3.84	4.05
Home equity	3.71	3.76	3.79	3.73	4.75
Residential mortgage	3.13	3.27	3.41	3.51	3.70
RV and marine	4.30	4.53	4.60	4.71	4.91
Other consumer	11.17	11.12	11.23	11.10	12.39
Total consumer	3.78	3.93	4.00	4.00	4.45
Total loans and leases	3.78	3.70	3.75	3.75	4.29
Total earning assets	3.11	3.13	3.22	3.35	3.88
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.04	0.04	0.05	0.07	0.43
Money market deposits	0.06	0.10	0.28	0.40	0.81
Savings and other domestic deposits	0.04	0.05	0.06	0.10	0.17
Core certificates of deposit (4)	0.51	0.56	1.03	1.55	1.91
Other domestic time deposits of $250,000 or more	0.22	0.51	0.92	1.25	1.56
Brokered deposits and negotiable CDs	0.18	0.19	0.19	0.18	1.22
Total interest-bearing deposits	0.06	0.08	0.18	0.28	0.68
Short-term borrowings	0.19	0.26	0.30	0.47	1.46
Long-term debt (5)	(5.88)	1.72	1.87	2.58	2.70
Total interest-bearing liabilities	(0.53)	0.27	0.39	0.57	0.98

Net interest rate spread	3.64	2.86	2.83	2.78	2.90
Impact of noninterest-bearing funds on margin	(0.16)	0.08	0.13	0.16	0.24
Net interest margin	3.48%	2.94%	2.96%	2.94%	3.14%
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
(5)    Reflects the net mark-to-market impact of interest rate caps of $144 million or 741 bps and $5 million or 23 bps for 1Q 2021 and 4Q 2020, respectively.
2021 1Q Form 10-Q 11

2021 First Quarter versus 2020 First Quarter
FTE net interest income for the 2021 first quarter increased $182 million, or 23%, from the 2020 first quarter. This increase reflected a $12.3 billion, or 12%, increase in average earning assets, and a 34 basis point increase in the FTE net interest margin to 3.48%. Net interest income in the 2021 first quarter included a $144 million net mark-to-market of interest rate caps, which favorably impacted the NIM by approximately 51 basis points (and long-term debt costs by approximately 741 basis points), and $45 million of deferred PPP loan fees recognized upon receipt of forgiveness payments from the SBA, which favorably impacted the NIM by approximately 16 basis points. The year-over-year decrease in earning asset yields and average liability costs also reflected the impact of lower interest rates and changes in balance sheet mix, including elevated deposits at the Federal Reserve Bank.
Average earning assets for the 2021 first quarter increased $12.3 billion, or 12%, from the year-ago quarter, primarily reflecting a $5.4 billion, or 792%, increase in interest-bearing deposits at the Federal Reserve Bank, a $4.6 billion, or 6%, increase in average total loans and leases, and a $1.8 billion, or 7%, increase in average securities. Average C&I loans increased $3.5 billion, or 11%, primarily reflecting the $5.8 billion of average PPP loans partially offset by lower C&I and dealer floorplan utilization rates. Average residential mortgage loans increased $0.7 billion, or 6%, reflecting continued robust portfolio mortgage production. Average RV and marine loans increased $0.6 billion, or 17%, reflecting strong consumer demand and continued strong production levels.
Average total interest-bearing liabilities for the 2021 first quarter increased $2.0 billion, or 3%, from the year-ago quarter. Average total deposits increased $16.6 billion, or 20%, while average total core deposits increased $16.3 billion, or 20%. The increase in average total core deposits was primarily driven by increased liquidity levels in reaction to the economic downturn, business and commercial growth related to the PPP loans, consumer growth largely related to government stimulus, increased consumer and business banking account production, and reduced attrition. Specifically within core deposits, average total demand deposits increased $14.7 billion, or 36%, average savings and other domestic deposits increased $2.6 billion, or 27%, and average money market deposits increased $1.6 billion, or 6%. Partially offsetting these increases, average core CDs decreased $2.6 billion, or 65%, reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Average total debt decreased $5.5 billion, or 41%, reflecting the repayment of short-term borrowings, the maturity and issuance of $3.2 billion and $1.3 billion of long-term debt, respectively, over the past five quarters, and the purchase of $0.5 billion of long-term debt under the tender offer completed in November 2020, all due to the strong core deposit growth.
2021 First Quarter versus 2020 Fourth Quarter
Compared to the 2020 fourth quarter, FTE net interest income increased $148 million, or 18%, reflecting a $1.9 billion, or 2% increase in average earning assets and 54 basis points of NIM expansion. Both the net interest income increase and the NIM expansion primarily reflected the net impacts of the mark-to-market of interest rate caps and the deferred PPP loan fees recognized upon receipt of forgiveness payments from the SBA. The mark-to-market of interest rate caps was $144 million in the 2021 first quarter compared to $5 million in the 2020 fourth quarter. The accelerated recognition of deferred PPP loan fees were $45 million in the 2021 first quarter compared to $5 million in the 2020 fourth quarter.
Average earning assets increased $1.9 billion, or 2%, primarily reflecting a $2.1 billion, or 9%, increase in average securities, partially offset by a $0.9 billion, or 1%, decrease in average loans and leases. The increase in average securities reflected the purchase of securities to deploy excess liquidity. Average C&I loans decreased $0.5 billion, or 1%, primarily reflecting the $0.4 billion decrease in average PPP loans.
Average total interest-bearing liabilities increased $0.7 billion, or 1%, when compared to the 2020 fourth quarter. Average total deposits increased $2.7 billion, or 3%, and average total core deposits increased $3.5 billion, or 4%. The increase in average total core deposits was primarily driven by consumer growth largely related to government stimulus, increased liquidity levels among our commercial customers, seasonality in government banking, and improved consumer and business banking account retention. Specifically, within core deposits, average total demand deposits increased $2.7 billion, or 5%. Average total debt decreased $1.1 billion, or 12%, primarily reflecting the maturity of $1.1 billion of long-term debt, the purchase of $0.5 billion of long-term debt under the tender offer completed in November 2020, and the repayment of short-term borrowings, all due to the strong core deposit growth.
12 Huntington Bancshares Incorporated

Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses for the 2021 first quarter was $(60) million, a decrease of $501 million, or 114%, compared to the 2020 first quarter. The reduction in provision expense over the prior year was primarily attributed to the improvement in the forecasted macroeconomic environment resulting from anticipated lower unemployment and higher GDP.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 4 - Noninterest Income
	Three Months Ended			1Q21 vs. 1Q20		1Q21 vs. 4Q20
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2021	2020	2020	Amount	Percent	Amount	Percent
Mortgage banking income	$100	$90	$58	$42	72%	$10	11%
Service charges on deposit accounts	69	78	87	(18)	(21)	(9)	(12)
Card and payment processing income	65	65	58	7	12	—	—
Trust and investment management services	52	49	47	5	11	3	6
Capital markets fees	29	34	33	(4)	(12)	(5)	(15)
Insurance income	27	25	23	4	17	2	8
Bank owned life insurance income	16	14	16	—	—	2	14
Gain on sale of loans	3	13	8	(5)	(63)	(10)	(77)
Net (losses) gains on sales of securities	—	—	—	—	—	—	—
Other noninterest income	34	41	31	3	10	(7)	(17)
Total noninterest income	$395	$409	$361	$34	9%	$(14)	(3)%
2021 First Quarter versus 2020 First Quarter
Total noninterest income for the 2021 first quarter increased $34 million, or 9%, from the year-ago quarter. Mortgage banking income increased $42 million, or 72%, primarily reflecting an 89% increase in salable mortgage originations and higher secondary marketing spreads offset by lower net mortgage servicing income. Card and payment processing income increased $7 million, or 12%, reflecting higher debit card usage. Trust and investment management services increased $5 million, or 11%, reflecting record net asset flows, and positive equity market performance over the prior twelve months. Partially offsetting these increases, service charges on deposit accounts decreased $18 million, or 21%, primarily reflecting reduced customer activity and elevated deposits. Gain on sale of loans decreased $5 million, or 63%, primarily reflecting the lower SBA loan sales resulting from the strategic decision to retain SBA loans on the balance sheet.
2021 First Quarter versus 2020 Fourth Quarter
Compared to the 2020 fourth quarter, total noninterest income decreased $14 million, or 3%. Gain on sale of loans decreased $10 million, or 77%, primarily reflecting lower SBA loan sales resulting from the strategic decision to retain SBA loans on the balance sheet. Service charges on deposit accounts decreased $9 million, or 12%, primarily reflecting reduced customer activity and elevated deposits. Other noninterest income decreased $7 million, or 17%, primarily reflecting a $6 million reduction in the Visa Class B derivative fair value adjustment. Capital markets fees decreased $5 million, or 15%, reflecting lower loan syndication fees and customer derivatives activity. Partially offsetting these decreases, mortgage banking income increased $10 million, or 11%, primarily reflecting a $10 million increase in net MSR risk management activities.
2021 1Q Form 10-Q 13

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 5 - Noninterest Expense
	Three Months Ended			1Q21 vs. 1Q20		1Q21 vs. 4Q20
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2021	2020	2020	Amount	Percent	Amount	Percent
Personnel costs	$468	$426	$395	$73	18%	$42	10%
Outside data processing and other services	115	111	85	30	35	4	4
Equipment	46	49	41	5	12	(3)	(6)
Net occupancy	42	39	40	2	5	3	8
Professional services	17	21	11	6	55	(4)	(19)
Amortization of intangibles	10	10	11	(1)	(9)	—	—
Marketing	14	15	9	5	56	(1)	(7)
Deposit and other insurance expense	8	8	9	(1)	(11)	—	—
Other noninterest expense	73	77	51	22	43	(4)	(5)
Total noninterest expense	$793	$756	$652	$141	22%	$37	5%
Number of employees (average full-time equivalent)	15,449	15,477	15,386	63	—%	(28)	—%
Impacts of Significant Items:

	Three Months Ended
	March 31,	December 31,	March 31,
(dollar amounts in millions)	2021	2020	2020
Outside data processing and other services	8	—	—
Net occupancy	3	—	—
Equipment	1	—	—
Professional services	8	—	—
Other noninterest expense	1	—	—
Total noninterest expense adjustments	$21	$—	$—
Adjusted Noninterest Expense (See Non-GAAP Financial Measures in the Additional Disclosures section):

	Three Months Ended			1Q21 vs. 1Q20		1Q21 vs. 4Q20
	March 31,	December 31,	March 31,	Change		Change
(dollar amounts in millions)	2021	2020	2020	Amount	Percent	Amount	Percent
Personnel costs	$468	$426	$395	$73	18%	$42	10%
Outside data processing and other services	107	111	85	22	26	(4)	(4)
Net occupancy	39	39	40	(1)	(3)	—	—
Equipment	45	49	41	4	10	(4)	(8)
Deposit and other insurance expense	8	8	9	(1)	(11)	—	—
Professional services	9	21	11	(2)	(18)	(12)	(57)
Marketing	14	15	9	5	56	(1)	(7)
Amortization of intangibles	10	10	11	(1)	(9)	—	—
Other noninterest expense	72	77	51	21	41	(5)	(6)
Total adjusted noninterest expense (Non-GAAP)	$772	$756	$652	$120	18%	$16	2%
2021 First Quarter versus 2020 First Quarter
Total noninterest expense for the 2021 first quarter increased $141 million or 22%, from the year-ago quarter. Personnel costs increased $73 million, or 18%, primarily reflecting increased incentives and commissions, a timing change implemented in the 2021 first quarter with respect to moving forward the annual grant of equity compensation from May to March, and higher benefits costs. Outside data processing and other services increased $30 million, or 35%, reflecting technology investments to support our strategic growth initiatives and $8 million of TCF acquisition-related expense. Other noninterest expense increased $22 million, or 43%, primarily reflecting a $25 million donation to The Columbus Foundation. Professional services expense increased $6 million, or 55%, reflecting $8 million of acquisition-related legal expense. Equipment expense increased $5 million, or 12%, primarily reflecting
14 Huntington Bancshares Incorporated

technology investments. Marketing expense increased $5 million, or 56%, reflecting a return to pre-pandemic levels and additional investment in strategic marketing initiatives including new Fair Play product launches.
2021 First Quarter versus 2020 Fourth Quarter
Total noninterest expense increased $37 million, or 5%, from the 2020 fourth quarter. Personnel costs increased $42 million, or 10%, primarily reflecting increased incentives and commissions, a timing change implemented in the 2021 first quarter with respect to moving forward the annual grant of equity compensation from May to March, and higher benefits costs.
Provision for Income Taxes
The provision for income taxes in the 2021 first quarter was $102 million, compared with provision for income taxes of $10 million in the 2020 first quarter and $59 million in the 2020 fourth quarter. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The effective tax rates for the 2021 first quarter, 2020 first quarter, and 2020 fourth quarter were 16.1%, 17.0%, and 15.8%, respectively. The variance between the 2021 first quarter compared to the 2020 first quarter, and 2020 fourth quarter provision for income taxes and effective tax rates relates primarily to higher pre-tax income and the impact of stock-based compensation. The net federal deferred tax liability was $149 million and the net state deferred tax asset was $24 million at March 31, 2021.
We file income tax returns with the IRS and various state and city jurisdictions. Federal income tax audits have been completed for tax years through 2009. The 2010 and 2011 tax years remain under exam by the IRS. While the statute of limitations remains open for tax years 2012 through 2019, the IRS has advised that tax years 2012 through 2014 will not be audited and is currently examining the 2015 and 2016 federal income tax returns. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2016.
RISK MANAGEMENT AND CAPITAL
We use a multi-faceted approach to risk governance. It begins with the Board of Directors defining our risk appetite as aggregate moderate-to-low. Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. Controls include, among others, effective segregation of duties, access, and authorization and reconciliation procedures, as well as staff education and a disciplined assessment process.
We believe that our primary risk exposures are credit, market, liquidity, operational and compliance. More information on risk can be found in the Risk Factors section included in Item 1A of our 2020 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2020 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2020 Form 10-K.
2021 1Q Form 10-Q 15

Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 3 “Investment Securities and Other Securities” of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and its mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
We focus on the early identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our ongoing expansion of portfolio management resources is central to our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
Over the course of 2020 and into 2021, we have assessed the impact of the COVID-19 pandemic on our loan portfolio, as we would with any natural disaster or significant economic decline. The longer term impact of our response is dependent upon a number of variables, including the prolonged impact of the COVID-19 pandemic and its impact on the economic recovery. Continued weakness in the labor market could lead to increased delinquencies and defaults in our consumer portfolio. Additionally, increased economic deterioration could lead to elevated default rates in our Commercial portfolio, especially for industries highly impacted by the COVID-19 pandemic.
The payment deferral program that Huntington initiated for its customers in March 2020 has largely ended, with less than 1% of the total deferrals remaining in place as of March 31, 2021. The remaining deferrals in the Consumer portfolio are in the Residential secured portfolio, consistent with the longer term payment deferral time frames available on those loans. For the few commercial borrowers requiring additional financial help, the expired deferrals were replaced with modified terms and conditions as we continue to work closely with our customers. The post deferral payment activity has been positive across both the Commercial and Consumer portfolios to date.
16 Huntington Bancshares Incorporated

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2020 Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 6 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
Commercial:
Commercial and industrial	$34,464	43%	$35,373	43%	$34,895	43%	$34,879	44%	$32,959	42%
Commercial real estate:
Construction	1,083	1	1,035	1	1,154	1	1,200	1	1,180	2
Commercial	6,096	8	6,164	8	6,055	7	5,979	7	5,793	7
Commercial real estate	7,179	9	7,199	9	7,209	8	7,179	8	6,973	9
Total commercial	41,643	52	42,572	52	42,104	51	42,058	52	39,932	51
Consumer:
Automobile	12,591	16	12,778	16	12,925	17	12,678	16	12,907	17
Home equity	8,727	11	8,894	11	8,904	11	8,866	11	9,010	11
Residential mortgage	12,092	15	12,141	15	12,031	15	11,621	15	11,398	15
RV and marine	4,218	5	4,190	5	4,146	5	3,843	5	3,643	5
Other consumer	959	1	1,033	1	1,046	1	1,073	1	1,145	1
Total consumer	38,587	48	39,036	48	39,052	49	38,081	48	38,103	49
Total loans and leases	$80,230	100%	$81,608	100%	$81,156	100%	$80,139	100%	$78,035	100%
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
Commercial Credit
Refer to the “Commercial Credit” section of our 2020 Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2020 Form 10-K for our consumer credit underwriting and on-going credit management processes.
2021 1Q Form 10-Q 17

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2020 are consistent with the portfolio growth metrics.

Table 7 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
Commercial loans and leases:
Real estate and rental and leasing	$6,854	9%	$6,962	9%	$7,056	9%	$7,117	9%	$6,991	9%
Manufacturing	5,523	7	5,556	7	5,658	7	6,147	8	5,846	7
Retail trade (1)	4,694	6	5,111	6	4,922	6	5,053	6	5,886	8
Health care and social assistance	3,672	5	3,646	4	3,566	4	3,534	4	2,815	4
Finance and insurance	3,343	4	3,389	4	3,197	4	3,345	4	3,670	5
Accommodation and food services	3,281	4	3,100	4	3,012	4	2,877	4	2,081	3
Wholesale trade	2,545	3	2,652	3	2,529	3	2,352	3	2,555	3
Professional, scientific, and technical services	1,972	2	2,051	3	2,086	3	2,177	3	1,615	2
Other services	1,578	2	1,613	2	1,641	2	1,510	2	1,358	2
Construction	1,412	2	1,389	2	1,425	2	1,492	2	962	1
Transportation and warehousing	1,307	2	1,401	2	1,408	2	1,338	2	1,211	2
Admin./Support/Waste Mgmt. and Remediation Services	949	1	975	1	932	1	916	1	693	1
Information	793	1	829	1	817	1	759	1	728	1
Utilities	754	1	793	1	647	1	573	1	629	1
Arts, entertainment, and recreation	725	1	744	1	738	1	732	1	694	1
Educational services	686	1	735	1	752	—	559	—	465	—
Public administration	640	1	662	1	645	—	302	—	259	—
Mining, quarrying, and oil and gas extraction	511	—	601	—	674	1	930	1	1,162	1
Agriculture, forestry, fishing and hunting	139	—	157	—	158	—	140	—	141	—
Management of companies and enterprises	123	—	144	—	132	—	115	—	104	—
Unclassified/Other	142	—	62	—	109	—	90	—	67	—
Total commercial loans and leases by industry category	41,643	52	42,572	52	42,104	51	42,058	52	39,932	51
Automobile	12,591	16	12,778	16	12,925	17	12,678	16	12,907	17
Home Equity	8,727	11	8,894	11	8,904	11	8,866	11	9,010	11
Residential Mortgage	12,092	15	12,141	15	12,031	15	11,621	15	11,398	15
RV and marine	4,218	5	4,190	5	4,146	5	3,843	5	3,643	5
Other consumer loans	959	1	1,033	1	1,046	1	1,073	1	1,145	1
Total loans and leases	$80,230	100%	$81,608	100%	$81,156	100%	$80,139	100%	$78,035	100%
(1)    Amounts include $2.0 billion, $2.4 billion, $2.2 billion, $2.8 billion and $4.0 billion of auto dealer services loans at March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
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
18 Huntington Bancshares Incorporated

Credit quality performance in the 2021 first quarter reflected total NCOs as a percent of average loans, annualized, of 0.32%, an decrease from 0.55% in the prior quarter. Total NCOs were $64 million, a decrease of $48 million from the prior quarter, driven by a $41 million decrease in Commercial NCOs, and a $7 million decrease in Consumer NCOs. NPAs decreased from the prior quarter by $19 million or 3% driven by reductions in the commercial portfolio.
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 4 “Loans / Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section of our 2020 Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $351 million of commercial related NALs at March 31, 2021, $241 million, or 69%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 8 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Nonaccrual loans and leases (NALs):
Commercial and industrial	$343	$353	$388	$485	$396
Commercial real estate	8	15	16	28	30
Automobile	3	4	5	8	6
Home equity	71	70	71	59	58
Residential mortgage	90	88	88	66	66
RV and marine	1	2	1	2	2
Other consumer	—	—	—	—	—
Total nonaccrual loans and leases	516	532	569	648	558
Other real estate, net:
Residential	2	4	4	5	8
Commercial	—	—	1	2	2
Total other real estate, net	2	4	5	7	10
Other NPAs (1)	26	27	28	58	18
Total nonperforming assets	$544	$563	$602	$713	$586

Nonaccrual loans and leases as a % of total loans and leases	0.64%	0.65%	0.70%	0.81%	0.72%
NPA ratio (2)	0.68	0.69	0.74	0.89	0.75
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
2021 First Quarter versus 2020 Fourth Quarter.
Total NPAs decreased $19 million, or 3%, compared with December 31, 2020, driven by driven by reductions in C&I and CRE nonaccrual loans.
TDR Loans
(This section should be read in conjunction with Note 4 “Loans / Leases” of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section of our 2020 Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been consistently over 75%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of March 31, 2021, over 81% of the $428 million of accruing TDRs secured by residential real estate (residential mortgage and home equity in Table 9) are current on their required payments, with over 55% of the accruing pool
2021 1Q Form 10-Q 19

having had no delinquency in the past 12 months. There is limited migration from the accruing to nonaccruing components, and virtually all of the charge-offs come from the nonaccruing TDR balances.
The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 9 - Accruing and Nonaccruing Troubled Debt Restructured Loans (1)
(dollar amounts in millions)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
TDRs—accruing:
Commercial and industrial	$127	$193	$189	$192	$219
Commercial real estate	32	33	34	35	37
Automobile	51	50	53	52	42
Home equity	179	187	199	209	219
Residential mortgage	249	248	256	229	227
RV and marine	7	6	6	6	3
Other consumer	8	9	10	10	11
Total TDRs—accruing	653	726	747	733	758
TDRs—nonaccruing:
Commercial and industrial	101	95	146	169	119
Commercial real estate	3	3	3	3	4
Automobile	2	2	2	2	2
Home equity	30	30	29	26	25
Residential mortgage	51	51	48	43	42
RV and marine	1	1	1	1	2
Total TDRs—nonaccruing	188	182	229	244	194
Total TDRs	$841	$908	$976	$977	$952
(1)Loan modifications under the CARES Act, as amended and interagency regulatory guidance are not considered TDRs.
Overall TDRs decreased in the quarter, primarily related to a decline in the C&I portfolio. Huntington continues to proactively work with our borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
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
The models used within our loan and lease portfolio incorporate historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. We make various judgments combined with historical loss experience to generate a loss rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
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
These three parameters, PD, EAD, and LGD are utilized to estimate the cumulative credit losses over the remaining expected life of the loan. We also consider the likelihood a previously charged-off account will be recovered. This calculation is dependent on how long ago the account was charged-off and future economic conditions, which estimate the likelihood and magnitude of recovery. Our models are developed using internal historical loss experience covering the full economic cycle and consider the impact of account characteristics on expected losses.
20 Huntington Bancshares Incorporated

Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels discussed below. These macroeconomic scenarios contain certain geography based variables that are influential to our modeling process, the most significant being unemployment rates and Gross Domestic Product (GDP). The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the macroeconomic scenarios. Lifetime losses for most of our loans and receivables are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
The macroeconomic scenarios evaluated by Huntington during the 2021 first quarter continued to reflect the impact of the COVID-19 pandemic. The baseline scenario used for the quarter assumes that the worst of the economic disruption from the pandemic has passed, with the expectation that subsequent waves of the virus will not carry the same level of economic disruption experienced to date. The unemployment variable is incorporated within our models as both a rate of change variable and an absolute level variable. Historically, changes in unemployment have taken gradual paths resulting in more measured impacts each quarter.
The table below is intended to show how the forecasted path of these key macroeconomic variables has changed since the end of 2020:

Table 10 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2020	2021		2022
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2020	7.2%	7.5%	7.2%	6.4%	5.5%
1Q 2021	N/A	6.3	5.7	5.0	4.5

Gross Domestic Product (1)
4Q 2020	3.0%	3.8%	5.8%	4.4%	3.9%
1Q 2021	N/A	5.2	5.8	5.3	3.5

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
The uncertainty related to the COVID-19 pandemic prompted management to continue to assess the macroeconomic environment through the end of the quarter. Management considered multiple macroeconomic forecasts that reflected a range of possible outcomes in order to capture the severity of and the economic disruption associated with the pandemic. While we have incorporated our estimated impact of COVID-19 into our allowance for credit losses (“ACL”), the ultimate impact of COVID-19 is still uncertain, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.
Given significant COVID-19 specific government relief programs and additional stimulus spending enacted into law during the first quarter, as well as certain limitations of our models in the current economic environment particularly the level of unemployment, management developed additional analytics to support adjustments to our modeled results. The Bank’s governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve (collectively assessed) will continue to utilize the scenario weighting approach established in prior quarters. Given the impact of the unemployment variable utilized within the models and the uncertainty associated with key economic scenario assumptions, the March 31, 2021 ACL included a material general reserve component as well as additional industry specific risk profiles to capture economic uncertainty not addressed within the quantitative transaction reserve.
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
2021 1Q Form 10-Q 21

Losses related to the unfunded commitments are then recorded as AULC within other liabilities in the Unaudited Condensed Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 11 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
ALLL
Commercial
Commercial and industrial	$865	43%	$939	43%	$912	43%	$923	44%	$837	42%
Commercial real estate	332	9	297	9	351	8	246	8	159	9
Total commercial	1,197	52	1,236	52	1,263	51	1,169	52	996	51
Consumer
Automobile	156	16	166	16	163	17	177	16	148	17
Home equity	90	11	124	11	103	11	105	11	120	11
Residential mortgage	73	15	79	15	69	15	44	15	53	15
RV and marine	114	5	129	5	116	5	125	5	97	5
Other consumer	73	1	80	1	82	1	82	1	90	1
Total consumer	506	48	578	48	533	49	533	48	508	49
Total ALLL	1,703	100%	1,814	100%	1,796	100%	1,702	100%	1,504	100%
AULC	38		52		82		119		99
Total ACL	$1,741		$1,866		$1,878		$1,821		$1,603
Total ALLL as a % of
Total loans and leases		2.12%		2.22%		2.21%		2.12%		1.93%
Nonaccrual loans and leases		330		341		316		263		270
NPAs		313		323		298		239		257
Total ACL as % of
Total loans and leases		2.17%		2.29%		2.31%		2.27%		2.06%
Nonaccrual loans and leases		338		351		330		281		287
NPAs		320		332		311		255		273
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
2021 First Quarter versus 2020 Fourth Quarter
At March 31, 2021, the ALLL was $1.7 billion, a decrease of $111 million compared to the December 31, 2020 balance of $1.8 billion. The ALLL to total loans and leases ratio decreased 10 basis points to 2.12%
The ACL to total loans ratio was 2.17% at March 31, 2021 compared to 2.29% at December 31, 2020. The decrease was primarily related to a reduction in credit reserves reflecting an improvement in the economic outlook.
22 Huntington Bancshares Incorporated

NCOs

Table 12 - Quarterly Net Charge-off Analysis
	Three Months Ended
	March 31,	December 31,	March 31,
(dollar amounts in millions)	2021	2020	2020
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$52	$58	$84
Commercial real estate:
Construction	—	—	—
Commercial	(3)	32	(1)
Commercial real estate	(3)	32	(1)
Total commercial	49	90	83
Consumer:
Automobile	2	6	7
Home equity	—	1	5
Residential mortgage	—	1	1
RV and marine	3	2	2
Other consumer	10	12	19
Total consumer	15	22	34
Total net charge-offs	$64	$112	$117

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.60%	0.67%	1.09%
Commercial real estate:
Construction	(0.04)	(0.04)	0.08
Commercial	(0.17)	2.14	(0.06)
Commercial real estate	(0.15)	1.81	(0.03)
Total commercial	0.47	0.86	0.89
Consumer:
Automobile	0.05	0.21	0.22
Home equity	0.02	0.01	0.19
Residential mortgage	0.01	0.05	0.02
RV and marine	0.29	0.21	0.27
Other consumer	3.99	4.35	6.45
Total consumer	0.16	0.22	0.35
Net charge-offs as a % of average loans	0.32%	0.55%	0.62%

2021 First Quarter versus 2020 Fourth Quarter
NCOs were an annualized 0.32% of average loans and leases in the current quarter, decreasing from 0.55% in the 2020 fourth quarter, and below our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.47% in the current quarter compared to 0.86% in the 2020 fourth quarter. Consumer charge-offs were lower for the quarter, across the consumer portfolio, consistent with our expectations.
Market Risk
(This section should be read in conjunction with the “Market Risk” section of our 2020 Form 10-K for our on-going market risk management processes.)
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
2021 1Q Form 10-Q 23

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
In measuring the financial risks associated with interest rate sensitivity in Huntington’s balance sheet, Huntington compares a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward reflects the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios which are instantaneous parallel rate shifts, and “ramp” scenarios where the parallel shift is applied gradually over the first 12 months of the forecast on a pro rata basis. In both shock and ramp scenarios with falling rates, Huntington presumes that market rates cannot go below 0%. The forecasted scenarios are inclusive of realized income of interest rate risk hedging activities. Forward starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.

Table 14 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.3%	-2.0%	-4.0%
March 31, 2021	-0.6	3.0	6.6
December 31, 2020	-1.1	3.4	7.3
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual (“ramp” as defined above) +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months as well as an instantaneous parallel shock of -25 basis points.
Our NII at Risk is within our Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios. The NII at Risk shows that our balance sheet is asset sensitive at both March 31, 2021, and December 31, 2020. The change in sensitivity is primarily driven by changes in market rate expectations, and the size and mix of the balance sheet.

Table 15 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.5%	-6.0%	-12.0%
March 31, 2021	—	-1.3	-4.4
December 31, 2020	-0.7	1.4	-0.1
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts (“shocks” as defined above) in market interest rates.
We are within our Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios. As of March 31st, EVE depicts a liability sensitive (long duration) balance sheet profile. The change in sensitivity from December 31st 2020’s asset sensitive (short duration) position was driven primarily by changes in the spot market rate curve impacting forecasted runoff expectations, and the size and shape of the balance sheet.
24 Huntington Bancshares Incorporated

Use of Derivatives to Manage Interest Rate Risk
An integral component of our interest rate risk management strategy is use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that we may use as part of our interest rate risk management strategy include interest rate swaps, caps and floors, forward contracts, and forward starting interest rate swaps.
Table 16 shows all swap, floor and cap positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 12 “Derivative Financial Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements.
The following table presents additional information about the interest rate swaps, caps and floors used in Huntington’s asset and liability management activities at March 31, 2021 and December 31, 2020.

Table 16 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Asset Liability Management Instruments
	March 31, 2021
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$6,525	1.78	$219	1.81%	0.11%
Pay Fixed - Receive 1 month LIBOR (1)	2,957	2.48	38	0.22	0.11
Receive Fixed - Pay 1 month LIBOR - forward starting (2)	750	3.04	18	1.24	—
Pay Fixed - Receive 1 month LIBOR - forward starting (3)	233	9.35	9	1.12
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	5,397	1.77	217	2.28	0.11
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (4)	230	4.41	—	0.07	0.02
Pay Fed Fund - Receive SOFR (economic hedges) (4)	41	1.73	—	0.01	0.07
Total swap portfolio	$16,133		$501

	March 31, 2021
		Average Maturity (years)		Weighted-Average Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$6,175	0.15	$28	1.76%	0.11%
Purchased Floor Spread - 1 month LIBOR	525	1.57	8	2.50 / 1.50	0.11
Purchased Floor Spread - 1 month LIBOR forward starting (5)	2,375	3.56	59	1.56 / 0.65	—
Purchased Floor Spread - 1 month LIBOR (economic hedges)	1,000	2.04	16	1.75 / 1.00	0.11
Interest rate caps
Purchased Cap - 1 month LIBOR (economic hedges)	5,000	6.66	244	0.98	0.11
Written Cap - 1 month LIBOR (economic hedges)	1,500	6.58	(25)	2.94	0.11
Written Cap - 1 month LIBOR forward starting (economic hedges) (2)	1,500	6.59	(24)	3.00	—
Total floors and caps portfolio	$18,075		$306

2021 1Q Form 10-Q 25

	December 31, 2020
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$6,525	2.03	$231	1.81%	0.15%
Pay Fixed - Receive 1 month LIBOR (1)	3,076	1.99	3	0.17	0.15
Receive Fixed - Pay 1 month LIBOR - forward starting (2)	750	3.29	23	1.24	—
Pay Fixed - Receive 1 month LIBOR - forward starting (6)	408	9.08	2	0.68	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	5,397	2.02	262	2.28	0.15
Receive Fixed - Pay 3 month LIBOR	800	0.21	5	1.31	0.22
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (4)	230	4.66	—	0.09	0.10
Pay Fed Fund - Receive SOFR (economic hedges) (4)	41	1.98	—	0.09	0.09
Total swap portfolio	$17,227		$526

	December 31, 2020
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$7,200	0.37	$59	1.81%	0.15%
Purchased Floor Spread - 1 month LIBOR	400	1.74	7	2.50 / 1.50	0.15
Purchased Floor Spread - 1 month LIBOR forward starting (7)	2,500	3.72	76	1.65 / 0.70	—
Purchased Floor Spread - 1 month LIBOR (economic hedges)	1,000	2.29	18	1.75 / 1.00	0.16
Interest rate caps
Purchased Cap - 1 month LIBOR (economic hedges)	5,000	6.91	91	0.98	0.15
Total floors and caps portfolio	$16,100		$251
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.
(2)Forward starting swaps and caps effective starting in April 2021.
(3)Forward starting swaps effective starting from April 2021 to May 2021.
(4)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(5)Forward starting floor spreads become effective starting from April 2021 to June 2021.
(6)Forward starting swaps become effective starting from January 2021 to May 2021.
(7)Forward starting floors become effective starting from March 2021 to June 2021.
During the fourth quarter of 2020, we purchased (long) $5.0 billion notional of interest rate caps with an average strike price of 98 basis points to reduce the impact on capital from rising rates and designated them as economic hedges of interest rate risk attributable to our long-term debt. Subsequently, in the first quarter of 2021, we entered into an incremental $3.0 billion notional of written (short) interest rates caps with an average strike price of 297 basis points and created a collar-like position for hedging our interest rate risk.
Net interest income in the current quarter included a $144 million mark-to-market of interest rate caps (including caps written in the first quarter of 2021). The mark-to-market is not included in the NII at Risk calculations above. As these positions are marked-to-market through net interest income each quarter, we expect impact in our reported net interest margin. However, the partial collar-like position that was created by selling the interest caps is expected to dampen those impacts.
26 Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At March 31, 2021, we had a total of $274 million of capitalized MSRs representing the right to service $24 billion in mortgage loans.
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
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section of our 2020 Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at March 31, 2021. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $13.4 billion as of March 31, 2021.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2021, these core deposits funded 79% of total assets (124% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $16 million and $14 million at March 31, 2021 and December 31, 2020, respectively.
2021 1Q Form 10-Q 27

The following table reflects deposit composition detail for each of the last five quarters:

Table 17 - Deposit Composition

	March 31,		December 31,		September 30,		June 30,		March 31,
(dollar amounts in millions)	2021		2020		2020		2020		2020
By Type:
Demand deposits—noninterest-bearing	$31,226	30%	$28,553	29%	$27,466	29%	$27,574	29%	$21,039	24%
Demand deposits—interest-bearing	27,493	27	26,757	27	24,242	25	22,961	25	23,115	27
Money market deposits	26,268	26	26,248	27	26,230	28	25,312	27	25,068	29
Savings and other domestic deposits	13,115	13	11,722	12	11,268	12	11,034	12	9,845	11
Core certificates of deposit (1)	1,329	1	1,425	1	1,586	2	2,478	3	3,599	4
Total core deposits:	99,431	97	94,705	96	90,792	96	89,359	96	82,666	95
Other domestic deposits of $250,000 or more	105	—	131	—	156	—	209	—	276	—
Brokered deposits and negotiable CDs	2,648	3	4,112	4	4,206	4	4,123	4	3,888	5
Total deposits	$102,184	100%	$98,948	100%	$95,154	100%	$93,691	100%	$86,830	100%
Total core deposits:
Commercial	$46,539	47%	$44,698	47%	$43,018	47%	$41,630	47%	$38,064	46%
Consumer	52,892	53	50,007	53	47,774	53	47,729	53	44,602	54
Total core deposits	$99,431	100%	$94,705	100%	$90,792	100%	$89,359	100%	$82,666	100%
(1)    Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $48.2 billion and $53.4 billion at March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $4.8 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at March 31, 2021.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, short-term borrowings, and long-term debt. At March 31, 2021, total wholesale funding was $10.2 billion, a decrease from $12.8 billion at December 31, 2020. The decrease from year-end is due to a decrease in brokered deposits and negotiable CD and long-term debt.
At March 31, 2021, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
During the 2021 first quarter, Huntington issued $500 million of Series H Preferred Stock. See Note 8 “Shareholders’ Equity” and Note 14 of our 2020 Form 10-K for further information.
At March 31, 2021 and December 31, 2020, the parent company had $4.1 billion and $4.4 billion, respectively, in cash and cash equivalents.
On April 21, 2021, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on July 1, 2021, to shareholders of record on June 17, 2021. Based on the
28 Huntington Bancshares Incorporated

current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $153 million per quarter. On April 21, 2021, the Board of Directors also declared a quarterly Series B, Series C, Series D, Series E, Series F, Series G and Series H Preferred Stock dividend payable on July 15, 2021 to shareholders of record on July 1, 2021. Total cash demands required for Series B, Series C, Series D, Series E, Series F, Series G and Series H are expected to be approximately $37 million per quarter.
During the first three months of 2021, the Bank paid preferred and common dividends of $11 million and $0.3 billion, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, floors and caps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, failed business contingency plans and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with significant contracts, agreements, laws, rules, and regulations, and to improve the oversight of our operational risk.
We actively monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. Cybersecurity threats have increased, primarily through COVID-19 themed phishing campaigns.  We are actively monitoring our email gateways for malicious phishing email campaigns.  We have also increased our cybersecurity and fraud monitoring activities through the implementation of specific monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce is now working remotely.
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
To mitigate operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and the Audit Committee, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the
2021 1Q Form 10-Q 29

Board, as appropriate. A separate Board Committee on Conversions and Integration is in place to monitor the activities, risks and progress of the TCF merger.
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 18 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		March 31, 2021	December 31, 2020	March 31, 2020
Total risk-weighted assets	Consolidated	$89,494	$88,878	$90,193
	Bank	89,140	88,601	90,016
CET I risk-based capital	Consolidated	9,240	8,887	8,538
	Bank	9,667	9,438	9,887
Tier 1 risk-based capital	Consolidated	11,920	11,083	9,746
	Bank	10,831	10,601	10,760
Tier 2 risk-based capital	Consolidated	1,729	1,774	1,746
	Bank	1,436	1,431	1,481
Total risk-based capital	Consolidated	13,649	12,856	11,492
	Bank	12,267	12,032	12,241
CET I risk-based capital ratio	Consolidated	10.32%	10.00%	9.47%
	Bank	10.85	10.65	10.98
Tier 1 risk-based capital ratio	Consolidated	13.32	12.47	10.81
	Bank	12.15	11.97	11.95
Total risk-based capital ratio	Consolidated	15.25	14.46	12.74
	Bank	13.76	13.58	13.60
Tier 1 leverage ratio	Consolidated	9.85	9.32	9.01
	Bank	8.98	8.94	9.98
(1)    Capital ratios reflect Huntington's election of a five-year transition to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period.
At March 31, 2021, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The increase in capital ratios was driven by earnings, adjusted for the CECL transition, offset by the repurchase of $5 million of common stock over the last four quarters (all during 2020 fourth quarter) and cash
30 Huntington Bancshares Incorporated

dividends. The balance sheet growth impact on regulatory capital ratios was largely offset by a change in asset mix during 2020 related to PPP loans and elevated deposits at the Federal Reserve Bank (both of which are 0% risk weighted). The year-over-year change in regulatory Tier 1 risk-based capital and total risk-based capital ratios also reflect the issuance of $500 million of Series F preferred stock, $500 million of Series G preferred stock and $500 million of Series H preferred stock in the 2020 second quarter, 2020 third quarter and 2021 first quarter, respectively.
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
Shareholders’ equity totaled $13.6 billion at March 31, 2021, an increase of $0.6 billion or 5% when compared with December 31, 2020.
On February 2, 2021, Huntington issued $500 million of preferred stock. Huntington issued 20,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.50% Series H Non-Cumulative Perpetual Preferred Stock (Preferred H Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).
On June 25, 2020, we were notified by the FRB that that certain large BHCs, including Huntington, were required to update and resubmit their capital plans because changes in financial markets and the macroeconomic outlook that could have a material impact on the BHC’s risk profile and financial condition required the use of updated scenarios. On December 18, 2020, we were notified by the FRB that under both of the severely adverse and the alternative severely adverse economic stress scenarios in the supervisory stress tests, our modeled capital ratios would continue to exceed the minimum requirements under the FRB's capital adequacy rules. In addition, the FRB also announced that certain large BHCs, including Huntington, will be permitted to make both dividend and share repurchases during the first quarter of 2021, subject to limits based on the amount of dividends paid in the second quarter of 2020 and the Bank's average net income for the four preceding quarters and that the FRB was extending through March 31, 2021, the time period for the FRB to notify certain large BHCs, including Huntington, whether the FRB will recalculate a large BHC’s stress capital buffer.
On March 25, 2021, we were notified by the FRB that certain large BHCs, including Huntington, would continue to be permitted to make both dividend and share repurchases during the second quarter of 2021, subject to limits based on the amount of dividends paid in the second quarter of 2020 and the Bank's average net income for the four preceding quarters. Our second quarter dividend that was declared by the Board of Directors on April 22, 2021 complies with these limits. In addition, the FRB announced that it was extending, through June 30, 2021, the time period for the FRB to notify certain large BHCs including Huntington, whether the FRB will recalculate a large BHCs stress capital buffer.
While the FRB reserves the authority to revoke or amend the amount of the distributions, or to further extend the restrictions on second quarter capital distributions to future quarters, the FRB announced, on March 25, 2021, that for a bank, such as Huntington, that is not subject to the supervisory stress test in 2021 and on a two-year supervisory stress testing cycle, the restrictions on capital distributions will end after June 30, 2021 and the Bank’s SCB requirements based on the June 2020 stress test will remain in place.
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
2021 1Q Form 10-Q 31

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
32 Huntington Bancshares Incorporated

Net Income by Business Segment
Net income by business segment for the past three-month periods ending March 31, 2021 and March 31, 2020 is presented in the following table:

Table 19 - Net Income by Business Segment
	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020
Consumer and Business Banking	$111	$60
Commercial Banking	118	(86)
Vehicle Finance	76	11
RBHPCG	25	24
Treasury / Other	202	39
Net income	$532	$48
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including the mark-to-market of interest rate caps) , and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
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

Consumer and Business Banking

Table 20 - Key Performance Indicators for Consumer and Business Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$337	$364	$(27)	(7)%
Provision for credit losses	(36)	82	(118)	(144)
Noninterest income	236	212	24	11
Noninterest expense	469	418	51	12
Provision for income taxes	29	16	13	81
Net income	$111	$60	$51	85%
Number of employees (average full-time equivalent)	7,808	7,769	39	1%
Total average assets	$30,718	$24,677	$6,041	24
Total average loans/leases	27,069	21,593	5,476	25
Total average deposits	62,333	51,296	11,037	22
Net interest margin	2.16%	2.81%	(0.65)%	(23)
NCOs	$14	$32	$(18)	(56)
NCOs as a % of average loans and leases	0.21%	0.60%	(0.39)%	(65)
2021 First Three Months versus 2020 First Three Months
Consumer and Business Banking, including Home Lending, reported net income of $111 million in the first three-month period of 2021, an increase of $51 million, or 85%, compared to the year-ago period. Segment net interest income decreased $27 million, or 7%, due to decreased spread on deposits and decreased loan margin, partially offset by PPP revenues. The provision for credit losses decreased $118 million, or 144%, primarily due to changes in the forecasted economic outlook compared to the year-ago period. Noninterest income increased $24 million, or 11%, primarily due to increased mortgage banking income, and increased debit and ATM interchange from higher
2021 1Q Form 10-Q 33

transaction volumes, partially offset by lower service charge income reflecting reduced customer overdrafts. Noninterest expense increased $51 million, or 12%, mostly due to increased personnel and incentives as a result of higher levels of production and origination volume.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $24 million in the first three-month period of 2021, compared with net income of $11 million in the year-ago period. Noninterest income increased $32 million, driven primarily by an increase in salable mortgage originations and higher secondary marketing spreads. Noninterest expense increased $21 million due to higher personnel expense as a result of higher origination volumes.

Commercial Banking

Table 21 - Key Performance Indicators for Commercial Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$199	$232	$(33)	(14)%
Provision for credit losses	5	298	(293)	(98)
Noninterest income	88	86	2	2
Noninterest expense	133	129	4	3
Provision for income taxes	31	(23)	54	235
Net income (loss)	$118	$(86)	$204	237%
Number of employees (average full-time equivalent)	1,271	1,273	(2)	—%
Total average assets	$35,918	$34,810	$1,108	3
Total average loans/leases	26,694	27,238	(544)	(2)
Total average deposits	25,100	21,525	3,575	17
Net interest margin	2.78%	3.15%	(0.37)%	(12)
NCOs	$46	$75	$(29)	(39)
NCOs as a % of average loans and leases	0.68%	1.11%	(0.43)%	(39)
2021 First Three Months versus 2020 First Three Months
Commercial Banking reported net income of $118 million in the first three-month period of 2021, compared to a net loss of $86 million in the year-ago period. The provision for credit losses decreased $293 million, or 98%, primarily due to changes in the forecasted economic outlook compared to the year-ago period. Segment net interest income decreased $33 million, or 14%, due to a 37 basis point decrease in net interest margin driven by a sharp decline in the benefit of deposits. Noninterest income increased $2 million, or 2%, largely driven by an increase in treasury management related revenue reflecting the impact of lower earnings credit rates on commercial deposits, partially offset by a decline in capital markets driven by decline in interest rate derivative income. Noninterest expense increased $4 million, or 3%, primarily due to personnel expense reflecting an increase in incentives, partially offset by a reduction in business development expense primarily reflecting reduced travel stemming from the COVID-19 pandemic.
34 Huntington Bancshares Incorporated

Vehicle Finance

Table 22 - Key Performance Indicators for Vehicle Finance
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$107	$106	$1	1%
Provision for credit losses	(22)	60	(82)	(137)
Noninterest income	3	3	—	—
Noninterest expense	35	35	—	—
Provision for income taxes	21	3	18	600
Net income	$76	$11	$65	591%
Number of employees (average full-time equivalent)	254	263	(9)	(3)%
Total average assets	$19,468	$20,215	$(747)	(4)
Total average loans/leases	19,735	20,307	(572)	(3)
Total average deposits	768	366	402	110
Net interest margin	2.20%	2.08%	0.12%	6
NCOs	$5	$10	$(5)	(50)
NCOs as a % of average loans and leases	0.10%	0.19%	(0.09)%	(47)
2021 First Three Months versus 2020 First Three Months
Vehicle Finance reported net income of $76 million in the first three-month period of 2021, an increase of $65 million, or 591%, compared to the year-ago period. The provision for credit losses decreased $82 million due to changes in the forecasted economic outlook as compared to the year ago period. Segment net interest income increased $1 million, or 1%, due to a 12 basis point increase in the net interest margin partially offset by a 3% decrease in average loan balances. The decrease in average loan balances of $0.6 billion is driven by average commercial balances as dealership inventory levels and the resulting floor plan line utilization remain low. Additionally, RV / Marine balances increased $0.6 billion year over year, reflecting strong production levels over the past year, partially offset by a decline of $0.3 billion of auto balances. Noninterest income and expense were both comparable to year ago levels.

Regional Banking and The Huntington Private Client Group

Table 23 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$34	$43	$(9)	(21)%
Provision for credit losses	(7)	1	(8)	(800)
Noninterest income	53	50	3	6
Noninterest expense	62	62	—	—
Provision for income taxes	7	6	1	17
Net income	$25	$24	$1	4%
Number of employees (average full-time equivalent)	998	1,025	(27)	(3)%
Total average assets	$6,815	$6,707	$108	2
Total average loans/leases	6,568	6,415	153	2
Total average deposits	7,059	6,100	959	16
Net interest margin	1.92%	2.69%	(0.77)%	(29)
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	—%	—%	—
Total assets under management (in billions)—eop	$20.7	$15.8	$4.9	31
Total trust assets (in billions)—eop	136.0	123.7	12.3	10
eop - End of Period.
2021 1Q Form 10-Q 35

2021 First Three Months versus 2020 First Three Months
RBHPCG reported net income of $25 million for the first three-month period of 2021, an increase of $1 million, or 4%, compared to the year-ago period. Segment net interest income decreased $9 million, or 21%, due to a 77 basis point decrease in net interest margin, reflecting both lower deposit and loan spreads. Average loans increased $0.2 billion, or 2%, primarily due to residential real estate mortgage loans, and average deposits increased $1.0 billion, or 16%, primarily related to PPP, stimulus, and higher customer liquidity levels. Noninterest income increased $3 million, or 6%, due to a 31% increase in assets under management reflecting record net asset flows and positive equity markets. In addition, the title insurance business reported record fee income. Noninterest expenses were flat to prior year reflecting lower discretionary expense and continued cost controls.
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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and our business, results of operations, and financial condition; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement between Huntington and TCF; the outcome of any legal proceedings that may be instituted against Huntington or TCF; delays in completing the transaction; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction); the failure to satisfy any of the conditions to the transaction on a timely basis or at all; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Huntington and TCF do business; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; the ability to complete the transaction and integration of Huntington and TCF successfully; the dilution caused by Huntington’s issuance of additional shares of its capital stock in connection with the transaction; and other factors that may affect the future results of Huntington and TCF.
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
36 Huntington Bancshares Incorporated

Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
Significant Items
From time-to-time, revenue, expenses, or taxes are impacted by items judged by Management to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by Management at that time to be infrequent or short-term in nature. We refer to such items as “Significant Items”. Most often, these Significant Items result from factors originating outside the Company; e.g., regulatory actions / assessments, windfall gains, one-time tax assessments / refunds, litigation actions, etc. In other cases, they may result from Management decisions associated with significant corporate actions outside of the ordinary course of business; e.g., merger / restructuring charges, recapitalization actions, goodwill impairment, etc.
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
Management believes the disclosure of Significant Items, when appropriate, aids analysts/investors in better understanding corporate performance and trends so that they can ascertain which of such items, if any, they may wish to include/exclude from their analysis of the company’s performance - i.e., within the context of determining how that performance differed from their expectations, as well as how, if at all, to adjust their estimates of future performance accordingly. To this end, Management has adopted a practice of listing “Significant Items” in its external disclosure documents (e.g., earnings press releases, quarterly performance discussions, investor presentations, Forms 10-Q and 10-K).
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
2021 1Q Form 10-Q 37

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
Risk Factors
More information on risk can be found in Item 1A Risk Factors below and in the Risk Factors section included in Item 1A of our 2020 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements included in our December 31, 2020 Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed in our December 31, 2020 Form 10-K.
Allowance for Credit Losses
Our ACL at March 31, 2021 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded loan commitments and letters of credit. Management estimates the allowance for credit losses by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
One of the most significant judgments influencing the allowance for credit losses estimate is the macro-economic forecasts. Key external economic parameters that directly impact our loss modeling framework include forecasted footprint unemployment rates and Gross Domestic Product. Changes in the economic forecasts could significantly affect the estimated credit losses, which could potentially lead to materially different allowance levels from one reporting period to the next.
Given the dynamic relationship between macro-economic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate.
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections and COVID-19 deaths being significantly above the baseline projections, leading to a much slower re-opening of the economy. Under this scenario, as an example, the unemployment rate remains elevated for a prolonged period and is estimated to remain at 8.0% and 6.5% at the end of 2022 and 2023, respectively. These numbers represent approximately 3.5% higher unemployment estimates than baseline scenario projections of 4.5% and 4.2%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative allowance impact of approximately $600 million.
38 Huntington Bancshares Incorporated

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
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as the current COVID-19 pandemic, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the current COVID-19 pandemic will continue to negatively impact our businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis, including securities, and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.
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
2021 1Q Form 10-Q 39

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

40 Huntington Bancshares Incorporated

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollar amounts in millions)	2021	2020
Assets
Cash and due from banks	$1,096	$1,319
Interest-bearing deposits at Federal Reserve Bank	7,493	5,276
Interest-bearing deposits in banks	52	117
Trading account securities	51	62
Available-for-sale securities	19,375	16,485
Held-to-maturity securities	7,815	8,861
Other securities	411	418
Loans held for sale (includes $1,531 and $1,198 respectively, measured at fair value)(1)	1,537	1,275
Loans and leases (includes $118 and $94 respectively, measured at fair value)(1)	80,230	81,608
Allowance for loan and lease losses	(1,703)	(1,814)
Net loans and leases	78,527	79,794
Bank owned life insurance	2,581	2,577
Premises and equipment	747	757
Goodwill	1,990	1,990
Servicing rights and other intangible assets	480	428
Other assets	3,613	3,679
Total assets	$125,768	$123,038
Liabilities and shareholders’ equity
Liabilities
Deposits	$102,184	$98,948
Short-term borrowings	219	183
Long-term debt	7,210	8,352
Other liabilities	2,555	2,562
Total liabilities	112,168	110,045
Commitments and Contingent Liabilities (Note 14)
Shareholders’ equity
Preferred stock	2,676	2,191
Common stock	10	10
Capital surplus	8,806	8,781
Less treasury shares, at cost	(59)	(59)
Accumulated other comprehensive (loss) gain	(56)	192
Retained earnings	2,223	1,878
Total shareholders’ equity	13,600	12,993
Total liabilities and shareholders’ equity	$125,768	$123,038
Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares outstanding	1,018,052,923	1,017,196,776
Treasury shares outstanding	5,041,104	5,062,054
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	1,250,500	750,500

(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 11 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements
2021 1Q Form 10-Q 41

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2021	2020
Interest and fee income:
Loans and leases	$752	$809
Available-for-sale securities
Taxable	49	76
Tax-exempt	13	18
Held-to-maturity securities—taxable	42	59
Other securities—taxable	2	2
Other	11	11
Total interest income	869	975
Interest expense:
Deposits	11	105
Short-term borrowings	—	12
Long-term debt	(114)	68
Total interest expense	(103)	185
Net interest income	972	790
Provision for credit losses	(60)	441
Net interest income after provision for credit losses	1,032	349
Mortgage banking income	100	58
Service charges on deposit accounts	69	87
Card and payment processing income	65	58
Trust and investment management services	52	47
Capital markets fees	29	33
Insurance income	27	23
Bank owned life insurance income	16	16
Gain on sale of loans	3	8
Other noninterest income	34	31
Total noninterest income	395	361
Personnel costs	468	395
Outside data processing and other services	115	85
Equipment	46	41
Net occupancy	42	40
Professional services	17	11
Amortization of intangibles	10	11
Marketing	14	9
Deposit and other insurance expense	8	9
Other noninterest expense	73	51
Total noninterest expense	793	652
Income before income taxes	634	58
Provision for income taxes	102	10
Net income	532	48
Dividends on preferred shares	31	18
Net income applicable to common shares	$501	$30
Average common shares—basic	1,017,512	1,017,643
Average common shares—diluted	1,041,003	1,034,576
Per common share:
Net income—basic	$0.49	$0.03
Net income—diluted	0.48	0.03

See Notes to Unaudited Condensed Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020
Net income	$532	$48
Unrealized net gains (losses) on available-for-sale securities arising during the period, net of reclassification for net realized gains and losses	(216)	173
Change in fair value related to cash flow hedges	(34)	308
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	2	2
Other comprehensive income, net of tax	(248)	483
Comprehensive income	$284	$531
See Notes to Unaudited Condensed Consolidated Financial Statements

2021 1Q Form 10-Q 43

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended March 31, 2021
Balance, beginning of period	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993
Net income								532	532
Other comprehensive income (loss), net of tax							(248)		(248)
Net proceeds from issuance of Series H Preferred Stock	485								485
Cash dividends declared:
Common ($0.15 per share)								(156)	(156)
Preferred								(31)	(31)
Recognition of the fair value of share-based compensation				28					28
Other share-based compensation activity		836	—	(3)				—	(3)
Other					21	—		—	—
Balance, end of period	$2,676	1,023,094	$10	$8,806	(5,041)	$(59)	$(56)	$2,223	$13,600

Three Months Ended March 31, 2020
Balance, beginning of period	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795
Cumulative-effect adjustment (ASU 2016-01)								(306)	(306)
Net income								48	48
Other comprehensive income (loss), net of tax							483		483
Repurchase of common stock		(7,088)	—	(88)					(88)
Cash dividends declared:
Common ($0.15 per share)								(155)	(155)
Preferred								(18)	(18)
Recognition of the fair value of share-based compensation				15					15
Other share-based compensation activity		1,299	—	(5)				—	(5)
Other					3	—			—
Balance, end of period	$1,203	1,018,752	$10	$8,728	(4,534)	$(56)	$227	$1,657	$11,769

See Notes to Unaudited Condensed Consolidated Financial Statements
44 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020
Operating activities
Net income	$532	$48
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	(60)	441
Depreciation and amortization	71	119
Share-based compensation expense	28	15
Deferred income tax expense (benefit)	61	(37)
Net change in:
Trading account securities	11	63
Loans held for sale	(406)	(20)
Other assets	80	(1,023)
Other liabilities	(428)	892
Net cash (used in) provided by operating activities	(111)	498
Investing activities
Change in interest bearing deposits in banks	189	(26)
Proceeds from:
Maturities and calls of available-for-sale securities	1,758	669
Maturities and calls of held-to-maturity securities	1,043	398
Sales of available-for-sale securities	10	19
Purchases of available-for-sale securities	(4,857)	(2,476)
Net proceeds from sales of portfolio loans	158	191
Principal payments received under direct finance and sales-type leases	188	171
Net loan and lease activity, excluding sales and purchases	1,402	(2,926)
Purchases of premises and equipment	(22)	(11)
Purchases of loans and leases	(266)	(311)
Other, net	21	(20)
Net cash used in investing activities	(376)	(4,322)
Financing activities
Increase in deposits	3,236	4,483
Increase in short-term borrowings	53	458
Net proceeds from issuance of long-term debt	35	1,286
Maturity/redemption of long-term debt	(1,135)	(1,540)
Dividends paid on preferred stock	(35)	(18)
Dividends paid on common stock	(153)	(155)
Repurchases of common stock	—	(88)
Net proceeds from issuance of preferred stock	485	—
Payments related to tax-withholding for share based compensation awards	(5)	(6)
Other, net	—	1
Net cash provided by financing activities	2,481	4,421
Increase in cash and cash equivalents	1,994	597
Cash and cash equivalents at beginning of period	6,595	1,170
Cash and cash equivalents at end of period	$8,589	$1,767
2021 1Q Form 10-Q 45

	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020
Supplemental disclosures:
Interest paid	$49	$197
Income taxes paid	3	2
Non-cash activities
Loans transferred to held-for-sale from portfolio	84	313
Loans transferred to portfolio from held-for-sale	37	4
Transfer of securities from available-for-sale to held-to-maturity	—	1,520
See Notes to Unaudited Condensed Consolidated Financial Statements

46 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2020 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
For statement of cash flow purposes, cash and cash equivalents are defined as the sum of cash and due from banks and interest-bearing deposits at Federal Reserve Bank.
Certain prior period amounts have been reclassified to conform to current year’s presentation.
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Consolidated Financial Statements or disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements. No subsequent events were disclosed for the current period.
2021 1Q Form 10-Q 47

2. PENDING ACQUISITION OF TCF FINANCIAL CORPORATION
On December 13, 2020, Huntington announced the signing of a definitive merger agreement (the “ Merger Agreement”). Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both companies, TCF Financial Corporation (“TCF”), the parent company of TCF National Bank, will merge into Huntington in an all-stock transaction valued at approximately $6.0 billion based on the closing stock price on the day preceding the announcement. TCF is a financial holding company headquartered in Detroit, Michigan with reported total assets of $47.8 billion based on their balance sheet at December 31, 2020.
Under the terms of the Merger Agreement, TCF shareholders will receive 3.0028 shares of Huntington common stock for each share of TCF common stock. Holders of TCF common stock will also receive cash in lieu of fractional shares. Each outstanding share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock of TCF will be converted into the right to receive one share of a newly created series of preferred stock of Huntington.
On March 25, 2021, Huntington and TCF shareholders approved the merger. Huntington anticipates the transaction will be completed late in the second quarter of 2021, subject to regulatory approval and the satisfaction of other customary closing conditions set forth in the Merger Agreement.
48 Huntington Bancshares Incorporated

3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities.  All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at March 31, 2021 and December 31, 2020:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
March 31, 2021
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	$3,081	$100	$(9)	$3,172
Residential MBS	10,708	61	(124)	10,645
Commercial MBS	1,277	13	(63)	1,227
Other agencies	44	2	—	46
Total U.S. Treasury, federal agency and other agency securities	15,115	176	(196)	15,095
Municipal securities	3,050	91	(19)	3,122
Private-label CMO	50	—	—	50
Asset-backed securities	244	4	(1)	247
Corporate debt	888	—	(31)	857
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$19,351	$271	$(247)	$19,375

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,604	$74	$—	$1,678
Residential MBS	3,259	69	(18)	3,310
Commercial MBS	2,719	114	—	2,833
Other agencies	230	8	—	238
Total federal agency and other agency securities	7,812	265	(18)	8,059
Municipal securities	3	—	—	3
Total held-to-maturity securities	$7,815	$265	$(18)	$8,062

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$52	$—	$—	$52
Federal Reserve Bank stock	300	—	—	300
Other securities, at fair value
Mutual funds	42	—	—	42
Equity securities	16	1	—	17
Total other securities	$410	$1	$—	$411
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within other assets on the Consolidated Balance Sheets. At March 31, 2021, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $40 million and $18 million, respectively.
2021 1Q Form 10-Q 49

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
December 31, 2020
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	$3,550	$121	$(5)	$3,666
Residential MBS	7,843	97	(5)	7,935
Commercial MBS	1,151	21	(9)	1,163
Other agencies	60	2	—	62
Total U.S. Treasury, federal agency and other agency securities	12,609	241	(19)	12,831
Municipal securities	2,928	91	(15)	3,004
Private-label CMO	9	—	—	9
Asset-backed securities	185	7	—	192
Corporate debt	440	5	—	445
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$16,175	$344	$(34)	$16,485

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,779	$88	$—	$1,867
Residential MBS	3,715	103	—	3,818
Commercial MBS	3,118	191	—	3,309
Other agencies	246	12	—	258
Total federal agency and other agency securities	8,858	394	—	9,252
Municipal securities	3	—	—	3
Total held-to-maturity securities	$8,861	$394	$—	$9,255

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$60	$—	$—	$60
Federal Reserve Bank stock	299	—	—	299
Other securities, at fair value
Mutual funds	50	—	—	50
Equity securities	8	1	—	9
Total other securities	$417	$1	$—	$418
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within other assets on the Consolidated Balance Sheets. At December 31, 2020, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $32 million and $20 million, respectively.
50 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity at March 31, 2021 and December 31, 2020. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2021		December 31, 2020
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$366	$357	$308	$304
After 1 year through 5 years	1,228	1,237	1,145	1,154
After 5 years through 10 years	2,127	2,144	1,607	1,654
After 10 years	15,630	15,637	13,115	13,373
Total available-for-sale securities	$19,351	$19,375	$16,175	$16,485

Held-to-maturity securities:
After 1 year through 5 years	$142	$148	$160	$169
After 5 years through 10 years	121	126	131	138
After 10 years	7,552	7,788	8,570	8,948
Total held-to-maturity securities	$7,815	$8,062	$8,861	$9,255
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at March 31, 2021 and December 31, 2020:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	$413	$(9)	$—	$—	$413	$(9)
Residential MBS	7,919	(124)	—	—	7,919	(124)
Commercial MBS	761	(63)	—	—	761	(63)
Total federal agency and other agency securities	9,093	(196)	—	—	9,093	(196)
Municipal securities	163	(7)	463	(12)	626	(19)
Asset-backed securities	65	(1)	—	—	65	(1)
Corporate debt	816	(31)	—	—	816	(31)
Total temporarily impaired available-for-sale securities	$10,137	$(235)	$463	$(12)	$10,600	$(247)

Held-to-maturity securities:
Federal agencies:
Residential MBS	$1,235	(18)	—	—	1,235	(18)
Total temporarily impaired held-to-maturity securities	$1,235	$(18)	$—	$—	$1,235	$(18)
2021 1Q Form 10-Q 51

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$302	$(5)	$—	$—	$302	$(5)
Residential MBS	1,633	(5)	—	—	1,633	(5)
Commercial MBS	321	(9)	—	—	321	(9)
Total federal agency and other agency securities	2,256	(19)	—	—	2,256	(19)
Municipal securities	110	(3)	490	(12)	600	(15)
Asset-backed securities	15	—	—	—	15	—
Corporate debt	51	—	—	—	51	—
Total temporarily impaired available-for-sale securities	$2,432	$(22)	$490	$(12)	$2,922	$(34)
At March 31, 2021 and December 31, 2020, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $13.9 billion and $14.4 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2021 or December 31, 2020. At March 31, 2021, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at March 31, 2021.
AFS Securities Impairment/HTM Securities Allowance for Credit Losses
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment is recorded with respect to securities as of March 31, 2021 and December 31, 2020.
52 Huntington Bancshares Incorporated

4. LOANS / LEASES
Loans and leases which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. The total balance of unamortized premiums, discounts, fees, and costs, recognized as part of loans and leases, was a net premium of $473 million and $491 million at March 31, 2021 and December 31, 2020, respectively.
Loan and Lease Portfolio Composition
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2021 and December 31, 2020.

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Loans and leases:
Commercial and industrial	$34,464	$35,373
Commercial real estate	7,179	7,199
Automobile	12,591	12,778
Home equity	8,727	8,894
Residential mortgage	12,092	12,141
RV and marine	4,218	4,190
Other consumer	959	1,033
Loans and leases	$80,230	$81,608
Allowance for loan and lease losses	(1,703)	(1,814)
Net loans and leases	$78,527	$79,794
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
The following table presents net investments in lease financing receivables by category at March 31, 2021 and December 31, 2020.

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Commercial and industrial:
Lease payments receivable	$1,714	$1,737
Estimated residual value of leased assets	622	664
Gross investment in commercial and industrial lease financing receivables	2,336	2,401
Deferred origination costs	21	21
Deferred fees	(190)	(200)
Total net investment in commercial and industrial lease financing receivables	$2,167	$2,222
The carrying value of residual values guaranteed was $77 million and $93 million as of March 31, 2021 and December 31, 2020, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at March 31, 2021, totaled $1.7 billion and were due as follows: $0.6 billion in 2021, $0.4 billion in 2022, $0.3 billion in 2023, $0.2 billion in 2024, $0.1 billion in 2025, and $0.1 billion thereafter. Interest income recognized for these types of leases was $24 million and $27 million for the three-month periods ended March 31, 2021 and 2020, respectively.
2021 1Q Form 10-Q 53

Nonaccrual and Past Due Loans
The following table presents NALs by loan class at March 31, 2021 and December 31, 2020 (1):

	March 31, 2021		December 31, 2020
(dollar amounts in millions)	Nonaccrual loans with no ACL	Total nonaccrual loans	Nonaccrual loans with no ACL	Total nonaccrual loans
Commercial and industrial	$103	$343	$69	$353
Commercial real estate	—	8	8	15
Automobile	—	3	—	4
Home equity	—	71	—	70
Residential mortgage	—	90	—	88
RV and marine	—	1	—	2
Total nonaccrual loans	$103	$516	$77	$532
(1)    Generally excludes loans that were under payment deferral or granted other assistance, including amendments or waivers of financial covenants in response to the COVID-19 pandemic.
The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$37	$20	$96	$153	$34,311	$—	$34,464	$8	(3)
Commercial real estate	1	1	2	4	7,175	—	7,179	—
Automobile	50	12	6	68	12,523	—	12,591	5
Home equity	23	11	58	92	8,634	1	8,727	10
Residential mortgage	78	26	194	298	11,677	117	12,092	128	(4)
RV and marine	11	3	2	16	4,202	—	4,218	1
Other consumer	6	2	2	10	949	—	959	2
Total loans and leases	$206	$75	$360	$641	$79,471	$118	$80,230	$154

	December 31, 2020
	Past Due (1)(2)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$60	$38	$95	$193	$35,180	$—	$35,373	$10	(3)
Commercial real estate	—	1	11	12	7,187	—	7,199	—
Automobile	84	22	12	118	12,660	—	12,778	9
Home equity	35	15	61	111	8,782	1	8,894	14
Residential mortgage	114	38	194	346	11,702	93	12,141	132	(4)
RV and marine	17	3	3	23	4,167	—	4,190	3
Other consumer	9	4	3	16	1,017	—	1,033	3
Total loans and leases	$319	$121	$379	$819	$80,695	$94	$81,608	$171
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)The principal balance of loans in payment deferral programs offered in response to the COVID-19 pandemic which are performing according to their modified terms are generally not considered delinquent.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
54 Huntington Bancshares Incorporated

Credit Quality Indicators
See Note 5 “Loans / Leases and Allowance for Credit Losses” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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
2021 1Q Form 10-Q 55

The following tables present each loan and lease class by vintage and credit quality indicator at March 31, 2021 and December 31, 2020 respectively:

	As of March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2021	2020	2019	2018	2017	Prior			Total (3)
Commercial and industrial
Credit Quality Indicator (1):
Pass	$4,040	$10,291	$4,087	$2,369	$1,215	$1,605	$8,656	$2	$32,265
OLEM	122	282	98	91	41	92	128	—	854
Substandard	54	216	110	176	184	212	386	—	1,338
Doubtful	1	4	—	1	—	—	1	—	7
Total Commercial and industrial	$4,217	$10,793	$4,295	$2,637	$1,440	$1,909	$9,171	$2	$34,464

Commercial real estate
Credit Quality Indicator (1):
Pass	$406	$1,605	$1,475	$1,077	$454	$999	$624	$—	$6,640
OLEM	2	88	31	62	68	35	1	—	287
Substandard	4	23	114	7	27	38	39	—	252
Total Commercial real estate	$412	$1,716	$1,620	$1,146	$549	$1,072	$664	$—	$7,179

Automobile
Credit Quality Indicator (2):
750+	$771	$2,381	$1,817	$991	$608	$279	$—	$—	$6,847
650-749	479	1,895	1,161	642	315	163	—	—	4,655
<650	44	336	271	216	132	90	—	—	1,089
Total Automobile	$1,294	$4,612	$3,249	$1,849	$1,055	$532	$—	$—	$12,591

Home equity
Credit Quality Indicator (2):
750+	$187	$780	$21	$22	$28	$479	$4,201	$189	$5,907
650-749	37	137	8	6	8	171	1,810	176	2,353
<650	1	1	1	1	2	74	286	100	466
Total Home equity	$225	$918	$30	$29	$38	$724	$6,297	$465	$8,726

Residential mortgage
Credit Quality Indicator (2):
750+	$963	$3,204	$1,143	$727	$883	$1,723	$1	$—	$8,644
650-749	254	836	355	255	249	621	—	—	2,570
<650	7	37	90	113	106	408	—	—	761
Total Residential mortgage	$1,224	$4,077	$1,588	$1,095	$1,238	$2,752	$1	$—	$11,975

RV and marine
Credit Quality Indicator (2):
750+	$267	$1,050	$491	$547	$311	$375	$—	$—	$3,041
650-749	46	351	193	182	126	176	—	—	1,074
<650	—	8	15	21	22	37	—	—	103
Total RV and marine	$313	$1,409	$699	$750	$459	$588	$—	$—	$4,218

Other consumer
Credit Quality Indicator (2):
750+	$22	$59	$52	$21	$6	$16	$319	$2	$497
650-749	9	30	46	15	4	4	264	28	400
<650	—	2	7	3	1	1	25	23	62
Total Other consumer	$31	$91	$105	$39	$11	$21	$608	$53	$959
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
(3)The total amount of accrued interest recorded for these loans at March 31, 2021, presented in other assets within the Condensed Consolidated Balance Sheets, was $140 million and $119 million of commercial and consumer, respectively.
56 Huntington Bancshares Incorporated

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
(3)The total amount of accrued interest recorded for these loans at December 31, 2020, presented in other assets within the Condensed Consolidated Balance Sheets, was $146 million and $123 million of commercial and consumer, respectively.

2021 1Q Form 10-Q 57

TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided would not otherwise be considered. However, not all loan modifications are TDRs. See Note 5 “Loans / Leases and Allowance for Credit Losses” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2020 for an additional discussion of TDRs.
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2021 and 2020.

	New Troubled Debt Restructurings (1)
	Three Months Ended March 31, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	12	$—	$5	$—	$—	$5
Automobile	902	—	7	1	—	8
Home equity	62	—	1	2	—	3
Residential mortgage	86	—	13	1	—	14
RV and marine	49	—	1	—	—	1
Other consumer	97	—	—	—	1	1
Total new TDRs	1,208	$—	$27	$4	$1	$32

	Three Months Ended March 31, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	140	$—	$62	$—	$—	$62
Commercial real estate	7	—	2	—	—	2
Automobile	798	—	6	2	—	8
Home equity	63	—	1	2	—	3
Residential mortgage	101	—	9	2	—	11
RV and marine	28	—	1	—	—	1
Other consumer	249	1	—	—	—	1
Total new TDRs	1,386	$1	$81	$6	$—	$88

(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
The financial effects of modification on the provision for loan and lease losses for the three-month periods ended March 31, 2021 and 2020, were less than $1 million and $9 million, respectively.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of March 31, 2021 and December 31, 2020, these borrowings and advances are secured by $44.1 billion and $43.0 billion, respectively, of loans.
58 Huntington Bancshares Incorporated

5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Loan and Lease Losses and Allowance for Credit Losses - Roll-forward
The following tables present ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2021 and 2020.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan charge-offs	(61)	(34)	(95)
Recoveries of loans previously charged-off	12	19	31
Provision for loan and lease losses	10	(57)	(47)
ALLL balance, end of period	$1,197	$506	$1,703
AULC balance, beginning of period	$34	$18	$52
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(6)	(7)	(13)
Unfunded commitment losses	(1)	—	(1)
AULC balance, end of period	$27	$11	$38
ACL balance, end of period	$1,224	$517	$1,741

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	180	211	391
Loan charge-offs	(88)	(48)	(136)
Recoveries of loans previously charged-off	5	14	19
Provision for loan and lease losses	347	100	447
ALLL balance, end of period	$996	$508	$1,504
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	(38)	40	2
Provision (reduction in allowance) for unfunded loan commitments and letters of credit	(5)	(1)	(6)
Unfunded commitment losses	(1)	—	(1)
AULC balance, end of period	$58	$41	$99
ACL balance, end of period	$1,054	$549	$1,603
(1)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
At March 31, 2021, the ACL was $1.7 billion, a decrease of $125 million from the December 31, 2020 balance of $1.9 billion. The decrease was primarily related to a reduction in credit reserves reflecting an improvement in the economic outlook. NCOs decreased $48 million, or 43%, in for the three-month period ended March 31, 2021. The decrease was driven by both commercial and consumer NCOs.
The suite of CECL models are generally dependent on the rate of change in unemployment rather than the absolute unemployment levels. Additionally, the economic scenarios used in the March 31, 2021 ACL determination contained significant judgmental assumptions around the ultimate number of COVID-19 cases and the economic impact of additional stimulus spending enacted into law during the first quarter. Given the impact of the unemployment variable utilized within the models and the uncertainty associated with key economic scenario assumptions, the March 31, 2021 ACL included a material general reserve component as well as additional industry specific risk profiles to capture economic uncertainty not addressed within the quantitative transaction reserve.
2021 1Q Form 10-Q 59

6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020
Residential mortgage loans sold with servicing retained	$2,256	$1,428
Pretax gains resulting from above loan sales (1)	93	39
(1)Recorded in mortgage banking income
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month periods ended March 31, 2021 and 2020 (1):

	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020 (1)
Fair value, beginning of period	$210	$7
Fair value election for servicing assets previously measured using the amortized method	—	205
New servicing assets created	33	14
Change in fair value during the period due to:
Time decay (2)	(3)	(2)
Payoffs (3)	(17)	(6)
Changes in valuation inputs or assumptions (4)	51	(53)
Fair value, end of period	$274	$165
Weighted-average life (years)	7.0	6.4
(1)Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
(2)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(3)Represents decrease in value associated with loans that paid off during the period.
(4)Represents change in value resulting primarily from market-driven changes in interest rates.
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at March 31, 2021, and December 31, 2020 follows:

	March 31, 2021				December 31, 2020 (1)
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.30%		$(15)	$(28)	17.36%		$(12)	$(23)
Spread over forward interest rate swap rates	509	bps	(6)	(12)	519	bps	(4)	(8)
(1)Prior to January 1, 2020, substantially all of Huntington’s MSR assets were recorded at amortized cost.
Total servicing, late fees and other ancillary fees included in mortgage banking income was $18 million and $17 million for the three-month periods ended March 31, 2021 and 2020, respectively.
The unpaid principal balance of residential mortgage loans serviced for third parties was $23.6 billion and $23.5 billion at March 31, 2021 and December 31, 2020, respectively.
60 Huntington Bancshares Incorporated

7. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month periods ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31, 2021
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(287)	$64	$(223)
Less: Reclassification adjustment for realized net losses (gains) included in net income	9	(2)	7
Net change in unrealized holding gains (losses) on available-for-sale securities	(278)	62	(216)
Net change in fair value on cash flow hedges	(44)	10	(34)
Net change in pension and other post-retirement obligations	3	(1)	2
Total other comprehensive income (loss)	$(319)	$71	$(248)

	Three Months Ended March 31, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$217	$(48)	$169
Less: Reclassification adjustment for realized net losses (gains) included in net income	5	(1)	4
Net change in unrealized gains (losses) on available-for-sale securities	222	(49)	173
Net change in fair value on cash flow hedges	396	(88)	308
Net change in pension and other post-retirement obligations	2	—	2
Total other comprehensive income (loss)	$620	$(137)	$483

Activity in accumulated OCI for the three-month periods ended March 31, 2021 and 2020, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Three Months Ended March 31, 2021
Balance, beginning of period	$188	$257	$(253)	$192
Other comprehensive income before reclassifications	(223)	(34)	—	(257)
Amounts reclassified from accumulated OCI to earnings	7	—	2	9
Period change	(216)	(34)	2	(248)
Balance, end of period	$(28)	$223	$(251)	$(56)

Three Months Ended March 31, 2020
Balance, beginning of period	$(28)	$23	$(251)	$(256)
Other comprehensive income before reclassifications	169	308	—	477
Amounts reclassified from accumulated OCI to earnings	4	—	2	6
Period change	173	308	2	483
Balance, end of period	$145	$331	$(249)	$227

(1)AOCI amounts at March 31, 2021, December 31, 2020 and March 31, 2020 include $60 million, $69 million and $87 million, respectively, net of unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

2021 1Q Form 10-Q 61

8. SHAREHOLDERS’ EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of March 31, 2021.

(dollar amounts in millions)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386	6.25%	4/15/2021
Series D	5/5/2016	200,000	199	6.25%	4/15/2021
Series C	8/16/2016	100,000	100	5.875%	10/15/2021
Series E	2/27/2018	5,000	495	5.700%	4/15/2023
Series F	5/27/2020	5,000	494	5.625%	7/15/2030
Series G	8/3/2020	5,000	494	4.450%	10/15/2027
Series H	2/2/2021	500,000	485	4.500%	4/15/2026
Total		1,250,500	$2,676
Series B, D, C and H of preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. Series E, F, and G stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends. All preferred stock has no stated maturity and redemption is solely at our option. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
The following table presents the dividends declared for each series of Preferred shares for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
(amounts in millions, except per share data)	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)
Series B	$7.35	$—	$11.33	$(1)
Series C	14.69	(2)	14.69	(1)
Series D	15.63	(9)	15.63	(9)
Series E	1,425.00	(7)	1,425.00	(7)
Series F	1,406.25	(7)	—	—
Series G	1,112.50	(6)	—	—
Total		$(31)		$(18)
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
62 Huntington Bancshares Incorporated

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2021	2020
Basic earnings per common share:
Net income	$532	$48
Preferred stock dividends	(31)	(18)
Net income available to common shareholders	$501	$30
Average common shares issued and outstanding	1,017,512	1,017,643
Basic earnings per common share	$0.49	$0.03
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	18,397	12,363
Shares held in deferred compensation plans	5,094	4,570
Dilutive potential common shares	23,491	16,933
Total diluted average common shares issued and outstanding	1,041,003	1,034,576
Diluted earnings per common share	$0.48	$0.03
Anti-dilutive awards (1)	1,666	8,045
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

(dollar amounts in millions)	Three Months Ended March 31,
Noninterest income	2021	2020
Noninterest income from contracts with customers	$222	$227
Noninterest income within the scope of other GAAP topics	173	134
Total noninterest income	$395	$361
2021 1Q Form 10-Q 63

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 15 “Segment Reporting”.

	Three Months Ended March 31, 2021
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$48	$19	$2	$—	$—	$69
Card and payment processing income	58	4	—	—	—	62
Trust and investment management services	13	1	—	38	—	52
Insurance income	12	2	—	13	—	27
Other noninterest income	6	2	1	1	2	12
Net revenue from contracts with customers	$137	$28	$3	$52	$2	$222
Noninterest income within the scope of other GAAP topics	99	60	—	1	13	173
Total noninterest income	$236	$88	$3	$53	$15	$395

	Three Months Ended March 31, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$68	$17	$1	$1	$—	$87
Card and payment processing income	52	4	—	—	—	56
Trust and investment management services	10	1	—	36	—	47
Insurance income	8	2	—	12	1	23
Other noninterest income	8	3	1	1	1	14
Net revenue from contracts with customers	$146	$27	$2	$50	$2	$227
Noninterest income within the scope of other GAAP topics	66	59	1	—	8	134
Total noninterest income	$212	$86	$3	$50	$10	$361

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2021 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended March 31, 2021 was determined to be immaterial.
64 Huntington Bancshares Incorporated

11. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 20 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2021 and 2020.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$48	$—	$—	$48
Corporate debt	—	3	—	—	3
	—	51	—	—	51
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,172	—	—	3,172
Residential MBS	—	10,645	—	—	10,645
Commercial MBS	—	1,227	—	—	1,227
Other agencies	—	46	—	—	46
Municipal securities	—	52	3,070	—	3,122
Private-label CMO	—	39	11	—	50
Asset-backed securities	—	200	47	—	247
Corporate debt	—	857	—	—	857
Other securities/sovereign debt	—	4	—	—	4
	5	16,242	3,128	—	19,375
Other securities	42	17	—	—	59
Loans held for sale	—	1,531	—	—	1,531
Loans held for investment	—	96	22	—	118
MSRs	—	—	274	—	274
Derivative assets	—	1,808	21	(816)	1,013
Liabilities
Derivative liabilities	—	863	11	(703)	171
2021 1Q Form 10-Q 65

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$62	$—	$—	$62
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,666	—	—	3,666
Residential MBS	—	7,935	—	—	7,935
Commercial MBS	—	1,163	—	—	1,163
Other agencies	—	62	—	—	62
Municipal securities	—	53	2,951	—	3,004
Private-label CMO	—	—	9	—	9
Asset-backed securities	—	182	10	—	192
Corporate debt	—	445	—	—	445
Other securities/sovereign debt	—	4	—	—	4
	5	13,510	2,970	—	16,485
Other securities	59	—	—	—	59
Loans held for sale	—	1,198	—	—	1,198
Loans held for investment	—	71	23	—	94
MSRs	—	—	210	—	210
Derivative assets	—	1,903	43	(889)	1,057
Liabilities
Derivative liabilities	—	1,031	2	(917)	116
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2021 and 2020, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended March 31, 2021
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(39)	—	—	—	—
Total gains/losses for the period:
Included in earnings	51	8	—	—	—	—
Included in OCI	—	—	(4)	—	—	—
Purchases/originations	33	—	209	2	37	—
Repayments	—	—	—	—	—	(1)
Settlements	(20)	—	(86)	—	—	—
Closing balance	$274	$10	$3,070	$11	$47	$22
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$51	$(26)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(5)	—	—	—

66 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Three Months Ended March 31, 2020
	MSRs	Derivative instruments	Available-for-sale securities				Loans held for investment
(dollar amounts in millions)			Municipal securities	Private- label CMO		Asset-backed securities
Opening balance	$7	$6	$2,999	$2		$48	$26
Fair value election for servicing assets previously measured using the amortized method	205	—	—	—		—	—
Transfers out of Level 3 (1)	—	(20)	—	—		—	—
Total gains/losses for the period:
Included in earnings	(47)	53	(1)	—		—	—
Included in OCI	—	—	(68)	—		—	—
Purchases/originations	—	—	73	—		27	—
Settlements	—	—	(66)	—		(6)	—
Closing balance	$165	$39	$2,937	$2		$69	$26
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(47)	$34	$—	$—		$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	(68)	$—	0	$—	$—

(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2021 and 2020:

	Level 3 Fair Value Measurements Three Months Ended March 31, 2021

(dollar amounts in millions)	MSRs	Derivative instruments
Classification of gains and losses in earnings:
Mortgage banking income	$51	$8
Total	$51	$8

	Level 3 Fair Value Measurements Three Months Ended March 31, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(47)	$53	$—
Interest and fee income	—	—	(1)
Total	$(47)	$53	$(1)

2021 1Q Form 10-Q 67

Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2021
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$1,531	$1,501	$30	$—	$—	$—
Loans held for investment	118	123	(5)	4	5	(1)

	December 31, 2020
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$1,198	$1,134	$64	$2	$2	$—
Loans held for investment	94	99	(5)	7	8	(1)
The following table present the net gains (losses) from fair value changes for the three-month periods ended March 31, 2021 and 2020.

	Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended March 31,
Assets	2021	2020
Loans held for sale (1)	$(34)	$19
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
The amounts measured at fair value on a nonrecurring basis at March 31, 2021 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Three Months Ended March 31, 2021
Collateral-dependent loans	12	—	—	12	(1)
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

68 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2021 (1) (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$274	Discounted cash flow	Constant prepayment rate	6%	-	22%	12%
			Spread over forward interest rate swap rates	3%	-	11%	5%
Derivative assets	21	Consensus Pricing	Net market price	(5)%	-	12%	1%
			Estimated Pull through %	6%	-	100%	90%
Municipal securities	3,070	Discounted cash flow	Discount rate	—%	-	2%	1%
Asset-backed securities	47		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	80%	25%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	12	Appraisal value	N/A				N/A

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$210	Discounted cash flow	Constant prepayment rate	8%	-	24%	17%
			Spread over forward interest rate swap rates	4%	-	11%	5%
Derivative assets	43	Consensus Pricing	Net market price	(4)%	-	11%	3%
			Estimated Pull through %	1%	-	100%	88%
Municipal securities	2,951	Discounted cash flow	Discount rate	—%		1%	1%
Asset-backed securities	10		Cumulative default	—%		39%	4%
			Loss given default	5%		80%	25%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	144	Appraisal value	N/A				NA
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
2021 1Q Form 10-Q 69

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$8,641	$—	$—	$8,641	$8,641
Trading account securities	—	—	51	51	51
Available-for-sale securities	—	—	19,375	19,375	19,375
Held-to-maturity securities	7,815	—	—	7,815	8,062
Other securities	352	—	59	411	411
Loans held for sale	—	6	1,531	1,537	1,537
Net loans and leases (1)	78,409	—	118	78,527	78,603
Derivative assets	—	—	1,013	1,013	1,013
Financial Liabilities
Deposits	102,184	—	—	102,184	102,231
Short-term borrowings	219	—	—	219	219
Long-term debt	7,210	—	—	7,210	7,305
Derivative liabilities	—	—	171	171	171

	December 31, 2020
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$6,712	$—	$—	$6,712	$6,712
Trading account securities	—	—	62	62	62
Available-for-sale securities	—	—	16,485	16,485	16,485
Held-to-maturity securities	8,861	—	—	8,861	9,255
Other securities	359	—	59	418	418
Loans held for sale	—	77	1,198	1,275	1,275
Net loans and leases (1)	79,700	—	94	79,794	80,477
Derivative assets	—	—	1,057	1,057	1,057
Financial Liabilities
Deposits	98,948	—	—	98,948	99,021
Short-term borrowings	183	—	—	183	183
Long-term debt	8,352	—	—	8,352	8,568
Derivative liabilities	—	—	116	116	116
(1)Includes collateral-dependent loans.
70 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values at March 31, 2021 and December 31, 2020:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$51	$—		$51
Available-for-sale securities	5	16,242	3,128		19,375
Held-to-maturity securities	—	8,062	—		8,062
Other securities (2)	42	17	—		59
Loans held for sale	—	1,531	6		1,537
Net loans and direct financing leases	—	96	78,507		78,603
Derivative assets	—	1,808	21	$(816)	1,013
Financial Liabilities
Deposits	—	99,998	2,233		102,231
Short-term borrowings	—	219	—		219
Long-term debt	—	6,736	569		7,305
Derivative liabilities	—	863	11	(703)	171

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$62	$—		$62
Available-for-sale securities	5	13,510	2,970		16,485
Held-to-maturity securities	—	9,255	—		9,255
Other securities (2)	59	—	—		59
Loans held for sale	—	1,198	77		1,275
Net loans and direct financing leases	—	71	80,406		80,477
Derivative assets	—	1,903	43	$(889)	1,057
Financial Liabilities
Deposits	—	96,656	2,365		99,021
Short-term borrowings	—	183	—		183
Long-term debt	—	7,999	569		8,568
Derivative liabilities	—	1,031	2	(917)	116
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
2021 1Q Form 10-Q 71

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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	March 31, 2021			December 31, 2020
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$24,937	$638	$42	$27,056	$719	$51
Derivatives not designated as Hedging Instruments
Interest rate contracts	55,792	1,034	686	44,495	1,074	828
Foreign exchange contracts	2,737	44	42	2,718	46	47
Commodities contracts	1,660	101	98	1,952	107	103
Equity contracts	502	12	6	517	—	4
Total Contracts	$85,628	$1,829	$874	$76,738	$1,946	$1,033
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month periods ended March 31, 2021 and 2020, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
(dollar amounts in millions)		2021	2020
Interest rate contracts:
Customer	Capital markets fees	$12	$18
Mortgage Banking	Mortgage banking income	(6)	96
Interest rate floors	Interest and fee income on loans and leases	(2)	—
Interest rate caps	Interest expense on long-term debt	144	—
Foreign exchange contracts	Capital markets fees	6	6
Commodities contracts	Capital markets fees	—	2
Equity contracts	Other noninterest expense	(7)	(2)
Total		$147	$120
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
72 Huntington Bancshares Incorporated

executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments.

	March 31, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$3,190	$—	$—	$3,190
Loans	—	16,350	1,271	17,621
Long-term debt	5,397	—	8,000	13,397
Total notional value at March 31, 2021	$8,587	$16,350	$9,271	$34,208

	December 31, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$3,484	$—	$—	$3,484
Loans	—	17,375	1,271	18,646
Long-term debt	6,197	—	5,000	11,197
Total notional value at December 31, 2020	$9,681	$17,375	$6,271	$33,327
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Also, recorded as an adjustment to interest income were the amounts related to the amortization of floors and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase (decrease) to net interest income of $225 million and $16 million for the three-month periods ended March 31, 2021, and 2020, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $2.8 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on our Unaudited Condensed Consolidated Statements of Financial Condition.
2021 1Q Form 10-Q 73

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$43	$—
Change in fair value of hedged investment securities (1)	(44)	—
Change in fair value of interest rate swaps hedging long-term debt (2)	(50)	200
Change in fair value of hedged long term debt (2)	52	(190)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income
(2)Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of March 31, 2021, and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets
Investment securities (1)	$5,713	$6,637	$1	$3
Liabilities
Long-term debt	5,538	6,383	180	232
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of March 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $5.3 billion, the cumulative basis adjustments associated with these hedging relationships was $1 million, and the amounts of the designated hedged items were $2.8 billion.
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(50) million and $(62) million at March 31, 2021 and December 31, 2020, respectively.
Cash Flow Hedges
At March 31, 2021, Huntington has $16.4 billion of interest rate floors, floor spreads and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and (losses) on interest rate floors, floor spreads, and swaps recognized in other comprehensive income were $(34) million and $308 million for the three-months periods ended March 31, 2021 and 2020, respectively.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives at March 31, 2021 and December 31, 2020 are $65 million and $26 million, respectively. At March 31, 2021 and December 31, 2020, Huntington had commitments to sell residential real estate loans of $2.9 billion and $2.9 billion, respectively. These contracts mature in less than one year.
74 Huntington Bancshares Incorporated

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
The notional value of the derivative financial instruments, the corresponding net asset (liability) position recognized in other assets and/or other liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Notional value	$875	$1,170
Trading assets	9	43

	Three Months Ended March 31, 2021
(dollar amounts in millions)	2021	2020
Trading gains	$(46)	$57
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both March 31, 2021 and December 31, 2020, were $73 million and $70 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $46 billion and $37 billion at March 31, 2021 and December 31, 2020, respectively. Huntington’s credit risk from customer derivatives was $593 million and $882 million at the same dates, respectively.
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
2021 1Q Form 10-Q 75

Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $420 million and $175 million at March 31, 2021 and December 31, 2020, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At March 31, 2021, Huntington pledged $69 million of investment securities and cash collateral to counterparties, while other counterparties pledged $434 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
March 31, 2021	$1,829	$(816)	$1,013	$(82)	$(190)	$741
December 31, 2020	1,946	(889)	1,057	(112)	(142)	803

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
March 31, 2021	$874	$(703)	$171	$(17)	$(173)	$(19)
December 31, 2020	1,033	(917)	116	(9)	(105)	2
13. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at March 31, 2021, and December 31, 2020:

	March 31, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$253	$—
Affordable Housing Tax Credit Partnerships	945	445	945
Other Investments	329	72	329
Total	$1,288	$770	$1,274
76 Huntington Bancshares Incorporated

	December 31, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	956	500	956
Other Investments	308	72	308
Total	$1,278	$824	$1,264
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
A list of trust preferred securities outstanding at March 31, 2021 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.81%	(2)	$70	$6
Huntington Capital II	0.74	(3)	32	3
Sky Financial Capital Trust III	1.51	(4)	72	2
Sky Financial Capital Trust IV	1.51	(4)	74	2
Camco Financial Trust	1.44	(5)	5	1
Total			$253	$14
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at March 31, 2021, based on three-month LIBOR +0.70%.
(3)Variable effective rate at March 31, 2021, based on three-month LIBOR +0.625%.
(4)Variable effective rate at March 31, 2021, based on three-month LIBOR +1.40%.
(5)Variable effective rate at March 31, 2021, based on three-month LIBOR +1.33%.
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
2021 1Q Form 10-Q 77

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2021 and December 31, 2020.

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Affordable housing tax credit investments	$1,582	$1,568
Less: amortization	(637)	(612)
Net affordable housing tax credit investments	$945	$956
Unfunded commitments	$445	$500
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollar amounts in millions)	2021	2020
Tax credits and other tax benefits recognized	$33	$29
Proportional amortization expense included in provision for income taxes	28	25
There were no sales of affordable housing tax credit investments during the three-month periods ended March 31, 2021 and 2020. There was no impairment recognized for the three-month periods ended March 31, 2021 and 2020.
Other investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2021 and December 31, 2020, were as follows:

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$21,580	$20,701
Consumer	14,966	14,808
Commercial real estate	1,315	1,313
Standby letters of credit	632	581
Commercial letters of credit	12	21
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
78 Huntington Bancshares Incorporated

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $6 million and $5 million at March 31, 2021 and December 31, 2020, respectively.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $10 million at March 31, 2021 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
15. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. For a description of our business segments, see Note 26 - Segment Reporting to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
2021 1Q Form 10-Q 79

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
Listed in the table below is certain operating basis financial information reconciled to Huntington’s March 31, 2021, December 31, 2020, and March 31, 2020, reported results by business segment.

	Three Months Ended March 31,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2021
Net interest income	$337	$199	$107	$34	$295	$972
Provision (benefit) for credit losses	(36)	5	(22)	(7)	—	(60)
Noninterest income	236	88	3	53	15	395
Noninterest expense	469	133	35	62	94	793
Provision (benefit) for income taxes	29	31	21	7	14	102
Net income (loss)	$111	$118	$76	$25	$202	$532
2020
Net interest income	$364	$232	$106	$43	$45	$790
Provision (benefit) for credit losses	82	298	60	1	—	441
Noninterest income	212	86	3	50	10	361
Noninterest expense	418	129	35	62	8	652
Provision (benefit) for income taxes	16	(23)	3	6	8	10
Net income (loss)	$60	$(86)	$11	$24	$39	$48

	Assets at		Deposits at
(dollar amounts in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Consumer & Business Banking	$30,627	$30,758	$65,437	$60,910
Commercial Banking	36,797	36,311	25,420	24,766
Vehicle Finance	19,208	19,789	849	722
RBHPCG	6,837	7,064	7,163	7,635
Treasury / Other	32,299	29,116	3,315	4,915
Total	$125,768	$123,038	$102,184	$98,948
80 Huntington Bancshares Incorporated

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2020 Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 to January 31, 2021	—	—	—
February 1, 2020 to February 28, 2021	—	—	—
March 1, 2021 to March 31, 2021	—	—	—
Total	—	$—	$—

(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
2021 1Q Form 10-Q 81

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 27, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
10.1	Huntington Bancshares Incorporated Amended and Restated 2018 Long-Term Incentive Plan	Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.	001-34073	Appendix B
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2021 formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

82 Huntington Bancshares Incorporated

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 30, 2021	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2021	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2021 1Q Form 10-Q 83