Form 10-Q
period 2021-06-30
HUNTINGTON BANCSHARES INC /MD/
filed 2021-08-06
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	1-34073	31-0724920
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
Registrant’s address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act

Title of class	Trading Symbol(s)	Name of exchange on which registered
Depositary Shares (each representing a 1/40th interest in a share of 5.875% Series C Non-Cumulative, perpetual preferred stock)	HBANN	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 4.500% Series H Non-Cumulative, perpetual preferred stock)	HBANP	NASDAQ
Depositary Shares (each representing a 1/100th interest in a share of 5.70% Series I Non-Cumulative, perpetual preferred stock)	HBANM	NASDAQ
Common Stock—Par Value $0.01 per Share	HBAN	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,476,557,426 shares of the registrant’s common stock ($0.01 par value) outstanding on June 30, 2021.

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
EAD	Exposure at Default
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Board
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
2021 2Q Form 10-Q 3

OLEM	Other Loans Especially Mentioned
PCD	Purchased Credit Deteriorated
PD	Probability of Default
PPP	Paycheck Protection Program
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TCF	TCF Financial Corporation
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UPB	Unpaid principal balance
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

4 Huntington Bancshares Incorporated

PART I. FINANCIAL INFORMATION
When we refer to “we”, “our”, “us”, “Huntington”, and “the Company” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, inventory finance, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Our 1,239 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, South Dakota, West Virginia and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2020 Annual Report on Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2020 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Acquisition of TCF Financial Corporation
On June 9, 2021, Huntington closed the acquisition of TCF Financial Corporation in an all-stock transaction valued at $7.2 billion. TCF was a financial holding company headquartered in Detroit, Michigan with operations across the Midwest. The acquisition added depth in existing markets and new markets for expansion and brings complimentary businesses together to drive synergies and growth. Historical periods prior to June 9, 2021 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all post-acquisition activity. For further information, refer to Note 2 “Acquisition of TCF Financial Corporation” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Summary of 2021 Second Quarter Results Compared to 2020 Second Quarter
For the quarter, we reported net loss of $15 million, compared with net income of $150 million in the year-ago quarter. Loss per common share for the 2021 second quarter was ($0.05), down $0.18 from earnings of $0.13 per common share, in the year-ago quarter. The reported net loss was impacted by TCF acquisition-related expenses totaling $269 million, or $218 million, after tax ($(0.19) per common share), in addition to the TCF acquisition initial provision for credit losses of $294 million, or $239 million after tax ($(0.21) per common share).
Net interest income was $838 million, up $46 million, or 6% from the year-ago quarter. FTE net interest income was $844 million, up $47 million, or 6%, from the year-ago quarter. The increase in FTE net interest income reflected the benefit from the $18.4 billion, or 17%, increase in average earning assets, partially offset by a 28 basis point decrease in the FTE net interest margin to 2.66%. Average earning asset growth included a $7.2 billion, or 9%, increase in average loans and leases and a $6.5 billion, or 27% increase in average securities, both of which were impacted by the late-quarter TCF acquisition.
The provision for credit losses decreased $116 million year-over-year to $211 million in the 2021 second quarter. The decrease reflected the benefit from improvement in the macro economic forecast and reduction in risk profiles, partially offset by $294 million of TCF acquisition initial provision for credit losses for the acquired non-PCD loan and
2021 2Q Form 10-Q 5

lease portfolio and unfunded lending commitments. NCOs decreased $45 million to $62 million. Both Commercial NCOs of $59 million and Consumer NCOs of $3 million were down on a year-over-year basis. Total NCOs represented an annualized 0.28% of average loans and leases in the current quarter, down from 0.54% in the year-ago quarter.
Noninterest income was $444 million, up $53 million, or 14%, and noninterest expense increased $397 million, or 59%, from the year ago quarter. The increases in both noninterest income and noninterest expense were primarily impacted by the late-quarter acquisition of TCF.
Common Equity Tier 1 risk-based capital ratio was 9.97%, up from 9.84% a year ago. The regulatory Tier 1 risk-based capital ratio was 12.24% compared to 11.79% at June 30, 2020. The increase in regulatory capital ratios was driven by earnings, adjusted for CECL transition, offset by cash dividends. The balance sheet growth as a result of the TCF acquisition was largely offset by the common stock issued related to the acquisition, net of goodwill and intangibles, as well as the change in asset mix during 2020 related to the PPP loans and elevated deposits at the Federal Reserve Bank (both of which are 0% risk weighted). The regulatory Tier 1 risk-based capital and total risk-based capital ratios also reflect the issuance of $500 million of Series G preferred stock in the 2020 third quarter, $500 million of Series H preferred stock in the 2021 first quarter, and the issuance of $175 million of Series I preferred stock in the 2021 second quarter resulting from the conversion of TCF preferred stock.
Subsequent to quarter end, Huntington redeemed $600 million of Series D preferred stock on July 15, 2021, which represented all of the Series D preferred stock issued and outstanding.
In addition, subsequent to quarter end, the Board approved the repurchase of up to $800 million of common shares over the next four quarters. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.
Business Overview
General
Our general business objectives are:
•Pursue consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive long-term operating leverage.
•Maintain aggregate moderate-to-low risk appetite.
•Execute disciplined capital management.
COVID-19
The COVID-19 pandemic continues to cause unprecedented disruption that affects daily living and negatively impacts the economy. As further discussed in “Discussion of Results of Operations,” the volatility in the markets and lingering economic uncertainty caused by the pandemic continue to impact our performance.
Huntington was able to react quickly to the changes required by the pandemic because of the commitment and flexibility of its workforce coupled with well-prepared business continuity plans. Our branches have reopened and we are making plans for colleagues to safely return to our offices in a phased approach. We continue to monitor the impact of the resurgence of the virus and evolving guidelines which contributes a level of uncertainty to when there will be a return to historical norms of economic and social activity.
Throughout the pandemic, we worked with our customers to originate and renew business loans as well as originate loans made available through the SBA PPP, a lending program established as part of the relief to American consumers and businesses in the CARES Act. Several subsequent congressional acts have reopened and extended the PPP loan program. During the 2021 second quarter, we continued to work with our customers who applied for and received PPP loan forgiveness. Through June 2021, $5.5 billion of the PPP loans have been forgiven by the SBA of the original $11.4 billion of PPP loans originated by both Huntington and TCF prior to acquisition.
Economy
Our second quarter results reflected solid fundamental performance. We are seeing encouraging signs of the economic recovery, and customer activity is starting to normalize. Our lending pipelines have continued to grow across the board, supporting our view of increased loan demand later this year.
6 Huntington Bancshares Incorporated

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
2021 2Q Form 10-Q 7

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	June 30,	March 31,	June 30,
(amounts in millions, except per share data)	2021	2021	2020
Interest income	$935	$869	$902
Interest expense	97	(103)	110
Net interest income	838	972	792
Provision (benefit) for credit losses	211	(60)	327
Net interest income after provision (benefit) for credit losses	627	1,032	465
Mortgage banking income	67	100	96
Service charges on deposit accounts	88	69	60
Card and payment processing income	80	65	59
Trust and investment management services	56	52	45
Leasing revenue	12	4	7
Capital markets fees	35	29	31
Insurance income	25	27	25
Bank owned life insurance income	16	16	17
Gain on sale of loans	3	3	8
Net gains (losses) on sales of securities	10	—	(1)
Other noninterest income	52	30	44
Total noninterest income	444	395	391
Personnel costs	592	468	418
Outside data processing and other services	162	115	90
Equipment	55	46	46
Net occupancy	72	42	39
Lease financing equipment depreciation	5	—	1
Professional services	48	17	11
Amortization of intangibles	11	10	10
Marketing	15	14	5
Deposit and other insurance expense	8	8	9
Other noninterest expense	104	73	46
Total noninterest expense	1,072	793	675
(Loss) income before income taxes	(1)	634	181
Provision for income taxes	14	102	31
(Loss) income after income taxes	(15)	532	150
Income attributable to non-controlling interest	—	—	—
Net (loss) income attributable to Huntington Bancshares Inc	(15)	532	150
Dividends on preferred shares	43	31	19
Net (loss) income applicable to common shares	$(58)	$501	$131
Average common shares—basic	1,125	1,018	1,016
Average common shares—diluted	1,125	1,041	1,029
Net (loss) income per common share—basic	$(0.05)	$0.49	$0.13
Net (loss) income per common share—diluted	(0.05)	0.48	0.13
Return on average total assets	(0.05)%	1.76%	0.51%
Return on average common shareholders’ equity	(1.9)	18.7	5.0
Return on average tangible common shareholders’ equity (1)	(2.1)	23.7	6.7
Net interest margin (2)	2.66	3.48	2.94
Efficiency ratio (3)	83.1	57.0	55.9
Effective tax rate	(2,353.3)	16.1	17.2
Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$838	$972	$792
FTE adjustment	6	6	5
Net interest income, FTE (non-GAAP) (2)	844	978	797
Noninterest income	444	395	391
Total revenue, FTE (non-GAAP) (2)	$1,288	$1,373	$1,188
(1)Net (loss) income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 21% tax rate.
(2)On an FTE basis assuming a 21% tax rate.
(3)Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
8 Huntington Bancshares Incorporated

Table 2 - Selected Year to Date Income Statements

	Six Months Ended June 30,		Change
(amounts in millions, except per share data)	2021	2020	Amount	Percent
Interest income	$1,804	$1,877	$(73)	(4)%
Interest expense	(6)	295	(301)	(102)
Net interest income	1,810	1,582	228	14
Provision for credit losses	151	768	(617)	(80)
Net interest income after provision for credit losses	1,659	814	845	104
Mortgage banking income	167	154	13	8
Service charges on deposit accounts	157	148	9	6
Card and payment processing income	145	117	28	24
Trust and investment management services	108	92	16	17
Leasing revenue	16	10	6	60
Capital markets fees	64	64	—	—
Insurance income	52	48	4	8
Bank owned life insurance income	32	32	—	—
Gain on sale of loans	6	17	(11)	(65)
Net gains (losses) on sales of securities	10	(1)	11	1,100
Other noninterest income	82	71	11	15
Total noninterest income	839	752	87	12
Personnel costs	1,060	814	246	30
Outside data processing and other services	277	175	102	58
Equipment	101	87	14	16
Net occupancy	114	79	35	44
Lease financing equipment depreciation	5	1	4	400
Professional services	65	22	43	195
Amortization of intangibles	21	21	—	—
Marketing	29	14	15	107
Deposit and other insurance expense	16	18	(2)	(11)
Other noninterest expense	177	96	81	84
Total noninterest expense	1,865	1,327	538	41
Income before income taxes	633	239	394	165
Provision for income taxes	116	41	75	183
Income after income taxes	517	198	319	161
Income attributable to non-controlling interest	—	—	—	—
Net income attributable to Huntington Bancshares Inc	517	198	319	161
Dividends declared on preferred shares	74	37	37	100
Net income applicable to common shares	$443	$161	$282	175%

Average common shares—basic	1,071	1,017	54	5%
Average common shares—diluted	1,094	1,032	62	6
Net income per common share—basic	$0.41	$0.16	$0.25	156
Net income per common share—diluted	0.40	0.16	0.24	150

Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$1,810	$1,582	$228	14%
FTE adjustment	12	11	1	9
Net interest income, FTE (non-GAAP) (1)	1,822	1,593	229	14
Noninterest income	839	752	87	12
Total revenue, FTE (non-GAAP) (1)	$2,661	$2,345	$316	13%
(1)On an FTE basis assuming a 21% tax rate.

2021 2Q Form 10-Q 9

Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended			Change		Change
	June 30,	March 31,	June 30,	2Q21 vs. 2Q20		2Q21 vs. 1Q21
(dollar amounts in millions)	2021	2021	2020	Amount	Percent	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$7,636	$6,065	$3,413	$4,223	124%	$1,571	26%
Interest-bearing deposits in banks	319	177	169	150	89	142	80
Securities:
Trading account securities	48	52	39	9	23	(4)	(8)
Available-for-sale securities:
Taxable	20,096	14,827	11,179	8,917	80	5,269	36
Tax-exempt	2,832	2,650	2,728	104	4	182	7
Total available-for-sale securities	22,928	17,477	13,907	9,021	65	5,451	31
Held-to-maturity securities—taxable	7,280	8,269	9,798	(2,518)	(26)	(989)	(12)
Other securities	479	412	474	5	1	67	16
Total securities	30,735	26,210	24,218	6,517	27	4,525	17
Loans held for sale	1,294	1,392	1,039	255	25	(98)	(7)
Loans and leases: (1)
Commercial:
Commercial and industrial	34,126	32,153	32,975	1,151	3	1,973	6
Commercial real estate:
Construction	1,310	1,053	1,201	109	9	257	24
Commercial	7,773	6,122	5,885	1,888	32	1,651	27
Commercial real estate	9,083	7,175	7,086	1,997	28	1,908	27
Lease financing	2,798	2,199	2,309	489	21	599	27
Total commercial	46,007	41,527	42,370	3,637	9	4,480	11
Consumer:
Automobile	12,793	12,665	12,681	112	1	128	1
Residential mortgage	13,768	12,094	11,463	2,305	20	1,674	14
Home equity	9,375	8,809	8,897	478	5	566	6
RV and marine	4,447	4,193	3,706	741	20	254	6
Other consumer	1,047	973	1,082	(35)	(3)	74	8
Total consumer	41,430	38,734	37,829	3,601	10	2,696	7
Total loans and leases	87,437	80,261	80,199	7,238	9	7,176	9
Allowance for loan and lease losses	(1,828)	(1,809)	(1,557)	(271)	(17)	(19)	(1)
Net loans and leases	85,609	78,452	78,642	6,967	9	7,157	9
Total earning assets	127,421	114,105	109,038	18,383	17	13,316	12
Cash and due from banks	1,106	1,080	1,299	(193)	(15)	26	2
Goodwill and other intangible assets	3,055	2,176	2,206	849	38	879	40
All other assets	8,076	7,443	7,205	871	12	633	9
Total assets	$137,830	$122,995	$118,191	$19,639	17%	$14,835	12%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$29,729	$26,812	$23,878	$5,851	25%	$2,917	11%
Money market deposits	28,124	26,247	25,728	2,396	9	1,877	7
Savings and other domestic deposits	15,190	12,277	10,609	4,581	43	2,913	24
Core certificates of deposit (2)	1,832	1,384	3,003	(1,171)	(39)	448	32
Other domestic deposits of $250,000 or more	259	115	230	29	13	144	125
Negotiable CDs, brokered and other deposits	2,986	3,355	4,114	(1,128)	(27)	(369)	(11)
Total interest-bearing deposits	78,120	70,190	67,562	10,558	16	7,930	11
Short-term borrowings	241	208	826	(585)	(71)	33	16
Long-term debt	6,887	7,766	9,802	(2,915)	(30)	(879)	(11)
Total interest-bearing liabilities	85,248	78,164	78,190	7,058	9	7,084	9
Demand deposits—noninterest-bearing	34,558	29,095	25,660	8,898	35	5,463	19
All other liabilities	2,608	2,412	2,396	212	9	196	8
Total Huntington Bancshares Inc shareholders’ equity	15,410	13,324	11,945	3,465	29	2,086	16
Non-controlling interest	6	—	—	6	100	6	100
Total equity	15,416	13,324	11,945	3,471	29	2,092	16
Total liabilities and shareholders’ equity	$137,830	$122,995	$118,191	$19,639	17%	$14,835	12%
(1)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(2)Includes consumer certificates of deposit of $250,000 or more.
10 Huntington Bancshares Incorporated

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Average Yield Rates (1)
	Three Months Ended
	June 30,	March 31,	June 30,
Fully-taxable equivalent basis (2)	2021	2021	2020
Assets:
Interest-bearing deposits at Federal Reserve Bank	0.11%	0.10%	0.10%
Interest-bearing deposits in banks	0.01	0.08	0.33
Securities:
Trading account securities	2.96	3.64	1.99
Available-for-sale securities:
Taxable	1.34	1.32	2.30
Tax-exempt	2.42	2.52	2.75
Total available-for-sale securities	1.47	1.50	2.39
Held-to-maturity securities—taxable	1.94	2.02	2.39
Other securities	1.72	1.66	0.57
Total securities	1.59	1.67	2.35
Loans held for sale	2.79	2.64	3.22
Loans and leases: (3)
Commercial:
Commercial and industrial	3.70	3.91	3.50
Commercial real estate:
Construction	3.57	3.41	3.66
Commercial	3.06	2.64	2.94
Commercial real estate	3.13	2.75	3.06
Lease financing	5.00	5.18	5.32
Total commercial	3.67	3.78	3.53
Consumer:
Automobile	3.62	3.71	3.84
Residential mortgage	3.04	3.13	3.51
Home equity	3.79	3.71	3.73
RV and marine	4.13	4.30	4.71
Other consumer	10.17	11.17	11.10
Total consumer	3.69	3.78	4.00
Total loans and leases	3.68	3.78	3.75
Total earning assets	2.96	3.11	3.35
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.04	0.04	0.07
Money market deposits	0.06	0.06	0.40
Savings and other domestic deposits	0.04	0.04	0.10
Core certificates of deposit (4)	0.19	0.51	1.55
Other domestic deposits of $250,000 or more	0.26	0.22	1.25
Negotiable CDs, brokered and other deposits	0.16	0.18	0.18
Total interest-bearing deposits	0.06	0.06	0.28
Short-term borrowings	0.47	0.19	0.47
Long-term debt (5)	4.97	(5.88)	2.58
Total interest-bearing liabilities	0.45	(0.53)	0.57

Net interest rate spread	2.51	3.64	2.78
Impact of noninterest-bearing funds on margin	0.15	(0.16)	0.16
Net interest margin	2.66%	3.48%	2.94%
(1)Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.
(2)    FTE yields are calculated assuming a 21% tax rate.
(3)    For purposes of this analysis, NALs are reflected in the average balances of loans.
(4)    Includes consumer certificates of deposit of $250,000 or more.
(5)    Reflects the net mark-to-market impact of interest rate caps of a detriment of $55 million, or 318 bps, and a benefit of $144 million, or 741 bps, for 2Q 2021 and 1Q 2021, respectively. There was no impact for 2Q 2020.
2021 2Q Form 10-Q 11

2021 Second Quarter versus 2020 Second Quarter
Net interest income for the 2021 second quarter increased $46 million, or 6%, from the 2020 second quarter. FTE net interest income, a non-GAAP financial measure, for the 2021 second quarter increased $47 million, or 6%, from the 2020 second quarter. The increase in FTE net interest income reflected a $18.4 billion, or 17%, increase in average earning assets, partially offset by a 28 basis point decrease in the FTE net interest margin to 2.66%. Net interest income in the 2021 second quarter was impacted by the late-quarter acquisition of TCF and also included a $55 million net mark-to-market of interest rate caps, which negatively impacted the NIM by approximately 17 basis points (and long-term debt costs by approximately 318 basis points), and $30 million of deferred PPP loan fees recognized upon receipt of forgiveness payments from the SBA, which favorably impacted the NIM by approximately 9 basis points. The year-over-year decreases in earning asset yields and average liability costs also reflected the impact of lower interest rates and changes in balance sheet mix, including elevated deposits at the Federal Reserve Bank.
Average earning assets for the 2021 second quarter increased $18.4 billion, or 17%, from the year-ago quarter, primarily reflecting a $7.2 billion, or 9%, increase in average total loans and leases and a $6.5 billion, or 27%, increase in average securities. The $7.2 billion, or 9%, increase in average total loans and leases was impacted by the TCF acquisition late in the 2021 second quarter, an increase in average PPP loans and robust portfolio mortgage production . Average securities increased $6.5 billion, or 27%, primarily due to the late-quarter TCF acquisition and the purchase of securities to deploy excess liquidity.
Average total interest-bearing liabilities for the 2021 second quarter increased $7.1 billion, or 9%, from the year-ago quarter. Average total deposits increased $19.5 billion, or 21%, while average total core deposits increased $20.6 billion, or 23%. The increase in average total deposits was primarily driven by elevated balances in both consumer and commercial core deposits largely related to government stimulus, improved retention, and the impact of the late-quarter TCF acquisition. Specifically within core deposits, average total demand deposits increased $14.7 billion, or 30%, average savings and other domestic deposits increased $4.6 billion, or 43%, and average money market deposits increased $2.4 billion, or 9%. Partially offsetting these increases, average core CDs decreased $1.2 billion, or 39%, primarily reflecting the maturity of balances related to the 2018 consumer deposit growth initiatives. Average total debt decreased $3.5 billion, or 33%, primarily reflecting the repayment of short-term borrowings, repayment and maturity of $3.3 billion of long-term debt over the past five quarters, and the purchase of $0.5 billion of long-term debt under the tender offer completed in November 2020, all due to the strong core deposit growth, partially offset by $2.8 billion of debt assumed in the late-quarter TCF acquisition.
2021 Second Quarter versus 2021 First Quarter
Net interest income decreased $134 million, or 14%, compared to the 2021 first quarter. FTE net interest income, a non-GAAP financial measure, decreased $134 million, or 14%, compared to the 2021 first quarter, reflecting an 82 basis point decrease in the FTE net interest margin, partially offset by a $13.3 billion, or 12% increase in average earning assets. Both the net interest income decrease and the NIM decrease reflected the net impacts of the mark-to-market of interest rate caps and the decrease in deferred PPP loan fees recognized upon receipt of forgiveness payments from the SBA. The mark-to-market of interest rate caps was a detriment of $55 million in the 2021 second quarter compared to a benefit of $144 million in the 2021 first quarter. The accelerated recognition of deferred PPP loan fees were $30 million in the 2021 second quarter compared to $45 million in the 2021 first quarter. In addition, 2021 second quarter FTE net interest income was impacted by the late-quarter TCF acquisition.
Average earning assets increased $13.3 billion, or 12%, primarily reflecting a $7.2 billion, or 9%, increase in average loans and leases and a $4.5 billion, or 17%, increase in average securities. Average balances across earning assets categories reflect the late-quarter TCF acquisition. The increase in average loan and lease growth was partially offset by the reduction of PPP loans due to forgiveness. The increase in average securities additionally reflected the purchase of securities to deploy excess liquidity.
12 Huntington Bancshares Incorporated

Average total interest-bearing liabilities increased $7.1 billion, or 9%, when compared to the 2021 first quarter. Average total deposits increased $13.4 billion, or 13%, and average total core deposits increased $13.6 billion, or 14%. The increase in average total interest-bearing liabilities and deposits was primarily impacted by the late-quarter TCF acquisition. Specifically, within core deposits, average total demand deposits increased $8.4 billion, or 15%. Average total debt decreased $0.8 billion, or 11%, reflecting repayment of short-term borrowings and the repayment and maturity of $2.4 billion of long-term debt during the last two quarters, partially offset by $2.8 billion of debt assumed in the late-quarter TCF acquisition.
2021 2Q Form 10-Q 13

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (1)
	Six Months Ended June 30,		Change		Six Months Ended June 30,
Fully-taxable equivalent basis (2)	2021	2020	Amount	Percent	2021	2020
Assets:
Interest-bearing deposits at Federal Reserve Bank	$6,855	$2,047	$4,808	235%	0.11%	0.26%
Interest-bearing deposits in banks	248	159	89	56	0.03	0.89
Securities:
Trading account securities	50	67	(17)	(25)	3.32	2.86
Available-for-sale securities:
Taxable	17,476	11,425	6,051	53	1.33	2.46
Tax-exempt	2,742	2,740	2	—	2.46	3.03
Total available-for-sale securities	20,218	14,165	6,053	43	1.48	2.57
Held-to-maturity securities—taxable	7,772	9,613	(1,841)	(19)	1.98	2.44
Other securities	447	460	(13)	(3)	1.69	1.30
Total securities	28,487	24,305	4,182	17	1.63	2.50
Loans held for sale	1,343	952	391	41	2.71	3.30
Loans and leases: (3)
Commercial:
Commercial and industrial	33,145	30,753	2,392	8	3.80	3.74
Commercial real estate:
Construction	1,182	1,183	(1)	—	3.50	4.19
Commercial	6,952	5,726	1,226	21	2.87	3.45
Commercial real estate	8,134	6,909	1,225	18	2.96	3.58
Lease financing	2,500	2,313	187	8	5.08	5.41
Total commercial	43,779	39,975	3,804	10	3.72	3.81
Consumer:
Automobile	12,729	12,803	(74)	(1)	3.67	3.95
Residential mortgage	12,936	11,427	1,509	13	3.08	3.60
Home equity	9,093	8,961	132	1	3.75	4.24
RV and marine	4,320	3,648	672	18	4.21	4.81
Other consumer	1,010	1,133	(123)	(11)	10.65	11.77
Total consumer	40,088	37,972	2,116	6	3.73	4.23
Total loans and leases	83,867	77,947	5,920	8	3.72	4.01
Allowance for loan and lease losses	(1,818)	(1,398)	(420)	(30)
Net loans and leases	82,049	76,549	5,500	7
Total earning assets	120,800	105,410	15,390	15	3.03%	3.60%
Cash and due from banks	1,093	1,106	(13)	(1)
Goodwill and other intangible assets	2,618	2,211	407	18
All other assets	7,761	6,840	921	13
Total assets	$130,454	$114,169	$16,285	14%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$28,279	$22,540	$5,739	25%	0.04%	0.24%
Money market deposits	27,190	25,213	1,977	8	0.06	0.60
Savings and other domestic deposits	13,743	10,120	3,623	36	0.04	0.14
Core certificates of deposit (4)	1,487	3,028	(1,541)	(51)	0.36	1.71
Other domestic deposits of $250,000 or more	309	720	(411)	(57)	0.15	1.81
Negotiable CDs, brokered and other deposits	3,169	3,499	(330)	(9)	0.17	0.61
Total interest-bearing deposits	74,177	65,120	9,057	14	0.06	0.47
Short-term borrowings	224	2,105	(1,881)	(89)	0.34	1.26
Long-term debt	7,324	9,939	(2,615)	(26)	(0.78)	2.64
Total interest-bearing liabilities	81,725	77,164	4,561	6	(0.02)	0.77
Demand deposits—noninterest-bearing	31,841	22,857	8,984	39	—	—
All other liabilities	2,512	2,358	154	7
Total Huntington Bancshares Inc shareholders’ equity	14,376	11,790	2,586	22
Non-controlling interest	—	—	—	—
Total Equity	14,376	11,790	2,586	22
Total liabilities and shareholders’ equity	$130,454	$114,169	$16,285	14%
Net interest rate spread					3.05	2.83
Impact of noninterest-bearing funds on margin					(0.01)	0.21
Net interest margin					3.04%	3.04%
(1)Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.
(2)FTE yields are calculated assuming a 21% tax rate.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans.
(4)Includes consumer certificates of deposit of $250,000 or more.
14 Huntington Bancshares Incorporated

2021 First Six Months versus 2020 First Six Months
Net interest income for the first six-month period of 2021 increased $228 million, or 14%. FTE net interest income, a non-GAAP financial measure, for the first six-month period of 2021 increased $229 million, or 14%. The increase in FTE net interest income reflected the benefit of a $15.4 billion, or 15%, increase in average total earning assets. FTE NIM was unchanged at 3.04%. Average loans and leases increased $5.9 billion, or 8%, primarily reflecting an increase in average C&I loans, inclusive of an increase in average PPP loans, and an increase in average residential mortgage loans and commercial real estate loans. Average earning asset yields decreased 57 basis points due to lower interest rates on loans (down 29 basis points), a decline in securities yields and elevated deposits at the Federal Reserve Bank. Average funding costs decreased 79 basis points, primarily driven by lower cost of interest-bearing deposits (down 41 basis points) and the net impact of the mark-to-market of interest rate caps (benefit of 15 basis points). The benefit from noninterest-bearing funding declined 22 basis points.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and unfunded lending commitments.
The provision for credit losses for the 2021 second quarter was $211 million, a decrease of $116 million, or 35%, compared to the 2020 second quarter. On a year-to-date basis, provision for credit losses for the first six-month period of 2021 was $151 million, a decrease of $617 million, or 80%, compared to the year-ago period. The reduction in provision expense over the prior year quarter and the prior year-to-date was primarily attributed to the improvement in the forecasted macroeconomic environment resulting from anticipated lower unemployment and higher GDP, partially offset by the TCF acquisition initial provision for credit losses of $294 million ($234 million from non-PCD loans and leases and $60 million from acquired unfunded lending commitments) (See Credit Quality discussion).
2021 2Q Form 10-Q 15

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			2Q21 vs. 2Q20		2Q21 vs. 1Q21
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2021	2021	2020	Amount	Percent	Amount	Percent
Mortgage banking income	$67	$100	$96	$(29)	(30)%	$(33)	(33)%
Service charges on deposit accounts	88	69	60	28	47	19	28
Card and payment processing income	80	65	59	21	36	15	23
Trust and investment management services	56	52	45	11	24	4	8
Leasing revenue	12	4	7	5	71	8	200
Capital markets fees	35	29	31	4	13	6	21
Insurance income	25	27	25	—	—	(2)	(7)
Bank owned life insurance income	16	16	17	(1)	(6)	—	—
Gain on sale of loans	3	3	8	(5)	(63)	—	—
Net gains (losses) on sales of securities	10	—	(1)	11	1,100	10	100
Other noninterest income	52	30	44	8	18	22	73
Total noninterest income	$444	$395	$391	$53	14%	$49	12%
2021 Second Quarter versus 2020 Second Quarter
Total noninterest income for the 2021 second quarter increased $53 million, or 14%, from the year-ago quarter. Service charges on deposit accounts increased $28 million, or 47%, primarily reflecting normalization of customer activity versus fee waivers due to COVID-19 in the year-ago quarter. Card and payment processing income increased $21 million, or 36%, primarily reflecting higher debit card usage. Trust and investment management services increased $11 million, or 24%, reflecting continued strong net asset flows and positive equity market performance over the prior twelve months. Net gains (losses) on sales of securities increased $11 million, reflecting securities portfolio optimization. Partially offsetting these increases, mortgage banking income, decreased $29 million, or 30%, primarily reflecting lower secondary marketing spreads and a decrease in salable mortgage originations, in addition to lower net mortgage servicing income. In addition to these changes, 2021 second quarter noninterest income across categories was impacted by the late-quarter acquisition of TCF.
2021 Second Quarter versus 2021 First Quarter
Compared to the 2021 first quarter, total noninterest income increased $49 million, or 12%. Other noninterest income increased $22 million, or 73%, primarily reflecting the unfavorable Visa Class B derivative fair value adjustment in the prior quarter, increased amortization of upfront card-related contract renewal fees, and increased mezzanine investment income. Service charges on deposit accounts increased $19 million, or 28%, primarily reflecting normalization of customer activity. Card and payment processing income increased $15 million, or 23%, primarily reflecting higher debit card usage. Gains on sales of securities increased $10 million, reflecting securities portfolio optimization. Partially offsetting these increases, mortgage banking income decreased $33 million, or 33%, primarily reflecting a decrease in salable mortgage originations, lower secondary marketing spreads, and a decrease in net MSR risk management activities. In addition to these changes, 2021 second quarter noninterest income across categories was impacted by the late-quarter acquisition of TCF.
16 Huntington Bancshares Incorporated

Table 6 - Noninterest Income—2021 First Six Months Ended vs. 2020 First Six Months Ended
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Mortgage banking income	$167	$154	$13	8%
Service charges on deposit accounts	157	148	9	6
Card and payment processing income	145	117	28	24
Trust and investment management services	108	92	16	17
Leasing revenue	16	10	6	60
Capital markets fees	64	64	—	—
Insurance income	52	48	4	8
Bank owned life insurance income	32	32	—	—
Gain on sale of loans	6	17	(11)	(65)
Net gains (losses) on sales of securities	10	(1)	11	1,100
Other noninterest income	82	71	11	15
Total noninterest income	$839	$752	$87	12%
Noninterest income for the first six-month period of 2021 increased $87 million, or 12%, from the year-ago period. Card and payment processing income increased $28 million, or 24%, primarily reflecting an increase in debit card usage largely from reduced customer activity as a result of the pandemic stay-at-home orders in the prior year period. Trust and investment management services increased $16 million, or 17%, primarily reflecting higher sales production and overall market performance. Mortgage banking increased $13 million, or 8%, reflecting increased salable volume partially offset by lower secondary marketing spreads. Service charges on deposit accounts increased $9 million, or 6%, as the prior year period reflected pandemic-related fee waivers. Other income increased $11 million or 15% primarily reflecting increased mezzanine investment income and increased amortization of upfront card-related contract renewal fees, partially offset by an unfavorable Visa Class B derivative fair value adjustment in the current year, as well as the gain on the annuitization of a retiree health plan in the prior year period. Net gains (losses) on sales of securities increased $11 million, reflecting securities portfolio optimization. These increases were offset by an $11 million decrease in gain on sale of loans reflecting lower SBA loan sales resulting from the strategic decision to retain SBA loans on the balance sheet. In addition to these changes, first six-month period of 2021 noninterest income across categories was impacted by the late-quarter acquisition of TCF.
17

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three Months Ended			2Q21 vs. 2Q20		2Q21 vs. 1Q21
	June 30,	March 31,	June 30,	Change		Change
(dollar amounts in millions)	2021	2021	2020	Amount	Percent	Amount	Percent
Personnel costs	$592	$468	$418	$174	42%	$124	26%
Outside data processing and other services	162	115	90	72	80	47	41
Equipment	55	46	46	9	20	9	20
Net occupancy	72	42	39	33	85	30	71
Lease financing equipment depreciation	5	—	1	4	400	5	100
Professional services	48	17	11	37	336	31	182
Amortization of intangibles	11	10	10	1	10	1	10
Marketing	15	14	5	10	200	1	7
Deposit and other insurance expense	8	8	9	(1)	(11)	—	—
Other noninterest expense	104	73	46	58	126	31	42
Total noninterest expense	$1,072	$793	$675	$397	59%	$279	35%
Number of employees (average full-time equivalent)	17,018	15,449	15,703	1,315	8%	1,569	10%
Impacts of TCF acquisition-related net expenses:

	Three Months Ended
	June 30,	March 31,	June 30,
(dollar amounts in millions)	2021	2021	2020
Personnel costs	$110	$—	$—
Outside data processing and other services	33	8	—
Net occupancy	35	3	—
Equipment	3	1	—
Professional services	36	8	—
Marketing	—	—	—
Other noninterest expense	52	1	—
Total noninterest expense adjustments	$269	$21	$—
2021 Second Quarter versus 2020 Second Quarter
Total noninterest expense for the 2021 second quarter increased $397 million or 59%, from the year-ago quarter. Personnel costs increased $174 million, or 42%, primarily reflecting TCF acquisition-related expense and higher salaries and incentives related to an 8% increase in average full-time equivalent employees, and an increase in medical insurance expense due to lower costs in the prior year. Outside data processing and other services increased $72 million, or 80%, reflecting technology investments to support our strategic growth initiatives and TCF acquisition-related expense. Professional services expense increased $37 million, or 336%, and net occupancy expense increased $33 million, or 85%, both primarily due to TCF acquisition-related expense. Marketing expense increased $10 million, or 200%, reflecting an increase in brand marketing in new markets and a return to pre-pandemic spend levels. Other noninterest expense increased $58 million, or 126%, primarily due to TCF acquisition-related expense and an increase in foundation donations. In addition to these changes, 2021 second quarter noninterest expense across categories was impacted by the late-quarter acquisition of TCF.
18 Huntington Bancshares Incorporated

2021 Second Quarter versus 2021 First Quarter
Total noninterest expense increased $279 million, or 35%, from the 2021 first quarter. Personnel costs increased $124 million, or 26%, outside data processing and other services increased $47 million, or 41%, professional services increased $31 million, or 182%, and net occupancy increased $30 million, or 71%, primarily due to an increase in TCF acquisition-related expenses. Other noninterest expense increased $31 million, or 42%, primarily due to TCF acquisition-related expense and an increase in foundation donations. In addition to these changes, 2021 second quarter noninterest expense across categories was impacted by the late-quarter acquisition of TCF.

Table 8 - Noninterest Expense—2021 First Six Months Ended vs. 2020 First Six Months Ended

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Personnel costs	$1,060	$814	$246	30%
Outside data processing and other services	277	175	102	58
Equipment	101	87	14	16
Net occupancy	114	79	35	44
Lease financing equipment depreciation	5	1	4	400
Professional services	65	22	43	195
Amortization of intangibles	21	21	—	—
Marketing	29	14	15	107
Deposit and other insurance expense	16	18	(2)	(11)
Other noninterest expense	177	96	81	84
Total noninterest expense	$1,865	$1,327	$538	41%
Impacts of TCF acquisition-related net expenses:

	Six Months Ended June 30,
(dollar amounts in millions)	2021	2020
Personnel costs	$110	$—
Outside data processing and other services	41	—
Net occupancy	38	—
Equipment	4	—
Professional services	44	—
Marketing	—	—
Other noninterest expense	53	—
Total noninterest expense adjustments	$290	$—
Noninterest expense increased $538 million, or 41%, from the year-ago period. Personnel costs increased $246 million, or 30%, primarily reflecting TCF acquisition-related expense, increased salaries, incentives and commissions, and medical insurance expense. Outside data processing and other services increased $102 million, or 58%, primarily reflecting TCF acquisition-related expense and technology investments. Professional services expense increased $43 million, or 195%, and net occupancy expense increased $35 million, or 44%, primarily reflecting TCF acquisition-related expense. Marketing expense increased $15 million, or 107%, primarily reflecting investment in new product launches and brand marketing in new markets and a return to pre-pandemic levels. Other noninterest expense increased $81 million, or 84%, primarily as a result of TCF acquisition-related expense and increase in foundation donations. In addition to these changes, first six-month period of 2021 noninterest expense across categories was impacted by the late-quarter acquisition of TCF.
Provision for Income Taxes
The provision for income taxes in the 2021 second quarter was $14 million, compared with $31 million in the 2020 second quarter and $102 million in the 2021 first quarter. The provision for income taxes for the six-month periods ended June 30, 2021 and June 30, 2020 was $116 million and $41 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The effective tax rates for the 2021 second quarter, 2020
2021 2Q Form 10-Q 19

second quarter, and 2021 first quarter were (2,353.3)%, 17.2%, and 16.1%, respectively. Excluding TCF acquisition-related expenses of $269 million, the related tax benefit of $51 million and discrete tax expenses of $16 million, the 2021 second quarter effective tax rate would have been 18.8%. The effective tax rates for the six-month periods ended June 30, 2021 and June 30, 2020 were 18.5% and 17.2%, respectively.
The net federal deferred tax liability was $179 million and the net state deferred tax asset was $27 million at June 30, 2021.
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
We believe that our primary risk exposures are credit, market, liquidity, operational and compliance. More information on risk can be found in the Risk Factors section included in Item 1A of our 2020 Annual Report on Form 10-K and subsequent filings with the SEC. The MD&A included in our 2020 Annual Report on Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2020 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2020 Annual Report on Form 10-K.
20 Huntington Bancshares Incorporated

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
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2020 Annual Report on Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 9 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	June 30, 2021		December 31, 2020
Commercial:
Commercial and industrial	$41,900	38%	$33,151	40%
Commercial real estate:
Construction	1,926	2	1,035	1
Commercial	12,848	11	6,164	8
Commercial real estate	14,774	13	7,199	9
Lease financing	5,027	4	2,222	3
Total commercial	61,701	55	42,572	52
Consumer:
Automobile	13,174	12	12,778	16
Residential mortgage	18,729	17	12,141	15
Home Equity	11,317	10	8,894	11
RV and marine	4,960	4	4,190	5
Other consumer	2,024	2	1,033	1
Total consumer	50,204	45	39,036	48
Total loans and leases	$111,905	100%	$81,608	100%
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
2021 2Q Form 10-Q 21

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
Commercial Credit
Refer to the “Commercial Credit” section of our 2020 Annual Report on Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2020 Annual Report on Form 10-K for our consumer credit underwriting and on-going credit management processes.
22 Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2020 primarily relate to the TCF acquisition along with portfolio growth.

Table 10 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	June 30, 2021		December 31, 2020
Commercial loans and leases:
Real estate and rental and leasing	$13,944	12%	$6,962	9%
Manufacturing	7,243	6	5,556	7
Retail trade (1)	6,106	5	5,111	6
Health care and social assistance	5,249	5	3,646	4
Accommodation and food services	4,047	4	3,100	4
Finance and insurance	4,017	4	3,389	4
Wholesale trade	3,755	3	2,652	3
Transportation and warehousing	3,250	3	1,401	2
Construction	2,340	2	1,389	2
Professional, scientific, and technical services	2,099	2	2,051	3
Other services	1,928	2	1,613	2
Arts, entertainment, and recreation	1,578	1	744	1
Admin./Support/Waste Mgmt. and Remediation Services	1,482	1	975	1
Educational services	846	1	735	1
Information	812	2	829	1
Public administration	776	1	662	1
Utilities	766	1	793	1
Mining, quarrying, and oil and gas extraction	561	—	601	—
Agriculture, forestry, fishing and hunting	451	—	157	—
Unclassified/Other	316	—	62	—
Management of companies and enterprises	135	—	144	—
Total commercial loans and leases by industry category	61,701	55	42,572	52
Automobile	13,174	12	12,778	16
Residential mortgage	18,729	17	12,141	15
Home equity	11,317	10	8,894	11
RV and marine	4,960	4	4,190	5
Other consumer loans	2,024	2	1,033	1
Total loans and leases	$111,905	100%	$81,608	100%
(1)    Amounts include $1.3 billion and $2.4 billion of auto dealer services loans at June 30, 2021 and December 31, 2020, respectively.
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
Credit quality performance in the 2021 second quarter reflected total NCOs as a percent of average loans, annualized, of 0.28%, a decrease from 0.32% in the prior quarter. Total NCOs were $62 million, a decrease of $2 million from the prior quarter, driven by a $12 million decrease in Consumer NCOs, partially offset by a $10 million increase in Commercial NCOs. NPAs increased from the prior quarter by $470 million or 86%, largely driven by the TCF acquisition.
2021 2Q Form 10-Q 23

NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 5 “Loans / Leases” and Note 6 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2020 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $748 million of commercial related NALs at June 30, 2021, $526 million, or 70%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Nonaccrual loans and leases (NALs):
Commercial and industrial	$591	$349
Commercial real estate	83	15
Lease financing	74	4
Automobile	3	4
Residential mortgage	130	88
Home equity	91	70
RV and marine	5	2
Other consumer	—	—
Total nonaccrual loans and leases	977	532
Other real estate, net:
Residential	5	4
Commercial	2	—
Total other real estate, net	7	4
Other NPAs (1)	30	27
Total nonperforming assets	$1,014	$563

Nonaccrual loans and leases as a % of total loans and leases	0.87%	0.65%
NPA ratio (2)	0.91	0.69
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
2021 Second Quarter versus 2020 Fourth Quarter.
Total NPAs increased $451 million, or 80%, compared with December 31, 2020, largely driven by the TCF acquisition.
TDR Loans
(This section should be read in conjunction with Note 5 “Loans / Leases” of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section appearing in Huntington’s 2020 Annual Report on Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been consistently over 75%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of June 30, 2021, over 81% of the $419 million of accruing TDRs secured by residential real estate (residential mortgage and home equity in Table 12) are current on their required payments, with over 58% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to nonaccruing components, and virtually all of the charge-offs come from the nonaccruing TDR balances.
TDRs identified by TCF prior to acquisition date are not included in our TDR disclosures as all such loans and leases were recorded at fair value as of the acquisition date. Subsequent modifications are evaluated for potential treatment as TDRs in accordance with Huntington’s accounting policies.
24 Huntington Bancshares Incorporated

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 12 - Accruing and Nonaccruing Troubled Debt Restructured Loans (1)
(dollar amounts in millions)	June 30, 2021	December 31, 2020
TDRs—accruing:
Commercial and industrial	$130	$193
Commercial real estate	26	33
Lease financing	—	—
Automobile	48	50
Residential mortgage	247	248
Home equity	172	187
RV and marine	7	6
Other consumer	8	9
Total TDRs—accruing	638	726
TDRs—nonaccruing:
Commercial and industrial	92	95
Commercial real estate	2	3
Lease financing	—	—
Automobile	2	2
Residential mortgage	51	51
Home equity	27	30
RV and marine	1	1
Total TDRs—nonaccruing	175	182
Total TDRs	$813	$908
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
Our ACL is comprised of two different components, both of which in our judgment are appropriate to absorb lifetime expected credit losses in our loan and lease portfolio: the ALLL and the AULC.
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
We use a combination of statistically-based models that utilize assumptions about current and future economic conditions throughout the contractual life of the loan. The process of estimating expected credit losses is based on several key parameters: PD, EAD, and LGD. Beyond the reasonable and supportable period (two to three years), the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenario.
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
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels discussed below. These
2021 2Q Form 10-Q 25

macroeconomic scenarios contain certain geography based variables that are influential to our modeling process, the most significant being unemployment rates and Gross Domestic Product (GDP). The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the macroeconomic scenarios. Lifetime losses for most of our loans and leases are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
The macroeconomic scenarios evaluated by Huntington during the 2021 second quarter continued to reflect the impact of the COVID-19 pandemic. The baseline scenario used for the quarter assumes that the worst of the economic disruption from the pandemic has passed, with the expectation that subsequent waves of the virus will not carry the same level of economic disruption experienced to date. The unemployment variable is incorporated within our models as both a rate of change variable and an absolute level variable. Historically, changes in unemployment have taken gradual paths resulting in more measured impacts each quarter.
The table below is intended to show how the forecasted path of these key macroeconomic variables has changed since the end of 2020:

Table 13 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2020	2021		2022
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2020	7.2%	7.5%	7.2%	6.4%	5.5%
1Q 2021	N/A	6.3	5.7	5.0	4.5
2Q 2021	N/A	5.9	4.5	3.7	3.5

Gross Domestic Product (1)
4Q 2020	3.0%	3.8%	5.8%	4.4%	3.9%
1Q 2021	N/A	5.2	5.8	5.3	3.5
2Q 2021	N/A	10.6	6.5	2.7	1.9

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
The uncertainty related to the COVID-19 pandemic prompted management to continue to assess the macroeconomic environment through the end of the quarter. Management considered multiple macroeconomic forecasts that reflected a range of possible outcomes in order to capture the severity of and the economic disruption associated with the pandemic. While we have incorporated our estimated impact of COVID-19 into our ACL, the ultimate impact of COVID-19 remains uncertain, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.
Given significant COVID-19 specific government relief programs and additional stimulus spending enacted into law during the first quarter 2021, as well as certain limitations of our models in the current economic environment particularly the level of unemployment, management developed additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve (collectively assessed) will continue to utilize the scenario weighting approach established in prior quarters. Given the impact of the unemployment variable utilized within the models and the uncertainty associated with key economic scenario assumptions, the June 30, 2021 ACL included a material general reserve component as well as additional industry specific risk profiles to capture economic uncertainty not addressed within the quantitative transaction reserve.
Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded lending commitments, where appropriate. Losses related to the unfunded lending commitments are then recorded as AULC within other liabilities
26 Huntington Bancshares Incorporated

in the Unaudited Condensed Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
The table below reflects the allocation of our ALLL among our various loan categories during each of the past five quarters:

Table 14 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	June 30, 2021		December 31, 2020
ALLL
Commercial
Commercial and industrial	$1,030	38%	$879	40%
Commercial real estate	499	13	297	9
Lease financing	89	4	60	3
Total commercial	1,618	55	1,236	52
Consumer
Automobile	141	12	166	16
Residential mortgage	125	17	79	15
Home equity	140	10	124	11
RV and marine	114	4	129	5
Other consumer	80	2	80	1
Total consumer	600	45	578	48
Total ALLL	2,218	100%	1,814	100%
AULC	104		52
Total ACL	$2,322		$1,866
Total ALLL as a % of
Total loans and leases		1.98%		2.22%
Nonaccrual loans and leases		227		341
NPAs		219		323
Total ACL as % of
Total loans and leases		2.08%		2.29%
Nonaccrual loans and leases		238		351
NPAs		229		332
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
2021 Second Quarter versus 2020 Fourth Quarter
At June 30, 2021, the ALLL was $2.2 billion, an increase of $404 million compared to the December 31, 2020 balance of $1.8 billion reflecting the impact of the TCF acquisition. The ALLL to total loans and leases ratio decreased 24 basis points to 1.98%
The ACL to total loans and leases ratio was 2.08% at June 30, 2021 compared to 2.29% at December 31, 2020. The decrease primarily reflects an improvement in the economic outlook.
2021 2Q Form 10-Q 27

NCOs

Table 15 - Quarterly Net Charge-off Analysis
	Three Months Ended
	June 30,	March 31,	June 30,
(dollar amounts in millions)	2021	2021	2020
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$37	$28	$80
Commercial real estate:
Construction	—	—	1
Commercial	17	(3)	(1)
Commercial real estate	17	(3)	—
Lease Financing	5	24	—
Total commercial	59	49	80
Consumer:
Automobile	(4)	2	10
Residential mortgage	—	—	—
Home equity	(1)	—	—
RV and marine	—	3	4
Other consumer	8	10	13
Total consumer	3	15	27
Total net charge-offs (1)	$62	$64	$107

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.43%	0.35%	0.96%
Commercial real estate:
Construction	(0.04)	(0.04)	(0.01)
Commercial	0.81	(0.17)	(0.03)
Commercial real estate	0.69	(0.15)	(0.03)
Lease financing	0.93	4.32	0.01
Total commercial	0.51	0.47	0.75
Consumer:
Automobile	(0.13)	0.05	0.31
Residential mortgage	—	0.01	0.02
Home equity	(0.08)	0.02	0.08
RV and marine	0.02	0.29	0.37
Other consumer	3.13	3.99	4.80
Total consumer	0.02	0.16	0.30
Net charge-offs as a % of average loans (1)	0.28%	0.32%	0.54%
(1)Loan and lease charge-offs for the three months ended June 30, 2021 exclude $80 million of charge-offs recognized upon completion of the TCF acquisition related to required purchase accounting treatment. The initial ALLL recognized on PCD assets included these amounts and after charging these amounts off upon acquisition, the net impact was $432 million of additional ALLL for PCD loans and leases.
2021 Second Quarter versus 2021 First Quarter
NCOs were an annualized 0.28% of average loans and leases in the current quarter, decreasing from 0.32% in the 2021 first quarter, and below our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.51% in the current quarter compared to 0.47% in the 2021 first quarter. Consumer charge-offs were lower across all products, consistent with our expectations and reflecting strong recoveries.

28 Huntington Bancshares Incorporated

The table below reflects NCO detail for the six-month periods ended June 30, 2021 and 2020:

Table 16 - Year to Date Net Charge-off Analysis
(dollar amounts in millions)
	Six months ended June 30,
	2021	2020
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$65	$163
Commercial real estate:
Construction	—	1
Commercial	14	(2)
Commercial real estate	14	(1)
Lease financing	29	1
Total commercial	108	163
Consumer:
Automobile	(2)	17
Residential mortgage	—	1
Home equity	(1)	5
RV and marine	3	6
Other consumer	18	32
Total consumer	18	61
Total net charge-offs (1)	$126	$224

	Six months ended June 30,
	2021	2020
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.39%	1.06%
Commercial real estate:
Construction	(0.04)	0.04
Commercial	0.38	(0.04)
Commercial real estate	0.32	(0.03)
Lease financing	2.42	0.11
Total commercial	0.49	0.81
Consumer:
Automobile	(0.04)	0.26
Residential mortgage	0.01	0.02
Home equity	(0.03)	0.14
RV and marine	0.15	0.32
Other consumer	3.54	5.66
Total consumer	0.09	0.33
Net charge-offs as a % of average loans (1)	0.30%	0.58%
(1)Loan and lease charge-offs for the six month period ended June 30, 2021 exclude $80 million of charge-offs recognized upon completion of the TCF acquisition related to required purchase accounting treatment. The initial ALLL recognized on PCD assets included these amounts and after charging these amounts off upon acquisition, the net impact was $432 million of additional ALLL for PCD loans.
2021 First Six Months versus 2020 First Six Months
NCOs decreased $98 million in the first six-month period of 2021 to $126 million. The decrease was evident across both the Commercial and Consumer portfolios. The Commercial decrease was primarily a function of elevated losses associated within the oil and gas portfolio in 2020, while the Consumer improvement was broad based.
2021 2Q Form 10-Q 29

Market Risk
(This section should be read in conjunction with the “Market Risk” section appearing in Huntington’s 2020 Annual Report on Form 10-K for our on-going market risk management processes.)
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
In measuring the financial risks associated with interest rate sensitivity in Huntington’s balance sheet, Huntington compares a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward reflects the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios which are instantaneous parallel rate shifts, and “ramp” scenarios where the parallel shift is applied gradually over the first 12 months of the forecast on a pro rata basis. In both shock and ramp scenarios with falling rates, Huntington presumes that market rates cannot go below 0%. The scenarios are inclusive of all executed interest rate risk hedging activities. Forward starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.

Table 17 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.3%	-2.0%	-4.0%
June 30, 2021	-1.0	2.9	6.2
December 31, 2020	-1.1	3.4	7.3
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual (“ramp” as defined above) +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months as well as an instantaneous parallel shock of -25 basis points.
Huntington’s NII at Risk is within the Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios. The NII at Risk shows that the balance sheet is asset sensitive at both June 30, 2021, and December 31, 2020. The change in sensitivity is primarily driven by changes in market rate expectations, and the size and mix of the balance sheet.

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.5%	-6.0%	-12.0%
June 30, 2021	0.1	-2.0	-6.1
December 31, 2020	-0.7	1.4	-0.1
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts (“shocks” as defined above) in market interest rates.
30 Huntington Bancshares Incorporated

Huntington is within the Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios. As of June 30, 2021, EVE depicts a liability sensitive (long duration) balance sheet profile. The change in sensitivity from December 31, 2020’s asset sensitive (short duration) position was driven primarily by changes in the spot market rate curve impacting forecasted runoff expectations, and the size and composition of the balance sheet as a result of the TCF acquisition.
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
Table 19 shows all swap, floor and cap positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 “Derivative Financial Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements.
The following table presents additional information about the interest rate swaps, caps and floors used in Huntington’s asset and liability management activities at June 30, 2021 and December 31, 2020.

Table 19 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Asset Liability Management Instruments
	June 30, 2021
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$7,275	1.66	$187	1.75%	0.08%
Pay Fixed - Receive 1 month LIBOR (1)	817	8.40	25	0.76	0.09
Pay Fixed - Receive 1 month LIBOR - forward starting (2)	4,384	4.72	16	0.82
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	4,651	1.80	190	2.21	0.08
Receive Fixed - Pay 3 month LIBOR	150	3.66	10	4.60	2.58
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (3)	230	4.16	—	0.10	0.06
Pay Fed Fund - Receive SOFR (economic hedges) (3)	41	1.48	—	0.05	0.10
Total swap portfolio	$17,548		$428

	June 30, 2021
		Average Maturity (years)		Weighted-Average Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$475	0.44	$5	1.95%	0.09%
Purchased Floor Spread - 1 month LIBOR	2,700	3.07	67	0.76 / 1.71	0.09
Purchased Floor Spread - 1 month LIBOR (economic hedges)	1,200	1.70	17	1.08 / 1.88	0.08
Total floors and caps portfolio	$4,375		$89

2021 2Q Form 10-Q 31

	December 31, 2020
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$6,525	2.03	$231	1.81%	0.15%
Pay Fixed - Receive 1 month LIBOR (1)	3,076	1.99	3	0.17	0.15
Receive Fixed - Pay 1 month LIBOR - forward starting (4)	750	3.29	23	1.24	—
Pay Fixed - Receive 1 month LIBOR - forward starting (5)	408	9.08	2	0.68	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	5,397	2.02	262	2.28	0.15
Receive Fixed - Pay 3 month LIBOR	800	0.21	5	1.31	0.22
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (3)	230	4.66	—	0.09	0.10
Pay Fed Fund - Receive SOFR (economic hedges) (3)	41	1.98	—	0.09	0.09
Total swap portfolio	$17,227		$526

	December 31, 2020
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$7,200	0.37	$59	1.81%	0.15%
Purchased Floor Spread - 1 month LIBOR	400	1.74	7	2.50 / 1.50	0.15
Purchased Floor Spread - 1 month LIBOR forward starting (6)	2,500	3.72	76	1.65 / 0.70	—
Purchased Floor Spread - 1 month LIBOR (economic hedges)	1,000	2.29	18	1.75 / 1.00	0.16
Interest rate caps
Purchased Cap - 1 month LIBOR (economic hedges)	5,000	6.91	91	0.98	0.15
Total floors and caps portfolio	$16,100		$251
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.
(2)Forward starting swaps effective starting from July 2021 to August 2022.
(3)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(4)Forward starting swaps and caps effective starting in April 2021.
(5)Forward starting swaps become effective starting from January 2021 to May 2021.
(6)Forward starting floors become effective starting from March 2021 to June 2021.
Net interest income in the current quarter included a $55 million negative mark-to-market of interest rate caps. The mark-to-market is not included in the NII at Risk calculations above. The interest rate caps were terminated in the current quarter with a net positive impact of $89 million for the first six-month period ended June 30, 2021, and were replaced with $4.0 billion of forward starting interest rate swaps that qualify for hedge accounting.
32 Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2021, we had a total of $327 million of capitalized MSRs representing the right to service $30 billion in mortgage loans.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments and declines in credit quality. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We also employ hedging strategies to reduce the risk of MSR fair value changes or impairment. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. We report changes in the MSR value net of hedge-related trading activity in the mortgage banking income category of noninterest income.
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
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section appearing in Huntington’s 2020 Annual Report on Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at June 30, 2021. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $14.3 billion as of June 30, 2021.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2021, these core deposits funded 79% of total assets (124% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $25 million and $14 million at June 30, 2021 and December 31, 2020, respectively.
2021 2Q Form 10-Q 33

The following table reflects deposit composition detail for each of the last five quarters:

Table 20 - Deposit Composition

	June 30,		December 31,
(dollar amounts in millions)	2021 (1)		2020
By Type:
Demand deposits—noninterest-bearing	$45,249	32%	$28,553	29%
Demand deposits—interest-bearing	34,938	24	26,757	27
Money market deposits	33,616	24	26,248	27
Savings and other domestic deposits	20,876	15	11,722	12
Core certificates of deposit (2)	3,537	2	1,425	1
Total core deposits:	138,216	97	94,705	96
Other domestic deposits of $250,000 or more	675	—	131	—
Negotiable CDs, brokered and other deposits	3,914	3	4,112	4
Total deposits	$142,805	100%	$98,948	100%
Total core deposits:
Commercial	$61,055	44%	$44,698	47%
Consumer	77,161	56	50,007	53
Total core deposits	$138,216	100%	$94,705	100%
(1)Includes $488 million of noninterest-bearing and $439 million of interest-bearing deposits classified as held-for-sale at June 30, 2021.
(2)Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $54.1 billion and $53.4 billion at June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $5.8 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at June 30, 2021.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. At June 30, 2021, total wholesale funding was $12.3 billion, a decrease from $12.8 billion at December 31, 2020. The decrease from year-end is due to a decrease in negotiable CDs, brokered and other deposits and long-term debt.
At June 30, 2021, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
During the 2021 first quarter, Huntington issued $500 million of Series H Preferred Stock. On June 9, 2021, each share of TCF’s Series C Non-Cumulative Perpetual Preferred Stock was converted into a share of a Series I Preferred Stock of Huntington having substantially the same terms as TCF’s preferred stock. See Note 10 “Shareholders’ Equity” and Note 14 appearing in Huntington’s 2020 Annual Report on Form 10-K for further information.
At both June 30, 2021 and December 31, 2020, the parent company had $4.4 billion in cash and cash equivalents.
34 Huntington Bancshares Incorporated

On July 21, 2021, the Board of Directors declared a quarterly common stock cash dividend of $0.15 per common share. The dividend is payable on October 1, 2021, to shareholders of record on September 17, 2021. Based on the current quarterly dividend of $0.15 per common share, cash demands required for common stock dividends are estimated to be approximately $221 million per quarter. On June 9, 2021, the Board of Directors declared a quarterly dividend for the newly created Series I Preferred Stock payable on September 1, 2021 to shareholders of record on August 15, 2021. Additionally, on July 21, 2021, the Board of Directors also declared a quarterly Series B, Series C, Series E, Series F, Series G and Series H Preferred Stock dividend payable on October 15, 2021 to shareholders of record on October 1, 2021. Total cash demands required for Series B, Series C, Series E, Series F, Series G, Series H and Series I are expected to be approximately $30 million per quarter.
During the first six months of 2021, the Bank paid preferred and common dividends of $22 million and $625 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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
We actively monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. Cybersecurity threats have increased, primarily through phishing campaigns.  We are actively monitoring our email gateways for malicious phishing email campaigns.  We have also increased our cybersecurity and fraud monitoring activities through the implementation of specific monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce is now working remotely.
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
2021 2Q Form 10-Q 35

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
The TCF integration is inherently large and complex. Our objective for managing execution risk is to minimize impact to daily operations. We have an established Integration Management Office led by senior management. Responsibilities include central management, reporting, and escalation of key integration deliverables. In addition, a separate Board Committee on Conversions and Integration is in place to assist in the oversight and to monitor the integration activities, risks and progress of the TCF acquisition.
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
36 Huntington Bancshares Incorporated

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 21 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		June 30, 2021	December 31, 2020
Total risk-weighted assets	Consolidated	$126,241	$88,878
	Bank	125,864	88,601
CET I risk-based capital	Consolidated	12,596	8,887
	Bank	13,108	9,438
Tier 1 risk-based capital	Consolidated	15,462	11,083
	Bank	14,292	10,601
Tier 2 risk-based capital	Consolidated	2,407	1,774
	Bank	2,097	1,431
Total risk-based capital	Consolidated	17,869	12,856
	Bank	16,389	12,032
CET I risk-based capital ratio	Consolidated	9.98%	10.00%
	Bank	10.41	10.65
Tier 1 risk-based capital ratio	Consolidated	12.25	12.47
	Bank	11.36	11.97
Total risk-based capital ratio	Consolidated	14.15	14.46
	Bank	13.02	13.58
Tier 1 leverage ratio	Consolidated	11.65	9.32
	Bank	10.84	8.94
(1)    Capital ratios reflect Huntington's election of a five-year transition of CECL on regulatory capital, followed by a three-year transition period. The CECL transition amount includes the impact of Huntington’s adoption of the new CECL accounting standards on January 1, 2020 and 25% for the cumulative change in the reported ACL since adopting CECL, excluding the allowance established at acquisition for purchased credit deteriorated loans.
At June 30, 2021, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The decrease in capital ratios since December 31, 2020 was driven by the balance sheet growth as a result of the TCF acquisition offset by the common stock issued related to the acquisition, net of goodwill and other intangibles. Earnings for the first six-month period of 2021, adjusted for the CECL transition, was largely offset by cash dividends. The change in regulatory Tier 1 risk-based capital and total risk-based capital ratios for the first six-month period of 2021 also reflect the issuance of $500 million of Series H preferred stock in the 2021 first quarter and the issuance of Series I preferred stock in conjunction with the TCF acquisition.
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
Shareholders’ equity totaled $20.5 billion at June 30, 2021, an increase of $7.5 billion or 58% when compared with December 31, 2020.
On February 2, 2021, Huntington issued $500 million of preferred stock. Huntington issued 20,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.50% Series H Non-Cumulative Perpetual Preferred Stock (Preferred H Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).
On June 9, 2021, each share of TCF Financial Corporation 5.70% Series C Non-Cumulative Perpetual Preferred Stock, $0.01 par value per share, outstanding immediately prior to acquisition of TCF Financial Corporation was converted into the right to receive a share of the newly created Huntington 5.70% Series I Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share.
Given the pending acquisition of TCF Financial Corporation, Huntington determined there would be a material change in the firm’s risk profile, financial condition, or corporate structure (as defined in the FRB’s capital rule) and
2021 2Q Form 10-Q 37

resubmitted its capital plan in the second quarter of 2021. The FRB also extended, through June 30, 2021, the time period for the FRB to notify Huntington whether the FRB will recalculate its stress capital buffer (SCB) requirement.
On June 24, 2021, we were notified by the FRB that Huntington’s SCB requirement would not be recalculated and that beginning on July 1, 2021, Huntington was authorized to make capital distributions that are consistent with the requirements in the FRB’s capital rule, inclusive of the final SCB requirement of 2.5% provided to Huntington on August 7, 2020. In addition, the FRB notified us that our preliminary SCB effective for the period October 1, 2021, until September 30, 2022 would remain at 2.5%, which is the minimum under the stress capital buffer framework.
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
Subsequent to quarter end, the Board approved the repurchase of up to $800 million of common shares over the next four quarters. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.
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
Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported acquisition-related net expenses, if any, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
38 Huntington Bancshares Incorporated

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
Net Income (Loss) by Business Segment
Net income (loss) by business segment for the six-month periods ending June 30, 2021 and June 30, 2020 is presented in the following table:

Table 22 - Net Income (Loss) by Business Segment
	Six Months Ended June 30,
(dollar amounts in millions)	2021	2020
Consumer and Business Banking	$105	$165
Commercial Banking	167	(115)
Vehicle Finance	161	9
RBHPCG	37	50
Treasury / Other	47	89
Net income	$517	$198
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including the mark-to-market of interest rate caps), and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity as well as the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain TCF acquisition-related expenses in the current period, certain corporate administrative, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate, although our overall effective tax rate is lower.

2021 2Q Form 10-Q 39

Consumer and Business Banking

Table 23 - Key Performance Indicators for Consumer and Business Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$703	$733	$(30)	(4)%
Provision for credit losses	63	114	(51)	(45)
Noninterest income	477	430	47	11
Noninterest expense	984	840	144	17
Provision for income taxes	28	44	(16)	(36)
Net income	$105	$165	$(60)	(36)%
Number of employees (average full-time equivalent)	8,160	7,871	289	4%
Total average assets	$31,834	$26,815	$5,019	19
Total average loans/leases	28,014	23,486	4,528	19
Total average deposits	67,702	54,077	13,625	25
Net interest margin	2.06%	2.69%	(0.63)%	(23)
NCOs	$41	$56	$(15)	(27)
NCOs as a % of average loans and leases	0.30%	0.47%	(0.17)%	(36)
2021 First Six Months versus 2020 First Six Months
Consumer and Business Banking, including Home Lending, reported net income of $105 million in the first six-month period of 2021, a decrease of $60 million, or 36%, compared to the year-ago period. Segment net interest income decreased $30 million, or 4%, due to decreased spread on deposits and decreased loan margin, partially offset by PPP revenues. The provision for credit losses decreased $51 million, or 45%, primarily due to changes in the forecasted economic outlook compared to the year-ago period, partially offset by the TCF acquisition initial provision for credit losses. Noninterest income increased $47 million, or 11%, primarily due to increased card interchange income as a result of higher debit card usage, mortgage banking income, and higher investment revenue. Noninterest expense increased $144 million, or 17%, mostly due to increased allocated expense and personnel costs as a result of higher levels of production and origination volume as well as the late-quarter TCF acquisition.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $23 million in the first six-month period of 2021, compared with net income of $42 million in the year-ago period. Noninterest income decreased $11 million, driven primarily by higher referral fee income distributed to the branch network and other segments, partially offset by higher salable originations. Noninterest expense increased $24 million due to higher personnel expense as a result of the late-quarter TCF acquisition and higher origination volumes.

40 Huntington Bancshares Incorporated

Commercial Banking

Table 24 - Key Performance Indicators for Commercial Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$457	$472	$(15)	(3)%
Provision for credit losses	143	523	(380)	(73)
Noninterest income	203	170	33	19
Noninterest expense	306	265	41	15
Provision for income taxes	44	(31)	75	242
Net income (loss)	$167	$(115)	$282	245%
Number of employees (average full-time equivalent)	1,424	1,281	143	11%
Total average assets	$34,370	$35,535	$(1,165)	(3)
Total average loans/leases	29,309	27,706	1,603	6
Total average deposits	26,242	22,970	3,272	14
Net interest margin	2.90%	3.14%	(0.24)%	(8)
NCOs	$84	$146	$(62)	(42)
NCOs as a % of average loans and leases	0.57%	1.06%	(0.49)%	(46)
2021 First Six Months versus 2020 First Six Months
Commercial Banking reported net income of $167 million in the first six-month period of 2021, compared to a net loss of $115 million in the year-ago period. The provision for credit losses decreased $380 million, or 73%, primarily due to changes in the forecasted economic outlook compared to the year-ago period, partially offset by the TCF acquisition initial provision for credit losses. Segment net interest income decreased $15 million, or 3%, due to a 24 basis point decrease in net interest margin driven by a sharp decline in the benefit of deposits. Noninterest income increased $33 million, or 19%, reflecting the late-quarter TCF acquisition, largely driven by an increase in commitment and other loan fees including increased loan syndication fees, treasury management related revenue reflecting the impact of lower earnings credit rates on commercial deposit service charges, and an increase in mezzanine gains. Noninterest expense increased $41 million, or 15%, primarily due to personnel expense, reflecting the late-quarter TCF acquisition, largely driven by an increase in salaries and sales incentives, allocated overhead, and outside data processing.

Vehicle Finance

Table 25 - Key Performance Indicators for Vehicle Finance
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$217	$206	$11	5%
Provision (benefit) for credit losses	(53)	131	(184)	(140)
Noninterest income	6	5	1	20
Noninterest expense	72	69	3	4
Provision for income taxes	43	2	41	2,050
Net income	$161	$9	$152	1,689%
Number of employees (average full-time equivalent)	258	267	(9)	(3)%
Total average assets	$19,383	$19,941	$(558)	(3)
Total average loans/leases	19,641	20,064	(423)	(2)
Total average deposits	903	506	397	78
Net interest margin	2.22%	2.05%	0.17%	8
NCOs	$1	$23	$(22)	(96)
NCOs as a % of average loans and leases	0.01%	0.23%	(0.22)%	(96)
2021 2Q Form 10-Q 41

2021 First Six Months versus 2020 First Six Months
Vehicle Finance reported net income of $161 million in the first six-month period of 2021, an increase of $152 million, compared to the year-ago period. The provision for credit losses decreased $184 million due to changes in the forecasted economic outlook as compared to the year ago period. Segment net interest income increased $11 million, or 5%, due to a 17 basis point increase in the net interest margin, partially offset by a 2% decrease in average loan balances. The decrease in average loans and leases balances of $0.4 billion continues to be driven by average commercial balances which were $1 billion lower than a year ago as dealership inventory levels and the resulting floor plan line utilization remain low. Partially offsetting the decline in commercial balances, RV / Marine balances increased $0.7 billion year over year, reflecting strong production levels over the past year. Noninterest income was comparable to year ago while the increase in noninterest expense was largely attributable to higher production related costs.

Regional Banking and The Huntington Private Client Group

Table 26 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$70	$83	$(13)	(16)%
Provision (benefit) for credit losses	(2)	—	(2)	(100)
Noninterest income	107	105	2	2
Noninterest expense	132	124	8	6
Provision for income taxes	10	14	(4)	(29)
Net income	$37	$50	$(13)	(26)%
Number of employees (average full-time equivalent)	1,018	1,027	(9)	(1)%
Total average assets	$6,958	$6,744	$214	3
Total average loans/leases	6,705	6,457	248	4
Total average deposits	7,313	6,333	980	15
Net interest margin	1.89%	2.53%	(0.64)%	(25)
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	—%	—%	—
Total assets under management (in billions)—eop	$24.0	$17.4	$6.6	38
Total trust assets (in billions)—eop	146.7	127.4	19.3	15
eop - End of Period.
2021 First Six Months versus 2020 First Six Months
RBHPCG reported net income of $37 million for the first six-month period of 2021, a decrease of $13 million, or 26%, compared to the year-ago period. Results were impacted by the late-quarter TCF acquisition. Segment net interest income decreased $13 million, or 16%, due to a 64 basis point decrease in net interest margin, reflecting both lower deposit and loan spreads. Average loans and leases increased $0.2 billion, or 4%, primarily due to residential real estate mortgage loans, and average deposits increased $1.0 billion, or 15%, primarily related to higher customer liquidity levels. Noninterest income increased $2 million, or 2%. The comparable period in 2020 included the sale of Retirement Plan Services recordkeeping and administrative services. Total trust assets increased 38% due to positive net asset flows and equity markets. Noninterest expense increased $8 million primarily due to decreased origination rates and higher personnel expense as a result of higher incentives in the Wealth business, partially offset by lower discretionary expense and continued cost controls.
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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and our business, results of operations, and financial condition; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the possibility that the anticipated benefits of the transaction with TCF are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Huntington does business; the possibility that the proposed branch divestiture will not close when expected or at all because required regulatory approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; the possibility that the branch divestiture may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the branch divestiture; and other factors that may affect the future results of Huntington.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. Huntington does not assume any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
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
2021 2Q Form 10-Q 43

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
Risk Factors
More information on risk can be found in Item 1A Risk Factors below and in the Risk Factors section included in Item 1A of our 2020 Annual Report on Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed in our 2020 Annual Report on Form 10-K.
Allowance for Credit Losses
Our ACL at June 30, 2021 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
One of the most significant judgments influencing the ACL estimate is the macro-economic forecasts. Key external economic parameters that directly impact our loss modeling framework include forecasted footprint unemployment rates and Gross Domestic Product. Changes in the economic forecasts could significantly affect the estimated credit losses, which could potentially lead to materially different allowance levels from one reporting period to the next.
Given the dynamic relationship between macro-economic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a
44 Huntington Bancshares Incorporated

probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate.
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections and COVID-19 deaths being significantly above the baseline projections, leading to a much slower re-opening of the economy. Under this scenario, as an example, the unemployment rate remains elevated for a prolonged period and is estimated to remain at 7.3% and 6.5% at the end of 2022 and 2023, respectively. These numbers represent 3.8% and 3% higher unemployment estimates than baseline scenario projections of 3.5% and 3.5%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at June 30, 2021, management calculated the difference between our quantitative ACL and a 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.1 billion at June 30, 2021.
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
Acquisition Method of Accounting
The acquisition method of accounting requires that acquired assets and liabilities in a business combination are recorded at their fair values as of the date of acquisition. This method often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Acquisition-related restructuring costs are expensed as incurred. The acquisition method of accounting does allow for a measurement period to make adjustments to acquisition accounting for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 2 “Acquisition of TCF Financial Corporation” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis, including securities, and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of
2021 2Q Form 10-Q 45

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
In addition to the above mentioned on-going fair value measurements, fair value is also used for recording business combinations and measuring other non-recurring financial assets and liabilities. At June 9, 2021, approximately $46 billion of our assets and $43 billion of our liabilities were recorded at fair value as a result of applying the acquisition method of accounting.
The fair value hierarchy requires use of observable inputs first and subsequently unobservable inputs when observable inputs are not available. Our fair value measurements involve various valuation techniques and models, which involve inputs that are observable (Level 1 or Level 2 in fair value hierarchy), when available. The level of judgment required to determine fair value is dependent on the methods or techniques used in the process. Assets and liabilities that are measured at fair value using quoted prices in active markets (Level 1) do not require significant judgment while the valuation of assets and liabilities when quoted market prices are not available (Levels 2 and 3) may require significant judgment to assess whether observable or unobservable inputs for those assets and liabilities provide reasonable determination of fair value. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 13 “Fair Values of Assets and Liabilities” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Goodwill and Other Intangible Assets
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
46 Huntington Bancshares Incorporated

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollar amounts in millions)	2021	2020
Assets
Cash and due from banks	$1,479	$1,319
Interest-bearing deposits at Federal Reserve Bank	11,776	5,276
Interest-bearing deposits in banks	671	117
Trading account securities	93	62
Available-for-sale securities	22,915	16,485
Held-to-maturity securities	11,415	8,861
Other securities	692	418
Loans held for sale (includes $1,141 and $1,198 respectively, measured at fair value)(1)	1,391	1,275
Loans and leases (includes $131 and $94 respectively, measured at fair value)(1)	111,905	81,608
Allowance for loan and lease losses	(2,218)	(1,814)
Net loans and leases	109,687	79,794
Bank owned life insurance	2,763	2,577
Premises and equipment	1,128	757
Goodwill	5,316	1,990
Servicing rights and other intangible assets	619	428
Other assets	5,227	3,679
Total assets	$175,172	$123,038
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing (includes $488 at June 30, 2021 classified as held-for-sale)	$45,249	$28,553
Interest-bearing (includes $439 at June 30, 2021 classified as held-for-sale)	97,556	70,395
Total deposits	142,805	98,948
Short-term borrowings	391	183
Long-term debt	7,342	8,352
Other liabilities	4,103	2,562
Total liabilities	154,641	110,045
Commitments and Contingent Liabilities (Note 16)
Shareholders’ equity
Preferred stock	2,851	2,191
Common stock	15	10
Capital surplus	15,830	8,781
Less treasury shares, at cost	(105)	(59)
Accumulated other comprehensive (loss) gain	(19)	192
Retained earnings	1,939	1,878
Total Huntington Bancshares Inc shareholders’ equity	20,511	12,993
Non-controlling interest	20	—
Total equity	20,531	12,993
Total liabilities and shareholders’ equity	$175,172	$123,038
Common shares authorized (par value of $0.01)	2,250,000,000	1,500,000,000
Common shares outstanding	1,476,557,426	1,017,196,776
Treasury shares outstanding	8,056,484	5,062,054
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	1,257,500	750,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 13 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements
2021 2Q Form 10-Q 47

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2021	2020	2021	2020
Interest and fee income:
Loans and leases	$806	$754	$1,558	$1,563
Available-for-sale securities
Taxable	67	64	116	141
Tax-exempt	13	15	26	33
Held-to-maturity securities—taxable	35	59	77	117
Other securities—taxable	2	1	4	3
Other	12	9	23	20
Total interest income	935	902	1,804	1,877
Interest expense:
Deposits	12	46	23	151
Short-term borrowings	—	1	—	13
Long-term debt	85	63	(29)	131
Total interest expense	97	110	(6)	295
Net interest income	838	792	1,810	1,582
Provision for credit losses	211	327	151	768
Net interest income after provision for credit losses	627	465	1,659	814
Mortgage banking income	67	96	167	154
Service charges on deposit accounts	88	60	157	148
Card and payment processing income	80	59	145	117
Trust and investment management services	56	45	108	92
Leasing revenue	12	7	16	10
Capital markets fees	35	31	64	64
Insurance income	25	25	52	48
Bank owned life insurance income	16	17	32	32
Gain on sale of loans	3	8	6	17
Net gains (losses) on sales of securities	10	(1)	10	(1)
Other noninterest income	52	44	82	71
Total noninterest income	444	391	839	752
Personnel costs	592	418	1,060	814
Outside data processing and other services	162	90	277	175
Equipment	55	46	101	87
Net occupancy	72	39	114	79
Lease financing equipment depreciation	5	1	5	1
Professional services	48	11	65	22
Amortization of intangibles	11	10	21	21
Marketing	15	5	29	14
Deposit and other insurance expense	8	9	16	18
Other noninterest expense	104	46	177	96
Total noninterest expense	1,072	675	1,865	1,327
(Loss) income before income taxes	(1)	181	633	239
Provision for income taxes	14	31	116	41
(Loss) income after income taxes	(15)	150	517	198
Income attributable to non-controlling interest	—	—	—	—
Net (loss) income attributable to Huntington Bancshares Inc	(15)	150	517	198
Dividends on preferred shares	43	19	74	37
Net (loss) income applicable to common shares	$(58)	$131	$443	$161
Average common shares—basic	1,125,039	1,016,259	1,071,276	1,016,951
Average common shares—diluted	1,125,039	1,028,683	1,094,474	1,031,629
Per common share:
Net (loss) income—basic	$(0.05)	$0.13	$0.41	$0.16
Net (loss) income—diluted	(0.05)	0.13	0.40	0.16

See Notes to Unaudited Condensed Consolidated Financial Statements
48 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2021	2020	2021	2020
Net (loss) income attributable to Huntington Bancshares Inc	$(15)	$150	$517	$198
Net unrealized gains (losses) on available-for-sale securities	78	62	(138)	235
Change in fair value related to cash flow hedges	(39)	11	(73)	319
Translation adjustments, net of hedges	(6)	—	(6)	—
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	4	(10)	6	(8)
Other comprehensive income (loss), net of tax	37	63	(211)	546
Comprehensive income	$22	$213	$306	$744
See Notes to Unaudited Condensed Consolidated Financial Statements
2021 2Q Form 10-Q 49

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings		Non-controlling	Total
	Amount	Shares	Amount		Shares	Amount			Total	interest	Equity
Three Months Ended June 30, 2021
Balance, beginning of period	$2,676	1,023,094	$10	$8,806	(5,041)	$(59)	$(56)	$2,223	$13,600	$—	$13,600
Net loss								(15)	(15)	—	(15)
Other comprehensive income, net of tax							37		37		37
TCF Financial Corp acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I preferred stock	175			10					185		185
Net proceeds from issuance of Preferred Stock	—								—		—
Cash dividends declared:
Common ($0.15 per share)								(224)	(224)		(224)
Preferred								(43)	(43)		(43)
Recognition of the fair value of share-based compensation				38					38		38
Other share-based compensation activity		3,349	—	(17)				—	(17)		(17)
Other				—	(3,015)	(9)		(2)	(11)	20	9
Balance, end of period	$2,851	1,484,614	$15	$15,830	(8,056)	$(105)	$(19)	$1,939	$20,511	$20	$20,531

Three Months Ended June 30, 2020
Balance, beginning of period	$1,203	1,018,752	$10	$8,728	(4,534)	$(56)	$227	$1,657	$11,769	$—	$11,769
Net income								150	150	—	150
Other comprehensive income, net of tax							63		63		63
Net proceeds from issuance of preferred stock	494								494		494
Cash dividends declared:
Common ($0.15 per share)								(155)	(155)		(155)
Preferred								(19)	(19)		(19)
Recognition of the fair value of share-based compensation				25					25		25
Other share-based compensation activity		3,557	—	(10)				—	(10)		(10)
Other					(465)	(3)			(3)		(3)
Balance, end of period	$1,697	1,022,309	$10	$8,743	(4,999)	$(59)	$290	$1,633	$12,314	$—	$12,314
See Notes to Unaudited Condensed Consolidated Financial Statements
50 Huntington Bancshares Incorporated

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings		Non-controlling
	Amount	Shares	Amount		Shares	Amount			Total	interest	Total
Six Months Ended June 30, 2021
Balance, beginning of period	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								517	517	—	517
Other comprehensive income (loss), net of tax							(211)		(211)		(211)
TCF Financial Corp acquisition:									—
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I preferred stock	175			10					185		185
Net proceeds from issuance of preferred stock	485								485		485
Cash dividends declared:
Common ($0.30 per share)								(380)	(380)		(380)
Preferred								(74)	(74)		(74)
Recognition of the fair value of share-based compensation				66					66		66
Other share-based compensation activity		4,185	—	(20)				—	(20)		(20)
Other				—	(2,994)	(9)	—	(2)	(11)	20	9
Balance, end of period	$2,851	1,484,614	$15	$15,830	(8,056)	$(105)	$(19)	$1,939	$20,511	$20	$20,531

Six Months Ended June 30, 2020
Balance, beginning of period	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795	$—	$11,795
Cumulative-effect of change in accounting principle, net of tax								(306)	(306)		(306)
Net income								198	198	—	198
Other comprehensive income (loss), net of tax							546		546		546
Net proceeds from issuance of preferred stock	494								494		494
Repurchases of common stock		(7,088)		(88)					(88)		(88)
Cash dividends declared:
Common ($0.30 per share)								(310)	(310)		(310)
Preferred								(37)	(37)		(37)
Recognition of the fair value of share-based compensation				40					40		40
Other share-based compensation activity		4,856	—	(15)				—	(15)		(15)
Other				—	(462)	(3)			(3)		(3)
Balance, end of period	$1,697	1,022,309	$10	$8,743	(4,999)	$(59)	$290	$1,633	$12,314	$—	$12,314

See Notes to Unaudited Condensed Consolidated Financial Statements
2021 2Q Form 10-Q 51

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in millions)	2021	2020
Operating activities
Net income	$517	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	151	768
Depreciation and amortization	274	178
Share-based compensation expense	66	40
Deferred income tax expense (benefit)	34	(66)
Net change in:
Trading account securities	(31)	54
Loans held for sale	50	(181)
Other assets	(416)	(1,032)
Other liabilities	261	755
Other, net	82	(4)
Net cash provided by operating activities	988	710
Investing activities
Change in interest bearing deposits in banks	415	(27)
Net cash received from business combination	466	—
Proceeds from:
Maturities and calls of available-for-sale securities	3,683	1,947
Maturities and calls of held-to-maturity securities	1,995	1,173
Maturities and calls of other securities	—	65
Sales of available-for-sale securities	5,838	390
Purchases of available-for-sale securities	(10,285)	(2,744)
Purchases of held-to-maturity securities	(1,547)	—
Purchases of other securities	—	(62)
Net proceeds from sales of portfolio loans and leases	334	416
Principal payments received under direct finance and sales-type leases	408	346
Net loan and lease activity, excluding sales and purchases	3,153	(5,443)
Purchases of premises and equipment	(99)	(49)
Purchases of loans and leases	(493)	(402)
Other, net	118	21
Net cash provided by (used in) investing activities	3,986	(4,369)
Financing activities
Increase in deposits	5,194	11,344
Decrease in short-term borrowings	(1,152)	(2,293)
Net proceeds from issuance of long-term debt	59	1,321
Maturity/redemption of long-term debt	(2,526)	(1,634)
Dividends paid on preferred stock	(66)	(37)
Dividends paid on common stock	(308)	(307)
Repurchases of common stock	—	(88)
Net proceeds from issuance of preferred stock	485	494
Other, net	—	(18)
Net cash provided by financing activities	1,686	8,782
Increase in cash and cash equivalents	6,660	5,123
Cash and cash equivalents at beginning of period	6,595	1,170
Cash and cash equivalents at end of period	$13,255	$6,293
52 Huntington Bancshares Incorporated

	Six Months Ended June 30,
(dollar amounts in millions)	2021	2020
Supplemental disclosures:
Interest paid	$87	$297
Income taxes paid	200	10
Non-cash activities
Loans transferred to held-for-sale from portfolio	190	589
Loans transferred to portfolio from held-for-sale	60	23
Transfer of securities from available-for-sale to held-to-maturity	3,007	1,520
Business Combination
Fair value of tangible assets acquired	46,256	—
Goodwill and other intangible assets	3,483	—
Liabilities assumed	42,534	—
Preferred stock issued in business combination	185	—
Common Stock issued in business combination	6,998	—
See Notes to Unaudited Condensed Consolidated Financial Statements

2021 2Q Form 10-Q 53

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2020 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
54 Huntington Bancshares Incorporated

2. ACQUISITION OF TCF FINANCIAL CORPORATION
On June 9, 2021, Huntington closed the acquisition of TCF Financial Corporation in an all-stock transaction valued at $7.2 billion. TCF was a financial holding company headquartered in Detroit, Michigan with operations across the Midwest. The acquisition added depth in existing markets and new markets for expansion and brings complimentary businesses together to drive synergies and growth.
Under the terms of the agreement, TCF shareholders received 3.0028 shares of Huntington common stock for each share of TCF common stock. Holders of TCF common stock also received cash in lieu of fractional shares. In addition, each outstanding share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock of TCF was converted into one share of a newly created series of preferred stock of Huntington, Series I Preferred Stock.
The acquisition of TCF has been accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at June 9, 2021. Due to the timing of the transaction closing date and Huntington’s quarterly report on Form 10-Q, these estimated fair values are considered preliminary as of June 30, 2021, and subject to adjustment for up to one year after June 9, 2021. While we believe that the information available on June 9, 2021 provided a reasonable basis for estimating fair value, we expect that we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, deferred tax assets and liabilities and certain other assets and other liabilities.

2021 2Q Form 10-Q 55

The following table provides a preliminary allocation of consideration paid for the fair value of assets acquired and liabilities and equity assumed from TCF as of June 9, 2021.

	TCF
(dollar amounts in millions)	UPB	Fair Value
Assets acquired:
Cash and due from banks		$466
Interest-bearing deposits at Federal Reserve Bank		719
Interest-bearing deposits in banks		312
Available-for-sale securities		8,900
Other securities		358
Loans held for sale		363
Loans and leases:
Commercial:
Commercial and industrial	$12,726	12,441
Commercial real estate	8,125	7,869
Lease financing	2,929	2,912
Total commercial	23,780	23,222
Consumer:
Automobile	322	317
Residential mortgage	6,267	6,273
Home equity	2,644	2,607
RV and marine	581	570
Other consumer	179	167
Total consumer	9,993	9,934
Total loans and leases	$33,773	33,156
Bank owned life insurance		181
Premises and equipment		360
Core deposit intangible		92
Other intangible assets		6
Servicing rights		59
Servicing rights and other intangible assets		157
Other assets		1,441
Total assets acquired		46,413
Liabilities and equity assumed:
Deposits		38,663
Short-term borrowings		1,306
Long-term debt		1,516
Other liabilities		1,049
Total liabilities		42,534
Non-controlling interest		22
Net assets acquired		$3,857

Consideration:
Fair value of common stock issued		$6,998
Fair value of preferred stock exchange		185
Total consideration		$7,183
Goodwill		$3,326
In connection with the acquisition, the Company recorded approximately $3.3 billion of goodwill. The goodwill was the result of expected synergies, operational efficiencies and other factors. Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 7 “Goodwill and Other Intangible Assets” of the Notes to Unaudited Condensed Consolidated Financial Statements.
56 Huntington Bancshares Incorporated

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and due from banks and interest-bearing deposits in banks: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
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
Loans and leases: Fair values for loans and leases were based on a discounted cash flow methodology that considered factors including the type of loan and lease and related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans and leases were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans and leases are based on current market rates for new originations of comparable loans and leases and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.
CDI: This intangible asset represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.
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
Premises and equipment: The fair values of premises were based on a market approach, with Huntington obtaining third-party appraisals and broker opinions of value for land, office and branch space.
Servicing rights: Servicing rights are valued using an option-adjusted spread valuation model to project cash flows over multiple interest rate scenarios which are then discounted at risk-adjusted rates. The model considers portfolio characteristics, prepayment rates, delinquency rates, contractually specified servicing fees, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry benchmarks, recent market activity, historical portfolio experience and, when available, other observable market data.
PCD loans and leases
Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the TCF acquisition with credit deterioration at acquisition:

(dollar amounts in millions)	Commercial	Consumer	Total
Par value (UPB)	$7,931	$1,333	$9,264
ALLL at acquisition	(374)	(58)	(432)
Non-credit (discount)	(219)	(68)	(287)
Fair value	$7,338	$1,207	$8,545
Huntington's operating results for the quarter and year-to-date periods ended June 30, 2021 include the operating results of the acquired assets and assumed liabilities of TCF Financial Corporation subsequent to the acquisition on June 9, 2021. Due to the various conversions of TCF systems during the second quarter 2021, as well
2021 2Q Form 10-Q 57

as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former TCF operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
The following table presents unaudited pro forma information as if the acquisition of TCF had occurred on January 1, 2020 under the “Unaudited Pro Forma” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2020. Pro forma results include Huntington acquisition-related expenses which primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses totaling $269 million and $290 million for the three and six-months ended June 30, 2021, respectively. Pro forma results also include adjustments for the elimination of TCF’s accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, deposits and long-term debt, elimination of TCF's intangible amortization expense, and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired TCF on January 1, 2020. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma for
	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in millions)	2021	2020	2021	2020
Net interest income	$1,120	$1,184	$2,482	$2,381
Noninterest income	529	529	1,062	1,032
Net income attributable to Huntington Bancshares Inc	235	189	901	69
Branch divestiture: On May 25, 2021, Huntington and TCF announced that, in conjunction with the acquisition, Huntington will sell 14 acquired branches and certain related assets and deposit liabilities to Horizon Bank. The sale is in connection with an agreement reached with the U.S. Department of Justice in order to resolve its competitive concerns about Huntington’s acquisition of TCF. Total deposits and loans to be divested to Horizon Bank for the transaction totaled approximately $927 million and $275 million, respectively, as of June 30, 2021, with the actual amount to be transferred determined as of the date the transaction closes. These amounts are included in deposits and loans held for sale, respectively, in the Unaudited Condensed Consolidated Balance Sheets. The transaction is expected to close by the end of the 2021 third quarter, subject to regulatory approval and other customary closing conditions.
58 Huntington Bancshares Incorporated

3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at June 30, 2021 and December 31, 2020:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
June 30, 2021
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	2,576	81	(8)	2,649
Residential MBS	13,219	52	(74)	13,197
Commercial MBS	1,377	15	(24)	1,368
Other agencies	283	1	—	284
Total U.S. Treasury, federal agency and other agency securities	17,460	149	(106)	17,503
Municipal securities	3,589	89	(17)	3,661
Private-label CMO	142	—	—	142
Asset-backed securities	298	4	(1)	301
Corporate debt	1,309	8	(13)	1,304
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$22,802	$250	$(137)	$22,915

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,228	$65	$—	$2,293
Residential MBS	6,259	61	(12)	6,308
Commercial MBS	2,705	102	—	2,807
Other agencies	220	10	—	230
Total federal agency and other agency securities	11,412	238	(12)	11,638
Municipal securities	3	—	—	3
Total held-to-maturity securities	$11,415	$238	$(12)	$11,641

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$201	$—	$—	$201
Federal Reserve Bank stock	425	—	—	425
Other securities, at fair value
Mutual funds	42	—	—	42
Equity securities	24	—	—	24
Total other securities	$692	$—	$—	$692
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within other assets on the Consolidated Balance Sheets. At June 30, 2021, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $48 million and $25 million, respectively.
2021 2Q Form 10-Q 59

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
60 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity at June 30, 2021 and December 31, 2020. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2021		December 31, 2020
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$389	$384	$308	$304
After 1 year through 5 years	1,590	1,597	1,145	1,154
After 5 years through 10 years	2,583	2,624	1,607	1,654
After 10 years	18,240	18,310	13,115	13,373
Total available-for-sale securities	$22,802	$22,915	$16,175	$16,485

Held-to-maturity securities:
After 1 year through 5 years	$500	$507	$160	$169
After 5 years through 10 years	98	103	131	138
After 10 years	10,817	11,031	8,570	8,948
Total held-to-maturity securities	$11,415	$11,641	$8,861	$9,255
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at June 30, 2021 and December 31, 2020:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	321	(8)	—	—	321	(8)
Residential MBS	8,170	(74)	—	—	8,170	(74)
Commercial MBS	671	(24)	—	—	671	(24)
Other agencies	207	—	—	—	207	—
Total federal agency and other agency securities	9,369	(106)	—	—	9,369	(106)
Municipal securities	218	(5)	427	(12)	645	(17)
Private-label CMO	28	—	—	—	28	—
Asset-backed securities	75	(1)	8	—	83	(1)
Corporate debt	643	(13)	—	—	643	(13)
Total temporarily impaired available-for-sale securities	$10,333	$(125)	$435	$(12)	$10,768	$(137)

Held-to-maturity securities:
Federal agencies:
Residential MBS	$1,408	$(12)	$—	$—	$1,408	$(12)
Total federal agency and other agency securities	1,408	(12)	—	—	1,408	(12)
Total temporarily impaired held-to-maturity securities	$1,408	$(12)	$—	$—	$1,408	$(12)
2021 2Q Form 10-Q 61

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$302	$(5)	$—	$—	$302	$(5)
Residential MBS	1,633	(5)	—	—	1,633	(5)
Commercial MBS	321	(9)	—	—	321	(9)
Total federal agency and other agency securities	2,256	(19)	—	—	2,256	(19)
Municipal securities	110	(3)	490	(12)	600	(15)
Private-label CMO	—	—	—	—	—	—
Asset-backed securities	15	—	—	—	15	—
Corporate debt	51	—	—	—	51	—
Total temporarily impaired available-for-sale securities	$2,432	$(22)	$490	$(12)	$2,922	$(34)
During the 2021 second quarter, Huntington transferred $3.0 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $2 million of unrealized gains attributed to these securities. This gain will be amortized into interest income over the remaining life of the securities.
At June 30, 2021 and December 31, 2020, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $19.9 billion and $14.4 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2021 or December 31, 2020. At June 30, 2021, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at June 30, 2021.
AFS Securities Impairment/HTM Securities Allowance for Credit Losses
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment is recorded with respect to securities as of June 30, 2021 and December 31, 2020.
62 Huntington Bancshares Incorporated

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2021 and December 31, 2020.

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$41,900	$33,151
Commercial real estate	14,774	7,199
Lease financing	5,027	2,222
Total commercial loan and lease portfolio	61,701	42,572
Consumer loan portfolio:
Automobile	13,174	12,778
Residential mortgage	18,729	12,141
Home equity	11,317	8,894
RV and marine	4,960	4,190
Other consumer	2,024	1,033
Total consumer loan portfolio	50,204	39,036
Total loans and leases (1) (2)	111,905	81,608
Allowance for loan and lease losses	(2,218)	(1,814)
Net loans and leases	$109,687	$79,794
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net (discount) premium of $(184) million and $171 million at June 30, 2021 and December 31, 2020, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at June 30, 2021,was $157 million and $145 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2020, was $146 million and $123 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in other assets within the Condensed Consolidated Balance Sheets.
Lease Financing
Huntington leases equipment to customers, and substantially all such arrangements are classified as either sales-type or direct financing leases, which are included in commercial loans and leases. These leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, and any initial direct costs incurred to originate these leases.
Huntington assesses net investments in leases (including residual values) for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. As such, net investments in leases may be reduced by an ACL, with changes recognized as provision expense.
The following table presents net investments in lease financing receivables by category at June 30, 2021 and December 31, 2020.

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Lease payments receivable	$4,680	$1,737
Estimated residual value of leased assets	771	664
Gross investment in lease financing receivables	5,451	2,401
Deferred origination costs	21	21
Deferred fees, unearned income and other	(445)	(200)
Total lease financing receivables	$5,027	$2,222
The carrying value of residual values guaranteed was $448 million and $93 million as of June 30, 2021 and December 31, 2020, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at June 30, 2021, totaled $4.7 billion and were due as follows: $0.8 billion in 2021, $0.8 billion in 2022, $0.8 billion in 2023, $0.9 billion in 2024, $0.7 billion in 2025, and $0.7 billion thereafter. Interest income recognized for these types of leases was $56 million and $28 million for the three-month periods ended June 30, 2021 and 2020, respectively. For the six-month periods ended June 30, 2021 and 2020, interest income recognized was $81 million and $55 million, respectively.
2021 2Q Form 10-Q 63

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by loan class at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$157	$591	$69	$349
Commercial real estate	—	83	8	15
Lease financing	3	74	—	4
Automobile	—	3	—	4
Residential mortgage	—	130	—	88
Home equity	—	91	—	70
RV and marine	—	5	—	2
Other consumer	—	—	—	—
Total nonaccrual loans	$160	$977	$77	$532
The following table presents an aging analysis of loans and leases, by loan class at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$75	$33	$92	$200	$41,700	$—	$41,900	$1
Commercial real estate	24	6	22	52	14,722	—	14,774	—
Lease financing	34	18	22	74	4,953	—	5,027	14	(3)
Automobile	53	12	6	71	13,103	—	13,174	4
Residential mortgage	105	31	195	331	18,268	130	18,729	117	(4)
Home equity	40	16	65	121	11,195	1	11,317	9
RV and marine	10	2	2	14	4,946	—	4,960	1
Other consumer	7	3	2	12	2,012	—	2,024	2
Total loans and leases	$348	$121	$406	$875	$110,899	$131	$111,905	$148

	December 31, 2020
	Past Due (1)(2)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$38	$33	$82	$153	$32,998	$—	$33,151	$—
Commercial real estate	—	1	11	12	7,187	—	7,199	—
Lease financing	22	5	13	40	2,182	—	2,222	10	(3)
Automobile	84	22	12	118	12,660	—	12,778	9
Residential mortgage	114	38	194	346	11,702	93	12,141	132	(4)
Home equity	35	15	61	111	8,782	1	8,894	14
RV and marine	17	3	3	23	4,167	—	4,190	3
Other consumer	9	4	3	16	1,017	—	1,033	3
Total loans and leases	$319	$121	$379	$819	$80,695	$94	$81,608	$171
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
64 Huntington Bancshares Incorporated

Credit Quality Indicators
See Note 5 “Loans/Leases” to the Consolidated Financial Statements appearing in Huntington’s 2020 Annual Report on Form 10-K for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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
2021 2Q Form 10-Q 65

The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at June 30, 2021 and December 31, 2020 respectively:

	As of June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$9,173	$8,710	$4,979	$2,692	$1,400	$1,601	$10,720	$3	$39,278
OLEM	161	197	174	133	57	78	157	—	957
Substandard	148	190	218	239	190	210	467	—	1,662
Doubtful	1	—	—	1	—	1	—	—	3
Total Commercial and industrial	$9,483	$9,097	$5,371	$3,065	$1,647	$1,890	$11,344	$3	$41,900
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,445	$3,083	$3,331	$2,207	$1,069	$1,518	$507	$—	$13,160
OLEM	158	216	163	130	99	63	1	—	830
Substandard	119	154	202	60	115	100	34	—	784
Total Commercial real estate	$1,722	$3,453	$3,696	$2,397	$1,283	$1,681	$542	$—	$14,774
Lease financing
Credit Quality Indicator (1):
Pass	$949	$1,830	$1,016	$588	$338	$224	$—	$—	$4,945
OLEM	6	6	7	4	6	1	—	—	30
Substandard	2	14	20	1	5	10	—	—	52
Total Lease financing	$957	$1,850	$1,043	$593	$349	$235	$—	$—	$5,027
Automobile
Credit Quality Indicator (2):
750+	$1,525	$2,319	$1,779	$929	$555	$223	$—	$—	$7,330
650-749	1,245	1,669	1,013	547	266	121	—	—	4,861
<650	154	267	220	172	106	64	—	—	983
Total Automobile	$2,924	$4,255	$3,012	$1,648	$927	$408	$—	$—	$13,174
Residential mortgage
Credit Quality Indicator (2):
750+	$2,984	$4,680	$1,477	$840	$969	$2,431	$—	$—	$13,381
650-749	958	1,052	462	344	307	1,098	—	—	4,221
<650	22	57	107	133	111	567	—	—	997
Total Residential mortgage	$3,964	$5,789	$2,046	$1,317	$1,387	$4,096	$—	$—	$18,599
Home equity
Credit Quality Indicator (2):
750+	$486	$861	$125	$85	$67	$522	$4,957	$201	$7,304
650-749	112	177	112	70	46	260	2,392	173	3,342
<650	2	8	33	32	27	128	347	93	670
Total Home equity	$600	$1,046	$270	$187	$140	$910	$7,696	$467	$11,316
RV and marine
Credit Quality Indicator (2):
750+	$716	$1,051	$542	$571	$330	$401	$—	$—	$3,611
650-749	190	336	207	184	132	190	—	—	1,239
<650	1	11	17	23	21	37	—	—	110
Total RV and marine	$907	$1,398	$766	$778	$483	$628	$—	$—	$4,960
Other consumer
Credit Quality Indicator (2):
750+	$341	$206	$223	$83	$33	$67	$530	$2	$1,485
650-749	43	36	55	17	7	10	281	26	475
<650	—	3	8	3	2	3	25	20	64
Total Other consumer	$384	$245	$286	$103	$42	$80	$836	$48	$2,024
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
66 Huntington Bancshares Incorporated

	As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$12,599	$4,161	$2,537	$1,192	$837	$815	$8,894	$2	$31,037
OLEM	415	112	65	24	32	22	124	—	794
Substandard	195	125	181	203	41	147	423	—	1,315
Doubtful	2	—	1	—	—	1	1	—	5
Total Commercial and industrial	$13,211	$4,398	$2,784	$1,419	$910	$985	$9,442	$2	$33,151
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,742	$1,610	$1,122	$507	$507	$539	$633	$—	$6,660
OLEM	94	78	63	37	28	14	4	—	318
Substandard	27	46	10	29	58	14	36	—	220
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial real estate	$1,863	$1,734	$1,195	$573	$593	$568	$673	$—	$7,199
Lease financing
Credit Quality Indicator (1):
Pass	$1,158	$364	$221	$155	$137	$101	$—	$—	$2,136
OLEM	6	4	4	6	1	—	—	—	21
Substandard	1	19	7	21	5	12	—	—	65
Total Lease financing	$1,165	$387	$232	$182	$143	$113	$—	$—	$2,222
Automobile
Credit Quality Indicator (2):
750+	$2,670	$2,013	$1,144	$742	$317	$81	$—	$—	$6,967
650-749	1,965	1,343	755	386	175	52	—	—	4,676
<650	312	301	244	157	84	37	—	—	1,135
Total Automobile	$4,947	$3,657	$2,143	$1,285	$576	$170	$—	$—	$12,778
Residential mortgage
Credit Quality Indicator (2):
750+	$3,269	$1,370	$891	$1,064	$762	$1,243	$1	$—	$8,600
650-749	991	435	307	278	171	495	—	—	2,677
<650	34	89	111	108	81	348	—	—	771
Total Residential mortgage	$4,294	$1,894	$1,309	$1,450	$1,014	$2,086	$1	$—	$12,048
Home equity
Credit Quality Indicator (2):
750+	$793	$26	$26	$32	$89	$451	$4,373	$192	$5,982
650-749	147	9	8	11	27	157	1,906	181	2,446
<650	1	1	1	1	6	70	286	99	465
Total Home equity	$941	$36	$35	$44	$122	$678	$6,565	$472	$8,893
RV and marine
Credit Quality Indicator (2):
750+	$1,136	$525	$589	$337	$153	$254	$—	$—	$2,994
650-749	348	215	201	136	64	129	—	—	1,093
<650	4	15	21	22	12	29	—	—	103
Total RV and marine	$1,488	$755	$811	$495	$229	$412	$—	$—	$4,190
Other consumer
Credit Quality Indicator (2):
750+	$69	$58	$26	$8	$4	$14	$340	$2	$521
650-749	36	56	17	5	2	3	294	30	443
<650	2	8	3	1	—	1	26	28	69
Total Other consumer	$107	$122	$46	$14	$6	$18	$660	$60	$1,033
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.

2021 2Q Form 10-Q 67

TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided would not otherwise be considered. However, not all loan modifications are TDRs. See Note 5 “Loans / Leases” to the Consolidated Financial Statements appearing in Huntington’s 2020 Annual Report on Form 10-K for an additional discussion of TDRs.
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2021 and 2020.

	New Troubled Debt Restructurings (1)
	Three Months Ended June 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	25	$15	$14	$—	$—	$29
Automobile	514	—	3	1	—	4
Residential mortgage	72	—	11	1	—	12
Home equity	51	—	1	1	—	2
RV and marine	35	1	—	—	—	1
Other consumer	68	—	—	—	—	—
Total new TDRs	765	$16	$29	$3	$—	$48

	Three Months Ended June 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	98	$—	$26	$—	$52	$78
Commercial real estate	2	—	1	—	—	1
Automobile	1,058	—	14	2	—	16
Residential mortgage	105	—	12	2	—	14
Home equity	63	—	2	1	—	3
RV and marine	68	—	3	—	—	3
Other consumer	142	1	—	—	—	1
Total new TDRs	1,536	$1	$58	$5	$52	$116
68 Huntington Bancshares Incorporated

	New Troubled Debt Restructurings (1)
	Six Months Ended June 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	37	$15	$19	$—	$—	$34
Automobile	1,416	—	10	2	—	12
Residential mortgage	158	—	24	2	—	26
Home equity	113	—	2	3	—	5
RV and marine finance	84	1	1	—	—	2
Other consumer	165	—	—	—	1	1
Total new TDRs	1,973	$16	$56	$7	$1	$80

	Six Months Ended June 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	238	$—	$88	$—	$58	$146
Commercial real estate	9	—	3	—	—	3
Automobile	1,856	—	20	4	—	24
Residential mortgage	206	—	21	4	—	25
Home equity	126	—	3	3	—	6
RV and marine finance	96	—	4	—	—	4
Other consumer	391	2	—	—	—	2
Total new TDRs	2,922	$2	$139	$11	$58	$210

(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of June 30, 2021 and December 31, 2020, these borrowings and advances are secured by $45.6 billion and $43.0 billion, respectively, of loans.
2021 2Q Form 10-Q 69

5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month and six-month periods ended June 30, 2021 and 2020.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2021:
ALLL balance, beginning of period	$1,197	$506	$1,703
Loan and lease charge-offs (1)	(78)	(24)	(102)
Recoveries of loans and leases previously charged-off	19	21	40
Provision for loan and lease losses (2)	106	39	145
Allowance on loans and leases purchased with credit deterioration	374	58	432
ALLL balance, end of period	$1,618	$600	$2,218
AULC balance, beginning of period	$27	$11	$38
Provision for unfunded lending commitments (3)	49	17	66
AULC balance, end of period	$76	$28	$104
ACL balance, end of period	$1,694	$628	$2,322
Six-month period ended June 30, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs (1)	(139)	(58)	(197)
Recoveries of loans and leases previously charged-off	31	40	71
Provision for loan and lease losses (2)	116	(18)	98
Allowance on loans and leases purchased with credit deterioration	374	58	432
ALLL balance, end of period	$1,618	$600	$2,218
AULC balance, beginning of period	$34	$18	$52
Provision for unfunded lending commitments (3)	43	10	53
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$76	$28	$104
ACL balance, end of period	$1,694	$628	$2,322
70 Huntington Bancshares Incorporated

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2020:
ALLL balance, beginning of period	$996	$508	$1,504
Loan and lease charge-offs	(84)	(39)	(123)
Recoveries of loans and leases previously charged-off	4	12	16
Provision for loan and lease losses	253	52	305
ALLL balance, end of period	$1,169	$533	$1,702
AULC balance, beginning of period	$58	$41	$99
Provision (reduction in allowance) for unfunded lending commitments	25	(3)	22
Unfunded lending commitment losses	(2)	—	(2)
AULC balance, end of period	$81	$38	$119
ACL balance, end of period	$1,250	$571	$1,821
Six-month period ended June 30, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (4)	180	211	391
Loan and lease charge-offs	(172)	(87)	(259)
Recoveries of loans and leases previously charged-off	9	26	35
Provision for loan and lease losses	600	152	752
ALLL balance, end of period	$1,169	$533	$1,702
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (4)	2	—	2
Provision (reduction in allowance) for unfunded lending commitments	(20)	36	16
Unfunded lending commitment losses	(3)	—	(3)
AULC balance, end of period	$81	$38	$119
ACL balance, end of period	$1,250	$571	$1,821
(1)Loan and lease charge-offs for the three and six-month periods ended June 30, 2021 exclude $80 million of charge-offs recognized upon completion of the TCF acquisition related to required purchase accounting treatment. The initial ALLL recognized on PCD assets included these amounts and after charging these amounts off upon acquisition, the net impact was $432 million of additional ALLL for PCD loans.
(2)Includes $234 million of TCF acquisition initial provision for credit losses related to non-PCD loans and leases.
(3)Includes $60 million from acquired unfunded lending commitments.
(4)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
At June 30, 2021, the ACL was $2.3 billion, an increase of $456 million from the December 31, 2020 balance of $1.9 billion. The increase was primarily related to the addition of $432 million of allowance for loans purchased with credit deterioration and the TCF acquisition initial provision for credit losses of $294 million ($234 million from non-PCD loans and leases and $60 million from acquired unfunded lending commitments), partially offset by improvement in the forecasted macroeconomic environment resulting from anticipated lower unemployment and higher GDP.
The suite of CECL models are generally dependent on the rate of change in unemployment rather than the absolute unemployment levels. Additionally, the economic scenarios used in the June 30, 2021 ACL determination contained significant judgmental assumptions around the ultimate impact of COVID-19 cases and the economic impact of additional stimulus spending enacted into law during the first quarter 2021. Given the impact of the unemployment variable utilized within the models and the uncertainty associated with key economic scenario assumptions, the June 30, 2021 ACL included a material general reserve component as well as additional industry specific risk profiles to capture economic uncertainty not addressed within the quantitative transaction reserve.
2021 2Q Form 10-Q 71

6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2021	2020	2021	2020
Residential mortgage loans sold with servicing retained	$2,748	$2,287	$5,004	$3,715
Pretax gains resulting from above loan sales (1)	101	59	194	98
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollar amounts in millions)	2021		2020	2021	2020
Fair value, beginning of period	$274		$165	$210	$7
Fair value election for servicing assets previously measured using the amortized method (1)	—		—	—	205
Servicing assets obtained in acquisition	59	``	—	59	—
New servicing assets created	38		26	72	40
Change in fair value during the period due to:
Time decay (2)	(4)		(2)	(7)	(4)
Payoffs (3)	(16)		(10)	(33)	(16)
Changes in valuation inputs or assumptions (4)	(24)		(7)	26	(60)
Fair value, end of period	$327		$172	$327	$172
Weighted-average life (years)	6.9		6.5	6.9	6.5
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
For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at June 30, 2021, and December 31, 2020 follows:

	June 30, 2021				December 31, 2020
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.94%		$(15)	$(29)	17.36%		$(12)	$(23)
Spread over forward interest rate swap rates	535	bps	(7)	(14)	519	bps	(4)	(8)
Total servicing, late fees and other ancillary fees included in mortgage banking income was $17 million and $14 million for the three-month periods ended June 30, 2021 and 2020, respectively. For the six-month periods ended June 30, 2021 and 2020, total servicing, late fees and other ancillary fees included in mortgage banking income was $35 million and $31 million, respectively.
The unpaid principal balance of residential mortgage loans serviced for third parties was $30.3 billion and $23.5 billion at June 30, 2021 and December 31, 2020, respectively.
72 Huntington Bancshares Incorporated

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
A rollforward of goodwill by business segment for the first six-month period of 2021 is presented in the table below.

(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Balance, December 31, 2020	$1,393	$427	$—	$170	$—	$1,990
TCF acquisition	2,006	1,260	—	60	—	3,326
Balance, June 30, 2021	$3,399	$1,687	$—	$230	$—	$5,316
For additional information on the acquisition, refer to Note 2 “Acquisition of TCF Financial Corporation”.
At June 30, 2021 and December 31, 2020, Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2021
Core deposit intangible	$402	$(166)	$236
Customer relationship	108	(75)	33
Total other intangible assets	$510	$(241)	$269
December 31, 2020
Core deposit intangible	$310	$(150)	$160
Customer relationship	101	(70)	31
Total other intangible assets	$411	$(220)	$191
The estimated amortization expense of other intangible assets for the remainder of 2021 and the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2021	$28
2022	53
2023	49
2024	45
2025	42
2026	29
2021 2Q Form 10-Q 73

8. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at June 30, 2021 and December 31, 2020, respectively:

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Federal funds purchased and securities sold under agreements to repurchase	$255	$71
Other borrowings	136	112
Total short-term borrowings	$391	$183
Huntington’s long-term debt consisted of the following at June 30, 2021 and December 31, 2020, respectively:

(dollar amounts in millions)	June 30, 2021	December 31, 2020
The Parent Company:
Senior Notes	$2,807	$3,635
Subordinated Notes	526	507
Total notes issued by the parent	3,333	4,142
The Bank:
Senior Notes	2,461	3,533
Subordinated Notes	850	233
Total notes issued by the bank	3,311	3,766
FHLB Advances	214	3
Other	484	441
Total long-term debt	$7,342	$8,352

As a result of the TCF acquisition, Huntington assumed long-term debt totaling $1.5 billion, of which a FHLB advance of $214 million and subordinated notes of $637 million remain outstanding at June 30, 2021. The assumed long-term FHLB advance has a maturity date in 2025 and carried interest rate of 1.03% at June 30, 2021. The assumed subordinated notes included $21 million of parent company obligations due in 2032 to 2035 carrying variable interest rates based on three-month LIBOR plus 0.15% to 3.50% and $616 million of Bank obligations due in 2022 to 2030 carrying interest rates ranging from 0.64% to 3.75%.
74 Huntington Bancshares Incorporated

9. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and six-month periods ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30, 2021
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains on available-for-sale securities arising during the period	$88	$(20)	$68
Less: Reclassification adjustment for realized net losses (gains) included in net income	13	(3)	10
Net change in unrealized holding gains (losses) on available-for-sale securities	101	(23)	78
Net change in fair value on cash flow hedges	(48)	9	(39)
Translation adjustments, net of hedges (1)	(6)	—	(6)
Net change in pension and other post-retirement obligations	3	1	4
Total other comprehensive income	$50	$(13)	$37

	Three Months Ended June 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains on available-for-sale securities arising during the period	$57	$(13)	$44
Less: Reclassification adjustment for realized net losses (gains) included in net income	23	(5)	18
Net change in unrealized gains (losses) on available-for-sale securities	80	(18)	62
Net change in fair value on cash flow hedges	14	(3)	11
Net change in pension and other post-retirement obligations	(12)	2	(10)
Total other comprehensive income	$82	$(19)	$63

	Six Months Ended June 30, 2021
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(199)	$44	$(155)
Less: Reclassification adjustment for realized net losses (gains) included in net income	22	(5)	17
Net change in unrealized holding gains (losses) on available-for-sale securities	(177)	39	(138)
Net change in fair value on cash flow hedges	(92)	19	(73)
Translation adjustments, net of hedges (1)	(6)	—	(6)
Net change in pension and other post-retirement obligations	6	—	6
Total other comprehensive loss	$(269)	$58	$(211)

	Six Months Ended June 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	Benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$274	$(61)	$213
Less: Reclassification adjustment for realized net losses (gains) included in net income	28	(6)	22
Net change in unrealized holding gains (losses) on available-for-sale securities	302	(67)	235
Net change in fair value on cash flow hedges	409	(90)	319
Net change in pension and other post-retirement obligations	(10)	2	(8)
Total other comprehensive income	$701	$(155)	$546
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
2021 2Q Form 10-Q 75

Activity in accumulated OCI for the three-month and six-month periods ended June 30, 2021 and 2020, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Three Months Ended June 30, 2021
Balance, beginning of period	$(28)	$223	$—	$(251)	$(56)
Other comprehensive income (loss) before reclassifications	68	(39)	(6)	—	23
Amounts reclassified from accumulated OCI to earnings	10	—	—	4	14
Period change	78	(39)	(6)	4	37
Balance, end of period	$50	$184	$(6)	$(247)	$(19)

Three Months Ended June 30, 2020
Balance, beginning of period	$145	$331	$—	$(249)	$227
Other comprehensive income before reclassifications	44	11	—	—	55
Amounts reclassified from accumulated OCI to earnings	18	—	—	(10)	8
Period change	62	11	—	(10)	63
Balance, end of period	$207	$342	$—	$(259)	$290

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Six Months Ended June 30, 2021
Balance, beginning of period	$188	$257	$—	$(253)	$192
Other comprehensive loss before reclassifications	(155)	(73)	(6)	—	(234)
Amounts reclassified from accumulated OCI to earnings	17	—	—	6	23
Period change	(138)	(73)	(6)	6	(211)
Balance, end of period	$50	$184	$(6)	$(247)	$(19)

Six Months Ended June 30, 2020
Balance, beginning of period	$(28)	$23	$—	$(251)	$(256)
Other comprehensive income before reclassifications	213	319	—	—	532
Amounts reclassified from accumulated OCI to earnings	22	—	—	(8)	14
Period change	235	319	—	(8)	546
Balance, end of period	$207	$342	$—	$(259)	$290
(1)AOCI amounts at June 30, 2021 and June 30, 2020 include $48 million and $81 million, respectively, net of unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

76 Huntington Bancshares Incorporated

10. SHAREHOLDERS’ EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of June 30, 2021.

(dollar amounts in millions)
Series	Issuance Date	Total Shares Outstanding	Carrying Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series D	3/21/2016	400,000	386	6.25%	4/15/2021
Series D	5/5/2016	200,000	199	6.25%	4/15/2021
Series C	8/16/2016	100,000	100	5.875%	10/15/2021
Series E	2/27/2018	5,000	495	5.700%	4/15/2023
Series F	5/27/2020	5,000	494	5.625%	7/15/2030
Series G	8/3/2020	5,000	494	4.450%	10/15/2027
Series H	2/2/2021	500,000	485	4.500%	4/15/2026
Series I	6/9/2021	7,000	175	5.700%	12/01/2022
Total		1,257,500	$2,851
Series B, D, C and H of preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. Series E, F, G, and I stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends. All preferred stock has no stated maturity and redemption is solely at Huntington’s option. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
On July 15, 2021, all 24,000,000 outstanding depositary shares, each representing a 1/40th interest in a share of Huntington’s 6.250% Series D Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed. The depositary shares were redeemed at a price of $25.00 per depositary share (equivalent to $1,000 per share of Series D Preferred Stock) plus declared and unpaid dividends of $0.390625 per depositary share (equivalent to $15.625 per share of Series D Preferred Stock) for the period beginning on April 15, 2021 to, but not including, July 15, 2021. All dividends on the shares of Series D Preferred Stock will cease to accrue.
Preferred Series I Stock issued and outstanding
On June 9, 2021, each share of TCF Financial Corporation 5.70% Series C Non-Cumulative Perpetual Preferred Stock, $0.01 par value per share, outstanding immediately prior to the acquisition of TCF Financial Corporation was converted into the right to receive a share of the newly created Huntington 5.70% Series I Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share.
The following table presents the dividends declared for each series of Preferred shares for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six months ended June 30,
(amounts in millions, except per share data)	2021		2020		2021		2020
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	7.21	$—	9.80	$—	14.56	$—	21.13	$(1)
Series C	14.69	(1)	14.69	(2)	29.38	(3)	29.38	(3)
Series D	15.63	(9)	15.63	(10)	31.25	(18)	31.25	(19)
Series E	1,425.00	(7)	1,425.00	(7)	2,850.00	(14)	2,850.00	(14)
Series F	1,406.25	(7)	—	—	2,812.50	(14)	—	—
Series G	1,112.50	(6)	—	—	2,225.00	(12)	—	—
Series H	19.50	(10)	—	—	19.50	(10)	—	—
Series I	356.25	(3)	—	—	356.25	(3)	—	—
Total		$(43)		$(19)		$(74)		$(37)
2021 2Q Form 10-Q 77

Change in Common Shares Authorized
During the second quarter of 2021, Huntington amended its charter to increase the number of authorized shares of common stock from 1.5 billion shares to 2.25 billion shares.
Treasury shares
Treasury shares includes shares held for deferred compensation plans, at cost, of $(105) million at June 30, 2021 and $(59) million at December 31, 2020.
Non-controlling Interest in Subsidiaries
Through the acquisition of TCF, Huntington acquired a joint venture with The Toro Company ("Toro") called Red Iron Acceptance, LLC ("Red Iron"). Red Iron provides U.S. distributors and dealers and select Canadian distributors of the Toro and Exmark branded products with sources of financing. Huntington and Toro maintain a 55% and 45% ownership interest, respectively, in Red Iron. As Huntington has a controlling financial interest in Red Iron, its financial results are consolidated in Huntington's financial statements. Toro's interest is reported as a non-controlling interest within equity.
11. (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is the amount of (loss) earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted (loss) earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, and distributions from deferred compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
The calculation of basic and diluted (loss) earnings per share for the three-month and six-month periods ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2021	2020	2021	2020
Basic earnings per common share:
Net (loss) income attributable to Huntington Bancshares Inc	$(15)	$150	$517	$198
Preferred stock dividends	43	19	74	37
Net (loss) income available to common shareholders	$(58)	$131	$443	$161
Average common shares issued and outstanding	1,125,039	1,016,259	1,071,276	1,016,951
Basic (loss) earnings per common share	$(0.05)	$0.13	$0.41	$0.16
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	—	7,516	17,667	9,939
Shares held in deferred compensation plans	—	4,908	5,531	4,739
Dilutive potential common shares	—	12,424	23,198	14,678
Total diluted average common shares issued and outstanding	1,125,039	1,028,683	1,094,474	1,031,629
Diluted (loss) earnings per common share	$(0.05)	$0.13	$0.40	$0.16
Anti-dilutive awards (1)	26,895	17,200	2,738	12,291
(1)Reflects the total number of shares related to outstanding options and awards that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

Due to the loss attributable to common shareholders for the three months ended June 30, 2021, no additional potentially dilutive shares were included in loss per share calculation as including such shares in the calculation would have reduced the reported loss per share.
78 Huntington Bancshares Incorporated

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

(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Noninterest income	2021	2020	2021	2020
Noninterest income from contracts with customers	$257	$201	$479	$428
Noninterest income within the scope of other GAAP topics	187	190	360	324
Total noninterest income	$444	$391	$839	$752
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 17 “Segment Reporting”.

	Three Months Ended June 30, 2021
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$64	$22	$1	$1	$—	$88
Card and payment processing income	68	4	—	—	—	72
Trust and investment management services	15	—	—	40	—	55
Insurance income	14	1	—	9	1	25
Other noninterest income	5	7	—	4	1	17
Net revenue from contracts with customers	$166	$34	$1	$54	$2	$257
Noninterest income within the scope of other GAAP topics	77	80	1	—	29	187
Total noninterest income	$243	$114	$2	$54	$31	$444

	Three Months Ended June 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$39	$18	$1	$1	$—	$59
Card and payment processing income	52	3	—	—	—	55
Trust and investment management services	10	1	—	34	—	45
Insurance income	12	1	—	11	1	25
Other noninterest income	4	5	—	7	1	17
Net revenue from contracts with customers	$117	$28	$1	$53	$2	$201
Noninterest income within the scope of other GAAP topics	101	57	1	1	30	190
Total noninterest income	$218	$85	$2	$54	$32	$391
2021 2Q Form 10-Q 79

	Six Months Ended June 30, 2021
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$112	$41	$3	$1	$—	$157
Card and payment processing income	126	8	—	—	—	134
Trust and investment management services	28	1	—	78	—	107
Insurance income	26	3	—	22	1	52
Other noninterest income	11	9	1	5	3	29
Net revenue from contracts with customers	$303	$62	$4	$106	$4	$479
Noninterest income within the scope of other GAAP topics	174	141	2	1	42	360
Total noninterest income	$477	$203	$6	$107	$46	$839

	Six Months Ended June 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$107	$35	$2	$2	$—	$146
Card and payment processing income	104	7	—	—	—	111
Trust and investment management services	20	2	—	70	—	92
Insurance income	20	3	—	23	2	48
Other noninterest income	12	8	1	8	2	31
Net revenue from contracts with customers	$263	$55	$3	$103	$4	$428
Noninterest income within the scope of other GAAP topics	167	115	2	2	38	324
Total noninterest income	$430	$170	$5	$105	$42	$752
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2021 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended June 30, 2021 was determined to be immaterial.
13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 20 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2020 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2021 and 2020.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 are summarized below:
80 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$92	$—	$—	$92
Corporate debt	—	1	—	—	1
	—	93	—	—	93
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	2,649	—	—	2,649
Residential MBS	—	13,197	—	—	13,197
Commercial MBS	—	1,368	—	—	1,368
Other agencies	—	284	—	—	284
Municipal securities	—	52	3,609	—	3,661
Private-label CMO	—	124	18	—	142
Asset-backed securities	—	255	46	—	301
Corporate debt	—	1,304	—	—	1,304
Other securities/sovereign debt	—	4	—	—	4
	5	19,237	3,673	—	22,915
Other securities	42	24	—	—	66
Loans held for sale	—	1,141	—	—	1,141
Loans held for investment	—	110	21	—	131
MSRs	—	—	327	—	327
Other assets:
Derivative assets	—	1,655	29	(732)	952
Assets held in trust for deferred compensation plans	130	—	—	—	130
Liabilities
Other liabilities:
Derivative liabilities	—	1,042	6	(875)	173
2021 2Q Form 10-Q 81

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$62	$—	$—	$62
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,666	—	—	3,666
Residential MBS	—	7,935	—	—	7,935
Commercial MBS	—	1,163	—	—	1,163
Other agencies	—	62	—	—	62
Municipal securities	—	53	2,951	—	3,004
Private-label CMO	—	—	9	—	9
Asset-backed securities	—	182	10	—	192
Corporate debt	—	445	—	—	445
Other securities/sovereign debt	—	4	—	—	4
	5	13,510	2,970	—	16,485
Other securities	59	—	—	—	59
Loans held for sale	—	1,198	—	—	1,198
Loans held for investment	—	71	23	—	94
MSRs	—	—	210	—	210
Other assets:
Derivative assets	—	1,903	43	(889)	1,057
Assets held in trust for deferred compensation plans	73	—	—	—	73
Liabilities
Other liabilities:
Derivative liabilities	—	1,031	2	(917)	116
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2021 and 2020, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
82 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Three Months Ended June 30, 2021
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$274	$10	$3,070	$11	$47	$22
Transfers out of Level 3 (1)	—	(31)	—	—	—	—
Total gains/losses for the period:
Included in earnings	(24)	37	—	—	—	—
Included in OCI	—	—	(1)	—	—	—
Purchases/originations/acquisitions	97	7	1,144	6	38	—
Sales	—	—	(352)	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(20)	—	(252)	1	(39)	—
Closing balance	$327	$23	$3,609	$18	$46	$21
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(24)	$5	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(1)	—	—	—

	Level 3 Fair Value Measurements Three Months Ended June 30, 2020
	MSRs	Derivative instruments	Available-for-sale securities			Loans held for investment
(dollar amounts in millions)			Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$165	$39	$2,937	$2	$69	$26
Transfers out of Level 3 (1)	—	(55)	—	—	—	—
Total gains/losses for the period:
Included in earnings	7	56	—	—	—	—
Included in OCI	—	—	69	—	—	—
Purchases/originations	—	—	264	3	—	—
Repayments	—	—	—	—	—	(1)
Settlements	—	—	(168)	—	(13)	—
Closing balance	$172	$40	$3,102	$5	$56	$25
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$7	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(20)	—	—	—
2021 2Q Form 10-Q 83

	Level 3 Fair Value Measurements Six Months Ended June 30, 2021
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(70)	—	—	—	—
Total gains/losses for the period:
Included in earnings	27	45	—	—	—	—
Included in OCI	—	—	(5)	—	—	—
Purchases/originations/acquisitions	130	7	1,353	8	75	—
Sales	—	—	(352)	—	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(40)	—	(338)	1	(39)	—
Closing balance	$327	$23	$3,609	$18	$46	$21
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$27	$(21)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(4)	—	—	—

	Level 3 Fair Value Measurements Six Months Ended June 30, 2020
			Available-for-sale securities				Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities		Private- label CMO	Asset- backed securities
Opening balance	$7	$6	$2,999		$2	$48	$26
Fair value election for servicing assets previously measured using the amortized method	205	—	—		—	—	—
Transfers out of Level 3 (1)	—	(75)	—		—	—	—
Total gains/losses for the period:
Included in earnings	(40)	109	(1)		—	—	—
Included in OCI	—	—	1		—	—	—
Purchases/originations	—	—	338		3	28	—
Repayments	—	—	—		—	—	(1)
Settlements	—	—	(235)		—	(20)	—
Closing balance	$172	$40	$3,102		$5	$56	$25
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(40)	$34	$—		$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	2	—	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that is transferred to loans held for sale, which is classified as Level 2.
The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2021 and 2020:
84 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Three Months Ended June 30, 2021

(dollar amounts in millions)	MSRs	Derivative instruments
Classification of gains and losses in earnings:
Mortgage banking income	$(24)	$37
Total	$(24)	$37

	Level 3 Fair Value Measurements Three Months Ended June 30, 2020

(dollar amounts in millions)	MSRs	Derivative instruments
Classification of gains and losses in earnings:
Mortgage banking income	$7	$56
Total	$7	$56

	Level 3 Fair Value Measurements Six Months Ended June 30, 2021

(dollar amounts in millions)	MSRs	Derivative instruments
Classification of gains and losses in earnings:
Mortgage banking income	$27	$45
Total	$27	$45

	Level 3 Fair Value Measurements Six Months Ended June 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(40)	$109	$—
Interest and fee income	—	—	(1)
Total	$(40)	$109	$(1)
Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2021
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$1,141	$1,100	$41	$—	$—	$—
Loans held for investment	131	136	(5)	3	4	(1)

	December 31, 2020
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$1,198	$1,134	$64	$2	$2	$—
Loans held for investment	94	99	(5)	7	8	(1)
The following table present the net gains (losses) from fair value changes for the three-month and six-month
2021 2Q Form 10-Q 85

periods ended June 30, 2021 and 2020.

	Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Assets	2021	2020	2021	2020
Loans held for sale (1)	$11	$3	$(23)	$22
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
The amounts measured at fair value on a nonrecurring basis at June 30, 2021 were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Six Months Ended June 30, 2021
Collateral-dependent loans	17	—	—	17	(2)
Loans held for sale	15	—	—	15	2
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
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2021 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$327	Discounted cash flow	Constant prepayment rate	7%	-	21%	13%
			Spread over forward interest rate swap rates	4%	-	11%	5.35%
Derivative assets	29	Consensus Pricing	Net market price	(14)%	-	12%	2%
			Estimated Pull through %	1%	-	100%	89%
Municipal securities	3,609	Discounted cash flow	Discount rate	—%	-	2%	1%
Asset-backed securities	46		Cumulative default	—%	-	39%	4%
			Loss given default	5%	-	90%	24%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	17	Appraisal value	N/A				N/A
Loans held for sale	15	Appraisal value	N/A				N/A
86 Huntington Bancshares Incorporated

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$210	Discounted cash flow	Constant prepayment rate	8%	-	24%	17%
			Spread over forward interest rate swap rates	4%	-	11%	5%
Derivative assets	43	Consensus Pricing	Net market price	(4)%	-	11%	3%
			Estimated Pull through %	1%	-	100%	88%
Municipal securities	2,951	Discounted cash flow	Discount rate	—%		1%	1%
Asset-backed securities	10		Cumulative default	—%		39%	4%
			Loss given default	5%		80%	25%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	144	Appraisal value	N/A				NA
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
2021 2Q Form 10-Q 87

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$13,926	$—	$—	$13,926	$13,926
Trading account securities	—	—	93	93	93
Available-for-sale securities	—	—	22,915	22,915	22,915
Held-to-maturity securities	11,415	—	—	11,415	11,641
Other securities	626	—	66	692	692
Loans held for sale	—	250	1,141	1,391	1,393
Net loans and leases (1)	109,556	—	131	109,687	109,878
Derivative assets	—	—	952	952	952
Assets held in trust for deferred compensation plans	—	—	130	130	130
Financial Liabilities
Deposits	142,805	—	—	142,805	142,804
Short-term borrowings	391	—	—	391	391
Long-term debt	7,342	—	—	7,342	7,433
Derivative liabilities	—	—	173	173	173

	December 31, 2020
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$6,712	$—	$—	$6,712	$6,712
Trading account securities	—	—	62	62	62
Available-for-sale securities	—	—	16,485	16,485	16,485
Held-to-maturity securities	8,861	—	—	8,861	9,255
Other securities	359	—	59	418	418
Loans held for sale	—	77	1,198	1,275	1,275
Net loans and leases (1)	79,700	—	94	79,794	80,477
Derivative assets	—	—	1,057	1,057	1,057
Assets held in trust for deferred compensation plans	—	—	73	73	73
Financial Liabilities
Deposits	98,948	—	—	98,948	99,021
Short-term borrowings	183	—	—	183	183
Long-term debt	8,352	—	—	8,352	8,568
Derivative liabilities	—	—	116	116	116
(1)Includes collateral-dependent loans.
88 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values at June 30, 2021 and December 31, 2020:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$93	$—		$93
Available-for-sale securities	5	19,237	3,673		22,915
Held-to-maturity securities	—	11,641	—		11,641
Other securities (2)	42	24	—		66
Loans held for sale	—	1,141	252		1,393
Net loans and direct financing leases	—	110	109,768		109,878
Derivative assets	—	1,655	29	$(732)	952
Financial Liabilities
Deposits	—	136,863	5,941		142,804
Short-term borrowings	—	391	—		391
Long-term debt	—	6,655	778		7,433
Derivative liabilities	—	1,042	6	(875)	173

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$62	$—		$62
Available-for-sale securities	5	13,510	2,970		16,485
Held-to-maturity securities	—	9,255	—		9,255
Other securities (2)	59	—	—		59
Loans held for sale	—	1,198	77		1,275
Net loans and direct financing leases	—	71	80,406		80,477
Derivative assets	—	1,903	43	$(889)	1,057
Financial Liabilities
Deposits	—	96,656	2,365		99,021
Short-term borrowings	—	183	—		183
Long-term debt	—	7,999	569		8,568
Derivative liabilities	—	1,031	2	(917)	116
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
2021 2Q Form 10-Q 89

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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	June 30, 2021			December 31, 2020
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$20,452	$541	$41	$27,056	$719	$51
Foreign exchange contracts	220	5	1	—	—	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	53,363	871	745	44,495	1,074	828
Foreign exchange contracts	3,101	48	45	2,718	46	47
Commodities contracts	1,614	214	210	1,952	107	103
Equity contracts	694	5	6	517	—	4
Total Contracts	$79,444	$1,684	$1,048	$76,738	$1,946	$1,033
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and six-month periods ended June 30, 2021 and 2020, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)		2021	2020	2021	2020
Interest rate contracts:
Customer	Capital markets fees	$12	$12	$24	$29
Mortgage banking	Mortgage banking income	(23)	6	(29)	63
Interest rate floors	Interest and fee income on loans and leases	(2)	—	(4)	—
Interest rate caps	Interest expense on long-term debt	(55)	—	89	—
Foreign exchange contracts	Capital markets fees	7	6	13	12
Commodities contracts	Capital markets fees	—	1	—	3
Equity contracts	Other noninterest expense	3	(1)	(4)	(3)
Total		$(58)	$24	$89	$104
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
90 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments.

	June 30, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$5,201	$—	$—	$5,201
Loans	—	10,450	1,471	11,921
Long-term debt	4,801	—	—	4,801
Total notional value at June 30, 2021	$10,002	$10,450	$1,471	$21,923

	December 31, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$3,484	$—	$—	$3,484
Loans	—	17,375	1,271	18,646
Long-term debt	6,197	—	5,000	11,197
Total notional value at December 31, 2020	$9,681	$17,375	$6,271	$33,327
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of floors and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase to net interest income of $5 million and $52 million for the three-month periods ended June 30, 2021, and 2020, respectively. For the six-month periods ended June 30, 2021, and 2020, the net amounts resulted in an increase to net interest income of $230 million and $68 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $4.8 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on our Unaudited Condensed Consolidated Statements of Financial Condition. Huntington has also designated $0.4 billion of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
2021 2Q Form 10-Q 91

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2021	2020	2021	2020
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(6)	$(1)	$37	$(1)
Change in fair value of hedged investment securities (1)	4	1	(40)	1
Change in fair value of interest rate swaps hedging long-term debt (2)	(23)	(5)	(73)	196
Change in fair value of hedged long term debt (2)	22	(4)	74	(195)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income
(2)Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of June 30, 2021, and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Assets
Investment securities (1)	$11,960	$6,637	$(1)	$3
Liabilities
Long-term debt	4,947	6,383	158	232
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of June 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $11.5 billion, the cumulative basis adjustments associated with these hedging relationships was $1 million, and the amounts of the designated hedging instruments were $4.8 billion.
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(48) million and $(62) million at June 30, 2021 and December 31, 2020, respectively.
Cash Flow Hedges
At June 30, 2021, Huntington has $10.5 billion of interest rate floors, floor spreads and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and (losses) on interest rate floors, floor spreads, and swaps recognized in other comprehensive income were $(39) million and $11 million for the three-month periods ended June 30, 2021 and 2020, respectively. For the six-month periods ended June 30, 2021 and 2020, gains and losses on interest rate floors and swaps recognized in other comprehensive income were $(73) million and $319 million, respectively.
Net investment Hedges
Huntington has entered into forward foreign exchange contracts to hedge the value of the Company’s investments in non-U.S. dollar functional currency entities. The total notional amount of forward foreign exchange contracts at June 30, 2021 was $220 million.
92 Huntington Bancshares Incorporated

Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives at June 30, 2021 and December 31, 2020 are $21 million and $26 million, respectively. At June 30, 2021 and December 31, 2020, Huntington had commitments to sell residential real estate loans of $2.3 billion and $2.9 billion, respectively. These contracts mature in less than one year.
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
The notional value of the derivative financial instruments, the corresponding net asset (liability) position recognized in other assets and/or other liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Notional value	$1,193	$1,170
Trading assets	24	43

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(dollar amounts in millions)	2021	2020	2021	2020
Trading gains	$22	$6	$(24)	$63
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both June 30, 2021 and December 31, 2020, were $74 million and $70 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $51 billion and $37 billion at June 30, 2021 and December 31, 2020, respectively. Huntington’s credit risk from customer derivatives was $853 million and $882 million at the same dates, respectively.
2021 2Q Form 10-Q 93

Financial assets and liabilities that are offset in the Unaudited Condensed Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 13 “Fair Values of Assets and Liabilities”.
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $99 million and $175 million at June 30, 2021 and December 31, 2020, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At June 30, 2021, Huntington pledged $458 million of investment securities and cash collateral to counterparties, while other counterparties pledged $303 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
June 30, 2021	$1,684	$(732)	$952	$(82)	$(146)	$724
December 31, 2020	1,946	(889)	1,057	(112)	(142)	803

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
June 30, 2021	$1,048	$(875)	$173	$—	$(173)	$—
December 31, 2020	1,033	(917)	116	(9)	(105)	2
94 Huntington Bancshares Incorporated

15. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at June 30, 2021, and December 31, 2020:

	June 30, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$274	$—
Affordable Housing Tax Credit Partnerships	1,293	644	1,293
Other Investments	422	105	422
Total	$1,729	$1,023	$1,715

	December 31, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	956	500	956
Other Investments	308	72	308
Total	$1,278	$824	$1,264
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
A list of trust preferred securities outstanding at June 30, 2021 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.85%	(2)	$70	$6
Huntington Capital II	0.77	(3)	32	3
Sky Financial Capital Trust III	1.55	(4)	72	2
Sky Financial Capital Trust IV	1.55	(4)	74	2
Camco Financial Trust	1.48	(5)	5	1
First Huron Trust	5.07		5	—
First Place Capital Trust I	3.00	(6)	4	—
First Place Capital Trust II	6.45		4	—
First Place Capital Trust III	5.69		8	—
Total			$274	$14
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at June 30, 2021, based on three-month LIBOR +0.70%.
(3)Variable effective rate at June 30, 2021, based on three-month LIBOR +0.625%.
(4)Variable effective rate at June 30, 2021, based on three-month LIBOR +1.40%.
(5)Variable effective rate at June 30, 2021, based on three-month LIBOR +1.33%.
(6)Variable effective rate at June 30, 2021, based on three-month LIBOR +2.85%.
Each issue of the junior subordinated debentures has an interest rate equal to the corresponding trust securities distribution rate. Huntington has the right to defer payment of interest on the debentures at any time, or from time-to-time for a period not exceeding five years provided that no extension period may extend beyond the stated
2021 2Q Form 10-Q 95

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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2021 and December 31, 2020.

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Affordable housing tax credit investments	$1,957	$1,568
Less: amortization	(664)	(612)
Net affordable housing tax credit investments	$1,293	$956
Unfunded commitments	$644	$500
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$44	$30	$77	$59
Proportional amortization expense included in provision for income taxes	30	25	58	50
There were no sales of affordable housing tax credit investments during the three-month and six-month periods ended June 30, 2021 and 2020. There was no impairment recognized for the three-month and six-month periods ended June 30, 2021 and 2020.
Other investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
96 Huntington Bancshares Incorporated

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2021 and December 31, 2020, were as follows:

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$31,990	$20,701
Consumer	19,704	14,808
Commercial real estate	2,287	1,313
Standby letters of credit and guarantees on industrial revenue bonds	714	581
Commercial letters of credit	17	21
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. Collateral to secure any funding of these commitments predominately consists of residential and commercial real estate mortgage loans.
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $6 million and $5 million at June 30, 2021 and December 31, 2020, respectively.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at June 30,
2021 2Q Form 10-Q 97

2021 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
17. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Consumer and Business Banking, Commercial Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. For a description of our business segments, see Note 26 - Segment Reporting to the Consolidated Financial Statements appearing in Huntington’s 2020 Annual Report on Form 10-K.
98 Huntington Bancshares Incorporated

Listed in the table below is certain operating basis financial information reconciled to Huntington’s June 30, 2021, December 31, 2020, and June 30, 2020, reported results by business segment.

	Three Months Ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2021
Net interest income	$366	$258	$109	$37	$68	$838
Provision (benefit) for credit losses	100	137	(31)	5	—	211
Noninterest income	243	114	2	54	31	444
Noninterest expense	513	173	37	72	277	1,072
Provision (benefit) for income taxes	—	13	21	3	(23)	14
Net (loss) income	$(4)	$49	$84	$11	$(155)	$(15)
2020
Net interest income	$368	$240	$100	$40	$44	$792
Provision for credit losses	31	226	70	—	—	327
Noninterest income	218	85	2	54	32	391
Noninterest expense	422	136	34	62	21	675
Provision (benefit) for income taxes	27	(7)	—	6	5	31
Net income (loss)	$106	$(30)	$(2)	$26	$50	$150

	Six months ended June 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2021
Net interest income	$703	$457	$217	$70	$363	$1,810
Provision (benefit) for credit losses	63	143	(53)	(2)	—	151
Noninterest income	477	203	6	107	46	839
Noninterest expense	984	306	72	132	371	1,865
Provision (benefit) for income taxes	28	44	43	10	(9)	116
Net income	$105	$167	$161	$37	$47	$517
2020
Net interest income	$733	$472	$206	$83	$88	$1,582
Provision for credit losses	114	523	131	—	—	768
Noninterest income	430	170	5	105	42	752
Noninterest expense	840	265	69	124	29	1,327
Provision (benefit) for income taxes	44	(31)	2	14	12	41
Net income (loss)	$165	$(115)	$9	$50	$89	$198

	Assets at		Deposits at
(dollar amounts in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Consumer & Business Banking	$43,250	$30,758	$95,693	$60,910
Commercial Banking	54,053	36,311	32,624	24,766
Vehicle Finance	19,998	19,789	1,155	722
RBHPCG	7,763	7,064	8,416	7,635
Treasury / Other	50,108	29,116	4,917	4,915
Total	$175,172	$123,038	$142,805	$98,948

2021 2Q Form 10-Q 99

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2020 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, Huntington’s disclosure controls and procedures were effective.
TCF was acquired on June 9, 2021. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 16 “Commitments and Contingent Liabilities” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 1A: Risk Factors
Information required by this item is set forth in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and incorporated herein by reference.
100 Huntington Bancshares Incorporated

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021 to April 30, 2021	—	—	—
May 1, 2020 to May 31, 2021	—	—	—
June 1, 2021 to June 30, 2021	—	—	—
Total	—	$—	$—
(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
Subsequent to quarter end, the Board approved the repurchase of up to $800 million of common shares over the next four quarters. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.
2021 2Q Form 10-Q 101

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 27, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
10.1	Huntington Bancshares Incorporated Amended and Restated 2018 Long-Term Incentive Plan	Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.	001-34073	Appendix B
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2021 formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

102 Huntington Bancshares Incorporated

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	August 6, 2021	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2021	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2021 2Q Form 10-Q 103