Form 10-Q
period 2021-09-30
HUNTINGTON BANCSHARES INC /MD/
filed 2021-11-05
CIK 49196

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,446,461,249 shares of the registrant’s common stock ($0.01 par value) outstanding on September 30, 2021.

Table of Content
HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Table of Content
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
2021 3Q Form 10-Q 3

Table of Content

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

Table of Content
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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, inventory finance, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Our 1,236 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, South Dakota, West Virginia and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
Summary of 2021 Third Quarter Results Compared to 2020 Third Quarter
For the quarter, we reported net income of $377 million, or $0.22 per common share, compared with $303 million, or $0.27 per common share, in the year-ago quarter. The reported net income benefited from a decline in provision for credit losses of $239 million and was impacted by TCF acquisition-related expenses totaling $234 million. After tax TCF acquisition-related expenses were $192 million or $(0.13) per common share.
Net interest income was $1.2 billion, up $343 million, or 42% from the year-ago quarter. FTE net interest income was $1.2 billion, up $345 million, or 42%, from the year-ago quarter. The increase in FTE net interest income reflected the benefit from the $48.7 billion, or 44%, increase in average earning assets, partially offset by a 6 basis point decrease in the FTE net interest margin to 2.90%. Average earning asset growth included a $29.4 billion, or 36%, increase in average loans and leases and a $13.1 billion, or 57% increase in average securities, both of which were impacted by the TCF acquisition in June 2021.
2021 3Q Form 10-Q 5

Table of Content
The provision for credit losses decreased $239 million from the year-ago quarter to a benefit of $62 million in the 2021 third quarter. The decrease reflected the benefit from improvement in the macroeconomic scenarios. NCOs decreased $58 million from the year-ago-quarter to $55 million. Both commercial NCOs of $47 million and consumer NCOs of $8 million were down on a year-over-year basis. Total NCOs represented an annualized 0.20% of average loans and leases in the current quarter, down from 0.56% in the year-ago quarter.
Noninterest income was $535 million, up $105 million, or 24%, and noninterest expense increased $577 million, or 81%, from the year ago quarter. The increases in both noninterest income and noninterest expense were primarily impacted by the acquisition of TCF.
Common Equity Tier 1 risk-based capital ratio was 9.57%, down from 9.89% a year ago. The regulatory Tier 1 risk-based capital ratio was 11.35% compared to 12.37% at September 30, 2020. The decrease in regulatory capital ratios was driven by the repurchase of 33.4 million common shares over the last three quarters, cash dividends, partially offset by earnings, adjusted for the CECL transition. The balance sheet growth as a result of the TCF acquisition was largely offset by the common stock issued related to the acquisition, net of goodwill and intangibles, as well as elevated deposits at the Federal Reserve Bank (both of which are 0% risk weighted). The regulatory Tier 1 risk-based capital and total risk-based capital ratios also reflect the issuance of $500 million of Series H preferred stock in the 2021 first quarter, the issuance of $175 million of Series I preferred stock in the 2021 second quarter resulting from the conversion of TCF preferred stock, partially offset by the redemption of $600 million of Series D preferred stock in the 2021 third quarter. Additionally, the total risk-based capital ratio reflects the issuance of $558 million of subordinated notes in the 2021 third quarter.
On July 21, 2021, the Board approved the repurchase of up to $800 million of common shares within the next four quarters. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the 2021 third quarter, Huntington repurchased a total of $500 million of common stock, representing 33.4 million common shares, at a weighted average price of $14.96.
Business Overview
General
Our general business objectives are:
•Pursue consistent organic revenue and balance sheet growth.
•Invest in our businesses, particularly technology and risk management.
•Deliver positive long-term operating leverage.
•Maintain an aggregate moderate-to-low, through-the-cycle risk appetite.
•Execute disciplined capital management.
COVID-19
The COVID-19 pandemic has caused unprecedented disruption that has affected daily living and has negatively impacted the economy. As further discussed in “Discussion of Results of Operations,” the volatility in the markets and lingering economic uncertainty caused by the pandemic continue to impact our performance.
Huntington was able to react quickly to the changes required by the pandemic because of the commitment and flexibility of its workforce coupled with well-prepared business continuity plans. We continue to monitor the impact of the virus and evolving government guidelines.
Throughout the pandemic, we have worked with our customers to originate and renew business loans as well as originate loans made available through the SBA PPP, a lending program established as part of the relief to American consumers and businesses in the CARES Act. Several subsequent congressional acts have reopened and extended the PPP loan program. During the 2021 third quarter, we continued to work with our customers who received PPP loan forgiveness. Through September 2021, $8.5 billion of the PPP loans have been forgiven by the SBA of the original $11.4 billion of PPP loans originated by both Huntington and TCF prior to acquisition.
Uncertainty remains as to when there will be a return to historical norms of economic and social activity. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our business and results of operations and could adversely affect our financial condition.
6 Huntington Bancshares Incorporated

Table of Content
Economy
We continued to see increasing momentum in our business strategies during the quarter, delivering loan growth (excluding PPP) and fee income, including areas like wealth, capital markets, and cards and payments. Additionally, we continue to make strategic investments to drive sustained organic growth by dynamically managing expenses.
DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance on a consolidated basis. Key Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Statement of Income trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion”.
2021 3Q Form 10-Q 7

Table of Content

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	September 30,	June 30,	September 30,
(amounts in millions, except per share data)	2021	2021	2020
Interest income	$1,205	$935	$892
Interest expense	45	97	75
Net interest income	1,160	838	817
Provision for credit losses	(62)	211	177
Net interest income after provision for credit losses	1,222	627	640
Mortgage banking income	81	67	122
Service charges on deposit accounts	114	88	76
Card and payment processing income	96	80	66
Trust and investment management services	61	56	48
Leasing revenue	42	12	3
Capital markets fees	40	35	27
Insurance income	25	25	24
Bank owned life insurance income	15	16	17
Gain on sale of loans	2	3	13
Net gains (losses) on sales of securities	—	10	—
Other noninterest income	59	52	34
Total noninterest income	535	444	430
Personnel costs	643	592	453
Outside data processing and other services	304	162	98
Equipment	79	55	44
Net occupancy	95	72	40
Lease financing equipment depreciation	19	5	—
Professional services	26	48	12
Amortization of intangibles	13	11	10
Marketing	25	15	9
Deposit and other insurance expense	17	8	6
Other noninterest expense	68	104	40
Total noninterest expense	1,289	1,072	712
Income (loss) before income taxes	468	(1)	358
Provision for income taxes	90	14	55
Income (loss) after income taxes	378	(15)	303
Income attributable to non-controlling interest	1	—	—
Net income (loss) attributable to Huntington Bancshares Inc	377	(15)	303
Dividends on preferred shares	29	43	28
Impact of preferred stock redemption	15	—	—
Net income (loss) applicable to common shares	$333	$(58)	$275
Average common shares—basic	1,463	1,125	1,017
Average common shares—diluted	1,487	1,125	1,031
Net income (loss) per common share—basic	$0.23	$(0.05)	$0.27
Net income (loss) per common share—diluted	0.22	(0.05)	0.27
Return on average total assets	0.86%	(0.05)%	1.01%
Return on average common shareholders’ equity	7.6	(1.9)	10.2
Return on average tangible common shareholders’ equity (1)	11.5	(2.1)	13.2
Net interest margin (2)	2.90	2.66	2.96
Efficiency ratio (3)	74.9	83.1	56.1
Effective tax rate	19.0	(2,353.3)	15.2
Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$1,160	$838	$817
FTE adjustment	7	6	5
Net interest income, FTE (non-GAAP) (2)	1,167	844	822
Noninterest income	535	444	430
Total revenue, FTE (non-GAAP) (2)	$1,702	$1,288	$1,252
(1)Net income (loss) excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 21% tax rate.
(2)On an FTE basis assuming a 21% tax rate.
(3)Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
8 Huntington Bancshares Incorporated

Table of Content

Table 2 - Selected Year to Date Income Statements

	Nine Months Ended September 30,		Change
(amounts in millions, except per share data)	2021	2020	Amount	Percent
Interest income	$3,009	$2,769	$240	9%
Interest expense	39	370	(331)	(89)
Net interest income	2,970	2,399	571	24
Provision for credit losses	89	945	(856)	(91)
Net interest income after provision for credit losses	2,881	1,454	1,427	98
Mortgage banking income	248	277	(29)	(10)
Service charges on deposit accounts	271	223	48	22
Card and payment processing income	241	183	58	32
Trust and investment management services	169	140	29	21
Leasing revenue	58	14	44	314
Capital markets fees	104	91	13	14
Insurance income	77	72	5	7
Bank owned life insurance income	47	49	(2)	(4)
Gain on sale of loans	8	30	(22)	(73)
Net gains (losses) on sales of securities	10	(1)	11	1,100
Other noninterest income	141	104	37	36
Total noninterest income	1,374	1,182	192	16
Personnel costs	1,703	1,267	436	34
Outside data processing and other services	581	273	308	113
Equipment	180	132	48	36
Net occupancy	209	119	90	76
Lease financing equipment depreciation	24	1	23	2,300
Professional services	91	34	57	168
Amortization of intangibles	34	31	3	10
Marketing	54	23	31	135
Deposit and other insurance expense	33	24	9	38
Other noninterest expense	245	135	110	81
Total noninterest expense	3,154	2,039	1,115	55
Income before income taxes	1,101	597	504	84
Provision for income taxes	206	96	110	115
Income after income taxes	895	501	394	79
Income attributable to non-controlling interest	1	—	1	100
Net income attributable to Huntington Bancshares Inc	894	501	393	78
Dividends on preferred shares	103	65	38	58
Impact of preferred stock redemption	15	—	15	100
Net income applicable to common shares	$776	$436	$340	78%

Average common shares—basic	1,202	1,017	185	18%
Average common shares—diluted	1,225	1,032	193	19
Net income per common share—basic	$0.65	$0.43	$0.22	51
Net income per common share—diluted	0.63	0.42	0.21	50

Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$2,970	$2,399	$571	24%
FTE adjustment	19	16	3	19
Net interest income, FTE (non-GAAP) (1)	2,989	2,415	574	24
Noninterest income	1,374	1,182	192	16
Total revenue, FTE (non-GAAP) (1)	$4,363	$3,597	$766	21%
(1)On an FTE basis assuming a 21% tax rate.

2021 3Q Form 10-Q 9

Table of Content
Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended			Change		Change
	September 30,	June 30,	September 30,	3Q21 vs. 3Q20		3Q21 vs. 2Q21
(dollar amounts in millions)	2021	2021	2020	Amount	Percent	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$11,536	$7,636	$5,857	$5,679	97%	$3,900	51%
Interest-bearing deposits in banks	466	319	177	289	163	147	46
Securities:
Trading account securities	49	48	49	—	—	1	2
Available-for-sale securities:
Taxable	20,147	20,096	10,670	9,477	89	51	—
Tax-exempt	3,116	2,832	2,749	367	13	284	10
Total available-for-sale securities	23,263	22,928	13,419	9,844	73	335	1
Held-to-maturity securities—taxable	11,964	7,280	8,932	3,032	34	4,684	64
Other securities	677	479	430	247	57	198	41
Total securities	35,953	30,735	22,830	13,123	57	5,218	17
Loans held for sale	1,525	1,294	1,259	266	21	231	18
Loans and leases: (1)
Commercial:
Commercial and industrial	40,597	34,126	32,464	8,133	25	6,471	19
Commercial real estate:
Construction	1,803	1,310	1,175	628	53	493	38
Commercial	12,891	7,773	6,045	6,846	113	5,118	66
Commercial real estate	14,694	9,083	7,220	7,474	104	5,611	62
Lease financing	4,983	2,798	2,205	2,778	126	2,185	78
Total commercial	60,274	46,007	41,889	18,385	44	14,267	31
Consumer:
Automobile	13,209	12,793	12,889	320	2	416	3
Residential mortgage	18,886	13,768	11,817	7,069	60	5,118	37
Home equity	11,106	9,375	8,878	2,228	25	1,731	18
RV and marine	4,998	4,447	4,020	978	24	551	12
Other consumer	1,458	1,047	1,049	409	39	411	39
Total consumer	49,657	41,430	38,653	11,004	28	8,227	20
Total loans and leases	109,931	87,437	80,542	29,389	36	22,494	26
Allowance for loan and lease losses	(2,219)	(1,828)	(1,720)	(499)	(29)	(391)	(21)
Net loans and leases	107,712	85,609	78,822	28,890	37	22,103	26
Total earning assets	159,411	127,421	110,665	48,746	44	31,990	25
Cash and due from banks	1,535	1,106	1,173	362	31	429	39
Goodwill and other intangible assets	5,578	3,055	2,195	3,383	154	2,523	83
All other assets	9,528	8,076	7,216	2,312	32	1,452	18
Total assets	$173,833	$137,830	$119,529	$54,304	45%	$36,003	26%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$35,690	$29,729	$23,865	$11,825	50%	$5,961	20%
Money market deposits	33,281	28,124	26,200	7,081	27	5,157	18
Savings and other domestic deposits	20,931	15,190	11,157	9,774	88	5,741	38
Core certificates of deposit (2)	3,319	1,832	2,035	1,284	63	1,487	81
Other domestic deposits of $250,000 or more	582	259	175	407	233	323	125
Negotiable CDs, brokered and other deposits	3,905	2,986	4,182	(277)	(7)	919	31
Total interest-bearing deposits	97,708	78,120	67,614	30,094	45	19,588	25
Short-term borrowings	317	241	162	155	96	76	32
Long-term debt	7,587	6,887	9,318	(1,731)	(19)	700	10
Total interest-bearing liabilities	105,612	85,248	77,094	28,518	37	20,364	24
Demand deposits—noninterest-bearing	44,595	34,558	27,435	17,160	63	10,037	29
All other liabilities	3,823	2,608	2,322	1,501	65	1,215	47
Total Huntington Bancshares Inc shareholders’ equity	19,783	15,410	12,678	7,105	56	4,373	28
Non-controlling interest	20	6	—	20	100	14	233
Total equity	19,803	15,416	12,678	7,125	56	4,387	28
Total liabilities and shareholders’ equity	$173,833	$137,830	$119,529	$54,304	45%	$36,003	26%
(1)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(2)Includes consumer certificates of deposit of $250,000 or more.
10 Huntington Bancshares Incorporated

Table of Content

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
	Average Yield Rates (1)
	Three Months Ended
	September 30,	June 30,	September 30,
Fully-taxable equivalent basis (2)	2021	2021	2020
Assets:
Interest-bearing deposits at Federal Reserve Bank	0.17%	0.11%	0.10%
Interest-bearing deposits in banks	0.04	0.01	0.13
Securities:
Trading account securities	2.98	2.96	3.18
Available-for-sale securities:
Taxable	1.34	1.34	1.89
Tax-exempt	2.37	2.42	2.71
Total available-for-sale securities	1.48	1.47	2.06
Held-to-maturity securities—taxable	1.58	1.94	2.28
Other securities	1.43	1.72	1.23
Total securities	1.52	1.59	2.13
Loans held for sale	3.23	2.79	2.82
Loans and leases: (3)
Commercial:
Commercial and industrial	4.04	3.70	3.55
Commercial real estate:
Construction	3.68	3.57	3.40
Commercial	3.17	3.06	2.63
Commercial real estate	3.23	3.13	2.75
Lease financing	4.84	5.00	5.52
Total commercial	3.91	3.67	3.52
Consumer:
Automobile	3.62	3.62	3.93
Residential mortgage	2.95	3.04	3.41
Home equity	4.03	3.79	3.79
RV and marine	4.33	4.13	4.60
Other consumer	7.98	10.17	11.23
Total consumer	3.65	3.69	4.00
Total loans and leases	3.80	3.68	3.75
Total earning assets	3.02	2.96	3.22
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.04	0.04	0.05
Money market deposits	0.08	0.06	0.28
Savings and other domestic deposits	0.03	0.04	0.06
Core certificates of deposit (4)	(0.23)	0.19	1.03
Other domestic deposits of $250,000 or more	0.21	0.26	0.92
Negotiable CDs, brokered and other deposits	0.15	0.16	0.19
Total interest-bearing deposits	0.05	0.06	0.18
Short-term borrowings	0.14	0.47	0.30
Long-term debt (5)	1.81	4.97	1.87
Total interest-bearing liabilities	0.17	0.45	0.39

Net interest rate spread	2.85	2.51	2.83
Impact of noninterest-bearing funds on margin	0.05	0.15	0.13
Net interest margin	2.90%	2.66%	2.96%
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
(5)    Reflects the mark-to-market impact of interest rate caps of a detriment of $55 million, or 318 bps, for 2Q 2021. There was no impact for 3Q 2021 or 2020.
2021 3Q Form 10-Q 11

Table of Content
2021 Third Quarter versus 2020 Third Quarter
Net interest income for the 2021 third quarter increased $343 million, or 42%, from the 2020 third quarter. FTE net interest income, a non-GAAP financial measure, for the 2021 third quarter increased $345 million, or 42%, from the 2020 third quarter. The increase in FTE net interest income reflected a $48.7 billion, or 44%, increase in average earning assets, partially offset by a 6 basis point decrease in the FTE net interest margin to 2.90%. Net interest income in the 2021 third quarter was impacted by the TCF acquisition, including purchase accounting net accretion, which favorably impacted the NIM by approximately 9 basis points, and also included $30 million of deferred PPP loan fees recognized upon receipt of forgiveness payments from the SBA, which favorably impacted the NIM by approximately 8 basis points. The year-over-year decreases in earning asset yields and average liability costs also reflected the impact of lower interest rates and changes in balance sheet mix, including elevated average deposits at the FRB.
Average earning assets for the 2021 third quarter increased $48.7 billion, or 44%, from the year-ago quarter, primarily reflecting a $29.4 billion, or 36%, increase in average total loans and leases, a $13.1 billion, or 57%, increase in average securities and $5.7 billion, or 97%, increase in interest-bearing deposits at the FRB. The $29.4 billion, or 36%, increase in average total loans and leases was impacted by the TCF acquisition and robust portfolio mortgage production, partially offset by a decrease in average PPP loans. Average securities increased $13.1 billion, or 57%, primarily due to the TCF acquisition and the purchase of securities to deploy excess liquidity.
Average total interest-bearing liabilities for the 2021 third quarter increased $28.5 billion, or 37%, from the year-ago quarter. Average total deposits increased $47.3 billion, or 50%, while average total core deposits increased $47.1 billion, or 52%. Increases across categories reflect the impact of the TCF acquisition, the increase in average total deposits was additionally driven by elevated balances in core deposits largely related to residual government stimulus balances and improved retention. Specifically within core deposits, average total demand deposits increased $29.0 billion, or 57%, average savings and other domestic deposits increased $9.8 billion, or 88%, average money market deposits increased $7.1 billion, or 27%, and average core CDs increased $1.3 billion, or 63%. The increase in average core CDs due to the acquisition of TCF was partially offset by the maturity of balances related to the 2018 consumer deposit growth initiatives. Average total debt decreased $1.6 billion, or 17%, primarily reflecting the repayment and maturity of long-term debt over the past five quarters due to the strong core deposit growth, partially offset by $2.8 billion of debt assumed in the TCF acquisition.
2021 Third Quarter versus 2021 Second Quarter
Net interest income increased $322 million, or 38%, compared to the 2021 second quarter. FTE net interest income, a non-GAAP financial measure, increased $323 million, or 38%, compared to the 2021 second quarter, reflecting a $32.0 billion, or 25% increase in average earning assets and a 24 basis point increase in the FTE net interest margin. Net interest income for the 2021 third quarter included a full-quarter impact from the TCF acquisition, compared to the partial quarter impact to the 2021 second quarter. The NIM increase reflected the negative $55 million, or a 17 basis point, 2021 second quarter mark-to-market of interest rate caps and a $26 million, or a 6 basis point, third quarter 2021 increase in purchase accounting net accretion from the TCF acquisition, partially offset by larger average deposit balances at the FRB. The interest rate caps were exited in the 2021 second quarter. Accelerated recognition of deferred PPP loan fees were $30 million in both the 2021 third quarter and 2021 second quarter.
Average earning assets increased $32.0 billion, or 25%, primarily reflecting a $22.5 billion, or 26%, increase in average loans and leases and a $5.2 billion, or 17%, increase in average securities. Average balances across earning assets categories reflect the full-quarter impact from the TCF acquisition. The increase in average loan and lease growth was partially offset by the reduction of PPP loans due to forgiveness. Additionally, the increase in average securities reflected the purchase of securities to deploy excess liquidity.
Average total interest-bearing liabilities increased $20.4 billion, or 24%, when compared to the 2021 second quarter. Average total deposits increased $29.6 billion, or 26%, and average total core deposits increased $28.4 billion, or 26%. The increase in average total interest-bearing liabilities and deposits was primarily due to the full-quarter impact from the TCF acquisition. Specifically, within core deposits, average total demand deposits increased $16.0 billion, or 25%.
12 Huntington Bancshares Incorporated

Table of Content

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
(dollar amounts in millions)
	YTD Average Balances				YTD Average Rates (1)
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
Fully-taxable equivalent basis (2)	2021	2020	Amount	Percent	2021	2020
Assets:
Interest-bearing deposits at Federal Reserve Bank	$8,432	$3,326	$5,106	154%	0.13%	0.17%
Interest-bearing deposits in banks	322	166	156	94	0.04	0.62
Securities:
Trading account securities	50	61	(11)	(18)	3.21	2.94
Available-for-sale securities:
Taxable	18,376	11,171	7,205	64	1.33	2.28
Tax-exempt	2,868	2,743	125	5	2.43	2.92
Total available-for-sale securities	21,244	13,914	7,330	53	1.48	2.41
Held-to-maturity securities—taxable	9,185	9,384	(199)	(2)	1.81	2.39
Other securities	524	450	74	16	1.57	1.28
Total securities	31,003	23,809	7,194	30	1.58	2.38
Loans held for sale	1,404	1,055	349	33	2.90	3.11
Loans and leases: (3)
Commercial:
Commercial and industrial	35,657	31,328	4,329	14	3.90	3.67
Commercial real estate:
Construction	1,392	1,180	212	18	3.58	3.93
Commercial	8,953	5,833	3,120	53	3.02	3.17
Commercial real estate	10,345	7,013	3,332	48	3.09	3.29
Lease financing	3,336	2,276	1,060	47	4.96	5.44
Total commercial	49,338	40,617	8,721	21	3.80	3.71
Consumer:
Automobile	12,891	12,832	59	—	3.65	3.94
Residential mortgage	14,941	11,558	3,383	29	3.02	3.54
Home equity	9,771	8,933	838	9	3.86	4.09
RV and marine	4,549	3,773	776	21	4.26	4.73
Other consumer	1,161	1,105	56	5	9.52	11.60
Total consumer	43,313	38,201	5,112	13	3.70	4.15
Total loans and leases	92,651	78,818	13,833	18	3.75	3.92
Allowance for loan and lease losses	(1,953)	(1,506)	(447)	(30)
Net loans and leases	90,698	77,312	13,386	17
Total earning assets	133,812	107,174	26,638	25	3.03%	3.47%
Cash and due from banks	1,242	1,128	114	10
Goodwill and other intangible assets	3,615	2,206	1,409	64
All other assets	8,356	6,966	1,390	20
Total assets	$145,072	$115,968	$29,104	25%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$30,776	$22,985	$7,791	34%	0.04%	0.17%
Money market deposits	29,243	25,544	3,699	14	0.07	0.49
Savings and other domestic deposits	16,165	10,468	5,697	54	0.03	0.11
Core certificates of deposit (4)	2,186	2,990	(804)	(27)	0.05	1.59
Other domestic deposits of $250,000 or more	320	242	78	32	0.23	1.31
Negotiable CDs, brokered and other deposits	3,417	3,728	(311)	(8)	0.16	0.45
Total interest-bearing deposits	82,107	65,957	16,150	24	0.05	0.37
Short-term borrowings	256	1,452	(1,196)	(82)	0.26	1.23
Long-term debt (5)	7,413	9,730	(2,317)	(24)	0.10	2.39
Total interest-bearing liabilities	89,776	77,139	12,637	16	0.06	0.64
Demand deposits—noninterest-bearing	36,139	24,394	11,745	48	—	—
All other liabilities	2,952	2,347	605	26
Total Huntington Bancshares Inc shareholders’ equity	16,196	12,088	4,108	34
Non-controlling interest	9	—	9	100
Total Equity	16,205	12,088	4,117	34
Total liabilities and shareholders’ equity	$145,072	$115,968	$29,104	25%
Net interest rate spread					2.97	2.83
Impact of noninterest-bearing funds on margin					0.02	0.18
Net interest margin					2.99%	3.01%
(1)Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.
(2)FTE yields are calculated assuming a 21% tax rate.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans.
(4)Includes consumer certificates of deposit of $250,000 or more.
(5)Reflects the mark-to-market impact of interest rate caps, a benefit of $89 million, or 161 bps, for the first nine-month period of 2021. There was no impact for the first nine-month period of 2020.
2021 3Q Form 10-Q 13

Table of Content
2021 First Nine Months versus 2020 First Nine Months
Net interest income for the first nine-month period of 2021 increased $571 million, or 24%. FTE net interest income, a non-GAAP financial measure, for the first nine-month period of 2021 increased $574 million, or 24%. The increase in FTE net interest income reflected the benefit of a $26.6 billion, or 25%, increase in average total earning assets, partially offset by a 2 basis point decrease in the FTE net interest margin. The increase in average total earning assets included a $13.8 billion, or 18%, increase in average loans and leases and a $7.2 billion, or 30%, increase in average securities. Average balances across earning assets categories reflect the late second-quarter 2021 TCF acquisition. The increase in average loans and leases additionally includes an increase in average PPP loans and average securities additionally reflected the purchase of securities to deploy excess liquidity. Average earning asset yields decreased 44 basis points due to lower interest rates on loans (down 17 basis points), a decline in securities yields and elevated deposits at the Federal Reserve Bank. Average funding costs decreased 58 basis points, primarily driven by lower cost of interest-bearing deposits (down 32 basis points) and the impact of the mark-to-market of interest rate caps (benefit of 9 basis points). The benefit from noninterest-bearing funding declined 16 basis points.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and unfunded lending commitments.
The provision for credit losses for the 2021 third quarter was a benefit of $62 million, a decrease of $239 million, or 135%, compared to the 2020 third quarter. On a year-to-date basis, provision for credit losses for the first nine-month period of 2021 was $89 million, a decrease of $856 million, or 91%, compared to the year-ago period. The reduction in provision expense over the prior year quarter was primarily attributed to the improvement in the macroeconomic scenarios resulting primarily from lower forecasted unemployment. The reduction in provision expense over prior year-to-date was primarily attributed to the improvement in the macroeconomic scenarios, partially offset by the TCF acquisition initial provision for credit losses of $294 million ($234 million from non-PCD loans and leases and $60 million from acquired unfunded lending commitments).
14 Huntington Bancshares Incorporated

Table of Content
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			3Q21 vs. 3Q20		3Q21 vs. 2Q21
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2021	2021	2020	Amount	Percent	Amount	Percent
Mortgage banking income	$81	$67	$122	$(41)	(34)%	$14	21%
Service charges on deposit accounts	114	88	76	38	50	26	30
Card and payment processing income	96	80	66	30	45	16	20
Trust and investment management services	61	56	48	13	27	5	9
Leasing revenue	42	12	3	39	1,300	30	250
Capital markets fees	40	35	27	13	48	5	14
Insurance income	25	25	24	1	4	—	—
Bank owned life insurance income	15	16	17	(2)	(12)	(1)	(6)
Gain on sale of loans	2	3	13	(11)	(85)	(1)	(33)
Net gains (losses) on sales of securities	—	10	—	—	—	(10)	(100)
Other noninterest income	59	52	34	25	74	7	13
Total noninterest income	$535	$444	$430	$105	24%	$91	20%
2021 Third Quarter versus 2020 Third Quarter
Total noninterest income for the 2021 third quarter increased $105 million, or 24%, from the year-ago quarter. Leasing revenue increased $39 million, primarily reflecting the addition of TCF’s portfolio of products. Service charges on deposit accounts increased $38 million, or 50%, due primarily to the addition of TCF customers prior to conversion to Huntington’s product and service set. Card and payment processing income increased $30 million, or 45%, reflecting higher interchange income that was primarily the result of the acquisition, but also higher customer transaction volumes. Other noninterest income increased $25 million, or 74%, primarily reflecting purchase accounting accretion from acquired unfunded loan commitments, a $6 million gain from branch divestiture, and increased amortization of upfront card-related contract renewal fees. Trust and investment management services increased $13 million, or 27%, reflecting continued strong net asset flows, positive equity market performance, and the TCF acquisition. Capital markets fees increased $13 million, or 48%, primarily reflecting higher loan syndication and interest rate derivatives. Partially offsetting these increases, mortgage banking income decreased $41 million, or 34%, primarily reflecting lower secondary marketing spreads.
2021 Third Quarter versus 2021 Second Quarter
Compared to the 2021 second quarter, total noninterest income increased $91 million, or 20%. Leasing revenue increased $30 million, primarily reflecting TCF’s leasing activities following the acquisition. Service charges on deposit accounts increased $26 million, or 30%, due primarily to the first full-quarter addition of TCF customers prior to the conversion to Huntington’s product and service set. Card and payment processing income increased $16 million, or 20%, primarily reflecting higher interchange income as a result of the TCF acquisition. Mortgage banking income increased $14 million, or 21%, primarily reflecting an increase in secondary marketing spreads and an increase in salable mortgage originations due to a full-quarter of volume added from the TCF acquisition. Other noninterest income increased $7 million, or 13%, primarily reflecting purchase accounting accretion from acquired unfunded loan commitments and a $6 million gain from branch divestitures. Partially offsetting these increases, gains on sales of securities decreased $10 million, reflecting securities portfolio optimization in the 2021 second quarter.
2021 3Q Form 10-Q 15

Table of Content

Table 6 - Noninterest Income—2021 First Nine Months Ended vs. 2020 First Nine Months Ended
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Mortgage banking income	$248	$277	$(29)	(10)%
Service charges on deposit accounts	271	223	48	22
Card and payment processing income	241	183	58	32
Trust and investment management services	169	140	29	21
Leasing revenue	58	14	44	314
Capital markets fees	104	91	13	14
Insurance income	77	72	5	7
Bank owned life insurance income	47	49	(2)	(4)
Gain on sale of loans	8	30	(22)	(73)
Net gains (losses) on sales of securities	10	(1)	11	1,100
Other noninterest income	141	104	37	36
Total noninterest income	$1,374	$1,182	$192	16%
Noninterest income for the first nine-month period of 2021 increased $192 million, or 16%, from the year-ago period. The first nine-month period of 2021 noninterest income across categories was impacted by the June 2021 acquisition of TCF. Card and payment processing income increased $58 million, or 32%, primarily reflecting higher interchange income resulting from the TCF acquisition in addition to reduced customer activity as a result of the pandemic stay-at-home orders in the beginning of the prior year period. Service charges on deposit accounts increased $48 million, or 22%, primarily due to the impact of the addition of TCF customers prior to the conversion to Huntington’s product and service set, in addition to prior year period reflected pandemic-related fee waivers occurring through June. Leasing revenue increased $44 million primarily reflecting the addition of TCF’s portfolio of products. Other noninterest income increased $37 million, or 36%, primarily reflecting increased mezzanine investment income, increased amortization of upfront card-related contract renewal fees, purchase accounting accretion from acquired unfunded loan commitments and a $6 million gain from branch divestiture, partially offset by the prior year period gain on the annuitization of a retiree health plan. Trust and investment management services increased $29 million, or 21%, primarily reflecting higher sales production and overall market performance. Net gains (losses) on sales of securities increased $11 million, reflecting securities portfolio optimization. These increases were offset by a decrease in mortgage banking of $29 million, or 10%, primarily reflecting decreased spreads on salable originations, partially offset by an increase in volume added from the TCF acquisition, and a $22 million decrease in gain on sale of loans reflecting lower SBA loan sales resulting from the strategic decision to retain SBA loans on the balance sheet.
16

Table of Content
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three Months Ended			3Q21 vs. 3Q20		3Q21 vs. 2Q21
	September 30,	June 30,	September 30,	Change		Change
(dollar amounts in millions)	2021	2021	2020	Amount	Percent	Amount	Percent
Personnel costs	$643	$592	$453	$190	42%	$51	9%
Outside data processing and other services	304	162	98	206	210	142	88
Equipment	79	55	44	35	80	24	44
Net occupancy	95	72	40	55	138	23	32
Lease financing equipment depreciation	19	5	—	19	100	14	280
Professional services	26	48	12	14	117	(22)	(46)
Amortization of intangibles	13	11	10	3	30	2	18
Marketing	25	15	9	16	178	10	67
Deposit and other insurance expense	17	8	6	11	183	9	113
Other noninterest expense	68	104	40	28	70	(36)	(35)
Total noninterest expense	$1,289	$1,072	$712	$577	81%	$217	20%
Number of employees (average full-time equivalent)	20,908	17,018	15,680	5,228	33%	3,890	23%
Impacts of TCF acquisition-related expenses:

	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in millions)	2021	2021	2020
Personnel costs	$36	$110	$—
Outside data processing and other services	140	33	—
Net occupancy	36	35	—
Equipment	5	3	—
Professional services	9	36	—
Marketing	3	—	—
Other noninterest expense	5	52	—
Total noninterest expense adjustments	$234	$269	$—
2021 Third Quarter versus 2020 Third Quarter
Total noninterest expense for the 2021 third quarter increased $577 million, or 81%, from the year-ago quarter, primarily reflecting the impact of the TCF acquisition and the TCF acquisition-related expenses. Outside data processing and other services increased $206 million, or 210%, reflecting TCF acquisition-related expenses and an increase in technology investments. Personnel costs increased $190 million, or 42%, primarily reflecting higher salaries and incentives related to a 33% increase in average full-time equivalent employees as a result of the TCF acquisition, as well as TCF acquisition-related expenses. Net occupancy expense increased $55 million, or 138%, and professional services expense increased $14 million, or 117%, both primarily due to TCF acquisition-related expense. Equipment expense increased $35 million, or 80%, and lease financing equipment depreciation increased $19 million, primarily as a result of the impact of the TCF acquisition. Other noninterest expense increased $28 million, or 70%, reflecting a prior year quarter benefit to legal expense, and an increase in expenses due to the impact of the TCF acquisition and TCF acquisition-related expenses. Marketing expense increased $16 million, or 178%, reflecting an increase in acquisition, deepening, and spend in new markets.
2021 3Q Form 10-Q 17

Table of Content
2021 Third Quarter versus 2021 Second Quarter
Total noninterest expense increased $217 million, or 20%, from the 2021 second quarter. Noninterest expense in the 2021 third quarter across categories was impacted by a full-quarter impact from the TCF acquisition, compared to the late-quarter impact to the 2021 second quarter. TCF acquisition-related expenses totaled $234 million in 2021 third quarter, compared to $269 million in 2021 second quarter. Outside data processing and other services increased $142 million, or 88%, primarily due to an increase in TCF acquisition-related expenses. Personnel costs increased $51 million, or 9%, as the full quarter impact from the TCF acquisition was partially offset by a decrease in TCF acquisition-related expenses. Equipment expense increased $24 million, or 44%, net occupancy expenses increased $23 million, or 32%, and lease financing equipment depreciation increased $14 million, all primarily due to the impact from the TCF acquisition. Partially offsetting these increases, other noninterest expense decreased $36 million, or 35%, and professional services expense decreased $22 million, or 46%, both primarily due to a decrease in TCF acquisition-related expenses.

Table 8 - Noninterest Expense—2021 First Nine Months Ended vs. 2020 First Nine Months Ended

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Personnel costs	$1,703	$1,267	$436	34%
Outside data processing and other services	581	273	308	113
Equipment	180	132	48	36
Net occupancy	209	119	90	76
Lease financing equipment depreciation	24	1	23	2,300
Professional services	91	34	57	168
Amortization of intangibles	34	31	3	10
Marketing	54	23	31	135
Deposit and other insurance expense	33	24	9	38
Other noninterest expense	245	135	110	81
Total noninterest expense	$3,154	$2,039	$1,115	55%
Impacts of TCF acquisition-related expenses:

	Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020
Personnel costs	$146	$—
Outside data processing and other services	181	—
Net occupancy	74	—
Equipment	9	—
Professional services	53	—
Marketing	3	—
Other noninterest expense	58	—
Total noninterest expense adjustments	$524	$—
Noninterest expense increased $1.1 billion, or 55%, from the year-ago period, primarily reflecting the impact of the TCF acquisition and the TCF acquisition-related expenses. Personnel costs increased $436 million, or 34%, primarily reflecting the impact of the TCF acquisition, as well as TCF acquisition-related expenses. Outside data processing and other services increased $308 million, or 113%, primarily reflecting TCF acquisition-related expense and an increase in technology investments. Other noninterest expense increased $110 million, or 81%, primarily as a result of TCF acquisition-related expense and an increase in foundation donations. Net occupancy expense increased $90 million, or 76%, and professional services expense increased $57 million, or 168%, both primarily reflecting TCF acquisition-related expense. Marketing expense increased $31 million, or 135%, primarily reflecting investment in new product launches and brand marketing in new markets and a return to pre-pandemic levels. Lease financing equipment depreciation increased $23 million, primarily due to the impact of the TCF acquisition.
18 Huntington Bancshares Incorporated

Table of Content
Provision for Income Taxes
The provision for income taxes in the 2021 third quarter was $90 million, compared with $55 million in the 2020 third quarter and $14 million in the 2021 second quarter. The provision for income taxes for the nine-month period ended September 30, 2021 and September 30, 2020 was $206 million and $96 million, respectively. All periods included the benefits from tax-exempt income, tax-advantaged investments, general business credits, investments in qualified affordable housing projects, and capital losses. The effective tax rates for the 2021 third quarter, 2020 third quarter, and 2021 second quarter were 19.0%, 15.2%, and (2,353.3)%, respectively. Excluding TCF acquisition-related expenses of $269 million, the related tax benefit of $51 million and discrete tax expenses of $16 million, the effective tax rate in the 2021 second quarter would have been 18.8%. The effective tax rates for the nine-month periods ended September 30, 2021 and September 30, 2020 were 18.7% and 16.0%, respectively. The variance between the 2021 third quarter compared to the 2020 third quarter, and the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020 in the provision for income taxes and effective tax rates relates primarily to higher pre-tax income, discrete tax expenses and the impact of stock-based compensation. The net federal deferred tax liability was $151 million and the net state deferred tax asset was $20 million at September 30, 2021.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The 2010 and 2011 tax years remain under exam by the IRS. While the statute of limitations remains open for tax years 2012 through 2019, the IRS has advised that tax years 2012 through 2014 will not be audited and is currently examining the 2015 and 2016 federal income tax returns. Also, with few exceptions, we are no longer subject to state and local income tax examinations for tax years before 2016.
RISK MANAGEMENT AND CAPITAL
We use a multi-faceted approach to risk governance. It begins with the Board of Directors defining our risk appetite as aggregate moderate-to-low, through-the-cycle. Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. Controls include, among others, effective segregation of duties, access management, and authorization and reconciliation procedures, as well as staff education and a disciplined assessment process.
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
2021 3Q Form 10-Q 19

Table of Content
We focus on the early identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our ongoing expansion of portfolio management resources is central to our commitment to maintaining an aggregate moderate-to-low, through-the-cycle risk appetite. In our efforts to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2020 Annual Report on Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 9 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	September 30, 2021		December 31, 2020
Commercial:
Commercial and industrial	$40,452	36%	$33,151	40%
Commercial real estate:
Construction	1,812	2	1,035	1
Commercial	12,882	12	6,164	8
Commercial real estate	14,694	14	7,199	9
Lease financing	4,991	5	2,222	3
Total commercial	60,137	55	42,572	52
Consumer:
Automobile	13,305	12	12,778	16
Residential mortgage	18,922	17	12,141	15
Home equity	10,919	10	8,894	11
RV and marine	5,052	4	4,190	5
Other consumer	2,232	2	1,033	1
Total consumer	50,430	45	39,036	48
Total loans and leases	$110,567	100%	$81,608	100%
Our loan portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. There are no identified portfolio level concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low, through-the-cycle risk appetite. Changes to existing concentration limits, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics, require the approval of the ROC prior to implementation.
Commercial Credit
Refer to the “Commercial Credit” section of our 2020 Annual Report on Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2020 Annual Report on Form 10-K for our consumer credit underwriting and on-going credit management processes.
20 Huntington Bancshares Incorporated

Table of Content
The table below provides our total loan and lease portfolio by industry type. The changes in the industry composition from December 31, 2020 primarily relate to the TCF acquisition along with portfolio growth.

Table 10 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	September 30, 2021		December 31, 2020
Commercial loans and leases:
Real estate and rental and leasing	$13,791	12%	$6,962	9%
Manufacturing	7,153	6	5,556	7
Retail trade (1)	5,591	5	5,111	6
Health care and social assistance	4,874	4	3,646	4
Finance and insurance	4,357	4	3,389	4
Accommodation and food services	3,904	4	3,100	4
Wholesale trade	3,700	3	2,652	3
Transportation and warehousing	3,246	3	1,401	2
Other services	2,138	2	1,613	2
Construction	2,133	2	1,389	2
Professional, scientific, and technical services	1,985	2	2,051	3
Arts, entertainment, and recreation	1,595	1	744	1
Admin./Support/Waste Mgmt. and Remediation Services	1,347	1	975	1
Information	868	1	829	1
Utilities	797	1	793	1
Educational services	793	1	735	1
Public administration	761	1	662	1
Mining, quarrying, and oil and gas extraction	496	1	601	—
Agriculture, forestry, fishing and hunting	449	—	157	—
Management of companies and enterprises	129	—	144	—
Unclassified/other	30	—	62	—
Total commercial loans and leases by industry category	60,137	54	42,572	52
Automobile	13,305	12	12,778	16
Residential mortgage	18,922	17	12,141	15
Home equity	10,919	10	8,894	11
RV and marine	5,052	5	4,190	5
Other consumer loans	2,232	2	1,033	1
Total loans and leases	$110,567	100%	$81,608	100%
(1)    Amounts include $1.1 billion and $2.4 billion of auto dealer services loans at September 30, 2021 and December 31, 2020, respectively.
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
Credit quality performance in the 2021 third quarter reflected total NCOs as a percent of average loans, annualized, of 0.20%, down from 0.28% in the prior quarter. Total NCOs were $55 million, a decrease of $7 million from the prior quarter, driven by a $12 million decrease in Commercial NCOs, partially offset by a $5 million increase in Consumer NCOs. NPAs decreased from the prior quarter by $121 million, or 12%, largely driven by decreases in the C&I and residential mortgage portfolios.
2021 3Q Form 10-Q 21

Table of Content
NPAs, NALs, AND TDRs
(This section should be read in conjunction with Note 5 “Loans / Leases” and Note 6 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2020 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $657 million of commercial related NALs at September 30, 2021, $421 million, or 64%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail.

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Nonaccrual loans and leases (NALs):
Commercial and industrial	$494	$349
Commercial real estate	103	15
Lease financing	60	4
Automobile	3	4
Residential mortgage	108	88
Home equity	87	70
RV and marine	6	2
Other consumer	—	—
Total nonaccrual loans and leases	861	532
Other real estate, net:
Residential	6	4
Commercial	1	—
Total other real estate, net	7	4
Other NPAs (1)	25	27
Total nonperforming assets	$893	$563

Nonaccrual loans and leases as a % of total loans and leases	0.78%	0.65%
NPA ratio (2)	0.81	0.69
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
2021 Third Quarter versus 2020 Fourth Quarter.
Total NPAs increased $330 million, or 59%, compared with December 31, 2020, largely driven by the TCF acquisition.
TDR Loans
(This section should be read in conjunction with Note 5 “Loans / Leases” of the Notes to Unaudited Condensed Consolidated Financial Statements and TDR Loans section appearing in Huntington’s 2020 Annual Report on Form 10-K.)
Over the past five quarters, the accruing component of the total TDR balance has been consistently over 75%, indicating there is no identified credit loss and the borrowers continue to make their monthly payments. As of September 30, 2021, over 80% of the $407 million of accruing TDRs secured by residential real estate (residential mortgage and home equity in Table 12) are current on their required payments, with over 59% of the accruing pool having had no delinquency in the past 12 months. There is limited migration from the accruing to nonaccruing components, and virtually all of the charge-offs come from the nonaccruing TDR balances.
TDRs identified by TCF prior to acquisition date are not included in our TDR disclosures as all such loans and leases were recorded at fair value as of the acquisition date. Subsequent modifications are evaluated for potential treatment as TDRs in accordance with Huntington’s accounting policies.
22 Huntington Bancshares Incorporated

Table of Content
The table below presents our accruing and nonaccruing TDRs.

Table 12 - Accruing and Nonaccruing Troubled Debt Restructured Loans (1)
(dollar amounts in millions)	September 30, 2021	December 31, 2020
TDRs—accruing:
Commercial and industrial	$113	$193
Commercial real estate	25	33
Automobile	45	50
Residential mortgage	244	248
Home equity	162	187
RV and marine	7	6
Other consumer	7	9
Total TDRs—accruing	603	726
TDRs—nonaccruing:
Commercial and industrial	78	95
Commercial real estate	1	3
Automobile	2	2
Residential mortgage	48	51
Home equity	25	30
RV and marine	1	1
Total TDRs—nonaccruing	155	182
Total TDRs	$758	$908
(1)Loan modifications under the CARES Act, as amended and interagency regulatory guidance are not considered TDRs.
Overall TDRs decreased $150 million, compared with December 31, 2020, with declines in all portfolios with the exception of RV and marine. Huntington continues to proactively work with our borrowing relationships that require assistance. The resulting loan structures enable our borrowers to meet their commitments and Huntington to retain earning assets. The accruing TDRs meet the well secured definition and have demonstrated a period of satisfactory payment performance.
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
2021 3Q Form 10-Q 23

Table of Content
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
The macroeconomic scenarios evaluated by Huntington during the 2021 third quarter continued to reflect the impact of the COVID-19 pandemic. The baseline scenario used for the quarter assumes that the worst of the economic disruption from the pandemic has passed, with the expectation that subsequent waves of the virus will not carry the same level of economic disruption experienced to date. The unemployment variable is incorporated within our models as both a rate of change variable and an absolute level variable. Historically, changes in unemployment have taken gradual paths resulting in more measured impacts each quarter.
The table below is intended to show how the forecasted path of these key macroeconomic variables has changed since the end of 2020:

Table 13 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2020	2021		2022
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2020	7.2%	7.5%	7.2%	6.4%	5.5%
1Q 2021	N/A	6.3	5.7	5.0	4.5
2Q 2021	N/A	5.9	4.5	3.7	3.5
3Q 2021	N/A	N/A	4.6	3.7	3.5

Gross Domestic Product (1)
4Q 2020	3.0%	3.8%	5.8%	4.4%	3.9%
1Q 2021	N/A	5.2	5.8	5.3	3.5
2Q 2021	N/A	10.6	6.5	2.7	1.9
3Q2021	N/A	N/A	6.4	2.4	1.9

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment related to the COVID-19 pandemic. Management considered multiple macroeconomic forecasts that reflected a range of possible outcomes in order to capture the severity of and the economic disruption associated with the pandemic. While we have incorporated our estimated impact of COVID-19 into our ACL, the ultimate impact remains uncertain, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.
Given significant COVID-19 specific government relief programs established during 2020 and additional stimulus spending enacted into law during 2021, management developed additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve (collectively assessed) will continue to utilize the scenario weighting approach established in prior quarters. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2021 ACL included a material general reserve component as well as additional industry specific risk profiles, including profiles related to the commercial real estate portfolio, to capture economic uncertainty not addressed within the quantitative transaction reserve.
24 Huntington Bancshares Incorporated

Table of Content
Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded lending commitments, where appropriate. Losses related to the unfunded lending commitments are then recorded as AULC within other liabilities in the Unaudited Condensed Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
The table below reflects the allocation of our ALLL among our various loan categories.

Table 14 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	September 30, 2021		December 31, 2020
ALLL
Commercial
Commercial and industrial	$801	36%	$879	40%
Commercial real estate	678	14	297	9
Lease financing	70	5	60	3
Total commercial	1,549	55	1,236	52
Consumer
Automobile	122	12	166	16
Residential mortgage	127	17	79	15
Home equity	108	10	124	11
RV and marine	111	4	129	5
Other consumer	90	2	80	1
Total consumer	558	45	578	48
Total ALLL	2,107	100%	1,814	100%
AULC	98		52
Total ACL	$2,205		$1,866
Total ALLL as a % of
Total loans and leases		1.91%		2.22%
Nonaccrual loans and leases		245		341
NPAs		236		323
Total ACL as % of
Total loans and leases		1.99%		2.29%
Nonaccrual loans and leases		256		351
NPAs		247		332
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
2021 Third Quarter versus 2020 Fourth Quarter
At September 30, 2021, the ALLL was $2.1 billion, an increase of $293 million compared to the December 31, 2020 balance of $1.8 billion, primarily reflecting the impact of the TCF acquisition. The ALLL to total loans and leases ratio decreased 31 basis points to 1.91%.
The ACL to total loans and leases ratio was 1.99% at September 30, 2021 compared to 2.29% at December 31, 2020. The decrease primarily reflects an improvement in the economic outlook.
2021 3Q Form 10-Q 25

Table of Content
NCOs

Table 15 - Quarterly Net Charge-off Analysis
	Three Months Ended
	September 30,	June 30,	September 30,
(dollar amounts in millions)	2021	2021	2020
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$28	$37	$70
Commercial real estate:
Construction	(1)	—	(1)
Commercial	8	17	13
Commercial real estate	7	17	12
Lease financing	12	5	7
Total commercial	47	59	89
Consumer:
Automobile	(4)	(4)	10
Residential mortgage	—	—	1
Home equity	(3)	(1)	—
RV and marine	—	—	4
Other consumer	15	8	9
Total consumer	8	3	24
Total net charge-offs	$55	$62	$113

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.28%	0.43%	0.88%
Commercial real estate:
Construction	(0.14)	(0.04)	(0.25)
Commercial	0.26	0.81	0.80
Commercial real estate	0.21	0.69	0.63
Lease financing	0.87	0.93	1.10
Total commercial	0.31	0.51	0.85
Consumer:
Automobile	(0.10)	(0.13)	0.31
Residential mortgage	—	—	0.03
Home equity	(0.08)	(0.08)	(0.02)
RV and marine	(0.01)	0.02	0.38
Other consumer	3.97	3.13	3.55
Total consumer	0.07	0.02	0.24
Net charge-offs as a % of average loans	0.20%	0.28%	0.56%
2021 Third Quarter versus 2021 Second Quarter
NCOs were an annualized 0.20% of average loans and leases in the current quarter, down from 0.28% in the 2021 second quarter, and below our average through-the-cycle target range of 0.35% - 0.55%. Annualized NCOs for the commercial portfolios were 0.31% in the current quarter compared to 0.51% in the 2021 second quarter. Consumer charge-offs were higher in the quarter, consistent with our expectations, but still well below the longer term run rate.

26 Huntington Bancshares Incorporated

Table of Content
The table below reflects NCO detail for the nine-month periods ended September 30, 2021 and 2020:

Table 16 - Year to Date Net Charge-off Analysis
(dollar amounts in millions)
	Nine months ended September 30,
	2021	2020
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$93	$233
Commercial real estate:
Construction	(1)	—
Commercial	22	11
Commercial real estate	21	11
Lease financing	41	8
Total commercial	155	252
Consumer:
Automobile	(6)	27
Residential mortgage	—	2
Home equity	(4)	5
RV and marine	3	10
Other consumer	33	41
Total consumer	26	85
Total net charge-offs	$181	$337

	Nine months ended September 30,
	2021	2020
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.35%	1.00%
Commercial real estate:
Construction	(0.08)	(0.06)
Commercial	0.32	0.25
Commercial real estate	0.27	0.20
Lease financing	1.64	0.43
Total commercial	0.42	0.83
Consumer:
Automobile	(0.06)	0.28
Residential mortgage	—	0.02
Home equity	(0.05)	0.09
RV and marine	0.09	0.34
Other consumer	3.72	4.99
Total consumer	0.08	0.30
Net charge-offs as a % of average loans	0.26%	0.57%

2021 First Nine Months versus 2020 First Nine Months
NCOs decreased $156 million in the first nine-month period of 2021 to $181 million. The decrease was evident across both the commercial and consumer portfolios. The commercial decrease was primarily a function of elevated losses associated within the oil and gas portfolio in 2020, while the consumer decrease was broad based due to positive portfolio performance throughout 2021.
2021 3Q Form 10-Q 27

Table of Content
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
In measuring the financial risks associated with interest rate sensitivity in Huntington’s balance sheet, Huntington compares a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward reflects the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios which are instantaneous parallel rate shifts, and “ramp” scenarios where the parallel shift is applied gradually over the first 12 months of the forecast on a pro rata basis. In both shock and ramp scenarios with falling rates, Huntington presumes that market rates will not go below 0%. The scenarios are inclusive of all executed interest rate risk hedging activities. Forward starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.

Table 17 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.3%	-2.0%	-4.0%
September 30, 2021	-1.9	4.0	8.2
December 31, 2020	-1.1	3.4	7.3
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual (“ramp” as defined above) +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months as well as an instantaneous parallel shock of -25 basis points.
Huntington’s NII at Risk is within the Board of Directors’ policy limits for the +100 and +200 basis point scenarios. NII at Risk was operating outside the Board of Directors’ policy limit for the -25 basis point scenario at September 30, 2021. This breach was escalated to the Board of Directors’ ROC. On October 19, 2021, as part of our annual Corporate Risk Appetite review process, the ROC reviewed all established limits and determined an update to the limit was appropriate. The ROC approved an increase to the -25 basis point policy limit bringing this metric back into compliance.
The NII at Risk shows that the balance sheet is asset sensitive at both September 30, 2021, and December 31, 2020. The change in sensitivity is primarily driven by changes in market rate expectations, and the size and mix of the balance sheet.
28 Huntington Bancshares Incorporated

Table of Content

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
Board policy limits	-1.5%	-6.0%	-12.0%
September 30, 2021	-0.7	0.7	-1.7
December 31, 2020	-0.7	1.4	-0.1
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts (“shocks” as defined above) in market interest rates.
Huntington is within the Board of Directors’ policy limits for the -25, +100 and +200 basis point scenarios. As of September 30, 2021, EVE depicts a liability sensitive (long duration) balance sheet profile. The change in sensitivity from December 31, 2020’s asset sensitive (short duration) position was driven primarily by changes in the spot market rate curve impacting forecasted runoff expectations, and the size and composition of the balance sheet as a result of the TCF acquisition.
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
Table 19 shows all swap, and cap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 “Derivative Financial Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements.
The following table presents additional information about the interest rate swaps, and caps and floors used in Huntington’s asset and liability management activities at September 30, 2021 and December 31, 2020.
2021 3Q Form 10-Q 29

Table of Content

Table 19 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Asset Liability Management Instruments
	September 30, 2021
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$7,275	1.41	$188	1.75%	0.08%
Pay Fixed - Receive 1 month LIBOR (1)	1,330	9.11	27	0.99	0.09
Pay Fixed - Receive 1 month LIBOR - forward starting (2)	6,042	3.89	15	0.84	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	4,756	1.60	165	2.17	0.08
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (3)	230	3.91	—	0.08	0.06
Pay Fed Fund - Receive SOFR (economic hedges) (3)	41	1.23	—	0.05	0.08
Total swap portfolio	$19,674		$395

	September 30, 2021
		Average Maturity (years)		Weighted-Average Strike	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$375	0.31	$3	1.93%	0.09%
Purchased Floor Spread - 1 month LIBOR	275	1.38	3	1.00 / 1.75	0.09
Total floors portfolio	$650		$6

	December 31, 2020
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average LIBOR Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$6,525	2.03	$231	1.81%	0.15%
Pay Fixed - Receive 1 month LIBOR (1)	3,076	1.99	3	0.17	0.15
Receive Fixed - Pay 1 month LIBOR - forward starting (4)	750	3.29	23	1.24	—
Pay Fixed - Receive 1 month LIBOR - forward starting (5)	408	9.08	2	0.68	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	5,397	2.02	262	2.28	0.15
Receive Fixed - Pay 3 month LIBOR	800	0.21	5	1.31	0.22
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (3)	230	4.66	—	0.09	0.10
Pay Fed Fund - Receive SOFR (economic hedges) (3)	41	1.98	—	0.09	0.09
Total swap portfolio	$17,227		$526

Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$7,200	0.37	$59	1.81%	0.15%
Purchased Floor Spread - 1 month LIBOR	400	1.74	7	2.50 / 1.50	0.15
Purchased Floor Spread - 1 month LIBOR forward starting (6)	2,500	3.72	76	1.65 / 0.70	—
Purchased Floor Spread - 1 month LIBOR (economic hedges)	1,000	2.29	18	1.75 / 1.00	0.16
Interest rate caps
Purchased Cap - 1 month LIBOR (economic hedges)	5,000	6.91	91	0.98	0.15
Total floors and caps portfolio	$16,100		$251
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.
(2)Forward starting swaps effective starting from October 2021 to October 2022.
(3)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(4)Forward starting swaps and caps effective starting in April 2021.
(5)Forward starting swaps become effective starting from January 2021 to May 2021.
(6)Forward starting floors become effective starting from March 2021 to June 2021.
30 Huntington Bancshares Incorporated

Table of Content
Net interest income in the nine-month period ended September 30, 2021 included a positive $89 million mark-to-market of interest rate caps. The mark-to-market is not included in the NII at Risk calculations above. The interest rate caps were terminated in the 2021 second quarter and were replaced with $4.0 billion of forward starting interest rate swaps that qualify for hedge accounting.
MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At September 30, 2021, we had a total of $338 million of capitalized MSRs representing the right to service $30.6 billion in mortgage loans.
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
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at September 30, 2021. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $14.8 billion as of September 30, 2021.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2021, these core deposits funded 79% of total assets (124% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $29 million and $14 million at September 30, 2021 and December 31, 2020, respectively.
2021 3Q Form 10-Q 31

Table of Content
The following table reflects deposit composition details.

Table 20 - Deposit Composition

	September 30,		December 31,
(dollar amounts in millions)	2021		2020
By Type:
Demand deposits—noninterest-bearing	$44,560	31%	$28,553	29%
Demand deposits—interest-bearing	36,423	26	26,757	27
Money market deposits	32,662	23	26,248	27
Savings and other domestic deposits	20,773	15	11,722	12
Core certificates of deposit (1)	3,080	2	1,425	1
Total core deposits:	137,498	97	94,705	96
Other domestic deposits of $250,000 or more	521	—	131	—
Negotiable CDs, brokered and other deposits	3,879	3	4,112	4
Total deposits	$141,898	100%	$98,948	100%
Total core deposits:
Commercial	$61,210	45%	$44,698	47%
Consumer	76,288	55	50,007	53
Total core deposits	$137,498	100%	$94,705	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $56.2 billion and $53.4 billion at September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $6.4 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at September 30, 2021.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. At September 30, 2021, total wholesale funding was $12.6 billion, a decrease from $12.8 billion at December 31, 2020. The decrease from year-end is primarily due to a decrease in long-term debt.
At September 30, 2021, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At September 30, 2021 and December 31, 2020, the parent company had $3.7 billion and $4.4 billion, respectively, in cash and cash equivalents.
32 Huntington Bancshares Incorporated

Table of Content
On October 20, 2021, the Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on January 3, 2022, to shareholders of record on December 17, 2021. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on October 20, 2021, the Board of Directors declared a quarterly Series B, Series E, Series F, Series G and Series H Preferred Stock dividend payable on January 18, 2022 to shareholders of record on January 1, 2022. On September 15, 2021, the Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on December 1, 2021 to shareholders of record on November 15, 2021. Total cash demands required for Series B, Series E, Series F, Series G, Series H and Series I are expected to be approximately $28 million per quarter.
During the first nine months of 2021, the Bank paid preferred and common dividends of $34 million and $875 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities from time to time.
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
2021 3Q Form 10-Q 33

Table of Content
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
The TCF integration is inherently large and complex. Our objective for managing execution risk is to minimize impact to daily operations. We have an established Integration Management Office led by senior management. Responsibilities include central management, reporting, and escalation of key integration deliverables. In addition, a separate Board Committee, the Integration Oversight Committee, is in place to assist in the oversight and to monitor the integration activities, risks and progress of the TCF acquisition.
The goal of this framework is to implement effective operational risk monitoring; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
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
34 Huntington Bancshares Incorporated

Table of Content
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 21 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		September 30, 2021	December 31, 2020
Total risk-weighted assets	Consolidated	$128,023	$88,878
	Bank	127,537	88,601
CET 1 risk-based capital	Consolidated	12,250	8,887
	Bank	13,284	9,438
Tier 1 risk-based capital	Consolidated	14,531	11,083
	Bank	14,466	10,601
Tier 2 risk-based capital	Consolidated	2,842	1,774
	Bank	1,996	1,431
Total risk-based capital	Consolidated	17,373	12,856
	Bank	16,462	12,032
CET 1 risk-based capital ratio	Consolidated	9.57%	10.00%
	Bank	10.42	10.65
Tier 1 risk-based capital ratio	Consolidated	11.35	12.47
	Bank	11.34	11.97
Total risk-based capital ratio	Consolidated	13.57	14.46
	Bank	12.91	13.58
Tier 1 leverage ratio	Consolidated	8.62	9.32
	Bank	8.60	8.94
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
At September 30, 2021, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The decrease in regulatory capital ratios was driven by the repurchase of 33.4 million common shares over the last three quarters, cash dividends, partially offset by earnings, adjusted for the CECL transition. The balance sheet growth as a result of the TCF acquisition was largely offset by the common stock issued related to the acquisition, net of goodwill and other intangibles, as well as elevated deposits at the Federal Reserve Bank (both of which are 0% risk weighted). The change in regulatory Tier 1 risk-based capital and total risk-based capital ratios for the first nine-month period of 2021 reflects the issuance of $500 million of Series H preferred stock in the 2021 first quarter, the issuance of $175 million of Series I preferred stock in the 2021 second quarter resulting from the conversion of TCF preferred stock, partially offset by the redemption of $600 million of Series D preferred stock in the 2021 third quarter, which represented all of the Series D preferred stock issued and outstanding. Additionally, the total risk-based capital ratio reflects the issuance of $558 million of subordinated notes in the 2021 third quarter.
Shareholders’ Equity
We generate shareholders’ equity primarily through the retention of earnings, net of dividends and share repurchases. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk appetite and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities.
Shareholders’ equity totaled $19.5 billion at September 30, 2021, an increase of $6.5 billion or 50% when compared with December 31, 2020.
On February 2, 2021, Huntington issued $500 million of preferred stock. Huntington issued 20,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.50% Series H Non-Cumulative Perpetual Preferred Stock (Preferred H Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).
2021 3Q Form 10-Q 35

Table of Content
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
Subsequent to quarter end, all 4,000,000 outstanding depositary shares, each representing a 1/40th interest in a share of Huntington’s 5.875% Series C Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed.
On June 24, 2021, we were notified by the FRB that Huntington’s stress capital buffer (SCB) requirement would not be recalculated and that beginning on July 1, 2021, Huntington was authorized to make capital distributions that are consistent with the requirements in the FRB’s capital rule, inclusive of the final SCB requirement of 2.5% provided to Huntington on August 7, 2020. In addition, the FRB notified us that our preliminary SCB effective for the period October 1, 2021, until September 30, 2022 would remain at 2.5%, which is the minimum under the stress capital buffer framework.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital position us to take advantage of additional capital management opportunities.
Share Repurchases
From time to time, the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations.
On July 21, 2021, the Board authorized the repurchase of up to $800 million of common shares over the next four quarters. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the 2021 third quarter, Huntington repurchased a total of $500 million of common stock, representing 33.4 million common shares, at a weighted average price of $14.96.
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
36 Huntington Bancshares Incorporated

Table of Content
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
Net Income (Loss) by Business Segment
Net income (loss) by business segment for the nine-month periods ending September 30, 2021 and September 30, 2020 is presented in the following table:

Table 22 - Net Income (Loss) by Business Segment
	Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020
Consumer and Business Banking	$231	$249
Commercial Banking	446	(45)
Vehicle Finance	243	81
RBHPCG	47	60
Treasury / Other	(73)	156
Net income	$894	$501
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

2021 3Q Form 10-Q 37

Table of Content

Consumer and Business Banking

Table 23 - Key Performance Indicators for Consumer and Business Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$1,187	$1,099	$88	8%
Provision for credit losses	57	200	(143)	(72)
Noninterest income	780	704	76	11
Noninterest expense	1,617	1,288	329	26
Provision for income taxes	62	66	(4)	(6)
Net income	$231	$249	$(18)	(7)%
Number of employees (average full-time equivalent)	8,905	7,914	991	13%
Total average assets	$35,470	$28,161	$7,309	26
Total average loans/leases	30,640	24,772	5,868	24
Total average deposits	76,806	55,884	20,922	37
Net interest margin	2.03%	2.59%	(0.56)%	(22)
NCOs	$68	$69	$(1)	(1)
NCOs as a % of average loans and leases	0.30%	0.37%	(0.07)%	(19)
2021 First Nine Months versus 2020 First Nine Months

Consumer and Business Banking, including Home Lending, reported net income of $231 million in the first nine-month period of 2021, a decrease of $18 million, or 7%, compared to the year-ago period. Segment net interest income increased $88 million, or 8%, primarily due to the impact of the TCF acquisition and PPP revenue, partially offset by decreased spread on deposits and decreased loan margin. The provision for credit losses decreased $143 million, or 72%, primarily due to changes in the forecasted economic outlook compared to the year-ago period, partially offset by the TCF acquisition initial provision for credit losses. Noninterest income increased $76 million, or 11%, primarily due to higher interchange income and service charge income resulting from the TCF acquisition in addition to reduced customer activity and fee-waivers as a result of the pandemic in the beginning of the prior year period and a $6 million gain from branch divestitures, partially offset by decreased mortgage banking income. Noninterest expense increased $329 million, or 26%, primarily due to the impact of the TCF acquisition, in addition to increased allocated expense and personnel costs due to higher levels of production and origination volume.

Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $19 million in the first nine-month period of 2021, compared with net income of $75 million in the year-ago period. Noninterest income decreased $63 million, driven primarily by decreased spreads on salable originations, partially offset by higher salable originations. Noninterest expense increased $41 million due to primarily due to higher personnel expense as a result of the TCF acquisition and higher origination volumes.

38 Huntington Bancshares Incorporated

Table of Content

Commercial Banking

Table 24 - Key Performance Indicators for Commercial Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$873	$693	$180	26%
Provision for credit losses	107	611	(504)	(82)
Noninterest income	353	261	92	35
Noninterest expense	553	400	153	38
Provision (benefit) for income taxes	119	(12)	131	1,092
Income attributable to non-controlling interest	1	—	1	100
Net income (loss)	$446	$(45)	$491	1,091%
Number of employees (average full-time equivalent)	1,652	1,280	372	29%
Total average assets	$40,941	$35,454	$5,487	15
Total average loans/leases	34,995	27,405	7,590	28
Total average deposits	28,475	23,076	5,399	23
Net interest margin	3.11%	3.09%	0.02%	1
NCOs	$116	$232	$(116)	(50)
NCOs as a % of average loans and leases	0.44%	1.13%	(0.69)%	(61)
2021 First Nine Months versus 2020 First Nine Months
Commercial Banking reported net income of $446 million in the first nine-month period of 2021, compared to a net loss of $45 million in the year-ago period. Segment net interest income increased $180 million, or 26%, primarily due to an increase in average loans and leases reflecting the impact of the TCF acquisition, an increase in average PPP loans, and a 2 basis point increase in net interest margin driven by an increase in loan spread as the benefit from purchase accounting net accretion was partially offset by declines in yields. Partially offsetting these benefits was the impact of the continued decline in the benefit of deposits. The provision for credit losses decreased $504 million, or 82%, primarily due to changes in the forecasted economic outlook compared to the year-ago period, partially offset by the TCF acquisition initial provision for credit losses. Noninterest income increased $92 million, or 35%, reflecting the impact of the TCF acquisition, purchase accounting accretion from acquired unfunded loan commitments, and an increase in equipment finance revenue reflecting higher gains on terminations and sales. Noninterest expense increased $153 million, or 38%, primarily due to higher personnel expense and lease financing equipment depreciation as a result of the TCF acquisition.

Vehicle Finance

Table 25 - Key Performance Indicators for Vehicle Finance
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$340	$316	$24	8%
Provision for credit losses	(77)	118	(195)	(165)
Noninterest income	9	7	2	29
Noninterest expense	119	103	16	16
Provision for income taxes	64	21	43	205
Net income	$243	$81	$162	200%
Number of employees (average full-time equivalent)	259	268	(9)	(3)%
Total average assets	$19,593	$19,766	$(173)	(1)
Total average loans/leases	19,836	19,926	(90)	—
Total average deposits	1,046	618	428	69
Net interest margin	2.29%	2.11%	0.18%	9
NCOs	$(3)	$37	$(40)	(108)
NCOs as a % of average loans and leases	(0.02)%	0.24%	(0.26)%	(108)
2021 3Q Form 10-Q 39

Table of Content
2021 First Nine Months versus 2020 First Nine Months
Vehicle Finance reported net income of $243 million in the nine-month period of 2021, an increase of $162 million, compared to the year-ago period. Segment net interest income increased $24 million, or 8%, primarily due to an 18 basis point increase in the net interest margin. The provision for credit losses decreased $195 million to a benefit of $77 million, primarily due to strong credit performance and improvement in the economic outlook as compared to the year ago period. Noninterest income increased $2 million, or 29%, primarily due to increases in fee income from commercial relationships. Noninterest expense increased $16 million, or 16%, largely attributable to higher production related costs.

Regional Banking and The Huntington Private Client Group

Table 26 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2021	2020	Amount	Percent
Net interest income	$113	$122	$(9)	(7)%
Provision for credit losses	2	16	(14)	(88)
Noninterest income	165	151	14	9
Noninterest expense	217	181	36	20
Provision for income taxes	12	16	(4)	(25)
Net income	$47	$60	$(13)	(22)%
Number of employees (average full-time equivalent)	1,051	1,024	27	3%
Total average assets	$7,278	$6,793	$485	7
Total average loans/leases	6,982	6,515	467	7
Total average deposits	7,742	6,424	1,318	21
Net interest margin	1.90%	2.44%	(0.54)%	(22)
NCOs	$—	$—	$—	—
NCOs as a % of average loans and leases	—%	—%	—%	—
Total assets under management (in billions)—eop	$23.9	$18.1	$5.8	32
Total trust assets (in billions)—eop	133.6	121.7	11.9	10
eop - End of Period.
2021 First Nine Months versus 2020 First Nine Months
RBHPCG reported net income of $47 million for the first nine-month period of 2021, a decrease of $13 million, or 22%, compared to the year-ago period. Segment net interest income decreased $9 million, or 7%, due to a 54 basis point decrease in net interest margin, largely driven by lower benefit in deposit spreads. Average loans and leases increased $0.5 billion, or 7%, primarily due to an increase in residential mortgage loans and the impact of the TCF acquisition. Average deposits increased $1.3 billion, or 21%, primarily related to higher customer liquidity levels, and impact of the acquired TCF deposit portfolio. The provision for credit losses decreased $14 million, primarily due to changes in the economic outlook compared to the year-ago period. Noninterest income increased $14 million, or 9%, reflecting higher sales production and overall market performance, and the impact of the TCF acquisition. The comparable period in 2020 included the sale of Retirement Plan Services recordkeeping and administrative services. Total assets under management increased 32% due to positive net asset flows, equity markets, and the impact of the TCF acquisition. Noninterest expense increased $36 million primarily due to an increase in personnel expense impacted by the TCF acquisition.
40 Huntington Bancshares Incorporated

Table of Content
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
2021 3Q Form 10-Q 41

Table of Content
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
Allowance for Credit Losses
Our ACL at September 30, 2021 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
One of the most significant judgments influencing the ACL estimate is the macroeconomic forecasts. Key external economic parameters that directly impact our loss modeling framework include forecasted footprint unemployment rates and Gross Domestic Product. Changes in the economic forecasts could significantly affect the estimated credit losses, which could potentially lead to materially different allowance levels from one reporting period to the next.
Given the dynamic relationship between macroeconomic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate.
42 Huntington Bancshares Incorporated

Table of Content
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections and COVID-19 deaths rising again. Additionally, consumer confidence falls with the resulting drop in consumer spending sending the economy back into recession in fourth quarter 2021. Under this scenario, as an example, the unemployment rate increases once more and remains elevated for a prolonged period, the rate is estimated at 9.1% and 6.9% at the end of 2022 and 2023 respectively. These numbers represent 5.6% and 3.4% higher unemployment estimates than baseline scenario projections of 3.5% and 3.5%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at September 30, 2021, management calculated the difference between our quantitative ACL and a 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $700 million at September 30, 2021.
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
2021 3Q Form 10-Q 43

Table of Content
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
44 Huntington Bancshares Incorporated

Table of Content
Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(dollar amounts in millions)	2021	2020
Assets
Cash and due from banks	$1,611	$1,319
Interest-bearing deposits at Federal Reserve Bank	8,134	5,276
Interest-bearing deposits in banks	443	117
Trading account securities	77	62
Available-for-sale securities	25,654	16,485
Held-to-maturity securities	12,455	8,861
Other securities	649	418
Loans held for sale (includes $1,297 and $1,198 respectively, measured at fair value)(1)	1,335	1,275
Loans and leases (includes $139 and $94 respectively, measured at fair value)(1)	110,567	81,608
Allowance for loan and lease losses	(2,107)	(1,814)
Net loans and leases	108,460	79,794
Bank owned life insurance	2,771	2,577
Premises and equipment	1,126	757
Goodwill	5,316	1,990
Servicing rights and other intangible assets	614	428
Other assets	5,233	3,679
Total assets	$173,878	$123,038
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$44,560	$28,553
Interest-bearing	97,338	70,395
Total deposits	141,898	98,948
Short-term borrowings	435	183
Long-term debt	7,779	8,352
Other liabilities	4,267	2,562
Total liabilities	154,379	110,045
Commitments and Contingent Liabilities (Note 16)
Shareholders’ equity
Preferred stock	2,267	2,191
Common stock	15	10
Capital surplus	15,350	8,781
Less treasury shares, at cost	(79)	(59)
Accumulated other comprehensive (loss) gain	(125)	192
Retained earnings	2,051	1,878
Total Huntington Bancshares Inc shareholders’ equity	19,479	12,993
Non-controlling interest	20	—
Total equity	19,499	12,993
Total liabilities and shareholders’ equity	$173,878	$123,038
Common shares authorized (par value of $0.01)	2,250,000,000	1,500,000,000
Common shares outstanding	1,446,461,249	1,017,196,776
Treasury shares outstanding	6,306,127	5,062,054
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	657,500	750,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 13 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements
2021 3Q Form 10-Q 45

Table of Content

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2021	2020	2021	2020
Interest and fee income:
Loans and leases	$1,056	$764	$2,614	$2,327
Available-for-sale securities
Taxable	68	50	184	191
Tax-exempt	15	15	41	47
Held-to-maturity securities—taxable	47	51	124	169
Other securities—taxable	2	1	6	4
Other	17	11	40	31
Total interest income	1,205	892	3,009	2,769
Interest expense:
Deposits	11	31	34	182
Short-term borrowings	—	—	—	13
Long-term debt	34	44	5	175
Total interest expense	45	75	39	370
Net interest income	1,160	817	2,970	2,399
Provision for credit losses	(62)	177	89	945
Net interest income after provision for credit losses	1,222	640	2,881	1,454
Mortgage banking income	81	122	248	277
Service charges on deposit accounts	114	76	271	223
Card and payment processing income	96	66	241	183
Trust and investment management services	61	48	169	140
Leasing revenue	42	3	58	14
Capital markets fees	40	27	104	91
Insurance income	25	24	77	72
Bank owned life insurance income	15	17	47	49
Gain on sale of loans	2	13	8	30
Net gains (losses) on sales of securities	—	—	10	(1)
Other noninterest income	59	34	141	104
Total noninterest income	535	430	1,374	1,182
Personnel costs	643	453	1,703	1,267
Outside data processing and other services	304	98	581	273
Equipment	79	44	180	132
Net occupancy	95	40	209	119
Lease financing equipment depreciation	19	—	24	1
Professional services	26	12	91	34
Amortization of intangibles	13	10	34	31
Marketing	25	9	54	23
Deposit and other insurance expense	17	6	33	24
Other noninterest expense	68	40	245	135
Total noninterest expense	1,289	712	3,154	2,039
Income before income taxes	468	358	1,101	597
Provision for income taxes	90	55	206	96
Income after income taxes	378	303	895	501
Income attributable to non-controlling interest	1	—	1	—
Net income attributable to Huntington Bancshares Inc	377	303	894	501
Dividends on preferred shares	29	28	103	65
Impact of preferred stock redemption	15	—	15	$—
Net income applicable to common shares	$333	$275	$776	$436
Average common shares—basic	1,462,736	1,017,253	1,201,763	1,017,052
Average common shares—diluted	1,487,335	1,031,460	1,225,428	1,031,573
Per common share:
Net income—basic	$0.23	$0.27	$0.65	$0.43
Net income—diluted	0.22	0.27	0.63	0.42

See Notes to Unaudited Condensed Consolidated Financial Statements
46 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020	2021	2020
Net income attributable to Huntington Bancshares Inc	$377	$303	$894	$501
Net unrealized gains (losses) on available-for-sale securities	(82)	5	(220)	240
Change in fair value related to cash flow hedges	(29)	(40)	(102)	279
Translation adjustments, net of hedges	2	—	(4)	—
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	3	2	9	(6)
Other comprehensive income (loss), net of tax	(106)	(33)	(317)	513
Comprehensive income	$271	$270	$577	$1,014
See Notes to Unaudited Condensed Consolidated Financial Statements
2021 3Q Form 10-Q 47

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings		Non-controlling	Total
	Amount	Shares	Amount		Shares	Amount			Total	interest	Equity
Three Months Ended September 30, 2021
Balance, beginning of period	$2,851	1,484,614	$15	$15,830	(8,056)	$(105)	$(19)	$1,939	$20,511	$20	$20,531
Net income								377	377	1	378
Other comprehensive income, net of tax							(106)		(106)		(106)
Redemption of Preferred Series D Stock	(585)							(15)	(600)		(600)
Repurchases of common stock		(33,409)	—	(500)					(500)		(500)
Cash dividends declared:
Common ($0.15 per share)								(221)	(221)		(221)
Preferred								(29)	(29)		(29)
Recognition of the fair value of share-based compensation				32					32		32
Other share-based compensation activity		1,562	—	(12)				—	(12)		(12)
Other	1			—	1,750	26		—	27	(1)	26
Balance, end of period	$2,267	1,452,767	$15	$15,350	(6,306)	$(79)	$(125)	$2,051	$19,479	$20	$19,499

Three Months Ended September 30, 2020
Balance, beginning of period	$1,697	1,022,309	$10	$8,743	(4,999)	$(59)	$290	$1,633	$12,314	$—	$12,314
Net income								303	303	—	303
Other comprehensive loss, net of tax							(33)		(33)		(33)
Net proceeds from issuance of Preferred Stock	494								494		494
Cash dividends declared:
Common ($0.15 per share)								(156)	(156)		(156)
Preferred								(28)	(28)		(28)
Recognition of the fair value of share-based compensation				21					21		21
Other share-based compensation activity		68	—	2				—	2		2
Other					(67)	—			—		—
Balance, end of period	$2,191	1,022,377	$10	$8,766	(5,066)	$(59)	$257	$1,752	$12,917	$—	$12,917
See Notes to Unaudited Condensed Consolidated Financial Statements
48 Huntington Bancshares Incorporated

Table of Content

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings		Non-controlling
	Amount	Shares	Amount		Shares	Amount			Total	interest	Total
Nine Months Ended September 30, 2021
Balance, beginning of period	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								894	894	1	895
Other comprehensive income (loss), net of tax							(317)		(317)		(317)
TCF Financial Corp acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I preferred stock	175			10					185		185
Non-controlling interest acquired										22	22
Net proceeds from issuance of preferred stock	486								486		486
Redemption of Preferred Series D Stock	(585)							(15)	(600)		(600)
Repurchases of common stock		(33,409)	—	(500)					(500)		(500)
Cash dividends declared:
Common ($0.45 per share)								(601)	(601)		(601)
Preferred								(103)	(103)		(103)
Recognition of the fair value of share-based compensation				97					97		97
Other share-based compensation activity		5,747	—	(31)				—	(31)		(31)
Other				—	(1,244)	17	—	(2)	15	(3)	12
Balance, end of period	$2,267	1,452,767	$15	$15,350	(6,306)	$(79)	$(125)	$2,051	$19,479	$20	$19,499

Nine Months Ended September 30, 2020
Balance, beginning of period	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795	$—	$11,795
Cumulative-effect of change in accounting principle, net of tax								(306)	(306)		(306)
Net income								501	501	—	501
Other comprehensive income, net of tax							513		513		513
Net proceeds from issuance of preferred stock	988								988		988
Repurchases of common stock		(7,088)	—	(88)					(88)		(88)
Cash dividends declared:
Common ($0.45 per share)								(466)	(466)		(466)
Preferred								(65)	(65)		(65)
Recognition of the fair value of share-based compensation				60					60		60
Other share-based compensation activity		4,924	—	(12)				—	(12)		(12)
Other				—	(529)	(3)		—	(3)		(3)
Balance, end of period	$2,191	1,022,377	$10	$8,766	(5,066)	$(59)	$257	$1,752	$12,917	$—	$12,917

See Notes to Unaudited Condensed Consolidated Financial Statements
2021 3Q Form 10-Q 49

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020
Operating activities
Net income	$895	$501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	89	945
Depreciation and amortization	299	258
Share-based compensation expense	97	60
Deferred income tax expense (benefit)	40	(123)
Net change in:
Trading account securities	(15)	45
Loans held for sale	(115)	(395)
Other assets	(247)	(919)
Other liabilities	455	890
Other, net	67	(3)
Net cash provided by operating activities	1,565	1,259
Investing activities
Change in interest bearing deposits in banks	611	(80)
Net cash received from business combination	466	—
Proceeds from:
Maturities and calls of available-for-sale securities	5,408	3,657
Maturities and calls of held-to-maturity securities	3,073	2,028
Sales of available-for-sale securities	5,860	392
Purchases of available-for-sale securities	(14,995)	(5,988)
Purchases of held-to-maturity securities	(3,685)	—
Net proceeds from sales of portfolio loans and leases	479	696
Principal payments received under direct finance and sales-type leases	899	518
Net loan and lease activity, excluding sales and purchases	4,121	(6,099)
Purchases of premises and equipment	(157)	(82)
Purchases of loans and leases	(771)	(1,248)
Net cash paid for branch disposition	(618)	—
Other, net	98	54
Net cash provided by (used in) investing activities	789	(6,152)
Financing activities
Increase in deposits	5,136	12,807
Decrease in short-term borrowings	(1,062)	(2,306)
Net proceeds from issuance of long-term debt	646	1,348
Maturity/redemption of long-term debt	(2,649)	(2,218)
Dividends paid on preferred stock	(109)	(55)
Dividends paid on common stock	(531)	(460)
Repurchases of common stock	(500)	(88)
Payment to repurchase preferred stock	(600)	—
Net proceeds from issuance of preferred stock	486	988
Other, net	(21)	(18)
Net cash provided by financing activities	796	9,998
Increase in cash and cash equivalents	3,150	5,105
Cash and cash equivalents at beginning of period	6,595	1,170
Cash and cash equivalents at end of period	$9,745	$6,275
50 Huntington Bancshares Incorporated

Table of Content

	Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020
Supplemental disclosures:
Interest paid	$135	$307
Income taxes paid	262	48
Non-cash activities
Loans transferred to held-for-sale from portfolio	385	839
Loans transferred to portfolio from held-for-sale	83	37
Transfer of securities from available-for-sale to held-to-maturity	3,007	1,520
Business Combination
Fair value of tangible assets acquired	46,256	—
Goodwill and other intangible assets	3,483	—
Liabilities assumed	42,534	—
Preferred stock issued in business combination	185	—
Common Stock issued in business combination	6,998	—
See Notes to Unaudited Condensed Consolidated Financial Statements

2021 3Q Form 10-Q 51

Table of Content
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
The acquisition of TCF has been accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at June 9, 2021. We continue to review these valuations and certain of these estimated fair values are considered preliminary as of September 30, 2021, and subject to adjustment for up to one year after June 9, 2021. While we believe that the information available on June 9, 2021 provided a reasonable basis for estimating fair value, we expect that we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, deferred tax assets and liabilities and certain other assets and other liabilities.

52 Huntington Bancshares Incorporated

Table of Content
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
2021 3Q Form 10-Q 53

Table of Content
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
Loans and leases: Fair values for loans and leases are based on a discounted cash flow methodology that considered factors including the type of loan and lease and related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans and leases are grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans and leases are based on current market rates for new originations of comparable loans and leases and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.
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
Premises and equipment: The fair values of premises are based on a market approach, with Huntington obtaining third-party appraisals and broker opinions of value for land, office and branch space.
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
54 Huntington Bancshares Incorporated

Table of Content
Huntington's operating results for the quarter and year-to-date periods ended September 30, 2021 include the operating results of the acquired assets and assumed liabilities of TCF Financial Corporation subsequent to the acquisition on June 9, 2021. Due to the various conversions of TCF systems during the second quarter 2021, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former TCF operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
The following table presents unaudited pro forma information as if the acquisition of TCF had occurred on January 1, 2020 under the “Unaudited Pro Forma” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2020. Pro forma results include Huntington acquisition-related expenses which primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses totaling $234 million and $524 million for the three and nine-months ended September 30, 2021, respectively. Pro forma results also include adjustments for the elimination of TCF’s accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, deposits and long-term debt, elimination of TCF's intangible amortization expense, and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired TCF on January 1, 2020. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma for
	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in millions)	2021	2020	2021	2020
Net interest income	$1,160	$1,197	$3,625	$3,581
Noninterest income	535	554	1,604	1,586
Net income attributable to Huntington Bancshares Inc	377	364	1,268	433
Branch divestiture: In September 2021, Huntington completed the divestiture of 14 branches acquired in the acquisition of TCF and certain related assets and deposit liabilities to Horizon Bank, to satisfy regulatory requirements in connection with the acquisition. Total deposits and loans that were divested to Horizon Bank for the transaction were $847 million and $209 million, respectively.

2021 3Q Form 10-Q 55

Table of Content
3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at September 30, 2021 and December 31, 2020:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
September 30, 2021
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	3,683	63	(12)	3,734
Residential MBS	14,413	47	(123)	14,337
Commercial MBS	1,522	11	(35)	1,498
Other agencies	263	1	—	264
Total U.S. Treasury, federal agency and other agency securities	19,886	122	(170)	19,838
Municipal securities	3,570	82	(18)	3,634
Private-label CMO	120	—	—	120
Asset-backed securities	284	3	(2)	285
Corporate debt	1,789	5	(21)	1,773
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$25,653	$212	$(211)	$25,654

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,701	$56	$(4)	$2,753
Residential MBS	7,079	62	(33)	7,108
Commercial MBS	2,468	77	(1)	2,544
Other agencies	205	7	—	212
Total federal agency and other agency securities	12,453	202	(38)	12,617
Municipal securities	2	—	—	2
Total held-to-maturity securities	$12,455	$202	$(38)	$12,619

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$52	$—	$—	$52
Federal Reserve Bank stock	511	—	—	511
Other securities, at fair value
Mutual funds	62	—	—	62
Equity securities	24	—	—	24
Total other securities	$649	$—	$—	$649
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within other assets on the Consolidated Balance Sheets. At September 30, 2021, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $60 million and $26 million, respectively.
56 Huntington Bancshares Incorporated

Table of Content

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
2021 3Q Form 10-Q 57

Table of Content
The following table provides the amortized cost and fair value of securities by contractual maturity at September 30, 2021 and December 31, 2020. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2021		December 31, 2020
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$354	$351	$308	$304
After 1 year through 5 years	1,665	1,668	1,145	1,154
After 5 years through 10 years	2,935	2,962	1,607	1,654
After 10 years	20,699	20,673	13,115	13,373
Total available-for-sale securities	$25,653	$25,654	$16,175	$16,485

Held-to-maturity securities:
After 1 year through 5 years	$80	$83	$160	$169
After 5 years through 10 years	70	72	131	138
After 10 years	12,305	12,464	8,570	8,948
Total held-to-maturity securities	$12,455	$12,619	$8,861	$9,255
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at September 30, 2021 and December 31, 2020:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	1,064	(7)	120	(5)	1,184	(12)
Residential MBS	10,212	(123)	—	—	10,212	(123)
Commercial MBS	900	(31)	25	(4)	925	(35)
Other agencies	119	—	—	—	119	—
Total federal agency and other agency securities	12,295	(161)	145	(9)	12,440	(170)
Municipal securities	339	(8)	377	(10)	716	(18)
Private-label CMO	58	—	—	—	58	—
Asset-backed securities	186	(1)	7	(1)	193	(2)
Corporate debt	1,184	(20)	28	(1)	1,212	(21)
Total temporarily impaired available-for-sale securities	$14,062	$(190)	$557	$(21)	$14,619	$(211)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,032	$(4)	$—	$—	$1,032	$(4)
Residential MBS	$4,398	$(33)	$—	$—	$4,398	$(33)
Commercial MBS	271	(1)	—	—	271	(1)
Total federal agency and other agency securities	5,701	(38)	—	—	5,701	(38)
Total temporarily impaired held-to-maturity securities	$5,701	$(38)	$—	$—	$5,701	$(38)
58 Huntington Bancshares Incorporated

Table of Content

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$302	$(5)	$—	$—	$302	$(5)
Residential MBS	1,633	(5)	—	—	1,633	(5)
Commercial MBS	321	(9)	—	—	321	(9)
Total federal agency and other agency securities	2,256	(19)	—	—	2,256	(19)
Municipal securities	110	(3)	490	(12)	600	(15)
Asset-backed securities	15	—	—	—	15	—
Corporate debt	51	—	—	—	51	—
Total temporarily impaired available-for-sale securities	$2,432	$(22)	$490	$(12)	$2,922	$(34)
During the 2021 second quarter, Huntington transferred $3.0 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $2 million of unrealized gains attributed to these securities. This gain will be amortized into interest income over the remaining life of the securities.
At September 30, 2021 and December 31, 2020, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $23.2 billion and $14.4 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2021 or December 31, 2020. At September 30, 2021, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at September 30, 2021.
AFS Securities Impairment/HTM Securities Allowance for Credit Losses
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment is recorded with respect to securities as of September 30, 2021 and December 31, 2020.
2021 3Q Form 10-Q 59

Table of Content
4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2021 and December 31, 2020.

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$40,452	$33,151
Commercial real estate	14,694	7,199
Lease financing	4,991	2,222
Total commercial loan and lease portfolio	60,137	42,572
Consumer loan portfolio:
Automobile	13,305	12,778
Residential mortgage	18,922	12,141
Home equity	10,919	8,894
RV and marine	5,052	4,190
Other consumer	2,232	1,033
Total consumer loan portfolio	50,430	39,036
Total loans and leases (1) (2)	110,567	81,608
Allowance for loan and lease losses	(2,107)	(1,814)
Net loans and leases	$108,460	$79,794
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net (discount) premium of $(85) million and $171 million at September 30, 2021 and December 31, 2020, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at September 30, 2021, was $146 million and $143 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2020, was $146 million and $123 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in other assets within the Condensed Consolidated Balance Sheets.
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
The following table presents net investments in lease financing receivables by category at September 30, 2021 and December 31, 2020.

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Lease payments receivable	$4,622	$1,737
Estimated residual value of leased assets	781	664
Gross investment in lease financing receivables	5,403	2,401
Deferred origination costs	24	21
Deferred fees, unearned income and other	(436)	(200)
Total lease financing receivables	$4,991	$2,222
The carrying value of residual values guaranteed was $463 million and $93 million as of September 30, 2021 and December 31, 2020, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at September 30, 2021, totaled $4.6 billion and were due as follows: $0.8 billion in 2021, $0.8 billion in 2022, $0.8 billion in 2023, $0.8 billion in 2024, $0.7 billion in 2025, and $0.7 billion thereafter. Interest income recognized for these types of leases was $73 million and $26 million for the three-month periods ended September 30, 2021 and 2020, respectively. For the nine-month periods ended September 30, 2021 and 2020, interest income recognized was $154 million and $81 million, respectively.
60 Huntington Bancshares Incorporated

Table of Content
Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$141	$494	$69	$349
Commercial real estate	27	103	8	15
Lease financing	2	60	—	4
Automobile	—	3	—	4
Residential mortgage	—	108	—	88
Home equity	—	87	—	70
RV and marine	—	6	—	2
Other consumer	—	—	—	—
Total nonaccrual loans and leases	$170	$861	$77	$532
The following table presents an aging analysis of loans and leases, by class at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$86	$28	$80	$194	$40,258	$—	$40,452	$6
Commercial real estate	9	5	18	32	14,662	—	14,694	—
Lease financing	87	20	19	126	4,865	—	4,991	12	(2)
Automobile	61	13	7	81	13,224	—	13,305	5
Residential mortgage	106	44	212	362	18,422	138	18,922	138	(3)
Home equity	42	14	65	121	10,797	1	10,919	10
RV and marine	12	2	3	17	5,035	—	5,052	2
Other consumer	11	3	2	16	2,216	—	2,232	2
Total loans and leases	$414	$129	$406	$949	$109,479	$139	$110,567	$175

	December 31, 2020
	Past Due (1)(4)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$38	$33	$82	$153	$32,998	$—	$33,151	$—
Commercial real estate	—	1	11	12	7,187	—	7,199	—
Lease financing	22	5	13	40	2,182	—	2,222	10	(2)
Automobile	84	22	12	118	12,660	—	12,778	9
Residential mortgage	114	38	194	346	11,702	93	12,141	132	(3)
Home equity	35	15	61	111	8,782	1	8,894	14
RV and marine	17	3	3	23	4,167	—	4,190	3
Other consumer	9	4	3	16	1,017	—	1,033	3
Total loans and leases	$319	$121	$379	$819	$80,695	$94	$81,608	$171
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include Huntington Technology Finance administrative lease delinquencies.
(3)Amounts include mortgage loans insured by U.S. government agencies.
(4)The principal balance of loans in payment deferral programs offered in response to the COVID-19 pandemic which are performing according to their modified terms are generally not considered delinquent.
2021 3Q Form 10-Q 61

Table of Content
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
62 Huntington Bancshares Incorporated

Table of Content
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at September 30, 2021 and December 31, 2020 respectively:

	As of September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$10,821	$6,941	$4,246	$2,626	$1,222	$1,320	$10,698	$3	$37,877
OLEM	148	204	176	122	33	81	133	—	897
Substandard	182	171	266	244	146	193	469	—	1,671
Doubtful	1	—	—	4	—	1	1	—	7
Total Commercial and industrial	$11,152	$7,316	$4,688	$2,996	$1,401	$1,595	$11,301	$3	$40,452
Commercial real estate
Credit Quality Indicator (1):
Pass	$2,561	$2,813	$2,939	$1,769	$929	$1,286	$613	$—	$12,910
OLEM	57	172	77	78	82	46	1	—	513
Substandard	280	284	329	134	149	77	18	—	1,271
Total Commercial real estate	$2,898	$3,269	$3,345	$1,981	$1,160	$1,409	$632	$—	$14,694
Lease financing
Credit Quality Indicator (1):
Pass	$1,383	$1,655	$915	$499	$282	$168	$—	$—	$4,902
OLEM	8	10	9	4	4	1	—	—	36
Substandard	3	14	18	1	8	9	—	—	53
Total Lease financing	$1,394	$1,679	$942	$504	$294	$178	$—	$—	$4,991
Automobile
Credit Quality Indicator (2):
750+	$2,250	$2,112	$1,563	$785	$441	$174	$—	$—	$7,325
650-749	1,879	1,442	867	458	212	96	—	—	4,954
<650	283	252	200	149	87	55	—	—	1,026
Total Automobile	$4,412	$3,806	$2,630	$1,392	$740	$325	$—	$—	$13,305
Residential mortgage
Credit Quality Indicator (2):
750+	$4,359	$4,253	$1,214	$678	$817	$2,132	$—	$—	$13,453
650-749	1,443	960	420	301	270	975	—	—	4,369
<650	39	56	99	125	102	541	—	—	962
Total Residential mortgage	$5,841	$5,269	$1,733	$1,104	$1,189	$3,648	$—	$—	$18,784
Home equity
Credit Quality Indicator (2):
750+	$570	$812	$101	$70	$61	$459	$4,796	$201	$7,070
650-749	138	156	98	62	38	232	2,320	172	3,216
<650	5	10	30	28	23	114	331	91	632
Total Home equity	$713	$978	$229	$160	$122	$805	$7,447	$464	$10,918
RV and marine
Credit Quality Indicator (2):
750+	$1,022	$982	$495	$518	$301	$364	$—	$—	$3,682
650-749	312	303	190	173	117	167	—	—	1,262
<650	5	11	17	20	22	33	—	—	108
Total RV and marine	$1,339	$1,296	$702	$711	$440	$564	$—	$—	$5,052
Other consumer
Credit Quality Indicator (2):
750+	$486	$217	$239	$83	$32	$73	$586	$2	$1,718
650-749	42	32	46	14	5	7	282	24	452
<650	3	2	7	3	1	2	26	18	62
Total Other consumer	$531	$251	$292	$100	$38	$82	$894	$44	$2,232
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2021 3Q Form 10-Q 63

Table of Content

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

64 Huntington Bancshares Incorporated

Table of Content
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
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2021 and 2020.

	New Troubled Debt Restructurings (1)
	Three Months Ended September 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	16	$—	$3	$—	$—	$3
Commercial real estate	4	—	—	—	—	—
Automobile	498	—	3	1	—	4
Residential mortgage	74	—	7	2	—	9
Home equity	42	—	1	1	—	2
RV and marine	19	—	—	—	—	—
Other consumer	49	—	—	—	—	—
Total new TDRs	702	$—	$14	$4	$—	$18

	Three Months Ended September 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	39	$—	$28	$—	$—	$28
Commercial real estate	2	—	—	—	—	—
Automobile	726	—	5	2	—	7
Residential mortgage	242	—	40	2	—	42
Home equity	90	—	2	3	1	6
RV and marine	30	—	1	—	—	1
Other consumer	122	1	—	—	—	1
Total new TDRs	1,251	$1	$76	$7	$1	$85
2021 3Q Form 10-Q 65

Table of Content

	New Troubled Debt Restructurings (1)
	Nine Months Ended September 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	53	$15	$23	$—	$—	$38
Commercial real estate	4	—	—	—	—	—
Automobile	1,914	—	13	3	—	16
Residential mortgage	232	—	31	4	—	35
Home equity	155	—	3	5	—	8
RV and marine finance	103	1	1	1	—	3
Other consumer	214	—	—	—	1	1
Total new TDRs	2,675	$16	$71	$13	$1	$101

	Nine Months Ended September 30, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	277	$—	$116	$—	$58	$174
Commercial real estate	11	—	3	—	—	3
Automobile	2,582	—	26	5	—	31
Residential mortgage	448	—	62	5	—	67
Home equity	216	—	5	6	2	13
RV and marine finance	126	—	4	—	—	4
Other consumer	513	3	—	—	—	3
Total new TDRs	4,173	$3	$216	$16	$60	$295

(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of September 30, 2021 and December 31, 2020, these borrowings and advances are secured by $45.9 billion and $43.0 billion, respectively, of loans.
66 Huntington Bancshares Incorporated

Table of Content
5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month and nine-month periods ended September 30, 2021 and 2020.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2021:
ALLL balance, beginning of period	$1,618	$600	$2,218
Loan and lease charge-offs	(74)	(32)	(106)
Recoveries of loans and leases previously charged-off	27	24	51
Provision (benefit) for loan and lease losses	(22)	(34)	(56)
ALLL balance, end of period	$1,549	$558	$2,107
AULC balance, beginning of period	$76	$28	$104
Provision for unfunded lending commitments	2	(8)	(6)
AULC balance, end of period	$78	$20	$98
ACL balance, end of period	$1,627	$578	$2,205
Nine-month period ended September 30, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs	(213)	(90)	(303)
Recoveries of loans and leases previously charged-off	58	64	122
Provision for loan and lease losses (1)	94	(52)	42
Allowance on loans and leases purchased with credit deterioration	374	58	432
ALLL balance, end of period	$1,549	$558	$2,107
AULC balance, beginning of period	$34	$18	$52
Provision for unfunded lending commitments (2)	45	2	47
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$78	$20	$98
ACL balance, end of period	$1,627	$578	$2,205

2021 3Q Form 10-Q 67

Table of Content

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2020:
ALLL balance, beginning of period	$1,169	$533	$1,702
Loan and lease charge-offs	(101)	(40)	(141)
Recoveries of loans and leases previously charged-off	12	16	28
Provision for loan and lease losses	183	24	207
ALLL balance, end of period	$1,263	$533	$1,796
AULC balance, beginning of period	$81	$38	$119
Provision (reduction in allowance) for unfunded lending commitments	(27)	(3)	(30)
Unfunded lending commitment losses	(7)	—	(7)
AULC balance, end of period	$47	$35	$82
ACL balance, end of period	$1,310	$568	$1,878
Nine-month period ended September 30, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (3)	180	211	391
Loan and lease charge-offs	(272)	(128)	(400)
Recoveries of loans and leases previously charged-off	20	43	63
Provision for loan and lease losses	783	176	959
ALLL balance, end of period	$1,263	$533	$1,796
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (3)	(38)	40	2
Provision (reduction in allowance) for unfunded lending commitments	(7)	(7)	(14)
Unfunded lending commitment losses	(10)	—	(10)
AULC balance, end of period	$47	$35	$82
ACL balance, end of period	$1,310	$568	$1,878
(1)Includes $234 million of TCF acquisition initial provision for credit losses related to non-PCD loans and leases.
(2)Includes $60 million from acquired unfunded lending commitments.
(3)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
At September 30, 2021, the ACL was $2.2 billion, an increase of $339 million from the December 31, 2020 balance of $1.9 billion. The increase was primarily related to the addition of $432 million of allowance for loans purchased with credit deterioration and the TCF acquisition initial provision for credit losses of $294 million ($234 million from non-PCD loans and leases and $60 million from acquired unfunded lending commitments), partially offset by improvement in the forecasted macroeconomic environment resulting from anticipated lower unemployment and higher GDP.
The economic scenarios used in the September 30, 2021 ACL determination contained significant judgmental assumptions and the ultimate impact of COVID-19 remains uncertain, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2021 ACL included a material general reserve component as well as additional industry specific risk profiles, including profiles relating to the commercial real estate portfolio, to capture economic uncertainty not addressed within the quantitative transaction reserve.
68 Huntington Bancshares Incorporated

Table of Content
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020	2021	2020
Residential mortgage loans sold with servicing retained	$2,298	$2,391	$7,302	$6,106
Pretax gains resulting from above loan sales (1)	80	98	274	196
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollar amounts in millions)	2021		2020	2021	2020
Fair value, beginning of period	$327		$172	$210	$7
Fair value election for servicing assets previously measured using the amortized method (1)	—		—	—	205
Servicing assets obtained in acquisition	—	``	—	59	—
New servicing assets created	31		30	103	70
Change in fair value during the period due to:
Time decay (2)	(4)		(2)	(11)	(6)
Payoffs (3)	(17)		(13)	(50)	(29)
Changes in valuation inputs or assumptions (4)	1		4	27	(56)
Fair value, end of period	$338		$191	$338	$191
Weighted-average life (years)	7.0		6.4	7.0	6.4
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
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at September 30, 2021, and December 31, 2020 follows:

	September 30, 2021				December 31, 2020
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.21%		$(16)	$(30)	17.36%		$(12)	$(23)
Spread over forward interest rate swap rates	545	bps	(7)	(14)	519	bps	(4)	(8)
Total servicing, late fees and other ancillary fees included in mortgage banking income was $22 million and $16 million for the three-month periods ended September 30, 2021 and 2020, respectively. For the nine-month periods ended September 30, 2021 and 2020, total servicing, late fees and other ancillary fees included in mortgage banking income was $57 million and $47 million, respectively.
The unpaid principal balance of residential mortgage loans serviced for third parties was $30.6 billion and $23.5 billion at September 30, 2021 and December 31, 2020, respectively.
2021 3Q Form 10-Q 69

Table of Content
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
A rollforward of goodwill by business segment for the first nine-month period of 2021 is presented in the table below.

(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Balance, December 31, 2020	$1,393	$427	$—	$170	$—	$1,990
TCF acquisition	2,006	1,260	—	60	—	3,326
Balance, September 30, 2021	$3,399	$1,687	$—	$230	$—	$5,316
For additional information on the acquisition, refer to Note 2 “Acquisition of TCF Financial Corporation”.
At September 30, 2021 and December 31, 2020, Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2021
Core deposit intangible	$389	$(165)	$224
Customer relationship	108	(77)	31
Total other intangible assets	$497	$(242)	$255
December 31, 2020
Core deposit intangible	$310	$(150)	$160
Customer relationship	101	(70)	31
Total other intangible assets	$411	$(220)	$191
The estimated amortization expense of other intangible assets for the remainder of 2021 and the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2021	$14
2022	53
2023	49
2024	45
2025	42
2026	29
70 Huntington Bancshares Incorporated

Table of Content
8. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at September 30, 2021 and December 31, 2020, respectively:

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Federal funds purchased and securities sold under agreements to repurchase	$401	$71
Other borrowings	34	112
Total short-term borrowings	$435	$183
Huntington’s long-term debt consisted of the following at September 30, 2021 and December 31, 2020, respectively:

(dollar amounts in millions)	September 30, 2021	December 31, 2020
The Parent Company:
Senior Notes	$2,802	$3,635
Subordinated Notes	1,037	507
Total notes issued by the parent	3,839	4,142
The Bank:
Senior Notes	2,451	3,533
Subordinated Notes	813	233
Total notes issued by the bank	3,264	3,766
FHLB Advances	216	3
Other	460	441
Total long-term debt	$7,779	$8,352

As a result of the TCF acquisition, Huntington assumed long-term debt totaling $1.5 billion, of which a FHLB advance of $213 million and subordinated notes of $598 million remain outstanding at September 30, 2021. The assumed long-term FHLB advance has a maturity date in 2025 and carried interest rate of 1.03% at September 30, 2021. The assumed subordinated notes included $8 million of parent company obligations due in 2034 carrying variable interest rates based on three-month LIBOR plus 2.85% and $590 million of Bank obligations due in 2022 to 2030 carrying interest rates ranging from 0.64% to 3.75% outstanding at September 30, 2021.
During the 2021 third quarter, Huntington issued $558 million of fixed-to-fixed rate subordinated notes at par (the “2036 Notes”). The fixed-to-fixed rate subordinated notes, maturing on August 15, 2036, bear an initial fixed interest rate of 2.487% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2022. Commencing August 15, 2031 (the “Reset Date”), the interest rate will reset to an annual interest rate equal to the five-year U.S. Treasury Rate as of the day falling two business days prior to the Reset Date, plus 1.170%.
Also during the 2021 third quarter, Huntington completed the exchange of the Parent Company’s 4.350% subordinated notes due 2023 and the Bank’s 6.250% subordinated notes due 2022, 4.60% subordinated notes due 2025, and the 4.270% subordinated notes due 2026 utilizing a portion of the 2036 Notes.

2021 3Q Form 10-Q 71

Table of Content
9. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and nine-month periods ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30, 2021
	Tax (expense)
(dollar amounts in millions)	Pretax	benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(112)	$26	$(86)
Less: Reclassification adjustment for realized net losses (gains) included in net income	5	(1)	4
Net change in unrealized holding gains (losses) on available-for-sale securities	(107)	25	(82)
Net change in fair value on cash flow hedges	(43)	14	(29)
Foreign currency translation adjustment (1)	(7)	—	(7)
Net unrealized gains (losses) on net investment hedges	9	—	9
Translation adjustments, net of hedges (1)	2	—	2
Net change in pension and other post-retirement obligations	3	—	3
Total other comprehensive income	$(145)	$39	$(106)

	Three Months Ended September 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$—	$—	$—
Less: Reclassification adjustment for realized net losses (gains) included in net income	6	(1)	5
Net change in unrealized gains (losses) on available-for-sale securities	6	(1)	5
Net change in fair value on cash flow hedges	(52)	12	(40)
Net change in pension and other post-retirement obligations	3	(1)	2
Total other comprehensive income	$(43)	$10	$(33)

	Nine Months Ended September 30, 2021
	Tax (expense)
(dollar amounts in millions)	Pretax	benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$(311)	$70	$(241)
Less: Reclassification adjustment for realized net losses (gains) included in net income	27	(6)	21
Net change in unrealized holding gains (losses) on available-for-sale securities	(284)	64	(220)
Net change in fair value on cash flow hedges	(135)	33	(102)
Foreign currency translation adjustment (1)	(13)	—	(13)
Net unrealized gains (losses) on net investment hedges	9	—	9
Translation adjustments, net of hedges (1)	(4)	—	(4)
Net change in pension and other post-retirement obligations	12	(3)	9
Total other comprehensive loss	$(411)	$94	$(317)

	Nine Months Ended September 30, 2020
	Tax (expense)
(dollar amounts in millions)	Pretax	benefit	After-tax
Unrealized gains (losses) on available-for-sale securities arising during the period	$274	$(61)	$213
Less: Reclassification adjustment for realized net losses (gains) included in net income	35	(8)	27
Net change in unrealized holding gains (losses) on available-for-sale securities	309	(69)	240
Net change in fair value on cash flow hedges	358	(79)	279
Net change in pension and other post-retirement obligations (2)	(8)	2	(6)
Total other comprehensive income	$659	$(146)	$513
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
(2)Includes a settlement gain recognized in other noninterest income on the Unaudited Condensed Consolidated Statements of Income.
72 Huntington Bancshares Incorporated

Table of Content
Activity in accumulated OCI for the three-month and nine-month periods ended September 30, 2021 and 2020, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Three Months Ended September 30, 2021
Balance, beginning of period	$50	$184	$(6)	$(247)	$(19)
Other comprehensive income (loss) before reclassifications	(86)	(29)	2	—	(113)
Amounts reclassified from accumulated OCI to earnings	4	—	—	3	7
Period change	(82)	(29)	2	3	(106)
Balance, end of period	$(32)	$155	$(4)	$(244)	$(125)

Three Months Ended September 30, 2020
Balance, beginning of period	$207	$342	$—	$(259)	$290
Other comprehensive income before reclassifications	—	(40)	—	—	(40)
Amounts reclassified from accumulated OCI to earnings	5	—	—	2	7
Period change	5	(40)	—	2	(33)
Balance, end of period	$212	$302	$—	$(257)	$257

(dollar amounts in millions)	Unrealized gains (losses) on debt securities (1)	Change in fair value related to cash flow hedges	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Nine Months Ended September 30, 2021
Balance, beginning of period	$188	$257	$—	$(253)	$192
Other comprehensive loss before reclassifications	(241)	(102)	(4)	—	(347)
Amounts reclassified from accumulated OCI to earnings	21	—	—	9	30
Period change	(220)	(102)	(4)	9	(317)
Balance, end of period	$(32)	$155	$(4)	$(244)	$(125)

Nine Months Ended September 30, 2020
Balance, beginning of period	$(28)	$23	$—	$(251)	$(256)
Other comprehensive income before reclassifications	213	279	—	—	492
Amounts reclassified from accumulated OCI to earnings	27	—	—	(6)	21
Period change	240	279	—	(6)	513
Balance, end of period	$212	$302	$—	$(257)	$257
(1)AOCI amounts at September 30, 2021 and September 30, 2020 include $41 million and $74 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

2021 3Q Form 10-Q 73

Table of Content
10. SHAREHOLDERS’ EQUITY

Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of September 30, 2021.

(dollar amounts in millions)
Series	Issuance Date	Total Shares Outstanding	Amount	Dividend Rate	Earliest Redemption Date
Series B	12/28/2011	35,500	$23	3-mo. LIBOR + 270 bps	1/15/2017
Series C	8/16/2016	100,000	100	5.875%	10/15/2021
Series E	2/27/2018	5,000	495	5.700	4/15/2023
Series F	5/27/2020	5,000	494	5.625	7/15/2030
Series G	8/3/2020	5,000	494	4.450	10/15/2027
Series H	2/2/2021	500,000	486	4.500	4/15/2026
Series I	6/9/2021	7,000	175	5.700	12/01/2022
Total		657,500	$2,267
Series B, C and H of preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends. Series E, F, G, and I stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends. All preferred stock has no stated maturity and redemption is solely at Huntington’s option. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.
On July 15, 2021, all 24,000,000 outstanding depositary shares, each representing a 1/40th interest in a share of Huntington’s 6.250% Series D Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed. The depositary shares were redeemed at a price of $25.00 per depositary share (equivalent to $1,000 per share of Series D Preferred Stock) plus declared and unpaid dividends of $0.390625 per depositary share (equivalent to $15.625 per share of Series D Preferred Stock) for the period beginning on April 15, 2021 to, but not including, July 15, 2021. All dividends on the shares of Series D Preferred Stock ceased to accrue.
On October 15, 2021, all 4,000,000 outstanding depositary shares, each representing a 1/40th interest in a share of Huntington’s 5.875% Series C Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed. The depositary shares were redeemed at a price of $25.00 per depositary share (equivalent of $1,000 per share of Series C Preferred Stock) plus declared unpaid dividends of $0.36725 per depositary share (equivalent to $14.69 per share of Series C Preferred Stock) for the period beginning on July 15, 2021 to, but not including, October 15, 2021. All dividends on the shares of Series C Preferred Stock will cease to accrue.
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
74 Huntington Bancshares Incorporated

Table of Content
The following table presents the dividends declared for each series of Preferred shares for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine months ended September 30,
(amounts in millions, except per share data)	2021		2020		2021		2020
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	$7.07	$—	$7.44	$—	$21.63	$—	$28.56	$(1)
Series C	14.69	(1)	14.69	(1)	44.07	(4)	44.07	(4)
Series D	—	—	15.63	(10)	31.25	(18)	46.88	(29)
Series E	1,425.00	(7)	1,425.00	(7)	4,275.00	(21)	4,275.00	(21)
Series F	1,406.25	(7)	2,062.50	(10)	4,218.75	(21)	2,062.50	(10)
Series G	1,112.50	(6)	—	—	3,337.50	(18)	—	—
Series H	11.25	(6)	—	—	30.75	(16)	—	—
Series I	356.25	(2)	—	—	712.50	(5)	—	—
Total		$(29)		$(28)		$(103)		$(65)
Change in Common Shares Authorized
During the second quarter of 2021, Huntington amended its charter to increase the number of authorized shares of common stock from 1.5 billion shares to 2.25 billion shares.
Share Repurchases
On July 21, 2021, the Board authorized the repurchase of up to $800 million of common shares over the next four quarters. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the 2021 third quarter, Huntington repurchased a total of $500 million common stock, representing 33.4 million common shares, at a weighted average price of $14.96.
Treasury shares
Treasury shares includes shares held for deferred compensation plans, at cost, of $79 million at September 30, 2021 and $59 million at December 31, 2020.
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
11. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock and impact of preferred stock redemption) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, and distributions from deferred compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
2021 3Q Form 10-Q 75

Table of Content
The calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2021	2020	2021	2020
Basic earnings per common share:
Net income attributable to Huntington Bancshares Inc	$377	$303	$894	$501
Preferred stock dividends	29	28	103	65
Impact of preferred stock redemption	15	—	15	—
Net income available to common shareholders	$333	$275	$776	$436
Average common shares issued and outstanding	1,462,736	1,017,253	1,201,763	1,017,052
Basic earnings per common share	$0.23	$0.27	$0.65	$0.43
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	17,536	9,005	17,623	9,628
Shares held in deferred compensation plans	7,063	5,202	6,042	4,893
Dilutive potential common shares	24,599	14,207	23,665	14,521
Total diluted average common shares issued and outstanding	1,487,335	1,031,460	1,225,428	1,031,573
Diluted earnings per common share	$0.22	$0.27	$0.63	$0.42
Anti-dilutive awards (1)	4,609	13,954	4,410	12,420
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

(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Noninterest income	2021	2020	2021	2020
Noninterest income from contracts with customers	$315	$224	$794	$652
Noninterest income within the scope of other GAAP topics	220	206	580	530
Total noninterest income	$535	$430	$1,374	$1,182
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 17 “Segment Reporting”.
76 Huntington Bancshares Incorporated

Table of Content

	Three Months Ended September 30, 2021
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$89	$23	$1	$1	$—	$114
Card and payment processing income	85	6	—	—	—	91
Trust and investment management services	17	—	—	44	—	61
Insurance income	12	2	—	11	—	25
Other noninterest income	8	5	1	2	8	24
Net revenue from contracts with customers	$211	$36	$2	$58	$8	$315
Noninterest income within the scope of other GAAP topics	91	114	2	—	13	220
Total noninterest income	$302	$150	$4	$58	$21	$535

	Three Months Ended September 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$54	$19	$2	$1	$—	$76
Card and payment processing income	59	4	—	—	—	63
Trust and investment management services	13	1	—	34	—	48
Insurance income	12	2	—	11	(1)	24
Other noninterest income	6	6	1	3	(3)	13
Net revenue from contracts with customers	$144	$32	$3	$49	$(4)	$224
Noninterest income within the scope of other GAAP topics	130	58	(1)	(2)	21	206
Total noninterest income	$274	$90	$2	$47	$17	$430

	Nine Months Ended September 30, 2021
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$201	$64	$4	$2	$—	$271
Card and payment processing income	211	14	—	—	—	225
Trust and investment management services	45	1	—	122	—	168
Insurance income	38	5	—	33	1	77
Other noninterest income	19	14	2	7	11	53
Net revenue from contracts with customers	$514	$98	$6	$164	$12	$794
Noninterest income within the scope of other GAAP topics	266	255	3	1	55	580
Total noninterest income	$780	$353	$9	$165	$67	$1,374

	Nine Months Ended September 30, 2020
(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$161	$54	$4	$3	$—	$222
Card and payment processing income	163	11	—	—	—	174
Trust and investment management services	33	3	—	104	—	140
Insurance income	32	5	—	34	1	72
Other noninterest income	18	14	2	11	(1)	44
Net revenue from contracts with customers	$407	$87	$6	$152	$—	$652
Noninterest income within the scope of other GAAP topics	297	174	1	(1)	59	530
Total noninterest income	$704	$261	$7	$151	$59	$1,182
2021 3Q Form 10-Q 77

Table of Content
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2021 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended September 30, 2021 was determined to be immaterial.
13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 20 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2020 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2021 and 2020.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 are summarized in the following tables:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$77	$—	$—	$77
	—	77	—	—	77
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,734	—	—	3,734
Residential MBS	—	14,337	—	—	14,337
Commercial MBS	—	1,498	—	—	1,498
Other agencies	—	264	—	—	264
Municipal securities	—	52	3,582	—	3,634
Private-label CMO	—	102	18	—	120
Asset-backed securities	—	250	35	—	285
Corporate debt	—	1,773	—	—	1,773
Other securities/sovereign debt	—	4	—	—	4
	5	22,014	3,635	—	25,654
Other securities	62	24	—	—	86
Loans held for sale	—	1,297	—	—	1,297
Loans held for investment	—	119	20	—	139
MSRs	—	—	338	—	338
Other assets:
Derivative assets	—	1,567	19	(686)	900
Assets held in trust for deferred compensation plans	151	—	—	—	151
Liabilities
Other liabilities:
Derivative liabilities	—	1,056	7	(813)	250
78 Huntington Bancshares Incorporated

Table of Content

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$62	$—	$—	$62
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,666	—	—	3,666
Residential MBS	—	7,935	—	—	7,935
Commercial MBS	—	1,163	—	—	1,163
Other agencies	—	62	—	—	62
Municipal securities	—	53	2,951	—	3,004
Private-label CMO	—	—	9	—	9
Asset-backed securities	—	182	10	—	192
Corporate debt	—	445	—	—	445
Other securities/sovereign debt	—	4	—	—	4
	5	13,510	2,970	—	16,485
Other securities	59	—	—	—	59
Loans held for sale	—	1,198	—	—	1,198
Loans held for investment	—	71	23	—	94
MSRs	—	—	210	—	210
Other assets:
Derivative assets	—	1,903	43	(889)	1,057
Assets held in trust for deferred compensation plans	73	—	—	—	73
Liabilities
Other liabilities:
Derivative liabilities	—	1,031	2	(917)	116
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
The following tables present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2021 and 2020, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
2021 3Q Form 10-Q 79

Table of Content

	Level 3 Fair Value Measurements Three Months Ended September 30, 2021
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$327	$23	$3,609	$18	$46	$21
Transfers out of Level 3 (1)	—	(39)	—	—	—	—
Total gains/losses for the period:
Included in earnings	1	28	(1)	—	—	—
Included in OCI	—	—	(8)	—	—	—
Purchases/originations	31	—	260	—	—	—
Sales	—	—	(17)	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(21)	—	(261)	—	(11)	—
Closing balance	$338	$12	$3,582	$18	$35	$20
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$1	$(12)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(10)	—	—	—

	Level 3 Fair Value Measurements Three Months Ended September 30, 2020
	MSRs	Derivative instruments	Available-for-sale securities			Loans held for investment
(dollar amounts in millions)			Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$172	$40	$3,102	$5	$56	$25
Transfers out of Level 3 (1)	—	(64)	—	—	—	—
Total gains/losses for the period:
Included in earnings	19	72	(1)	—	—	—
Included in OCI	—	—	60	—	—	—
Purchases/originations	—	—	154	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	—	—	(226)	—	(7)	—
Closing balance	$191	$48	$3,089	$5	$49	$24
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$18	$8	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	62	—	—	—
80 Huntington Bancshares Incorporated

Table of Content

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2021
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(109)	—	—	—	—
Total gains/losses for the period:
Included in earnings	27	73	(1)	—	—	—
Included in OCI	—	—	(13)	—	—	—
Purchases/originations/acquisitions	162	7	1,613	8	75	—
Sales	—	—	(369)	—	—	—
Repayments	—	—	—	—	—	(3)
Settlements	(61)	—	(599)	1	(50)	—
Closing balance	$338	$12	$3,582	$18	$35	$20
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$27	$(33)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(14)	—	—	—

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2020
			Available-for-sale securities				Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities		Private- label CMO	Asset- backed securities
Opening balance	$7	$6	$2,999		$2	$48	$26
Fair value election for servicing assets previously measured using the amortized method	205	—	—		—	—	—
Transfers out of Level 3 (1)	—	(139)	—		—	—	—
Total gains/losses for the period:
Included in earnings	(21)	181	(2)		—	—	—
Included in OCI	—	—	61		—	—	—
Purchases/originations	—	—	491		3	28	—
Repayments	—	—	—		—	—	(2)
Settlements	—	—	(460)		—	(27)	—
Closing balance	$191	$48	$3,089		$5	$49	$24
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(22)	$42	$—		$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	64	—	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
The following tables summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2021 and 2020:
2021 3Q Form 10-Q 81

Table of Content

	Level 3 Fair Value Measurements Three Months Ended September 30, 2021
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$1	$28	$—
Interest and fee income	—	—	(1)
Total	$1	$28	$(1)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$19	$72	$—
Interest and fee income	—	—	(1)
Total	$19	$72	$(1)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2021
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$27	$73	$—
Interest and fee income	—	—	(1)
Total	$27	$73	$(1)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2020
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities
Classification of gains and losses in earnings:
Mortgage banking income	$(21)	$181	$—
Interest and fee income	—	—	(2)
Total	$(21)	$181	$(2)
Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2021
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$1,297	$1,260	$37	$—	$—	$—
Loans held for investment	139	143	(4)	3	4	(1)

	December 31, 2020
(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
Assets	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Loans held for sale	$1,198	$1,134	$64	$2	$2	$—
Loans held for investment	94	99	(5)	7	8	(1)
82 Huntington Bancshares Incorporated

Table of Content
The following table present the net gains (losses) from fair value changes for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Net gains (losses) from fair value changes
(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Assets	2021	2020	2021	2020
Loans held for sale (1)	$(4)	$13	$(30)	$35
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
The amounts measured at fair value on a nonrecurring basis at September 30, 2021 were as follows:

		Fair Value Measurements Using			Total Gains/(Losses) Nine Months Ended September 30, 2021
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Collateral-dependent loans	$18	$—	$—	$18	$(2)
Loans held for sale	—	—	—	—	1
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
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2021 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$338	Discounted cash flow	Constant prepayment rate	8%	-	21%	12%
			Spread over forward interest rate swap rates	3%	-	11%	5%
Derivative assets	19	Consensus Pricing	Net market price	(4)%	-	10%	1%
			Estimated pull through %	6%	-	100%	90%
Municipal securities	3,582	Discounted cash flow	Discount rate	—%	-	2%	1%
Asset-backed securities	35		Cumulative default	—%	-	64%	5%
			Loss given default	5%	-	90%	24%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	18	Appraisal value	N/A				N/A
2021 3Q Form 10-Q 83

Table of Content

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020 (1)
(dollar amounts in millions)	Fair Value	Valuation Technique	Significant Unobservable Input	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	$210	Discounted cash flow	Constant prepayment rate	8%	-	24%	17%
			Spread over forward interest rate swap rates	4%	-	11%	5%
Derivative assets	43	Consensus Pricing	Net market price	(4)%	-	11%	3%
			Estimated pull through %	1%	-	100%	88%
Municipal securities	2,951	Discounted cash flow	Discount rate	—%		1%	1%
Asset-backed securities	10		Cumulative default	—%		39%	4%
			Loss given default	5%		80%	25%
Measured at fair value on a nonrecurring basis:
Collateral-dependent loans	144	Appraisal value	N/A				NA
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
84 Huntington Bancshares Incorporated

Table of Content
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments at September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$10,188	$—	$—	$10,188	$10,188
Trading account securities	—	—	77	77	77
Available-for-sale securities	—	—	25,654	25,654	25,654
Held-to-maturity securities	12,455	—	—	12,455	12,619
Other securities	563	—	86	649	649
Loans held for sale	—	38	1,297	1,335	1,335
Net loans and leases (1)	108,321	—	139	108,460	108,385
Derivative assets	—	—	900	900	900
Assets held in trust for deferred compensation plans	—	—	151	151	151
Financial Liabilities
Deposits	141,898	—	—	141,898	142,261
Short-term borrowings	435	—	—	435	435
Long-term debt	7,779	—	—	7,779	7,908
Derivative liabilities	—	—	250	250	250

	December 31, 2020
(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
Financial Assets
Cash and short-term assets	$6,712	$—	$—	$6,712	$6,712
Trading account securities	—	—	62	62	62
Available-for-sale securities	—	—	16,485	16,485	16,485
Held-to-maturity securities	8,861	—	—	8,861	9,255
Other securities	359	—	59	418	418
Loans held for sale	—	77	1,198	1,275	1,275
Net loans and leases (1)	79,700	—	94	79,794	80,477
Derivative assets	—	—	1,057	1,057	1,057
Assets held in trust for deferred compensation plans	—	—	73	73	73
Financial Liabilities
Deposits	98,948	—	—	98,948	99,021
Short-term borrowings	183	—	—	183	183
Long-term debt	8,352	—	—	8,352	8,568
Derivative liabilities	—	—	116	116	116
(1)Includes collateral-dependent loans.
2021 3Q Form 10-Q 85

Table of Content
The following table presents the level in the fair value hierarchy for the estimated fair values at September 30, 2021 and December 31, 2020:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$77	$—		$77
Available-for-sale securities	5	22,014	3,635		25,654
Held-to-maturity securities	—	12,619	—		12,619
Other securities (2)	62	24	—		86
Loans held for sale	—	1,297	38		1,335
Net loans and direct financing leases	—	119	108,266		108,385
Derivative assets	—	1,567	19	$(686)	900
Financial Liabilities
Deposits	—	137,142	5,119		142,261
Short-term borrowings	—	435	—		435
Long-term debt	—	7,147	761		7,908
Derivative liabilities	—	1,056	7	(813)	250

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Financial Assets
Trading account securities	$—	$62	$—		$62
Available-for-sale securities	5	13,510	2,970		16,485
Held-to-maturity securities	—	9,255	—		9,255
Other securities (2)	59	—	—		59
Loans held for sale	—	1,198	77		1,275
Net loans and direct financing leases	—	71	80,406		80,477
Derivative assets	—	1,903	43	$(889)	1,057
Financial Liabilities
Deposits	—	96,656	2,365		99,021
Short-term borrowings	—	183	—		183
Long-term debt	—	7,999	569		8,568
Derivative liabilities	—	1,031	2	(917)	116
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.
The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, FHLB advances, and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, interest-bearing deposits at FRB, federal funds sold, and securities purchased under resale agreements. Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
86 Huntington Bancshares Incorporated

Table of Content
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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	September 30, 2021			December 31, 2020
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$20,053	$413	$12	$27,056	$719	$51
Foreign exchange contracts	209	—	—	—	—	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	54,089	772	665	44,495	1,074	828
Foreign exchange contracts	3,568	35	30	2,718	46	47
Commodities contracts	1,255	353	351	1,952	107	103
Equity contracts	705	13	5	517	—	4
Total Contracts	$79,879	$1,586	$1,063	$76,738	$1,946	$1,033
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)		2021	2020	2021	2020
Interest rate contracts:
Customer	Capital markets fees	$13	$10	$37	$39
Mortgage banking	Mortgage banking income	5	47	(24)	109
Interest rate floors	Interest and fee income on loans and leases	(4)	—	(8)	—
Interest rate caps	Interest expense on long-term debt	—	—	89	—
Foreign exchange contracts	Capital markets fees	9	7	22	18
Commodities contracts	Capital markets fees	(1)	—	(1)	2
Equity contracts	Other noninterest expense	(2)	(1)	(6)	(3)
Total		$20	$63	$109	$165
2021 3Q Form 10-Q 87

Table of Content
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
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments.

	September 30, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$7,372	$—	$—	$7,372
Loans	—	7,925	271	8,196
Long-term debt	4,756	—	—	4,756
Total notional value at September 30, 2021	$12,128	$7,925	$271	$20,324

	December 31, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$3,484	$—	$—	$3,484
Loans	—	17,375	1,271	18,646
Long-term debt	6,197	—	5,000	11,197
Total notional value at December 31, 2020	$9,681	$17,375	$6,271	$33,327
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of floors and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase to net interest income of $61 million and $82 million for the three-month periods ended September 30, 2021, and 2020, respectively. For the nine-month periods ended September 30, 2021, and 2020, the net amounts resulted in an increase to net interest income of $291 million and $151 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $7.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on our Unaudited Condensed Consolidated Statements of Financial Condition. Huntington has also designated $0.4 billion of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
88 Huntington Bancshares Incorporated

Table of Content
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020	2021	2020
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$2	$—	$39	$(1)
Change in fair value of hedged investment securities (1)	—	—	(40)	1
Change in fair value of interest rate swaps hedging long-term debt (2)	(22)	(36)	(95)	159
Change in fair value of hedged long term debt (2)	22	35	96	(160)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income
(2)Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of September 30, 2021, and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Assets
Investment securities (1)	$17,630	$6,637	$2	$3
Liabilities
Long-term debt	4,882	6,383	135	232
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of September 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.2 billion, the cumulative basis adjustments associated with these hedging relationships was $1 million, and the amounts of the designated hedging instruments were $7.0 billion.
The cumulative amount of fair value hedging adjustments remaining for any hedged assets and liabilities for which hedge accounting has been discontinued was $(35) million and $(62) million at September 30, 2021 and December 31, 2020, respectively.
Cash Flow Hedges
At September 30, 2021, Huntington has $7.9 billion of interest rate floors, floor spreads and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and (losses) on interest rate floors, floor spreads, and swaps recognized in other comprehensive income were $(29) million and $(40) million for the three-month periods ended September 30, 2021 and 2020, respectively. For the nine-month periods ended September 30, 2021 and 2020, gains and losses on interest rate floors and swaps recognized in other comprehensive income were $(102) million and $279 million, respectively.
Net investment Hedges
Huntington has entered into forward foreign exchange contracts to hedge the value of the Company’s investments in non-U.S. dollar functional currency entities. The total notional amount of forward foreign exchange contracts at September 30, 2021 was $209 million.
2021 3Q Form 10-Q 89

Table of Content
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives at September 30, 2021 and December 31, 2020 were $34 million and $26 million, respectively. At September 30, 2021 and December 31, 2020, Huntington had commitments to sell residential real estate loans of $2.7 billion and $2.9 billion, respectively. These contracts mature in less than one year.
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
The notional value of the derivative financial instruments, the corresponding net asset (liability) position recognized in other assets and/or other liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Notional value	$1,153	$1,170
Trading assets	17	43

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(dollar amounts in millions)	2021	2020	2021	2020
Trading gains	$(4)	$(1)	$(28)	$61
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both September 30, 2021 and December 31, 2020, were $53 million and $70 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $53 billion and $37 billion at September 30, 2021 and December 31, 2020, respectively. Huntington’s credit risk from customer derivatives was $787 million and $882 million at the same dates, respectively.
90 Huntington Bancshares Incorporated

Table of Content
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $113 million and $175 million at September 30, 2021 and December 31, 2020, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At September 30, 2021, Huntington pledged $486 million of investment securities and cash collateral to counterparties, while other counterparties pledged $264 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
September 30, 2021	$1,586	$(686)	$900	$(81)	$(61)	$758
December 31, 2020	1,946	(889)	1,057	(112)	(142)	803

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
September 30, 2021	$1,063	$(813)	$250	$—	$(225)	$25
December 31, 2020	1,033	(917)	116	(9)	(105)	2
2021 3Q Form 10-Q 91

Table of Content
15. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at September 30, 2021, and December 31, 2020:

	September 30, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$256	$—
Affordable Housing Tax Credit Partnerships	1,436	774	1,436
Other Investments	426	145	426
Total	$1,876	$1,175	$1,862

	December 31, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Trust Preferred Securities	$14	$252	$—
Affordable Housing Tax Credit Partnerships	956	500	956
Other Investments	308	72	308
Total	$1,278	$824	$1,264
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
A list of trust preferred securities outstanding at September 30, 2021 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.83%	(2)	$70	$7
Huntington Capital II	0.76	(3)	32	3
Sky Financial Capital Trust III	1.53	(4)	72	2
Sky Financial Capital Trust IV	1.53	(4)	74	2
First Place Capital Trust I	3.00	(5)	4	—
First Place Capital Trust II	6.45		4	—
Total			$256	$14
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at September 30, 2021, based on three-month LIBOR +0.70%.
(3)Variable effective rate at September 30, 2021, based on three-month LIBOR +0.625%.
(4)Variable effective rate at September 30, 2021, based on three-month LIBOR +1.40%.
(5)Variable effective rate at September 30, 2021, based on three-month LIBOR +2.85%.
92 Huntington Bancshares Incorporated

Table of Content
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2021 and December 31, 2020.

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Affordable housing tax credit investments	$2,134	$1,568
Less: amortization	(698)	(612)
Net affordable housing tax credit investments	$1,436	$956
Unfunded commitments	$774	$500
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$36	$29	$113	$88
Proportional amortization expense included in provision for income taxes	34	25	92	75
There were no sales of affordable housing tax credit investments during the three-month and nine-month periods ended September 30, 2021 and 2020. There was no impairment recognized for the three-month and nine-month periods ended September 30, 2021 and 2020.
Other investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
2021 3Q Form 10-Q 93

Table of Content
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2021 and December 31, 2020, were as follows:

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$28,226	$20,701
Consumer	18,982	14,808
Commercial real estate	2,576	1,313
Standby letters of credit and guarantees on industrial revenue bonds	904	581
Commercial letters of credit	15	21
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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $6 million and $5 million at September 30, 2021 and December 31, 2020, respectively.
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
94 Huntington Bancshares Incorporated

Table of Content
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at September 30, 2021 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s September 30, 2021, December 31, 2020, and September 30, 2020, reported results by business segment.

	Three Months Ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2021
Net interest income	$483	$416	$123	$42	$96	$1,160
Provision for credit losses	(7)	(34)	(25)	4	—	(62)
Noninterest income	302	150	4	58	21	535
Noninterest expense	637	247	48	84	273	1,289
Provision (benefit) for income taxes	33	73	22	3	(41)	90
Income attributable to non-controlling interest	—	1	—	—	—	1
Net income (loss) attributable to Huntington Bancshares Inc	$122	$279	$82	$9	$(115)	$377
2020
Net interest income	$367	$221	$110	$39	$80	$817
Provision for credit losses	87	87	(12)	15	—	177
Noninterest income	274	90	2	47	17	430
Noninterest expense	450	135	34	56	37	712
Provision (benefit) for income taxes	22	19	19	3	(8)	55
Income attributable to non-controlling interest	—	—	—	—	—	—
Net income attributable to Huntington Bancshares Inc	$82	$70	$71	$12	$68	$303
2021 3Q Form 10-Q 95

Table of Content

	Nine months ended September 30,
Income Statements	Consumer & Business Banking	Commercial Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2021
Net interest income	$1,187	$873	$340	$113	$457	$2,970
Provision for credit losses	57	107	(77)	2	—	89
Noninterest income	780	353	9	165	67	1,374
Noninterest expense	1,617	553	119	217	648	3,154
Provision (benefit) for income taxes	62	119	64	12	(51)	206
Income attributable to non-controlling interest	—	1	—	—	—	1
Net income (loss) attributable to Huntington Bancshares Inc	$231	$446	$243	$47	$(73)	$894
2020
Net interest income	$1,099	$693	$316	$122	$169	$2,399
Provision for credit losses	200	611	118	16	—	945
Noninterest income	704	261	7	151	59	1,182
Noninterest expense	1,288	400	103	181	67	2,039
Provision (benefit) for income taxes	66	(12)	21	16	5	96
Income attributable to non-controlling interest	—	—	—	—	—	—
Net income (loss) attributable to Huntington Bancshares Inc	$249	$(45)	$81	$60	$156	$501

	Assets at		Deposits at
(dollar amounts in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Consumer & Business Banking	$41,656	$30,758	$94,439	$60,910
Commercial Banking	54,671	36,311	32,531	24,766
Vehicle Finance	20,122	19,789	1,437	722
RBHPCG	8,114	7,064	9,025	7,635
Treasury / Other	49,315	29,116	4,466	4,915
Total	$173,878	$123,038	$141,898	$98,948

96 Huntington Bancshares Incorporated

Table of Content
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2020 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, Huntington’s disclosure controls and procedures were effective.
TCF was acquired on June 9, 2021. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
2021 3Q Form 10-Q 97

Table of Content
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2021 to July 31, 2021	—	$—	$800,000,000
August 1, 2021 to August 31, 2021	23,360,291	14.94	399,250,131
September 1, 2021 to September 30, 2021	10,048,565	15.05	300,051,032
Total	33,408,856	$14.96	$300,051,032
(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
On July 21, 2021, the Board authorized the repurchase of up to $800 million of common shares over the next four quarters. During the 2021 third quarter, Huntington repurchased a total of 33.4 million shares at a weighted average share price of $14.96, with 23.5 million shares repurchased under the accelerated share repurchase program discussed below, and the remaining 9.9 million shares through open-market repurchases.

98 Huntington Bancshares Incorporated

Table of Content
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
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2021 formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

2021 3Q Form 10-Q 99

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	November 5, 2021	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2021	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

100 Huntington Bancshares Incorporated