Form 10-K
period 2021-12-31
HUNTINGTON BANCSHARES INC /MD/
filed 2022-02-18
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________________________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
Commission File Number 1-34073
_________________________________________________________________________________________________________________________________________________________________________

Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________________________________________________________________________________________

Maryland			31-0724920
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

41 South High Street	Columbus,	Ohio	43287
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Depositary Shares (each representing a 1/40th interest in a share of 4.500% Series H Non-Cumulative, perpetual preferred stock)	HBANP	NASDAQ
Depositary Shares (each representing a 1/1000th interest in a share of 5.70% Series I Non-Cumulative, perpetual preferred stock)	HBANM	NASDAQ
Common Stock—Par Value $0.01 per Share	HBAN	NASDAQ
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
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, determined by using a per share closing price of $14.27, as quoted by Nasdaq on that date, was $20,819,027,009. As of January 31, 2022, there were 1,438,088,216 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2022 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
ANPR	Advance Notice of Proposed Rulemaking
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Lending Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at Default
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
ELT	Executive Leadership Team
EPS	Earnings Per Share
ESG	Environmental, Social and Governance
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
4 Huntington Bancshares Incorporated

FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FRB	Federal Reserve Bank
FRG	Financial Recovery Group
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GLBA	Gramm-Leach-Bliley Act
HIC	Huntington Investment Company
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LFI Rating System	Large Financial Institution Rating System
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased financial assets with credit deterioration
PD	Probability of Default
Plan	Huntington Bancshares Retirement Plan
PPP	Paycheck Protection Program
2021 Form 10-K 5

Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, troubled debt restructured loans, and criticized commercial loans
Capital and Liquidity Tailoring Rule	Refers to the changes to applicability thresholds for regulatory and capital and liquidity requirements, issued by the OCC, the Federal Reserve and the FDIC
EPS Tailoring Rule	Refers to Prudential Standards for Large Bank Holding Companies and Savings and Loan Holding, issued by the Federal Reserve
Tailoring Rules	Refers to the Capital and Liquidity Tailoring Rule and the EPS Tailoring Rule
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RWA	Risk-Weighted Assets
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCF	TCF Financial Corporation
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UPB	Unpaid Principal Balance
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
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
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, inventory finance, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. At December 31, 2021, our 1,092 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
On June 9, 2021, Huntington closed the acquisition of TCF Financial Corporation in an all-stock transaction valued at $7.2 billion. TCF was a financial holding company headquartered in Detroit, Michigan with operations across the Midwest. The acquisition brought increased scale and market density, as well as added new markets and capabilities. Historical periods prior to June 9, 2021 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all post-acquisition activity. For further information, refer to Note 3 “Acquisition of TCF Financial Corporation” of the Notes to the Condensed Consolidated Financial Statements.
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
Following is a description of our four business segments and the Treasury / Other function:
•Commercial Banking: Through a relationship banking model, the Commercial Banking segment provides a comprehensive set of product offerings and capabilities to middle market, large corporate, specialized industries and government/public sector customers located within our geographic footprint, as well as nationally. The segment is divided into five business units: Regional Commercial Banking, Specialty Banking, Asset Finance, Treasury Management and Capital Markets.
Regional Commercial Banking primarily focuses on providing banking solutions to middle market businesses, government and public sector entities, and commercial real estate developers/REITs. Most middle market and government customers are located within our footprint, while our commercial real estate team serves customers nationally. Within commercial real estate, Huntington Community Development focuses on improving the quality of life for our communities and the residents of low-to-moderate income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.
2021 Form 10-K 7

Specialty Banking offers banking solutions to targeted industries across the country. Industries include healthcare, technology and telecommunications, franchise finance, sponsor finance, and global services.
Asset Finance provides equipment financing, asset-based lending, inventory financing, structured lending and municipal financing solutions to small, medium and large commercial and municipal customers across a diversified range of industries on a national basis.
Capital Markets delivers capital raising solutions, sales and trading, and corporate risk management products for Commercial customers. Our Institutional Banking business lines serve corporate and public sector customers with access to public markets and sophisticated financing needs.
Treasury Management offers a robust suite of payments, working capital and liquidity solutions to help businesses effectively manage their payments and investment activity.
•Consumer and Business Banking: The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, CDs, investments, consumer loans, credit cards, and small business loans. Other financial services available to customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Huntington serves customers through our network of channels, including branches, online banking, mobile banking, telephone banking, and ATMs.
We have a “Fair Play” banking philosophy: providing differentiated products and services, built on a strong foundation of customer friendly products and advocacy. Our brand resonates with consumers and businesses, helping us acquire new customers and deepen relationships with current customers. Our Fair Play banking suite of products includes 24-Hour Grace®, Money Scout℠, $50 Safety Zone℠, Early Pay and Standby Cash℠.
Business Banking is a dynamic part of our business and we are committed to being the bank of choice for businesses in our markets. Business Banking is defined as serving companies with annual revenues up to $20 million. Beyond conventional lending solutions, Huntington offers SBA lending, practice finance and treasury management capabilities. We are the #1 SBA lender in the nation in units as of federal fiscal year end September 30, 2021. Huntington continues to develop products and services that are designed specifically to meet the needs of small business and look for ways to help companies find solutions to their financing needs.
Consumer Payments and Lending provides consumer and small business credit and debit cards primarily to our deposit customers as well as unsecured personal loans, personal lines, other direct secured loans. The products are distributed through both branch and online channels. The product suite is aimed at meeting our customers’ borrowing and transacting needs. The team continues to explore ways to innovate and continue to meet the evolving and rapidly changing payment needs of customers.
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
8 Huntington Bancshares Incorporated

The Vehicle Finance team services automobile dealerships, their owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships has allowed us to expand into select markets outside of the Midwest and to actively deepen relationships in 27 states while building a strong reputation. Huntington also provides financing for the purchase by consumers of recreational vehicles and marine craft on an indirect basis through a series of dealerships with a 34 state footprint, including coastal states.
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
The financial results for each of these business segments are included in Note 25 - “Segment Reporting” of Notes to Consolidated Financial Statements and are discussed in the “Business Segment Discussion” of our MD&A.
ESG
ESG Oversight
With oversight from our Board of Directors, we and our colleagues are committed to implementing strong ESG practices by living out our Purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. The following represents how ESG is governed and integrated throughout the Company:

Board Nominating and ESG Committee		Board Risk Oversight Committee

Executive Leadership Team		Risk Management Committee

ELT Sponsor

ESG Working Group	ESG Strategy Team	Climate Risk Management Working Group
ESG Working Group
Huntington’s ESG Working Group is primarily responsible for driving the overarching ESG strategy for the Company and making strategy recommendations to the Board; reporting ESG strategy, goals, and progress to the Board (typically on a quarterly basis); and publishing our various ESG disclosures, including the annual ESG Report. The ESG Working Group is comprised of a core, cross-functional group with representatives from our Environmental Strategy & Sustainability, Investor Relations, Legal, Corporate Communications, and Corporate Governance functions. To keep abreast of matters throughout the year, this group typically meets on a weekly basis.
2021 Form 10-K 9

ESG Strategy Team
The ESG Strategy Team is responsible for advancing the ESG strategy and facilitating implementation of the strategy at the segment- and business unit-level; ensuring consistent understanding of ESG strategy throughout the Company; and assisting with ESG goal setting, reporting, and monitoring. The Team also works to identify ESG-related innovation and advancement opportunities aligned with strategic planning for the enterprise. This larger group includes executive leaders across business segments and support units and meets regularly throughout the year.
Climate Risk Management Working Group
Our Climate Risk Management Working Group, led by our Climate Risk Director, has the more narrowed focus of creating and monitoring Huntington’s Climate Risk Framework, performing climate risk scenario testing, and establishing our financed emissions methodology.
Economic
Our economic impact begins with our commitment to delivering sustainable, long-term shareholder value through financial performance, while maintaining an aggregate moderate-to-low, through-the-cycle risk appetite and a well-capitalized position. We align our corporate strategy to our purpose of helping others and build upon our market-leading, purpose-driven bank through focused efforts on the environmental, social and governance issues most important to our business and our stakeholders.
Following the acquisition of TCF, in June 2021, we committed $40 billion toward a new Strategic Community Plan to strengthen small businesses and foster economic justice through our footprint over the next five years. The Strategic Community Plan builds on the goals of our previous community plans, with expanded commitments focusing on increasing lending and services to address economic, social, environmental, and racial equity areas of need as follows:
•Huntington committed to providing $24 billion in affordable housing financing and consumer lending.
•Huntington expanded its Small Business lending programs into its new footprint and committed $10 billion to the programs.
•Huntington committed $6.5 billion in loans and investments to establish programs and services that foster equity in areas such as affordable housing, small business financing, and community services.
•Embedded in the areas of need above is a $16 billion commitment for Diversity, Equity, and Inclusion initiatives, with allocation of funds to minority borrowers and communities to advance systemic change.
Environmental
Our approach to environmental sustainability is guided by our Environmental Policy Statement, which outlines our pledge to protect the environment, address climate change, and manage our environmental risks. We demonstrate our commitment and transparency through our disclosures to CDP and our reporting to the TCFD framework.
We have made progress on our goals to reduce our operational (Scope 1 and Scope 2) emissions, reduce our landfill waste, paper printing, and water consumption. We have also committed to shifting 50% of our electricity usage to renewable sources by 2035. In November of 2021, we announced our first-ever Climate Risk Director and Environmental Strategy & Sustainability Director providing an increased focus on climate risk and environmental related efforts.
Human Capital (Social)
Huntington aspires to be a Category of One financial services institution: an organization unique in the combination of its culture and performance. Huntington had 18,442 average full-time equivalent colleagues during 2021, all of whom are encouraged to live out a shared purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. We believe purpose driven leadership facilitates progress in achieving a diverse and inclusive workforce and in driving performance.
10 Huntington Bancshares Incorporated

We engage with our colleagues to gain valuable feedback on a wide range of subjects related to the experience of working at Huntington, with a strategic focus on culture, trust and engagement. We value the feedback colleagues choose to share and use the information to drive our talent management strategy, which focuses on four key areas and a commitment to diversity, equity and inclusion:
•Engagement
•Development
•Retention, and
•Attraction of top talent
Engagement
At Huntington, we have taken steps to ensure our values, beliefs, and behaviors align with those of current and potential colleagues. We believe we have highly engaged colleagues committed to looking out for each other and our customers with a balanced focus on “what we do” and “how we do it.” This synergy has proven to positively impact colleague performance and satisfaction. 2021 marked the eighth consecutive year we conducted a company-wide engagement survey to measure our colleagues’ experience across a variety of areas, with a strategic focus on culture, trust, and engagement – and the results, which included responses of our newly integrated TCF colleagues, were reaffirming. In 2021, 83%, 85% and 81% responded favorably on culture, trust and engagement respectively. 79% of colleagues responded they would recommend Huntington as a great place to work. In addition to the annual company-wide engagement survey, we further engaged our colleagues by launching three broad pulse surveys. These surveys were leveraged to inform of colleague sentiment on key and timely topics, such as the cultural integration of TCF, the health and safety response to COVID-19, and the transition to remote work.
At Huntington, living our shared Purpose extends beyond our daily work. We believe that building connections between colleagues, their families and our communities creates a meaningful, fulfilling and enjoyable colleague experience. During 2021, Huntington colleagues continued to successfully navigate through the on-going pandemic challenges, safely providing over 28,000 volunteer hours to organizations across our footprint.
Development
We have created specialized programs to help our colleagues grow and develop. These programs include an online library which allows colleagues to take ownership of their development via direct access to role-based content. The content is divided into three key areas of development: learning and growth, maximizing performance, and protecting the company. During 2021, all our colleagues had experienced training within one or more of these areas with an average of 30.7 training hours per average full-time equivalent colleague. Additionally, we expanded learning opportunities across our footprint offering all colleagues the ability to obtain post-secondary education with reimbursement of tuition.
Fostering an inclusive work environment is a responsibility shared by all colleagues. To ensure all Huntington colleagues are able to identify the value of, and exhibit, behaviors that drive diversity, equity, and inclusion, we offer year-round training. In 2021, our colleagues collectively completed 1.3 hours per average full-time equivalent colleague of diversity, equity and inclusion training, with additional opportunities to participate in Inclusion Council and Business Resource Group events.
Retention
Huntington offers competitive rewards programs that further strengthen our employment value proposition and encourages colleague retention. Our compensation structure includes benefit plans and programs focused on multiple facets of well-being, including physical, mental, and financial wellness. Effective January 1, 2022 we increased the minimum hourly pay rate to $19. We also offer Workplace Flex to help employees achieve work/life harmony with flexible work arrangements, parental leave, and other health, wellness and financial benefits and services that assist employees and their families. Our Workplace Flex includes flextime, staggered hours, compressed workweek, part-time schedule or working remote.
2021 Form 10-K 11

Huntington is committed to pay equity so that gender, race, and ethnicity are not determining factors in salaries, bonuses, and stock-based awards. We continue to identify and implement effective practices to promote pay equity, including pay analyses, additional hiring practices that protect pay equity, and training managers on explicit and implicit bias in compensation and promotion decisions. Huntington seeks to maintain approximately 100% pay equity.
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
Attraction of top talent
We are dedicated to attracting top talent with an emphasis on experience and behaviors that align with our Purpose and our core values of ‘Can Do, Forward Thinking, and Service Heart’.
The diversity of our colleagues is a key component of our success as an organization as it allows us to have a workforce that is representative of the communities we serve. We define diversity as women and any race category other than white. We proactively seek out a diverse candidate pool during the recruitment process across all levels and include a declaration in our employee handbooks about our commitment to fair and equitable treatment for all colleagues. To keep current on colleague diversity, Huntington offers an opportunity annually for all colleagues to self-identify with respect to gender, ethnicity and race, disability and veteran’s status. During 2021, we offered select student internships to serve as a pipeline for entry-level talent with 73% of these internships fulfilled by diverse students. Additionally, we are focused on identifying, supporting and promoting qualified diverse candidates in leadership roles, where as of December 31, 2021, our combined middle, senior and executive management levels are 45% diverse. As of December 31, 2021, our total workforce was 68% diverse.
We understand that to support our diverse culture, we must also have inclusion, which is a corporate strategic objective. Huntington executes a strategy of inclusion in multiple ways. First, our Chief Diversity, Equity, and Inclusion Officer ensures Diversity, Equity, and Inclusion perspectives are an integral part of executive decisions made at Huntington. This is achieved by measuring and socializing progress on diversity across our footprint and providing diversity and inclusion programs to our colleagues. In addition, we have Inclusion Councils and Business Resource Groups to support our commitment to engage, develop, retain and attract top diverse talent. Inclusion Councils are voluntary, colleague driven regional councils that focus on an inclusive, respectful and supportive environment for all colleagues. The Business Resource Groups are voluntary, colleague-driven groups organized around a shared interest or common diversity dimension. Both are important components to our inclusion strategy and deliver content throughout the year.
Governance
Our Board of Directors and ELT are committed to executing on our long-term vision. Our Board members are accomplished leaders from diverse backgrounds, bringing the perspectives, skills, and experience necessary to use independent judgment that will effectively challenge and drive continued success. Our Board members approve the strategy, risk appetite, and ethical standards for the entire organization, and our ELT ensures our business and enterprise functions operate with high legal, ethical, and moral standards through clearly stated policies and procedures. Additionally, our leaders set the tone and oversee compliance with our standards and direct the company’s financial reporting and internal controls.
At the end of 2021, our Board consisted of 17 directors, comprised of our Chairman/President/CEO as well as our Huntington National Bank Chairman, and 15 independent directors, including our Independent Lead Director. Our key risk and governance committees require at least three directors who are independent and are chaired by an independent director with the knowledge and expertise to lead the committee. As of December 31, 2021, both our ELT and Board were 47% diverse.
12 Huntington Bancshares Incorporated

Competition
We compete with other banks and financial services companies such as savings and loans, credit unions, and finance and trust companies, as well as mortgage banking companies, equipment and automobile financing companies (including captive automobile finance companies), insurance companies, mutual funds, investment advisors, brokerage firms, and non-bank lenders both within and outside of our primary market areas. Financial Technology Companies, or FinTechs, are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.
We compete for loans primarily on the basis of value and service by building customer relationships through addressing our customers’ entire suite of banking needs, demonstrating expertise, and providing convenience. We also consider the competitive pricing pressures in each of our markets.
We compete for deposits similarly on the basis of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We employ customer friendly practices, such as a $50 Safety Zonesm, which prevents customers from being charged an overdraft fee if they overdraw by $50 or less, 24-Hour Grace® account feature for both commercial and consumer accounts, which gives customers an additional business day to cover overdrafts to their account without being charged overdraft fees, as well as Early Pay, which allows customers with direct deposit availability to their paycheck up to two days early. Customers can qualify for Standby Cashsm based on their checking deposit history, not their credit score, which provides up to $1,000 short-term line of credit free with automatic payments, or a 1% monthly interest charge without automatic payments. Huntington also has created a feature called Money Scoutsm, which is a tool that analyzes a customer’s spending habits and moves money that is not being used into that customer’s savings account. These measures fall under our approach of “Fair Play Banking.”
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2021, in the top 10 MSAs in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$33,392	34%
Detroit, MI	4	19,727	10
Cleveland, OH	2	14,193	14
Chicago, IL	12	9,920	2
Minneapolis-St. Paul, MN	5	6,545	3
Grand Rapids, MI	2	5,890	19
Akron, OH	1	5,397	27
Indianapolis, IN	5	5,017	7
Cincinnati, OH	4	4,847	3
Pittsburgh, PA	9	4,044	2
Source: FDIC.gov, based on June 30, 2021 survey.
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
2021 Form 10-K 13

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
As a result of the Economic Growth Act and the Tailoring Rules, Huntington and the Bank are subject to less restrictive requirements with respect to certain enhanced prudential standards and capital and liquidity requirements than in past years, but our business remains subject to extensive regulation and supervision. The U.S. banking agencies may issue additional rules to tailor the application of certain other regulatory requirements to BHCs and banks, including Huntington and the Bank.
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
14 Huntington Bancshares Incorporated

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
Huntington is subject to the Federal Reserve’s LFI Rating System, to align its supervisory rating system, which places a greater emphasis on capital and liquidity, including related planning and risk management practices as compared to the supervisory rating system applicable to smaller BHCs. These ratings will remain confidential.
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
2021 Form 10-K 15

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
Huntington and the Bank have elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period beginning January 1, 2022 pursuant to a rule that allows BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The cumulative impact of the two-year delay will be phased-in over the three-year transition period.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below in this section. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2021, would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
16 Huntington Bancshares Incorporated

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
The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well-capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2021, calculated using the regulatory capital methodology applicable during 2021.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2021
					Actual
Ratios:
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	9.33%
	Bank	4.50	7.00	6.50%	10.15
Tier 1 risk-based capital ratio	Consolidated	6.00	8.50	6.00	10.99
	Bank	6.00	8.50	8.00	11.06
Total risk-based capital ratio	Consolidated	8.00	10.50	10.00	13.14
	Bank	8.00	10.50	10.00	12.58
Tier 1 leverage ratio	Consolidated	4.00	N/A	N/A	8.56
	Bank	4.00	N/A	5.00	8.60
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
As of December 31, 2021, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the stress capital buffer and the Capital Conservation Buffer, respectively.
Liquidity Requirements
Under the Capital and Liquidity Tailoring Rule, Huntington, as a Category IV banking organization with less than $50 billion in weighted short-term wholesale funding, is exempt from the LCR and net stable funding ratio requirements but will continue to be subject to internal liquidity stress tests and standards.
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
2021 Form 10-K 17

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
Capital Planning and Stress Testing
Huntington is required to develop, maintain, and submit to the Federal Reserve a capital plan every year, which is subject to supervisory review in connection with the Federal Reserve’s CCAR process. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over the nine-quarter planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy. Under the stress buffer requirements final rule adopted in March 2020, the CCAR process is used to determine a BHC’s stress capital buffer requirement. Please refer to the Stress Buffer Requirements section below for further details.
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
While the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning. In addition, under the stress buffer requirements final rule adopted in March 2020, the Federal Reserve may no longer object to capital plans of BHCs, including Huntington, on a quantitative basis. Please refer to the Stress Buffer Requirements section below for further details.
Stress Buffer Requirements
In March 2020, the Federal Reserve issued a final rule to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The final rule applies to certain BHCs, including Huntington, and introduces a stress capital buffer and related changes to the capital planning and stress testing processes.
18 Huntington Bancshares Incorporated

For risk-based capital requirements, Huntington is required to calculate a SCB equal to the greater of (i) the difference between its starting and minimum projected CET1 Risk-Based Capital Ratio under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Huntington’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. As of December 31, 2021, Huntington’s SCB is 2.5%.
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
In response to the uncertainty caused by the COVID-19 pandemic, certain large BHCs, including Huntington, were not permitted to make share repurchases, subject to certain limited exceptions, during the third and fourth quarters of 2020, but were permitted to make dividend payments subject to limits based on the amount of dividends paid in the second quarter and the firm’s average net income over the preceding four quarters. For the first and second quarters of 2021, provided that a BHC did not increase its common stock dividends higher than the level paid in the second quarter of 2020, BHCs, including Huntington, were permitted to pay common dividends and make share repurchases that, in the aggregate, did not exceed an amount equal to the average of the firm’s net income over the four preceding calendar quarters. BHCs could also make additional share repurchases up to the amount of share issuances related to expensed employee compensation. These temporary restrictions were lifted after the second quarter of 2021, and these BHCs, including Huntington, are currently subject to the normal capital distribution restrictions of the stress capital buffer framework.
2021 Form 10-K 19

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
In June 2020, the five federal agencies finalized amendments to the Volcker Rule’s restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These amended requirements are not material to Huntington’s investing and trading activities.
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
The Bank is required to periodically file a resolution plan with the FDIC. In April 2019, the FDIC released an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements that requested comments on how to better tailor bank resolution plans to a firm’s size, complexity, and risk profile, and delayed bank resolution plan submissions to the rulemaking process. The FDIC issued a policy statement in June 2021 announcing that it will resume requiring bank level resolution plans for large banks, including the Bank, and bank-level resolution plans will have more streamlined content requirements. The Bank will be required to submit a bank-level resolution plan every three years, with the next submission date in December 2022.
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
20 Huntington Bancshares Incorporated

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
2021 Form 10-K 21

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
The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
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
22 Huntington Bancshares Incorporated

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. California voters also recently passed the California Privacy Rights Act, which will take effect on January 1, 2023, and significantly modifies the CCPA, including imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In California, the CCPA may be interpreted or applied in a manner inconsistent with our understanding. Numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations. The federal government may also pass data privacy or data protection legislation.
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
The FDIC also requires large insured depository institutions, including the Bank, to maintain enhanced deposit account recordkeeping and related information technology system capabilities to facilitate prompt payment of insured deposits if such an institution were to fail.
As of September 30, 2021, the DIF reserve ratio stood at 1.27%. The FDIC, as required under the FDIA, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.
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
2021 Form 10-K 23

The federal bank regulatory agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as Huntington and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including Huntington and the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule relating to such incentive-based payment arrangements was issued by the SEC in 2016. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. Huntington continues to evaluate the proposed rules, both of which are subject to further rulemaking procedures.
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
In addition, in November 2021, the Federal Reserve, OCC and FDIC finalized a rule that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.
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
In May 2020, the OCC finalized amendments to its CRA rules, which would have applied to national banks, including the Bank, but in December 2021, the OCC rescinded those amendments and reinstated the CRA rules that have historically applied to national banks.
24 Huntington Bancshares Incorporated

The OCC has also issued a joint statement with the other federal banking agencies, the FDIC and Federal Reserve, stating that they are committed to working together jointly to modernize the CRA rules.
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
In January 2021, the OCC released a final rule that would require certain OCC-supervised banks to provide access to services, capital, and credit based on their risk assessment of individual customers, rather than broad-based decisions affecting whole categories or classes of customers, which includes requiring banks to make each financial service they offer available to all persons in the geographic market served by them on proportionally equal terms. The rule was scheduled to take effect on April 1, 2021, but the OCC has delayed the effective date indefinitely. However, the OCC announced that the next confirmed Comptroller of the Currency will review the final rule, and its future remains uncertain.
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
2021 Form 10-K 25

Item 1A: Risk Factors
Risk Factor Summary
Our business is subject to numerous risks and uncertainties. While there is no assurance that any lists of risks and uncertainties of risk factors is complete, below is a summary of risk factors which impact our business. This summary should be read in conjunction with the “Detailed Discussion of Risk Pillars and Risk Factors” immediately following this summary on pages 27 through 43 in this 2021 Annual Report on Form 10-K. Risks which impact our business include but are not limited to:
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
26 Huntington Bancshares Incorporated

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
Risks related to the TCF Merger:
•We expect to continue to incur substantial costs related to the Merger.
•The integration of Huntington and TCF may be more difficult, costly or time consuming than expected and Huntington may fail to realize the anticipated benefits of the Merger.
•Our future results may suffer if we do not effectively manage our expanded operations.
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
2021 Form 10-K 27

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
Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses should the effects of the pandemic continue for an extended period of time or worsen. Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the rate and distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.
Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. These measures may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of consumer and commercial loan payments, may have a negative impact on our business, financial condition, liquidity, and results of operations. We also expect that the temporary reduction of interest rates to near zero will, over the course of 2022, be reversed, with the Federal Reserve now signaling its concerns with respect to inflation and announcing that it will begin to taper its purchases of mortgages and other bonds. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The COVID-19 pandemic has resulted in heightened operational risks. Many of our colleagues have been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals have increased their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. The increase in online and remote banking activities may also increase the risk of fraud in certain instances.
The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown. Until the effects of the pandemic subside, there is a risk of reduced revenues in our businesses and increased customer defaults. Furthermore, the U.S. economy experienced a temporary recession as a result of the pandemic, and our business could be materially and adversely affected by another recession should the effects of the pandemic continue for a period of time or worsen. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it also has the effect of heightening many of the other risks described in this 2021 Annual Report on Form 10-K.
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
28 Huntington Bancshares Incorporated

Credit Risks:
Our ACL level may prove to not be adequate or be negatively affected by credit risk exposures which could adversely affect our net income and capital.
Our business depends on the creditworthiness of our customers. Our ACL of $2.1 billion at December 31, 2021, represented management’s estimate of the current expected losses in our loan and lease portfolio (ALLL) as well as our unfunded lending commitments (AULC). We regularly review our ACL for appropriateness. In doing so, we consider probability of default, loss given default and exposure at default depending on economic parameters for each month of the remaining contractual term of the credit exposure. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. There is no certainty that our ACL will be appropriate over time to cover lifetime losses of the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
In addition, regulatory review of risk ratings and loan and lease losses may impact the level of the ACL and could have a material adverse effect on our financial condition and results of operations.
Weakness in economic conditions could adversely affect our business.
Our performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:
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
Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, decisions by the Federal Reserve to increase or reduce the size of its balance sheet or to engage in tapering its purchase of assets may also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.
2021 Form 10-K 29

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
In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. While interest rates remain low, the Federal Reserve is expected to begin raising interest rates during 2022. We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on our activities and financial results.
In addition to volatility associated with interest rates, the Company also has exposure to equity markets related to the investments within the benefit plans and other income from client-based transactions.
30 Huntington Bancshares Incorporated

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
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks. The publication of most LIBOR rates ceased as of the end of December 2021. While certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies have encouraged banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021. A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms has begun and will continue over the course of the next few years. These reforms may cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.
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
2021 Form 10-K 31

•Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.
Huntington implemented a LIBOR transition plan in 2018. As of December 31, 2021, the company ceased issuance of new LIBOR loans. Alternative reference rates at this time are predominantly SOFR based. Systems, products and analytics have been effectively transitioned away from LIBOR and are utilizing alternative reference rates. Remaining LIBOR transition project activities include remediation of remaining LIBOR products, including recently acquired products from TCF by June of 2023. We continue to assess the impact on our customers, with any needed LIBOR exceptions escalated to ELT for approval.
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
32 Huntington Bancshares Incorporated

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
2021 Form 10-K 33

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
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber-attacks and ransomware are both increasing in sophistication and prevalence. Targeted social engineering and email attacks (i.e. “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited often before security patches are published continues to rise. Remote work further increases the risk that we may experience cyber incidents as a result of our employees, vendors, and other third parties with which we interact working remotely on less secure systems and environments.
34 Huntington Bancshares Incorporated

The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner. Further, our ability to monitor our vendors’ cybersecurity practices is limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our vendors, we cannot guarantee that such agreements will prevent a cyber-incident impacting our systems or information or enable us to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber-incidents attributed to our vendors as they relate to the information we share with them.
We also face indirect technology, cybersecurity, and operational risks relating to the customers, clients, and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack, or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity, and complexity increases the risk of operational failure. Any third-party technology failure, cyber-attack, or other information or security breach, termination, or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk, or expand our business.
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
2021 Form 10-K 35

We receive, maintain, and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure, and protection of these types of information are governed by federal and state law. Both personally identifiable information and personal financial information are increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information and personal financial information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. Numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations. For more information regarding data privacy laws and regulations, refer to Item 1: Business - “Regulatory Matters”.
Further, we make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about privacy, data protection and data security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.
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
36 Huntington Bancshares Incorporated

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
2021 Form 10-K 37

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
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, the discount rates used in the income approach to fair value, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2021, the book value of our goodwill was $5.3 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or supervisory expectations or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies established for risks such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.
38 Huntington Bancshares Incorporated

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
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject increased in response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Compliance with these laws and regulations have resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations, especially those that apply to our consumer operations, which has been an area of heightened focus, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.
We expect that the Biden Administration will continue to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. It is too early for us to assess the extent to which these policies would be implemented and what their impact on our business will be.
2021 Form 10-K 39

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
For more information on litigation risks, see Note 22 - “Commitments and Contingent Liabilities” to the Consolidated Financial Statements.
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
40 Huntington Bancshares Incorporated

Our success depends, in part, on our ability to successfully implement our strategic plan as well as adapt existing products and services and develop competitive new products and services demanded by our customers. The widespread adoption of technologies will continue to require substantial investments to modify or adapt existing products and services and to develop new product or services. Additionally, we may not be successful in executing our strategic plan, introducing new products or services, achieving market acceptance of new product or services, anticipating or reacting to customers changing preferences or attracting and retaining loyal customers.
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
2021 Form 10-K 41

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
42 Huntington Bancshares Incorporated

Risks related to the TCF Merger:
We expect to continue to incur substantial costs related to the Merger.
We have incurred substantial costs in connection with the Merger and subsequent integration of the processes, policies, procedures, operations, and technologies and systems, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have attempted to accurately forecast these costs, factors that are beyond our control or that we have failed to accurately estimate could result in us incurring future charges in excess of our current estimates. These charges could be material and could materially adversely affect our future earnings.
The integration of Huntington and TCF may be more difficult, costly or time consuming than expected and Huntington may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated growth opportunities and cost savings from combining the businesses of Huntington and TCF. To realize the anticipated benefits and cost savings from the Merger, we must successfully integrate and combine the businesses of Huntington and TCF in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, or if we have failed to accurately estimate the anticipated benefits of the Merger, the anticipated benefits may not be realized fully or at all, they may take longer to realize than expected, and we may incur additional unforeseen expenses.
The integration process could result in the loss of key employees, diversion of management attention and resources, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees. In addition, the impacts of the COVID-19 pandemic may make it more costly or more difficult to integrate our new customers and employees, which, in turn, may make it more difficult to realize anticipated synergies or cost savings in the amounts estimated, in the timeframe contemplated, or at all.
Our future results may suffer if we do not effectively manage our expanded operations.
As a result of the Merger, the size, scope, and complexity of our business has increased significantly beyond that of either Huntington’s or TCF’s business prior to the Merger. Our future success will depend, in part, upon our ability to manage and achieve the benefits we have anticipated will be associated with this expanded business, challenges, including challenges related to the management and monitoring of new operations and the associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, growth opportunities, revenue enhancements or other benefits currently anticipated.

Item 1B: Unresolved Staff Comments
None.
2021 Form 10-K 43

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
Our major properties consist of the following:

Description	Location	Primary Business Segment	Utilization of Property for HBI purposes	Own	Lease
Tower Building - Office	Akron, OH	Regional Leadership, Commercial Banking, Business Banking, Private Client Banking, Trust, Bank Operations, Retail Bank Branch	50%	✓
Cascade III (own building, lease land)	Akron, OH	Compliance, Consumer & Private Bank Technology, Corporate Sourcing, Bank Operations, Indirect Lending, Information Security Services	57%	✓	✓
Easton - HNB Business Service Center	Columbus, OH	Bank Operations, Vehicle Finance, Business Banking Credit, Technology, Special Assets, Human Resources	68%	✓
Capitol Square	Columbus, OH	Bank Security, Internal Audit, Risk Administration, Treasury Management, Retail Bank Branch	57%	✓
Gateway Center	Columbus, OH	Bank Operations, Corporate Sourcing, Indirect Loan, Insurance, Phone Bank	69%	✓
Huntington Center (lease a portion of building)	Columbus, OH	Bank Administration, Private Client Group, Commercial Risk, Treasury, Finance, Accounting, Legal, Marketing, Human Resources, Tax	70%		✓
Huntington Plaza	Columbus, OH	Bank Operations, Compliance, HIC, Human Resources, Insurance	66%	✓
Detroit Tower	Detroit, MI	Building expected to be completed in 2022	n/a		✓
Indianapolis Main	Indianapolis, IN	Regional Leadership, Business Banking, Commercial Banking, Vehicle Finance, HIC, Trust, Private Client	61%	✓
Crescent Ridge	Minnetonka, MN	Wealth, Commercial Banking, Regional Executive Leadership	2%		✓
Plymouth Corporate Center	Plymouth, MN	Commercial Banking, Consumer and Business Banking, Private Client Group, Support Services	46%		✓
Troy West	Troy, MI	Commercial Banking, Consumer and Business Banking, Private Client Group, Support Services	43%		✓
Downtown Saginaw	Saginaw, MI	Regional Leadership, Private Banking, Retail Bank Branch	15%	✓
Mahoning Federal Plaza Building	Youngstown, OH	Business Banking Credit, Bank Operations, Commercial Banking	52%	✓
The major properties occupied by the Company are used across all of the business segments and for corporate purposes.
Item 3: Legal Proceedings
Information required by this item is set forth in Note 22 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures
Not applicable.
44 Huntington Bancshares Incorporated

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Global Stock Market under the symbol “HBAN”. As of January 31, 2022, we had 31,999 shareholders of record.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Regulatory Matters” and in Note 23 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2016, through December 31, 2021. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2016, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

$250
$200
$150
$100
$50
12/16
12/17
12/18
12/19
12/20
12/21
HBAN
S&P 500
KBW Bank Index

	2016	2017	2018	2019	2020	2021
HBAN	$100	$112	$95	$125	$111	$141
S&P 500	100	121	115	152	180	231
KBW Bank Index	100	117	97	132	118	163
2021 Form 10-K 45

For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.
The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021 to October 31, 2021	—	$—	$300,051,032
November 1, 2021 to November 30, 2021	3,341,891	15.86	247,052,787
December 1, 2021 to December 31, 2021	6,388,578	15.18	150,053,953
Total	9,730,469	$15.42	$150,053,953
(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On July 21, 2021, the Board authorized the repurchase of up to $800 million of common shares within the four quarter period from the third quarter of 2021 through the second quarter of 2022. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During 2021, Huntington repurchased a total of $650 million common stock, representing 43.1 million common shares, at a weighted average price of $15.07.
Item 6:
[Reserved]

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
EXECUTIVE OVERVIEW
Acquisition of TCF Financial Corporation
On June 9, 2021, Huntington closed the acquisition of TCF Financial Corporation in an all-stock transaction valued at $7.2 billion. TCF was a financial holding company headquartered in Detroit, Michigan with operations across the Midwest. The acquisition brought increased scale and market density, as well as added new markets and capabilities. Historical periods prior to June 9, 2021 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all post-acquisition activity. For further information, refer to Note 3 “Acquisition of TCF Financial Corporation” of the Notes to Consolidated Financial Statements.
46 Huntington Bancshares Incorporated

2021 Financial Performance Review
Total full-year revenue increased 24% to $6.0 billion, driven from the benefits of the TCF acquisition and organic growth. In 2021, we reported net income of $1.3 billion, a 59% increase from the prior year. Earnings per common share on a diluted basis for the year were $0.90, up 30% from the prior year. The reported net income was negatively impacted by TCF acquisition-related expenses totaling $701 million, or $566 million after tax ($0.44 per common share), in addition to the TCF acquisition initial provision for credit losses of $294 million, or $239 million after tax ($0.19 per common share).
Net interest income for 2021 was $4.1 billion, up $878 million, or 27%, from 2020. FTE net interest income for 2021 increased $882 million from 2020. The increase in FTE net income reflected the benefit from a $31.7 billion, or 29%, increase in average earning assets, partially offset by a 5 basis point decrease in the FTE net interest margin to 2.94%. Average earning asset growth included a $17.6 billion, or 22%, increase in average loans and leases, impacted by the TCF acquisition in June 2021, and a $9.4 billion, or 39% increase in average securities. The NIM compression reflected an 37 basis point decline in average earning asset yields and a 14 basis point decline in the benefit from noninterest-bearing funds, partially offset by a 46 basis point decline in average funding costs.
The provision for credit losses was $25 million, a decrease of $1.0 billion, or 98%. The current year reflects forecasted improvement in the macroeconomic scenarios resulting primarily from lower forecasted unemployment, partially offset by the TCF acquisition initial provision for credit losses of $294 million ($234 million from non-PCD loans and leases and $60 million from acquired unfunded lending commitments). Prior year reflects the forecasted impact of COVID-19 and the related uncertainty.
Noninterest income was $1.9 billion, up $298 million, or 19%, from the prior year. Noninterest expense was $4.4 billion, up $1.6 billion, or 57%, from the prior year. The increases in both noninterest income and noninterest expense were primarily impacted by the acquisition of TCF.
The tangible common equity to tangible assets ratio was 6.88%, down 29 basis points. The regulatory Common Equity Tier 1 (CET1) risk-based capital ratio was 9.33%, down 67 basis points. The regulatory Tier 1 risk-based capital ratio was 10.99%, down 148 basis points. The decrease in regulatory capital ratios was driven by the repurchase of $650 million of common stock during 2021 and cash dividends, partially offset by earnings. The balance sheet growth as a result of the TCF acquisition was largely offset by the common stock issued related to the acquisition, net of goodwill and intangibles, as both are deducted from capital in the ratio calculation. The regulatory Tier 1 risk-based capital and total risk-based capital ratios also reflect the issuance of $500 million of Series H preferred stock in the 2021 first quarter, the issuance of $175 million of Series I preferred stock in the 2021 second quarter, partially offset by the redemptions of $600 million of Series D preferred stock in the 2021 third quarter and $100 million of Series C preferred stock in the 2021 fourth quarter. Additionally, the total risk-based capital ratio reflects the issuance of $558 million of subordinated notes in the 2021 third quarter.
On July 21, 2021, the Board approved the repurchase of up to $800 million of common shares within the four quarter period from the third quarter of 2021 through the second quarter of 2022. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During 2021, Huntington repurchased a total of $650 million of common stock, representing 43.1 million common shares, at a weighted average price of $15.07.
2021 Form 10-K 47

Business Overview
General
Our general business objectives are:
•Build on our vision to become the country’s leading people-first, digitally powered bank
•Drive sustainable long-term revenue growth and efficiency
•Deliver a Category of One customer experience through proactive and personalized guidance, differentiated products, and expertise
•Extend our digital capabilities with focus on ease of use, access to information, and self-service across products and services
•Add scale and scope by acquiring and deepening relationships and launching of select partnerships
•Maintain positive operating leverage and execute disciplined capital management
•Execute effective risk management with an aggregate moderate-to-low, through-the-cycle risk appetite
COVID-19
Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. The extent to which the COVID-19 pandemic continues to impact our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the rate and distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, the actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
We also expect that the temporary reduction of interest rates to near zero in response to the effects of the COVID-19 pandemic will, gradually and slowly over the course of the next year, be reversed, with the FRB now signaling its concerns with respect to inflation and announcing that it will begin to taper its purchase of mortgage and other bonds. The timing and impact of the expected reversal in interest rate trends is unknown.
Throughout the pandemic, we have worked with our customers to originate and renew business loans as well as originate loans made available through the SBA PPP, a lending program established as part of the relief to American consumers and businesses in the CARES Act. Several subsequent congressional acts have reopened and extended the PPP loan program. During the year, we continued to work with our customers who received PPP loan forgiveness. Through December 2021, $9.4 billion of the PPP loans have been forgiven by the SBA of the original $11.4 billion of PPP loans originated by both Huntington and TCF prior to acquisition. As of December 31, 2021, we have outstanding PPP loan balances of $1.5 billion.
Economy
Our 2021 results reflect good execution across the bank given the economic challenges faced by our customers, colleagues, communities and the country. We proactively managed through the continued low interest rate environment and economic volatility while finding additional ways to help our communities and complete the acquisition of TCF. The economy in our footprint continues to strengthen as demonstrated by the strong close to the year in commercial lending and our increasing loan pipelines. Additionally, many of the key economic indicators in the region such as unemployment rate, consumer confidence and consumer retail spending, continue to improve. We believe that Huntington enters 2022 with strong momentum. We are positioned to advance the strategy and long-term financial performance of the company through investments in technology, digital innovation, marketing and people.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in Item 1: Business - “Regulatory Matters” section of this Form 10-K.
48 Huntington Bancshares Incorporated

Table 1 - Selected Year to Date Income Statements
(amounts in millions, except per share data)
	Year Ended December 31,
		Change from 2020			Change from 2019
	2021	Amount	Percent	2020	Amount	Percent	2019
Interest income	$4,191	$544	15%	$3,647	$(554)	(13)%	$4,201
Interest expense	89	(334)	(79)	423	(565)	(57)	988
Net interest income	4,102	878	27	3,224	11	—	3,213
Provision for credit losses	25	(1,023)	(98)	1,048	761	265	287
Net interest income after provision for credit losses	4,077	1,901	87	2,176	(750)	(26)	2,926
Service charges on deposit accounts	372	71	24	301	(71)	(19)	372
Card and payment processing income	334	86	35	248	2	1	246
Mortgage banking income	309	(57)	(16)	366	199	119	167
Trust and investment management services	232	43	23	189	11	6	178
Capital markets fees	151	26	21	125	2	2	123
Insurance income	105	8	8	97	9	10	88
Leasing revenue	99	78	371	21	2	11	19
Bank owned life insurance income	69	5	8	64	(2)	(3)	66
Gain on sale of loans	9	(33)	(79)	42	(13)	(24)	55
Net gains (losses) on sales of securities	9	10	NM	(1)	23	96	(24)
Other noninterest income	200	61	44	139	(25)	(15)	164
Total noninterest income	1,889	298	19	1,591	137	9	1,454
Personnel costs	2,335	643	38	1,692	38	2	1,654
Outside data processing and other services	850	466	121	384	38	11	346
Net occupancy	277	119	75	158	(1)	(1)	159
Equipment	248	68	38	180	17	10	163
Professional services	113	58	105	55	1	2	54
Marketing	89	51	134	38	1	3	37
Deposit and other insurance expense	51	19	59	32	(2)	(6)	34
Amortization of intangibles	48	7	17	41	(8)	(16)	49
Lease financing equipment depreciation	41	40	NM	1	(3)	(75)	4
Other noninterest expense	323	109	51	214	(7)	(3)	221
Total noninterest expense	4,375	1,580	57	2,795	74	3	2,721
Income before income taxes	1,591	619	64	972	(687)	(41)	1,659
Provision for income taxes	294	139	90	155	(93)	(38)	248
Income after income taxes	1,297	480	59	817	(594)	(42)	1,411
Income attributable to non-controlling interest	2	2	NM	—	—	—	—
Net income attributable to Huntington Bancshares Inc	1,295	478	59	817	(594)	(42)	1,411
Dividends on preferred shares	131	31	31	100	26	35	74
Impact of preferred stock redemption	11	11	NM	—	—	—	—
Net income applicable to common shares	$1,153	$436	61%	$717	$(620)	(46)%	$1,337
Average common shares—basic	1,262	245	24%	1,017	(22)	(2)%	1,039
Average common shares—diluted	1,287	254	25	1,033	(23)	(2)	1,056
Per common share:
Net income—basic	$0.91	$0.20	28%	$0.71	$(0.58)	(45)%	$1.29
Net income—diluted	0.90	0.21	30	0.69	(0.58)	(46)	1.27
Cash dividends declared	0.605	0.01	2	0.60	0.02	3	0.58
Revenue—FTE
Net interest income	$4,102	$878	27%	$3,224	$11	—%	$3,213
FTE adjustment(1)	25	4	19	21	(5)	(19)	26
Net interest income(1)	4,127	882	27	3,245	6	—	3,239
Noninterest income	1,889	298	19	1,591	137	9	1,454
Total revenue(1)	$6,016	$1,180	24%	$4,836	$143	3%	$4,693
NM - Not meaningful
(1)    On a fully-taxable equivalent (FTE) basis assuming a 21% tax rate.
2021 Form 10-K 49

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance on a consolidated basis. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”
For a discussion of our results of operations for 2020 versus 2019, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2020 Form 10-K, filed with the SEC on February 26, 2021.
Net Interest Income / Average Balance Sheet
Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans, securities, and direct financing leases), and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a FTE basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 21% tax rate.
The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 2 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2021			2020
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis (2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$663	$(106)	$557	$200	$(655)	$(455)
Investment securities	174	(195)	(21)	23	(122)	(99)
Other earning assets	30	(18)	12	50	(55)	(5)
Total interest income from earning assets	867	(319)	548	273	(832)	(559)
Deposits	46	(199)	(153)	38	(425)	(387)
Short-term borrowings	(6)	(6)	(12)	(21)	(20)	(41)
Long-term debt	(38)	(131)	(169)	6	(143)	(137)
Total interest expense of interest-bearing liabilities	2	(336)	(334)	23	(588)	(565)
Net interest income	$865	$17	$882	$250	$(244)	$6
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Calculated assuming a 21% tax rate.
50 Huntington Bancshares Incorporated

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
(dollar amounts in millions)	Average Balances
		Change from 2020			Change from 2019
	2021	Amount	Percent	2020	Amount	Percent	2019
Assets
Interest-bearing deposits in Federal Reserve Bank	$8,129	$4,255	110%	$3,874	$3,322	602%	$552
Interest-bearing deposits in banks	372	196	111	176	34	24	142
Securities:
Trading account securities	50	(9)	(15)	59	(77)	(57)	136
Available-for-sale securities:
Taxable	19,767	8,375	74	11,392	498	5	10,894
Tax-exempt	2,916	181	7	2,735	(172)	(6)	2,907
Total available-for-sale securities	22,683	8,556	61	14,127	326	2	13,801
Held-to-maturity securities—taxable	10,000	752	8	9,248	603	7	8,645
Other securities	556	113	26	443	(28)	(6)	471
Total securities	33,289	9,412	39	23,877	824	4	23,053
Loans held for sale	1,398	277	25	1,121	305	37	816
Loans and leases: (1)
Commercial:
Commercial and industrial	36,898	5,274	17	31,624	3,339	12	28,285
Commercial real estate:
Construction	1,500	344	30	1,156	(15)	(1)	1,171
Commercial	9,912	4,014	68	5,898	196	3	5,702
Commercial real estate	11,412	4,358	62	7,054	181	3	6,873
Lease financing	3,739	1,446	63	2,293	29	1	2,264
Total commercial	52,049	11,078	27	40,971	3,549	9	37,422
Consumer:
Residential mortgage	15,953	4,259	36	11,694	607	5	11,087
Automobile	13,008	170	1	12,838	495	4	12,343
Home equity	10,018	1,088	12	8,930	(486)	(5)	9,416
RV and marine	4,672	796	21	3,876	425	12	3,451
Other consumer	1,287	201	19	1,086	(173)	(14)	1,259
Total consumer	44,938	6,514	17	38,424	868	2	37,556
Total loans and leases	96,987	17,592	22	79,395	4,417	6	74,978
Allowance for loan and lease losses	(1,993)	(412)	(26)	(1,581)	(795)	(101)	(786)
Net loans and leases	94,994	17,180	22	77,814	3,622	5	74,192
Total earning assets	140,175	31,732	29	108,443	8,902	9	99,541
Cash and due from banks	1,356	232	21	1,124	282	33	842
Goodwill and other intangible assets	4,108	1,907	87	2,201	(45)	(2)	2,246
All other assets	8,635	1,590	23	7,045	917	15	6,128
Total assets	$152,281	$35,049	30%	$117,232	$9,261	9%	$107,971
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Demand deposits—interest-bearing	$32,708	$9,194	39%	$23,514	$3,656	18%	$19,858
Money market deposits	30,039	4,344	17	25,695	1,923	8	23,772
Savings and other domestic deposits	17,357	6,637	62	10,720	804	8	9,916
Core certificates of deposit (2)	2,368	(242)	(9)	2,610	(2,980)	(53)	5,590
Other domestic time deposits of $250,000 or more	353	137	63	216	(103)	(32)	319
Negotiable CDs, brokered and other deposits	3,525	(297)	(8)	3,822	1,006	36	2,816
Total interest-bearing deposits	86,350	19,773	30	66,577	4,306	7	62,271
Short-term borrowings	278	(869)	(76)	1,147	(1,297)	(53)	2,444
Long-term debt	7,479	(2,017)	(21)	9,496	164	2	9,332
Total interest-bearing liabilities	94,107	16,887	22	77,220	3,173	4	74,047
Demand deposits—noninterest-bearing	37,960	12,624	50	25,336	5,275	26	20,061
All other liabilities	3,205	832	35	2,373	70	3	2,303
Total Huntington Bancshares Inc shareholders’ equity	16,997	4,694	38	12,303	743	6	11,560
Non-controlling interest	12	12	100	—	—	—	—
Total equity	17,009	4,706	38	12,303	743	6	11,560
Total liabilities and shareholders’ equity	$152,281	$35,049	30%	$117,232	$9,261	9%	$107,971
(1)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(2)Includes consumer certificates of deposit of $250,000 or more
2021 Form 10-K 51

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
(dollar amounts in millions)
	Interest Income / Expense			Average Yield Rate (1)
FTE basis (2)	2021	2020	2019	2021	2020	2019
Assets
Interest-bearing deposits in Federal Reserve Bank	$11	$6	$12	0.14%	0.15%	2.12%
Interest-bearing deposits in banks	1	1	3	0.04	0.47	2.01
Securities:
Trading account securities	1	2	3	3.32	3.10	2.17
Available-for-sale securities:
Taxable	261	237	295	1.32	2.08	2.71
Tax-exempt	71	77	105	2.42	2.84	3.61
Total available-for-sale securities	332	314	400	1.46	2.23	2.90
Held-to-maturity securities—taxable	174	216	218	1.74	2.33	2.52
Other securities	10	6	16	1.75	1.41	3.47
Total securities	517	538	637	1.55	2.25	2.76
Loans held for sale	41	34	31	2.96	3.06	3.76
Loans and leases: (3)
Commercial:
Commercial and industrial	1,446	1,166	1,313	3.92	3.69	4.64
Commercial real estate:
Construction	55	44	64	3.67	3.84	5.51
Commercial	307	181	273	3.10	3.07	4.79
Commercial real estate	362	225	337	3.17	3.19	4.91
Lease financing	186	124	128	4.98	5.42	5.66
Total commercial	1,994	1,515	1,778	3.83	3.70	4.75
Consumer:
Residential mortgage	479	406	422	3.00	3.47	3.81
Automobile	471	504	500	3.62	3.93	4.05
Home equity	391	358	508	3.90	4.01	5.40
RV and marine	199	181	171	4.27	4.68	4.95
Other consumer	112	125	165	8.73	11.48	13.11
Total consumer	1,652	1,574	1,766	3.68	4.10	4.70
Total loans and leases	3,646	3,089	3,544	3.76	3.89	4.73
Total earning assets	$4,216	$3,668	$4,227	3.01%	3.38%	4.25%
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Demand deposits—interest-bearing	$12	$32	$116	0.04%	0.14%	0.58%
Money market deposits	21	100	260	0.07	0.39	1.09
Savings and other domestic deposits	5	10	22	0.03	0.09	0.22
Core certificates of deposit (4)	1	38	119	0.03	1.44	2.13
Other domestic time deposits of $250,000 or more	1	3	7	0.21	1.18	1.82
Negotiable CDs, brokered and other deposits	5	15	61	0.16	0.38	2.18
Total interest-bearing deposits	45	198	585	0.05	0.30	0.94
Short-term borrowings	1	13	54	0.20	1.18	2.23
Long-term debt (5)	43	212	349	0.57	2.24	3.74
Total interest-bearing liabilities	89	423	988	0.09	0.55	1.34
Net interest income	$4,127	$3,245	$3,239

Net interest rate spread				2.92	2.83	2.91
Impact of noninterest-bearing funds on margin				0.02	0.16	0.35
Net interest margin				2.94%	2.99%	3.26%
(1)Average rates include the impact of applicable derivatives. Loan and lease and deposit average rates also include impact of applicable non-deferrable and amortized fees.
(2)FTE yields are calculated assuming a 21% tax rate.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.
(5)Reflects the benefit of $89 million mark-to-market of interest rate caps for 2021. There was no impact for 2020 or 2019.

52 Huntington Bancshares Incorporated

Net interest income for 2021 increased $878 million, or 27%, from 2020. FTE net interest income, a non-GAAP financial measure, for 2021 increased $882 million, or 27%, from 2020. The increase reflects the benefit of a $31.7 billion, or 29%, increase in average total earning assets partially offset by a 5 basis point decrease in the FTE NIM to 2.94%.
The increase in average total earning assets included a $17.6 billion, or 22%, increase in average loans and leases and a $9.4 billion, or 39%, increase in average total securities. Average balances across earning asset categories for 2021 reflect the late second-quarter TCF acquisition. The increase in average securities additionally reflected the purchase of securities to deploy excess liquidity. Average earning asset yields decreased 37 basis points due to lower interest rates on loans and leases (down 13 basis points), a decline in securities yields (down 70 basis points) and the impact of elevated deposits at the Federal Reserve Bank, partially offset by deferred PPP loan fees recognized upon receipt of forgiveness payments from the SBA (benefit of 9 basis points) and purchase accounting net accretion (benefit of 6 basis points). Average funding costs decreased 46 basis points, primarily driven by lower cost of long-term debt (down 167 basis points) and interest-bearing deposits (down 25 basis points). The benefit from noninterest-bearing funding declined 14 basis points.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio and unfunded lending commitments.
The provision for credit losses in 2021 was $25 million, a decrease of $1.0 billion, or 98%, from 2020. The decrease in provision expense over the prior year was primarily attributed to the improvement in the macroeconomic scenarios resulting primarily from lower forecasted unemployment, partially offset by the TCF acquisition initial provision for credit losses of $294 million ($234 million from non-PCD loans and leases and $60 million from acquired unfunded lending commitments). The provision for credit losses in 2020 reflects the forecasted impact of COVID-19 and the related uncertainty.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 4 - Noninterest Income
	Year Ended December 31,
(dollar amounts in millions)		Change from 2020			Change from 2019
	2021	Amount	Percent	2020	Amount	Percent	2019
Service charges on deposit accounts	$372	$71	24%	$301	$(71)	(19)%	$372
Card and payment processing income	334	86	35	248	2	1	246
Mortgage banking income	309	(57)	(16)	366	199	119	167
Trust and investment management services	232	43	23	189	11	6	178
Capital markets fees	151	26	21	125	2	2	123
Insurance income	105	8	8	97	9	10	88
Leasing revenue	99	78	371	21	2	11	19
Bank owned life insurance income	69	5	8	64	(2)	(3)	66
Gain on sale of loans	9	(33)	(79)	42	(13)	(24)	55
Net gains (losses) on sales of securities	9	10	NM	(1)	23	96	(24)
Other noninterest income	200	61	44	139	(25)	(15)	164
Total noninterest income	$1,889	$298	19%	$1,591	$137	9%	$1,454
2021 Form 10-K 53

Noninterest income was $1.9 billion, up $298 million, or 19%, from the prior year. Noninterest income for 2021 was impacted by the June 2021 acquisition of TCF. Card and payment processing increased $86 million, or 35%, primarily reflecting higher interchange income resulting from the TCF acquisition in addition to reduced customer activity as a result of the pandemic stay-at-home orders in the beginning of the prior year period. Leasing revenue increased $78 million primarily reflecting the addition of TCF’s portfolio of products. Service charges on deposit accounts increased $71 million, or 24%, primarily due to the impact of the addition of TCF customers, while the prior year period reflected pandemic-related fee waivers occurring through June. Other noninterest income increased $61 million, or 44%, primarily reflecting increased mezzanine investment income, increased amortization of upfront card-related contract renewal fees, purchase accounting accretion from acquired unfunded loan commitments and a gain from branch divestiture, partially offset by the prior year period gain on the annuitization of a retiree health plan. Trust and investment management services income increased $43 million, or 23%, primarily reflecting higher sales production, overall market performance and the impact of TCF. Capital markets fees increased $26 million, or 21%, primarily driven by increases in derivative trading fees and foreign exchange fees. Offsetting these increases, mortgage banking income decreased $57 million, or 16%, largely reflecting lower secondary marketing spreads. Gains on the sale of loans decreased $33 million, or 79%, due largely to the strategic decision to retain SBA loans on the balance sheet.

Noninterest Expense

The following table reflects noninterest expense for each of the periods presented:

Table 5 - Noninterest Expense
	Year Ended December 31,
(dollar amounts in millions)		Change from 2020			Change from 2019
	2021	Amount	Percent	2020	Amount	Percent	2019
Personnel costs	$2,335	$643	38%	$1,692	$38	2%	$1,654
Outside data processing and other services	850	466	121	384	38	11	346
Net occupancy	277	119	75	158	(1)	(1)	159
Equipment	248	68	38	180	17	10	163
Professional services	113	58	105	55	1	2	54
Marketing	89	51	134	38	1	3	37
Deposit and other insurance expense	51	19	59	32	(2)	(6)	34
Amortization of intangibles	48	7	17	41	(8)	(16)	49
Lease financing equipment depreciation	41	40	NM	1	(3)	(75)	4
Other noninterest expense	323	109	51	214	(7)	(3)	221
Total noninterest expense	$4,375	$1,580	57%	$2,795	$74	3%	$2,721
Number of employees (average full-time equivalent)	18,442	2,864	18%	15,578	(86)	(1)%	15,664
Impacts of TCF acquisition-related expense:

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Personnel costs	$177	$—	$—
Outside data processing and other services	303	—	—
Net occupancy	82	—	—
Equipment	16	—	—
Professional services	57	—	—
Marketing	5	—	—
Other noninterest expense	61	—	—
Total noninterest expense adjustments	$701	$—	$—
54 Huntington Bancshares Incorporated

Noninterest expense was $4.4 billion, an increase of $1.6 billion, or 57%, from the prior year primarily reflecting the impact of the TCF acquisition and the TCF acquisition-related expenses. Personnel costs increased $643 million, or 38%, primarily reflecting higher salaries and incentives related to an 18% increase in average full-time equivalent employees as a result of the TCF acquisition, as well as TCF acquisition-related expenses. Outside data processing and other services increased $466 million, or 121%, reflecting TCF acquisition-related expenses and an increase in technology investments. Increases in net occupancy of $119 million, or 75%, equipment expense of $68 million, or 38%, professional services expense of $58 million, or 105%, and other noninterest expense of $109 million, or 51%, were primarily due to the impact of the TCF acquisition and TCF acquisition-related expenses. Marketing expense increased $51 million, or 134%, reflecting deepening spend in new markets, and an increase in acquisition-related expenses. Lease financing equipment depreciation increased $40 million and deposit and other insurance expense increased $19 million, or 59%, primarily reflecting the impact of the TCF acquisition.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 18 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
The provision for income taxes was $294 million for 2021, compared with a provision for income taxes of $155 million in 2020. The effective tax rates for 2021 and 2020 were 18.5% and 15.9%, respectively. Both years included the benefits from general business credits, capital losses, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects.
As of December 31, 2021 and 2020 there was no valuation allowance on federal deferred taxes. In 2021, a $7 million increase in the provision for state income taxes, net of federal tax effect, was recorded for the portion of state deferred tax assets that are not more likely than not to be realized, compared to an increase of $5 million, net of federal tax effect, in 2020.
RISK MANAGEMENT AND CAPITAL
Risk Governance
We use a multi-faceted approach to risk governance. It begins with the Board of Directors defining our risk appetite as aggregate moderate-to-low, through-the-cycle. This does not preclude engagement in select higher risk activities. Rather, the definition is intended to represent an aggregate view of where we want our overall risk to be managed.
Three Board committees primarily oversee implementation and monitoring of this desired risk appetite:
•Our Audit Committee oversees the integrity of the consolidated financial statements, including policies, procedures, and practices regarding the preparation of financial statements, the financial reporting process, disclosures, and internal control over financial reporting. The Audit Committee also provides assistance to our Board in overseeing the internal audit division and the independent registered public accounting firm’s qualifications and independence; compliance with our Financial Code of Ethics for the chief executive officer and senior financial officers; and compliance with corporate securities trading policies.
•Our Risk Oversight Committee assists the Board in overseeing management of material risks, the approval and monitoring of our capital position and plan supporting our overall aggregate moderate-to-low, through-the-cycle risk appetite, the risk governance structure, compliance with applicable laws and regulations, and determining adherence to the board’s stated risk appetite. The ROC has oversight responsibility with respect to the full range of inherent risks: credit, market, liquidity, legal, compliance/regulatory, operational, strategic, and reputational. The ROC provides assistance to our Board in overseeing the credit review group. This committee also oversees our capital management and planning process, ensures that the amount and quality of capital are adequate in relation to expected and unexpected risks, and that our capital levels exceed “well-capitalized” requirements.
2021 Form 10-K 55

•Our Technology Committee assists our Board in fulfilling its oversight responsibilities with respect to all technology, cyber security, and third-party risk management strategies and plans. The committee is charged with evaluating Huntington’s capability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. Our Technology Committee provides oversight of technology investments and plans to drive efficiency as well as to meet defined standards for risk, information security, and redundancy. Our Technology Committee oversees the allocation of technology costs and ensures that they are understood by the Board. Our Technology Committee monitors and evaluates innovation and technology trends that may affect our strategic plans, including monitoring of overall industry trends. The Technology Committee reviews and provides oversight of our continuity and disaster recovery planning and preparedness.
Our Audit and Risk Oversight Committees routinely hold executive sessions with our key officers engaged in accounting and risk management. On a periodic basis, the two committees meet in joint session to cover matters relevant to both, such as the construct and appropriateness of the ACL, which is reviewed quarterly. All directors have access to information provided to each committee and all scheduled meetings are open to all directors.
Our Risk Oversight and Technology Committees routinely hold joint sessions to cover matters relevant to both such as cybersecurity and IT risk and control projects and risk assessments.
Further, through our Compensation Committee, our Board seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, a requirement to hold until retirement or exit from the Company, a portion of net shares received upon exercise of stock options or release of restricted stock awards (50% for executive officers and 25% for other award recipients), equity deferrals, recoupment provisions, and the right to terminate compensation plans at any time.
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
Management also utilizes a wide series of metrics (key risk indicators) to monitor risk positions throughout the Company. In general, a range for each metric is established, which allows the Company, in aggregate, to operate within an aggregate moderate-to-low, through-the-cycle risk appetite. Deviations from the range will indicate if the risk being measured exceeds desired tolerance, which may then necessitate corrective action.
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
56 Huntington Bancshares Incorporated

Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following sections.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 4 - "Investment Securities and Other Securities" of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal. (See Note 1 - "Significant Accounting Policies" of the Notes to Consolidated Financial Statements.)
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
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. All authority to grant commitments sits with the independent credit administration function and is closely monitored and regularly updated. Concentration risk is managed through limits on loan type, geography, industry, and loan quality factors. We focus predominantly on extending credit to consumer and commercial customers with existing or expandable relationships within our primary banking markets, although we will consider lending opportunities outside our primary markets if we believe the associated risks are acceptable and aligned with strategic initiatives. Although we offer a broad set of products, we continue to develop new lending products and opportunities. Each of these new products and opportunities goes through a rigorous development and approval process prior to implementation to ensure our overall objective of maintaining an aggregate moderate-to-low risk portfolio profile.
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
Loan and Lease Credit Exposure Mix
At December 31, 2021, our loans and leases totaled $111.9 billion, representing a $30.3 billion, or 37%, increase compared to $81.6 billion at December 31, 2020.
2021 Form 10-K 57

Total commercial loans and leases were $61.6 billion at December 31, 2021, and represented 55% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified by product type, customer size, and geography, and is comprised of the following (see Commercial Credit discussion):
C&I – C&I loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. C&I loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, Healthcare, Food & Beverage, Finance and Insurance, etc.) and/or lending disciplines (Equipment Finance, Inventory Finance, Asset Based Lending, etc.), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value-added expertise to these specialty customers.
CRE – CRE loans consist of loans to developers and REITs supporting income-producing or for-sale commercial real estate properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property. For loans secured by real estate, appropriate appraisals are obtained at origination and updated on an as needed basis in compliance with regulatory requirements and our credit policies.
Construction CRE – Construction CRE loans are loans to developers, companies, or individuals used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of multi-family, retail, office, and warehouse project types. Generally, these loans are for construction projects that have been pre-sold or pre-leased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.
Lease Financing – Lease financing products are designed to address the diverse financing needs of small to large companies primarily for the acquisition of equipment. Our lease financing portfolio will utilize a variety of origination partners and third-party sources including equipment manufacturers, dealers, or vendors set up under program structures to generate transactions from a nationwide footprint. High level business lines comprise of Industrial Finance, Specialty Finance, Healthcare Finance, Technology Finance, and Specialized Transportation, Franchise, & Government.
Total consumer loans and leases were $50.3 billion at December 31, 2021, and represented 45% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity lines-of-credit, residential mortgages, and RV and marine finance (see Consumer Credit discussion).
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
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 19% of the total exposure, with no individual state representing more than 6%.
58 Huntington Bancshares Incorporated

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
RV and marine – RV and marine loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 34 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 31% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.
The table below provides the composition of our total loan and lease portfolio:

Table 6 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2021		2020
Commercial:
Commercial and industrial	$41,688	37%	$33,151	40%
Commercial real estate:
Commercial	13,090	12	6,164	8
Construction	1,871	2	1,035	1
Commercial real estate	14,961	14	7,199	9
Lease financing	5,000	4	2,222	3
Total commercial	61,649	55	42,572	52
Consumer:
Residential mortgage	19,256	17	12,141	15
Automobile	13,434	12	12,778	16
Home equity	10,550	9	8,894	11
RV and marine	5,058	5	4,190	5
Other consumer	1,973	2	1,033	1
Total consumer	50,271	45	39,036	48
Total loans and leases	$111,920	100%	$81,608	100%
Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low, through-the-cycle risk appetite. Changes to existing concentration limits, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics, require the approval of the ROC prior to implementation.
2021 Form 10-K 59

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2020 are consistent with the portfolio growth metrics.

Table 7 - Loan and Lease Portfolio by Industry Type
(dollar amounts in millions)	December 31, 2021		December 31, 2020
Commercial loans and leases:
Real estate and rental and leasing	$14,287	13%	$6,962	9%
Manufacturing	7,401	7	5,556	7
Retail trade (1)	6,709	6	5,111	6
Health care and social assistance	4,733	4	3,646	4
Finance and insurance	4,595	4	3,389	4
Wholesale Trade	4,067	4	2,652	3
Accommodation and food services	3,778	3	3,100	4
Transportation and warehousing	3,096	3	1,401	2
Other services	2,119	2	1,613	2
Construction	1,980	2	1,389	2
Professional, scientific, and technical services	1,975	2	2,051	3
Arts, entertainment, and recreation	1,495	1	744	1
Admin./Support/Waste Mgmt. and Remediation Services	1,285	1	975	1
Utilities	932	1	793	1
Information	870	1	829	1
Public administration	713	1	662	1
Educational services	657	—	735	1
Agriculture, forestry, fishing and hunting	453	—	157	—
Mining, quarrying, and oil and gas extraction	358	—	601	—
Management of companies and enterprises	130	—	144	—
Unclassified/other	16	—	62	—
Total commercial loans and leases by industry category	61,649	55%	42,572	52%
Residential mortgage	19,256	17	12,141	15
Automobile	13,434	12	12,778	16
Home Equity	10,550	9	8,894	11
RV and marine	5,058	5	4,190	5
Other consumer loans	1,973	2	1,033	1
Total loans and leases	$111,920	100%	$81,608	100%

(1)    Amounts include $1.5 billion and $2.4 billion of auto dealer services loans at December 31, 2021 and December 31, 2020, respectively.
60 Huntington Bancshares Incorporated

Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. We utilize signature approval authorities and centralized loan approval committees, led by our credit officers. The risk rating, credit exposure amount, and complexity of the credit determines the threshold for approval. Credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions not requiring loan committee approval and have the primary credit authority, with the exception of small business loans. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities in which we operate. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan.
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
2021 Form 10-K 61

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
LEASE FINANCING
We manage the risks inherent in the Lease Financing portfolio through external consumer and business credit scoring solutions, internally developed custom probability of default and loss given default models, continuous portfolio risk management activities, and equipment and customer diversification. Our origination policies are aligned by transaction size with increased use of the personal guarantee of principals and external credit scoring tools for smaller transactions and expanded financial analysis and reporting requirements for larger transactions. Our program focuses on high-quality manufacturer, distributor, vendor, or third party originations sources with in-depth partner diligence. The lease financing group may use manufacturer loss risk share programs that provide additional transaction support, but the origination strategy prioritizes strong customer financial condition.
High level business lines are comprised of Industrial Finance, Specialty Finance, Healthcare Finance, Technology Finance, and Specialized Transportation, Franchise, and Government with multiple segments under each main line. We also have specific equipment types or industries designated as low tolerance with additional front-end guidance and diligence requirements. Subsequent to the origination of the lease, the credit review group provides an independent review and assessment of the quality of the underwriting and risk of new lease originations.
62 Huntington Bancshares Incorporated

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
In consumer lending, credit risk is managed from a segment (i.e., loan type, collateral position, geography, etc.) and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The credit review group conducts ongoing independent credit origination and process reviews to ensure the effectiveness and efficiency of the consumer credit processes.
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
2021 Form 10-K 63

Credit Quality
(This section should be read in conjunction with Note 5 “Loans / Leases and Note 6 “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.)
We believe the most meaningful way to assess overall credit quality performance is through an analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: NPAs, NALs, ACL, and NCOs. In addition, we utilize delinquency rates, risk distribution and migration patterns, product segmentation, and origination trends in the analysis of our credit quality performance.
Credit quality performance in 2021 reflected NCOs of $215 million, or 0.22% of average total loans and leases, a decrease from $449 million or 0.57% in the prior year. The decrease was driven by $182 million decrease in Commercial NCOs and a $52 million decrease in Consumer NCOs. NPAs increased by $187 million, or 33%, to $750 million, largely driven by the TCF acquisition. The ACL to total loans ratio decreased to 1.88% at December 31, 2021 compared to 2.29% at December 31, 2020, primarily reflecting the improvement in the macroeconomic scenarios resulting primarily from lower forecasted unemployment. The prior year reflects the forecasted impact of COVID-19 and the related uncertainty.
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
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $522 million of commercial related NALs at December 31, 2021, $382 million, or 73%, represent loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine and other consumer loans are generally fully charged-off at 120-days past due, and if not fully charged-off is placed on non-accrual.
When loans are placed on nonaccrual, any accrued interest is reversed against interest income. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
64 Huntington Bancshares Incorporated

The following table reflects period-end NALs and NPAs detail:

Table 8 - Nonaccrual Loans and Leases and Nonperforming Assets
	December 31,
(dollar amounts in millions)	2021	2020
Nonaccrual loans and leases (NALs):
Commercial and industrial	$370	$349
Commercial real estate	104	15
Lease financing	48	4
Residential mortgage	111	88
Automobile	3	4
Home equity	79	70
RV and marine	1	2
Total nonaccrual loans and leases	716	532
Other real estate, net:
Residential	8	4
Commercial	1	—
Total other real estate, net	9	4
Other NPAs (1)	25	27
Total nonperforming assets	$750	$563

Nonaccrual loans and leases as a % of total loans and leases	0.64%	0.65%
NPA ratio (2)	0.67	0.69
(1)Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
Total NPAs increased $187 million, or 33%, compared with December 31, 2020, largely driven by the TCF acquisition.
ACL
Our ACL is comprised of two different components, both of which in our judgment are appropriate to absorb lifetime expected credit losses in our loan and lease portfolio: the ALLL and the AULC.
We use a statistically-based models that employ assumptions about current and future economic conditions throughout the contractual life of the loan. The process of estimating expected credit losses is based on three key parameters: PD, EAD, and LGD. Beyond the reasonable and supportable period (two to three years), the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenario.
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
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels described below. These macroeconomic scenarios contain certain variables that are influential to our modeling process, the most significant being unemployment rates and GDP. The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the macroeconomic scenarios. Lifetime losses for most of our loans and leases are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
2021 Form 10-K 65

The macroeconomic scenarios evaluated by Huntington during the 2021 fourth quarter continued to reflect the impact of the COVID-19 pandemic. The baseline scenario used at year-end assumes that the worst of the economic disruption from the pandemic has passed, with the expectation that subsequent waves of the virus will not carry the same level of economic disruption experienced to date. The unemployment variable is incorporated within our models as both a rate of change variable and an absolute level variable. Historically, changes in unemployment have taken gradual paths resulting in more measured impacts each quarter.
The table below is intended to show how the forecasted path of these key macroeconomic variables has changed since the end of 2020:

Table 9 - Forecasted Key Macroeconomic Variables
	2020	2021		2022
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2020	7.2%	7.5%	7.2%	6.4%	5.5%
4Q 2021	N/A	N/A	4.5	3.7	3.5

Gross Domestic Product (1)
4Q 2020	3.0%	3.8%	5.8%	4.4%	3.9%
4Q 2021	N/A	N/A	6.6	3.6	2.5
(1)Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including uncertainty related to the COVID-19 pandemic, and considered multiple macroeconomic forecasts that reflected a range of possible outcomes in order to address such uncertainty. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact the unprecedented levels of government fiscal and monetary actions will have on the economy, including inflation and our credit losses remain uncertain.
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve (collectively assessed) will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2021 ACL included a general reserve that consists of various risk profile components, including profiles related to the commercial real estate portfolio, to capture economic uncertainty not addressed within the quantitative transaction reserve.
Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded lending commitments, where appropriate. Losses related to the unfunded lending commitments are then recorded as AULC within other liabilities in the Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (See Note 1 - "Significant Accounting Policies" of the Notes to Consolidated Financial Statements).
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. The absolute level of the ACL balance increased year over year, driven by the impact of the TCF acquisition. However, all of the relevant allowance coverage ratios have improved from the prior year end, while still reflecting the level of uncertainty around the future macroeconomic environment resulting from the COVID-19 pandemic and indicated inflationary pressures. For further information, including the ALLL and AULC activity by portfolio segment, refer to Note 6 “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.
66 Huntington Bancshares Incorporated

The table below reflects the allocation of our ALLL among our various loan categories and the reported ACL:

Table 10 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in millions)	December 31,
	2021		2020
ACL
Commercial
Commercial and industrial	$832	37%	$879	40%
Commercial real estate	586	14	297	9
Lease financing	44	4	60	3
Total commercial	1,462	55	1,236	52
Consumer
Residential mortgage	145	17	79	15
Automobile	108	12	166	16
Home equity	88	9	124	11
RV and marine	105	5	129	5
Other consumer	122	2	80	1
Total consumer	568	45	578	48
Total ALLL	2,030	100%	1,814	100%
AULC	77		52
Total ACL	$2,107		$1,866
Total ALLL as % of:
Total loans and leases		1.81%		2.22%
Nonaccrual loans and leases		284		341
NPAs		271		323
Total ACL as % of:
Total loans and leases		1.88%		2.29%
Nonaccrual loans and leases		294		351
NPAs		281		332
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At December 31, 2021, the ACL was $2.1 billion or 1.88% of total loans and leases, compared to $1.9 billion or 2.29% at December 31, 2020. The increase was primarily related to the TCF acquisition and associated allowance attributable to the acquired loans and leases and unfunded lending commitments, partially offset by improvement in the forecasted macroeconomic environment resulting from anticipated lower unemployment and higher GDP.
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

2021 Form 10-K 67

The following table reflects NCO detail:

Table 11 - Net Loan and Lease Charge-offs
(dollar amounts in millions)	Year Ended December 31,
	2021	2020	2019
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$99	$287	$123
Commercial real estate:
Construction	(1)	—	(2)
Commercial	18	43	(1)
Commercial real estate	17	43	(3)
Lease financing	44	12	5
Total commercial	160	342	125
Consumer:
Residential mortgage	(1)	3	6
Automobile	(6)	33	32
Home equity	(5)	6	8
RV and marine	5	12	11
Other consumer	62	53	83
Total consumer	55	107	140
Total net charge-offs (1)	$215	$449	$265

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.27%	0.91%	0.44%
Commercial real estate:
Construction	(0.07)	(0.05)	(0.15)
Commercial	0.18	0.74	(0.02)
Commercial real estate	0.14	0.61	(0.05)
Lease financing	1.18	0.54	0.19
Total commercial	0.31	0.84	0.33
Consumer:
Residential mortgage	—	0.03	0.06
Automobile	(0.05)	0.26	0.26
Home equity	(0.05)	0.07	0.08
RV and marine	0.10	0.31	0.31
Other consumer	4.84	4.84	6.62
Total consumer	0.12	0.28	0.37
Net charge-offs as a % of average loans (1)	0.22%	0.57%	0.35%
(1) Net charge-offs and associated metrics for the year ended December 31, 2021 exclude $80 million of charge-offs recognized immediately upon completion of the TCF acquisition and related to required purchase accounting treatment.
NCOs decreased $234 million, or 52%, in 2021 compared to 2020. The decrease was evident across both the commercial and consumer portfolios. The commercial decrease was primarily a function of elevated losses associated within the oil and gas portfolio in 2020, while the consumer decrease was broad based due to positive portfolio performance throughout 2021.
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
68 Huntington Bancshares Incorporated

We measure market risk exposure via financial simulation models, which provide management with insights on the potential impact to net interest income and other key metrics as a result of changes in market interest rates. Models are used to simulate cash flows and accrual characteristics of the balance sheet based on assumptions regarding the slope or shape of the yield curve, the direction and volatility of interest rates, and the changing composition and characteristics of the balance sheet resulting from strategic objectives and customer behavior. Assumptions and models provide insight on forecasted balance sheet growth and composition, and the pricing and maturity characteristics of current and future business.
In measuring the financial risks associated with interest rate sensitivity in our balance sheet, we compare a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward reflects the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios which are instantaneous parallel rate shifts, and “ramp” scenarios where the parallel shift is applied gradually over the first 12 months of the forecast on a pro rata basis. In both shock and ramp scenarios with falling rates, we presume that market rates will not go below 0%. The scenarios are inclusive of all executed interest rate risk hedging activities. Forward starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.
Interest rate risk measurement is calculated and reported to the Board of Directors at least quarterly. A comprehensive discussion of risk management governance can be found in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Governance” section of this Form 10-K.
We use two approaches to model interest rate risk: Net interest income at risk (NII at risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).

Table 12 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
December 31, 2021	-2.4	4.6	8.9
December 31, 2020	-1.1	3.4	7.3
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual (“ramp” as defined above) +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months as well as an instantaneous parallel shock of -25 basis points.
The NII at Risk shows that the balance sheet is asset sensitive at both December 31, 2021 and December 31, 2020. The increase in sensitivity is primarily driven by changes in market interest rate expectations, and the size and mix of the balance sheet.

Table 13 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
December 31, 2021	-0.1	-1.5	-5.6
December 31, 2020	-0.7	1.4	-0.1
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts (“shocks” as defined above) in market interest rates.
As of December 31, 2021, the EVE depicts a liability sensitive (long duration) balance sheet profile. The change in sensitivity from December 31, 2020 asset sensitive (short duration) position was driven primarily by changes in the spot market rate curve impacting forecasted runoff expectations, and the size and composition of the balance sheet as a result of the TCF acquisition.
2021 Form 10-K 69

We have LIBOR-based exposure in the form of variable rate loans, derivatives, Series B preferred stock, long term debt and other securities and financial arrangements. To address the discontinuance of LIBOR in its current form, we established a LIBOR transition team and project plan under the oversight of the CRO and CFO, providing periodic updates to the ROC. As of December 31, 2021, Huntington ceased issuance of new LIBOR loans. All legacy Huntington contracts that reference LIBOR have been reviewed to determine if fallback language is needed and legacy TCF contracts are in the review process. Remediation efforts coordinated by the LIBOR transition team will be complete by June of 2023. Source systems have been updated to support alternative reference rates. At this time alternative reference rates are predominantly SOFR based. As such, we have developed a SOFR-enabled interest rate risk monitoring framework and a strategy for managing interest rate risk during the transition from LIBOR to SOFR. We continue to monitor market developments and regulatory updates, including the recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023. For a discussion of the risks associated with the LIBOR transition to alternative reference rates, refer to "Item 1A: Risk Factors.”

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
Table 14 shows all swap and floor positions, and cap positions that existed at the prior year end, that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 20 “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements.
70 Huntington Bancshares Incorporated

The following tables present additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at December 31, 2021 and interest rate swaps, caps and floors at December 31, 2020.

Table 14 - Weighted-Average Maturity, Receive Rate and LIBOR Reset Rate on Asset Liability Management Instruments
	December 31, 2021
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$10,775	1.88	$58	1.38%	0.11%
Pay Fixed - Receive 1 month LIBOR (1)	1,625	8.83	34	1.08	0.10
Pay Fixed - Receive SOFR	67	7.98	—	1.32	—
Pay Fixed - Receive 1 month LIBOR - forward starting	6,500	3.97	78	0.90	—
Pay Fixed - Receive SOFR - forward starting (3)	36	7.32	—	1.29
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,928	2.16	54	2.13	0.10
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (4)	$230	3.66	$—	0.08	0.06
Pay Fed Fund - Receive SOFR (economic hedges) (4)	41	0.98	—	0.05	0.08
Total swap portfolio	$21,202		$224

	December 31, 2021
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$375	0.06	$2	1.93%	0.10%
Total floors portfolio	$375		$2

	December 31, 2020
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$6,525	2.03	$231	1.81%	0.15%
Pay Fixed - Receive 1 month LIBOR (1)	3,076	1.99	3	0.17	0.15
Receive Fixed - Pay 1 month LIBOR - forward starting (4)	750	3.29	23	1.24	—
Pay Fixed - Receive 1 month LIBOR - forward starting (5)	408	9.08	2	0.68	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	5,397	2.02	262	2.28	0.15
Receive Fixed - Pay 3 month LIBOR	800	0.21	5	1.31	0.22
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (3)	$230	4.66	$—	0.09	0.10
Pay Fed Fund - Receive SOFR (economic hedges) (3)	41	1.98	—	0.09	0.09
Total swap portfolio	$17,227		$526

	December 31, 2020
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$7,200	0.37	$59	1.81%	0.15%
Purchased Floor Spread - 1 month LIBOR	400	1.74	7	2.50 / 1.50	0.15
Purchased Floor Spread - 1 month LIBOR forward starting (6)	2,500	3.72	76	1.65 / 0.70	—
Purchased Floor Spread - 1 month LIBOR (economic hedges)	1,000	2.29	18	1.75 / 1.00	0.16
Interest rate caps
Purchased Cap - 1 month LIBOR (economic hedges)	5,000	6.91	91	0.98	0.15
Total caps and floors portfolio	$16,100		$251
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.
(2)Forward starting swaps effective starting between June 2022 and February 2023.
(3)Forward starting swaps effective starting January 2022.
(4)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(5)Forward starting swaps and caps effective starting in April 2021.
(6)Forward starting swaps become effective starting from January 2021 to May 2021.
(7)Forward starting floors become effective starting from March 2021 to June 2021.
2021 Form 10-K 71

Net interest income in 2021 was benefited by $89 million mark-to-market of interest rate caps. The mark-to-market is not included in the NII at Risk calculations above. The interest rate caps were terminated in the 2021 second quarter.
MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to Consolidated Financial Statements.)
At December 31, 2021, we had a total of $351 million of capitalized MSRs representing the right to service $31.0 billion in mortgage loans.
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
Liquidity Risk
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable, and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We rely on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk. The Board of Directors approves the liquidity strategy and furthermore reviews the acceptable level of liquidity risk, policy, and procedures established by senior management. The ALCO is appointed by the ROC to oversee liquidity risk management and the establishment of liquidity risk policies and limits. Liquidity Risk is managed centrally by Corporate Treasury. Our liquidity position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months, and identifying sources and uses of funds. The overall management of our liquidity position is also integrated into consumer and commercial pricing policies to ensure a stable core deposit base. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.
72 Huntington Bancshares Incorporated

Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 98% of total deposits at December 31, 2021. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $19.1 billion as of December 31, 2021. The treasury department also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress scenario. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
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
The weighted average yield by maturity of the held-to-maturity portfolio is presented on the following table:

Table 15 - Held-to-maturity Securities Weighted Average Yield by Maturity
	At December 31, 2021
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollar amounts in millions)	Yield (1)	Yield (1)	Yield (1)	Yield (1)	Yield (1)
Held-to-maturity securities, at cost:
Federal agencies:
Residential CMO	—%	2.44%	—%	2.05%	2.06%
Residential MBS	—	—	—	1.86	1.86
Commercial MBS	—	—	2.77	2.93	2.92
Other agencies	1.92	2.47	2.72	2.52	2.50
Total Federal agencies and other agencies	1.92	2.46	2.75	2.09	2.10
Municipal securities	—	—	—	2.63	2.63
Total held-to-maturity securities	1.92%	2.46%	2.75%	2.09%	2.10%
(1)Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At December 31, 2021, these core deposits funded 80% of total assets (125% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $29 million and $14 million at December 31, 2021 and December 31, 2020, respectively.

2021 Form 10-K 73

The following table reflects deposit composition detail:

Table 16 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2021		2020
By Type:
Demand deposits—noninterest-bearing	$43,236	30%	$28,553	29%
Demand deposits—interest-bearing	39,837	28	26,757	27
Money market deposits	32,522	23	26,248	27
Savings and other domestic deposits	21,088	15	11,722	12
Core certificates of deposit (1)	2,740	2	1,425	1
Total core deposits:	139,423	98	94,705	96
Other domestic deposits of $250,000 or more	359	—	131	—
Negotiable CDs, brokered and other deposits	3,481	2	4,112	4
Total deposits	$143,263	100%	$98,948	100%
Total core deposits:
Commercial	$61,521	44%	$44,698	47%
Consumer	77,902	56	50,007	53
Total core deposits	$139,423	100%	$94,705	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
The following table reflects consolidated Huntington Bancshares Incorporated amounts. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Table 17 - Uninsured deposits
	At December 31,
(dollar amounts in millions)	2021	2020
Uninsured deposits (1)	$48,869	$35,414
(1)Uninsured deposits were determined by adjusting the amounts reported in the Bank Call Report to arrive at consolidated Huntington Bancshares Incorporated.

	At December 31, 2021
(dollar amounts in millions)	3 months or less	3 months to 6 months	6 months to 12 months	12 months or more	Total
Portion of U.S. time deposits in excess of insurance limit	$162	$114	$75	$36	$387
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $70.1 billion and $53.4 billion at December 31, 2021 and December 31, 2020, respectively.
At December 31, 2021, the market value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $21.7 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2021.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding for both the Bank and parent company totaled $11.3 billion at December 31, 2021, compared to $12.8 billion at December 31, 2020. The decrease from the prior year-end primarily relates to a decrease in long-term debt.
74 Huntington Bancshares Incorporated

The Bank may issue long-term debt pursuant to an authorization from the Bank’s board of directors that allows for the periodic issuance of senior and/or subordinated debt securities with fixed or floating interest rates. The aggregate principal amount of the debt securities available for issuance is capped by the board authorization and is reviewed periodically for adjustment.
At December 31, 2021, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
The following table reflects the composition and maturities of the loan and lease portfolio:

Table 18 - Maturity Schedule of Loans and leases
	December 31, 2021
(dollar amounts in millions)	One Year or Less	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total	Percent of total
Commercial:
Commercial and industrial	$11,581	$23,891	$5,548	$668	$41,688	37%
Commercial real estate	2,778	9,124	2,979	80	14,961	14%
Lease financing	500	3,533	711	256	5,000	4%
Total commercial	14,859	36,548	9,238	1,004	61,649	55%
Consumer:
Residential mortgage	16	94	2,108	17,038	19,256	17%
Automobile	196	7,793	5,398	47	13,434	12%
Home equity	282	575	2,074	7,619	10,550	9%
RV and marine	1	97	3,127	1,833	5,058	5%
Other consumer	563	1,092	219	99	1,973	2%
Total consumer	1,058	9,651	12,926	26,636	50,271	45%
Total loans and leases	$15,917	$46,199	$22,164	$27,640	$111,920	100%
Percent of total	14%	41%	20%	25%	100%
The following table reflects the loans and leases due after one year:

Table 21 - Loans and leases due after one year
	Interest rate
(dollar amounts in millions)	Fixed	Floating or Adjustable
Commercial:
Commercial and industrial	$10,965	$19,142
Commercial real estate	1,530	10,653
Lease financing	4,500	—
Total commercial	16,995	29,795
Consumer:
Residential mortgage	9,685	9,555
Automobile	13,238	—
Home equity	2,383	7,885
RV and marine finance	5,057	—
Other consumer	677	733
Total consumer	31,040	18,173
Total loans and leases	$48,035	$47,968

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
2021 Form 10-K 75

During the 2021 first quarter, Huntington issued $500 million of Series H Preferred Stock. On June 9, 2021, each share of TCF’s Series C Non-Cumulative Perpetual Preferred Stock was converted into a share of Series I Preferred Stock of Huntington having substantially the same terms as TCF’s preferred stock. See Note 13 - “Shareholders’ Equity” of the Notes to Consolidated Financial Statements for more information.
At December 31, 2021 and December 31, 2020, the parent company had $2.8 billion and $4.5 billion, respectively, in cash and cash equivalents.
On January 19, 2022, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on April 1, 2022, to shareholders of record on March 18, 2022. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $223 million per quarter. On January 19, 2022, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G and Series H Preferred Stock dividend payable on April 15, 2022 to shareholders of record on April 1, 2022. On December 9, 2022, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on March 1, 2022 to shareholders of record on February 15, 2022. Total cash demands required for Series B, Series E, Series F, Series G, Series H and Series I Preferred Stock are expected to be approximately $28 million per quarter.
During 2021, the Bank paid preferred and common dividends to the parent company of $45 million and $1.3 billion, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic shelf registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by the Huntington’s Board of Directors.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, caps and floors, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. See Note 22 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
STANDBY LETTERS-OF-CREDIT
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 22 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
COMMITMENTS TO SELL LOANS
Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we have commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 22 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements for more information.
76 Huntington Bancshares Incorporated

Contractual obligations, including off-balance sheet arrangements are properly considered in our liquidity risk management process. At December 31, 2021, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

Table 20 - Contractual Obligations (1)
(dollar amounts in millions)	At December 31, 2021
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$139,348	$—	$—	$—	$139,348
Certificates of deposit and other time deposits	3,438	393	84	—	3,915
Short-term borrowings	334	—	—	—	334
Long-term debt	1,415	2,472	1,253	1,863	7,003
Operating lease obligations	64	115	79	263	521
Purchase commitments	136	152	58	91	437
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
2021 Form 10-K 77

To mitigate operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and our Audit Committee, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board, as appropriate.
The goal of this framework is to implement effective operational risk-monitoring; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
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
Capital
(This section should be read in conjunction with the “Regulatory Matters” section included in Part I, Item 1: Business and Note 23 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements.)
Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
The U.S. federal banking regulatory agencies have permitted BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of the CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued a final rule that provides the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The final rule allows BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The cumulative impact of the two-year delay will be phased-in over the three-year transition period. We have elected to adopt the final rule, which is reflected in the regulatory capital data presented below.
Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including CET1, which we use to measure capital adequacy.
78 Huntington Bancshares Incorporated

Table 21 - Capital Under Current Regulatory Standards (Basel III)
	At December 31,
(dollar amounts in millions)	2021	2020
CET 1 risk-based capital ratio:
Total shareholders’ equity	$19,297	12,992
Regulatory capital adjustments:
CECL transitional amount (1)	437	453
Shareholders’ preferred equity and related surplus	(2,177)	(2,196)
Accumulated other comprehensive loss (income) offset	230	(192)
Goodwill and other intangibles, net of taxes	(5,484)	(2,107)
Deferred tax assets that arise from tax loss and credit carryforwards	(54)	(63)
CET 1 capital	12,249	8,887
Additional tier 1 capital
Shareholders’ preferred equity and related surplus	2,177	2,196
Tier 1 capital	14,426	11,083
Long-term debt and other tier 2 qualifying instruments	1,539	660
Qualifying allowance for loan and lease losses	1,281	1,113
Total risk-based capital	$17,246	$12,856
RWA	$131,266	$88,878
CET 1 risk-based capital ratio	9.33%	10.00%
Other regulatory capital data:
Tier 1 risk-based capital ratio	10.99	12.47
Total risk-based capital ratio	13.14	14.46
Tier 1 leverage ratio	8.56	9.32
(1)Reflects Huntington's election of a five-year transition of CECL on regulatory capital. The CECL transitional amount includes the impact of Huntington's adoption of the CECL accounting standard on January 1, 2020 and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL, excluding the allowance established at acquisition for purchased credit deteriorated loans.

Table 22 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)	At December 31,
	2021	2020
Consolidated capital calculations:
Total shareholders’ equity	$19,297	$12,993
Goodwill and other intangible assets	(5,591)	(2,181)
Deferred tax liability on other intangible assets (1)	51	40
Total tangible equity	13,757	10,852
Preferred equity	(2,167)	(2,191)
Total tangible common equity	$11,590	$8,661
Total assets	$174,064	$123,038
Goodwill and other intangible assets	(5,591)	(2,181)
Deferred tax liability on other intangible assets (1)	51	40
Total tangible assets	$168,524	$120,897
Tangible equity / tangible asset ratio	8.16%	8.98%
Tangible common equity / tangible asset ratio	6.88	7.16
Tangible common equity / RWA ratio	8.83	9.74
(1)Deferred tax liability related to other intangible assets is calculated at a 21% tax rate.

2021 Form 10-K 79

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 23 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		At December 31,
		2021	2020
Total risk-weighted assets	Consolidated	$131,266	$88,878
	Bank	130,597	88,601
CET 1 risk-based capital	Consolidated	12,249	8,887
	Bank	13,261	9,438
Tier 1 risk-based capital	Consolidated	14,426	11,083
	Bank	14,445	10,601
Tier 2 risk-based capital	Consolidated	2,821	1,774
	Bank	1,982	1,431
Total risk-based capital	Consolidated	17,246	12,856
	Bank	16,427	12,032
CET 1 risk-based capital ratio	Consolidated	9.33%	10.00%
	Bank	10.15	10.65
Tier 1 risk-based capital ratio	Consolidated	10.99	12.47
	Bank	11.06	11.97
Total risk-based capital ratio	Consolidated	13.14	14.46
	Bank	12.58	13.58
Tier 1 leverage ratio	Consolidated	8.56	9.32
	Bank	8.60	8.94
(1)    Capital ratios reflect Huntington's election of a five-year transition of CECL on regulatory capital. The CECL transition amount includes the impact of Huntington’s adoption of the new CECL accounting standards on January 1, 2020 and 25% for the cumulative change in the reported ACL since adopting CECL, excluding the allowance established at acquisition for purchased credit deteriorated loans.
At December 31, 2021, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The decrease in regulatory capital ratios was driven by the repurchase of $650 million of common stock during 2021 and cash dividends, partially offset by earnings. The balance sheet growth as a result of the TCF acquisition was largely offset by the common stock issued related to the acquisition, net of goodwill and other intangibles, as both are deducted from capital in the ratio calculation. The change in regulatory Tier 1 risk-based capital and total risk-based capital ratios for 2021 also reflect the issuance of $500 million of Series H preferred stock and the issuance of $175 million of Series I preferred stock resulting from the conversion of TCF preferred stock, partially offset by the redemption of $600 million of Series D preferred stock and $100 million of Series C preferred stock. Additionally, the total risk-based capital ratio reflects the issuance of $558 million of subordinated notes in 2021.
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
Shareholders’ equity totaled $19.3 billion at December 31, 2021 an increase of $6.3 billion or 49% when compared with December 31, 2020, primarily due to the $7.2 billion of equity issued in conjunction with the acquisition of TCF.
On February 2, 2021, Huntington issued $500 million of preferred stock. Huntington issued 20,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.50% Series H Non-Cumulative Perpetual Preferred Stock (Preferred H Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).
80 Huntington Bancshares Incorporated

On June 9, 2021, each share of TCF Financial Corporation 5.70% Series C Non-Cumulative Perpetual Preferred Stock outstanding immediately prior to acquisition of TCF Financial Corporation was converted into the right to receive a share of the newly created Huntington 5.70% Series I Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share.
On July 15, 2021, all 24,000,000 outstanding depositary shares, each representing 1/40th interest in a share of Huntington’s 6.250% Series D Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed.
On October 15, 2021, all 4,000,000 outstanding depositary shares, each representing a 1/40th interest in a share of Huntington’s 5.875% Series C Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed.
We were notified by the FRB on August 5, 2021 that Huntington’s SCB requirement would be unchanged at 2.5%, which is the minimum under the SCB framework. Huntington is authorized to make capital distributions that are consistent with the requirements in the FRB's capital rule, inclusive of the 2.5% SCB requirement.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital positions us to take advantage of additional capital management opportunities.
Share Repurchases
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations.
On July 21, 2021, our Board authorized the repurchase of up to $800 million of common shares within the four quarter period from the third quarter of 2021 through the second quarter of 2022. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the 2021, Huntington repurchased a total of $650 million of common stock, representing 43.1 million common shares, at a weighted average price of $15.07.
BUSINESS SEGMENT DISCUSSION
Overview
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. We have four major business segments: Commercial Banking, Consumer and Business Banking, Vehicle Finance, and Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
Business segment results are determined based upon our management practices, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.
For a discussion of business segment trends for 2020 versus 2019, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Business Segment Discussion included in our 2020 Form 10-K, filed with the SEC on February 26, 2021.
2021 Form 10-K 81

Revenue Sharing
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to customers. Results of operations for the business segments reflect these fee sharing allocations.
Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported acquisition-related expenses, if any, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
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
Net Income (Loss) by Business Segment
Net income (loss) by business segment for the past three years is presented in the following table:

Table 24 - Net Income (Loss) by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Commercial Banking	$798	$78	$553
Consumer and Business Banking	$308	$270	$635
Vehicle Finance	319	120	172
RBHPCG	55	85	113
Treasury / Other	(185)	264	(62)
Net income	$1,295	$817	$1,411

82 Huntington Bancshares Incorporated

Commercial Banking

Table 25 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2020
(dollar amounts in millions unless otherwise noted)	2021	2020	Amount	Percent	2019
Net interest income	$1,284	$903	$381	42%	$1,037
Provision for credit losses	4	626	(622)	(99)	132
Noninterest income	523	364	159	44	359
Noninterest expense	791	542	249	46	564
Provision for income taxes	212	21	191	910	147
Income attributable to non-controlling interest	2	—	2	100	—
Net income	$798	$78	$720	923%	$553
Number of employees (average full-time equivalent)	1,754	1,276	478	37%	1,317
Total average assets	$44,427	$35,490	$8,937	25	$33,843
Total average loans/leases	38,092	27,234	10,858	40	27,151
Total average deposits	29,351	23,321	6,030	26	21,072
Net interest margin	3.15%	3.04%	0.11%	4	3.49%
NCOs	$119	$302	$(183)	(61)	$93
NCOs as a % of average loans and leases	0.31%	1.11%	(0.80)%	(72)	0.34%
Commercial Banking reported net income of $798 million in 2021, an increase of $720 million, compared to the year ago period. Segment net interest income increased $381 million, or 42%, primarily due to an increase in average loans and leases reflecting the impact of the TCF acquisition and an 11 basis point increase in net interest margin driven by an increase in loan spread inclusive of purchase accounting accretion, partially offset by the continued decline in the benefit of deposits. The provision for credit losses decreased $622 million, or 99%, primarily due to changes in the forecasted economic outlook compared to the year-ago period, partially offset by the TCF acquisition initial provision for credit losses. Noninterest income increased $159 million, or 44%, reflecting the impact of the TCF acquisition, purchase accounting accretion from acquired unfunded loan commitments, an increase in capital markets fees reflecting an increase in market activity and improvement in business conditions, increased mezzanine investment income and an increase in leasing revenue reflecting higher gains on terminations and sales. Noninterest expense increased $249 million, or 46%, primarily due to personnel expense and lease financing equipment depreciation as a result of the TCF acquisition.
.

Consumer and Business Banking

Table 26 - Key Performance Indicators for Consumer and Business Banking
	Year Ended December 31,		Change from 2020
(dollar amounts in millions unless otherwise noted)	2021	2020	Amount	Percent	2019
Net interest income	$1,667	$1,436	$231	16%	$1,766
Provision for credit losses	91	265	(174)	(66)	114
Noninterest income	1,045	945	100	11	825
Noninterest expense	2,231	1,774	457	26	1,673
Provision for income taxes	82	72	10	14	169
Net income	$308	$270	$38	14%	$635
Number of employees (average full-time equivalent)	9,211	7,908	1,303	16%	8,000
Total average assets	$36,617	$28,853	$7,764	27	$25,411
Total average loans/leases	31,436	25,453	5,983	24	22,130
Total average deposits	81,289	56,960	24,329	43	51,645
Net interest margin	2.02%	2.48%	(0.46)%	(19)	3.37%
NCOs	$96	$102	$(6)	(6)	$128
NCOs as a % of average loans and leases	0.31%	0.40%	(0.09)%	(23)	0.58%
2021 Form 10-K 83

Consumer and Business Banking, including Home Lending, reported net income of $308 million in 2021, an increase of $38 million, or 14%, compared with net income of $270 million in 2020. Segment net interest income increased $231 million, or 16%, primarily due to an increase in average loans and leases reflecting the impact of the TCF acquisition and PPP revenue, partially offset by a 46 basis point decrease in net interest margin driven by a decrease in loan margin and the continued decline in the benefit of deposits. The provision for credit losses decreased $174 million, or 66%, primarily due to changes in the forecasted economic outlook compared to the year-ago period, partially offset by the TCF acquisition initial provision for credit losses. Noninterest income increased $100 million, or 11%, primarily due to higher interchange income and service charge income resulting from the TCF acquisition in addition to reduced customer activity and fee-waivers as a result of the pandemic in the beginning of the prior year period and a gain from branch divestiture, partially offset by decreased mortgage banking income. Noninterest expense increased $457 million, or 26%, primarily due to the impact of the TCF acquisition, in addition to increased allocated expense and personnel costs due to higher levels of production and origination volume.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $3 million in 2021, compared with $78 million in the prior year. Noninterest income decreased $93 million, driven primarily by decreased spreads on salable originations, partially offset by higher salable originations. Noninterest expense increased $42 million due primarily to higher personnel expense as a result of the TCF acquisition and higher origination volumes.

Vehicle Finance

Table 27 - Key Performance Indicators for Vehicle Finance
	Year Ended December 31,		Change from 2020
(dollar amounts in millions unless otherwise noted)	2021	2020	Amount	Percent	2019
Net interest income	$468	$430	$38	9%	$397
Provision for credit losses	(86)	146	(232)	(159)	44
Noninterest income	13	9	4	44	12
Noninterest expense	163	141	22	16	148
Provision for income taxes	85	32	53	166	45
Net income	$319	$120	$199	166%	$172
Number of employees (average full-time equivalent)	262	266	(4)	(2)%	265
Total average assets	$19,787	$19,760	$27	—	$19,393
Total average loans/leases	20,028	19,939	89	—	19,466
Total average deposits	1,161	653	508	78	333
Net interest margin	2.33%	2.15%	0.18%	8	2.04%
NCOs	$(1)	$45	$(46)	(102)	$43
NCOs as a % of average loans and leases	—%	0.23%	(0.23)%	(100)	0.22%
Vehicle Finance reported net income of $319 million in 2021, an increase of $199 million, or 166%, compared with net income of $120 million in 2020. Segment net interest income increased $38 million or 9%, primarily due to an 18 basis point increase in the net interest margin. The provision for credit losses decreased $232 million to a benefit of $86 million, primarily due to strong credit performance and improvement in the economic outlook as compared to the year ago period. Noninterest income increased $4 million, or 44%, primarily due to increases in fee income from commercial relationships. Noninterest expense increased $22 million, or 16%, primarily attributable to higher production related costs.

84 Huntington Bancshares Incorporated

Regional Banking and The Huntington Private Client Group

Table 28 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Year Ended December 31,		Change from 2020
(dollar amounts in millions unless otherwise noted)	2021	2020	Amount	Percent	2019
Net interest income	$159	$160	$(1)	(1)%	$198
Provision for credit losses	16	11	5	45	(3)
Noninterest income	227	201	26	13	198
Noninterest expense	300	243	57	23	256
Provision for income taxes	15	22	(7)	(32)	30
Net income	$55	$85	$(30)	(35)%	$113
Number of employees (average full-time equivalent)	1,071	1,018	53	5%	1,057
Total average assets	$7,496	$6,845	$651	10	$6,438
Total average loans/leases	7,199	6,574	625	10	6,132
Total average deposits	8,187	6,531	1,656	25	5,983
Net interest margin	1.90%	2.36%	(0.46)%	(19)	3.18%
NCOs	$—	$—	$—	—	$1
NCOs as a % of average loans and leases	—%	0.01%	(0.01)%	(100)	0.02%
Total assets under management (in billions)—eop	$25.2	$19.8	$5.4	27	$17.5
Total trust assets (in billions)—eop	135.7	123.0	12.7	10	121.8
eop—End of Period.
RBHPCG reported net income of $55 million in 2021, a decrease of $30 million, or 35%, compared with a net income of $85 million in 2020. Segment net interest income decreased $1 million, or 1%, due to a 46 basis point decrease in net interest margin, largely driven by lower benefit in deposit spreads, partially offset by an increase in average loans and leases. Average loans and leases increased $625 million, or 10%, primarily due to an increase in residential real estate mortgage loans and the impact of the TCF acquisition. Average deposits increased $1.7 billion, or 25%, primarily related to higher customer liquidity levels and the impact of the acquired TCF deposit portfolio. Noninterest income increased $26 million, or 13%, reflecting higher sales production and overall market performance, and the impact of the TCF acquisition. 2020 included the sale of Retirement Plan Services recordkeeping and administrative services. Total assets under management increased 27% due to positive net asset flows, equity markets, and the impact of the TCF acquisition. Noninterest expense increased $57 million, or 23%, primarily due to the impact of the TCF acquisition and higher production related costs.

Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including the mark-to-market of interest rate caps), and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity as well as the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain corporate administrative, acquisition-related expenses, if any, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate, although our overall effective tax rate is lower.
2021 Form 10-K 85

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; the magnitude and duration of the COVID-19 pandemic and related variants and mutations and their impact on the global economy and financial market conditions and our business, results of operations, and financial condition; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the possibility that the anticipated benefits of the transaction with TCF are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Huntington does business; and other factors that may affect the future results of Huntington.
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
86 Huntington Bancshares Incorporated

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
Allowance for Credit Losses
Our ACL at December 31, 2021 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
One of the most significant judgments influencing the ACL estimate is the macroeconomic forecasts. Key external economic parameters that directly impact our loss modeling framework include forecasted unemployment rates and Gross Domestic Product. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.
Given the dynamic relationship between macroeconomic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate.
2021 Form 10-K 87

However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around increased COVID-19 morbidity and mortality rates. Additionally, consumer confidence declines with the resulting drop in consumer spending sending the economy back into recession in the first quarter of 2022. Under this scenario, as an example, the unemployment rate increases and remains elevated for a prolonged period, the rate is estimated at 8.7% and 7.1% at the end of 2022 and 2023, respectively. These numbers result in unemployment rates that are approximately 5.2% and 3.6% higher than baseline scenario projections of 3.5% and 3.5%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at December 31, 2021, management calculated the difference between our quantitative ACL and a 100% adverse scenario. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.2 billion at December 31, 2021.
The resulting difference is not intended to represent an expected increase in allowance levels for a number of reasons including the following:
•Management uses a weighted approach applied to multiple economic scenarios for its allowance estimation process;
•The highly uncertain economic environment;
•The difficulty in predicting the inter-relationships between the economic parameters used in the various economic scenarios; and
•The sensitivity estimate does not account for our general reserve and associated risk profile components incorporated by management as part of its overall allowance framework.
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
Acquisition Method of Accounting
The acquisition method of accounting requires that acquired assets and liabilities in a business combination are recorded at their fair values as of the date of acquisition. This method often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Acquisition-related restructuring costs are expensed as incurred. The acquisition method of accounting does allow for a measurement period to make adjustments to acquisition accounting for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For more information, see Note 3 - “Acquisition of TCF Financial Corporation” of the Notes to Consolidated Financial Statements.
88 Huntington Bancshares Incorporated

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
The fair value hierarchy requires use of observable inputs first and subsequently unobservable inputs when observable inputs are not available. Our fair value measurements involve various valuation techniques and models, which involve inputs that are observable (Level 1 or Level 2 in fair value hierarchy), when available. The level of judgment required to determine fair value is dependent on the methods or techniques used in the process. Assets and liabilities that are measured at fair value using quoted prices in active markets (Level 1) do not require significant judgment while the valuation of assets and liabilities when quoted market prices are not available (Levels 2 and 3) may require significant judgment to assess whether observable or unobservable inputs for those assets and liabilities provide reasonable determination of fair value. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 19 - “Fair Value of Assets and Liabilities” of the Notes to Consolidated Financial Statements.
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
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2021 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth under the heading of “Market Risk” in Item 7: MD&A, which is incorporated by reference into this item.
Item 8: Financial Statements and Supplementary Data
Information required by this item is set forth in the Reports of Independent Registered Public Accounting Firm (PCAOB ID 238), Consolidated Financial Statements and Notes to Consolidated Financial Statements, which is incorporated by reference into this item. The selected quarterly financial data is no longer required. There were no material retrospective changes to any quarters in the two most recent fiscal years that would require this disclosure.
2021 Form 10-K 89

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2021, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Zachary Wasserman – Senior Executive Vice President and Chief Financial Officer
February 18, 2022

90 Huntington Bancshares Incorporated

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of January 1, 2020.
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
2021 Form 10-K 91

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the General Reserve of the Allowance for Credit Losses

As described in Notes 1 and 6 to the consolidated financial statements, management’s estimate of the allowance for credit losses of $2.1 billion as of December 31, 2021 includes a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to the Company’s structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the Company’s loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons, and internal review functions.

The principal considerations for our determination that performing procedures relating to the valuation of the general reserve of the allowance for credit losses is a critical audit matter are (i) the significant judgment by management when determining the general reserve, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the methodology and assumptions used to determine the general reserve, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the valuation of the general reserve of the allowance for credit losses. These procedures also included, among others, testing management’s process for determining the general reserve, including evaluating the appropriateness of management’s methodology, testing the completeness and accuracy of data utilized by management and evaluating the reasonableness of assumptions relating to the general reserve. Evaluating management’s assumptions related to the general reserve involved evaluating whether the assumptions used were reasonable considering portfolio composition, relevant market data, and indicators of economic uncertainty. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methodology and assumptions related to the general reserve.

92 Huntington Bancshares Incorporated

Valuation of Certain Acquired Loans

As described in Note 3 to the consolidated financial statements, during 2021 the Company acquired TCF Financial Corporation. In conjunction with the acquisition, the Company acquired commercial real estate and residential mortgage loans that were recorded at fair value of $7.9 billion and $6.3 billion, respectively. To determine the fair value of acquired loans, management used a discounted cash flow methodology which considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term, amortization status, current discount rates, and a reduction in estimated cash flows for credit losses.

The principal considerations for our determination that performing procedures relating to the valuation of certain acquired loans is a critical audit matter are (i) the high degree of auditor effort in performing procedures and evaluating audit evidence relating to the discount rates and credit loss assumptions used to determine the fair value for the commercial real estate and residential mortgage loans, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of acquired loans, including controls over the discount rates and credit loss assumptions used to determine the fair value. These procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in (i) testing management’s process to determine the fair value of certain acquired loans, including evaluating the appropriateness of the discounted cash flow methodology and the reasonableness of the assumptions related to the discount rates and credit loss assumptions, and (ii) developing independent ranges of fair value for certain acquired loans and comparing the independent ranges to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent ranges of fair value involved independently developing the discount rates and credit loss assumptions.
PricewaterhouseCoopers LLP

Columbus, Ohio
February 18, 2022
We have served as the Company’s auditor since 2015.
2021 Form 10-K 93

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	December 31,
(dollar amounts in millions)	2021	2020
Assets
Cash and due from banks	$1,811	$1,319
Interest-bearing deposits at Federal Reserve Bank	3,711	5,276
Interest-bearing deposits in banks	392	117
Trading account securities	46	62
Available-for-sale securities	28,460	16,485
Held-to-maturity securities	12,447	8,861
Other securities	648	418
Loans held for sale (includes $1,270 and $1,198 respectively, measured at fair value)(1)	1,676	1,275
Loans and leases (includes $171 and $94 respectively, measured at fair value)(1)	111,920	81,608
Allowance for loan and lease losses	(2,030)	(1,814)
Net loans and leases	109,890	79,794
Bank owned life insurance	2,765	2,577
Premises and equipment	1,164	757
Goodwill	5,349	1,990
Servicing rights and other intangible assets	611	428
Other assets	5,094	3,679
Total assets	$174,064	$123,038
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$43,236	$28,553
Interest-bearing	100,027	70,395
Total deposits	143,263	98,948
Short-term borrowings	334	183
Long-term debt	7,108	8,352
Other liabilities	4,041	2,562
Total liabilities	154,746	110,045
Commitments and Contingent Liabilities (Note 22)
Shareholders’ equity
Preferred stock	2,167	2,191
Common stock	14	10
Capital surplus	15,222	8,781
Less treasury shares, at cost	(79)	(59)
Accumulated other comprehensive (loss) gain	(229)	192
Retained earnings	2,202	1,878
Total Huntington Bancshares Inc shareholders’ equity	19,297	12,993
Non-controlling interest	21	—
Total equity	19,318	12,993
Total liabilities and shareholders’ equity	$174,064	$123,038
Common shares authorized (par value of $0.01)	2,250,000,000	1,500,000,000
Common shares outstanding	1,437,742,172	1,017,196,776
Treasury shares outstanding	6,298,288	5,062,054
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	557,500	750,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 19 “Fair Values of Assets and Liabilities”.
See Notes to Consolidated Financial Statements
94 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share data, share amounts in thousands)	2021	2020	2019
Interest and fee income:
Loans and leases	$3,636	$3,085	$3,541
Available-for-sale securities
Taxable	261	237	295
Tax-exempt	56	61	83
Held-to-maturity securities-taxable	174	215	218
Other securities-taxable	10	6	16
Other interest income	54	43	48
Total interest income	4,191	3,647	4,201
Interest expense
Deposits	45	197	585
Short-term borrowings	1	13	54
Long-term debt	43	213	349
Total interest expense	89	423	988
Net interest income	4,102	3,224	3,213
Provision for credit losses	25	1,048	287
Net interest income after provision for credit losses	4,077	2,176	2,926
Service charges on deposit accounts	372	301	372
Card and payment processing income	334	248	246
Mortgage banking income	309	366	167
Trust and investment management services	232	189	178
Capital markets fees	151	125	123
Insurance income	105	97	88
Leasing revenue	99	21	19
Bank owned life insurance income	69	64	66
Gain on sale of loans	9	42	55
Net gains (losses) on sales of securities	9	(1)	(24)
Other noninterest income	200	139	164
Total noninterest income	1,889	1,591	1,454
Personnel costs	2,335	1,692	1,654
Outside data processing and other services	850	384	346
Net occupancy	277	158	159
Equipment	248	180	163
Professional services	113	55	54
Marketing	89	38	37
Deposit and other insurance expense	51	32	34
Amortization of intangibles	48	41	49
Lease financing equipment depreciation	41	1	4
Other noninterest expense	323	214	221
Total noninterest expense	4,375	2,795	2,721
Income before income taxes	1,591	972	1,659
Provision for income taxes	294	155	248
Income after income taxes	1,297	817	1,411
Income attributable to non-controlling interest	2	—	—
Net income attributable to Huntington Bancshares Inc	1,295	817	1,411
Dividends on preferred shares	131	100	74
Impact of preferred stock redemption	11	—	—
Net income applicable to common shares	$1,153	$717	$1,337
Average common shares—basic	1,262,435	1,017,117	1,038,840
Average common shares—diluted	1,286,733	1,032,683	1,056,079
Per common share:
Net income—basic	$0.91	$0.71	$1.29
Net income—diluted	0.90	0.69	1.27

See Notes to Consolidated Financial Statements
2021 Form 10-K 95

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Net income attributable to Huntington Bancshares Inc	$1,295	$817	$1,411
Other comprehensive income, net of tax:
Total unrealized (losses) gains on available-for-sale securities	(341)	216	335
Change in fair value related to cash flow hedges	(105)	234	23
Translations adjustments, net of hedges	(3)	—	—
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	28	(2)	(5)
Other comprehensive (loss) income, net of tax	(421)	448	353
Comprehensive income attributable to Huntington Bancshares	874	1,265	1,764
Comprehensive income attributed to non-controlling interest	2	—	—
Comprehensive income	$876	$1,265	$1,764
See Notes to Consolidated Financial Statements
96 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock					Accumulated Other Comprehensive (Loss) Gain			Non-controlling
(dollar amounts in millions, except per share data, share amounts in thousands)				Capital	Treasury Stock			Retained			Total
	Amount	Shares	Amount	Surplus	Shares	Amount		Earnings	Total	Interest	Equity
Year Ended December 31, 2021
Balance, beginning of year	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								1,295	1,295	2	1,297
Other comprehensive (loss) income, net of tax							(421)		(421)		(421)
TCF Financial Corp Acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I Preferred Stock	175			10					185		185
Non-controlling interest acquired										22	22
Net proceeds from issuance of Series H Preferred Stock	486								486		486
Redemption of preferred stock	(685)			(4)				(11)	(700)		(700)
Repurchases of common stock		(43,139)	—	(650)					(650)		(650)
Cash dividends declared:
Common ($0.605 per share)								(826)	(826)		(826)
Preferred								(131)	(131)		(131)
Recognition of the fair value of share-based compensation				129					129		129
Other share-based compensation activity		6,750	(1)	(37)				—	(38)		(38)
Other				—	(1,236)	17		(3)	14	(3)	11
Balance, end of year	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318

Year Ended December 31, 2020
Balance, beginning of year	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795	$—	$11,795
Cumulative-effect of change in accounting principle, net of tax								(306)	(306)		(306)
Net income								817	817	—	817
Other comprehensive income, net of tax							448		448		448
Net proceeds from issuance of preferred stock	988								988		988
Repurchases of common stock		(7,504)	—	(92)					(92)		(92)
Cash dividends declared:
Common ($0.60 per share)								(621)	(621)		(621)
Preferred								(100)	(100)		(100)
Recognition of the fair value of share-based compensation				77					77		77
Other share-based compensation activity		5,372	—	(9)				—	(9)		(9)
Other		(151)	—	(1)	(525)	(3)		—	(4)		(4)
Balance, end of year	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993

2021 Form 10-K 97

	Preferred Stock						Accumulated Other Comprehensive (Loss) Gain			Non-Controlling
(dollar amounts in millions, except per share data, share amounts in thousands)		Common Stock		Capital	Treasury Stock			Retained			Total
	Amount	Shares	Amount	Surplus	Shares	Amount		Earnings	Total	Interest	Equity
Year Ended December 31, 2019
Balance, beginning of year	$1,203	1,050,584	$11	$9,181	(3,817)	$(45)	$(609)	$1,361	$11,102	$—	$11,102
Net income								1,411	1,411		1,411
Other comprehensive income, net of tax							353		353		353
Repurchases of common stock		(31,494)	(1)	(440)					(441)		(441)
Cash dividends declared:
Common ($0.58 per share)								(611)	(611)		(611)
Preferred								(74)	(74)		(74)
Recognition of the fair value of share-based compensation				83					83		83
Other share-based compensation activity		5,451	—	(18)					(18)		(18)
Other		—	—	—	(720)	(11)		1	(10)		(10)
Balance, end of year	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795	$—	$11,795
See Notes to Consolidated Financial Statements
98 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Operating activities
Net income	$1,297	$817	$1,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	25	1,048	287
Depreciation and amortization	391	367	386
Share-based compensation expense	129	77	83
Deferred income tax expense (benefit)	(76)	(93)	23
Net change in:
Trading account securities	16	37	(32)
Loans held for sale	(56)	(534)	(214)
Other assets	366	(1,077)	(593)
Other liabilities	27	683	194
Other, net	(57)	(2)	29
Net cash provided by (used in) operating activities	2,062	1,323	1,574
Investing activities
Change in interest bearing deposits in banks	716	(81)	(112)
Net cash received from business acquisition	466	—	—
Proceeds from:
Maturities and calls of available-for-sale securities	7,275	5,697	2,124
Maturities and calls of held-to-maturity securities	4,151	3,042	1,021
Sales of available-for-sale securities	5,892	392	3,903
Purchases of available-for-sale securities	(19,936)	(11,104)	(6,036)
Purchases of held-to-maturity securities	(4,777)	—	(1,519)
Net proceeds from sales of portfolio loans and leases	517	1,113	1,049
Principal payments received under direct finance and sales-type leases	1,055	704	714
Net loan and lease activity, excluding sales and purchases	2,650	(6,844)	(2,149)
Purchases of premises and equipment	(247)	(119)	(107)
Purchases of loans and leases	(1,197)	(1,506)	(445)
Net cash paid for branch disposition	(618)	—	(548)
Other, net	91	67	228
Net cash provided by (used in) investing activities	(3,962)	(8,639)	(1,877)
Financing activities
Increase (decrease) in deposits	6,501	16,601	(1,702)
(Decrease) Increase in short-term borrowings	(1,245)	(2,373)	586
Net proceeds from issuance of long-term debt	775	1,386	1,796
Maturity/redemption of long-term debt	(3,404)	(3,052)	(743)
Dividends paid on preferred stock	(138)	(84)	(74)
Dividends paid on common stock	(750)	(614)	(597)
Repurchases of common stock	(650)	(92)	(441)
Payment to repurchase preferred stock	(700)	—	—
Net proceeds from issuance of preferred stock	486	988	—
Other, net	(48)	(19)	(24)
Net cash provided by (used for) financing activities	827	12,741	(1,199)
Increase (decrease) in cash and cash equivalents	(1,073)	5,425	(1,502)
Cash and cash equivalents at beginning of period	6,595	1,170	2,672
Cash and cash equivalents at end of period	$5,522	$6,595	$1,170

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Supplemental disclosures:
Interest paid	$185	$453	$989
Income taxes paid	269	81	111
Non-cash activities
Loans transferred to held-for-sale from portfolio	872	1,139	963
Loans transferred to portfolio from held-for-sale	102	53	19
Transfer of securities from available-for-sale to held-to-maturity	3,007	2,842	—
Business Combination
Fair value of tangible assets acquired	46,256	—	—
Goodwill and other intangible assets	3,516	—	—
Liabilities assumed	42,567	—	—
Preferred stock issued in business combination	185	—	—
Common Stock issued in business combination	6,998	—	—
99 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Notes to Consolidated Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, inventory finance, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Huntington’s full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio.
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
2021 Form 10-K 100

Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income. Debt securities purchased that Huntington has the positive intent and ability to hold to their maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost. All other debt securities are classified as available-for-sale securities. Available-for-sale securities are recognized and measured at fair value with any change in the fair value recognized in other comprehensive income. All equity securities are classified as other securities.
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
Loans and Leases — Loans for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, except loans for which the fair value option has been elected, are carried at the principal amount outstanding, net of charge-offs, unamortized deferred loan origination fees and costs, premiums and discounts, and unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, and any initial direct costs incurred to originate these leases. Renewal options for leases are at the option of the lessee, and are typically not included in the measurement of the lease receivable as they are not considered reasonably certain of exercise. Purchase options are typically at fair value, and as such those options are not considered in the measurement of lease receivables or in lease classification. Interest income is accrued as earned using the interest method. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at premiums and/or discounts to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs over the contractual lives of the related loans using the effective interest method.
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
101 Huntington Bancshares Incorporated

Loans Held for Sale — Loans in which Huntington does not have the intent and ability to hold for the foreseeable future are classified as loans held for sale. Loans held for sale are carried at (a) the lower of cost or fair value less costs to sell, or (b) fair value where the fair value option is elected. The fair value option is generally elected for mortgage loans originated with the intent to sell. The fair value of such loans is estimated based on the inputs that include prices of mortgage backed securities adjusted for other variables such as, interest rates, expected credit defaults and market discount rates. The adjusted value reflects the price we expect to receive from the sale of such loans.
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
All classes within the commercial loan and lease portfolio are placed on nonaccrual status at 90-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine and other consumer loans are generally fully charged-off at 120-days past due, and if not fully charged-off are placed on non-accrual. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency.
For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest is reversed and charged against interest income.
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
Within the commercial loan and lease portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, supported by sustained repayment history, the loan is returned to accrual status. For loans that are returned to accrual status, cash receipts are applied according to the contractual terms of the loan.
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
Allowance for Credit Losses — Huntington maintains an ACL on its loan and lease portfolio, held-to-maturity securities as well as on available-for-sale securities. The ACL on loan and lease portfolio and held-to-maturity securities are provided through an expected loss methodology referred to as current expected credit loss (“CECL”) methodology. The ACL on AFS securities is provided when a credit loss is deemed to have occurred for securities which Huntington does not intend to sell or is not required to sell. The CECL methodology also applies to credit exposures on off-balance-sheet loan commitments, financial guarantees not accounted for as insurance, including standby letters of credit, and other similar instruments not recognized as derivative financial instruments.
2021 Form 10-K 102

Loans - The ACL is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount Huntington expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting probability-of-default, loss-given-default and exposure-at-default depending on loan risk characteristics and economic parameters for each month of the remaining contractual term. Commercial loan risk characteristics include but are not limited to risk ratings, industry type and maturity type. Consumer loan risk characteristics include but are not limited to FICO scores, LTV and loan vintages. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. Huntington’s reasonable and supportable forecast period reverts to a historical norm based on inputs within approximately two to three years. The reversion period is dependent on the state of the economy at the beginning of the forecast. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in the micro- and macroeconomic environments. The contractual terms of financial assets are adjusted for expected prepayments and any extensions outside of Huntington’s control.
The ACL is measured on a collective basis when similar risk characteristics exist. Loans that are determined to have unique risk characteristics are evaluated on an individual basis by management. If a loan is determined to be collateral dependent or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate. Loans with unique risk characteristics that are not subject to collateral dependent accounting, are assessed using a discounted cash flows methodology.
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
103 Huntington Bancshares Incorporated

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
Commercial loans and leases are generally either charged-off or written down to net realizable value at 90-days past due. Automobile, RV and marine and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.
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
2021 Form 10-K 104

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
Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets and other liabilities, respectively) and measured at fair value. Accounting for changes in fair value of derivatives depends on whether the derivative is designated and qualifies in a hedging relationship. At inception a derivative contract can be designated as:
•a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);
•a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (cash flow hedge); or
•a qualifying hedge of Huntington’s investment in non-U.S. dollar functional currency entities (net investment hedge).
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives that have been designated as net investment hedges are recorded in other comprehensive income, net of income taxes, and reclassified into earnings during the period the foreign entity is substantially liquidated or other elements of the currency translation adjustment are reclassified into earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.
105 Huntington Bancshares Incorporated

For those derivatives to which hedge accounting is applied, Huntington formally documents the hedging relationship and the risk management objective and strategy for undertaking the hedge. This documentation identifies the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and, unless the hedge meets all of the criteria to assume there is no ineffectiveness, the method that will be used to assess the effectiveness of the hedging instrument. Huntington typically assesses effectiveness using statistical regression at inception and on an ongoing basis.
Hedge accounting is discontinued prospectively when:
•the derivative is no longer effective or expected to be effective in offsetting changes in the fair value, cash flows or changes in net investment of a hedged item (including firm commitments or forecasted transactions);
•the derivative expires, is sold, terminated, or exercised;
•the forecasted transaction is no longer probable of occurring by the end of the originally specified time period;
•the hedged firm commitment no longer meets the definition of a firm commitment; or
•the designation of the derivative as a hedging instrument is removed.
When hedge accounting is discontinued and the derivative no longer qualifies as an effective fair value, cash flow or net investment hedge, the derivative continues to be carried on the balance sheet at fair value and changes in fair value will be recorded in current period earnings unless re-designated.
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
In the case of a discontinued cash flow hedge of a forecasted transaction, as long as the forecasted transaction remains probable the balance applicable to the discontinued hedging relationship will be recognized in earnings over the periods where the hedged cash flows are recorded in earnings. If the forecasted transaction is not expected to occur, any amounts recorded in accumulated other comprehensive income are immediately reclassified to current period earnings.
In the case of a discontinued net investment hedge as long as Huntington holds the net investment in the entity, the change in fair value will no longer be recorded in other comprehensive income. The cumulative balance recorded in accumulated comprehensive income will be recognized in earnings when the entity is substantially liquidated.
Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that Huntington will incur a loss because the counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are mitigated by derivatives through central clearing parties, careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. Huntington considers the value of collateral held and collateral provided in determining the net carrying value of derivatives.
Huntington offsets the fair value amounts recognized for derivative instruments and the fair value for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.
2021 Form 10-K 106

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
107 Huntington Bancshares Incorporated

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
2021 Form 10-K 108

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
•Other noninterest income includes a variety of other revenue streams including capital markets revenue, leasing revenue, miscellaneous consumer fees and marketing allowance revenue. Revenue is recognized when, or as, the performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.
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
Share-Based Compensation — Huntington uses the fair value based method of accounting for awards of HBAN stock granted to employees under various share-based compensation plans. Share-based compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to stock options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period) taking into account retirement eligibility . Compensation expense relating to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) taking into account the retirement eligibility of the award.
Stock Repurchases — Acquisitions of Huntington stock are recorded at cost.
109 Huntington Bancshares Incorporated

Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment, which are described in Note 25 - “Segment Reporting”.
2. ACCOUNTING STANDARDS UPDATE

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2021-08-Business Combinations (Topic 805) Issued October 2021	•The amendments in this update require that an acquirer apply topic 606 to the recognition and measurement of revenue contract assets and liabilities acquired in a business combination.
•Effective for fiscal years ending after December 15, 2022, including interim periods within those fiscal years.
•Adoption of the ASU will be applied prospectively to all business combinations occurring after the adoption date, with early adoption permitted. An entity that elects to early adopt in an interim period should retroactively adjust for any business combinations that occurred during the annual period of adoption, this includes the interim period.
•The update is not expected to have a material impact on Huntington’s Consolidated financial statements.

3. ACQUISITION OF TCF FINANCIAL CORPORATION
On June 9, 2021, Huntington closed the acquisition of TCF Financial Corporation in an all-stock transaction valued at $7.2 billion. TCF was a financial holding company headquartered in Detroit, Michigan with operations across the Midwest. The acquisition brought increased scale and market density, as well as added new markets and capabilities.
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
The acquisition of TCF has been accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at June 9, 2021. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and may require adjustments, which can be subject to adjustment for up to one year after June 9, 2021. As of December 31, 2021, management completed its review of information relating to events or circumstances existing at the acquisition date.

2021 Form 10-K 110

The following table provides the allocation of consideration paid for the fair value of assets acquired and liabilities and equity assumed from TCF as of June 9, 2021.

	TCF
(dollar amounts in millions)	UPB	Fair Value
Assets acquired:
Cash and due from banks		$466
Interest-bearing deposits at Federal Reserve Bank		719
Interest-bearing deposits in banks		312
Available-for-sale securities		8,900
Other securities		358
Loans held for sale		363
Loans and leases:
Commercial:
Commercial and industrial	$12,726	12,441
Commercial real estate	8,125	7,869
Lease financing	2,929	2,912
Total commercial	23,780	23,222
Consumer:
Residential mortgage	6,267	6,273
Automobile	322	317
Home equity	2,644	2,607
RV and marine	581	570
Other consumer	179	167
Total consumer	9,993	9,934
Total loans and leases	$33,773	33,156
Bank owned life insurance		181
Premises and equipment		360
Core deposit intangible		92
Other intangible assets		6
Servicing rights		59
Servicing rights and other intangible assets		157
Other assets		1,441
Total assets acquired		46,413
Liabilities and equity assumed:
Deposits		38,663
Short-term borrowings		1,306
Long-term debt		1,516
Other liabilities (1)		1,082
Total liabilities		42,567
Non-controlling interest		22
Net assets acquired		$3,824

Consideration:
Fair value of common stock issued		$6,998
Fair value of preferred stock exchange		185
Total consideration		$7,183
Goodwill (1)		$3,359
(1)Includes a measurement period adjustment for final tax positions related to the TCF acquisition which increased other liabilities and goodwill by $33 million.
In connection with the acquisition, the Company recorded approximately $3.4 billion of goodwill. The goodwill was the result of expected synergies, operational efficiencies and other factors. Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 8 “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements.
111 Huntington Bancshares Incorporated

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
2021 Form 10-K 112

Huntington's operating results for the year ended December 31, 2021 includes the operating results of the acquired assets and assumed liabilities of TCF Financial Corporation subsequent to the acquisition on June 9, 2021. Due to the conversions of TCF systems occurring throughout 2021, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former TCF operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
The following table presents unaudited pro forma information as if the acquisition of TCF had occurred on January 1, 2020 under the “Unaudited Pro Forma” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2020. Pro forma results include Huntington acquisition-related expenses which primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses totaling $701 million for the year ended December 31, 2021. Pro forma results also include adjustments for the elimination of TCF’s accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, deposits and long-term debt, elimination of TCF's intangible amortization expense, and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired TCF on January 1, 2020. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma for
	Year Ended December 31,
(dollar amounts in millions)	2021	2020
Net interest income	$4,713	$4,774
Noninterest income	2,112	2,127
Net income attributable to Huntington Bancshares Inc	1,624	834
Branch divestiture: In September 2021, Huntington completed the divestiture of 14 branches acquired in the acquisition of TCF and certain related assets and deposit liabilities to Horizon Bank, to satisfy regulatory requirements in connection with the acquisition. Total deposits and loans that were divested to Horizon Bank for the transaction were $847 million and $209 million, respectively.
113 Huntington Bancshares Incorporated

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at December 31, 2021 and 2020:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
December 31, 2021
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	4,649	40	(40)	4,649
Residential MBS	15,533	135	(160)	15,508
Commercial MBS	1,896	7	(38)	1,865
Other agencies	248	1	(1)	248
Total U.S. Treasury, federal agency and other agency securities	22,331	183	(239)	22,275
Municipal securities	3,497	62	(33)	3,526
Private-label CMO	106	1	(1)	106
Asset-backed securities	385	1	(4)	382
Corporate debt	2,183	22	(38)	2,167
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$28,506	$269	$(315)	$28,460

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,602	$35	$(20)	$2,617
Residential MBS	7,475	41	(59)	7,457
Commercial MBS	2,175	45	(5)	2,215
Other agencies	193	5	—	198
Total federal agency and other agency securities	12,445	126	(84)	12,487
Municipal securities	2	—	—	2
Total held-to-maturity securities	$12,447	$126	$(84)	$12,489

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$52	$—	$—	$52
Federal Reserve Bank stock	512	—	—	512
Equity securities	12	—	—	12
Other securities, at fair value
Mutual funds	65	—	—	65
Equity securities	6	1	—	7
Total other securities	$647	$1	$—	$648
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within other assets on the Consolidated Balance Sheets. At December 31, 2021, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $62 million and $26 million, respectively.
2021 Form 10-K 114

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
115 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity at December 31, 2021 and 2020. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	2021		2020
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$377	$374	$308	$304
After 1 year through 5 years	1,888	1,880	1,145	1,154
After 5 years through 10 years	3,166	3,180	1,607	1,654
After 10 years	23,075	23,026	13,115	13,373
Total available-for-sale securities	$28,506	$28,460	$16,175	$16,485

Held-to-maturity securities:
Under 1 year	$2	$2	$—	$—
After 1 year through 5 years	162	164	160	169
After 5 years through 10 years	44	45	131	138
After 10 years	12,239	12,278	8,570	8,948
Total held-to-maturity securities	$12,447	$12,489	$8,861	$9,255
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2021 and 2020:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,925	$(40)	$—	$—	$2,925	$(40)
Residential MBS	13,491	(160)	—	—	13,491	(160)
Commercial MBS	1,251	(38)	—	—	1,251	(38)
Other agencies	140	(1)	—	—	140	(1)
Total federal agency and other agency securities	17,807	(239)	—	—	17,807	(239)
Municipal securities	859	(22)	319	(11)	1,178	(33)
Private-label CMO	78	(1)	—	—	78	(1)
Asset-backed securities	237	(4)	—	—	237	(4)
Corporate debt	1,766	(38)	—	—	1,766	(38)
Total temporarily impaired available-for-sale securities	$20,747	$(304)	$319	$(11)	$21,066	$(315)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,453	$(20)	$—	$—	$1,453	$(20)
Residential MBS	5,837	(59)	—	—	5,837	(59)
Commercial MBS	318	(5)	—	—	318	(5)
Total federal agency and other agency securities	7,608	(84)	—	—	7,608	(84)
Total temporarily impaired securities	$7,608	$(84)	$—	$—	$7,608	$(84)
2021 Form 10-K 116

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Available-for-sale securities:
Federal agencies:
Residential CMO	$302	$(5)	$—	$—	$302	$(5)
Residential MBS	1,633	(5)	—	—	1,633	(5)
Commercial MBS	321	(9)	—	—	321	(9)
Total federal agency and other agency securities	2,256	(19)	—	—	2,256	(19)
Municipal securities	110	(3)	490	(12)	600	(15)
Asset-backed securities	15	—	—	—	15	—
Corporate debt	51	—	—	—	51	—
Total temporarily impaired available-for-sale securities	$2,432	$(22)	$490	$(12)	$2,922	$(34)
During 2021, Huntington transferred a total of $3.0 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfers, AOCI included a combined total of $2 million of unrealized gains attributed to these securities. This gain will be amortized into interest income over the remaining life of the securities.
At December 31, 2021 and December 31, 2020, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $21.7 billion and $14.4 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either December 31, 2021 or December 31, 2020. At December 31, 2021, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at December 31, 2021.
AFS Securities Impairment/HTM Securities Allowance for Credit Losses
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment is recorded with respect to securities as of December 31, 2021.
117 Huntington Bancshares Incorporated

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at December 31, 2021 and December 31, 2020.

	At December 31,
(dollar amounts in millions)	2021	2020
Commercial Loan and lease portfolio:
Commercial and industrial	$41,688	$33,151
Commercial real estate	14,961	7,199
Lease financing	5,000	2,222
Total commercial loan and lease portfolio	61,649	42,572
Consumer loan portfolio:
Residential mortgage	19,256	12,141
Automobile	13,434	12,778
Home equity	10,550	8,894
RV and marine	5,058	4,190
Other consumer	1,973	1,033
Total consumer loan portfolio	50,271	39,036
Total loans and leases (1)(2)	111,920	81,608
Allowance for loan and lease losses	(2,030)	(1,814)
Net loans and leases	$109,890	$79,794
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net (discount) premium of $(111) million and $171 million at December 31, 2021 and 2020, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at December 31, 2021, was $148 million and $150 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2020, was $146 million and $123 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in other assets within the Condensed Consolidated Balance Sheets.
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
The following table presents net investments in lease financing receivables by category at December 31, 2021 and December 31, 2020:

	At December 31,
(dollar amounts in millions)	2021	2020
Lease payments receivable	$4,620	$1,737
Estimated residual value of leased assets	774	664
Gross investment in lease financing receivables	5,394	2,401
Deferred origination costs	36	21
Deferred fees, unearned income and other	(430)	(200)
Total lease financing receivables	$5,000	$2,222
The carrying value of residual values guaranteed was $473 million and $93 million as of December 31, 2021 and December 31, 2020, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at December 31, 2021, totaled $4.6 billion and were due as follows: $0.8 billion in 2022, $0.7 billion in 2023, $0.7 billion in 2024, $0.8 billion in 2025, $0.7 billion in 2026, and $0.9 billion thereafter. Interest income recognized for these types of leases was $193 million, $106 million, and $108 million for the years 2021, 2020, and 2019 respectively.
2021 Form 10-K 118

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(dollar amounts in millions)	Nonaccrual loans with no ACL	Total nonaccrual loans	Nonaccrual loans with no ACL	Total nonaccrual loans
Commercial and industrial	$81	$370	$69	$349
Commercial real estate	80	104	8	15
Lease financing	3	48	—	4
Residential mortgage	—	111	—	88
Automobile	—	3	—	4
Home Equity	—	79	—	70
RV and marine	—	1	—	2
Total nonaccrual loans and leases	$164	$716	$77	$532
The amount of interest that would have been recorded under the original terms for total NAL loans was $40 million, $33 million, and $26 million for 2021, 2020, and 2019, respectively. The total amount of interest recorded to interest income for NAL loans was $10 million, $6 million, and $9 million in 2021, 2020, and 2019, respectively.
The following table presents an aging analysis of loans and leases, by class at December 31, 2021 and 2020:

	December 31, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$69	$107	$248	$41,440	$—	$41,688	$13	(2)
Commercial real estate	9	1	9	19	14,942	—	14,961	—
Lease financing	39	13	17	69	4,931	—	5,000	11	(3)
Residential mortgage	151	49	233	433	18,653	170	19,256	157	(4)
Automobile	79	18	8	105	13,329	—	13,434	6
Home equity	48	35	76	159	10,390	1	10,550	17
RV and marine	14	4	3	21	5,037	—	5,058	3
Other consumer	13	2	3	18	1,955	—	1,973	3
Total loans and leases	$425	$191	$456	$1,072	$110,677	$171	$111,920	$210

	December 31, 2020
	Past Due (1)(4)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$38	$33	$82	$153	$32,998	$—	$33,151	$—
Commercial real estate	—	1	11	12	7,187	—	7,199	—
Lease financing	22	5	13	40	2,182	—	2,222	10	(3)
Residential mortgage	114	38	194	346	11,702	93	12,141	132	(4)
Automobile	84	22	12	118	12,660	—	12,778	9
Home equity	35	15	61	111	8,782	1	8,894	14
RV and marine	17	3	3	23	4,167	—	4,190	3
Other consumer	9	4	3	16	1,017	—	1,033	3
Total loans and leases	$319	$121	$379	$819	$80,695	$94	$81,608	$171

(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include PPP and other SBA loans and leases.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
(5)The principal balance of loans in payment deferral programs offered in response to the COVID-19 pandemic which are performing according to their modified terms are generally not considered delinquent.
119 Huntington Bancshares Incorporated

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
2021 Form 10-K 120

The following table presents the amortized cost basis of loans and leases by vintage and credit quality indicator at December 31, 2021 and 2020 respectively:

	As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$15,435	$5,677	$3,682	$1,983	$1,080	$1,134	$9,945	$3	$38,939
OLEM	183	178	87	83	38	73	166	—	808
Substandard	336	203	344	206	125	167	552	—	1,933
Doubtful	5	1	1	1	—	—	—	—	8
Total Commercial and industrial	$15,959	$6,059	$4,114	$2,273	$1,243	$1,374	$10,663	$3	$41,688
Commercial real estate
Credit Quality Indicator (1):
Pass	$4,144	$2,367	$2,593	$1,456	$761	$1,124	$798	$—	$13,243
OLEM	76	48	42	83	73	19	—	—	341
Substandard	224	362	448	115	151	46	30	—	1,376
Doubtful	—	—	—	1	—	—	—	—	1
Total Commercial real estate	$4,444	$2,777	$3,083	$1,655	$985	$1,189	$828	$—	$14,961
Lease financing
Credit Quality Indicator (1):
Pass	$1,851	$1,441	$809	$417	$226	$131	$—	$—	$4,875
OLEM	8	32	12	4	2	—	—	—	58
Substandard	6	23	19	2	9	8	—	—	67
Total Lease financing	$1,865	$1,496	$840	$423	$237	$139	$—	$—	$5,000
Residential mortgage
Credit Quality Indicator (2):
750+	$5,532	$3,857	$978	$554	$687	$1,704	$—	$—	$13,312
650-749	1,862	993	409	269	254	1,028	—	—	4,815
<650	48	56	104	120	99	532	—	—	959
Total Residential mortgage	$7,442	$4,906	$1,491	$943	$1,040	$3,264	$—	$—	$19,086
Automobile
Credit Quality Indicator (2):
750+	$2,993	$1,927	$1,381	$666	$345	$129	$—	$—	$7,441
650-749	2,393	1,237	736	380	168	55	—	—	4,969
<650	380	234	178	128	70	34	—	—	1,024
Total Automobile	$5,766	$3,398	$2,295	$1,174	$583	$218	$—	$—	$13,434
Home Equity
Credit Quality Indicator (2):
750+	$645	$701	$32	$31	$34	$387	$4,772	$272	$6,874
650-749	129	94	15	13	13	161	2,324	324	3,073
<650	3	2	2	1	1	67	361	165	602
Total Home equity	$777	$797	$49	$45	$48	$615	$7,457	$761	$10,549
RV and marine
Credit Quality Indicator (2):
750+	$1,257	$933	$470	$468	$268	$319	$—	$—	$3,715
650-749	393	273	171	157	106	150	—	—	1,250
<650	6	11	13	18	18	27	—	—	93
Total RV and marine	$1,656	$1,217	$654	$643	$392	$496	$—	$—	$5,058
Other consumer
Credit Quality Indicator (2):
750+	$458	$125	$138	$50	$38	$97	$546	$3	$1,455
650-749	49	22	34	11	9	19	294	24	462
<650	2	2	5	2	—	1	27	17	56
Total Other consumer	$509	$149	$177	$63	$47	$117	$867	$44	$1,973
121 Huntington Bancshares Incorporated

	As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$12,599	$4,161	$2,537	$1,192	$837	$815	$8,894	$2	$31,037
OLEM	415	112	65	24	32	22	124	—	794
Substandard	195	125	181	203	41	147	423	—	1,315
Doubtful	2	—	1	—	—	1	1	—	5
Total Commercial and industrial	$13,211	$4,398	$2,784	$1,419	$910	$985	$9,442	$2	$33,151
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,742	$1,610	$1,122	$507	$507	$539	$633	$—	$6,660
OLEM	94	78	63	37	28	14	4	—	318
Substandard	27	46	10	29	58	14	36	—	220
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial real estate	$1,863	$1,734	$1,195	$573	$593	$568	$673	$—	$7,199
Lease financing
Credit Quality Indicator (1):
Pass	$1,158	$364	$221	$155	$137	$101	$—	$—	$2,136
OLEM	6	4	4	6	1	—	—	—	21
Substandard	1	19	7	21	5	12	—	—	65
Total Lease financing	$1,165	$387	$232	$182	$143	$113	$—	$—	$2,222
Residential mortgage
Credit Quality Indicator (2):
750+	$3,269	$1,370	$891	$1,064	$762	$1,243	$1	$—	$8,600
650-749	991	435	307	278	171	495	—	—	2,677
<650	34	89	111	108	81	348	—	—	771
Total Residential mortgage	$4,294	$1,894	$1,309	$1,450	$1,014	$2,086	$1	$—	$12,048
Automobile
Credit Quality Indicator (2):
750+	$2,670	$2,013	$1,144	$742	$317	$81	$—	$—	$6,967
650-749	1,965	1,343	755	386	175	52	—	—	4,676
<650	312	301	244	157	84	37	—	—	1,135
Total Automobile	$4,947	$3,657	$2,143	$1,285	$576	$170	$—	$—	$12,778
Home equity
Credit Quality Indicator (2):
750+	$793	$26	$26	$32	$89	$451	$4,373	$192	$5,982
650-749	147	9	8	11	27	157	1,906	181	2,446
<650	1	1	1	1	6	70	286	99	465
Total Home equity	$941	$36	$35	$44	$122	$678	$6,565	$472	$8,893
RV and marine
Credit Quality Indicator (2):
750+	$1,136	$525	$589	$337	$153	$254	$—	$—	$2,994
650-749	348	215	201	136	64	129	—	—	1,093
<650	4	15	21	22	12	29	—	—	103
Total RV and marine	$1,488	$755	$811	$495	$229	$412	$—	$—	$4,190
Other consumer
Credit Quality Indicator (2):
750+	$69	$58	$26	$8	$4	$14	$340	$2	$521
650-749	36	56	17	5	2	3	294	30	443
<650	2	8	3	1	—	1	26	28	69
Total Other consumer	$107	$122	$46	$14	$6	$18	$660	$60	$1,033
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2021 Form 10-K 122

TDR Loans
In response to the COVID-19 pandemic, on March 22, 2020 and April 7, 2020, the federal bank regulatory agencies including the FRB and OCC released statements encouraging financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The statements go on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. Section 4013 of the CARES Act, as amended by Section 541 of the CARES Act further addresses COVID-19 related modifications occurring between March 1, 2020 through January 1, 2022 and specifies that such COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.
For COVID-19 related loan modifications which met the criteria under the CARES Act, Huntington elected to suspend TDR accounting. For loan modifications not eligible for the CARES Act, Huntington applied the interagency regulatory guidance that was clarified on April 7, 2020. Accordingly, insignificant concessions (related to the current COVID-19 crisis) granted through payment deferrals, fee waivers, or other short-term modifications (generally 6 months or less) and provided to borrowers less than 30 days past due at March 17, 2020 were not deemed to be TDRs. Therefore, modified loans that met the required guidelines for relief are excluded from the TDR disclosures below.
The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $42 million, $46 million, and $52 million for 2021, 2020, and 2019, respectively. The total amount of actual interest recorded to interest income for these loans was $39 million, $43 million, and $49 million for 2021, 2020, and 2019, respectively.
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
123 Huntington Bancshares Incorporated

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
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2021 and 2020.

	New Troubled Debt Restructurings (1)
	Year Ended December 31, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	76	$29	$25	$—	$—	$54
Commercial real estate	5	—	—	—	—	—
Residential mortgage	320	—	39	6	—	45
Automobile	2,442	—	16	4	—	20
Home equity	214	—	4	7	—	11
RV and marine	138	1	2	1	—	4
Other consumer	270	—	—	—	1	1
Total new TDRs	3,465	$30	$86	$18	$1	$135

	Year Ended December 31, 2020
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	317	$—	$123	$—	$58	$181
Commercial real estate	13	—	3	—	—	3
Residential mortgage	585	—	79	7	—	86
Automobile	3,018	—	29	6	—	35
Home equity	273	—	6	8	2	16
RV and marine	168	—	4	1	—	5
Other consumer	622	3	—	—	1	4
Total new TDRs	4,996	$3	$244	$22	$61	$330
(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of December 31, 2021 and 2020, these borrowings and advances are secured by $61.1 billion and $43.0 billion, respectively, of loans.
2021 Form 10-K 124

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

125 Huntington Bancshares Incorporated

Allowance for Credit Losses - Roll-forward
The following table presents ACL activity by portfolio segment for the years ended December 31, 2021, 2020, and 2019:

(dollar amounts in millions)	Commercial	Consumer	Total
Year ended December 31, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs (1)	(243)	(139)	(382)
Recoveries of loans and leases previously charged-off	83	84	167
Provision (benefit) for loan and lease losses	12	(13)	(1)
Allowance on PCD loans and leases at acquisition	374	58	432
ALLL balance, end of period	$1,462	$568	$2,030
AULC balance, beginning of period	$34	$18	$52
Provision for unfunded lending commitments	8	18	26
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$41	$36	$77
ACL balance, end of period	$1,503	$604	$2,107

Year ended December 31, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (2)	180	211	391
Loan and lease charge-offs	(374)	(166)	(540)
Recoveries of loans and leases previously charged-off	32	59	91
Provision for loan and lease losses	846	243	1,089
ALLL balance, end of period	$1,236	$578	$1,814
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (4)	(38)	40	2
Provision (benefit) for unfunded lending commitments	(17)	(24)	(41)
Unfunded lending commitment losses	(13)	—	(13)
AULC balance, end of period	$34	$18	$52
ACL balance, end of period	$1,270	$596	$1,866

Year ended December 31, 2019:
ALLL balance, beginning of period	$542	$230	$772
Loan and lease charge-offs	(165)	(197)	(362)
Recoveries of loans and leases previously charged-off	40	57	97
Provision for loan and lease losses	135	142	277
Allowance for loans sold or transferred to loans held for sale	—	(1)	(1)
ALLL balance, end of period	$552	$231	$783
AULC balance, beginning of period	$94	$2	$96
Provision for unfunded lending commitments	10	—	10
Unfunded lending commitment losses	(2)	—	(2)
AULC balance, end of period	$102	$2	$104
ACL balance, end of period	$654	$233	$887
(1)Net charge-offs and associated metrics for the year ended December 31, 2021 exclude $80 million of charge-offs recognized immediately upon completion of the TCF acquisition and related to required purchase accounting treatment.
(2)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
At December 31, 2021, the ACL was $2.1 billion, an increase of $241 million from the December 31, 2020 balance of $1.9 billion. The increase was primarily related to the TCF acquisition and associated allowance attributable to the acquired loans and leases and unfunded lending commitments, partially offset by improvement in the forecasted macroeconomic environment resulting from anticipated lower unemployment and higher GDP.
2021 Form 10-K 126

The economic scenarios used in the December 31, 2021 ACL determination contained significant judgmental assumptions. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact the unprecedented levels of government fiscal and monetary actions will have on the economy, including inflation and our credit losses remains uncertain. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2021 ACL included a general reserve that consists of various risk profile components, including profiles related to the commercial real estate portfolio, to capture economic uncertainty risk not addressed within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Residential mortgage loans sold with servicing retained	$9,702	$8,436	$4,841
Pretax gains resulting from above loan sales (1)	356	311	119
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method for the years ended December 31, 2021 and 2020 (1):

	Year Ended December 31,
(dollar amounts in millions)	2021	2020
Fair value, beginning of period	$210	$7
Fair value election for servicing assets previously measured using the amortized method	—	205
Servicing assets obtained in acquisition	59	—
New servicing assets created	135	102
Change in fair value during the period due to:
Time decay (1)	(15)	(9)
Payoffs (2)	(65)	(43)
Changes in valuation inputs or assumptions (3)	27	(52)
Fair value, end of period	$351	$210
Weighted-average life (years)	7.0	7.6
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
MSRs do not trade in an active, open market with readily observable prices. Therefore, the fair value of MSRs is estimated using a discounted future cash flow model. Changes in the assumptions used may have a significant impact on the valuation of MSRs. MSR values are sensitive to movement in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which are impacted by the level of prepayments.
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2021, and December 31, 2020 follows:

	December 31, 2021				December 31, 2020
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.28%		$(17)	$(32)	17.36%		$(12)	$(23)
Spread over forward interest rate swap rates	466	bps	(7)	(13)	519	bps	(4)	(8)

127 Huntington Bancshares Incorporated

Total servicing, late and other ancillary fees included in mortgage banking income was $79 million, $64 million, and $63 million for the years ended December 31, 2021, 2020, and 2019, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $31.0 billion, $23.5 billion, and $22.4 billion at December 31, 2021, 2020, and 2019, respectively.
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
A rollforward of goodwill by business segment, is presented in the table below:

	Consumer &
	Business	Commercial	Vehicle		Treasury/	Huntington
(dollar amounts in millions)	Banking	Banking	Finance	RBHPCG	Other	Consolidated
Balance, December 31, 2020	1,393	427	—	170	—	1,990
TCF acquisition	2,026	1,272	—	61	—	3,359
Balance, December 31, 2021	$3,419	$1,699	$—	$231	$—	$5,349

For additional information on the acquisition, refer to Note 2 “Acquisition of TCF Financial Corporation”.
Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2021 or 2020.
At December 31, 2021 and 2020, Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2021
Core deposit intangible	$389	$(175)	$214
Customer relationship	108	(80)	28
Total other intangible assets	$497	$(255)	$242
December 31, 2020
Core deposit intangible	$310	$(150)	$160
Customer relationship	101	(70)	31
Total other intangible assets	$411	$(220)	$191
The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2022	$53
2023	49
2024	45
2025	42
2026	28
2021 Form 10-K 128

9. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following at December 31, 2021 and 2020:

	At December 31,
(dollar amounts in millions)	2021	2020
Land and land improvements	$335	$198
Buildings	807	586
Leasehold improvements	219	203
Equipment	852	736
Total premises and equipment	2,213	1,723
Less accumulated depreciation and amortization	(1,049)	(966)
Net premises and equipment	$1,164	$757
Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2021, 2020, and 2019 were:

(dollar amounts in millions)	2021	2020	2019
Total depreciation and amortization of premises and equipment	$178	$119	$116
Rental income credited to net occupancy expense	9	10	11
10. OPERATING LEASES
At December 31, 2021, Huntington was obligated under non-cancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options). Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices. Occasionally, Huntington will sublease the land and buildings for which it has obtained the right to use; substantially all of those sublease arrangements are classified as operating, with sublease income recognized on a straight-line basis over the contractual term of the arrangement.
Net lease assets and liabilities at December 31, 2021 and 2020 are as follows:

		At December 31,
(dollar amounts in millions)	Classification	2021	2020
Assets
Operating lease assets	Other assets	$316	$199
Liabilities
Lease liabilities	Other liabilities	$441	$220

Net lease cost for the years ended December 31, 2021 and 2020 are as follows:

		Year Ended December 31,
(dollar amounts in millions)	Classification	2021	2020
Operating lease cost	Net occupancy	$104	$50
Short-term lease cost	Net occupancy	3	1
Sublease income	Net occupancy	(2)	(2)
Net lease cost		$105	$49
129 Huntington Bancshares Incorporated

Maturity of lease liabilities at December 31, 2021 are as follows:

(dollar amounts in millions)	Total
2022	$64
2023	63
2024	52
2025	43
2026	36
Thereafter	263
Total lease payments	$521
Less: Interest	(80)
Total lease liabilities	$441
Additional supplemental information related to the Company’s operating leases as of December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(dollar amounts in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows	$(50)	$(53)
Right-of-use assets obtained in exchange for lease obligations for operating leases	174	23
Weighted-average remaining lease term (years) for operating leases	11.24	7.17
Weighted-average discount rate for operating leases	3.87%	4.26%
11. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at December 31, 2021 and 2020, respectively:

	At December 31,
(dollar amounts in millions)	2021	2020
Federal funds purchased and securities sold under agreements to repurchase	$320	$71
Other borrowings	14	112
Total short-term borrowings	$334	$183
2021 Form 10-K 130

Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in millions)	2021	2020
The Parent Company:
Senior Notes:
3.19% Huntington Bancshares Incorporated medium-term notes due 2021	$—	$802
2.33% Huntington Bancshares Incorporated senior notes due 2022	—	699
2.67% Huntington Bancshares Incorporated senior notes due 2024	812	838
4.05% Huntington Bancshares Incorporated senior notes due 2025	527	553
2.60% Huntington Bancshares Incorporated senior notes due 2030	744	743
Subordinated Notes:
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	227	256
Huntington Capital I Trust Preferred 0.91% junior subordinated debentures due 2027 (1)	69	69
Huntington Capital II Trust Preferred 0.83% junior subordinated debentures due 2028 (2)	32	32
Sky Financial Capital Trust III 1.61% junior subordinated debentures due 2036 (3)	72	72
Sky Financial Capital Trust IV 1.61% junior subordinated debentures due 2036 (3)	74	74
2.54% Huntington Bancshares Incorporated subordinated notes due 2036	554	—
Camco Financial Statutory Trust I 1.57% due 2037	—	4
Total notes issued by the parent	3,111	4,142
The Bank:
Senior Notes:
0.79% Huntington National Bank senior notes due 2021	—	298
3.33% Huntington National Bank senior notes due 2021	—	752
2.55% Huntington National Bank senior notes due 2022	703	710
3.16% Huntington National Bank senior notes due 2022	500	511
1.83% Huntington National Bank senior notes due 2023	483	489
3.60% Huntington National Bank senior notes due 2023	748	773
Subordinated Notes:
0.64% Huntington National Bank subordinated notes due 2022	113	—
0.96% Huntington National Bank subordinated notes due 2025	142	—
3.86% Huntington National Bank subordinated notes due 2026	226	233
3.03% Huntington National Bank subordinated notes due 2029	161	—
3.75% Huntington National Bank subordinated notes due 2030	169	—
Total notes issued by the bank	3,245	3,766
FHLB Advances:
1.04% weighted average rate, varying maturities greater than one year	215	3
Other:
Huntington Technology Finance nonrecourse debt, 3.15% weighted average interest rate, varying maturities	287	266
2.09% Huntington Preferred Capital II - Class F securities (4)	75	75
2.09% Huntington Preferred Capital II - Class G securities (4)	50	50
2.21% Huntington Preferred Capital II - Class I securities (5)	50	50
2.65% Huntington Preferred Capital II - Class J Securities (6)	75	—
Total long-term debt	$7,108	$8,352
(1)Variable effective rate at December 31, 2021, based on three-month LIBOR +0.70%
(2)Variable effective rate at December 31, 2021, based on three-month LIBOR +0.625%
(3)Variable effective rate at December 31, 2021, based on three-month LIBOR +1.40%
(4)Variable effective rate at December 31, 2021, based on three-month LIBOR +1.88%
(5)Variable effective rate at December 31, 2021, based on three-month LIBOR +2.00%
(6)Variable effective rate at December 31, 2021 based on three-month SOFR +2.60%
Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. We use interest rate swaps to hedge interest rate risk of certain fixed-rate debt by converting the debt to a variable rate. See Note 20 - “Derivative Financial Instruments“ for more information regarding such financial instruments.
131 Huntington Bancshares Incorporated

Long-term debt maturities for the next five years and thereafter are as follows:

(dollar amounts in millions)	2022	2023	2024	2025	2026	Thereafter	Total
The Parent Company:
Senior notes	$—	$—	$800	$500	$—	$750	$2,050
Subordinated notes	—	225	—	—	—	809	1,034
The Bank:
Senior notes	1,198	1,202	—	—	—	—	2,400
Subordinated notes	110	—	—	130	239	300	779
FHLB Advances	1	1	—	200	—	1	203
Other	106	128	116	57	127	3	537
Total	$1,415	$1,556	$916	$887	$366	$1,863	$7,003
These maturities are based upon the par values of the long-term debt.
The terms of certain long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt, dividend payments, and the disposition of subsidiaries. As of December 31, 2021, Huntington was in compliance with all such covenants.
12. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the years ended December 31, 2021, 2020, and 2019, were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Year Ended December 31, 2021
Unrealized (losses) gains on available-for-sale securities arising during the period	(474)	107	(367)
Less: Reclassification adjustment for realized net losses (gains) included in net income	34	(8)	26
Total unrealized (losses) gains on available-for-sale securities	(440)	99	(341)
Change in fair value related to cash flow hedges	(144)	39	(105)
Foreign currency translation adjustment (1)	(12)	—	(12)
Net unrealized gains (losses) on net investment hedges	9	—	9
Translation adjustments, net of hedges (1)	(3)	—	(3)
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	36	(8)	28
Other comprehensive loss	(551)	130	(421)
Year Ended December 31, 2020			—
Unrealized gains (losses) on available-for-sale securities arising during the period	235	(52)	183
Less: Reclassification adjustment for realized net losses (gains) included in net income	42	(9)	33
Total unrealized gains (losses) on available-for-sale securities	277	(61)	216
Change in fair value related to cash flow hedges	302	(68)	234
Change in accumulated unrealized (losses) gains for pension and other post-retirement obligations (2)	(3)	1	(2)
Other comprehensive income	576	(128)	448
Year Ended December 31, 2019
Unrealized gains (losses) on available-for-sale securities arising during the period	403	(89)	314
Less: Reclassification adjustment for realized net losses (gains) included in net income	26	(5)	21
Total unrealized gains (losses) on available-for-sale securities	429	(94)	335
Change in fair value related to cash flow hedges	26	(3)	23
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	(7)	2	(5)
Other comprehensive income	448	(95)	353
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
(2)Includes a settlement gain recognized in other noninterest income on the Consolidated Statements of Income.

2021 Form 10-K 132

Activity in accumulated OCI for the years ended December 31, 2021 and 2020 were as follows:

(dollar amounts in millions)	Unrealized (losses) gains on debt securities (1)	Change in fair value related to cash flow hedges	Translation adjustments, net of hedges	Unrealized (losses) gains for pension and other post-retirement obligations	Total
December 31, 2018	$(363)	$—	$—	$(246)	$(609)
Other comprehensive income before reclassifications	$314	$23	$—	$—	$337
Amounts reclassified from accumulated OCI to earnings	$21	$—	$—	$(5)	$16
Period change	$335	$23	$—	$(5)	$353
December 31, 2019	$(28)	$23	$—	$(251)	$(256)
Other comprehensive income before reclassifications	183	234	—	—	417
Amounts reclassified from accumulated OCI to earnings	33	—	—	(2)	31
Period change	216	234	—	(2)	448
December 31, 2020	188	257	—	(253)	192
Other comprehensive income before reclassifications	(367)	(105)	(3)	—	(475)
Amounts reclassified from accumulated OCI to earnings	26	—	—	28	54
Period change	(341)	(105)	(3)	28	(421)
December 31, 2021	$(153)	$152	$(3)	$(225)	$(229)
(1)AOCI amounts at December 31, 2021, 2020, and 2019 include $35 million, $69 million and $121 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
13. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding as of December 31, 2021.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	December 31, 2021	December 31, 2020
Series B (2)	12/28/2011	35,500	3-mo. LIBOR + 270 bps	1/15/2017	$23	$23
Series D	3/21/2016	—	6.25%	4/15/2021	—	386
Series D	5/5/2016	—	6.25	4/15/2021	—	199
Series C	8/16/2016	—	5.875	10/15/2021	—	100
Series E (3)	2/27/2018	5,000	5.70	4/15/2023	495	495
Series F (3)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (3)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	—
Series I (3)	6/9/2021	7,000	5.70	12/01/2022	175	—
Total		557,500			$2,167	$2,191
(1) Denotes earliest optional redemption date. Earlier redemption is solely at Huntington’s option, subject to prior approval of FRB.
(2) Series B and H of preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3) Series E, F, G, and I preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
Preferred Stock redemptions
On July 15, 2021, all $600 million of outstanding 6.250% Series D Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed.
On October 15, 2021, all $100 million of outstanding 5.875% Series C Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed.
133 Huntington Bancshares Incorporated

Preferred Series H Stock issued and outstanding
On February 2, 2021, Huntington issued $500 million of preferred stock. Huntington issued 20,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.50% Series H Non-Cumulative
Perpetual Preferred Stock (Preferred H Stock), par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each holder of a depositary share, will be entitled to all proportional rights and preferences of the Preferred H Stock (including dividend, voting, redemption, and liquidation rights). Costs of $16 million related to the issuance of the Preferred H Stock are reported as a direct deduction from the face amount of the stock.
Preferred Series I Stock issued and outstanding
On June 9, 2021, each share of TCF Financial Corporation 5.70% Series C Non-Cumulative Perpetual Preferred Stock, no par value, outstanding immediately prior to the acquisition of TCF Financial Corporation was converted into the right to receive a share of the newly created Huntington 5.70% Series I Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share.
The following table presents the dividends declared for each series of Preferred shares for the years ended December 31, 2021, 2020, and 2019:

(amounts in millions, except per share data)	Cash Dividend Declared Per Share
Preferred Series		Amount ($)
Year Ended December 31, 2021
Series B	$28.69	$(1)
Series C	44.07	(4)
Series D	31.25	(18)
Series E	5,700.00	(29)
Series F	5,625.00	(28)
Series G	4,450.00	(23)
Series H	42.00	(21)
Series I	1,068.75	(7)
		$(131)
Year Ended December 31, 2020
Series B	$35.91	$(1)
Series C	58.76	(6)
Series D	62.50	(37)
Series E	5,700.00	(29)
Series F	3,468.75	(17)
Series G	1,915.97	(10)
		$(100)
Year Ended December 31, 2019
Series B	$51.22	$(2)
Series C	58.76	(6)
Series D	62.50	(37)
Series E	5,700.00	(29)
		$(74)
Change in Common Shares Authorized
During the second quarter of 2021, Huntington amended its charter to increase the number of authorized shares of common stock from 1.5 billion shares to 2.25 billion shares.
Share Repurchases
On July 21, 2021, the Board authorized the repurchase of up to $800 million of common shares within the four quarter period from the third quarter of 2021 through the second quarter of 2022. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During 2021, Huntington repurchased a total of $650 million of common stock, representing 43.1 million common shares, at a weighted average price of $15.07.
2021 Form 10-K 134

Treasury shares
Treasury shares includes shares held for deferred compensation plans, at cost, of $79 million at December 31, 2021 and $59 million at December 31, 2020.
Non-controlling Interest in Subsidiaries
Through the acquisition of TCF, Huntington acquired a joint venture in which Huntington maintains a 55% ownership interest. As Huntington has a controlling financial interest, its financial results are consolidated in Huntington's financial statements and the other party’s 45% ownership interest is reported as a non-controlling interest within equity.
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
The calculation of basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(dollar amounts in millions, except per share data, share count in thousands)	2021	2020	2019
Basic earnings per common share:
Net income attributable to Huntington Bancshares Inc	$1,295	$817	$1,411
Dividends on preferred shares	131	100	74
Impact of preferred stock redemption	11	—	—
Net income available to common shares	$1,153	$717	$1,337
Average common shares issued and outstanding	1,262,435	1,017,117	1,038,840
Basic earnings per common share	$0.91	$0.71	$1.29
Diluted earnings per common share:
Dilutive potential common shares
Stock options and restricted stock units and awards	18,185	10,613	12,994
Shares held in deferred compensation plans	6,113	4,953	4,245
Dilutive potential common shares	24,298	15,566	17,239
Total diluted average common shares issued and outstanding	1,286,733	1,032,683	1,056,079
Diluted earnings per common share	$0.90	$0.69	$1.27
Anti-dilutive awards (1)	2,674	9,760	5,253
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
135 Huntington Bancshares Incorporated

15. NONINTEREST INCOME
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

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Noninterest income
Noninterest income from contracts with customers	$1,113	$884	$939
Noninterest income within the scope of other GAAP topics	776	707	515
Total noninterest income	$1,889	$1,591	$1,454
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 25 - “Segment Reporting”:
2021 Form 10-K 136

	Year Ended December 31, 2021
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$85	$278	$6	$3	$—	$372
Card and payment processing income	19	292	—	—	—	311
Trust and investment management services	3	63	—	166	—	232
Insurance income	7	48	—	49	1	105
Other noninterest income	45	26	3	8	11	93
Net revenue from contracts with customers	$159	$707	$9	$226	$12	$1,113
Noninterest income within the scope of other GAAP topics	364	338	4	1	69	776
Total noninterest income	$523	$1,045	$13	$227	$81	$1,889

	Year Ended December 31, 2020
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$74	$217	$6	$4	$—	$301
Card and payment processing income	15	221	—	—	—	236
Trust and investment management services	5	44	—	140	—	189
Insurance Income	7	43	—	46	1	97
Other noninterest income	22	26	2	11	—	61
Net revenue from contracts with customers	$123	$551	$8	$201	$1	$884
Noninterest income within the scope of other GAAP topics	241	394	1	—	71	707
Total noninterest income	$364	$945	$9	$201	$72	$1,591

	Year Ended December 31, 2019
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$64	$297	$7	$4	$—	$372
Card and payment processing income	15	218	—	—	—	233
Trust and investment management services	4	34	—	139	1	178
Insurance Income	6	34	—	47	1	88
Other noninterest income	24	32	4	6	2	68
Net revenue from contracts with customers	$113	$615	$11	$196	$4	$939
Noninterest income within the scope of other GAAP topics	246	210	1	2	56	515
Total noninterest income	$359	$825	$12	$198	$60	$1,454
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2021 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2021 was determined to be immaterial.
137 Huntington Bancshares Incorporated

16. SHARE-BASED COMPENSATION
Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options, restricted stock awards, restricted stock units, performance share units and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income.
Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2021, Huntington believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit award vesting in 2022.
The following table presents total share-based compensation expense and related tax benefit for the three years ended December 31, 2021, 2020, and 2019:

(dollar amounts in millions)	2021	2020	2019
Share-based compensation expense	$138	$77	$83
Tax benefit	22	13	15
2018 Long-Term Incentive Plan
In 2018, shareholders approved the Huntington Bancshares Incorporated 2018 Long-Term Incentive Plan (the 2018 Plan). In 2021, shareholders approved an amendment and restatement to the 2018 Plan to add an additional 30 million shares to the issuable amount under the plan. Accordingly, the total number of shares authorized under the 2018 Plan is 63 million shares. At December 31, 2021, 31 million shares from the Plan were available for future grants.
In connection with the TCF acquisition, equity awards granted under the TCF equity plans were assumed subject to the same terms and conditions applicable to such awards prior to the date of acquisition.
Stock Options
Stock options, awarded by Huntington, are granted at the closing market price on the date of the grant and vest ratably over four years or when other conditions are met. Options assumed in the TCF acquisition vest ratably over a five-year period. Stock options, which represented a portion of the grant values, have no intrinsic value until the stock price increases. Both options granted by Huntington and options assumed in the TCF acquisition have a contractual term of ten years from the date of grant.
Huntington uses the Black-Scholes option pricing model to value options in determining the share-based compensation expense. Forfeitures are estimated at the date of grant or assumption based on historical rates, and are updated as necessary, and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant or assumption. The expected dividend yield is based on the dividend rate and stock price at the date of the grant or assumption. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option.
The following table presents the weighted average assumptions used in the option pricing model at the grant date for options granted in the three years ended December 31, 2021, 2020, and 2019:

Assumptions	2021	2020	2019
Risk-free interest rate	1.25%	0.48%	2.41%
Expected dividend yield	3.74	6.98	4.36
Expected volatility of Huntington’s common stock	36.8	39.7	22.5
Expected option term (years)	6.5	6.5	6.5
Weighted-average grant date fair value per share	$3.93	$1.49	$1.91
2021 Form 10-K 138

Huntington’s stock option activity and related information for the year ended December 31, 2021, was as follows:

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	14,152	$11.55
Granted	1,883	16.04
Assumed	844	12.02
Exercised	(1,850)	10.36
Forfeited/expired	(563)	11.01
Outstanding at December 31, 2021	14,466	$12.34	6.9	$46
Expected to vest (1)	6,795	$12.23	5.7	$23
Exercisable at December 31, 2021	7,531	$12.43	8.2	$23
(1)The number of options expected to vest reflect an estimate of 140,000 shares expected to be forfeited.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 were $10 million, $6 million and $16 million, respectively. For the years ended December 31, 2021, 2020, and 2019, cash received for the exercises of stock options was $2 million, $1 million and $2 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2 million, $1 million and $3 million in 2021, 2020, and 2019, respectively.
Restricted Stock Awards, Restricted Stock Units and Performance Share Units
Huntington also grants restricted stock units and performance share units and has assumed restricted stock awards and restricted stock units in conjunction with the TCF acquisition. Restricted stock units and performance share units awarded by Huntington are granted at the closing market price on the date of the grant. Restricted stock awards and units are issued at no cost to the recipient. Restricted stock awards and units, awarded by TCF and assumed by Huntington, can be settled only in shares at the end of the vesting period. Restricted stock units granted by Huntington can be settled in stock or cash depending on the award. Restricted stock awards granted by TCF provide the holder with voting rights, but do not provide any cash dividends. Restricted stock units granted by Huntington or those assumed through the TCF acquisition, for the most part, provide either accumulated cash dividends during the vesting period or, accrue a dividend equivalent that is paid upon vesting. Both restricted stock awards and restricted stock units are subject to certain service restrictions. Performance share units, granted by Huntington, are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards and units reflects the closing market price of Huntington’s common stock on the grant or assumption date.
139 Huntington Bancshares Incorporated

The following table summarizes the status of Huntington’s restricted stock awards, restricted stock units, and performance share units as of December 31, 2021, and activity for the year ended December 31, 2021:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	—	$—	16,652	$12.05	3,275	$11.74
Granted	—	—	4,422	15.71	1,405	16.08
Assumed (1)	690	14.54	6,691	14.72	—	—
Vested	(321)	14.63	(7,686)	14.41	(1,340)	14.76
Forfeited	(13)	14.45	(981)	12.72	(214)	11.42
Nonvested at December 31, 2021	356	$14.46	19,098	$12.85	3,126	$12.06
(1) Weighted-average grant date fair value per share represents the fair value per share on the acquisition date.
The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2021, 2020, and 2019 were $15.78, $8.90, and $13.91, respectively. The total fair value of awards vested during the years ended December 31, 2021, 2020, and 2019 was $135 million, $86 million, and $69 million, respectively. As of December 31, 2021, the total unrecognized compensation cost related to nonvested shares was $118 million with a weighted-average expense recognition period of 2.3 years.
17. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013, no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2021.
The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2021 and 2020, and the net periodic benefit cost for the years then ended:

	Pension Benefits
	2021	2020
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.86%	2.50%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.50	3.40
Expected return on plan assets	4.50	5.00
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
2021 Form 10-K 140

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits
(dollar amounts in millions)	2021	2020
Projected benefit obligation at beginning of measurement year	$1,026	$923
Changes due to:
Service cost	3	3
Interest cost	19	26
Benefits paid	(30)	(29)
Settlements	(25)	(19)
Actuarial assumptions and gains (losses)	(37)	122
Total changes	(70)	103
Projected benefit obligation at end of measurement year	$956	$1,026
The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2021 and 2020 measurement dates:

	Pension Benefits
(dollar amounts in millions)	2021	2020
Fair value of plan assets at beginning of measurement year	$1,050	$931
Changes due to:
Actual return on plan assets	15	164
Settlements	(28)	(16)
Benefits paid	(30)	(29)
Total changes	(43)	119
Fair value of plan assets at end of measurement year	$1,007	$1,050
As of December 31, 2021, the difference between the accumulated benefit obligation and the fair value of Plan assets was $51 million and is recorded in other assets.
The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2021, 2020 and 2019:

	Pension Benefits (1)
(dollar amounts in millions)	2021	2020	2019
Service cost	$3	$3	$2
Interest cost	19	26	32
Expected return on plan assets	(40)	(42)	(44)
Amortization of loss	12	9	6
Settlements	8	5	5
Benefit costs	$2	$1	$1
(1)    The pension costs are recognized in other noninterest income in the Consolidated Statements of Income.
141 Huntington Bancshares Incorporated

At December 31, 2021 and 2020, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of cash equivalent, corporate and government fixed income, and equity investments as follows:

	Fair Value
(dollar amounts in millions)	2021		2020
Cash equivalents:
Mutual funds-money market	$45	5%	$20	2%
Fixed income:
Corporate obligations	559	55	522	50
U.S. Government obligations	208	21	208	20
Municipal obligations	5	—	6	—
Collective trust funds	13	1	118	11
Equities:
Common stock	52	5	48	5
Preferred stock	—	—	5	—
Limited liability companies	36	4	39	4
Collective trust funds	30	3	33	3
Limited partnerships	58	6	51	5
Fair value of plan assets	$1,007	100%	$1,050	100%
Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2021, cash equivalent money market funds and U.S. Treasury bills are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Common and preferred stock are valued using the year-end closing price as determined by a national securities exchange and are classified as Level 1. Collective trust funds and limited liability companies are valued at net asset value per unit as a practical expedient, which is calculated based on the fair values of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2021, Plan assets were invested 5% in cash equivalents, 18% in equity investments, and 77% in bonds, with an average duration of 13.7 years on investments. The estimated life of benefit obligations was 12.9 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 20% in equity investments and 80% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time.
At December 31, 2021, the following table shows when benefit payments are expected to be paid:

(dollar amounts in millions)	Pension Benefits
2022	$56
2023	54
2024	52
2025	50
2026	50
2027 through 2030	240
2021 Form 10-K 142

The following tables present the amounts recognized in OCI as of December 31, 2021, 2020, and 2019, and the changes in accumulated OCI for the years ended December 31, 2021, 2020, and 2019:

(dollar amounts in millions)	2021	2020	2019
Net actuarial loss	$(225)	$(253)	$(261)
Prior service cost	—	—	10
Defined benefit pension plans	$(225)	$(253)	$(251)

	2021
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial gain (loss):
Amounts arising during the year	$18	$(4)	$14
Amortization included in net periodic benefit costs	18	(4)	14
Total recognized in OCI	$36	$(8)	$28

	2020
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(7)	$2	$(5)
Amortization included in net periodic benefit costs	17	(4)	13
Prior service cost:
Amounts arising during the year	(11)	3	(8)
Amortization included in net periodic benefit costs	(2)	—	(2)
Total recognized in OCI	$(3)	$1	$(2)

	2019
(dollar amounts in millions)	Pretax	Tax (expense) Benefit	After-tax
Net actuarial (loss) gain:
Amounts arising during the year	$(17)	$5	$(12)
Amortization included in net periodic benefit costs	12	(3)	9
Prior service cost:
Amortization included in net periodic benefit costs	(2)	—	(2)
Total recognized in OCI	$(7)	$2	$(5)
Huntington has a defined contribution plan that is available to eligible employees. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2021, 2020, and 2019 was $70 million, $47 million, and $51 million, respectively.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in millions, share amounts in thousands)	2021	2020
Shares in Huntington common stock	9,526	10,121
Market value of Huntington common stock	$147	$128
Dividends received on shares of Huntington stock	6	6
143 Huntington Bancshares Incorporated

18. INCOME TAXES
The following is a summary of the provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Current tax provision (benefit)
Federal	$356	$236	$209
State	13	12	16
Foreign	1	—	—
Total current tax provision	370	248	225
Deferred tax provision (benefit)
Federal	(104)	(103)	24
State	28	10	(1)
Total deferred tax provision	(76)	(93)	23
Provision for income taxes	$294	$155	$248
The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Provision for income taxes computed at the statutory rate	$334	$204	$348
Increases (decreases):
General business credits	(126)	(99)	(88)
Capital loss	(32)	(25)	(62)
Tax-exempt income	(18)	(17)	(21)
Tax-exempt bank owned life insurance income	(14)	(13)	(14)
Affordable housing investment amortization, net of tax benefits	102	78	70
State income taxes, net	32	17	11
Other	16	10	4
Provision for income taxes	$294	$155	$248
2021 Form 10-K 144

The significant components of deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

	At December 31,
(dollar amounts in millions)	2021	2020
Deferred tax assets:
Allowances for credit losses	$518	$448
Tax credit carryforward	194	—
Net operating and other loss carryforward	143	128
Lease liability	143	54
Purchase accounting and other intangibles	107	30
Fair value adjustments	65	—
Pension and other employee benefits	46	10
Other assets	14	5
Total deferred tax assets	1,230	675
Deferred tax liabilities:
Lease financing	712	409
Operating assets	116	85
Loan origination costs	115	137
Right-of-use asset	113	46
Mortgage servicing rights	84	43
Securities adjustments	40	20
Fair value adjustments	—	55
Other liabilities	14	3
Total deferred tax liabilities	1,194	798
Net deferred tax asset (liability) before valuation allowance	36	(123)
Valuation allowance	(35)	(11)
Net deferred tax asset (liability)	$1	$(134)
At December 31, 2021, Huntington’s net deferred tax asset related to net operating loss and other carryforwards was $337 million. This was comprised of federal net operating loss carryforwards of $61 million, which will begin expiring in 2025, state net operating loss carryforwards of $50 million, which will begin expiring in 2022, a federal capital loss carryforward of $26 million, which will begin expiring in 2025, state capital loss carryforwards of $6 million, which will begin expiring in 2022, and general business credits of $194 million, which will expire in 2041.
The Company has established a valuation allowance on its state deferred tax assets as it believes it is more likely than not, portions will not be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The 2010-2017 tax years remain open as Huntington is currently appealing certain IRS positions related to these years. The 2018-
2020 tax years remain open under the standard statute of limitations. Also, with few exceptions, the Company is no longer subject to state, local and foreign income tax examinations for tax years before 2017.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in millions)	2021	2020
Unrecognized tax benefits at beginning of year	$46	$—
Gross increases for tax positions taken during prior years	47	46
Unrecognized tax benefits at end of year	$93	$46
Due to the complexities of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate of the tax liabilities. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next 12 months.
145 Huntington Bancshares Incorporated

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. The amounts of accrued tax-related interest and penalties were immaterial at December 31, 2021 and 2020. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
At December 31, 2021, retained earnings included approximately $182 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate tax rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $38 million at December 31, 2021.
19. FAIR VALUES OF ASSETS AND LIABILITIES
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2021 and 2020.
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
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington determines the fair value of securities utilizing quoted market prices obtained for identical or similar assets, third-party pricing services, third-party valuation specialists and other observable inputs such as recent trade observations. AFS and trading securities classified as Level 1 use quoted market prices (unadjusted) in active markets for identical securities at the measurement date. Level 1 positions in these portfolios consist of U.S. Treasury securities. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 positions in these portfolio consist of U.S. Government and agency debt securities, agency mortgage backed securities, private-label asset-backed securities, certain municipal securities and other securities. For Level 2 securities Huntington primarily uses prices obtained from third-party pricing services to determine the fair value of securities. Huntington independently evaluates and corroborates the fair value received from pricing services through various methods and techniques, including references to dealer or other market quotes, by reviewing valuations of comparable instruments, and by comparing the prices realized on the sale of similar securities. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. The Level 3 positions predominantly consist of direct purchase municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
2021 Form 10-K 146

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
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables:

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$46	$—	$—	$46
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	4,649	—	—	4,649
Residential MBS	—	15,508	—	—	15,508
Commercial MBS	—	1,865	—	—	1,865
Other agencies	—	248	—	—	248
Municipal securities	—	49	3,477	—	3,526
Private-label CMO	—	86	20	—	106
Asset-backed securities	—	312	70	—	382
Corporate debt	—	2,167	—	—	2,167
Other securities/sovereign debt	—	4	—	—	4
	5	24,888	3,567	—	28,460
Other securities	65	7	—	—	72
Loans held for sale	—	1,270	—	—	1,270
Loans held for investment	—	152	19	—	171
MSRs	—	—	351	—	351
Other assets:
Derivative assets	—	1,055	10	(465)	600
Assets held in trust for deferred compensation plans	156	—	—	—	156
Liabilities
Derivative liabilities	—	737	6	(624)	119
147 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2020
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$62	$—	$—	$62
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,666	—	—	3,666
Residential MBS	—	7,935	—	—	7,935
Commercial MBS	—	1,163	—	—	1,163
Other agencies	—	62	—	—	62
Municipal securities	—	53	2,951	—	3,004
Private-label CMO	—	—	9	—	9
Asset-backed securities	—	182	10	—	192
Corporate debt	—	445	—	—	445
Other securities/sovereign debt	—	4	—	—	4
	5	13,510	2,970	—	16,485
Other securities	59	—	—	—	59
Loans held for sale	—	1,198	—	—	1,198
Loans held for investment	—	71	23	—	94
MSRs	—	—	210	—	210
Other assets:
Derivative assets	—	1,903	43	(889)	1,057
Assets held in trust for deferred compensation plans	73	—	—	—	73
Liabilities
Derivative liabilities	—	1,031	2	(917)	116
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2021 Form 10-K 148

The following tables present a rollforward of the balance sheet amounts measured at fair value on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Year Ended December 31, 2021
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(132)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	27	88	—	—	—	—
Interest and fee income	—	—	(1)	(2)	—	—
Included in OCI	—	—	(46)	—	—	—
Purchases/originations/acquisitions	194	7	1,835	11	115	—
Sales	—	—	(369)	—	—	—
Repayments	—	—	—	—	—	(4)
Settlements	(80)	—	(893)	2	(55)	—
Closing balance	$351	$4	$3,477	$20	$70	$19
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$27	$(41)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$(47)	$—	$—	$—

	Level 3 Fair Value Measurements Year Ended December 31, 2020
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Opening balance	$7	$6	$2,999	$2	$48	$26
Fair value election for serving assets previously measured using the amortized method	205	—	—		—	—
Transfers out of Level 3 (1)	—	(198)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(104)	233	—	—	—	—
Interest and fee income	—	—	(2)	—	—	—
Included in OCI	—	—	65	—	—	—
Purchases/originations	102	—	623	7	28	—
Repayments	—	—	—	—	—	(3)
Settlements	—	—	(734)	—	(66)	—
Closing balance	$210	$41	$2,951	$9	$10	$23
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(104)	$34	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$68	$—	$—	$—
149 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements Year Ended December 31, 2019
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities
Opening balance	$10	$2	$3,165	$—	$—	$30
Transfers out of Level 3 (1)	—	(62)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(3)	66	—	—	—	—
Interest and fee income	—	—	(1)	—	—	1
Included in OCI	—	—	77	—	—	—
Purchases/originations	—	—	254	2	55	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(5)
Settlements	—	—	(496)	—	(7)	—
Closing balance	$7	$6	$2,999	$2	$48	$26
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3)	$3	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$—	$74	$—	$—	$—
(1)     Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
December 31, 2021
Assets
Loans held for sale	$1,270	$1,237	$33	$—	$—	$—
Loans held for investment	171	177	(6)	4	4	—
December 31, 2020
Assets
Loans held for sale	$1,198	$1,134	$64	$2	$2	$—
Loans held for investment	94	99	$(5)	7	8	(1)

The following table presents the net (losses) gains from fair value changes:

	Net (losses) gains from fair value changes Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Assets
Loans held for sale (1)	$(31)	$38	$7
Loans held for investment	(1)	1	1
(1)The net (losses) gains from fair value changes are included in Mortgage banking income on the Consolidated Statements of Income.
2021 Form 10-K 150

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
The amounts measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in millions)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) Year Ended
December 31, 2021
Collateral-dependent loans	$39	$—	$—	$39	$(4)
December 31, 2020
Collateral-dependent loans	144	—	—	144	(43)
Loans held for sale	124	—	—	124	(63)
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
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
			At December 31, 2021(1)				At December 31, 2020(1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	8%	-	23%	12%	8%	-	24%	17%
		Spread over forward interest rate swap rates	3%	-	11%	5%	4%	-	11%	5%
Derivative assets	Consensus Pricing	Net market price	(4)%	-	8%	1%	(4)%	-	11%	3%
		Estimated pull through %	6%	-	100%	92%	1%	-	100%	88%
Municipal securities	Discounted cash flow	Discount rate	—%	-	2%	1%	—%	-	1%	1%
Asset-backed securities		Cumulative default	—%	-	64%	5%	—%	-	39%	4%
		Loss given default	5%	-	80%	23%	5%	-	80%	25%
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
151 Huntington Bancshares Incorporated

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
2021 Form 10-K 152

Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
December 31, 2021
Financial Assets
Cash and short-term assets	$5,914	$—	$—	$5,914	$5,914
Trading account securities	—	—	46	46	46
Available-for-sale securities	—	—	28,460	28,460	28,460
Held-to-maturity securities	12,447	—	—	12,447	12,489
Other securities	576	—	72	648	648
Loans held for sale	—	406	1,270	1,676	1,621
Net loans and leases (1)	109,719	—	171	109,890	110,342
Derivative assets	—	—	600	600	600
Assets held in trust for deferred compensation plans	—	—	156	156	156
Financial Liabilities
Deposits	143,263	—	—	143,263	143,574
Short-term borrowings	334	—	—	334	334
Long-term debt	7,108	—	—	7,108	7,319
Derivative liabilities	—	—	119	119	119
December 31, 2020
Financial Assets
Cash and short-term assets	$6,712	$—	$—	$6,712	$6,712
Trading account securities	—	—	62	62	62
Available-for-sale securities	—	—	16,485	16,485	16,485
Held-to-maturity securities	8,861	—	—	8,861	9,255
Other securities	359	—	59	418	418
Loans held for sale	—	77	1,198	1,275	1,275
Net loans and leases (1)	79,700	—	94	79,794	80,477
Derivative assets	—	—	1,057	1,057	1,057
Assets held in trust for deferred compensation plans	—	—	73	73	73
Financial Liabilities
Deposits	98,948	—	—	98,948	99,021
Short-term borrowings	183	—	—	183	183
Long-term debt	8,352	—	—	8,352	8,568
Derivative liabilities	—	—	116	116	116
(1)Includes collateral-dependent loans.

153 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for estimated fair values:

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
December 31, 2021
Financial Assets
Trading account securities	$—	$46	$—		$46
Available-for-sale securities	5	24,888	3,567		28,460
Held-to-maturity securities	—	12,489	—		12,489
Other securities (2)	65	7	—		72
Loans held for sale	—	1,270	351		1,621
Net loans and leases	—	152	110,190		110,342
Derivative assets	—	1,055	10	(465)	600
Financial Liabilities
Deposits	—	139,047	4,527		143,574
Short-term borrowings	—	334	—		334
Long-term debt	—	6,441	878		7,319
Derivative liabilities	—	737	6	(624)	119
December 31, 2020
Financial Assets
Trading account securities	$—	$62	$—		$62
Available-for-sale securities	5	13,510	2,970		16,485
Held-to-maturity securities	—	9,255	—		9,255
Other securities (2)	59	—	—		59
Loans held for sale	—	1,198	77		1,275
Net loans and leases	—	71	80,406		80,477
Derivative assets	—	1,903	43	(889)	1,057
Financial Liabilities
Deposits	—	96,656	2,365		99,021
Short-term borrowings	—	183	—		183
Long-term debt	—	7,999	569		8,568
Derivative liabilities	—	1,031	2	(917)	116
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
2021 Form 10-K 154

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
The following table presents the fair values and notional values of all derivative instruments included in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	December 31, 2021			December 31, 2020
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$21,306	$258	$32	$27,056	$719	$51
Foreign exchange contracts	210	1	—	—	—	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	45,286	587	498	44,495	1,074	828
Foreign exchange contracts	3,524	29	31	2,718	46	47
Commodities contracts	1,077	178	177	1,952	107	103
Equity contracts	685	12	5	517	—	4
Total Contracts	$72,088	$1,065	$743	$76,738	$1,946	$1,033
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Consolidated Income Statement for the years ended December 31, 2021, 2020 and 2019.

	Location of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
(dollar amounts in millions)		2021	2020	2019
Interest rate contracts:
Customer	Capital markets fees	$50	$47	$49
Mortgage banking	Mortgage banking income	(26)	52	37
Interest rate floors	Interest and fee income on loans and leases	(8)	(2)	4
Interest rate caps	Interest expense on long-term debt	89	5	—
Foreign exchange contracts	Capital markets fees	32	27	28
Commodities contracts	Capital markets fees	3	4	(2)
Equity contracts	Other noninterest expense	(8)	(4)	(4)
Total		$132	$129	$112
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
155 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments:

	December 31, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$8,228	$—	$—	$8,228
Loans	—	11,150	271	11,421
Long-term debt	1,928	—	—	1,928
Total notional value at December 31, 2021	$10,156	$11,150	$271	$21,577

	December 31, 2020
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$3,484	$—	$—	$3,484
Loans	—	17,375	1,271	18,646
Long-term debt	6,197	—	5,000	11,197
Total notional value at December 31, 2020	$9,681	$17,375	$6,271	$33,327
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of floors and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase (decrease) to net interest income of $337 million, $239 million, and $(53) million for the years ended December 31, 2021, 2020, and 2019, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $7.4 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on the Consolidated Statements of Financial Condition. Huntington has also designated $869 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$108	$6	$—
Change in fair value of hedged investment securities (1)	(114)	3	—
Change in fair value of interest rate swaps hedging long-term debt (2)	(184)	113	127
Change in fair value of hedged long term debt (2)	187	(118)	(125)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Consolidated Statements of Income.
(2)Recognized in Interest expense - long-term debt in the Consolidated Statements of Income.
2021 Form 10-K 156

As of December 31, 2021 and 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
	At December 31,		At December 31,
(dollar amounts in millions)	2021	2020	2021	2020
Assets
Investment securities (1)	$17,150	$6,637	$(117)	$3
Liabilities
Long-term debt (2)	1,981	6,383	45	232
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $16.2 billion, the cumulative basis adjustments associated with these hedging relationships was $(101) million, and the amounts of the designated hedged items were $7.4 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $17 million at December 31, 2021 and $(62) million at December 31, 2020.
Cash Flow Hedges
At December 31, 2021, Huntington had $11.2 billion of interest rate floors and swaps. These are designated as cash flow hedges for variable rate commercial loans indexed to LIBOR. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At December 31, 2021, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $24 million.
Net Investment Hedges
Huntington has entered into forward foreign exchange contracts to hedge the value of the Company’s investments in non-U.S. dollar functional currency entities. The total notional amount of forward foreign exchange contracts at December 31, 2021 was $210 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed of locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives was $15 million and $26 million at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 and December 31, 2020, Huntington had commitments to sell residential real estate loans of $2.1 billion and $2.9 billion, respectively. These contracts mature in less than one year.

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
157 Huntington Bancshares Incorporated

The notional value of the derivative financial instruments, the corresponding net asset (liability) position recognized in other assets and/or other liabilities, and net trading (losses) gains related to MSR hedging activity is summarized in the following table:

MSR hedging activity		At December 31,
(dollar amounts in millions)		2021	2020
Notional value		$1,330	$1,170
Trading assets		19	43

	Year December 31,
(dollar amounts in millions)	2021	2020	2019
Trading (losses) gains	$(26)	$52	$30
MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Trading (losses) gains are included in mortgage banking income in the Consolidated Statement of Income.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2021 and December 31, 2020, were $51 million and $70 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $45 billion and $37 billion at December 31, 2021 and December 31, 2020, respectively. Huntington’s credit risk from customer derivatives was $551 million and $882 million at the same dates, respectively.
Financial assets and liabilities that are offset in the Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 19 - “Fair Values of Assets and Liabilities”.
Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Additionally, collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with three primary groups: central clearinghouses, broker-dealers and banks, and Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.
Huntington enters into collateral and master netting agreements with central clearinghouses and broker-dealers. Collateral is typically exchanged daily based on the net fair value of the positions with the counterparty from the preceding day. Collateral representing initial margin, which is based on future potential exposure, is also required to be pledged by us in relation to derivative instruments with central clearinghouse counterparties. Huntington additionally enters into transactions with customers to meet their financing, investing, payment and risk management needs. Huntington enters into master netting agreements with customer counterparties, however collateral is generally not exchanged with customer counterparties.
2021 Form 10-K 158

In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $44 million and $175 million at December 31, 2021 and December 31, 2020, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At December 31, 2021, Huntington pledged $135 million of investment securities and cash collateral to counterparties, while other counterparties pledged $467 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020:

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
December 31, 2021	$1,065	$(465)	$600	$(65)	$(31)	$504
December 31, 2020	1,946	(889)	1,057	(112)	(142)	803

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
December 31, 2021	$743	$(624)	$119	$(3)	$(116)	$—
December 31, 2020	1,033	(917)	116	(9)	(105)	2
21. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary of, the VIE at December 31, 2021, and 2020:

	December 31, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,652	$949	$1,652
Trust Preferred Securities	14	248	—
Other Investments	484	146	484
Total	$2,150	$1,343	$2,136

	December 31, 2020
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$956	$500	$956
Trust Preferred Securities	14	252	—
Other Investments	308	72	308
Total	$1,278	$824	$1,264
159 Huntington Bancshares Incorporated

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
A list of trust-preferred securities outstanding at December 31, 2021 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.91%	(2)	$70	$7
Huntington Capital II	0.83	(3)	32	3
Sky Financial Capital Trust III	1.61	(4)	72	2
Sky Financial Capital Trust IV	1.61	(4)	74	2
Total			$248	$14
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at December 31, 2021, based on three-month LIBOR + 0.70%.
(3)Variable effective rate at December 31, 2021, based on three-month LIBOR + 0.625%.
(4)Variable effective rate at December 31, 2021, based on three-month LIBOR + 1.40%.

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
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in other assets. Investments that do not meet the requirements of the proportional amortization method are accounted for using the equity method. Investment losses are included in Other noninterest income in the Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2021 and 2020.

(dollar amounts in millions)	December 31, 2021	December 31, 2020
Affordable housing tax credit investments	$2,376	$1,568
Less: amortization	(724)	(612)
Net affordable housing tax credit investments	$1,652	$956
Unfunded commitments	$949	$500
2021 Form 10-K 160

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Tax credits and other tax benefits recognized	$144	$113	$98
Proportional amortization expense included in provision for income taxes	126	97	84
There were no sales of affordable housing tax credit investments during the years ended December 31, 2021 and 2020, and 2019. There was no impairment recognized for the years ended December 31, 2021 and 2020, and 2019.
Other Investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
22. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2021, and December 31, 2020 were as follows:

	At December 31,
(dollar amounts in millions)	2021	2020
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$27,933	$20,701
Consumer	18,513	14,808
Commercial real estate	3,042	1,313
Standby letters of credit and guarantees on industrial revenue bonds	694	581
Commercial letters of credit	36	21
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
Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $7 million and $5 million at December 31, 2021 and December 31, 2020, respectively.
Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
161 Huntington Bancshares Incorporated

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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at December 31, 2021 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
23. OTHER REGULATORY MATTERS
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
2021 Form 10-K 162

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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules Huntington and the Bank must also maintain the required stress capital buffer, which has been established as 2.5% for Huntington, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The stress capital buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios.
As of December 31, 2021, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable stress capital buffer. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios.

		Minimum	Minimum		Basel III
		Regulatory	Ratio+Capital	Well-	December 31,
		Capital	Conservation	Capitalized	2021		2020
(dollar amounts in millions)		Ratios	Buffer (1)	Minimums	Ratio	Amount	Ratio	Amount

CET 1 risk-based capital	Consolidated	4.50%	7.00%	N/A	9.33%	$12,249	10.00%	$8,887
	Bank	4.50	7.00	6.50%	10.15	13,261	10.65	9,438
Tier 1 risk-based capital	Consolidated	6.00	8.50	6.00	10.99	14,426	12.47	11,083
	Bank	6.00	8.50	8.00	11.06	14,445	11.97	10,601
Total risk-based capital	Consolidated	8.00	10.50	10.00	13.14	17,246	14.46	12,856
	Bank	8.00	10.50	10.00	12.58	16,427	13.58	12,032
Tier 1 leverage	Consolidated	4.00	N/A	N/A	8.56	14,426	9.32	9,854
	Bank	4.00	N/A	5.00	8.60	14,445	8.94	10,601
(1)     Reflects the stress capital buffer of 2.5%.
Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the FRB. During 2021 and 2020, the average balances of these deposits were $7.2 billion and $3.9 billion, respectively.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2021, the Bank could lend $1.6 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends and/or return of capital to the parent company is subject to various legal and regulatory limitations. During 2021, the Bank paid dividends of $1.4 billion to the parent company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions.
163 Huntington Bancshares Incorporated

24. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in millions)	2021	2020
Assets
Cash and due from banks	$2,832	$4,466
Due from The Huntington National Bank	297	297
Due from non-bank subsidiaries	35	37
Investment in The Huntington National Bank	19,297	12,509
Investment in non-bank subsidiaries	217	147
Accrued interest receivable and other assets	544	429
Total assets	$23,222	$17,885
Liabilities and shareholders’ equity
Long-term borrowings	$3,111	$4,142
Dividends payable, accrued expenses, and other liabilities	815	750
Total liabilities	3,926	4,892
Shareholders’ equity (1)	19,296	12,993
Total liabilities and shareholders’ equity	$23,222	$17,885
(1)See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Income
Dividends from:
The Huntington National Bank	$1,394	$1,527	$685
Non-bank subsidiaries	19	36	3
Interest from:
The Huntington National Bank	3	4	8
Non-bank subsidiaries	1	1	2
Other	—	11	2
Total income	1,417	1,579	700
Expense
Personnel costs	6	17	6
Interest on borrowings	60	115	143
Other	230	123	145
Total expense	296	255	294
Income before income taxes and equity in undistributed net income of subsidiaries	1,121	1,324	406
Provision (benefit) for income taxes	(56)	(46)	(63)
Income before equity in undistributed net income of subsidiaries	1,177	1,370	469
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	97	(547)	908
Non-bank subsidiaries	21	(6)	34
Net income	$1,295	$817	$1,411
Other comprehensive income (loss) (1)	(421)	448	353
Comprehensive income	$874	$1,265	$1,764
(1)See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.
2021 Form 10-K 164

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2021	2020	2019
Operating activities
Net income	$1,295	$817	$1,411
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(118)	553	(942)
Depreciation and amortization	23	—	(2)
Other, net	(217)	89	(19)
Net cash (used for) provided by operating activities	983	1,459	448
Investing activities
Repayments from subsidiaries	8	8	701
Advances to subsidiaries	(59)	(256)	(11)
(Purchases)/Proceeds from sale of securities	(28)	(1)	(38)
Net cash received from business combination	248	—	—
Net cash (used for) provided by investing activities	169	(249)	652
Financing activities
Net proceeds from issuance of medium-term notes	513	747	797
Payment of long-term debt	(1,508)	(800)	—
Dividends paid on common and preferred stock	(888)	(698)	(671)
Repurchases of common stock	(650)	(92)	(441)
Net proceeds from issuance of preferred stock	486	988	—
Payment to repurchase preferred stock	(700)	—	—
Other, net	(39)	(8)	(18)
Net cash provided by (used for) financing activities	(2,786)	137	(333)
Increase (decrease) in cash and cash equivalents	(1,634)	1,347	767
Cash and cash equivalents at beginning of year	4,466	3,119	2,352
Cash and cash equivalents at end of year	$2,832	$4,466	$3,119
Supplemental disclosure:
Interest paid	$71	$113	$135
25. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Commercial Banking, Consumer and Business Banking, Vehicle Finance, Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
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
165 Huntington Bancshares Incorporated

The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. Huntington utilizes a full-allocation methodology, where all Treasury / Other expenses, except reported acquisition-related net expenses, if any, and a small amount of other residual unallocated expenses, are allocated to the four business segments.
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
Commercial Banking - Through a relationship banking model, the Commercial Banking segment provides a comprehensive set of product offerings and capabilities to middle market, large corporate, specialized industries and government/public sector customers located within our geographic footprint, as well as nationally. The segment is divided into five business units: Regional Commercial Banking, Specialty Banking, Asset Finance, Treasury Management and Capital Markets.
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
2021 Form 10-K 166

Listed in the table below is certain operating basis financial information reconciled to Huntington’s December 31, 2021, December 31, 2020, and December 31, 2019, reported results by business segment:

Income Statements (dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
2021
Net interest income	$1,284	$1,667	$468	$159	$524	$4,102
Provision for credit losses	4	91	(86)	16	—	25
Noninterest income	523	1,045	13	227	81	1,889
Noninterest expense	791	2,231	163	300	890	4,375
Provision (benefit) for income taxes	212	82	85	15	(100)	294
Income attributable to non-controlling interest	2	—	—	—	—	2
Net income attributable to Huntington Bancshares Inc	$798	$308	$319	$55	$(185)	$1,295
2020
Net interest income	$903	$1,436	$430	$160	$295	$3,224
Provision for credit losses	626	265	146	11	—	1,048
Noninterest income	364	945	9	201	72	1,591
Noninterest expense	542	1,774	141	243	95	2,795
Provision for income taxes	21	72	32	22	8	155
Net income	$78	$270	$120	$85	$264	$817
2019
Net interest income	$1,037	$1,766	$397	$198	$(185)	$3,213
Provision for credit losses	132	114	44	(3)	—	287
Noninterest income	359	825	12	198	60	1,454
Noninterest expense	564	1,673	148	256	80	2,721
Provision (benefit) for income taxes	147	169	45	30	(143)	248
Net income (loss)	$553	$635	$172	$113	$(62)	$1,411

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2021	2020	2021	2020
Commercial Banking	57,071	36,311	31,845	24,766
Consumer & Business Banking	$39,929	$30,758	$95,352	$60,910
Vehicle Finance	20,752	19,789	1,401	722
RBHPCG	8,325	7,064	10,162	7,635
Treasury / Other	47,987	29,116	4,503	4,915
Total	$174,064	$123,038	$143,263	$98,948

167 Huntington Bancshares Incorporated

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
Huntington completed the integration and conversion of TCF financial systems in the fourth quarter of 2021. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2022 Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2021 fiscal year. Portions of our 2022 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Our Executive Officers, Family Relationships, Delinquent Section 16(a) Reports, Codes of Ethics, Recommendations for Directorship, and Board Committee Information of our 2022 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers and Compensation of Directors of our 2022 Proxy Statement, which is incorporated by reference into this item.

2021 Form 10-K 168

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2021.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2)(3) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5) (c)
Equity compensation plans approved by security holders	32,574,357	$5.19	30,912,793
Equity compensation plans not approved by security holders	—	—	—
Total	32,574,357	$5.19	30,912,793

(1)     All equity compensation plan authorizations for shares of common stock provide for the number of shares to be adjusted for stock splits, stock dividends, and other changes in capitalization. The Huntington 401(k) Plan, a broad-based plan qualified under Internal Revenue Code Section 401(a) which includes Huntington common stock as one of a number of investment options available to participants, is excluded from the table.
(2)     The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of RSAs, RSUs, and PSUs, and the release of DSUs.
(3)     As of December 31, 2021, an additional 4,471,184 common shares, at a weighted-average exercise price of $2.12, are to be issued upon exercise or vesting under the TCF Incentive Plan which was assumed in the acquisition of TCF, is no longer active, and for which Huntington has not reserved the right to make subsequent grants or awards.
(4)    The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSAs, RSUs and PSUs and unreleased DSUs as these awards do not have an exercise price.
(5)     The number of shares in this column (c) reflects the number of shares remaining available for future issuance under Huntington’s 2018 Plan, excluding shares reflected in column (a). The number of shares in this column (c) does not include shares of common stock to be issued under the following compensation plans: the Executive Deferred Compensation Plan, which provides senior officers designated by the Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 90% of long-term incentive awards; the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares; the Deferred Compensation for Huntington Bancshares Incorporated Directors under which directors may defer their director compensation and such amounts may be invested in shares of common stock; and the Deferred Compensation Plan for directors (now inactive) under which directors of selected subsidiaries may defer their director compensation and such amounts may be invested in shares of Huntington common stock. These plans do not contain a limit on the number of shares that may be issued under them.
The information related to item 403 of regulation S-K is set forth under the caption Ownership of Voting Stock of our 2022 Proxy Statement, which is incorporated by reference into this item.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Review, Approval, or Ratification of Transactions with Related Persons and Independence of Directors of our 2022 Proxy Statement, which are incorporated by reference into this item.
169 Huntington Bancshares Incorporated

Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption Audit Matters of our 2022 Proxy Statement which is incorporated by reference into this item.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of December 13, 2020, by and between Huntington Bancshares Incorporated and TCF Financial Corporation	Current Report on Form 8-K dated December 17, 2020.	001-34073	2.1
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
4.2	Description of Securities
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.3	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.4	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.5	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.6	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.7	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.8	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
10.9	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.10	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
171 Huntington Bancshares Incorporated

10.11	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2
10.12	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.13	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.14	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.15	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.16	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.17	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.18	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.19	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.20	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.21	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.22	*Huntington Bancshares Incorporated Amended and Restated 2018 Long-Term Incentive Plan.
10.23	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.24	*Form of 2018 Restricted Stock Unit Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.3
10.25	*Executive Deferred Compensation Plan, through January 18, 2022.
10.26	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018.	001-34073	10.40
10.27	Transition Agreement dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough	Current Report on Form 8-K, dated May 13, 2019.	001-34073	10.1
10.28	*Second Amendment to Huntington Supplemental 401(k) Plan dated October 22, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.1
10.29	*First Amendment to The Huntington National Bank Supplemental Retirement Income Plan dated October 23, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.2
10.30	*Management Incentive Plan effective for Plan Years Beginning On or After January 1, 2020.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-34073	10.1
10.31	*Letter Agreement dated December 13, 2020, by and between Huntington Bancshares Incorporated and Gary Torgow.
10.32	*Letter Agreement dated February 2, 2021, by and between Huntington Bancshares Incorporated and Michael Jones.
10.33	*Letter Agreement dated February 4, 2021, by and between Huntington Bancshares Incorporated and Thomas C. Shafer.
10.34	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(d)
10.35	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(e)
10.36	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(i)
10.37	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(j)
10.38	*Amended and Restated TCF Financial 2015 Omnibus Incentive Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2018.	001-10253	10(a)
10.39	*Stock Incentive Plan of 2019.	TCF Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.	001-39009	A
10.40	*TCF 401K Supplemental Plan, as amended and restated effective January 1, 2020.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(qq)
2021 Form 10-K 172

10.41	*TCF Employees Omnibus Deferred Compensation Plan, as restated effective April 15, 2019.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(rr)
10.42	*Rabbi Trust Agreement for TCF Employees Omnibus Deferred Compensation Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(ss)
14.1(P)	Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 31, 2022 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 20, 2015, are available on our website at http://www.huntington.com/About-Us/corporate-governance
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2021, formatted in Inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Denotes management contract or compensatory plan or arrangement.

173 Huntington Bancshares Incorporated

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2022.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Zachary Wasserman
	Stephen D. Steinour		Zachary Wasserman
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 2022.

Lizabeth Ardisana *
Lizabeth Ardisana
Director

Alanna Y. Cotton *
Alanna Y. Cotton
Director

Ann B. Crane *
Ann B. Crane
Director

Robert S. Cubbin *
Robert S. Cubbin
Director

Steven G. Elliott *
Steven G. Elliott
Director

Gina D. France *
Gina D. France
Director

2021 Form 10-K 174

J. Michael Hochschwender *
J. Michael Hochschwender
Director

Richard H. King *
Richard H. King
Director

Katherine M. A. Kline *
Katherine M. A. Kline
Director

Barbara L. McQuade *
Barbara L. McQuade
Director

Richard W. Neu *
Richard W. Neu
Director

Kenneth J. Phelan *
Kenneth J. Phelan
Director

David L. Porteous *
David L. Porteous
Director

Roger J. Sit *
Roger J. Sit
Director

Gary Torgow *
Gary Torgow
Director

Jeffrey L. Tate *
Jeffrey L. Tate
Director

*/s/ Jana J. Litsey
Jana J. Litsey
Attorney-in-fact for each of the persons indicated
175 Huntington Bancshares Incorporated