Form 10-Q
period 2022-03-31
HUNTINGTON BANCSHARES INC /MD/
filed 2022-04-29
CIK 49196

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
There were 1,439,174,659 shares of the registrant’s common stock ($0.01 par value) outstanding on March 31, 2022.

Table of Content
HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Table of Content
Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
EAD	Exposure at Default
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
2022 1Q Form 10-Q 3

Table of Content

OCI	Other Comprehensive Income
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
PPP	Paycheck Protection Program
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCF	TCF Financial Corporation
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UPB	Unpaid Principal Balance
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, equipment financing, inventory finance, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. At March 31, 2022, our 1,030 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2021 Annual Report on Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2021 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
On June 9, 2021, Huntington closed the acquisition of TCF Financial Corporation. Historical periods prior to June 9, 2021 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all post-acquisition activity. See Note 3 “Acquisition of TCF Financial Corporation” of the Notes to Unaudited Condensed Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K for further information.
On March 1, 2022, Huntington announced the signing of a definitive agreement to acquire Capstone Partners, a top tier middle market investment bank and advisory firm. The transaction is expected to close late in the second quarter of 2022, subject to receipt of required regulatory approval and satisfaction of customary closing conditions.
Summary of 2022 First Quarter Results Compared to 2021 First Quarter
For the quarter, we reported net income of $460 million, or $0.29 per diluted common share, compared with $532 million, or $0.48 per diluted common share, in the year-ago quarter. The 2022 first quarter reported net income benefited from the TCF acquisition and organic growth, while the year-ago quarter was favorably impacted by the provision for credit losses benefit and the mark-to-market of interest rate caps.
Net interest income was $1.1 billion, up $174 million, or 18% from the year-ago quarter. FTE net interest income increased $176 million, or 18%, from the year-ago quarter. The increase in FTE net interest income reflected the benefit from a $48.3 billion, or 42%, increase in average earning assets, partially offset by a 60 basis point decrease in the FTE net interest margin to 2.88%. Average earning asset growth included a $30.9 billion, or 38%, increase in average loans and leases and a $16.5 billion, or 63% increase in average securities. The year-over-year decrease in NIM was driven by the 2021 first quarter benefit of a $144 million mark-to-market adjustment on interest rate caps and a $34 million decrease in accelerated PPP loan fees recognized upon forgiveness payments, partially offset by an increase in securities yields and the 2022 first quarter benefit of $19 million of net interest income from purchase accounting accretion.
2022 1Q Form 10-Q 5

Table of Content
The provision for credit losses increased $85 million from the year-ago quarter to $25 million in the 2022 first quarter. The ACL increased $368 million from the year-ago quarter to $2.1 billion, or 1.87%, of total loans and leases, compared to $1.7 billion, or 2.17% of total loans and leases, primarily due to the acquisition of TCF and organic loan and lease growth. The decrease in ACL as a percentage of total loans and leases reflected the overall continued general improvement in economic conditions, however both inflationary and geopolitical risks remain. NCOs decreased $45 million from the year-ago-quarter to $19 million. Total NCOs represented an annualized 0.07% of average loans and leases in the current quarter, down from 0.32% in the year-ago quarter.
Noninterest income was $499 million, an increase of $104 million, or 26%, and noninterest expense increased $260 million, or 33%, from the year-ago quarter. The increases in both noninterest income and noninterest expense were primarily impacted by the acquisition of TCF.
The tangible common equity to tangible assets ratio was 6.28% at March 31, 2022, down 60 basis points from December 31, 2021, primarily due to a decrease in tangible common equity related to higher interest rates causing a decrease in accumulated other comprehensive income. Common Equity Tier 1 (CET1) risk-based capital ratio was 9.22%, down from 9.33% from December 31, 2021. The regulatory Tier 1 risk-based capital ratio was 10.84% compared to 10.99% at December 31, 2021. The decrease in regulatory capital ratios was primarily driven by growth in risk-weighted assets.
During the 2022 first quarter, considering the pending acquisition of Capstone Partners and growth in the loan and lease portfolio, Huntington repurchased no shares of common stock under the current repurchase authorization. In July of 2021, our Board authorized the repurchase of up to $800 million of common shares which began the third quarter of 2021 and goes through the second quarter of 2022. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. As of March 31, 2022, Huntington has completed $650 million of the share repurchase authorization.
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
The COVID-19 pandemic has caused unprecedented disruption that has affected daily living and has negatively impacted the economy. As further discussed in “Discussion of Results of Operations,” the volatility in the markets and economic uncertainty caused by the pandemic continue to have impact.
Huntington reacted quickly to the changes required by the pandemic as a result of the commitment and flexibility of our colleagues coupled with well-prepared business continuity plans. We continue to make progress towards our new operating model and have begun to welcome more of our colleagues back to the office as part of our Coming Back Together plan. We offer Workplace Flex to help employees achieve work/life harmony in support of the business. We achieve this with flexible work arrangements, parental leave, and other health, wellness and financial benefits and services that assist employees and their families. We continue to monitor the impact of the virus and evolving government guidelines.
6 Huntington Bancshares Incorporated

Table of Content
Throughout the pandemic, we have worked with our customers to originate and renew business loans as well as originate loans made available through the SBA PPP, a lending program established as part of the relief to American consumers and businesses in the CARES Act. During the 2022 first quarter, we continued to work with our customers who received PPP loan forgiveness, though we have not had any new originations. Through March 2022, $10.1 billion of the PPP loans have been forgiven by the SBA of the original $11.4 billion of PPP loans originated by both Huntington and TCF prior to acquisition. As of March 31, 2022, we have outstanding PPP loan balances of $645 million, net of forgiveness and customer payments, with balances continuing to decline.
Economy
Growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, have contributed to rising inflation. In response, the FRB has begun raising interest rates and signaled that it will continue to raise rates, taper its purchase of mortgage and other bonds and reduce the size of the balance sheet over time. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.
We delivered positive results this quarter, driven by continued execution of strategic initiatives and loan and lease growth. Additionally, we saw net interest income expansion, deposit growth and demonstrated disciplined expense management with continued reductions in noninterest expense. Credit continues to perform well in keeping with our aggregate moderate-to-low risk profile through-the-cycle. Through our disciplined and proactive approach, we believe Huntington is well positioned to manage through the uncertainty in the macroeconomic environment. We continue to look forward with optimism and remain focused on delivering profitable growth.
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
2022 1Q Form 10-Q 7

Table of Content

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	March 31,	March 31,	Change
(amounts in millions, except per share data)	2022	2021	Amount	Percent
Interest income	$1,195	$869	$326	38%
Interest expense	49	(103)	152	(148)
Net interest income	1,146	972	174	18
Provision for credit losses	25	(60)	85	(142)
Net interest income after provision for credit losses	1,121	1,032	89	9
Service charges on deposit accounts	97	69	28	41
Card and payment processing income	86	65	21	32
Mortgage banking income	49	100	(51)	(51)
Trust and investment management services	65	52	13	25
Capital markets fees	42	29	13	45
Insurance income	31	27	4	15
Leasing revenue	35	4	31	NM
Bank owned life insurance income	17	16	1	6
Gain on sale of loans	28	3	25	NM
Other noninterest income	49	30	19	63
Total noninterest income	499	395	104	26
Personnel costs	580	468	112	24
Outside data processing and other services	165	115	50	43
Net occupancy	64	42	22	52
Equipment	81	46	35	76
Professional services	19	17	2	12
Marketing	21	14	7	50
Deposit and other insurance expense	18	8	10	125
Amortization of intangibles	14	10	4	40
Lease financing equipment depreciation	14	—	14	NM
Other noninterest expense	77	73	4	5
Total noninterest expense	1,053	793	260	33
Income before income taxes	567	634	(67)	(11)
Provision for income taxes	105	102	3	3
Income after income taxes	462	532	(70)	(13)
Income attributable to non-controlling interest	2	—	2	NM
Net income attributable to Huntington Bancshares Inc	460	532	(72)	(14)
Dividends on preferred shares	28	31	(3)	(10)
Net income applicable to common shares	$432	$501	$(69)	(14)
Average common shares—basic	1,438	1,018	420	41
Average common shares—diluted	1,464	1,041	423	41
Net income per common share—basic	$0.30	$0.49	$(0.19)	(39)
Net income per common share—diluted	0.29	0.48	(0.19)	(40)
Return on average total assets	1.05%	1.76%
Return on average common shareholders’ equity	10.4	18.7
Return on average tangible common shareholders’ equity (1)	15.8	23.7
Net interest margin (2)	2.88	3.48
Efficiency ratio (3)	62.9	57.0
Effective tax rate	18.5	16.1
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,146	$972	$174	18
FTE adjustment	8	6	2	33
Net interest income, FTE (non-GAAP) (2)	1,154	978	176	18
Noninterest income	499	395	104	26
Total revenue, FTE (non-GAAP) (2)	$1,653	$1,373	$280	20
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

Table of Content
Net Interest Income / Average Balance Sheet
The following tables detail the change in our average balance sheet and the net interest margin:

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Average Balances
	Three Months Ended		Change
	March 31,	March 31,	1Q22 vs. 1Q21
(dollar amounts in millions)	2022	2021	Amount	Percent
Assets:
Interest-bearing deposits in Federal Reserve Bank	$7,195	$6,065	$1,130	19%
Interest-bearing deposits in banks	174	177	(3)	(2)
Securities:
Trading account securities	46	52	(6)	(12)
Available-for-sale securities:
Taxable	24,205	14,827	9,378	63
Tax-exempt	2,886	2,650	236	9
Total available-for-sale securities	27,091	17,477	9,614	55
Held-to-maturity securities—taxable	14,556	8,269	6,287	76
Other securities	967	412	555	135
Total securities	42,660	26,210	16,450	63
Loans held for sale	1,243	1,392	(149)	(11)
Loans and leases: (1)
Commercial:
Commercial and industrial	41,397	32,153	9,244	29
Commercial real estate:
Commercial	13,186	6,122	7,064	115
Construction	1,877	1,053	824	78
Commercial real estate	15,063	7,175	7,888	110
Lease financing	4,912	2,199	2,713	123
Total commercial	61,372	41,527	19,845	48
Consumer:
Residential mortgage	19,505	12,094	7,411	61
Automobile	13,463	12,665	798	6
Home equity	10,414	8,809	1,605	18
RV and marine	5,103	4,193	910	22
Other consumer	1,285	973	312	32
Total consumer	49,770	38,734	11,036	28
Total loans and leases	111,142	80,261	30,881	38
Allowance for loan and lease losses	(2,047)	(1,809)	(238)	(13)
Net loans and leases	109,095	78,452	30,643	39
Total earning assets	162,414	114,105	48,309	42
Cash and due from banks	1,648	1,080	568	53
Goodwill and other intangible assets	5,584	2,176	3,408	157
All other assets	10,013	7,443	2,570	35
Total assets	$177,612	$122,995	$54,617	44%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$40,634	$26,812	$13,822	52%
Money market deposits	32,672	26,247	6,425	24
Savings and other domestic deposits	21,316	12,277	9,039	74
Core certificates of deposit (2)	2,560	1,384	1,176	85
Other domestic deposits of $250,000 or more	316	115	201	175
Negotiable CDs, brokered and other deposits	3,453	3,355	98	3
Total interest-bearing deposits	100,951	70,190	30,761	44
Short-term borrowings	4,728	208	4,520	NM
Long-term debt	6,914	7,766	(852)	(11)
Total interest-bearing liabilities	112,593	78,164	34,429	44
Demand deposits—noninterest-bearing	41,966	29,095	12,871	44
All other liabilities	3,964	2,412	1,552	64
Total Huntington Bancshares Inc shareholders’ equity	19,064	13,324	5,740	43
Non-controlling interest	25	—	25	100
Total equity	19,089	13,324	5,765	43
Total liabilities and shareholders’ equity	$177,612	$122,995	$54,617	44%
(1)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(2)Includes consumer certificates of deposit of $250,000 or more.
2022 1Q Form 10-Q 9

Table of Content

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
	Average Yield Rates (1)
	Three Months Ended
	March 31,	March 31,
Fully-taxable equivalent basis (2)	2022	2021
Assets:
Interest-bearing deposits in Federal Reserve Bank	0.17%	0.10%
Interest-bearing deposits in banks	0.15	0.08
Securities:
Trading account securities	3.39	3.64
Available-for-sale securities:
Taxable	1.49	1.32
Tax-exempt	3.00	2.52
Total available-for-sale securities	1.65	1.50
Held-to-maturity securities—taxable	1.81	2.02
Other securities	1.88	1.66
Total securities	1.72	1.67
Loans held for sale	3.15	2.64
Loans and leases: (3)
Commercial:
Commercial and industrial	3.79	3.91
Commercial real estate:
Commercial	2.94	2.64
Construction	3.52	3.41
Commercial real estate	3.01	2.75
Lease financing	4.93	5.18
Total commercial	3.69	3.78
Consumer:
Residential mortgage	2.99	3.13
Automobile	3.38	3.71
Home equity	3.99	3.71
RV and marine	4.15	4.30
Other consumer	8.96	11.17
Total consumer	3.57	3.78
Total loans and leases	3.64	3.78
Total earning assets	3.00	3.11
Liabilities:
Interest-bearing deposits:
Demand deposits—interest-bearing	0.03	0.04
Money market deposits	0.05	0.06
Savings and other domestic deposits	0.02	0.04
Core certificates of deposit (4)	0.14	0.51
Other domestic deposits of $250,000 or more	0.08	0.22
Negotiable CDs, brokered and other deposits	0.17	0.18
Total interest-bearing deposits	0.04	0.06
Short-term borrowings	0.57	0.19
Long-term debt (5)	1.83	(5.88)
Total interest-bearing liabilities	0.18	(0.53)

Net interest rate spread	2.82	3.64
Impact of noninterest-bearing funds on margin	0.06	(0.16)
Net interest margin	2.88%	3.48%
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
(5)    Reflects the favorable impact of the mark-to-market of interest rate caps of $144 million, or 741 bps, for 1Q 2021. There was no impact for 1Q 2022.
10 Huntington Bancshares Incorporated

Table of Content
2022 First Quarter versus 2021 First Quarter
Net interest income for the 2022 first quarter increased $174 million, or 18%, from the 2021 first quarter. FTE net interest income, a non-GAAP financial measure, for the 2022 first quarter increased $176 million, or 18%, from the 2021 first quarter. The increase in FTE net interest income reflects the benefit of a $48.3 billion, or 42%, increase in average total earning assets, partially offset by a 60 basis point decrease in the FTE net interest margin to 2.88%. The increase in average total earning assets included a $30.9 billion, or 38%, increase in average total loans and leases and a $16.5 billion, or 63%, increase in average securities. Average balances across earning asset categories for the 2022 first quarter reflect the late second-quarter 2021 TCF acquisition in addition to organic growth. The increase in average securities additionally reflected the purchase of securities to deploy excess liquidity and manage liquidity position.
The NIM compression was driven by the 2021 first quarter benefit of a $144 million mark-to-market adjustment on interest rate caps and a $34 million decrease in accelerated PPP loan fees recognized upon forgiveness payments from the SBA, partially offset by an increase in securities yields and the 2022 first quarter benefit of $19 million of net interest income from purchase accounting accretion.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the credit allowance at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio and unfunded lending commitments.
The provision for credit losses for the 2022 first quarter was $25 million, an increase of $85 million, compared to the 2021 first quarter. The 2022 first quarter provision for credit losses is comprised of $7 million of provision for loan and lease losses, $14 million of provision for unfunded lending commitments and $4 million of provision for securities. The 2021 first quarter provision for credit losses is comprised of $47 million of provision benefit for loan and lease losses and $13 million of provision benefit for unfunded commitments. The ACL increased $368 million from the year-ago quarter to $2.1 billion, or 1.87%, of total loans and leases, compared to $1.7 billion, or 2.17% of total loans and leases, primarily due to the acquisition of TCF and additional organic loan and lease growth. The decrease in ACL as a percentage of total loans and leases primarily reflected the overall continued general improvement in economic conditions, however both inflationary and geopolitical risks remain.
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 3 - Noninterest Income
	Three Months Ended		1Q22 vs. 1Q21
	March 31,	March 31,	Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Service charges on deposit accounts	$97	$69	$28	41%
Card and payment processing income	86	65	21	32
Mortgage banking income	49	100	(51)	(51)
Trust and investment management services	65	52	13	25
Capital markets fees	42	29	13	45
Insurance income	31	27	4	15
Leasing revenue	35	4	31	NM
Bank owned life insurance income	17	16	1	6
Gain on sale of loans	28	3	25	NM
Other noninterest income	49	30	19	63
Total noninterest income	$499	$395	$104	26%

2022 1Q Form 10-Q 11

Table of Content
2022 First Quarter versus 2021 First Quarter
Noninterest income for the 2022 first quarter was $499 million, an increase of $104 million, or 26%, from the year-ago quarter. Noninterest income for the 2022 first quarter was impacted by the June 2021 acquisition of TCF. Gain on sale of loans increased $25 million, primarily due to resuming the sale of SBA loans in the 2022 first quarter. Other noninterest income increased $19 million, or 63%, primarily reflecting purchase accounting accretion from acquired unfunded lending commitments and increased amortization of upfront card-related contract renewal fees, partially offset by decreased mezzanine investment income. Trust and investment management services increased $13 million, or 25%, reflecting continued strong sales, positive equity market performance, and the TCF acquisition. Capital markets fees increased $13 million, or 45%, primarily reflecting higher interest rate derivative fees, foreign exchange fees and loan syndication. All other increases were primarily a result of the impact of the TCF acquisition. Partially offsetting these increases, mortgage banking income decreased $51 million, or 51%, primarily reflecting lower secondary marketing spreads and salable originations.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 4 - Noninterest Expense
	Three Months Ended		1Q22 vs. 1Q21
	March 31,	March 31,	Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Personnel costs	$580	$468	$112	24%
Outside data processing and other services	165	115	50	43
Net occupancy	64	42	22	52
Equipment	81	46	35	76
Professional services	19	17	2	12
Marketing	21	14	7	50
Deposit and other insurance expense	18	8	10	125
Amortization of intangibles	14	10	4	40
Lease financing equipment depreciation	14	—	14	NM
Other noninterest expense	77	73	4	5
Total noninterest expense	$1,053	$793	$260	33%
Number of employees (average full-time equivalent)	19,722	15,449	4,273	28%
Impacts of acquisition-related expenses:

	Three Months Ended
	March 31,	March 31,
(dollar amounts in millions)	2022	2021
Personnel costs	$5	$—
Outside data processing and other services	25	8
Net occupancy	10	3
Equipment	2	1
Professional services	2	8
Other noninterest expense	2	1
Total noninterest expense adjustments	$46	$21
12 Huntington Bancshares Incorporated

Table of Content
2022 First Quarter versus 2021 First Quarter
Noninterest expense for the 2022 first quarter was $1.1 billion, an increase of $260 million, or 33%, from the year-ago quarter, primarily reflecting the impact of the TCF acquisition including a $25 million increase in acquisition-related expenses. Personnel costs increased $112 million, or 24%, primarily reflecting a 28% increase in average full-time equivalent employees as a result of the TCF acquisition. Outside data processing and other services increased $50 million, or 43%, reflecting acquisition-related expenses and technology related expenses. Equipment expense increased $35 million, or 76%, reflecting acquisition-related expenses and timing of technology equipment purchases and amortization. All other increases were primarily a result of the impact of the TCF acquisition.
Provision for Income Taxes
The provision for income taxes in the 2022 first quarter was $105 million, compared to $102 million in the 2021 first quarter. Both periods included the benefits from general business credits, capital losses, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rates for the 2022 first quarter and 2021 first quarter were 18.5% and 16.1%, respectively. The variance between the 2022 first quarter compared to the 2021 first quarter provision for income taxes and effective tax rates relates primarily to higher state tax expense and nondeductible items. The net federal deferred tax asset was $242 million and the net state deferred tax asset was $33 million at March 31, 2022.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The 2010 and 2011 tax years remain under exam by the IRS. While the statute of limitations remains open for tax years 2012 through 2020, the IRS has advised that tax years 2012 through 2014 will not be audited and is currently examining the 2015 and 2016 federal income tax returns. Also, with few exceptions, we are no longer subject to state and local income tax examinations for tax years before 2017.
RISK MANAGEMENT AND CAPITAL
We use a multi-faceted approach to risk governance. It begins with our Board of Directors defining our risk appetite as aggregate moderate-to-low, through-the-cycle. Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. Controls include, among others, effective segregation of duties, access management, and authorization and reconciliation procedures, as well as staff education and a disciplined assessment process.
We believe that our primary risk exposures are credit, market, liquidity, operational and compliance. More information on risk can be found in Item 1A Risk Factors below, the Risk Factors section included in Item 1A of our 2021 Annual Report on Form 10-K and subsequent filings with the SEC. The MD&A included in our 2021 Annual Report on Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2021 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2021 Annual Report on Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 3 “Investment Securities and Other Securities” of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, and floors, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
2022 1Q Form 10-Q 13

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
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2021 Annual Report on Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 5 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	March 31, 2022		December 31, 2021
Commercial:
Commercial and industrial	$42,236	37%	$41,688	37%
Commercial real estate:
Commercial	13,381	12	13,090	12
Construction	2,010	2	1,871	2
Commercial real estate	15,391	14	14,961	14
Lease financing	4,978	4	5,000	4
Total commercial	62,605	55	61,649	55
Consumer:
Residential mortgage	19,942	18	19,256	17
Automobile	13,480	12	13,434	12
Home equity	10,343	9	10,550	9
RV and marine	5,191	5	5,058	5
Other consumer	1,256	1	1,320	2
Total consumer	50,212	45	49,618	45
Total loans and leases	$112,817	100%	$111,267	100%
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
Commercial Credit
Refer to the “Commercial Credit” section of our 2021 Annual Report on Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2021 Annual Report on Form 10-K for our consumer credit underwriting and on-going credit management processes.
14 Huntington Bancshares Incorporated

Table of Content
The table below provides our total loan and lease portfolio by industry type.

Table 6 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	March 31, 2022		December 31, 2021
Commercial loans and leases:
Real estate and rental and leasing	$14,452	13%	$14,287	13%
Retail trade (1)	7,587	7	6,709	6
Manufacturing	7,376	6	7,401	7
Finance and insurance	4,848	4	4,595	4
Health care and social assistance	4,521	4	4,733	4
Wholesale Trade	4,399	4	4,067	4
Accommodation and food services	3,558	3	3,778	3
Transportation and warehousing	3,112	3	3,096	3
Other services	2,084	2	2,119	2
Professional, scientific, and technical services	1,923	2	1,975	2
Construction	1,803	2	1,980	2
Arts, entertainment, and recreation	1,446	1	1,495	1
Admin./Support/Waste Mgmt. and Remediation Services	1,260	1	1,285	1
Information	1,005	1	870	1
Utilities	917	1	932	1
Public administration	709	1	713	1
Educational services	603	—	657	—
Agriculture, forestry, fishing and hunting	447	—	453	—
Mining, quarrying, and oil and gas extraction	337	—	358	—
Management of companies and enterprises	123	—	130	—
Unclassified/other	95	—	16	—
Total commercial loans and leases by industry category	62,605	55	61,649	55
Residential mortgage	19,942	18	19,256	17
Automobile	13,480	12	13,434	12
Home equity	10,343	9	10,550	9
RV and marine	5,191	5	5,058	5
Other consumer loans	1,256	1	1,320	2
Total loans and leases	$112,817	100%	$111,267	100%
(1)    Amounts include $1.7 billion and $1.5 billion of auto dealer services loans at March 31, 2022 and December 31, 2021, respectively.
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
Credit quality performance in the 2022 first quarter reflected NCOs of $19 million, or 0.07% of average total loans and leases, annualized, a decrease of $45 million, compared to $64 million, or 0.32%, in the year-ago quarter. The decrease was driven by a $59 million reduction in Commercial NCOs resulting in net recoveries of $10 million in 2022 first quarter, partially offset by a $14 million increase in Consumer NCOs. NPAs decreased from the prior year end by $42 million, or 6%, largely driven by a decrease in commercial and industrial NALs.
2022 1Q Form 10-Q 15

Table of Content
NPAs and NALs
(This section should be read in conjunction with Note 4 “Loans / Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2021 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $475 million of commercial related NALs at March 31, 2022, $324 million, or 68%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail.

Table 7 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Nonaccrual loans and leases (NALs):
Commercial and industrial	$323	$370
Commercial real estate	114	104
Lease financing	38	48
Residential mortgage	117	111
Automobile	4	3
Home equity	84	79
RV and marine	2	1
Total nonaccrual loans and leases	682	716
Other real estate, net:
Residential	10	8
Commercial	1	1
Total other real estate, net	11	9
Other NPAs (1)	15	25
Total nonperforming assets	$708	$750

Nonaccrual loans and leases as a % of total loans and leases	0.60%	0.64%
NPA ratio (2)	0.63	0.67
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
We use statistically-based models that employ assumptions about current and future economic conditions throughout the contractual life of the loan. The process of estimating expected credit losses is based on three key parameters: PD, EAD, and LGD. Beyond the reasonable and supportable period (two to three years), the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenario.

16 Huntington Bancshares Incorporated

Table of Content
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the appropriate committee governance channels described below. These macroeconomic scenarios contain certain variables that are influential to our modeling process, the most significant being unemployment rates and GDP. The probability weights assigned to each scenario are generally expected to be consistent from period to period and determined through our ACL process. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the macroeconomic scenarios. Lifetime losses for most of our loans and leases are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
The baseline scenario used for the 2022 first quarter assumes that the worst of the economic disruption from the pandemic has passed, with the expectation that subsequent waves of the virus will not carry the same level of economic disruption experienced to date.
The table below is intended to show how the forecasted path of unemployment rate and GDP has changed since the end of 2021:

Table 8 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2021	2022		2023
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2021	4.5%	3.7%	3.5%	3.5%	3.5%
1Q 2022	N/A	3.7	3.4	3.4	3.4

Gross Domestic Product (1)
4Q 2021	6.6%	3.6%	2.5%	2.9%	2.8%
1Q 2022	N/A	6.1	2.5	2.9	2.9

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including those related to geopolitical instability, risks of rising inflation, and the COVID-19 pandemic, and considered multiple macroeconomic forecasts that reflected a range of possible outcomes in order to address such uncertainty. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact the unprecedented levels of government fiscal and monetary actions and the related inflationary pressures will have on the economy remains uncertain.
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve (collectively assessed) will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2022 ACL included a general reserve that consists of various risk profile components, including profiles related to the potential economic impacts of geopolitical instability and the commercial real estate portfolio, to capture uncertainty not addressed within the quantitative transaction reserve.
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
2022 1Q Form 10-Q 17

Table of Content
The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (See Note 1 “Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K.)
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. For more information, including the ALLL and AULC activity by portfolio segment, refer to Note 5 “Allowance for Credit Losses” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
The table below reflects the allocation of our ALLL among our various loan categories and the reported ACL:

Table 9 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	March 31, 2022		December 31, 2021
ALLL
Commercial
Commercial and industrial	$937	37%	$832	37%
Commercial real estate	521	14	586	14
Lease financing	56	4	44	4
Total commercial	1,514	55	1,462	55
Consumer
Residential mortgage	139	18	145	17
Automobile	101	12	108	12
Home equity	60	9	88	9
RV and marine	96	5	105	5
Other consumer	108	1	122	2
Total consumer	504	45	568	45
Total ALLL	2,018	100%	2,030	100%
AULC	91		77
Total ACL	$2,109		$2,107
Total ALLL as a % of
Total loans and leases		1.79%		1.82%
Nonaccrual loans and leases		296		284
NPAs		285		271
Total ACL as % of
Total loans and leases		1.87%		1.89%
Nonaccrual loans and leases		309		294
NPAs		298		281
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At March 31, 2022, the ACL was $2.1 billion, or 1.87% of total loans and leases, compared to $2.1 billion, or 1.89%, at December 31, 2021. The decrease in ACL as a percentage of total loans and leases reflects the overall continued general improvement in economic conditions, however both inflationary and geopolitical risks remain.

18 Huntington Bancshares Incorporated

Table of Content
NCOs

Table 10 - Quarterly Net Charge-off Analysis
	Three Months Ended
	March 31,	March 31,
(dollar amounts in millions)	2022	2021
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$(23)	$28
Commercial real estate	8	(3)
Lease financing	5	24
Total commercial	(10)	49
Consumer:
Residential mortgage	—	—
Automobile	—	2
Home equity	(1)	—
RV and marine	3	3
Other consumer	27	10
Total consumer	29	15
Total net charge-offs	$19	$64

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	(0.22)%	0.35%
Commercial real estate	0.22	(0.15)
Lease financing	0.40	4.32
Total commercial	(0.06)	0.47
Consumer:
Residential mortgage	—	0.01
Automobile	0.01	0.05
Home equity	(0.03)	0.02
RV and marine	0.20	0.29
Other consumer	8.46	3.99
Total consumer	0.23	0.16
Net charge-offs as a % of average loans	0.07%	0.32%
2022 First Quarter versus 2021 First Quarter
NCOs were an annualized 0.07% of average loans and leases in the current quarter, down from 0.32% in the 2021 first quarter. NCOs for the commercial portfolios showed improvement, with annualized net recoveries of 0.06% in the current quarter compared to annualized net charge-offs of 0.47% in the year-ago quarter. Consumer charge-offs were higher in the quarter, compared to the year-ago quarter.

2022 1Q Form 10-Q 19

Table of Content
Market Risk
(This section should be read in conjunction with the “Market Risk” section appearing in Huntington’s 2021 Annual Report on Form 10-K for our on-going market risk management processes.)
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
In measuring the financial risks associated with interest rate sensitivity in our balance sheet, we compare a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward reflects the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios which are immediate parallel rate shifts, and “ramp” scenarios where the parallel shift is applied gradually over the first 12 months of the forecast on a pro rata basis. In both shock and ramp scenarios with falling rates, we presume that market rates will not go below 0%. The scenarios are inclusive of all executed interest rate risk hedging activities. Forward starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.
We use two approaches to model interest rate risk: Net interest income at risk (NII at risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).

Table 11 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
March 31, 2022	-1.8	3.1	6.0
December 31, 2021	-2.4	4.6	8.9
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual “ramp” +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next twelve months, as well as an immediate parallel “shock” scenario of -25 basis points.
The NII at Risk shows that the balance sheet is asset sensitive at both March 31, 2022, and December 31, 2021. The change in sensitivity is primarily driven by changes in market interest rate expectations, and the size and mix of the balance sheet.

Table 12 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
March 31, 2022	0.5	-3.6	-8.8
December 31, 2021	-0.1	-1.5	-5.6
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel “shock” scenarios.
As of March 31, 2022, EVE at risk sensitivities have increased since December 31, 2021. The change in sensitivity from December 31, 2021 was driven primarily by changes in the spot market rate curve extending the duration of the securities portfolio and shortening the duration of liabilities.
20 Huntington Bancshares Incorporated

Table of Content
We have LIBOR-based exposure in the form of variable rate loans, derivatives, Series B preferred stock, long term debt and other securities and financial arrangements. To address the discontinuance of LIBOR in its current form, we established a LIBOR transition team and project plan under the oversight of the CRO and CFO, providing periodic updates to the ROC. As of December 31, 2021, Huntington ceased issuance of new LIBOR loans. Contract remediation efforts coordinated by the LIBOR transition team are scheduled for completion by June 2023. Source systems have been updated to support alternative reference rates. At this time alternative reference rates are predominantly SOFR based. As such, we have developed a SOFR-enabled interest rate risk monitoring framework and a strategy for managing interest rate risk during the transition from LIBOR to SOFR. We continue to monitor market developments and legislative and regulatory updates.
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
2022 1Q Form 10-Q 21

Table of Content
The following tables present additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at March 31, 2022 and December 31, 2021.

Table 13 - Weighted-Average Maturity, Receive Rate and SOFR/LIBOR Reset Rate on Asset Liability Management Instruments
	March 31, 2022
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$10,775	1.63	$(171)	1.38%	0.31%
Receive Fixed - Pay SOFR (1)	2,150	2.94	(47)	1.93	—
Pay Fixed - Receive 1 month LIBOR (2)	1,615	8.58	136	1.08	0.42
Pay Fixed - Receive SOFR	326	7.67	16	1.44	0.05
Pay Fixed - Receive 1 month LIBOR - forward starting (3)	6,500	3.72	344	0.90	—
Pay Fixed - Receive SOFR - forward starting (3)	1,040	4.00	30	1.57	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	2.60	(8)	2.01	0.34
Receive Fixed - Pay SOFR (1)	1,850	3.44	(35)	1.72	—
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (4)	230	3.41	—	0.33	0.28
Pay Fed Fund - Receive SOFR (economic hedges) (4)	41	0.73	—	0.27	0.33
Total swap portfolio (5)	$25,957		$265

	December 31, 2021
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$10,775	1.88	$58	1.38%	0.11%
Pay Fixed - Receive 1 month LIBOR (2)	1,625	8.83	34	1.08	0.10
Pay Fixed - Receive SOFR	67	7.98	—	1.32	—
Receive Fixed - Pay 1 month LIBOR - forward starting (3)	6,500	3.97	78	0.90	—
Pay Fixed - Receive SOFR - forward starting (6)	36	7.32	—	1.29	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,928	2.16	54	2.13	0.10
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (4)	230	3.66	—	0.08	0.06
Pay Fed Fund - Receive SOFR (economic hedges) (4)	41	0.98	—	0.05	0.08
Total swap portfolio	$21,202		$224

	December 31, 2021
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$375	0.06	$2	1.93%	0.10%
Total floors portfolio	$375		$2
(1)SOFR based swaps compound on a daily-basis.
(2)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method.
(3)Forward starting swaps effective starting from April 2022 to February 2023.
(4)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(5)LIBOR swap instruments that remain outstanding in July 2023 will transition to a SOFR-based rate.
(6)Forward starting swaps effective starting from January 2022 to February 2023.

22 Huntington Bancshares Incorporated

Table of Content

MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At March 31, 2022, we had a total of $416 million of capitalized MSRs representing the right to service $31.6 billion in mortgage loans.
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
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section appearing in Huntington’s 2021 Annual Report on Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 98% of total deposits at March 31, 2022. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $11.9 billion as of March 31, 2022.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At March 31, 2022, these core deposits funded 81% of total assets (127% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $20 million and $29 million at March 31, 2022 and December 31, 2021, respectively.
2022 1Q Form 10-Q 23

Table of Content
The following table reflects deposit composition detail.

Table 14 - Deposit Composition
	March 31,		December 31,
(dollar amounts in millions)	2022		2021
By Type:
Demand deposits—noninterest-bearing	$43,824	29%	$43,236	30%
Demand deposits—interest-bearing	42,099	29	39,837	28
Money market deposits	33,444	23	32,522	23
Savings and other domestic deposits	21,716	15	21,088	15
Core certificates of deposit (1)	2,358	2	2,740	2
Total core deposits:	143,441	98	139,423	98
Other domestic deposits of $250,000 or more	274	—	359	—
Negotiable CDs, brokered and other deposits	3,250	2	3,481	2
Total deposits	$146,965	100%	$143,263	100%
Total core deposits:
Commercial	$64,013	45%	$61,521	44%
Consumer	79,428	55	77,902	56
Total core deposits	$143,441	100%	$139,423	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $85.4 billion at March 31, 2022.
At March 31, 2022, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements, and to support borrowing capacity totaled $30.3 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at March 31, 2022.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding for both the Bank and parent company totaled $10.7 billion at March 31, 2022, compared to $11.3 billion at December 31, 2021. The decrease from year-end is primarily due to a decrease in long-term debt.
At March 31, 2022, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had $2.8 billion at both March 31, 2022 and December 31, 2021 in cash and cash equivalents.
24 Huntington Bancshares Incorporated

Table of Content
On April 20, 2022, the Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on July 1, 2022, to shareholders of record on June 17, 2022. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $223 million per quarter. Additionally, on April 20, 2022, the Board of Directors declared a quarterly Series B, Series E, Series F, Series G and Series H Preferred Stock dividend payable on July 15, 2022 to shareholders of record on July 1, 2022. On March 30, 2022, the Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on June 1, 2022 to shareholders of record on May 15, 2022. Total cash demands required for Series B, Series E, Series F, Series G, Series H and Series I are expected to be approximately $28 million per quarter.
During the first three months of 2022, the Bank paid preferred and common dividends to the parent company of $11 million and $394 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities.
At March 31, 2022, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
2022 1Q Form 10-Q 25

Table of Content
To govern operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and our Audit Committee, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board, as appropriate.
The goal of this framework is to implement effective operational risk-monitoring; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
Compliance Risk
Financial institutions are subject to many laws, rules, and regulations at both the federal and state levels. These broad-based laws, rules, and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. The volume and complexity of recent regulatory changes have increased our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Additionally, colleagues engaged in lending activities receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and/or other courses related to the extension of credit. We hold ourselves to a high standard for adherence to compliance management and seek to continuously enhance our performance.
Capital
Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
26 Huntington Bancshares Incorporated

Table of Content
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 15 - Regulatory Capital Data (1)
(dollar amounts in millions)		March 31, 2022	December 31, 2021
Total risk-weighted assets	Consolidated	$134,493	$131,266
	Bank	133,779	130,597
CET 1 risk-based capital	Consolidated	12,397	12,249
	Bank	13,298	13,261
Tier 1 risk-based capital	Consolidated	14,574	14,426
	Bank	14,491	14,445
Tier 2 risk-based capital	Consolidated	2,949	2,821
	Bank	2,156	1,982
Total risk-based capital	Consolidated	17,523	17,246
	Bank	16,647	16,427
CET 1 risk-based capital ratio	Consolidated	9.22%	9.33%
	Bank	9.94	10.15
Tier 1 risk-based capital ratio	Consolidated	10.84	10.99
	Bank	10.83	11.06
Total risk-based capital ratio	Consolidated	13.03	13.14
	Bank	12.44	12.58
Tier 1 leverage ratio	Consolidated	8.43	8.56
	Bank	8.41	8.60
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of March 31, 2022, we have phased in 25% of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.
At March 31, 2022, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The decrease in regulatory capital ratios was primarily driven by growth in risk-weighted assets.
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
Shareholders’ equity totaled $18.5 billion at March 31, 2022, a decrease of $845 million or 4% when compared with December 31, 2021. The decrease was primarily driven by higher interest rates causing a decrease in accumulated other comprehensive income.
Huntington’s SCB requirement is 2.5%, which is the minimum under the SCB framework. Huntington is authorized to make capital distributions that are consistent with the requirements in the FRB’s capital rule, inclusive of the SCB requirement.
Dividends
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital positions us to take advantage of additional capital management opportunities.
2022 1Q Form 10-Q 27

Table of Content
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
In July of 2021, our Board authorized the repurchase of up to $800 million of common shares which began the third quarter of 2021 and goes through the second quarter of 2022. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the 2022 first quarter, considering the pending acquisition of Capstone Partners and growth in the loan and lease portfolio, Huntington repurchased no shares of common stock under the current repurchase authorization. As of March 31, 2022, Huntington has completed $650 million of the share repurchase authorization.
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
Funds Transfer Pricing (FTP)
We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing modeled duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities).
28 Huntington Bancshares Incorporated

Table of Content
Net Income (Loss) by Business Segment
Net income (loss) by business segment for the three-month periods ending March 31, 2022 and March 31, 2021 is presented in the following table:

Table 16 - Net Income (Loss) by Business Segment
	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Commercial Banking	$140	$118
Consumer and Business Banking	181	111
Vehicle Finance	67	76
RBHPCG	19	25
Treasury / Other	53	202
Net income	$460	$532

Commercial Banking

Table 17 - Key Performance Indicators for Commercial Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$418	$199	$219	110%
Provision for credit losses	131	5	126	NM
Noninterest income	141	88	53	60
Noninterest expense	248	133	115	86
Provision for income taxes	38	31	7	23
Income attributable to non-controlling interest	2	—	2	100
Net income	$140	$118	$22	19%
Number of employees (average full-time equivalent)	2,026	1,271	755	59%
Total average assets	$56,989	$35,918	$21,071	59
Total average loans/leases	49,515	26,694	22,821	85
Total average deposits	33,355	25,100	8,255	33
Net interest margin	3.24%	2.78%	0.46%	17
NCOs	$(11)	$46	$(57)	(124)
NCOs as a % of average loans and leases	(0.09)%	0.68%	(0.77)%	(113)

2022 First Three Months versus 2021 First Three Months
Commercial Banking reported net income of $140 million in the three-month period of 2022, compared to $118 million in the year-ago period. Segment net interest income increased $219 million, or 110%, primarily due to an increase in average loans and leases reflecting the impact of the TCF acquisition, and a 46 basis point increase in net interest margin driven by an increase in loan spread inclusive of purchase accounting accretion. The provision for credit losses increased $126 million, driven by an increase in loan and lease growth, partially offset by overall continued general improvement in economic conditions, noting that both inflationary and geopolitical risks remain. Noninterest income increased $53 million, or 60%, reflecting the impact of the TCF acquisition in addition to an increase in commitment and other loan fees including higher interest rate derivative fees, foreign exchange fees and loan syndication, partially offset by decreased mezzanine investment income. Noninterest expense increased $115 million, or 86%, primarily reflecting the impact of the TCF acquisition, largely driven by higher personnel expense reflecting an increase in the number of FTE employees, allocated overhead and operating lease expense.
2022 1Q Form 10-Q 29

Table of Content

Consumer and Business Banking

Table 18 - Key Performance Indicators for Consumer and Business Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$459	$337	$122	36%
Provision for credit losses	(109)	(36)	(73)	(203)
Noninterest income	272	236	36	15
Noninterest expense	612	469	143	30
Provision for income taxes	47	29	18	62
Net income	$181	$111	$70	63%
Number of employees (average full-time equivalent)	9,600	7,808	1,792	23%
Total average assets	$38,730	$30,718	$8,012	26
Total average loans/leases	32,134	27,069	5,065	19
Total average deposits	94,464	62,333	32,131	52
Net interest margin	1.95%	2.16%	(0.21)%	(10)
NCOs	$29	$14	$15	107
NCOs as a % of average loans and leases	0.36%	0.21%	0.15%	71

2022 First Three Months versus 2021 First Three Months

Consumer and Business Banking, including Home Lending, reported net income of $181 million in the three-month period of 2022, an increase of $70 million, or 63%, compared to the year-ago period. Segment net interest income increased $122 million, or 36%, primarily due to the impact of the TCF acquisition, partially offset by a 21 basis point decrease in net interest margin driven by a decline in loan margin due to a decrease in accelerated PPP loan fees recognized upon forgiveness payments from the SBA. The provision for credit losses decreased $73 million, to a provision for credit losses benefit of $109 million, primarily due to continued general improvement in economic conditions, noting that both inflationary and geopolitical risks remain, partially offset by an increase in loan growth. Noninterest income increased $36 million, or 15%, reflecting the impact of the TCF acquisition, primarily due to higher interchange income and service charges on deposit accounts, partially offset by decreased mortgage banking income reflecting lower secondary marketing spreads and lower salable originations. Noninterest expense increased $143 million, or 30%, primarily reflecting the impact of the TCF acquisition largely driven by higher personnel expense reflecting an increase in the number of FTE employees and allocated overhead.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $87 million in the three-month period of 2022, compared with net income of $24 million in the year-ago period. Net interest income improved $48 million, primarily due to the impact of the TCF acquisition, reduction in prepayment activity and increased retention. The provision for credit losses decreased $83 million, primarily due to continued general improvement in economic conditions. Noninterest income decreased $44 million, driven primarily by lower secondary marketing spreads and lower salable originations.
30 Huntington Bancshares Incorporated

Table of Content

Vehicle Finance

Table 19 - Key Performance Indicators for Vehicle Finance
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$120	$107	$13	12%
Provision for credit losses	(7)	(22)	15	68
Noninterest income	3	3	—	—
Noninterest expense	45	35	10	29
Provision for income taxes	18	21	(3)	(14)
Net income	$67	$76	$(9)	(12)%
Number of employees (average full-time equivalent)	270	254	16	6%
Total average assets	$20,932	$19,468	$1,464	8
Total average loans/leases	21,155	19,735	1,420	7
Total average deposits	1,289	768	521	68
Net interest margin	2.29%	2.20%	0.09%	4
NCOs	$2	$5	$(3)	(60)
NCOs as a % of average loans and leases	0.04%	0.10%	(0.06)%	(60)
2022 First Three Months versus 2021 First Three Months

Vehicle Finance reported net income of $67 million in the three-month period of 2022, a decrease of $9 million, compared to the year-ago period. Segment net interest income increased $13 million, or 12%, primarily due to a 9 basis point increase in the net interest margin coupled with a $1.4 billion increase in average loans and leases. The provision for credit losses increased $15 million, or 68%, primarily due to a slower pace of reserve release than the year-ago period, mostly driven by uncertainties surrounding inflation and geopolitical risks. Noninterest income was relatively unchanged from the year-ago period. Noninterest expense increased $10 million, or 29%, largely attributable to higher production related costs and geographic expansion.

Regional Banking and The Huntington Private Client Group

Table 20 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$49	$34	$15	44%
Provision for credit losses	10	(7)	17	NM
Noninterest income	66	53	13	25
Noninterest expense	81	62	19	31
Provision for income taxes	5	7	(2)	(29)
Net income	$19	$25	$(6)	(24)%
Number of employees (average full-time equivalent)	1,113	998	115	12%
Total average assets	$8,482	$6,815	$1,667	24
Total average loans/leases	8,178	6,568	1,610	25
Total average deposits	9,520	7,059	2,461	35
Net interest margin	2.03%	1.92%	0.11%	6
Total assets under management (in billions)—eop	$24.2	$20.7	$3.5	17
Total trust assets (in billions)—eop	134.6	136.0	(1.4)	(1)
eop - End of Period
2022 1Q Form 10-Q 31

Table of Content
2022 First Three Months versus 2021 First Three Months

RBHPCG reported net income of $19 million for the first three-month period of 2022, a decrease of $6 million, or 24%, compared to the year-ago period. Segment net interest income increased $15 million, or 44%, due to a 11 basis point increase in net interest margin, largely driven by higher benefit in deposit spreads. Average loans and leases increased $1.6 billion, or 25%, due to growth in both commercial and residential real estate mortgages, and the impact of the TCF acquisition. Average deposits increased $2.5 billion, or 35%, primarily related to higher customer liquidity levels, and impact of the acquired TCF deposit portfolio. The provision for credit losses increased $17 million, largely due to loan growth. Noninterest income increased $13 million, or 25%, reflecting higher sales production, overall market performance, and the impact of the TCF acquisition. Total assets under management increased 17% due to positive net asset flows, equity markets, and the impact of the TCF acquisition. Noninterest expense increased $19 million primarily due to an increase in personnel expense impacted by the TCF acquisition.

Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including the mark-to-market of interest rate caps in the 2021 first quarter), and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
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

32 Huntington Bancshares Incorporated

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
2022 1Q Form 10-Q 33

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
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed in our 2021 Annual Report on Form 10-K, as supplemented by this report including this MD&A .
Allowance for Credit Losses
Our ACL at March 31, 2022 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
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
34 Huntington Bancshares Incorporated

Table of Content
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around a substantially higher number of new COVID-19 cases, hospitalizations and deaths than the baseline scenario, causing some state and local governments to impose restrictions. As a result, consumer spending declines significantly sending the economy back into recession in the second quarter of 2022. Under this scenario, as an example, the unemployment rate rapidly increases and remains elevated for a prolonged period, the rate is estimated at 7.4% and 7.2% at the end of 2022 and 2023 respectively. These numbers result in unemployment rates that are approximately 4.0% and 3.8% higher than baseline scenario projections of 3.4% and 3.4%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at March 31, 2022, management calculated the difference between our quantitative ACL and a 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $2.4 billion at March 31, 2022. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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

We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability, risks of rising inflation, and the COVID-19 pandemic, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation, and the COVID-19 pandemic will continue to negatively impact our businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
2022 1Q Form 10-Q 35

Table of Content
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
Goodwill and Other Intangible Assets
The acquisition method of accounting requires that assets and liabilities acquired in a business combination are recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. The amortization of identified intangible assets recognized in a business combination is based upon the estimated economic benefits to be received over their economic life, which is also subjective. Customer attrition rates that are based on historical experience are used to determine the estimated economic life of certain intangibles assets, including but not limited to, customer deposit intangibles.
36 Huntington Bancshares Incorporated

Table of Content
Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollar amounts in millions)	2022	2021
Assets
Cash and due from banks	$1,708	$1,811
Interest-bearing deposits at Federal Reserve Bank	2,816	3,711
Interest-bearing deposits in banks	98	392
Trading account securities	74	46
Available-for-sale securities	25,152	28,460
Held-to-maturity securities	17,190	12,447
Other securities	1,056	648
Loans held for sale (includes $835 and $1,270 respectively, measured at fair value)(1)	1,070	1,676
Loans and leases (includes $172 and $171 respectively, measured at fair value)(1)	112,817	111,267
Allowance for loan and lease losses	(2,018)	(2,030)
Net loans and leases	110,799	109,237
Bank owned life insurance	2,762	2,765
Accrued income and other receivables	2,199	1,319
Premises and equipment	1,173	1,164
Goodwill	5,349	5,349
Servicing rights and other intangible assets	665	611
Other assets	4,745	4,428
Total assets	$176,856	$174,064
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$43,824	$43,236
Interest-bearing	103,141	100,027
Total deposits	146,965	143,263
Short-term borrowings	652	334
Long-term debt	6,508	7,108
Other liabilities	4,250	4,041
Total liabilities	158,375	154,746
Commitments and Contingent Liabilities (Note 15)
Shareholders’ equity
Preferred stock	2,167	2,167
Common stock	14	14
Capital surplus	15,255	15,222
Less treasury shares, at cost	(78)	(79)
Accumulated other comprehensive income (loss)	(1,314)	(229)
Retained earnings	2,408	2,202
Total Huntington Bancshares Inc shareholders’ equity	18,452	19,297
Non-controlling interest	29	21
Total equity	18,481	19,318
Total liabilities and shareholders’ equity	$176,856	$174,064
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,439,174,659	1,437,742,172
Treasury shares outstanding	6,211,714	6,298,288
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	557,500	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 12 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements
2022 1Q Form 10-Q 37

Table of Content

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2022	2021
Interest and fee income:
Loans and leases	$1,004	$752
Available-for-sale securities
Taxable	90	49
Tax-exempt	17	13
Held-to-maturity securities—taxable	66	42
Other securities—taxable	5	2
Other	13	11
Total interest income	1,195	869
Interest expense:
Deposits	11	11
Short-term borrowings	7	—
Long-term debt	31	(114)
Total interest expense	49	(103)
Net interest income	1,146	972
Provision for credit losses	25	(60)
Net interest income after provision for credit losses	1,121	1,032
Service charges on deposit accounts	97	69
Card and payment processing income	86	65
Mortgage banking income	49	100
Trust and investment management services	65	52
Capital markets fees	42	29
Insurance income	31	27
Leasing revenue	35	4
Bank owned life insurance income	17	16
Gain on sale of loans	28	3
Other noninterest income	49	30
Total noninterest income	499	395
Personnel costs	580	468
Outside data processing and other services	165	115
Net occupancy	64	42
Equipment	81	46
Professional services	19	17
Marketing	21	14
Deposit and other insurance expense	18	8
Amortization of intangibles	14	10
Lease financing equipment depreciation	14	—
Other noninterest expense	77	73
Total noninterest expense	1,053	793
Income before income taxes	567	634
Provision for income taxes	105	102
Income after income taxes	462	532
Income attributable to non-controlling interest	2	—
Net income attributable to Huntington Bancshares Inc	460	532
Dividends on preferred shares	28	31
Net income applicable to common shares	$432	$501
Average common shares—basic	1,438,427	1,017,512
Average common shares—diluted	1,464,327	1,041,003
Per common share:
Net income—basic	$0.30	$0.49
Net income—diluted	0.29	0.48

See Notes to Unaudited Condensed Consolidated Financial Statements
38 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Net income attributable to Huntington Bancshares Inc	$460	$532
Other comprehensive (loss) income, net of tax:
Net unrealized losses on available-for-sale securities	(1,179)	(216)
Net impact of fair value hedges on available-for-sale securities	332	34
Change in fair value related to cash flow hedges	(240)	(68)
Translation adjustments, net of hedges	—	—
Change in accumulated unrealized gains for pension and other post-retirement obligations	2	2
Other comprehensive (loss) income, net of tax	(1,085)	(248)
Comprehensive (loss) income attributable to Huntington Bancshares	$(625)	$284
Comprehensive income attributed to non-controlling interest	$2	$—
Comprehensive (loss) income	$(623)	$284
See Notes to Unaudited Condensed Consolidated Financial Statements
2022 1Q Form 10-Q 39

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings		Non-controlling	Total
	Amount	Shares	Amount		Shares	Amount			Total	interest	Equity
Three Months Ended March 31, 2022
Balance, beginning of period	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								460	460	2	462
Other comprehensive (loss) income, net of tax							(1,085)		(1,085)		(1,085)
Cash dividends declared:
Common ($0.155 per share)								(226)	(226)		(226)
Preferred								(28)	(28)		(28)
Recognition of the fair value of share-based compensation				40					40		40
Other share-based compensation activity		1,346	—	(7)				—	(7)		(7)
Other				—	87	1		—	1	6	7
Balance, end of period	$2,167	1,445,386	$14	$15,255	(6,211)	$(78)	$(1,314)	$2,408	$18,452	$29	$18,481

Three Months Ended March 31, 2021
Balance, beginning of period	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								532	532	—	532
Other comprehensive (loss) income, net of tax							(248)		(248)		(248)
Net proceeds from issuance of Series H Preferred Stock	485								485		485
Cash dividends declared:
Common ($0.15 per share)								(156)	(156)		(156)
Preferred								(31)	(31)		(31)
Recognition of the fair value of share-based compensation				28					28		28
Other share-based compensation activity		836	—	(3)				—	(3)		(3)
Other					21	—		—	—		—
Balance, end of period	$2,676	1,023,094	$10	$8,806	(5,041)	$(59)	$(56)	$2,223	$13,600	$—	$13,600

See Notes to Unaudited Condensed Consolidated Financial Statements

40 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Operating activities
Net income	$462	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25	(60)
Depreciation and amortization	112	71
Share-based compensation expense	40	28
Deferred income tax expense	52	61
Net change in:
Trading account securities	(28)	11
Loans held for sale	461	(406)
Other assets	(171)	80
Other liabilities	(102)	(428)
Other, net	(2)	—
Net cash provided by operating activities	849	(111)
Investing activities
Change in interest bearing deposits in banks	388	189
Proceeds from:
Maturities and calls of available-for-sale securities	1,376	1,758
Maturities and calls of held-to-maturity securities	928	1,043
Maturities and calls of other securities	383	8
Sales of available-for-sale securities	—	10
Purchases of available-for-sale securities	(3,866)	(4,857)
Purchases of held-to-maturity securities	(1,460)	—
Purchases of other securities	(796)	(9)
Net proceeds from sales of portfolio loans and leases	447	158
Principal payments received under direct finance and sales-type leases	222	188
Net loan and lease activity, excluding sales and purchases	(1,691)	1,402
Purchases of premises and equipment	(73)	(22)
Purchases of loans and leases	(396)	(266)
Net accrued income and other receivables activity	(867)	—
Other, net	50	22
Net cash provided by (used in) investing activities	(5,355)	(376)
Financing activities
Increase in deposits	3,702	3,236
Decrease in short-term borrowings	557	53
Net proceeds from issuance of long-term debt	39	35
Maturity/redemption of long-term debt	(533)	(1,135)
Dividends paid on preferred stock	(28)	(35)
Dividends paid on common stock	(225)	(153)
Repurchases of common stock	—	—
Net proceeds from issuance of preferred stock	—	485
Other, net	(4)	(5)
Net cash provided by financing activities	3,508	2,481
Increase (decrease) in cash and cash equivalents	(998)	1,994
Cash and cash equivalents at beginning of period	5,522	6,595
Cash and cash equivalents at end of period	$4,524	$8,589
2022 1Q Form 10-Q 41

Table of Content

	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Supplemental disclosures:
Interest paid	$61	$49
Income taxes paid	(18)	3
Non-cash activities
Loans transferred to held-for-sale from portfolio	356	84
Loans transferred to portfolio from held-for-sale	19	37
Transfer of securities from available-for-sale to held-to-maturity	4,225	—
See Notes to Unaudited Condensed Consolidated Financial Statements

42 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
For statement of cash flow purposes, cash and cash equivalents are defined as the sum of cash and due from banks and interest-bearing deposits at Federal Reserve Bank.
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Effective at the beginning of the 2022 first quarter, a new classification within the Unaudited Condensed Consolidated Balance Sheet of accrued income and other receivables was established comprised of activity that was previously classified as loans and leases (other consumer loans and leases) and other assets. All prior period amounts and all related metrics have been revised to conform to the current presentation.
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Consolidated Financial Statements or disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements. There were no material subsequent events to disclose for the current period.
2022 1Q Form 10-Q 43

Table of Content
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
•Adoption of the ASU will be applied prospectively to all business combinations occurring after the adoption date, with early adoption permitted. An entity that elects to early adopt in an interim period should retroactively adjust for any business combination that occurred during the annual period of adoption, this includes the interim period.
•The update is not expected to have a material impact on Huntington’s Consolidated financial statements.

ASU 2022-01-Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method Issued March 2022
•The amendments in this update expands the current last-of-layer method to allow for multiple hedged layers in a single closed portfolio. To reflect the expansion, the last-of-layer method has been renamed the portfolio layer method. The standard also expands the scope of the portfolio layer method to include nonprepayable financial assets.

•Effective for fiscal years ending after December 15, 2022, including interim periods within those years. Adoption of the ASU will be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earning on the initial application date, except for the amendments related to disclosures. Disclosure amendments may be applied either prospectively from the initial adoption date or on a retrospective basis. Early adoption is permitted on any date after the issuance of the standard, if adopted in an interim period the effects of adopting amendments related to basis adjustments should be reflected at the beginning of the fiscal year of adoption.
•The ASU also gives entities the options to reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category if the entity applies the portfolio layer method hedging to one or more closed portfolios that include those debt securities.
•Huntington is currently evaluating the impact of the ASU on its Consolidated financial statements based on which transactions Huntington may apply the portfolio layer method.

ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•The amendments in this update eliminates TDR accounting for entities that have adopted Update 2016-13, while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. The ASU also requires current period gross write-offs by year of origination for financing receivables and net investment in leases.

•Effective for fiscal years ending after December 15, 2022, including interim periods within those fiscal years.
•Adoption of the ASU will be applied prospectively, except for the portion of the standard related to the recognition and measurement of TDRs an entity may elect to use a modified retrospective transition method with a cumulative effect adjustment to retained earnings at the beginning of the period of adoption. An entity that elects to early adopt in an interim period should apply the guidance as of the beginning of the fiscal year that includes the interim period. An entity may also chose to early adopt the amendments about TDRs and related disclosure enhancements separately from amendments about vintage disclosures.
•Huntington is currently evaluating the impact of the ASU on its Consolidated financial statements, as well as which adoption method to apply.

44 Huntington Bancshares Incorporated

Table of Content
3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at March 31, 2022 and December 31, 2021:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
March 31, 2022
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	2,994	49	(127)	2,916
Residential MBS	14,427	435	(961)	13,901
Commercial MBS	2,073	—	(223)	1,850
Other agencies	229	1	(5)	225
Total U.S. Treasury, federal agency and other agency securities	19,728	485	(1,316)	18,897
Municipal securities	3,422	7	(100)	3,329
Private-label CMO	148	—	(3)	145
Asset-backed securities	415	—	(19)	396
Corporate debt	2,515	70	(204)	2,381
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$26,232	$562	$(1,642)	$25,152

Held-to-maturity securities:
Federal agencies:
Residential CMO	$5,081	$—	$(221)	$4,860
Residential MBS	10,009	4	(495)	9,518
Commercial MBS	1,922	1	(62)	1,861
Other agencies	176	—	(4)	172
Total federal agency and other agency securities	17,188	5	(782)	16,411
Municipal securities	2	—	—	2
Total held-to-maturity securities	$17,190	$5	$(782)	$16,413

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$465	$—	$—	$465
Federal Reserve Bank stock	513	—	—	513
Equity securities	12	—	—	12
Other securities, at fair value:
Mutual funds	60	—	—	60
Equity securities	6	—	—	6
Total other securities	$1,056	$—	$—	$1,056
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At March 31, 2022, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $67 million and $37 million, respectively.
2022 1Q Form 10-Q 45

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
Other securities, at fair value:
Mutual funds	65	—	—	65
Equity securities	6	1	—	7
Total other securities	$647	$1	$—	$648
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At December 31, 2021, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $62 million and $26 million, respectively.
46 Huntington Bancshares Incorporated

Table of Content
The following table provides the amortized cost and fair value of securities by contractual maturity at March 31, 2022 and December 31, 2021. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2022		December 31, 2021
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$379	$377	$377	$374
After 1 year through 5 years	2,103	2,030	1,888	1,880
After 5 years through 10 years	3,350	3,205	3,166	3,180
After 10 years	20,400	19,540	23,075	23,026
Total available-for-sale securities	$26,232	$25,152	$28,506	$28,460

Held-to-maturity securities:
Under 1 year	$2	$2	$2	$2
After 1 year through 5 years	98	97	162	164
After 5 years through 10 years	44	43	44	45
After 10 years	17,046	16,271	12,239	12,278
Total held-to-maturity securities	$17,190	$16,413	$12,447	$12,489
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at March 31, 2022 and December 31, 2021:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,254	$(115)	$100	$(12)	$2,354	$(127)
Residential MBS	11,723	(754)	2,020	(207)	13,743	(961)
Commercial MBS	1,419	(145)	400	(78)	1,819	(223)
Other agencies	158	(5)	—	—	158	(5)
Total federal agency and other agency securities	15,554	(1,019)	2,520	(297)	18,074	(1,316)
Municipal securities	2,492	(88)	278	(12)	2,770	(100)
Private-label CMO	107	(3)	—	—	107	(3)
Asset-backed securities	332	(17)	24	(2)	356	(19)
Corporate debt	2,095	(169)	265	(35)	2,360	(204)
Total temporarily impaired available-for-sale securities	$20,580	$(1,296)	$3,087	$(346)	$23,667	$(1,642)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,803	$(221)	$—	$—	$4,803	$(221)
Residential MBS	8,780	(471)	242	(24)	9,022	(495)
Commercial MBS	1,841	(62)	—	—	1,841	(62)
Other agencies	173	(4)	—	—	173	(4)
Total federal agency and other agency securities	15,597	(758)	242	(24)	15,839	(782)
Total temporarily impaired held-to-maturity securities	$15,597	$(758)	$242	$(24)	$15,839	$(782)
2022 1Q Form 10-Q 47

Table of Content

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,925	$(40)	$—	$—	$2,925	$(40)
Residential MBS	13,491	(160)	—	—	13,491	(160)
Commercial MBS	1,251	(38)	—	—	1,251	(38)
Other agencies	140	(1)	—	—	140	(1)
Total federal agency and other agency securities	17,807	(239)	—	—	17,807	(239)
Municipal securities	859	(22)	319	(11)	1,178	(33)
Private-label CMO	78	(1)	—	—	78	(1)
Asset-backed securities	237	(4)	—	—	237	(4)
Corporate debt	1,766	(38)	—	—	1,766	(38)
Total temporarily impaired available-for-sale securities	$20,747	$(304)	$319	$(11)	$21,066	$(315)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,453	$(20)	$—	$—	$1,453	$(20)
Residential MBS	5,837	(59)	—	—	5,837	(59)
Commercial MBS	318	(5)	—	—	318	(5)
Total federal agency and other agency securities	7,608	(84)	—	—	7,608	(84)
Total temporarily impaired held-to-maturity securities	$7,608	$(84)	$—	$—	$7,608	$(84)
During the 2022 first quarter, Huntington transferred $4.2 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $58 million of net unrealized losses (after-tax) attributed to these securities. This loss will be amortized into interest income over the remaining life of the securities.
At March 31, 2022 and December 31, 2021, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $30.3 billion and $21.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2022 or December 31, 2021. At March 31, 2022, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at March 31, 2022.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of March 31, 2022, Huntington has concluded that except for one municipal bond classified as an AFS debt security for which a charge-off of $4 million was recognized, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of March 31, 2022 or December 31, 2021.

48 Huntington Bancshares Incorporated

Table of Content
4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2022 and December 31, 2021.

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Commercial loan and lease portfolio:
Commercial and industrial	$42,236	$41,688
Commercial real estate	15,391	14,961
Lease financing	4,978	5,000
Total commercial loan and lease portfolio	62,605	61,649
Consumer loan portfolio:
Residential mortgage	19,942	19,256
Automobile	13,480	13,434
Home equity	10,343	10,550
RV and marine	5,191	5,058
Other consumer	1,256	1,320
Total consumer loan portfolio	50,212	49,618
Total loans and leases (1) (2)	112,817	111,267
Allowance for loan and lease losses	(2,018)	(2,030)
Net loans and leases	$110,799	$109,237
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $11 million and $111 million at March 31, 2022 and December 31, 2021, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at March 31, 2022, was $142 million and $147 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2021, was $148 million and $150 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Condensed Consolidated Balance Sheets.
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
The following table presents net investments in lease financing receivables by category at March 31, 2022 and December 31, 2021.

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Lease payments receivable	$4,596	$4,620
Estimated residual value of leased assets	768	774
Gross investment in lease financing receivables	5,364	5,394
Deferred origination costs	37	36
Deferred fees, unearned income and other	(423)	(430)
Total lease financing receivables	$4,978	$5,000
The carrying value of residual values guaranteed was $426 million and $473 million as of March 31, 2022 and December 31, 2021, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at March 31, 2022, totaled $4.6 billion and were due as follows: $903 million in 2022, $898 million in 2023, $905 million in 2024, $782 million in 2025, $642 million in 2026, and $466 million thereafter. Interest income recognized for these types of leases was $38 million and $24 million for the three-month periods ended March 31, 2022 and 2021, respectively.
2022 1Q Form 10-Q 49

Table of Content
Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$57	$323	$81	$370
Commercial real estate	82	114	80	104
Lease financing	9	38	3	48
Residential mortgage	—	117	—	111
Automobile	—	4	—	3
Home equity	—	84	—	79
RV and marine	—	2	—	1
Total nonaccrual loans and leases	$148	$682	$164	$716
The following table presents an aging analysis of loans and leases, by class at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$61	$19	$125	$205	$42,031	$—	$42,236	$10
Commercial real estate	34	15	9	58	15,333	—	15,391	—
Lease financing	38	19	17	74	4,904	—	4,978	12	(3)
Residential mortgage	132	48	312	492	19,279	171	19,942	237	(4)
Automobile	69	14	8	91	13,389	—	13,480	6
Home equity	41	17	71	129	10,213	1	10,343	12
RV and marine	11	3	2	16	5,175	—	5,191	1
Other consumer	11	2	2	15	1,241	—	1,256	2
Total loans and leases	$397	$137	$546	$1,080	$111,565	$172	$112,817	$280

	December 31, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$69	$107	$248	$41,440	$—	$41,688	$13	(2)
Commercial real estate	9	1	9	19	14,942	—	14,961	—
Lease financing	39	13	17	69	4,931	—	5,000	11	(3)
Residential mortgage	151	49	233	433	18,653	170	19,256	157	(4)
Automobile	79	18	8	105	13,329	—	13,434	6
Home equity	48	35	76	159	10,390	1	10,550	17
RV and marine	14	4	3	21	5,037	—	5,058	3
Other consumer	13	2	3	18	1,302	—	1,320	3
Total loans and leases	$425	$191	$456	$1,072	$110,024	$171	$111,267	$210
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include PPP and other SBA loans and leases.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.

50 Huntington Bancshares Incorporated

Table of Content
Credit Quality Indicators
See Note 5 “Loans/Leases” to the Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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
2022 1Q Form 10-Q 51

Table of Content
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at March 31, 2022 and December 31, 2021 respectively:

	As of March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$5,981	$11,288	$4,865	$3,041	$1,596	$1,877	$10,896	$3	$39,547
OLEM	12	113	134	141	79	73	116	—	668
Substandard	79	315	235	292	188	304	604	—	2,017
Doubtful	—	1	1	—	2	—	—	—	4
Total Commercial and industrial	$6,072	$11,717	$5,235	$3,474	$1,865	$2,254	$11,616	$3	$42,236
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,221	$3,858	$2,307	$2,359	$1,393	$1,629	$1,088	$—	$13,855
OLEM	—	63	39	47	51	49	—	—	249
Substandard	32	255	291	417	112	150	29	—	1,286
Doubtful	—	—	—	—	1	—	—	—	1
Total Commercial real estate	$1,253	$4,176	$2,637	$2,823	$1,557	$1,828	$1,117	$—	$15,391
Lease financing
Credit Quality Indicator (1):
Pass	$469	$1,715	$1,332	$720	$343	$284	$—	$—	$4,863
OLEM	3	9	27	10	3	2	—	—	54
Substandard	3	5	19	19	3	12	—	—	61
Total Lease financing	$475	$1,729	$1,378	$749	$349	$298	$—	$—	$4,978
Residential mortgage
Credit Quality Indicator (2):
750+	$903	$6,036	$3,754	$910	$519	$2,387	$—	$—	$14,509
650-749	284	1,704	811	318	200	984	—	—	4,301
<650	2	73	69	107	125	585	—	—	961
Total Residential mortgage	$1,189	$7,813	$4,634	$1,335	$844	$3,956	$—	$—	$19,771
Automobile
Credit Quality Indicator (2):
750+	$786	$2,802	$1,731	$1,202	$550	$340	$—	$—	$7,411
650-749	567	2,280	1,060	621	313	160	—	—	5,001
<650	49	431	225	166	114	83	—	—	1,068
Total Automobile	$1,402	$5,513	$3,016	$1,989	$977	$583	$—	$—	$13,480
Home equity
Credit Quality Indicator (2):
750+	$155	$611	$673	$29	$28	$384	$4,788	$283	$6,951
650-749	43	120	88	12	9	152	2,118	294	2,836
<650	—	2	2	3	3	67	331	147	555
Total Home equity	$198	$733	$763	$44	$40	$603	$7,237	$724	$10,342
RV and marine
Credit Quality Indicator (2):
750+	$415	$1,150	$864	$431	$433	$549	$—	$—	$3,842
650-749	44	419	255	157	144	221	—	—	1,240
<650	—	12	14	16	20	47	—	—	109
Total RV and marine	$459	$1,581	$1,133	$604	$597	$817	$—	$—	$5,191
Other consumer
Credit Quality Indicator (2):
750+	$135	$100	$52	$55	$19	$58	$318	$3	$740
650-749	20	43	21	28	8	25	294	21	460
<650	—	3	2	5	2	2	27	15	56
Total Other consumer	$155	$146	$75	$88	$29	$85	$639	$39	$1,256
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
52 Huntington Bancshares Incorporated

Table of Content

	As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$15,435	$5,677	$3,682	$1,983	$1,080	$1,134	$9,945	$3	$38,939
OLEM	183	178	87	83	38	73	166	—	808
Substandard	336	203	344	206	125	167	552	—	1,933
Doubtful	5	1	1	1	—	—	—	—	8
Total Commercial and industrial	$15,959	$6,059	$4,114	$2,273	$1,243	$1,374	$10,663	$3	$41,688
Commercial real estate
Credit Quality Indicator (1):
Pass	$4,144	$2,367	$2,593	$1,456	$761	$1,124	$798	$—	$13,243
OLEM	76	48	42	83	73	19	—	—	341
Substandard	224	362	448	115	151	46	30	—	1,376
Doubtful	—	—	—	1	—	—	—	—	1
Total Commercial real estate	$4,444	$2,777	$3,083	$1,655	$985	$1,189	$828	$—	$14,961
Lease financing
Credit Quality Indicator (1):
Pass	$1,851	$1,441	$809	$417	$226	$131	$—	$—	$4,875
OLEM	8	32	12	4	2	—	—	—	58
Substandard	6	23	19	2	9	8	—	—	67
Total Lease financing	$1,865	$1,496	$840	$423	$237	$139	$—	$—	$5,000
Residential mortgage
Credit Quality Indicator (2):
750+	$5,532	$3,857	$978	$554	$687	$1,704	$—	$—	$13,312
650-749	1,862	993	409	269	254	1,028	—	—	4,815
<650	48	56	104	120	99	532	—	—	959
Total Residential mortgage	$7,442	$4,906	$1,491	$943	$1,040	$3,264	$—	$—	$19,086
Automobile
Credit Quality Indicator (2):
750+	$2,993	$1,927	$1,381	$666	$345	$129	$—	$—	$7,441
650-749	2,393	1,237	736	380	168	55	—	—	4,969
<650	380	234	178	128	70	34	—	—	1,024
Total Automobile	$5,766	$3,398	$2,295	$1,174	$583	$218	$—	$—	$13,434
Home equity
Credit Quality Indicator (2):
750+	$645	$701	$32	$31	$34	$387	$4,772	$272	$6,874
650-749	129	94	15	13	13	161	2,324	324	3,073
<650	3	2	2	1	1	67	361	165	602
Total Home equity	$777	$797	$49	$45	$48	$615	$7,457	$761	$10,549
RV and marine
Credit Quality Indicator (2):
750+	$1,257	$933	$470	$468	$268	$319	$—	$—	$3,715
650-749	393	273	171	157	106	150	—	—	1,250
<650	6	11	13	18	18	27	—	—	93
Total RV and marine	$1,656	$1,217	$654	$643	$392	$496	$—	$—	$5,058
Other consumer
Credit Quality Indicator (2):
750+	$211	$34	$50	$13	$10	$27	$326	$3	$674
650-749	88	52	50	23	17	41	295	24	590
<650	2	2	5	2	—	1	27	17	56
Total Other consumer	$301	$88	$105	$38	$27	$69	$648	$44	$1,320
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2022 1Q Form 10-Q 53

Table of Content
TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided would not otherwise be considered. However, not all loan modifications are TDRs. See Note 5 “Loans / Leases” to the Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K for an additional discussion of TDRs.
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2022 and 2021.

	New Troubled Debt Restructurings (1)
	Three Months Ended March 31, 2022
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	53	$11	$3	$—	$—	$14
Commercial real estate	1	—	—	—	—	—
Residential mortgage	207	—	28	1	—	29
Automobile	625	—	4	1	—	5
Home equity	42	—	1	1	—	2
RV and marine	39	—	1	—	—	1
Other consumer	30	—	—	—	—	—
Total new TDRs	997	$11	$37	$3	$—	$51

	Three Months Ended March 31, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	12	$—	$5	$—	$—	$5
Commercial real estate	—	—	—	—	—	—
Residential mortgage	86	—	13	1	—	14
Automobile	902	—	7	1	—	8
Home equity	62	—	1	2	—	3
RV and marine	49	—	1	—	—	1
Other consumer	97	—	—	—	1	1
Total new TDRs	1,208	$—	$27	$4	$1	$32

(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of March 31, 2022 and December 31, 2021, these borrowings and advances are secured by $60.9 billion and $61.1 billion, respectively, of loans.
54 Huntington Bancshares Incorporated

Table of Content
5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month periods ended March 31, 2022 and 2021.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2022:
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(31)	(50)	(81)
Recoveries of loans and leases previously charged-off	40	22	62
Provision (benefit) for loan and lease losses	43	(36)	7
ALLL balance, end of period	$1,514	$504	$2,018
AULC balance, beginning of period	$41	$36	$77
Provision (benefit) for unfunded lending commitments	16	(2)	14
AULC balance, end of period	$57	$34	$91
ACL balance, end of period	$1,571	$538	$2,109

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs	(61)	(34)	(95)
Recoveries of loans and leases previously charged-off	12	19	31
Provision for loan and lease losses	10	(57)	(47)
ALLL balance, end of period	$1,197	$506	$1,703
AULC balance, beginning of period	$34	$18	$52
Provision (benefit) for unfunded lending commitments	(6)	(7)	(13)
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$27	$11	$38
ACL balance, end of period	$1,224	$517	$1,741

At March 31, 2022, the ACL was $2.1 billion, an increase of $2 million from the December 31, 2021 balance of $2.1 billion.
The economic scenarios used in the March 31, 2022 ACL determination contained significant judgmental assumptions due to elevated levels of economic uncertainty associated with geopolitical instability, risks of rising inflation, and the COVID-19 pandemic. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2022 ACL included general reserve that consists of various risk profile components, including profiles related to the potential economic impacts of geopolitical instability and the commercial real estate portfolio, to capture uncertainty not addressed within the quantitative transaction reserve.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Residential mortgage loans sold with servicing retained	$1,934	$2,256
Pretax gains resulting from above loan sales (1)	59	93
(1)Recorded in mortgage banking income.
2022 1Q Form 10-Q 55

Table of Content
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Fair value, beginning of period	$351	$210
New servicing assets created	29	33
Change in fair value during the period due to:
Time decay (1)	(5)	(3)
Payoffs (2)	(10)	(17)
Changes in valuation inputs or assumptions (3)	51	51
Fair value, end of period	$416	$274
Weighted-average life (years)	7.5	7.0
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
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at March 31, 2022, and December 31, 2021 follows:

	March 31, 2022				December 31, 2021
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	9.30%		$(14)	$(28)	12.28%		$(17)	$(32)
Spread over forward interest rate swap rates	504	bps	(8)	(17)	466	bps	(7)	(13)
Total servicing, late and other ancillary fees included in mortgage banking income was $22 million and $18 million for the three-month periods ended March 31, 2022 and 2021, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $31.6 billion and $31.0 billion at March 31, 2022 and December 31, 2021, respectively.
7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at March 31, 2022 and December 31, 2021, respectively:

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$392	$320
Other borrowings	260	14
Total short-term borrowings	$652	$334
56 Huntington Bancshares Incorporated

Table of Content
Huntington’s long-term debt consisted of the following at March 31, 2022 and December 31, 2021, respectively:

(dollar amounts in millions)	March 31, 2022	December 31, 2021
The Parent Company:
Senior Notes	$2,013	$2,083
Subordinated Notes	1,017	1,028
Total notes issued by the parent	3,030	3,111
The Bank:
Senior Notes	1,930	2,434
Subordinated Notes	792	811
Total notes issued by the bank	2,722	3,245
FHLB Advances	214	215
Other	542	537
Total long-term debt	$6,508	$7,108

2022 1Q Form 10-Q 57

Table of Content
8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month periods ended March 31, 2022 and 2021, were as follows:

(dollar amounts in millions)	Pretax	Tax (Expense) benefit	After-tax
Three Months Ended March 31, 2022
Unrealized losses on available-for-sale securities arising during the period	$(1,540)	$354	$(1,186)
Reclassification adjustment for realized net losses included in net income	9	(2)	7
Total unrealized losses on available-for-sale securities	(1,531)	352	(1,179)
Net impact of fair value hedges on available-for-sale securities	431	(99)	332
Change in fair value related to cash flow hedges	(310)	70	(240)
Foreign currency translation adjustment (1)	2	—	2
Net unrealized gains (losses) on net investment hedges	(2)	—	(2)
Translation adjustments, net of hedges (1)	—	—	—
Change in accumulated unrealized gains for pension and other post retirement obligations	3	(1)	2
Other comprehensive (loss) income	$(1,407)	$322	$(1,085)
Three Months Ended March 31, 2021
Unrealized losses on available-for-sale securities arising during the period	$(287)	$64	$(223)
Reclassification adjustment for realized net losses included in net income	9	(2)	7
Total unrealized losses on available-for-sale securities	(278)	62	(216)
Net impact of fair value hedges on available-for-sale securities	44	(10)	34
Change in fair value related to cash flow hedges	(88)	20	(68)
Change in accumulated unrealized gains for pension and other post retirement obligations	3	(1)	2
Other comprehensive (loss) income	$(319)	$71	$(248)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
Activity in accumulated OCI for the three-month periods ended March 31, 2022 and 2021, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities (1)	Net impact of fair value hedges on available-for-sale securities	Change in fair value related to cash flow hedges	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Three Months Ended March 31, 2022
Balance, beginning of period	$(153)	$89	$63	$(3)	$(225)	$(229)
Other comprehensive income (loss) before reclassifications	(1,186)	332	(240)	—	—	$(1,094)
Amounts reclassified from accumulated OCI to earnings	7	—	—	—	2	9
Period change	(1,179)	332	(240)	—	2	(1,085)
Balance, end of period	$(1,332)	$421	$(177)	$(3)	$(223)	$(1,314)

Three Months Ended March 31, 2021
Balance, beginning of period	$188	$2	$255	$—	$(253)	$192
Other comprehensive income (loss) before reclassifications	(223)	34	(68)	—	—	(257)
Amounts reclassified from accumulated OCI to earnings	7	—	—	—	2	9
Period change	(216)	34	(68)	—	2	(248)
Balance, end of period	$(28)	$36	$187	$—	$(251)	$(56)
(1)AOCI amounts at March 31, 2022 and March 31, 2021 include $78 million and $46 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

58 Huntington Bancshares Incorporated

Table of Content
9. SHAREHOLDERS’ EQUITY

Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	March 31, 2022	December 31, 2021
Series B (2)	12/28/2011	35,500	3-mo. LIBOR + 270 bps	1/15/2017	$23	$23
Series E (3)	2/27/2018	5,000	5.70	4/15/2023	495	495
Series F (3)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (3)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (3)	6/9/2021	7,000	5.70	12/01/2022	175	175
Total		557,500			$2,167	$2,167
(1) Denotes earliest option redemption date. Earlier redemption is solely at Huntington’s option, subject to prior approval of FRB.
(2) Series B and H of preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3) Series E, F, G and I preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of Preferred shares for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(amounts in millions, except per share data)	2022		2021
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)
Series B	$9.36	$—	$7.35	$—
Series C	—	—	14.69	(2)
Series D	—	—	15.63	(9)
Series E	1,425.00	(7)	1,425.00	(7)
Series F	1,406.25	(7)	1,406.25	(7)
Series G	1,112.50	(6)	1,112.50	(6)
Series H	11.25	(6)	—	—
Series I	356.25	(2)	—	—
Total		$(28)		$(31)
Share Repurchases
On July 21, 2021, the Board authorized the repurchase of up to $800 million of common shares within the four quarter period from the third quarter of 2021 through the second quarter of 2022. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the 2022 first quarter, Huntington repurchased no shares of common stock. As of March 31, 2022, Huntington has completed $650 million of the current share repurchase authorization.
Treasury shares
Treasury shares includes shares held for deferred compensation plans, at cost, of $78 million at March 31, 2022 and $79 million at December 31, 2021.
Non-controlling Interest in Subsidiaries
Through the acquisition of TCF, Huntington acquired a joint venture in which Huntington maintains a 55% ownership interest. As Huntington has a controlling financial interest, its financial results are consolidated in Huntington's financial statements and the other party’s 45% ownership interest is reported as a non-controlling interest within equity.
2022 1Q Form 10-Q 59

Table of Content
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
The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2022	2021
Basic earnings per common share:
Net income attributable to Huntington Bancshares Inc	$460	$532
Preferred stock dividends	28	31
Net income available to common shareholders	$432	$501
Average common shares issued and outstanding	1,438,427	1,017,512
Basic earnings per common share	$0.30	$0.49
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	19,629	18,397
Shares held in deferred compensation plans	6,271	5,094
Dilutive potential common shares	25,900	23,491
Total diluted average common shares issued and outstanding	1,464,327	1,041,003
Diluted earnings per common share	$0.29	$0.48
Anti-dilutive awards (1)	2,148	1,666
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

(dollar amounts in millions)	Three Months Ended March 31,
Noninterest income	2022	2021
Noninterest income from contracts with customers	$308	$222
Noninterest income within the scope of other GAAP topics	191	173
Total noninterest income	$499	$395
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 16 “Segment Reporting”.
60 Huntington Bancshares Incorporated

Table of Content

	Three Months Ended March 31, 2022
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Card and payment processing income	$23	$71	$2	$1	$—	$97
Mortgage banking income	6	74	—	—	—	80
Trust and investment management services	—	18	—	47	—	65
Insurance income	2	12	—	16	1	31
Other noninterest income	25	8	—	1	1	35
Net revenue from contracts with customers	$56	$183	$2	$65	$2	$308
Noninterest income within the scope of other GAAP topics	85	89	1	1	15	191
Total noninterest income	$141	$272	$3	$66	$17	$499

		Three Months Ended March 31, 2021
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Card and payment processing income	$19	$48	$2	$—	$—	$69
Mortgage banking income	4	58	—	—	—	62
Trust and investment management services	1	13	—	38	—	52
Insurance income	2	12	—	13	—	27
Other noninterest income	2	6	1	1	2	12
Net revenue from contracts with customers	$28	$137	$3	$52	$2	$222
Noninterest income within the scope of other GAAP topics	60	99	—	1	13	173
Total noninterest income	$88	$236	$3	$53	$15	$395

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2022 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended March 31, 2022 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2022 and 2021.
2022 1Q Form 10-Q 61

Table of Content
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	March 31, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$74	$—	$—	$74
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	2,916	—	—	2,916
Residential MBS	—	13,901	—	—	13,901
Commercial MBS	—	1,850	—	—	1,850
Other agencies	—	225	—	—	225
Municipal securities	—	47	3,282	—	3,329
Private-label CMO	—	126	19	—	145
Asset-backed securities	—	334	62	—	396
Corporate debt	—	2,381	—	—	2,381
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	21,784	3,363	—	25,152
Other securities	60	6	—	—	66
Loans held for sale	—	835	—	—	835
Loans held for investment	—	154	18	—	172
MSRs	—	—	416	—	416
Other assets:
Derivative assets	—	1,557	3	(859)	701
Assets held in trust for deferred compensation plans	140	—	—	—	140
Liabilities
Derivative liabilities	—	1,216	13	(684)	545

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$46	$—	$—	$46
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	4,649	—	—	4,649
Residential MBS	—	15,508	—	—	15,508
Commercial MBS	—	1,865	—	—	1,865
Other agencies	—	248	—	—	248
Municipal securities	—	49	3,477	—	3,526
Private-label CMO	—	86	20	—	106
Asset-backed securities	—	312	70	—	382
Corporate debt	—	2,167	—	—	2,167
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	24,888	3,567	—	28,460
Other securities	65	7	—	—	72
Loans held for sale	—	1,270	—	—	1,270
Loans held for investment	—	152	19	—	171
MSRs	—	—	351	—	351
Other assets:
Derivative assets	—	1,055	10	(465)	600
Assets held in trust for deferred compensation plans	156	—	—	—	156
Liabilities
Derivative liabilities	—	737	6	(624)	119
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
62 Huntington Bancshares Incorporated

Table of Content
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

	Level 3 Fair Value Measurements Three Months Ended March 31, 2022
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three Months Ended March 31, 2022
Opening balance	$351	$4	$3,477	$20	$70	$19
Transfers out of Level 3 (1)	—	(7)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	51	(7)	—	—	—	—
Interest and fee income	—	—	(2)	(1)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(120)	—	(1)	—
Purchases/originations	29	—	172	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(15)	—	(241)	—	(7)	—
Closing balance	$416	$(10)	$3,282	$19	$62	$18
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$51	$(16)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(118)	—	(1)	—
Three Months Ended March 31, 2021
Opening balance	210	41	2,951	9	10	23
Transfers out of Level 3 (1)	—	(39)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	51	8	—	—	—	—
Included in OCI	—	—	(4)	—	—	—
Purchases/originations	33	—	209	2	37	—
Repayments	—	—	—	—	—	(1)
Settlements	(20)	—	(86)	—	—	—
Closing balance	274	10	3,070	11	47	22
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$51	$(26)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(5)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
2022 1Q Form 10-Q 63

Table of Content
Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
March 31, 2022
Assets
Loans held for sale	$835	$846	$(11)	$—	$—	$—
Loans held for investment	172	177	(5)	5	5	—
December 31, 2021
Assets
Loans held for sale	$1,270	$1,237	$33	$—	$—	$—
Loans held for investment	171	177	(6)	4	4	—

The following table presents the net gains (losses) from fair value changes.

(dollar amounts in millions)	Three Months Ended March 31,
Assets	2022	2021
Loans held for sale (1)	$(44)	$(34)
Loans held for investment	1	—
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)		Total Gains (Losses)
			Three Months Ended March 31,
(dollar amounts in millions)	March 31, 2022	December 31, 2021	2022	2021
Collateral-dependent loans	$17	$39	$(1)	$(1)
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
64 Huntington Bancshares Incorporated

Table of Content
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
			At March 31, 2022 (1)				At December 31, 2021 (1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	6%	-	26%	9%	8%	—%	23%	12%
		Spread over forward interest rate swap rates	4%	-	11%	5%	3%	—%	11%	5%
Derivative assets	Consensus Pricing	Net market price	(11)%	-	6%	(2)%	(4)%	—%	8%	1%
		Estimated pull through %	10%	-	100%	91%	6%	—%	100%	92%
Municipal securities	Discounted cash flow	Discount rate	1%	-	3%	3%	—%	—%	2%	1%
Asset-backed securities		Cumulative default	—%	-	64%	5%	—%	—%	64%	5%
		Loss given default	5%	-	60%	24%	5%	—%	80%	23%
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
2022 1Q Form 10-Q 65

Table of Content
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
March 31, 2022
Financial Assets
Cash and short-term assets	$4,622	$—	$—	$4,622	$4,622
Trading account securities	—	—	74	74	74
Available-for-sale securities	—	—	25,152	25,152	25,152
Held-to-maturity securities	17,190	—	—	17,190	16,413
Other securities	990	—	66	1,056	1,056
Loans held for sale	—	235	835	1,070	1,069
Net loans and leases (1)	110,627	—	172	110,799	109,138
Derivative assets	—	—	701	701	701
Assets held in trust for deferred compensation plans	—	—	140	140	140
Financial Liabilities
Deposits	146,965	—	—	146,965	147,313
Short-term borrowings	652	—	—	652	652
Long-term debt	6,508	—	—	6,508	6,799
Derivative liabilities	—	—	545	545	545
December 31, 2021
Financial Assets
Cash and short-term assets	$5,914	$—	$—	$5,914	$5,914
Trading account securities	—	—	46	46	46
Available-for-sale securities	—	—	28,460	28,460	28,460
Held-to-maturity securities	12,447	—	—	12,447	12,489
Other securities	576	—	72	648	648
Loans held for sale	—	406	1,270	1,676	1,621
Net loans and leases (1)	109,066	—	171	109,237	109,695
Derivative assets	—	—	600	600	600
Assets held in trust for deferred compensation plans	—	—	156	156	156
Financial Liabilities
Deposits	143,263	—	—	143,263	143,574
Short-term borrowings	334	—	—	334	334
Long-term debt	7,108	—	—	7,108	7,319
Derivative liabilities	—	—	119	119	119
(1)Includes collateral-dependent loans.
66 Huntington Bancshares Incorporated

Table of Content
The following table presents the level in the fair value hierarchy for the estimated fair values at March 31, 2022 and December 31, 2021:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3
March 31, 2022
Financial Assets
Trading account securities	$—	$74	$—		$74
Available-for-sale securities	5	21,784	3,363		25,152
Held-to-maturity securities	—	16,413	—		16,413
Other securities (2)	60	6	—		66
Loans held for sale	—	835	234		1,069
Net loans and leases	—	154	108,984		109,138
Derivative assets	—	1,557	3	$(859)	701
Financial Liabilities
Deposits	—	143,324	3,989		147,313
Short-term borrowings	—	652	—		652
Long-term debt	—	5,933	866		6,799
Derivative liabilities	—	1,216	13	(684)	545
December 31, 2021
Financial Assets
Trading account securities	$—	$46	$—		$46
Available-for-sale securities	5	24,888	3,567		28,460
Held-to-maturity securities	—	12,489	—		12,489
Other securities (2)	65	7	—		72
Loans held for sale	—	1,270	351		1,621
Net loans and leases	—	152	109,543		109,695
Derivative assets	—	1,055	10	$(465)	600
Financial Liabilities
Deposits	—	139,047	4,527		143,574
Short-term borrowings	—	334	—		334
Long-term debt	—	6,441	878		7,319
Derivative liabilities	—	737	6	(624)	119
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
2022 1Q Form 10-Q 67

Table of Content
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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	March 31, 2022			December 31, 2021
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$25,686	$574	$309	$21,306	$258	$32
Foreign exchange contracts	205	5	—	210	1	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	43,554	598	538	45,286	587	498
Foreign exchange contracts	3,661	40	43	3,524	29	31
Commodities contracts	978	335	336	1,077	178	177
Equity contracts	685	8	3	685	12	5
Total Contracts	$74,769	$1,560	$1,229	$72,088	$1,065	$743
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month periods ended March 31, 2022 and 2021, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
(dollar amounts in millions)		2022	2021
Interest rate contracts:
Customer	Capital markets fees	$10	$12
Mortgage banking	Mortgage banking income	(47)	(6)
Interest rate floors	Interest and fee income on loans and leases	—	(2)
Interest rate caps	Interest expense on long-term debt	—	144
Foreign exchange contracts	Capital markets fees	10	6
Commodities contracts	Capital markets fees	1	—
Equity contracts	Other noninterest expense	1	(7)
Total		$(25)	$147
68 Huntington Bancshares Incorporated

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
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2022 and December 31, 2021, identified by the underlying interest rate-sensitive instruments.

	March 31, 2022
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$9,481	$—	$—	$9,481
Loans	—	12,925	271	13,196
Long-term debt	3,280	—	—	3,280
Total notional value at March 31, 2022	$12,761	$12,925	$271	$25,957

	December 31, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$8,228	$—	$—	$8,228
Loans	—	11,150	271	11,421
Long-term debt	1,928	—	—	1,928
Total notional value at December 31, 2021	$10,156	$11,150	$271	$21,577
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of floors and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase to net interest income of $39 million and $225 million for the three-month periods ended March 31, 2022, and 2021, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $8.6 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the last-of-layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value basis adjustment on our hedged mortgage-backed securities is included in available-for-sale securities on our Unaudited Condensed Consolidated Statements of Financial Condition. Huntington has also designated $869 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
2022 1Q Form 10-Q 69

Table of Content
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$418	$43
Change in fair value of hedged investment securities (1)	(430)	(44)
Change in fair value of interest rate swaps hedging long-term debt (2)	(98)	(50)
Change in fair value of hedged long term debt (2)	98	52
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income
(2)Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of March 31, 2022, and December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets
Investment securities (1)	$18,364	$17,150	$(547)	$(117)
Liabilities
Long-term debt (2)	3,237	1,981	(54)	45
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of March 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $16.5 billion, the cumulative basis adjustments associated with these hedging relationships was $478 million, and the amounts of the designated hedging instruments were $8.6 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $12 million at March 31, 2022 and $17 million at December 31, 2021.
Cash Flow Hedges
At March 31, 2022, Huntington has $12.9 billion of interest rate floors, floor spreads and swaps. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and (losses) on interest rate floors, floor spreads, and swaps recognized in other comprehensive income (loss) after-tax were $(240) million and $(68) million for the three-month periods ended March 31, 2022 and 2021, respectively.
70 Huntington Bancshares Incorporated

Table of Content

Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives at March 31, 2022 and December 31, 2021 were $30 million and $15 million, respectively. At March 31, 2022 and December 31, 2021, Huntington had commitments to sell residential real estate loans of $1.6 billion and $2.1 billion, respectively. These contracts mature in less than one year.
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
The notional value of the derivative financial instruments, the corresponding net asset (liability) position recognized in other assets and/or other liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Notional value	$1,050	$1,330
Trading assets	—	19
Trading liabilities	(24)	—

	Three Months Ended March 31, 2022
(dollar amounts in millions)	2022	2021
Trading gains	$(47)	$(46)
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
2022 1Q Form 10-Q 71

Table of Content
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both March 31, 2022 and December 31, 2021, were $42 million and $51 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $44.3 billion and $45.1 billion at March 31, 2022 and December 31, 2021, respectively. Huntington’s credit risk from customer derivatives was $235 million and $551 million at the same dates, respectively.
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $379 million and $44 million at March 31, 2022 and December 31, 2021, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At March 31, 2022, Huntington pledged $209 million of investment securities and cash collateral to counterparties, while other counterparties pledged $492 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
March 31, 2022	$1,560	$(859)	$701	$(59)	$(149)	$493
December 31, 2021	1,065	(465)	600	(65)	(31)	504

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
March 31, 2022	$1,229	$(684)	$545	$(82)	$(17)	$446
December 31, 2021	743	(624)	119	(3)	(116)	—
72 Huntington Bancshares Incorporated

Table of Content
14. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at March 31, 2022, and December 31, 2021:

	March 31, 2022
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,672	$960	$1,672
Trust Preferred Securities	8	179	—
Other Investments	531	167	531
Total	$2,211	$1,306	$2,203

	December 31, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,652	$949	$1,652
Trust Preferred Securities	14	248	—
Other Investments	484	146	484
Total	$2,150	$1,343	$2,136
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
A list of trust preferred securities outstanding at March 31, 2022 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital II	1.59	(2)	32	3
Sky Financial Capital Trust III	2.37	(3)	72	2
Sky Financial Capital Trust IV	2.37	(3)	75	3
Total			$179	$8
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at March 31, 2022, based on three-month LIBOR +0.625%.
(3)Variable effective rate at March 31, 2022, based on three-month LIBOR +1.40%.

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
2022 1Q Form 10-Q 73

Table of Content
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
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in other assets. Investments that do not meet the requirements of the proportional amortization method are accounted for using the equity method. Investment losses are included in Other noninterest income in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2022 and December 31, 2021.

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Affordable housing tax credit investments	$2,425	$2,376
Less: amortization	(753)	(724)
Net affordable housing tax credit investments	$1,672	$1,652
Unfunded commitments	$960	$949
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollar amounts in millions)	2022	2021
Tax credits and other tax benefits recognized	$53	$33
Proportional amortization expense included in provision for income taxes	41	28
There were no sales of affordable housing tax credit investments during the three-month periods ended March 31, 2022 and 2021. There was no impairment recognized for the three-month periods ended March 31, 2022 and 2021.
Other investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
74 Huntington Bancshares Incorporated

Table of Content
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2022 and December 31, 2021, were as follows:

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$28,070	$27,933
Consumer	19,659	18,513
Commercial real estate	3,078	3,042
Standby letters of credit and guarantees on industrial revenue bonds	695	694
Commercial letters of credit	58	36
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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $11 million and $7 million at March 31, 2022 and December 31, 2021, respectively.
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
2022 1Q Form 10-Q 75

Table of Content
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at March 31, 2022 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
16. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Commercial Banking, Consumer and Business Banking, Vehicle Finance, and Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. For a description of our business segments, see Note 25 - Segment Reporting to the Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K.
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s March 31, 2022, December 31, 2021, and March 31, 2021, reported results by business segment.

	Three Months Ended March 31,
Income Statements	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2022
Net interest income	$418	$459	$120	$49	$100	$1,146
Provision for credit losses	131	(109)	(7)	10	—	25
Noninterest income	141	272	3	66	17	499
Noninterest expense	248	612	45	81	67	1,053
Provision (benefit) for income taxes	38	47	18	5	(3)	105
Income attributable to non-controlling interest	2	—	—	—	—	2
Net income (loss) attributable to Huntington Bancshares Inc	$140	$181	$67	$19	$53	$460
2021
Net interest income	$199	$337	$107	$34	$295	$972
Provision for credit losses	5	(36)	(22)	(7)	—	(60)
Noninterest income	88	236	3	53	15	395
Noninterest expense	133	469	35	62	94	793
Provision (benefit) for income taxes	31	29	21	7	14	102
Net income attributable to Huntington Bancshares Inc	$118	$111	$76	$25	$202	$532

76 Huntington Bancshares Incorporated

Table of Content

	Assets at		Deposits at
(dollar amounts in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial Banking	$58,625	$57,071	$35,034	$31,845
Consumer & Business Banking	39,351	39,929	96,907	95,352
Vehicle Finance	21,134	20,752	1,323	1,401
RBHPCG	8,744	8,325	9,672	10,162
Treasury / Other	49,002	47,987	4,029	4,503
Total	$176,856	$174,064	$146,965	$143,263

2022 1Q Form 10-Q 77

Table of Content
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2021 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations. In the first quarter of 2022, we identified the following additional risk factor:
Liquidity Risks:
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition.
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global demand for products may exceed supply during the economic recovery from the COVID-19 pandemic, and such shortages may cause inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as the Company’s financial condition and results.
78 Huntington Bancshares Incorporated

Table of Content
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 to January 31, 2022	—	$—	$150,053,953
February 1, 2022 to February 28, 2022	—	—	150,053,953
March 1, 2022 to March 31, 2022	—	—	150,053,953
Total	—	$—	$150,053,953
(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

2022 1Q Form 10-Q 79

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2022 formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

80 Huntington Bancshares Incorporated

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 29, 2022	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2022	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2022 1Q Form 10-Q 81