Form 10-Q
period 2022-06-30
HUNTINGTON BANCSHARES INC /MD/
filed 2022-07-29
CIK 49196

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,442,194,344 shares of the registrant’s common stock ($0.01 par value) outstanding on June 30, 2022.

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
2022 2Q Form 10-Q 3

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, investment banking, capital markets, and advisory services, equipment financing, inventory finance, investment management, trust services, brokerage services, insurance products and services, and other financial products and services. At June 30, 2022, our 1,032 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
EXECUTIVE OVERVIEW
In June 2021, Huntington closed the acquisition of TCF Financial Corporation. Historical periods prior to June 9, 2021 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all post-acquisition activity. See Note 3 “Acquisition of TCF Financial Corporation” of the Notes to Unaudited Condensed Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K for further information.
In May 2022, Huntington completed the acquisition of Torana, now known as Huntington Choice Pay, a digital payments business focused on business to consumer payments. This acquisition along with the formation of our enterprise-wide payments group reflects one of our strategic priorities to accelerate our payments capabilities and expand the services provided to our customers.
In June 2022, Huntington completed the acquisition of Capstone Partners, a top tier middle market investment bank and advisory firm. The transaction brings a national scale to serve middle market business owners throughout the corporate lifecycle, building on Huntington’s regional banking foundation. Capstone Partners related revenue, including mergers and acquisitions, capital raising and other advisory-related fees, is recognized within capital markets fees in the Consolidated Statements of Income.
Summary of 2022 Second Quarter Results Compared to 2021 Second Quarter
For the quarter, we reported net income of $539 million, or $0.35 per diluted common share, compared with a net loss of $15 million, or $0.05 per diluted common share, in the year-ago quarter. The 2022 second quarter reported net income benefited from the full-quarter impact of the TCF acquisition and organic growth, while the year-ago quarter was negatively impacted by the TCF acquisition initial provision for credit losses of $294 million, or $239 million after tax ($0.21 per diluted common share) in addition to acquisition-related expenses totaling $269 million, or $218 million after-tax ($0.19 per diluted common share).

2022 2Q Form 10-Q 5

Table of Content
Net interest income was $1.3 billion, up $423 million, or 50% from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $423 million, or 50%, from the year-ago quarter. The increase in FTE net interest income reflected the benefit from a $33.8 billion, or 27%, increase in average earning assets and a 49 basis point increase in the FTE NIM to 3.15%. Average earning assets growth included a $26.6 billion, or 30%, increase in average loans and leases and a $11.8 billion, or 38%, increase in average securities. The year-over-year increase in NIM was primarily due to improvements in yields on earning assets largely driven by the Federal Reserve's rate increases in addition to the 2021 second quarter unfavorable impact from the $55 million mark-to-market of interest rate caps.
The provision for credit losses decreased $144 million from the year-ago quarter to $67 million in the 2022 second quarter. The decrease in provision for credit losses was primarily due to the TCF acquisition initial provision for credit losses of $294 million recognized in the year-ago quarter, partially offset by loan and lease growth. The ACL decreased $154 million from the year-ago quarter to $2.2 billion in the 2022 second quarter to 1.87% of total loans and leases, compared to $2.3 billion, or 2.09% of total loans and leases. The decrease in ACL as a percentage of total loans and leases was driven by overall improved credit quality over the last year while recognizing the near-term recessionary risks. NCOs decreased $54 million from the year-ago-quarter to $8 million. Total NCOs represented an annualized 0.03% of average loans and leases in the current quarter, down from 0.28% in the year-ago quarter.
Noninterest income was $485 million, an increase of $41 million, or 9%, and noninterest expense decreased $54 million, or 5%, from the year-ago quarter. The increase to noninterest income was primarily due to the full-quarter benefit from the TCF acquisition, completed in June 2021. The decrease to noninterest expense was primarily due to a reduction in acquisition-related expenses of $245 million and execution of cost reduction initiatives, partially offset by the full-quarter impact from the TCF acquisition.
The tangible common equity to tangible assets ratio was 5.80% at June 30, 2022, down 108 basis points from December 31, 2021, primarily due to a decrease in tangible common equity related to higher interest rates causing a decrease in accumulated other comprehensive income and the impact from the acquisitions of Capstone Partners and Torana, partially offset by earnings. CET1 risk-based capital ratio was 9.05%, down from 9.33% from December 31, 2021. The regulatory Tier 1 risk-based capital ratio was 10.63% compared to 10.99% at December 31, 2021. The decrease in regulatory capital ratios was primarily driven by risk-weighted assets growth and goodwill recognized, partially offset by earnings.
During the first six months of 2022, Huntington repurchased no shares of common stock under the current repurchase authorization which began the third quarter of 2021 and expired June 30, 2022. As of June 30, 2022, the end of the current repurchase authorization, Huntington completed $650 million of the share repurchase authorization.
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
6 Huntington Bancshares Incorporated

Table of Content
Huntington reacted quickly to the changes required by the pandemic as a result of the commitment and flexibility of our colleagues coupled with well-prepared business continuity plans. We continue to make progress welcoming more of our colleagues back to the office as part of our Coming Back Together plan. We offer Workplace Flex to help employees achieve work/life harmony in support of the business. We achieve this with flexible work arrangements, parental leave, and other health, wellness and financial benefits and services that assist employees and their families. We continue to monitor the impact of the virus and current government guidelines.
Economy
Growth in economic activity and demand for goods and services, alongside labor shortages, supply chain complications and geopolitical matters, have contributed to rising inflation. In response, the FRB has raised interest rates and began reducing the size of its balance sheet. Furthermore, the FRB signaled that it would continue to implement these policy actions in order to bring inflation down. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as an economic slowdown or recession.
We delivered positive results this quarter, driven by continued execution of strategic initiatives in addition to loan and lease and revenue growth. Further, we added capabilities through the acquisitions of Capstone Partners and Torana during the quarter. Additionally, we saw net interest income expansion, average deposit growth and demonstrated disciplined expense management. Credit continues to perform well in keeping with our aggregate moderate-to-low risk profile through-the-cycle. Through our disciplined and proactive approach, we believe Huntington is well positioned to manage through the uncertainty in the macroeconomic environment. We remain focused on delivering profitable growth.
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

2022 2Q Form 10-Q 7

Table of Content

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	June 30,	June 30,	Change
(amounts in millions, except per share data)	2022	2021	Amount	Percent
Interest income	$1,331	$935	$396	42%
Interest expense	70	97	(27)	(28)
Net interest income	1,261	838	423	50
Provision for credit losses	67	211	(144)	(68)
Net interest income after provision for credit losses	1,194	627	567	90
Service charges on deposit accounts	105	88	17	19
Card and payment processing income	96	80	16	20
Mortgage banking income	44	67	(23)	(34)
Trust and investment management services	63	56	7	13
Capital markets fees	54	35	19	54
Insurance income	27	25	2	8
Leasing revenue	27	12	15	NM
Bank owned life insurance income	11	16	(5)	(31)
Gain on sale of loans	12	3	9	NM
Net gains on sales of securities	—	10	(10)	(100)
Other noninterest income	46	52	(6)	(12)
Total noninterest income	485	444	41	9
Personnel costs	577	592	(15)	(3)
Outside data processing and other services	153	162	(9)	(6)
Net occupancy	58	72	(14)	(19)
Equipment	61	55	6	11
Professional services	19	48	(29)	(60)
Marketing	24	15	9	60
Deposit and other insurance expense	20	8	12	150
Amortization of intangibles	13	11	2	18
Lease financing equipment depreciation	11	5	6	120
Other noninterest expense	82	104	(22)	(21)
Total noninterest expense	1,018	1,072	(54)	(5)
Income (loss) before income taxes	661	(1)	662	NM
Provision for income taxes	120	14	106	NM
Income (loss) after income taxes	541	(15)	556	NM
Income attributable to non-controlling interest	2	—	2	NM
Net income (loss) attributable to Huntington Bancshares Inc	539	(15)	554	NM
Dividends on preferred shares	28	43	(15)	(35)
Net income (loss) applicable to common shares	$511	$(58)	$569	NM
Average common shares—basic	1,441	1,125	316	28
Average common shares—diluted	1,463	1,125	338	30
Net income per common share—basic	$0.35	$(0.05)	$0.40	NM
Net income per common share—diluted	0.35	(0.05)	0.40	NM
Return on average total assets	1.22%	(0.05)%
Return on average common shareholders’ equity	12.8	(1.9)
Return on average tangible common shareholders’ equity (1)	19.9	(2.1)
Net interest margin (2)	3.15	2.66
Efficiency ratio (3)	57.3	83.1
Effective tax rate	18.1	(2,353.3)
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,261	$838	$423	50
FTE adjustment	6	6	—	—
Net interest income, FTE (non-GAAP) (2)	1,267	844	423	50
Noninterest income	485	444	41	9
Total revenue, FTE (non-GAAP) (2)	$1,752	$1,288	$464	36
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

8 Huntington Bancshares Incorporated

Table of Content

Table 2 - Selected Year to Date Income Statement Data

	Six Months Ended June 30,		Change
(amounts in millions, except per share data)	2022	2021	Amount	Percent
Interest income	$2,526	$1,804	$722	40%
Interest expense	119	(6)	125	NM
Net interest income	2,407	1,810	597	33
Provision for credit losses	92	151	(59)	(39)
Net interest income after provision for credit losses	2,315	1,659	656	40
Service charges on deposit accounts	202	157	45	29
Card and payment processing income	182	145	37	26
Mortgage banking income	93	167	(74)	(44)
Trust and investment management services	128	108	20	19
Capital markets fees	96	64	32	50
Insurance income	58	52	6	12
Leasing revenue	62	16	46	NM
Bank owned life insurance income	28	32	(4)	(13)
Gain on sale of loans	40	6	34	NM
Net gains on sales of securities	—	10	(10)	(100)
Other noninterest income	95	82	13	16
Total noninterest income	984	839	145	17
Personnel costs	1,157	1,060	97	9
Outside data processing and other services	318	277	41	15
Net occupancy	122	114	8	7
Equipment	142	101	41	41
Professional services	38	65	(27)	(42)
Marketing	45	29	16	55
Deposit and other insurance expense	38	16	22	138
Amortization of intangibles	27	21	6	29
Lease financing equipment depreciation	25	5	20	NM
Other noninterest expense	159	177	(18)	(10)
Total noninterest expense	2,071	1,865	206	11
Income before income taxes	1,228	633	595	94
Provision for income taxes	225	116	109	94
Income after income taxes	1,003	517	486	94
Income attributable to non-controlling interest	4	—	4	100
Net income attributable to Huntington Bancshares Inc	999	517	482	93
Dividends on preferred shares	56	74	(18)	(24)
Net income applicable to common shares	$943	$443	$500	113%

Average common shares—basic	1,440	1,071	369	34%
Average common shares—diluted	1,464	1,094	370	34
Net income per common share—basic	$0.65	$0.41	$0.24	59
Net income per common share—diluted	0.64	0.40	0.24	60

Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$2,407	$1,810	$597	33%
FTE adjustment	14	12	2	17
Net interest income, FTE (non-GAAP) (1)	2,421	1,822	599	33
Noninterest income	984	839	145	17
Total revenue, FTE (non-GAAP) (1)	$3,405	$2,661	$744	28%
(1)On an FTE basis assuming a 21% tax rate.

2022 2Q Form 10-Q 9

Table of Content
Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 3 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin
	Three Months Ended
	June 30, 2022			June 30, 2021			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (2)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$3,532	$7	0.80%	$7,636	$2	0.11%	$(4,104)	(54)%
Interest-bearing deposits in banks	161	1	1.32	319	—	0.01	(158)	(50)
Securities:
Trading account securities	30	1	3.99	48	1	2.96	(18)	(38)
Available-for-sale securities:
Taxable	21,672	123	2.25	20,096	67	1.34	1,576	8
Tax-exempt	2,859	19	2.71	2,832	17	2.42	27	1
Total available-for-sale securities	24,531	142	2.30	22,928	84	1.47	1,603	7
Held-to-maturity securities—taxable	17,234	90	2.10	7,280	35	1.94	9,954	137
Other securities	755	6	3.62	479	2	1.72	276	58
Total securities	42,550	239	2.24	30,735	122	1.59	11,815	38
Loans held for sale	1,033	10	4.08	1,294	9	2.79	(261)	(20)
Loans and leases: (3)
Commercial:
Commercial and industrial	42,689	415	3.84	34,126	319	3.70	8,563	25
Commercial real estate	15,276	131	3.41	9,083	72	3.13	6,193	68
Lease financing	4,919	61	4.98	2,798	36	5.00	2,121	76
Total commercial	62,884	607	3.83	46,007	427	3.67	16,877	37
Consumer:
Residential mortgage	20,527	158	3.09	13,768	104	3.04	6,759	49
Automobile	13,557	115	3.40	12,793	115	3.62	764	6
Home equity	10,373	115	4.44	9,375	89	3.79	998	11
RV and marine	5,317	55	4.12	4,447	46	4.13	870	20
Other consumer	1,291	30	9.08	1,004	27	10.61	287	29
Total consumer	51,065	473	3.70	41,387	381	3.69	9,678	23
Total loans and leases	113,949	1,080	3.77	87,394	808	3.68	26,555	30
Allowance for loan and lease losses	(2,053)			(1,828)			(225)	(12)
Net loans and leases	111,896			85,566			26,330	31
Total earning assets	161,225	1,337	3.33	127,378	941	2.96	33,847	27
Cash and due from banks	1,669			1,106			563	51
Goodwill and other intangible assets	5,613			3,055			2,558	84
All other assets	10,107			8,119			1,988	24
Total assets	$176,561			$137,830			$38,731	28%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$41,712	$11	0.10%	$29,729	$4	0.04%	$11,983	40%
Money market deposits	33,791	8	0.09	28,124	4	0.06	5,667	20
Savings and other domestic deposits	21,683	1	0.02	15,190	2	0.04	6,493	43
Core certificates of deposit (4)	2,228	—	0.07	1,832	1	0.19	396	22
Other domestic deposits of $250,000 or more	225	—	0.23	259	—	0.26	(34)	(13)
Negotiable CDs, brokered and other deposits	2,981	5	0.72	2,986	1	0.16	(5)	—
Total interest-bearing deposits	102,620	25	0.10	78,120	12	0.06	24,500	31
Short-term borrowings	2,103	7	1.40	241	—	0.47	1,862	NM
Long-term debt (5)	7,024	38	2.16	6,887	85	4.97	137	2
Total interest-bearing liabilities	111,747	70	0.25	85,248	97	0.45	26,499	31
Demand deposits—noninterest-bearing	42,388			34,558			7,830	23
All other liabilities	4,168			2,608			1,560	60
Total Huntington Bancshares Inc shareholders’ equity	18,228			15,410			2,818	18
Non-controlling interest	30			6			24	NM
Total equity	18,258			15,416			2,842	18
Total liabilities and shareholders’ equity	$176,561			$137,830			$38,731	28%
Net interest rate spread			3.08			2.51
Impact of noninterest-bearing funds on margin			0.07			0.15
Net interest margin/NII (FTE)		$1,267	3.15%		$844	2.66%
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
(5)    Reflects the net mark-to-market impact of interest rate caps, a detriment of $55 million, or 318 bps, for the three-month period ended June 30, 2021. There was no impact for the three-month period ended June 30, 2022.
10 Huntington Bancshares Incorporated

Table of Content
2022 Second Quarter versus 2021 Second Quarter
Net interest income for the 2022 second quarter increased $423 million, or 50%, from the 2021 second quarter. FTE net interest income, a non-GAAP financial measure, for the 2022 second quarter increased $423 million, or 50%, from the 2021 second quarter. The increase in FTE net interest income reflects the benefit of a $33.8 billion, or 27%, increase in average total earning assets and a 49 basis point increase in the FTE NIM to 3.15%. The increase in average total earning assets included a $26.6 billion, or 30%, increase in average loans and leases and a $11.8 billion, or 38%, increase in average securities. Average balances across earning asset categories for the 2022 second quarter reflect the full-quarter impact of the TCF acquisition in addition to organic growth. The increase in average securities was additionally driven by the redeployment of excess liquidity into securities in the second half of 2021.
The NIM expansion was primarily due to improvements in yields on earning assets driven by the Federal Reserve’s rate increases in addition to the 2021 second quarter unfavorable impact from the $55 million mark-to-market of interest rate caps.
Net interest income for the 2022 second quarter included $16 million of net interest income from purchase accounting accretion and $5 million in accelerated PPP loan fees recognized upon forgiveness payments from the SBA, compared to $9 million and $30 million, respectively, in the 2021 second quarter.
2022 2Q Form 10-Q 11

Table of Content

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin
	Six months ended
	June 30, 2022			June 30, 2021			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (2)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$5,354	$10	0.38%	$6,855	$4	0.11%	$(1,501)	(22)%
Interest-bearing deposits in banks	168	1	0.71	248	—	0.03	(80)	(32)
Securities:
Trading account securities	38	1	3.63	50	1	3.32	(12)	(24)
Available-for-sale securities:
Taxable	22,931	213	1.85	17,476	116	1.33	5,455	31
Tax-exempt	2,873	41	2.86	2,742	34	2.46	131	5
Total available-for-sale securities	25,804	254	1.96	20,218	150	1.48	5,586	28
Held-to-maturity securities—taxable	15,902	156	1.97	7,772	77	1.98	8,130	105
Other securities	860	11	2.64	447	4	1.69	413	92
Total securities	42,604	422	1.98	28,487	232	1.63	14,117	50
Loans held for sale	1,137	20	3.58	1,343	18	2.71	(206)	(15)
Loans and leases: (3)
Commercial:
Commercial and industrial	42,047	807	3.82	33,145	634	3.80	8,902	27
Commercial real estate	15,170	245	3.22	8,134	121	2.96	7,036	87
Lease financing	4,915	122	4.95	2,500	64	5.08	2,415	97
Total commercial	62,132	1,174	3.76	43,779	819	3.72	18,353	42
Consumer:
Residential mortgage	20,019	304	3.04	12,936	199	3.08	7,083	55
Automobile	13,510	227	3.39	12,729	231	3.67	781	6
Home equity	10,394	217	4.21	9,093	169	3.75	1,301	14
RV and marine	5,210	107	4.14	4,320	90	4.21	890	21
Other consumer	1,288	58	9.02	988	54	10.89	300	30
Total consumer	50,421	913	3.64	40,066	743	3.73	10,355	26
Total loans and leases	112,553	2,087	3.71	83,845	1,562	3.73	28,708	34
Allowance for loan and lease losses	(2,050)			(1,818)			(232)	(13)
Net loans and leases	110,503			82,027			28,476	35
Total earning assets	161,816	2,540	3.17	120,778	1,816	3.03	41,038	34
Cash and due from banks	1,659			1,093			566	52
Goodwill and other intangible assets	5,598			2,618			2,980	114
All other assets	10,061			7,783			2,278	29
Total assets	$177,084			$130,454			$46,630	36%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$41,176	$14	0.07%	$28,279	$6	0.04%	$12,897	46%
Money market deposits	33,235	12	0.07	27,190	8	0.06	6,045	22
Savings and other domestic deposits	21,501	2	0.02	13,743	3	0.04	7,758	56
Core certificates of deposit (4)	2,393	1	0.10	1,487	3	0.36	906	61
Other domestic deposits of $250,000 or more	270	—	0.19	309	—	0.15	(39)	(13)
Negotiable CDs, brokered and other deposits	3,216	7	0.42	3,169	3	0.17	47	1
Total interest-bearing deposits	101,791	36	0.07	74,177	23	0.06	27,614	37
Short-term borrowings	3,408	14	0.83	224	—	0.34	3,184	NM
Long-term debt (5)	6,969	69	1.99	7,324	(29)	(0.78)	(355)	(5)
Total interest-bearing liabilities	112,168	119	0.21	81,725	(6)	(0.02)	30,443	37
Demand deposits—noninterest-bearing	42,177			31,841			10,336	32
All other liabilities	4,068			2,512			1,556	62
Total Huntington Bancshares Inc shareholders’ equity	18,644			14,373			4,271	30
Non-controlling interest	27			3			24	NM
Total equity	18,671			14,376			4,295	30
Total liabilities and shareholders’ equity	$177,084			$130,454			$46,630	36%
Net interest rate spread			2.96			3.05
Impact of noninterest-bearing funds on margin			0.06			(0.01)
Net interest margin/NII		$2,421	3.02%		$1,822	3.04%
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
(5)    Reflects the net mark-to-market impact of interest rate caps, a benefit of $89 million, or 244 bps, for the first six-month period of 2021. There was no impact for the first six-month period of 2022.

12 Huntington Bancshares Incorporated

Table of Content
2022 First Six Months versus 2021 First Six Months
Net interest income for the first six-month period of 2022 increased $597 million, or 33%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first six-month period of 2022 increased $599 million, or 33%, from the year-ago period. The increase in FTE net interest income reflected the benefit of a $41.0 billion, or 34%, increase in average total earning assets, partially offset by a 2 basis point decrease in the FTE net interest margin to 3.02%. The increase in average total earning assets included a $28.7 billion, or 34%, increase in average loans and leases and a $14.1 billion, or 50%, increase in average securities. Average balances across earning assets categories reflect the late second-quarter 2021 TCF acquisition in addition to organic growth. The increase in average securities was additionally driven by the redeployment of excess liquidity into securities in the second half of 2021.
The NIM compression was driven by the benefit from the $89 million net mark-to-market impact of interest rate caps in the prior year and the impact of lower accelerated PPP loan fees recognized upon forgiveness payments from the SBA in 2022, partially offset by improvements in yields on securities and the benefit from an increase in net interest income from purchase accounting accretion in 2022.
Net interest income for the first six-month period of 2022 included $35 million of net interest income from purchase accounting accretion and $16 million in accelerated PPP loan fees recognized upon forgiveness payments from the SBA, compared to $9 million and $75 million, respectively, in the year-ago period.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the credit allowance at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio and unfunded lending commitments.
The provision for credit losses for the 2022 second quarter was $67 million, a decrease of $144 million, compared to the 2021 second quarter. On a year-to-date basis, provision for credit losses for the first six-month period of 2022 was $92 million, a decrease of $59 million, or 39%, compared to the year-ago period. The decrease in provision expense over the prior year quarter and the prior year-to-date period was primarily attributed to the second quarter 2021 TCF acquisition initial provision for credit losses of $294 million ($234 million from loans and leases and $60 million from acquired unfunded lending commitments), partially offset by loan and lease growth. The components of the provision for credit losses were as follows:

Table 5 - Provision for Credit Losses
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollar amounts in millions)	2022	2021	2022	2021
Provision for loan and lease losses	$64	$145	$71	$98
Provision for unfunded lending commitments	3	66	17	53
Provision for securities	—	—	4	—
Total provision for credit losses	$67	$211	$92	$151
The ACL decreased $154 million from the year-ago quarter to $2.2 billion, or 1.87%, of total loans and leases, compared to $2.3 billion, or 2.09% of total loans and leases. The decrease in ACL as a percentage of total loans and leases was driven by overall improved credit quality over the last year while recognizing the near-term recessionary risks.
2022 2Q Form 10-Q 13

Table of Content
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
	Three Months Ended		2Q22 vs. 2Q21
	June 30,	June 30,	Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Service charges on deposit accounts	$105	$88	$17	19%
Card and payment processing income	96	80	16	20
Mortgage banking income	44	67	(23)	(34)
Trust and investment management services	63	56	7	13
Capital markets fees	54	35	19	54
Insurance income	27	25	2	8
Leasing revenue	27	12	15	125
Bank owned life insurance income	11	16	(5)	(31)
Gain on sale of loans	12	3	9	NM
Net gains on sales of securities	—	10	(10)	(100)
Other noninterest income	46	52	(6)	(12)
Total noninterest income	$485	$444	$41	9%

2022 Second Quarter versus 2021 Second Quarter
Noninterest income for the 2022 second quarter was $485 million, an increase of $41 million, or 9%, from the year-ago quarter. The increase in noninterest income for the 2022 second quarter was driven by the full-quarter impact from the TCF acquisition, completed in June 2021. Capital markets fees increased $19 million, or 54%, primarily reflecting higher interest rate derivative fees, underwriting and advisory fees, foreign exchange fees and loan syndication. Gain on sale of loans increased $9 million, primarily due to resuming the sale of SBA loans in 2022. Trust and investment management services increased $7 million, or 13%, reflecting continued strong sales and the TCF acquisition. All other increases were primarily a result of the impact of the TCF acquisition. Partially offsetting these increases, mortgage banking income decreased $23 million, or 34%, primarily reflecting lower secondary marketing spreads and lower salable volume. Net gains on sales of securities decreased $10 million as the 2021 second quarter included sales reflecting securities optimization following the acquisition of TCF.

Table 7 - Noninterest Income—2022 First Six Months Ended vs. 2021 First Six Months Ended
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Service charges on deposit accounts	$202	$157	$45	29%
Card and payment processing income	182	145	37	26
Mortgage banking income	93	167	(74)	(44)
Trust and investment management services	128	108	20	19
Capital markets fees	96	64	32	50
Insurance income	58	52	6	12
Leasing revenue	62	16	46	NM
Bank owned life insurance income	28	32	(4)	(13)
Gain on sale of loans	40	6	34	NM
Net gains on sales of securities	—	10	(10)	(100)
Other noninterest income	95	82	13	16
Total noninterest income	$984	$839	$145	17%
14 Huntington Bancshares Incorporated

Table of Content
Noninterest income for the first six-month period of 2022 increased $145 million, or 17%, from the year-ago period. The first six-month period of 2022 noninterest income across categories was driven by the full-period impact of the TCF acquisition, completed in June 2021. Gain on sale of loans increased $34 million, reflecting higher SBA loan sales resulting from the strategic decision to retain SBA loans on the balance sheet during 2021. Capital markets fees increased $32 million, or 50%, primarily reflecting higher interest rate derivative fees, foreign exchange fees, loan syndication fees and underwriting and advisory fees. Trust and investment management services increased $20 million, or 19%, primarily reflecting continued strong sales and the TCF acquisition. All other increases were primarily result of the impact of the TCF acquisition. These increases were partially offset by a decrease in mortgage banking of $74 million, or 44%, primarily reflecting lower secondary marketing spreads and lower salable volume, and a decrease in net gains on sales of securities of $10 million, as the prior year included sales reflecting securities optimization following the acquisition of TCF.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 8 - Noninterest Expense
	Three Months Ended		2Q22 vs. 2Q21
	June 30,	June 30,	Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Personnel costs	$577	$592	$(15)	(3)%
Outside data processing and other services	153	162	(9)	(6)
Net occupancy	58	72	(14)	(19)
Equipment	61	55	6	11
Professional services	19	48	(29)	(60)
Marketing	24	15	9	60
Deposit and other insurance expense	20	8	12	150
Amortization of intangibles	13	11	2	18
Lease financing equipment depreciation	11	5	6	120
Other noninterest expense	82	104	(22)	(21)
Total noninterest expense	$1,018	$1,072	$(54)	(5)%
Number of employees (average full-time equivalent)	19,866	17,018	2,848	17%
Impacts of acquisition-related expenses:

	Three Months Ended
	June 30,	June 30,
(dollar amounts in millions)	2022	2021
Personnel costs	$2	$110
Outside data processing and other services	12	33
Net occupancy	6	35
Equipment	—	3
Professional services	1	36
Deposit and other insurance expense	1	—
Other noninterest expense	2	52
Total noninterest expense adjustments	$24	$269
2022 Second Quarter versus 2021 Second Quarter
Noninterest expense for the 2022 second quarter was $1.0 billion, a decrease of $54 million, or 5%, from the year-ago quarter, primarily reflecting a $245 million decrease in acquisition-related expenses and execution of cost reduction initiatives, partially offset by the full-quarter impact of the TCF acquisition, completed in June 2021.

15

Table of Content

Table 9 - Noninterest Expense—2022 First Six Months Ended vs. 2021 First Six Months Ended

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Personnel costs	$1,157	$1,060	$97	9%
Outside data processing and other services	318	277	41	15
Net occupancy	122	114	8	7
Equipment	142	101	41	41
Professional services	38	65	(27)	(42)
Marketing	45	29	16	55
Deposit and other insurance expense	38	16	22	138
Amortization of intangibles	27	21	6	29
Lease financing equipment depreciation	25	5	20	NM
Other noninterest expense	159	177	(18)	(10)
Total noninterest expense	$2,071	$1,865	$206	11%
Impacts of TCF acquisition-related expenses:

	Six Months Ended June 30,
(dollar amounts in millions)	2022	2021
Personnel costs	$7	$110
Outside data processing and other services	37	41
Net occupancy	16	38
Equipment	2	4
Professional services	3	44
Deposit and other insurance expense	1
Other noninterest expense	4	53
Total noninterest expense adjustments	$70	$290
Noninterest expense increased $206 million, or 11%, from the year-ago period, primarily reflecting the full-period impact of the TCF acquisition, partially offset by a $220 million decrease in acquisition-related expenses and execution of cost reduction initiatives. Equipment expense increased $41 million, or 41%, primarily reflecting the impact of the TCF acquisition and timing of technology equipment purchases and amortization. Marketing expense increased $16 million, or 55%, primarily reflecting investment in new product launches and expanding brand marketing. All other increases were primarily a result of the impact of the TCF acquisition. Professional services expense decreased $27 million, or 42%, and other noninterest expense decreased $18 million, or 10%, both primarily reflecting decreases in acquisition-related expense, partially offset by the impact of the TCF acquisition.
Provision for Income Taxes
The provision for income taxes in the 2022 second quarter was $120 million, compared to $14 million in the 2021 second quarter. The provision for income taxes for the six-month periods ended June 30, 2022 and June 30, 2021 was $225 million and $116 million, respectively. All periods included the benefits from general business credits, capital losses, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rates for the 2022 second quarter and 2021 second quarter were 18.1% and (2,353.3)%, respectively. Excluding TCF acquisition-related expense of $269 million, the related tax benefit of $51 million and discrete tax expenses of $16 million, the 2021 second quarter effective tax rate would have been 18.8%. The effective tax rates for the six-month periods ended June 30, 2022 and June 30, 2021 were 18.3% and 18.5%, respectively.
The net federal deferred tax asset was $401 million and the net state deferred tax asset was $49 million at June 30, 2022.
16 Huntington Bancshares Incorporated

Table of Content
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
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 4 “Investment Securities and Other Securities” of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, and floors, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
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
2022 2Q Form 10-Q 17

Table of Content
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2021 Annual Report on Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	June 30, 2022		December 31, 2021
Commercial:
Commercial and industrial	$43,440	38%	$41,688	37%
Commercial real estate	15,695	13	14,961	14
Lease financing	5,043	4	5,000	4
Total commercial	64,178	55	61,649	55
Consumer:
Residential mortgage	21,220	18	19,256	17
Automobile	13,622	12	13,434	12
Home equity	10,426	9	10,550	9
RV and marine	5,453	5	5,058	5
Other consumer	1,322	1	1,320	2
Total consumer	52,043	45	49,618	45
Total loans and leases	$116,221	100%	$111,267	100%
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
18 Huntington Bancshares Incorporated

Table of Content
The table below provides our total loan and lease portfolio by industry type.

Table 11 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	June 30, 2022		December 31, 2021
Commercial loans and leases:
Real estate and rental and leasing	$14,856	13%	$14,287	13%
Retail trade (1)	7,879	7	6,709	6
Manufacturing	7,766	6	7,401	7
Finance and insurance	5,493	5	4,595	4
Health care and social assistance	4,470	4	4,733	4
Wholesale Trade	4,453	4	4,067	4
Accommodation and food services	3,423	3	3,778	3
Transportation and warehousing	3,133	3	3,096	3
Other services	1,986	2	2,119	2
Professional, scientific, and technical services	1,874	2	1,975	2
Construction	1,715	1	1,980	2
Arts, entertainment, and recreation	1,474	1	1,495	1
Admin./Support/Waste Mgmt. and Remediation Services	1,240	1	1,285	1
Utilities	988	1	932	1
Information	918	1	870	1
Public administration	688	1	713	1
Educational services	559	—	657	—
Agriculture, forestry, fishing and hunting	424	—	453	—
Mining, quarrying, and oil and gas extraction	276	—	358	—
Management of companies and enterprises	94	—	130	—
Unclassified/other	469	—	16	—
Total commercial loans and leases by industry category	64,178	55	61,649	55
Residential mortgage	21,220	18	19,256	17
Automobile	13,622	12	13,434	12
Home equity	10,426	9	10,550	9
RV and marine	5,453	5	5,058	5
Other consumer loans	1,322	1	1,320	2
Total loans and leases	$116,221	100%	$111,267	100%
(1)    Amounts include $1.8 billion and $1.5 billion of auto dealer services loans at June 30, 2022 and December 31, 2021, respectively.
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
Credit quality performance in the 2022 second quarter reflected NCOs of $8 million, or 0.03% of average total loans and leases, annualized, a decrease of $54 million, compared to $62 million, or 0.28%, in the year-ago quarter. The decrease was driven by a $70 million reduction in Commercial NCOs resulting in net recoveries of $11 million in 2022 second quarter, partially offset by a $16 million increase in Consumer NCOs. NPAs decreased from December 31, 2021 by $68 million, or 9%, largely driven by decreases in commercial and industrial and lease financing NALs.
2022 2Q Form 10-Q 19

Table of Content
NPAs and NALs
(This section should be read in conjunction with Note 5 “Loans / Leases” and Note 6 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2021 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $463 million of commercial related NALs at June 30, 2022, $300 million, or 65%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail.

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Nonaccrual loans and leases (NALs):
Commercial and industrial	$324	$370
Commercial real estate	117	104
Lease financing	22	48
Residential mortgage	111	111
Automobile	4	3
Home equity	78	79
RV and marine	1	1
Total nonaccrual loans and leases	657	716
Other real estate, net:
Residential	11	8
Commercial	—	1
Total other real estate, net	11	9
Other NPAs (1)	14	25
Total nonperforming assets	$682	$750

Nonaccrual loans and leases as a % of total loans and leases	0.57%	0.64%
NPA ratio (2)	0.59	0.67
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.

ACL
(This section should be read in conjunction with Note 6 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.)
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

20 Huntington Bancshares Incorporated

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
The baseline scenario used for the 2022 second quarter assumes that the Russian invasion will not spread beyond Ukraine and the resulting disruptions to the oil, natural gas and other commodity markets will be limited and temporary. The overnight federal funds rate is forecast to average 2.1% in fourth quarter 2022 as the Federal Reserve looks to address the rising inflation. This rate is expected to peak at 2.75% prior to the expectation that the fed would start to cut rates in late 2024.
The table below is intended to show how the forecasted path of unemployment rate and GDP has changed since the end of 2021:

Table 13 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2021	2022		2023
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2021	4.5%	3.7%	3.5%	3.5%	3.5%
1Q 2022	N/A	3.7	3.4	3.4	3.4
2Q 2022	N/A	3.5	3.3	3.4	3.5

Gross Domestic Product (1)
4Q 2021	6.6%	3.6%	2.5%	2.9%	2.8%
1Q 2022	N/A	6.1	2.5	2.9	2.9
2Q 2022	N/A	3.6	2.7	2.3	2.6

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including those related to geopolitical instability, and current inflation levels considering multiple macroeconomic forecasts that reflected a range of possible outcomes in order to address such uncertainty. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact the current inflation levels and attempts to lower inflation through Federal Reserve rate actions will have on the economy remains uncertain.
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2022 ACL included a general reserve that consists of various risk profile components, including profiles related to the potential economic impact of a near-term recession as the Federal Reserve raises interest rates attempting to lower inflation, and the commercial real estate portfolio, to capture uncertainty not addressed within the quantitative transaction reserve.
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
2022 2Q Form 10-Q 21

Table of Content
The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (See Note 1 “Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K.)
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. For more information, including the ALLL and AULC activity by portfolio segment, refer to Note 6 “Allowance for Credit Losses” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
The table below reflects the allocation of our ALLL among our various loan categories and the reported ACL:

Table 14 - Allocation of Allowance for Credit Losses (1)

(dollar amounts in millions)	June 30, 2022		December 31, 2021
ALLL
Commercial
Commercial and industrial	$804	38%	$832	37%
Commercial real estate	498	13	586	14
Lease financing	40	4	44	4
Total commercial	1,342	55	1,462	55
Consumer
Residential mortgage	177	18	145	17
Automobile	146	12	108	12
Home equity	131	9	88	9
RV and marine	147	5	105	5
Other consumer	131	1	122	2
Total consumer	732	45	568	45
Total ALLL	2,074	100%	2,030	100%
AULC	94		77
Total ACL	$2,168		$2,107
Total ALLL as a % of
Total loans and leases		1.78%		1.82%
Nonaccrual loans and leases		316		284
NPAs		304		271
Total ACL as % of
Total loans and leases		1.87%		1.89%
Nonaccrual loans and leases		330		294
NPAs		318		281
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At June 30, 2022, the ACL was $2.2 billion, or 1.87% of total loans and leases, compared to $2.1 billion, or 1.89%, at December 31, 2021. The decrease in ACL as a percentage of total loans and leases reflects overall improved credit quality while recognizing the near-term recessionary risks, while the increase in the total ACL was driven by loan and lease growth.
22 Huntington Bancshares Incorporated

Table of Content
NCOs
The table below reflects NCO detail for the three-month periods ended June 30, 2022 and 2021:

Table 15 - Quarterly Net Charge-off Analysis
	Three Months Ended
	June 30,	June 30,
(dollar amounts in millions)	2022	2021
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$(4)	$37
Commercial real estate	(4)	17
Lease financing	(3)	5
Total commercial	(11)	59
Consumer:
Residential mortgage	(1)	—
Automobile	—	(4)
Home equity	(2)	(1)
RV and marine	1	—
Other consumer	21	8
Total consumer	19	3
Total net charge-offs	$8	$62

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	(0.04)%	0.43%
Commercial real estate	(0.11)	0.69
Lease financing	(0.24)	0.93
Total commercial	(0.07)	0.51
Consumer:
Residential mortgage	(0.02)	—
Automobile	—	(0.13)
Home equity	(0.08)	(0.08)
RV and marine	0.10	0.02
Other consumer	6.60	3.26
Total consumer	0.15	0.02
Net charge-offs as a % of average loans and leases	0.03%	0.28%
2022 Second Quarter versus 2021 Second Quarter
NCOs were an annualized 0.03% of average loans and leases in the current quarter, down from 0.28% in the 2021 second quarter. NCOs for the commercial portfolios showed improvement, with annualized net recoveries of 0.07% in the current quarter compared to annualized net charge-offs of 0.51% in the year-ago quarter. Consumer charge-offs were higher in the quarter, compared to the year-ago quarter.

2022 2Q Form 10-Q 23

Table of Content
The table below reflects NCO detail for the six-month periods ended June 30, 2022 and 2021:

Table 16 - Year to Date Net Charge-off Analysis
(dollar amounts in millions)
	Six months ended June 30,
	2022	2021
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$(27)	$65
Commercial real estate	4	14
Lease financing	2	29
Total commercial	(21)	108
Consumer:
Residential mortgage	(1)	—
Automobile	—	(2)
Home equity	(3)	(1)
RV and marine	4	3
Other consumer	48	18
Total consumer	48	18
Total net charge-offs	$27	$126
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	(0.13)%	0.39%
Commercial real estate	0.05	0.32
Lease financing	0.08	2.42
Total commercial	(0.07)	0.49
Consumer:
Residential mortgage	(0.01)	0.01
Automobile	—	(0.04)
Home equity	(0.05)	(0.03)
RV and marine	0.15	0.15
Other consumer	7.53	3.62
Total consumer	0.19	0.09
Net charge-offs as a % of average loans	0.05%	0.30%

2022 First Six Months versus 2021 First Six Months
NCOs decreased $99 million in the first six-month period of 2022 to $27 million. NCOs for the commercial portfolios showed improvement, with annualized net recoveries of 0.07% in the current period compared to annualized net charge-offs of 0.49% in the year-ago period. Consumer charge-offs were higher in the period, compared to the year-ago period.
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
24 Huntington Bancshares Incorporated

Table of Content
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

Table 17 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200
June 30, 2022	-2.1	3.0	6.0
December 31, 2021	-2.4	4.6	8.9
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual “ramp” +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next twelve months, as well as an immediate parallel “shock” scenario of -25 basis points.
The NII at Risk shows that the balance sheet is asset sensitive at both June 30, 2022, and December 31, 2021. The change in sensitivity is primarily driven by changes in market interest rate expectations, and the size and mix of the balance sheet.

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200
June 30, 2022	0.9	-5.1	-11.6
December 31, 2021	-0.1	-1.5	-5.6
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel “shock” scenarios.
As of June 30, 2022, EVE at risk sensitivities have increased since December 31, 2021. The change in sensitivity from December 31, 2021 was driven primarily by changes in the spot market rate curve extending the duration of the securities portfolio and shortening the duration of liabilities.
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
2022 2Q Form 10-Q 25

Table of Content
Use of Derivatives to Manage Interest Rate Risk
An integral component of our interest rate risk management strategy is the use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that we may use as part of our interest rate risk management strategy include interest rate swaps, caps and floors, collars, forward contracts, and forward starting interest rate swaps.
Table 19 shows all swap, collar and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 “Derivative Financial Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements.
The following tables present additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at June 30, 2022 and December 31, 2021.

Table 19 - Weighted-Average Maturity, Receive Rate and SOFR/LIBOR Reset Rate on Asset Liability Management Instruments
	June 30, 2022
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$7,875	1.91	$(282)	1.21%	1.22%
Receive Fixed - Pay SOFR (1)	4,500	3.49	(80)	2.31	0.91
Pay Fixed - Receive 1 month LIBOR (2)	3,615	5.37	339	0.88	1.58
Pay Fixed - Receive SOFR	326	7.42	29	1.44	0.79
Receive Fixed - Pay SOFR - forward starting	150	4.89	(2)	2.49	—
Pay Fixed - Receive 1 month LIBOR - forward starting (3)	4,500	3.68	288	0.98	—
Pay Fixed - Receive SOFR - forward starting (3)	1,403	5.23	41	1.87	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	2.35	(26)	2.01	1.24
Receive Fixed - Pay SOFR (1)	3,550	4.14	(49)	2.27	0.56
Purchased swaption collars
Purchased Interest Rate Swaption Collars (4)	2,000	0.43	7	2.46 / 3.76	—
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (5)	230	3.16	—	1.58	1.52
Pay Fed Fund - Receive SOFR (economic hedges) (5)	41	0.48	—	1.51	1.58
Total swap portfolio (6)	$29,620		$265

26 Huntington Bancshares Incorporated

Table of Content

	December 31, 2021
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$10,775	1.88	$58	1.38%	0.11%
Pay Fixed - Receive 1 month LIBOR (2)	1,625	8.83	34	1.08	0.10
Pay Fixed - Receive SOFR	67	7.98	—	1.32	—
Receive Fixed - Pay 1 month LIBOR - forward starting (3)	6,500	3.97	78	0.90	—
Pay Fixed - Receive SOFR - forward starting (7)	36	7.32	—	1.29	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,928	2.16	54	2.13	0.10
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (5)	230	3.66	—	0.08	0.06
Pay Fed Fund - Receive SOFR (economic hedges) (5)	41	0.98	—	0.05	0.08
Total swap portfolio	$21,202		$224

	December 31, 2021
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$375	0.06	$2	1.93%	0.10%
Total floors portfolio	$375		$2
(1)SOFR based swaps compound on a daily-basis.
(2)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(3)Forward starting swaps effective starting from April 2022 to February 2023.
(4)The weighted average fixed rates for the swaption collars are the weighted average strike rates for the upper and lower bounds of the collars.
(5)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(6)LIBOR swap instruments that remain outstanding in July 2023 will transition to a SOFR-based rate.
(7)Forward starting swaps effective starting from January 2022 to February 2023.

MSRs
(This section should be read in conjunction with Note 7 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2022, we had a total of $463 million of capitalized MSRs representing the right to service $31.7 billion in mortgage loans.
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
2022 2Q Form 10-Q 27

Table of Content
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section appearing in Huntington’s 2021 Annual Report on Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at June 30, 2022. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $12.9 billion as of June 30, 2022.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At June 30, 2022, these core deposits funded 79% of total assets (122% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $27 million and $29 million at June 30, 2022 and December 31, 2021, respectively.
The following table reflects deposit composition detail.

Table 20 - Deposit Composition
	June 30,		December 31,
(dollar amounts in millions)	2022		2021
By Type:
Demand deposits—noninterest-bearing	$42,131	29%	$43,236	30%
Demand deposits—interest-bearing	41,433	28	39,837	28
Money market deposits	34,257	24	32,522	23
Savings and other domestic deposits	21,583	15	21,088	15
Core certificates of deposit (1)	2,103	1	2,740	2
Total core deposits:	141,507	97	139,423	98
Other domestic deposits of $250,000 or more	221	—	359	—
Negotiable CDs, brokered and other deposits	3,707	3	3,481	2
Total deposits	$145,435	100%	$143,263	100%
Total core deposits:
Commercial	$63,629	45%	$61,521	44%
Consumer	77,878	55	77,902	56
Total core deposits	$141,507	100%	$139,423	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $91.3 billion at June 30, 2022.
At June 30, 2022, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and to support borrowing capacity totaled $28.7 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at June 30, 2022.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding for both the Bank and parent company totaled $14.8 billion at June 30, 2022, compared to $11.3 billion at December 31, 2021. The increase from year-end is primarily due to issuances of short-term FHLB advances and senior debt, partially offset by repayment of maturing debt instruments.
At June 30, 2022, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
28 Huntington Bancshares Incorporated

Table of Content
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
The parent company had $3.0 billion and $2.8 billion at June 30, 2022 and December 31, 2021 in cash and cash equivalents, respectively.
On July 20, 2022, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on October 3, 2022, to shareholders of record on September 19, 2022. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on July 20, 2022, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G and Series H Preferred Stock dividend payable on October 17, 2022 to shareholders of record on October 1, 2022. On June 17, 2022, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on September 1, 2022 to shareholders of record on August 15, 2022. Total cash demands required for Series B, Series E, Series F, Series G, Series H and Series I are expected to be approximately $28 million per quarter.
During the first six months of 2022, the Bank paid preferred and common dividends to the parent company of $22 million and $458 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities.
At June 30, 2022, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, caps and floors, collars, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
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
We actively monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. Cybersecurity threats have increased, primarily through phishing campaigns. We are actively monitoring our email gateways for malicious phishing email campaigns. We have also increased our cybersecurity and fraud monitoring activities through the implementation of specific monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce has the option to work remotely.
2022 2Q Form 10-Q 29

Table of Content
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
Capital
We consider disciplined capital management as a key objective. Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing our overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
30 Huntington Bancshares Incorporated

Table of Content
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 21 - Regulatory Capital Data (1)
(dollar amounts in millions)		June 30, 2022	December 31, 2021
Total risk-weighted assets	Consolidated	$137,841	$131,266
	Bank	137,441	130,597
CET 1 risk-based capital	Consolidated	12,478	12,249
	Bank	13,813	13,261
Tier 1 risk-based capital	Consolidated	14,654	14,426
	Bank	15,005	14,445
Tier 2 risk-based capital	Consolidated	3,003	2,821
	Bank	2,210	1,982
Total risk-based capital	Consolidated	17,657	17,246
	Bank	17,215	16,427
CET 1 risk-based capital ratio	Consolidated	9.05%	9.33%
	Bank	10.05	10.15
Tier 1 risk-based capital ratio	Consolidated	10.63	10.99
	Bank	10.92	11.06
Total risk-based capital ratio	Consolidated	12.81	13.14
	Bank	12.53	12.58
Tier 1 leverage ratio	Consolidated	8.46	8.56
	Bank	8.68	8.60
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of June 30, 2022, we have phased in 25% of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.
At June 30, 2022, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The decrease in regulatory capital ratios was primarily driven by risk-weighted asset growth and goodwill recognized during the quarter, partially offset by earnings.
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
Shareholders’ equity totaled $18.0 billion at June 30, 2022, a decrease of $1.3 billion or 7% when compared with December 31, 2021. The decrease was primarily driven by higher interest rates causing a decrease in accumulated other comprehensive income, partially offset by earnings, net of dividends.
Huntington is authorized to make capital distributions that are consistent with the requirements in the FRB’s capital rule, inclusive of the SCB requirement. As of June 30, 2022, Huntington’s SCB requirement was 2.5%, which is the minimum under the SCB framework. On April 5, 2022, Huntington submitted its 2022 Capital Plan to the Federal Reserve for supervisory review. By notice dated June 23, 2022, the Federal Reserve informed Huntington that its indicative SCB requirement associated with its 2022 Capital Plan is 3.3%. Huntington has submitted a request to the Federal Reserve for reconsideration of the indicative SCB requirement. Huntington anticipates that the Federal Reserve will disclose Huntington’s final SCB requirement by August 31, 2022, which will become effective October 1, 2022.
2022 2Q Form 10-Q 31

Table of Content
Share Repurchases
From time to time our Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations.
During the first six months of 2022, Huntington repurchased no shares of common stock under the current repurchase authorization which began the third quarter of 2021 and ended June 30, 2022. As of June 30, 2022, the end of the current repurchase authorization, Huntington completed $650 million of the original $800 million share repurchase authorization.
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
32 Huntington Bancshares Incorporated

Table of Content
Net Income by Business Segment
Net income (loss) by business segment for the six-month periods ending June 30, 2022 and June 30, 2021 is presented in the following table:

Table 22 - Net Income by Business Segment
	Six Months Ended June 30,
(dollar amounts in millions)	2022	2021
Commercial Banking	$560	$167
Consumer and Business Banking	205	105
Vehicle Finance	62	161
RBHPCG	41	37
Treasury / Other	131	47
Net income	$999	$517

Commercial Banking

Table 23 - Key Performance Indicators for Commercial Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$844	$457	$387	85%
Provision for credit losses	(75)	143	(218)	NM
Noninterest income	292	203	89	44
Noninterest expense	496	306	190	62
Provision for income taxes	151	44	107	NM
Income attributable to non-controlling interest	4	—	4	100
Net income	$560	$167	$393	235%
Number of employees (average full-time equivalent)	2,056	1,424	632	44%
Total average assets	$58,018	$34,370	$23,648	69
Total average loans/leases	50,402	29,309	21,093	72
Total average deposits	34,260	26,242	8,018	31
Net interest margin	3.20%	2.90%	0.30%	10
NCOs	$(28)	$84	$(112)	(133)
NCOs as a % of average loans and leases	(0.11)%	0.57%	(0.68)%	(119)

2022 First Six Months versus 2021 First Six Months
Commercial Banking reported net income of $560 million in the six-month period of 2022, compared to $167 million in the year-ago period. Segment net interest income increased $387 million, or 85%, primarily due to an increase in average earning assets reflecting the impact of the June 2021 acquisition of TCF and higher utilization rates, and a 30 basis point increase in net interest margin driven by an increase in spreads largely due to impact from the Federal Reserve's recent rate increases. The provision for credit losses decreased $218 million, primarily due to the initial provision for credit losses recognized in the second quarter 2021 related to the TCF acquisition. Noninterest income increased $89 million, or 44%, reflecting the impact of the TCF acquisition in addition to an increase in capital markets fees, primarily reflecting higher interest rate derivative fees, foreign exchange fees, loan syndication fees and underwriting and advisory fees. Noninterest expense increased $190 million, or 62%, primarily reflecting the impact of the TCF acquisition, driven by higher personnel expense due to increased number of colleagues, allocated overhead and operating lease expense.
2022 2Q Form 10-Q 33

Table of Content

Consumer and Business Banking

Table 24 - Key Performance Indicators for Consumer and Business Banking
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$993	$703	$290	41%
Provision for credit losses	74	63	11	17
Noninterest income	542	477	65	14
Noninterest expense	1,202	984	218	22
Provision for income taxes	54	28	26	93
Net income	$205	$105	$100	95%
Number of employees (average full-time equivalent)	9,530	8,160	1,370	17%
Total average assets	$38,499	$31,834	$6,665	21
Total average loans/leases	32,029	28,014	4,015	14
Total average deposits	94,866	67,702	27,164	40
Net interest margin	2.09%	2.06%	0.03%	1
NCOs	$54	$41	$13	32
NCOs as a % of average loans and leases	0.34%	0.30%	0.04%	13

2022 First Six Months versus 2021 First Six Months
Consumer and Business Banking, including Home Lending, reported net income of $205 million in the six-month period of 2022, an increase of $100 million, or 95%, compared to the year-ago period. Segment net interest income increased $290 million, or 41%, primarily due to an increase in average earnings assets reflecting the impact of the June 2021 acquisition of TCF and a 3 basis point increase in net interest margin driven primarily from impact of the Federal Reserve's recent rate increases, partially offset by a decrease in accelerated PPP loan fees recognized upon forgiveness payments from the SBA. The provision for credit losses increased $11 million to $74 million, primarily due to an increase in loan growth. Noninterest income increased $65 million, or 14%, reflecting the impact of the TCF acquisition, primarily due to higher interchange income and service charges on deposit accounts along with gains from SBA sales in 2022, partially offset by decreased mortgage banking income primarily reflecting lower secondary marketing spreads and lower salable volume. Noninterest expense increased $218 million, or 22%, primarily reflecting the impact of the TCF acquisition largely driven by higher personnel expense reflecting an increase in the number of FTE employees and allocated overhead.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $80 million in the six-month period of 2022, compared with net income of $23 million in the year-ago period. Net interest income increased $94 million, primarily due to the impact of the TCF acquisition, reduction in prepayment activity and increased retention. The provision for credit losses decreased $32 million, primarily due to continued general improvement in economic conditions. Noninterest income decreased $52 million, driven primarily by lower secondary marketing spreads and lower salable volume.
34 Huntington Bancshares Incorporated

Table of Content

Vehicle Finance

Table 25 - Key Performance Indicators for Vehicle Finance
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$237	$217	$20	9%
Provision (benefit) for credit losses	79	(53)	132	NM
Noninterest income	6	6	—	—
Noninterest expense	86	72	14	19
Provision for income taxes	16	43	(27)	(63)
Net income	$62	$161	$(99)	(61)%
Number of employees (average full-time equivalent)	270	258	12	5%
Total average assets	$21,148	$19,383	$1,765	9
Total average loans/leases	21,379	19,641	1,738	9
Total average deposits	1,273	903	370	41
Net interest margin	2.24%	2.22%	0.02%	1
NCOs	$2	$1	$1	100
NCOs as a % of average loans and leases	0.02%	0.01%	0.01%	100
2022 First Six Months versus 2021 First Six Months

Vehicle Finance reported net income of $62 million in the six-month period of 2022, a decrease of $99 million, compared to the year-ago period. Segment net interest income increased $20 million, or 9%, primarily due to an increase in average earning assets and a 2 basis point increase in the net interest margin. The provision for credit losses increased $132 million, primarily due to reserve releases in 2021 as the economic environment was improving, in addition to the increasing risk during the second quarter 2022 of a near-term recession as the Federal Reserve raises rates attempting to lower inflation. Noninterest income was relatively unchanged from the year-ago period. Noninterest expense increased $14 million, or 19%, largely attributable to higher production related costs and geographic expansion.

Regional Banking and The Huntington Private Client Group

Table 26 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Six Months Ended June 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$104	$70	$34	49%
Provision (benefit) for credit losses	14	(2)	16	NM
Noninterest income	124	107	17	16
Noninterest expense	162	132	30	23
Provision for income taxes	11	10	1	10
Net income	$41	$37	$4	11%
Number of employees (average full-time equivalent)	1,106	1,018	88	9%
Total average assets	$8,778	$6,958	$1,820	26
Total average loans/leases	8,484	6,705	1,779	27
Total average deposits	9,506	7,313	2,193	30
Net interest margin	2.13%	1.89%	0.24%	13
Total assets under management (in billions)—eop	$21.0	$24.0	$(3.0)	(13)
Total trust assets (in billions)—eop	129.3	146.7	(17.4)	(12)
eop - End of Period
2022 2Q Form 10-Q 35

Table of Content
2022 First Six Months versus 2021 First Six Months

RBHPCG reported net income of $41 million for the first six-month period of 2022, an increase of $4 million, or 11%, compared to the year-ago period. Segment net interest income increased $34 million, or 49%, primarily due to an increase in average earnings assets and a 24 basis point increase in net interest margin, largely driven by higher benefit in deposit spreads. Average loans and leases increased $1.8 billion, or 27%, due to growth in both commercial and residential real estate mortgages, and the impact of the June 2021 acquisition of TCF. Average deposits increased $2.2 billion, or 30%, primarily related to higher customer liquidity levels, and impact of the acquired TCF deposit portfolio. The provision for credit losses increased $16 million, largely due to loan growth. Noninterest income increased $17 million, or 16%, reflecting higher sales production and the impact of the TCF acquisition. Total assets under management decreased 13% due to equity and bond markets, offset by positive net asset flows. Noninterest expense increased $30 million primarily due to an increase in personnel expense impacted by the TCF acquisition.

Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including the mark-to-market of interest rate caps in the first six-month period of 2021), and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
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
36 Huntington Bancshares Incorporated

Table of Content
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
2022 2Q Form 10-Q 37

Table of Content
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
Allowance for Credit Losses
Our ACL at June 30, 2022 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
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
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the Russian invasion of Ukraine worsening and lasting longer than the baseline scenario. Import bans on Russian oil lead to additional price increases, contributing to higher inflation rates that are also exacerbated by the continuing supply chain disruption. Additionally, the Federal Reserve continues to raise rates through the first half of 2023 to fight inflation even as the economy heads into a recession in the third quarter 2022. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 6.4% and 7.7% at the end of 2022 and 2023 respectively. These numbers result in unemployment rates that are approximately 3.1% and 4.2% higher than baseline scenario projections of 3.3% and 3.5%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at June 30, 2022, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $900 million at June 30, 2022. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
38 Huntington Bancshares Incorporated

Table of Content
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
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability, risks of rising inflation including a near-term recession, or the emergence of a more contagious and severe COVID-19 variant, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation, and the COVID-19 pandemic will continue to negatively impact our businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 5 “Loans and Leases” and Note 6 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
2022 2Q Form 10-Q 39

Table of Content
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
40 Huntington Bancshares Incorporated

Table of Content
Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollar amounts in millions)	2022	2021
Assets
Cash and due from banks	$1,793	$1,811
Interest-bearing deposits at Federal Reserve Bank	2,115	3,711
Interest-bearing deposits in banks	196	392
Trading account securities	34	46
Available-for-sale securities	24,377	28,460
Held-to-maturity securities	17,355	12,447
Other securities	763	648
Loans held for sale (includes $777 and $1,270 respectively, measured at fair value)(1)	969	1,676
Loans and leases (includes $179 and $171 respectively, measured at fair value)(1)	116,221	111,267
Allowance for loan and lease losses	(2,074)	(2,030)
Net loans and leases	114,147	109,237
Bank owned life insurance	2,766	2,765
Accrued income and other receivables	2,169	1,319
Premises and equipment	1,175	1,164
Goodwill	5,571	5,349
Servicing rights and other intangible assets	703	611
Other assets	4,649	4,428
Total assets	$178,782	$174,064
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$42,131	$43,236
Interest-bearing	103,304	100,027
Total deposits	145,435	143,263
Short-term borrowings	3,048	334
Long-term debt	7,866	7,108
Other liabilities	4,454	4,041
Total liabilities	160,803	154,746
Commitments and Contingent Liabilities (Note 16)
Shareholders’ equity
Preferred stock	2,167	2,167
Common stock	14	14
Capital surplus	15,261	15,222
Less treasury shares, at cost	(85)	(79)
Accumulated other comprehensive income (loss)	(2,098)	(229)
Retained earnings	2,691	2,202
Total Huntington Bancshares Inc shareholders’ equity	17,950	19,297
Non-controlling interest	29	21
Total equity	17,979	19,318
Total liabilities and shareholders’ equity	$178,782	$174,064
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,442,194,344	1,437,742,172
Treasury shares outstanding	6,691,381	6,298,288
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	557,500	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 13 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements
2022 2Q Form 10-Q 41

Table of Content

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2022	2021	2022	2021
Interest and fee income:
Loans and leases	$1,078	$806	$2,082	$1,558
Available-for-sale securities
Taxable	123	67	213	116
Tax-exempt	15	13	32	26
Held-to-maturity securities—taxable	90	35	156	77
Other securities—taxable	6	2	11	4
Other	19	12	32	23
Total interest income	1,331	935	2,526	1,804
Interest expense:
Deposits	25	12	36	23
Short-term borrowings	7	—	14	—
Long-term debt	38	85	69	(29)
Total interest expense	70	97	119	(6)
Net interest income	1,261	838	2,407	1,810
Provision for credit losses	67	211	92	151
Net interest income after provision for credit losses	1,194	627	2,315	1,659
Service charges on deposit accounts	105	88	202	157
Card and payment processing income	96	80	182	145
Mortgage banking income	44	67	93	167
Trust and investment management services	63	56	128	108
Capital markets fees	54	35	96	64
Insurance income	27	25	58	52
Leasing revenue	27	12	62	16
Bank owned life insurance income	11	16	28	32
Gain on sale of loans	12	3	40	6
Net gains on sales of securities	—	10	—	10
Other noninterest income	46	52	95	82
Total noninterest income	485	444	984	839
Personnel costs	577	592	1,157	1,060
Outside data processing and other services	153	162	318	277
Net occupancy	58	72	122	114
Equipment	61	55	142	101
Professional services	19	48	38	65
Marketing	24	15	45	29
Deposit and other insurance expense	20	8	38	16
Amortization of intangibles	13	11	27	21
Lease financing equipment depreciation	11	5	25	5
Other noninterest expense	82	104	159	177
Total noninterest expense	1,018	1,072	2,071	1,865
Income (loss) before income taxes	661	(1)	1,228	633
Provision for income taxes	120	14	225	116
Income after income taxes	541	(15)	1,003	517
Income attributable to non-controlling interest	2	—	4	—
Net income (loss) attributable to Huntington Bancshares Inc	539	(15)	999	517
Dividends on preferred shares	28	43	56	74
Net income (loss) applicable to common shares	$511	$(58)	$943	$443
Average common shares—basic	1,441,200	1,125,039	1,439,814	1,071,276
Average common shares—diluted	1,463,293	1,125,039	1,463,810	1,094,474
Per common share:
Net income—basic	$0.35	$(0.05)	$0.65	$0.41
Net income—diluted	0.35	(0.05)	0.64	0.40
See Notes to Unaudited Condensed Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2022	2021	2022	2021
Net income (loss) attributable to Huntington Bancshares Inc	$539	$(15)	$999	$517
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on available-for-sale securities	(820)	78	(1,999)	(138)
Net impact of fair value hedges on available-for-sale securities	123	(5)	455	29
Change in fair value related to cash flow hedges	(86)	(34)	(326)	(102)
Translation adjustments, net of hedges	(2)	(6)	(2)	(6)
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	4	3	6
Other comprehensive (loss) income, net of tax	(784)	37	(1,869)	(211)
Comprehensive (loss) income attributable to Huntington Bancshares	(245)	22	(870)	306
Comprehensive income attributed to non-controlling interest	2	—	4	—
Comprehensive (loss) income	$(243)	$22	$(866)	$306
See Notes to Unaudited Condensed Consolidated Financial Statements
2022 2Q Form 10-Q 43

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings		Non-controlling	Total
	Amount	Shares	Amount		Shares	Amount			Total	interest	Equity
Three Months Ended June 30, 2022
Balance, beginning of period	$2,167	1,445,386	$14	$15,255	(6,211)	$(78)	$(1,314)	$2,408	$18,452	$29	$18,481
Net income								539	539	2	541
Other comprehensive (loss) income, net of tax							(784)		(784)		(784)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(28)	(28)		(28)
Recognition of the fair value of share-based compensation				23					23		23
Other share-based compensation activity		3,499	—	(17)				—	(17)		(17)
Other				—	(480)	(7)		—	(7)	(2)	(9)
Balance, end of period	$2,167	1,448,885	$14	$15,261	(6,691)	$(85)	$(2,098)	$2,691	$17,950	$29	$17,979

Three Months Ended June 30, 2021
Balance, beginning of period	$2,676	1,023,094	$10	$8,806	(5,041)	$(59)	$(56)	$2,223	$13,600	$—	$13,600
Net loss								(15)	(15)	—	(15)
Other comprehensive income, net of tax							37		37		37
TCF Financial Corp acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I preferred stock	175			10					185		185
Non-controlling interest acquired									—	22	22
Cash dividends declared:
Common ($0.15 per share)								(224)	(224)		(224)
Preferred								(43)	(43)		(43)
Recognition of the fair value of share-based compensation				38					38		38
Other share-based compensation activity		3,349	—	(17)				—	(17)		(17)
Other				—	(3,015)	(9)		(2)	(11)	(2)	(13)
Balance, end of period	$2,851	1,484,614	$15	$15,830	(8,056)	$(105)	$(19)	$1,939	$20,511	$20	$20,531
See Notes to Unaudited Condensed Consolidated Financial Statements
44 Huntington Bancshares Incorporated

Table of Content

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings		Non-controlling
	Amount	Shares	Amount		Shares	Amount			Total	interest	Total
Six Months Ended June 30, 2022
Balance, beginning of period	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								999	999	4	1,003
Other comprehensive income (loss), net of tax							(1,869)		(1,869)		(1,869)
Cash dividends declared:
Common ($0.31 per share)								(454)	(454)		(454)
Preferred								(56)	(56)		(56)
Recognition of the fair value of share-based compensation				63					63		63
Other share-based compensation activity		4,845	—	(24)				—	(24)		(24)
Other				—	(393)	(6)	—	—	(6)	4	(2)
Balance, end of period	$2,167	1,448,885	$14	$15,261	(6,691)	$(85)	$(2,098)	$2,691	$17,950	$29	$17,979

Six Months Ended June 30, 2021
Balance, beginning of period	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								517	517	—	517
Other comprehensive income, net of tax							(211)		(211)		(211)
TCF Financial Corp acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I preferred stock	175			10					185		185
Non-controlling interest acquired									—	22	22
Net proceeds from issuance of preferred stock	485								485		485
Cash dividends declared:
Common ($0.30 per share)								(380)	(380)		(380)
Preferred								(74)	(74)		(74)
Recognition of the fair value of share-based compensation				66					66		66
Other share-based compensation activity		4,185	—	(20)				—	(20)		(20)
Other				—	(2,994)	(9)		(2)	(11)	(2)	(13)
Balance, end of period	$2,851	1,484,614	$15	$15,830	(8,056)	$(105)	$(19)	$1,939	$20,511	$20	$20,531
See Notes to Unaudited Condensed Consolidated Financial Statements
2022 2Q Form 10-Q 45

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in millions)	2022	2021
Operating activities
Net income	$1,003	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	92	151
Depreciation and amortization	207	274
Share-based compensation expense	63	66
Deferred income tax expense	108	34
Net change in:
Trading account securities	12	(31)
Loans held for sale	485	50
Other assets	(206)	(416)
Other liabilities	67	261
Other, net	(7)	82
Net cash provided by operating activities	1,824	988
Investing activities
Change in interest bearing deposits in banks	321	415
Net cash (paid) received from business combinations	(223)	466
Proceeds from:
Maturities and calls of available-for-sale securities	2,401	3,683
Maturities and calls of held-to-maturity securities	1,699	1,995
Maturities and calls of other securities	812	—
Sales of available-for-sale securities	—	5,838
Purchases of available-for-sale securities	(5,246)	(10,285)
Purchases of held-to-maturity securities	(2,409)	(1,547)
Purchases of other securities	(936)	—
Net proceeds from sales of portfolio loans and leases	704	334
Principal payments received under direct finance and sales-type leases	902	408
Net loan and lease activity, excluding sales and purchases	(5,858)	3,990
Purchases of premises and equipment	(123)	(99)
Purchases of loans and leases	(493)	(493)
Net accrued income and other receivables activity	(818)	(837)
Other, net	62	118
Net cash provided by (used in) investing activities	(9,205)	3,986
Financing activities
Increase in deposits	2,172	5,194
Increase (decrease) in short-term borrowings	3,209	(1,152)
Net proceeds from issuance of long-term debt	2,075	59
Maturity/redemption of long-term debt	(1,158)	(2,526)
Dividends paid on preferred stock	(56)	(66)
Dividends paid on common stock	(449)	(308)
Repurchases of common stock	—	—
Net proceeds from issuance of preferred stock	—	485
Other, net	(26)	—
Net cash provided by financing activities	5,767	1,686
Increase (decrease) in cash and cash equivalents	(1,614)	6,660
Cash and cash equivalents at beginning of period	5,522	6,595
Cash and cash equivalents at end of period	$3,908	$13,255
46 Huntington Bancshares Incorporated

Table of Content

	Six Months Ended June 30,
(dollar amounts in millions)	2022	2021
Supplemental disclosures:
Interest paid	$113	$87
Income taxes (received) paid	(110)	200
Non-cash activities
Loans transferred to held-for-sale from portfolio	569	190
Loans transferred to portfolio from held-for-sale	31	60
Transfer of securities from available-for-sale to held-to-maturity	4,225	3,007
Business Combination (1)
(1)     In the six months ended June 30, 2021, the TCF acquisition included fair value of tangible assets acquired of $46.3 billion, goodwill and other intangible assets of $3.5 billion, liabilities assumed $42.6 billion, preferred stock of $185 million, and common stock of $7.0 billion.

See Notes to Unaudited Condensed Consolidated Financial Statements

2022 2Q Form 10-Q 47

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
Effective in the 2022 first quarter, a new classification within the Unaudited Condensed Consolidated Balance Sheet of accrued income and other receivables was established comprised of activity that was previously classified as loans and leases (other consumer loans and leases) and other assets. All prior period amounts and all related metrics have been revised to conform to the current presentation.
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Consolidated Financial Statements or disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements. There were no material subsequent events to disclose for the current period.
2. ACCOUNTING STANDARDS UPDATE

Accounting standards adopted in the current period

Standard	Summary of guidance	Effects on financial Statements
ASU 2021-08-Business Combinations (Topic 805) Issued October 2021	•The amendments in this update require that an acquirer apply topic 606 to the recognition and measurement of revenue contract assets and liabilities acquired in a business combination.
•Management adopted the guidance during the second quarter 2022.
•The ASU has been applied to all business combinations occurring during the first six months of 2022 and will be applied prospectively to all business combinations occurring after adoption.
•The adoption did not result in a material impact on Huntington’s Consolidated financial statements.

ASU 2022-01-Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method Issued March 2022
•The amendments in this update expand the current last-of-layer method to allow for multiple hedge layers in a single closed portfolio. To reflect the expansion, the last-of-layer method has been renamed the portfolio layer method. The standard also expands the scope of the portfolio layer method to nonprepayable financial assets.

•Management early adopted the guidance during the second quarter of 2022 using the modified retrospective basis. There was no impact to Huntington’s Consolidated financial statements as a result of the adoption. Amendments related to disclosures were applied prospectively from the initial adoption date.
•The ASU also gives entities the option to reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category if the entity applies the portfolio layer method hedging to one or more closed portfolios that include those debt securities, Huntington did not apply this option to any held-to-maturity securities.

48 Huntington Bancshares Incorporated

Table of Content

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•The amendments in this update eliminate TDR accounting for entities that have adopted Update 2016-13, while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. The ASU also requires current period gross write-offs by year of origination for financing receivables and net investment in leases.

•Effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
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

3. BUSINESS COMBINATIONS

On June 15, 2022, Huntington acquired Capstone Partners, a leading middle market investment bank and advisory firm dedicated to servicing middle market companies throughout their full business lifecycle. The acquisition resulted in $192 million of goodwill, allocated to the Commercial segment, which approximates total consideration. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The goodwill recognized is deductible for tax purposes.

2022 2Q Form 10-Q 49

Table of Content
4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at June 30, 2022 and December 31, 2021:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
June 30, 2022
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	3,217	—	(216)	3,001
Residential MBS	14,478	1	(1,532)	12,947
Commercial MBS	2,365	1	(384)	1,982
Other agencies	215	—	(6)	209
Total U.S. Treasury, federal agency and other agency securities	20,280	2	(2,138)	18,144
Municipal securities	3,604	1	(183)	3,422
Private-label CMO	158	—	(6)	152
Asset-backed securities	392	—	(31)	361
Corporate debt	2,539	99	(344)	2,294
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$26,977	$102	$(2,702)	$24,377

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,896	$—	$(383)	$4,513
Residential MBS	10,509	2	(930)	9,581
Commercial MBS	1,792	1	(124)	1,669
Other agencies	156	—	(5)	151
Total federal agency and other agency securities	17,353	3	(1,442)	15,914
Municipal securities	2	—	—	2
Total held-to-maturity securities	$17,355	$3	$(1,442)	$15,916

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$187	$—	$—	$187
Federal Reserve Bank stock	514	—	—	514
Equity securities	9	—	—	9
Other securities, at fair value:
Mutual funds	50	—	—	50
Equity securities	3	—	—	3
Total other securities	$763	$—	$—	$763
(1)Amortized cost amounts excludes accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At June 30, 2022, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $62 million and $38 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $608 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
50 Huntington Bancshares Incorporated

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
2022 2Q Form 10-Q 51

Table of Content
The following table provides the amortized cost and fair value of securities by contractual maturity at June 30, 2022 and December 31, 2021. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2022		December 31, 2021
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$476	$471	$377	$374
After 1 year through 5 years	2,347	2,203	1,888	1,880
After 5 years through 10 years	3,215	2,950	3,166	3,180
After 10 years	20,939	18,753	23,075	23,026
Total available-for-sale securities	$26,977	$24,377	$28,506	$28,460

Held-to-maturity securities:
Under 1 year	$1	$1	$2	$2
After 1 year through 5 years	85	83	162	164
After 5 years through 10 years	42	41	44	45
After 10 years	17,227	15,791	12,239	12,278
Total held-to-maturity securities	$17,355	$15,916	$12,447	$12,489
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at June 30, 2022 and December 31, 2021:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,671	$(182)	$170	$(34)	$2,841	$(216)
Residential MBS	9,122	(977)	3,730	(555)	12,852	(1,532)
Commercial MBS	1,584	(270)	377	(114)	1,961	(384)
Other agencies	80	(6)	—	—	80	(6)
Total federal agency and other agency securities	13,457	(1,435)	4,277	(703)	17,734	(2,138)
Municipal securities	2,866	(161)	311	(22)	3,177	(183)
Private-label CMO	122	(6)	—	—	122	(6)
Asset-backed securities	319	(26)	42	(5)	361	(31)
Corporate debt	1,951	(274)	339	(70)	2,290	(344)
Total temporarily impaired available-for-sale securities	$18,715	$(1,902)	$4,969	$(800)	$23,684	$(2,702)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,501	$(382)	$8	$(1)	$4,509	$(383)
Residential MBS	8,552	(826)	735	(104)	9,287	(930)
Commercial MBS	1,661	(124)	—	—	1,661	(124)
Other agencies	151	(5)	—	—	151	(5)
Total federal agency and other agency securities	14,865	(1,337)	743	(105)	15,608	(1,442)
Total temporarily impaired held-to-maturity securities	$14,865	$(1,337)	$743	$(105)	$15,608	$(1,442)
52 Huntington Bancshares Incorporated

Table of Content

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,925	$(40)	$—	$—	$2,925	$(40)
Residential MBS	13,491	(160)	—	—	13,491	(160)
Commercial MBS	1,251	(38)	—	—	1,251	(38)
Other agencies	140	(1)	—	—	140	(1)
Total federal agency and other agency securities	17,807	(239)	—	—	17,807	(239)
Municipal securities	859	(22)	319	(11)	1,178	(33)
Private-label CMO	78	(1)	—	—	78	(1)
Asset-backed securities	237	(4)	—	—	237	(4)
Corporate debt	1,766	(38)	—	—	1,766	(38)
Total temporarily impaired available-for-sale securities	$20,747	$(304)	$319	$(11)	$21,066	$(315)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,453	$(20)	$—	$—	$1,453	$(20)
Residential MBS	5,837	(59)	—	—	5,837	(59)
Commercial MBS	318	(5)	—	—	318	(5)
Total federal agency and other agency securities	7,608	(84)	—	—	7,608	(84)
Total temporarily impaired held-to-maturity securities	$7,608	$(84)	$—	$—	$7,608	$(84)
During the 2022 first quarter, Huntington transferred $4.2 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $58 million of net unrealized losses (after-tax) attributed to these securities. This loss will be amortized into interest income over the remaining life of the securities.
At June 30, 2022 and December 31, 2021, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $28.7 billion and $21.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2022 or December 31, 2021. At June 30, 2022, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at June 30, 2022.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2022, Huntington has concluded that except for one municipal bond classified as an AFS debt security for which a charge-off of $4 million was recognized during the 2022 first quarter, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of June 30, 2022 or December 31, 2021.
2022 2Q Form 10-Q 53

Table of Content
5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2022 and December 31, 2021.

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Commercial loan and lease portfolio:
Commercial and industrial	$43,440	$41,688
Commercial real estate	15,695	14,961
Lease financing	5,043	5,000
Total commercial loan and lease portfolio	64,178	61,649
Consumer loan portfolio:
Residential mortgage	21,220	19,256
Automobile	13,622	13,434
Home equity	10,426	10,550
RV and marine	5,453	5,058
Other consumer	1,322	1,320
Total consumer loan portfolio	52,043	49,618
Total loans and leases (1) (2)	116,221	111,267
Allowance for loan and lease losses	(2,074)	(2,030)
Net loans and leases	$114,147	$109,237
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $48 million and $111 million at June 30, 2022 and December 31, 2021, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at June 30, 2022, was $157 million and $153 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2021, was $148 million and $150 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Condensed Consolidated Balance Sheets.
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
The following table presents net investments in lease financing receivables by category at June 30, 2022 and December 31, 2021.

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Lease payments receivable	$4,674	$4,620
Estimated residual value of leased assets	766	774
Gross investment in lease financing receivables	5,440	5,394
Deferred origination costs	39	36
Deferred fees, unearned income and other	(436)	(430)
Total lease financing receivables	$5,043	$5,000
The carrying value of residual values guaranteed was $435 million and $473 million as of June 30, 2022 and December 31, 2021, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at June 30, 2022, totaled $4.7 billion and were due as follows: $878 million in 2022, $869 million in 2023, $865 million in 2024, $759 million in 2025, $672 million in 2026, and $631 million thereafter. Interest income recognized for these types of leases was $39 million and $56 million for the three-month periods ended June 30, 2022 and 2021, respectively. For the six-month periods ended June 30, 2022 and 2021, interest income recognized for these types of leases was $77 million and $81 million.
54 Huntington Bancshares Incorporated

Table of Content
Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$57	$324	$81	$370
Commercial real estate	95	117	80	104
Lease financing	10	22	3	48
Residential mortgage	—	111	—	111
Automobile	—	4	—	3
Home equity	—	78	—	79
RV and marine	—	1	—	1
Total nonaccrual loans and leases	$162	$657	$164	$716
The following table presents an aging analysis of loans and leases, by class at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$63	$97	$106	$266	$43,174	$—	$43,440	$11	(2)
Commercial real estate	45	10	12	67	15,628	—	15,695	—
Lease financing	45	18	14	77	4,966	—	5,043	10	(3)
Residential mortgage	237	58	230	525	20,517	178	21,220	168	(4)
Automobile	82	18	9	109	13,513	—	13,622	6
Home equity	46	18	64	128	10,297	1	10,426	13
RV and marine	14	4	2	20	5,433	—	5,453	2
Other consumer	13	2	2	17	1,305	—	1,322	2
Total loans and leases	$545	$225	$439	$1,209	$114,833	$179	$116,221	$212

	December 31, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$69	$107	$248	$41,440	$—	$41,688	$13	(2)
Commercial real estate	9	1	9	19	14,942	—	14,961	—
Lease financing	39	13	17	69	4,931	—	5,000	11	(3)
Residential mortgage	151	49	233	433	18,653	170	19,256	157	(4)
Automobile	79	18	8	105	13,329	—	13,434	6
Home equity	48	35	76	159	10,390	1	10,550	17
RV and marine	14	4	3	21	5,037	—	5,058	3
Other consumer	13	2	3	18	1,302	—	1,320	3
Total loans and leases	$425	$191	$456	$1,072	$110,024	$171	$111,267	$210
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include PPP (SBA guaranteed) and other SBA loans and leases.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
2022 2Q Form 10-Q 55

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
56 Huntington Bancshares Incorporated

Table of Content
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at June 30, 2022 and December 31, 2021 respectively:

	As of June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$9,829	$9,137	$4,429	$2,593	$1,373	$1,572	$11,704	$4	$40,641
OLEM	76	204	78	71	85	48	192	—	754
Substandard	157	275	219	321	185	322	564	—	2,043
Doubtful	—	—	—	—	1	1	—	—	2
Total Commercial and industrial	$10,062	$9,616	$4,726	$2,985	$1,644	$1,943	$12,460	$4	$43,440
Commercial real estate
Credit Quality Indicator (1):
Pass	$2,526	$3,700	$2,121	$2,193	$1,289	$1,416	$1,208	$—	$14,453
OLEM	45	46	24	20	59	36	—	—	230
Substandard	182	161	213	198	107	133	17	—	1,011
Doubtful	—	—	—	—	1	—	—	—	1
Total Commercial real estate	$2,753	$3,907	$2,358	$2,411	$1,456	$1,585	$1,225	$—	$15,695
Lease financing
Credit Quality Indicator (1):
Pass	$934	$1,590	$1,225	$637	$288	$230	$—	$—	$4,904
OLEM	10	9	32	6	6	4	—	—	67
Substandard	4	5	18	25	6	14	—	—	72
Total Lease financing	$948	$1,604	$1,275	$668	$300	$248	$—	$—	$5,043
Residential mortgage
Credit Quality Indicator (2):
750+	$2,358	$6,205	$3,696	$879	$473	$2,208	$—	$—	$15,819
650-749	847	1,437	706	270	180	906	—	—	4,346
<650	12	56	56	94	111	548	—	—	877
Total Residential mortgage	$3,217	$7,698	$4,458	$1,243	$764	$3,662	$—	$—	$21,042
Automobile
Credit Quality Indicator (2):
750+	$1,673	$2,621	$1,571	$1,057	$456	$236	$—	$—	$7,614
650-749	1,199	1,988	909	519	254	113	—	—	4,982
<650	148	379	201	143	94	61	—	—	1,026
Total Automobile	$3,020	$4,988	$2,681	$1,719	$804	$410	$—	$—	$13,622
Home equity
Credit Quality Indicator (2):
750+	$301	$602	$651	$27	$25	$350	$4,868	$272	$7,096
650-749	91	102	78	10	8	138	2,102	272	2,801
<650	—	2	2	2	3	62	319	138	528
Total Home equity	$392	$706	$731	$39	$36	$550	$7,289	$682	$10,425
RV and marine
Credit Quality Indicator (2):
750+	$890	$1,112	$814	$400	$402	$502	$—	$—	$4,120
650-749	165	368	228	141	130	199	—	—	1,231
<650	1	14	13	15	16	43	—	—	102
Total RV and marine	$1,056	$1,494	$1,055	$556	$548	$744	$—	$—	$5,453
Other consumer
Credit Quality Indicator (2):
750+	$189	$81	$46	$47	$18	$58	$345	$3	$787
650-749	40	38	17	23	7	23	311	19	478
<650	1	3	2	4	2	3	28	14	57
Total Other consumer	$230	$122	$65	$74	$27	$84	$684	$36	$1,322
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2022 2Q Form 10-Q 57

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

58 Huntington Bancshares Incorporated

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
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2022 and 2021.

	New Troubled Debt Restructurings (1)
	Three Months Ended June 30, 2022
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	88	$19	$12	$—	$1	$32
Commercial real estate	4	37	—	—	—	37
Residential mortgage	238	—	32	3	—	35
Automobile	469	—	3	—	—	3
Home equity	70	—	3	2	—	5
RV and marine	35	—	—	—	—	—
Other consumer	23	—	—	—	—	—
Total new TDRs	927	$56	$50	$5	$1	$112

	Three Months Ended June 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	25	$15	$14	$—	$—	$29
Residential mortgage	72	—	11	1	—	12
Automobile	514	—	3	1	—	4
Home equity	51	—	1	1	—	2
RV and marine	35	1	—	—	—	1
Other consumer	68	—	—	—	—	—
Total new TDRs	765	$16	$29	$3	$—	$48

2022 2Q Form 10-Q 59

Table of Content

	New Troubled Debt Restructurings (1)
	Six Months Ended June 30, 2022
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	46	$30	$15	$—	$1	$46
Commercial real estate	5	37	—	—	—	37
Residential mortgage	445	—	60	4	—	64
Automobile	1,094	—	7	1	—	8
Home equity	112	—	4	3	—	7
RV and marine finance	74	—	1	—	—	1
Other consumer	53	—	—	—	—	—
Total new TDRs	1,829	$67	$87	$8	$1	$163

	Six Months Ended June 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	37	$15	$19	$—	$—	$34
Residential mortgage	158	—	24	2	—	26
Automobile	1,416	—	10	2	—	12
Home equity	113	—	2	3	—	5
RV and marine finance	84	1	1	—	—	2
Other consumer	165	—	—	—	1	1
Total new TDRs	1,973	$16	$56	$7	$1	$80

(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of June 30, 2022 and December 31, 2021, these borrowings and advances are secured by $70.0 billion and $61.1 billion, respectively, of loans.
60 Huntington Bancshares Incorporated

Table of Content
6. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month and six-month periods ended June 30, 2022 and 2021.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2022:
ALLL balance, beginning of period	$1,514	$504	$2,018
Loan and lease charge-offs	(12)	(40)	(52)
Recoveries of loans and leases previously charged-off	24	20	44
Provision (benefit) for loan and lease losses	(184)	248	64
ALLL balance, end of period	$1,342	$732	$2,074
AULC balance, beginning of period	$57	$34	$91
Provision (benefit) for unfunded lending commitments	(4)	7	3
AULC balance, end of period	$53	$41	$94
ACL balance, end of period	$1,395	$773	$2,168
Six-month period ended June 30, 2022:
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(44)	(89)	(133)
Recoveries of loans and leases previously charged-off	65	41	106
Provision for loan and lease losses	(141)	212	71
ALLL balance, end of period	$1,342	$732	$2,074
AULC balance, beginning of period	$41	$36	$77
Provision for unfunded lending commitments	12	5	17
AULC balance, end of period	$53	$41	$94
ACL balance, end of period	$1,395	$773	$2,168
2022 2Q Form 10-Q 61

Table of Content

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended June 30, 2021:
ALLL balance, beginning of period	$1,197	$506	$1,703
Loan and lease charge-offs (1)	(78)	(24)	(102)
Recoveries of loans and leases previously charged-off	19	21	40
Provision for loan and lease losses (2)	106	39	145
Allowance on PCD loans and leases at acquisition	374	58	432
ALLL balance, end of period	$1,618	$600	$2,218
AULC balance, beginning of period	$27	$11	$38
Provision (benefit) for unfunded lending commitments (3)	49	17	66
AULC balance, end of period	$76	$28	$104
ACL balance, end of period	$1,694	$628	$2,322
Six-month period ended June 30, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs (1)	(139)	(58)	(197)
Recoveries of loans and leases previously charged-off	31	40	71
Provision for loan and lease losses (2)	116	(18)	98
Allowance on PCD loans and leases at acquisition	374	58	432
ALLL balance, end of period	$1,618	$600	$2,218
AULC balance, beginning of period	$34	$18	$52
Provision (reduction in allowance) for unfunded lending commitments (3)	43	10	53
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$76	$28	$104
ACL balance, end of period	$1,694	$628	$2,322

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
At June 30, 2022, the ACL was $2.2 billion, an increase of $61 million from the December 31, 2021 balance of $2.1 billion.
The economic scenarios used in the June 30, 2022 ACL determination contained judgmental assumptions due to elevated levels of economic uncertainty associated with geopolitical instability, high inflation readings, and the expected path of interest rate increases by the Fed. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2022 ACL included a general reserve that consists of various risk profile components, including the potential economic impact of a near-term recession as the Fed raises interest rates attempting to lower inflation, and the commercial real estate portfolio, to capture uncertainty not addressed within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2022	2021	2022	2021
Residential mortgage loans sold with servicing retained	$1,313	$2,748	$3,247	$5,004
Pretax gains resulting from above loan sales (1)	40	101	99	194
(1)Recorded in mortgage banking income.
62 Huntington Bancshares Incorporated

Table of Content
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollar amounts in millions)	2022		2021	2022	2021
Fair value, beginning of period	$416		$274	$351	$210
Servicing assets obtained in acquisition	—	``	59	—	59
New servicing assets created	18		38	47	72
Change in fair value during the period due to:
Time decay (1)	(5)		(4)	(10)	(7)
Payoffs (2)	(10)		(16)	(20)	(33)
Changes in valuation inputs or assumptions (3)	44		(24)	95	26
Fair value, end of period	$463		$327	$463	$327
Weighted-average life (years)	8.1		6.9	8.1	6.9
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
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at June 30, 2022, and December 31, 2021 follows:

	June 30, 2022				December 31, 2021
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.29%		$(13)	$(25)	12.28%		$(17)	$(32)
Spread over forward interest rate swap rates	584	bps	(11)	(22)	466	bps	(7)	(13)
Total servicing, late and other ancillary fees included in mortgage banking income was $23 million and $17 million for the three-month periods ended June 30, 2022 and 2021, respectively. Total servicing, late fees and other ancillary fees included in mortgage banking income was $45 million and $35 million for the six-month periods ended June 30, 2022 and 2021, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $32 billion and $31 billion at June 30, 2022 and December 31, 2021, respectively.
8. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at June 30, 2022 and December 31, 2021, respectively:

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$325	$320
Federal Home Loan Bank advances	2,500	—
Other borrowings	223	14
Total short-term borrowings	$3,048	$334
2022 2Q Form 10-Q 63

Table of Content
Huntington’s long-term debt consisted of the following at June 30, 2022 and December 31, 2021, respectively:

(dollar amounts in millions)	June 30, 2022	December 31, 2021
The Parent Company:
Senior Notes	$2,389	$2,083
Subordinated Notes	1,009	1,028
Total notes issued by the parent	3,398	3,111
The Bank:
Senior Notes	3,036	2,434
Subordinated Notes	671	811
Total notes issued by the bank	3,707	3,245
FHLB Advances	213	215
Other	548	537
Total long-term debt	$7,866	$7,108

In May 2022, the Bank issued $500 million of senior notes at 99.8% of face value. The senior notes mature on May 16, 2025 and have a fixed coupon rate of 4.01%.
In May 2022, the Bank issued $800 million of senior notes at 99.7% of face value. The senior notes mature on May 17, 2028 and have a fixed coupon rate of 4.55%.
In May 2022, the Bank issued $300 million of senior notes at 99.8% of face value. The senior notes mature on May 16, 2025 and have a floating rate equal to SOFR plus 119 basis points resetting quarterly.
In May 2022, Huntington issued $400 million of senior notes at 100% of face value. The senior notes mature on May 17, 2033 and have a fixed coupon rate of 5.02%.
64 Huntington Bancshares Incorporated

Table of Content
9. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and six-month periods ended June 30, 2022 and 2021, were as follows:

(dollar amounts in millions)	Pretax	Tax (Expense) benefit	After-tax
Three Months Ended June 30, 2022
Unrealized losses on available-for-sale securities arising during the period	$(1,147)	$264	$(883)
Reclassification adjustment for realized net losses included in net income	82	(19)	63
Total unrealized losses on available-for-sale securities	(1,065)	245	(820)
Net impact of fair value hedges on available-for-sale securities	161	(38)	123
Change in fair value related to cash flow hedges	(111)	25	(86)
Foreign currency translation adjustment (1)	(8)	—	(8)
Net unrealized gains (losses) on net investment hedges	6	—	6
Translation adjustments, net of hedges (1)	(2)	—	(2)
Change in accumulated unrealized gains for pension and other post retirement obligations	2	(1)	1
Other comprehensive loss	$(1,015)	$231	$(784)
Three Months Ended June 30, 2021
Unrealized gains on available-for-sale securities arising during the period	$88	$(20)	$68
Reclassification adjustment for realized net losses included in net income	13	(3)	10
Total unrealized losses on available-for-sale securities	101	(23)	78
Net impact of fair value hedges on available-for-sale securities	(6)	1	(5)
Change in fair value related to cash flow hedges	(42)	8	(34)
Translation adjustments, net of hedges (1)	(6)	—	(6)
Change in accumulated unrealized gains for pension and other post retirement obligations	3	1	4
Other comprehensive income	$50	$(13)	$37

Six Months Ended June 30, 2022
Unrealized losses on available-for-sale securities arising during the period	$(2,687)	$618	$(2,069)
Reclassification adjustment for realized net losses (gains) included in net income	91	(21)	70
Total unrealized gains (losses) on available-for-sale securities	(2,596)	597	(1,999)
Net impact of fair value hedges on available-for-sale securities	592	(137)	455
Change in fair value related to cash flow hedges	(421)	95	(326)
Foreign currency translation adjustment (1)	(6)	—	(6)
Net unrealized gains (losses) on net investment hedges	4	—	4
Translation adjustments, net of hedges (1)	(2)	—	(2)
Change in accumulated unrealized gains for pension and other post retirement obligations	5	(2)	3
Other comprehensive loss	$(2,422)	$553	$(1,869)
Six Months Ended June 30, 2021
Unrealized losses on available-for-sale securities arising during the period	$(199)	$44	$(155)
Reclassification adjustment for realized net losses (gains) included in net income	22	(5)	17
Total unrealized losses on available-for-sale securities	(177)	39	(138)
Net impact of fair value hedges on available-for-sale securities	38	(9)	29
Change in fair value related to cash flow hedges	(130)	28	(102)
Translation adjustments, net of hedges (1)	(6)	—	(6)
Change in accumulated unrealized gains for pension and other post retirement obligations	6	—	6
Other comprehensive loss	$(269)	$58	$(211)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
2022 2Q Form 10-Q 65

Table of Content
Activity in accumulated OCI for the three-month and six-month periods ended June 30, 2022 and 2021, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities (1)	Net impact of fair value hedges on available-for-sale securities		Change in fair value related to cash flow hedges		Translation adjustments, net of hedges		Unrealized gains (losses) for pension and other post- retirement obligations (2)	Total
Three Months Ended June 30, 2022
Balance, beginning of period	$(1,332)	$421		$(177)		$(3)		$(223)	$(1,314)
Other comprehensive income (loss) before reclassifications	(883)	123		(86)		(2)		—	(848)
Amounts reclassified from accumulated OCI to earnings	63	—		—		—		1	64
Period change	(820)	123		(86)		(2)		1	(784)
Balance, end of period	$(2,152)	$544		$(263)		$(5)		$(222)	$(2,098)

Three Months Ended June 30, 2021
Balance, beginning of period	$(28)	$36		$187		$—		$(251)	$(56)
Other comprehensive income (loss) before reclassifications	68	(5)		(34)		(6)		—	23
Amounts reclassified from accumulated OCI to earnings	10	—		—		—		4	14
Period change	78	(5)		(34)		(6)		4	37
Balance, end of period	$50	$31		$153		$(6)		$(247)	$(19)

Six Months Ended June 30, 2022
Balance, beginning of period	$(153)	$89		$63		$(3)		$(225)	$(229)
Other comprehensive loss before reclassifications	(2,069)	455		(326)		(2)		—	(1,942)
Amounts reclassified from accumulated OCI to earnings	70	—		—		—		3	73
Period change	(1,999)	455		(326)		(2)		3	(1,869)
Balance, end of period	$(2,152)	$544		$(263)	$—	$(5)	$—	$(222)	$(2,098)

Six Months Ended June 30, 2021
Balance, beginning of period	$188	$2		$255		$—		$(253)	$192
Other comprehensive income before reclassifications	(155)	29		(102)		(6)		—	(234)
Amounts reclassified from accumulated OCI to earnings	17	—		—		—		6	23
Period change	(138)	29		(102)		(6)		6	(211)
Balance, end of period	$50	$31	$—	$153	$—	$(6)	$—	$(247)	$(19)
(1)AOCI amounts at June 30, 2022 and June 30, 2021 include $73 million and $48 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

66 Huntington Bancshares Incorporated

Table of Content
10. SHAREHOLDERS’ EQUITY

Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	June 30, 2022	December 31, 2021
Series B (2)	12/28/2011	35,500	3-mo. LIBOR + 270 bps	1/15/2017	$23	$23
Series E (3)	2/27/2018	5,000	5.70	4/15/2023	495	495
Series F (3)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (3)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (4)	6/9/2021	7,000	5.70	12/01/2022	175	175
Total		557,500			$2,167	$2,167
(1) Denotes earliest option redemption date. Earlier redemption is solely at Huntington’s option, subject to prior approval of FRB.
(2) Series B and H preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3) Series E, F, and G preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(4) Series I preferred stock has a liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of Preferred shares for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six months ended June 30,
(amounts in millions, except per share data)	2022		2021		2022		2021
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	$13.03	$—	$7.21	$—	$22.39	$—	$14.56	$—
Series C	—	—	14.69	(1)	—	—	29.38	(3)
Series D	—	—	15.63	(9)	—	—	31.25	(18)
Series E	1,425.00	(7)	1,425.00	(7)	2,850.00	(14)	2,850.00	(14)
Series F	1,406.25	(7)	1,406.25	(7)	2,812.50	(14)	2,812.50	(14)
Series G	1,112.50	(6)	1,112.50	(6)	2,225.00	(12)	2,225.00	(12)
Series H	11.25	(6)	19.50	(10)	22.50	(12)	19.50	(10)
Series I	356.25	(2)	356.25	(3)	712.50	(4)	356.25	(3)
Total		$(28)		$(43)		$(56)		$(74)
Share Repurchases
On July 21, 2021, the Board authorized the repurchase of up to $800 million of common shares which began in the third quarter of 2021 and ended as of June 30, 2022. Purchases of common stock under the authorization may have included open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the first six months of 2022, Huntington repurchased no shares of common stock. As of June 30, 2022, Huntington completed $650 million of the share repurchase authorization.
Treasury shares
Treasury shares includes shares held for deferred compensation plans, at cost, of $85 million at June 30, 2022 and $79 million at December 31, 2021.
Non-controlling Interest in Subsidiaries
Through the acquisition of TCF, Huntington acquired a joint venture in which Huntington maintains a 55% ownership interest. As Huntington has a controlling financial interest, its financial results are consolidated in Huntington's financial statements and the other party’s 45% ownership interest is reported as a non-controlling interest within equity.
2022 2Q Form 10-Q 67

Table of Content
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
The calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2022	2021	2022	2021
Basic earnings per common share:
Net income attributable to Huntington Bancshares Inc	$539	$(15)	$999	$517
Preferred stock dividends	28	43	56	74
Net income available to common shareholders	$511	$(58)	$943	$443
Average common shares issued and outstanding	1,441,200	1,125,039	1,439,814	1,071,276
Basic earnings per common share	$0.35	$(0.05)	$0.65	$0.41
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	15,545	—	17,587	17,667
Shares held in deferred compensation plans	6,548	—	6,409	5,531
Dilutive potential common shares	22,093	—	23,996	23,198
Total diluted average common shares issued and outstanding	1,463,293	1,125,039	1,463,810	1,094,474
Diluted earnings per common share	$0.35	$(0.05)	$0.64	$0.40
Anti-dilutive awards (1)	11,550	26,895	6,333	2,738
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

(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Noninterest income	2022	2021	2022	2021
Noninterest income from contracts with customers	$322	$257	$630	$479
Noninterest income within the scope of other GAAP topics	163	187	354	360
Total noninterest income	$485	$444	$984	$839
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 17 “Segment Reporting”.
68 Huntington Bancshares Incorporated

Table of Content

	Three Months Ended June 30, 2022
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$22	$81	$1	$1	$—	$105
Card and payment processing income	5	84	—	—	—	89
Trust and investment management services	2	17	—	44	—	63
Insurance income	2	14	—	12	(1)	27
Capital markets fees	7	2	1	1	—	11
Other noninterest income	21	6	—	—	—	27
Net revenue from contracts with customers	$59	$204	$2	$58	$(1)	$322
Noninterest income within the scope of other GAAP topics	92	66	1	—	4	163
Total noninterest income	$151	$270	$3	$58	$3	$485

		Three Months Ended June 30, 2021
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$22	$64	$1	$1	$—	$88
Card and payment processing income	4	68	—	—	—	72
Trust and investment management services	—	15	—	40	—	55
Insurance income	1	14	—	9	1	25
Capital markets fees	6	2	—	—	—	8
Other noninterest income	1	3	—	4	1	9
Net revenue from contracts with customers	$34	$166	$1	$54	$2	$257
Noninterest income within the scope of other GAAP topics	80	77	1	—	29	187
Total noninterest income	$114	$243	$2	$54	$31	$444
2022 2Q Form 10-Q 69

Table of Content

	Six Months Ended June 30, 2022
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$45	$152	$3	$2	$—	$202
Card and payment processing income	11	158	—	—	—	169
Trust and investment management services	2	35	—	91	—	128
Insurance income	4	26	—	28	—	58
Capital markets fees	11	4	1	1	—	17
Other noninterest income	43	12	—	1	—	56
Net revenue from contracts with customers	$116	$387	$4	$123	$—	$630
Noninterest income within the scope of other GAAP topics	176	155	2	1	20	354
Total noninterest income	$292	$542	$6	$124	$20	$984

	Six Months Ended June 30, 2021
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$41	$112	$3	$1	$—	$157
Card and payment processing income	8	126	—	—	—	134
Trust and investment management services	1	28	—	78	—	107
Insurance income	3	26	—	22	1	52
Capital markets fees	7	3	1	—	—	11
Other noninterest income	2	8	—	5	3	18
Net revenue from contracts with customers	$62	$303	$4	$106	$4	$479
Noninterest income within the scope of other GAAP topics	141	174	2	1	42	360
Total noninterest income	$203	$477	$6	$107	$46	$839
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2022 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended June 30, 2022 was determined to be immaterial.
13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2022 and 2021.
70 Huntington Bancshares Incorporated

Table of Content
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	June 30, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$34	$—	$—	$34
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,001	—	—	3,001
Residential MBS	—	12,947	—	—	12,947
Commercial MBS	—	1,982	—	—	1,982
Other agencies	—	209	—	—	209
Municipal securities	—	45	3,377	—	3,422
Private-label CMO	—	130	22	—	152
Asset-backed securities	—	317	44	—	361
Corporate debt	—	2,294	—	—	2,294
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	20,929	3,443	—	24,377
Other securities	50	3	—	—	53
Loans held for sale	—	777	—	—	777
Loans held for investment	—	162	17	—	179
MSRs	—	—	463	—	463
Other assets:
Derivative assets	—	1,648	6	(1,222)	432
Assets held in trust for deferred compensation plans	122	—	—	—	122
Liabilities
Derivative liabilities	—	1,381	11	(756)	636

2022 2Q Form 10-Q 71

Table of Content

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$46	$—	$—	$46
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	4,649	—	—	4,649
Residential MBS	—	15,508	—	—	15,508
Commercial MBS	—	1,865	—	—	1,865
Other agencies	—	248	—	—	248
Municipal securities	—	49	3,477	—	3,526
Private-label CMO	—	86	20	—	106
Asset-backed securities	—	312	70	—	382
Corporate debt	—	2,167	—	—	2,167
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	24,888	3,567	—	28,460
Other securities	65	7	—	—	72
Loans held for sale	—	1,270	—	—	1,270
Loans held for investment	—	152	19	—	171
MSRs	—	—	351	—	351
Other assets:
Derivative assets	—	1,055	10	(465)	600
Assets held in trust for deferred compensation plans	156	—	—	—	156
Liabilities
Derivative liabilities	—	737	6	(624)	119
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
72 Huntington Bancshares Incorporated

Table of Content

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three Months Ended June 30, 2022
Opening balance	$416	$(10)	$3,282	$19	$62	$18
Transfers out of Level 3 (1)	—	7	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	44	(2)	—	—	—	—
Interest and fee income	—	—	—	(1)	—	—
Included in OCI	—	—	(88)	—	—	—
Purchases/originations	18	—	386	4	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(15)	—	(203)	—	(18)	—
Closing balance	$463	$(5)	$3,377	$22	$44	$17
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$44	$7	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(90)	—	—	—
Three Months Ended June 30, 2021
Opening balance	$274	$10	$3,070	$11	$47	$22
Transfers out of Level 3 (1)	—	(31)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(24)	37	—	—	—	—
Included in OCI	—	—	(1)	—	—	—
Purchases/originations	97	7	1,144	6	38	—
Sales	—	—	(352)	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(20)	—	(252)	1	(39)	—
Closing balance	$327	$23	$3,609	$18	$46	$21
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(24)	$5	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(1)	—	—	—

2022 2Q Form 10-Q 73

Table of Content

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Six Months Ended June 30, 2022
Opening balance	$351	$4	$3,477	$20	$70	$19
Transfers out of Level 3 (1)	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings
Mortgage banking income	95	(9)	—	—	—	—
Interest and fee income	—	—	(2)	(2)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(208)	—	(1)	—
Purchases/originations	48	—	558	4	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(31)	—	(444)	—	(25)	—
Closing balance	$463	$(5)	$3,377	$22	$44	$17
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$95	$(9)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(205)	—	—	—
Six Months Ended June 30, 2021
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(70)	—	—	—	—
Total gains/losses for the period:
Included in earnings
Mortgage banking income	27	45	—	—	—	—
Included in OCI	—	—	(5)	—	—	—
Purchases/originations/acquisitions	130	7	1,353	8	75	—
Sales	—	—	(352)	—	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(40)	—	(338)	1	(39)	—
Closing balance	$327	$23	$3,609	$18	$46	$21
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$27	$(21)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(4)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e. interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
74 Huntington Bancshares Incorporated

Table of Content
Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
June 30, 2022
Assets
Loans held for sale	$777	$778	$(1)	$—	$—	$—
Loans held for investment	179	184	(5)	5	5	—
December 31, 2021
Assets
Loans held for sale	$1,270	$1,237	$33	$—	$—	$—
Loans held for investment	171	177	(6)	4	4	—
The following table presents the net gains (losses) from fair value changes.

(dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Assets	2022	2021	2022	2021
Loans held for sale (1)	$10	$11	$(34)	$(23)
Loans held for investment	—	—	1	—
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)		Total Gains (Losses)
			Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	June 30, 2022	December 31, 2021	2022	2021	2022	2021
Collateral-dependent loans	$32	$39	$—	$(1)	$(1)	$(2)
Loans held for sale	—	—	—	2	—	2
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
2022 2Q Form 10-Q 75

Table of Content
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
			At June 30, 2022 (1)				At December 31, 2021 (1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	5%	-	25%	7%	8%	—%	23%	12%
		Spread over forward interest rate swap rates	5%	-	13%	6%	3%	—%	11%	5%
Derivative assets	Consensus Pricing	Net market price	(15)%	-	13%	(1)%	(4)%	—%	8%	1%
		Estimated pull through %	4%	-	100%	91%	6%	—%	100%	92%
Municipal securities	Discounted cash flow	Discount rate	3%	-	4%	4%	—%	—%	2%	1%
Asset-backed securities		Cumulative default	—%	-	64%	6%	—%	—%	64%	5%
		Loss given default	5%	-	80%	24%	5%	—%	80%	23%
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
76 Huntington Bancshares Incorporated

Table of Content
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
June 30, 2022
Financial Assets
Cash and short-term assets	$4,104	$—	$—	$4,104	$4,104
Trading account securities	—	—	34	34	34
Available-for-sale securities	—	—	24,377	24,377	24,377
Held-to-maturity securities	17,355	—	—	17,355	15,916
Other securities	710	—	53	763	763
Loans held for sale	—	192	777	969	973
Net loans and leases (1)	113,968	—	179	114,147	110,397
Derivative assets	—	—	432	432	432
Assets held in trust for deferred compensation plans	—	—	122	122	122
Financial Liabilities
Deposits	145,435	—	—	145,435	145,365
Short-term borrowings	3,048	—	—	3,048	3,048
Long-term debt	7,866	—	—	7,866	7,547
Derivative liabilities	—	—	636	636	636
December 31, 2021
Financial Assets
Cash and short-term assets	$5,914	$—	$—	$5,914	$5,914
Trading account securities	—	—	46	46	46
Available-for-sale securities	—	—	28,460	28,460	28,460
Held-to-maturity securities	12,447	—	—	12,447	12,489
Other securities	576	—	72	648	648
Loans held for sale	—	406	1,270	1,676	1,621
Net loans and leases (1)	109,066	—	171	109,237	109,695
Derivative assets	—	—	600	600	600
Assets held in trust for deferred compensation plans	—	—	156	156	156
Financial Liabilities
Deposits	143,263	—	—	143,263	143,574
Short-term borrowings	334	—	—	334	334
Long-term debt	7,108	—	—	7,108	7,319
Derivative liabilities	—	—	119	119	119
(1)Includes collateral-dependent loans.
2022 2Q Form 10-Q 77

Table of Content
The following table presents the level in the fair value hierarchy for the estimated fair values at June 30, 2022 and December 31, 2021:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3
June 30, 2022
Financial Assets
Trading account securities	$—	$34	$—		$34
Available-for-sale securities	5	20,929	3,443		24,377
Held-to-maturity securities	—	15,916	—		15,916
Other securities (2)	50	3	—		53
Loans held for sale	—	777	196		973
Net loans and leases	—	162	110,235		110,397
Derivative assets	—	1,648	6	$(1,222)	432
Financial Liabilities
Deposits	—	141,762	3,603		145,365
Short-term borrowings	—	3,048	—		3,048
Long-term debt	—	6,757	790		7,547
Derivative liabilities	—	1,381	11	(756)	636
December 31, 2021
Financial Assets
Trading account securities	$—	$46	$—		$46
Available-for-sale securities	5	24,888	3,567		28,460
Held-to-maturity securities	—	12,489	—		12,489
Other securities (2)	65	7	—		72
Loans held for sale	—	1,270	351		1,621
Net loans and leases	—	152	109,543		109,695
Derivative assets	—	1,055	10	$(465)	600
Financial Liabilities
Deposits	—	139,047	4,527		143,574
Short-term borrowings	—	334	—		334
Long-term debt	—	6,441	878		7,319
Derivative liabilities	—	737	6	(624)	119
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
78 Huntington Bancshares Incorporated

Table of Content
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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	June 30, 2022			December 31, 2021
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$29,349	$723	$458	$21,306	$258	$32
Foreign exchange contracts	209	—	4	210	1	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	41,820	635	632	45,286	587	498
Foreign exchange contracts	4,260	55	45	3,524	29	31
Commodities contracts	980	241	240	1,077	178	177
Equity contracts	625	—	13	685	12	5
Total Contracts	$77,243	$1,654	$1,392	$72,088	$1,065	$743
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and six-month periods ended June 30, 2022 and 2021, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)		2022	2021	2022	2021
Interest rate contracts:
Customer	Capital markets fees	$15	$12	$25	$24
Mortgage banking	Mortgage banking income	(33)	(23)	(80)	(29)
Interest rate floors	Interest and fee income on loans and leases	—	(2)	—	(4)
Interest rate caps	Interest expense on long-term debt	—	(55)	—	89
Foreign exchange contracts	Capital markets fees	10	7	20	13
Commodities contracts	Capital markets fees	2	—	3	—
Equity contracts	Other noninterest expense	(4)	3	(3)	(4)
Total		$(10)	$(58)	$(35)	$89
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
2022 2Q Form 10-Q 79

Table of Content
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2022 and December 31, 2021, identified by the underlying interest rate-sensitive instruments.

	June 30, 2022
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$9,844	$—	$—	$9,844
Loans	—	14,525	271	14,796
Long-term debt	4,980	—	—	4,980
Total notional value at June 30, 2022	$14,824	$14,525	$271	$29,620

	December 31, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$8,228	$—	$—	$8,228
Loans	—	11,150	271	11,421
Long-term debt	1,928	—	—	1,928
Total notional value at December 31, 2021	$10,156	$11,150	$271	$21,577
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of floors and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase to net interest income of $48 million and $5 million for the three-month periods ended June 30, 2022, and 2021, respectively. For the six-month periods ended June 30, 2022, and 2021, the net amounts resulted in an increase to net interest income of $87 million and $230 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $9.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities is not included in available-for-sale securities on our Unaudited Condensed Consolidated Statements of Financial Condition. Huntington has also designated $869 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
80 Huntington Bancshares Incorporated

Table of Content
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2022	2021	2022	2021
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$168	$(6)	$586	$37
Change in fair value of hedged investment securities (1)	(160)	4	(590)	(40)
Change in fair value of interest rate swaps hedging long-term debt (2)	(38)	(23)	(136)	(73)
Change in fair value of hedged long term debt (2)	39	22	137	74
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of June 30, 2022, and December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets
Investment securities (1)	$18,089	$17,150	$(708)	$(117)
Liabilities
Long-term debt (2)	4,486	1,981	(92)	45
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.3 billion, the cumulative basis adjustments associated with these hedging relationships was $608 million, and the amounts of the designated hedging instruments were $9.0 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $4 million at June 30, 2022 and $17 million at December 31, 2021.
Cash Flow Hedges
At June 30, 2022, Huntington has $14.5 billion of interest rate swaps and collars. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate collar contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and (losses) on interest rate floors, floor spreads, and swaps recognized in other comprehensive income (loss) after-tax were $(86) million and $(34) million for the three-month periods ended June 30, 2022 and 2021, respectively. For the six-month periods ended June 30, 2022 and 2021, gains and losses on interest rate floors and swaps recognized in other comprehensive income were $(326) million and $(102) million, respectively.
2022 2Q Form 10-Q 81

Table of Content

Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives at June 30, 2022 and December 31, 2021 were $5 million and $15 million, respectively. At June 30, 2022 and December 31, 2021, Huntington had commitments to sell residential real estate loans of $1.4 billion and $2.1 billion, respectively. These contracts mature in less than one year.
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
The notional value of the derivative financial instruments, the corresponding net asset (liability) position recognized in other assets and/or other liabilities, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Notional value	$975	$1,330
Trading assets	2	19
Trading liabilities	(53)	—

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(dollar amounts in millions)	2022	2021	2022	2021
Trading gains	$(33)	$22	$(80)	$(24)
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
82 Huntington Bancshares Incorporated

Table of Content
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both June 30, 2022 and December 31, 2021, were $72 million and $51 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $43.5 billion and $45.1 billion at June 30, 2022 and December 31, 2021, respectively. Huntington’s credit risk from customer derivatives was $136 million and $551 million at the same dates, respectively.
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $293 million and $44 million at June 30, 2022 and December 31, 2021, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements.
At June 30, 2022, Huntington pledged $285 million of investment securities and cash collateral to counterparties, while other counterparties pledged $782 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
June 30, 2022	$1,654	$(1,222)	$432	$(7)	$(157)	$268
December 31, 2021	1,065	(465)	600	(65)	(31)	504

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
June 30, 2022	$1,392	$(756)	$636	$(87)	$(120)	$429
December 31, 2021	743	(624)	119	(3)	(116)	—
2022 2Q Form 10-Q 83

Table of Content
15. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at June 30, 2022, and December 31, 2021:

	June 30, 2022
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,721	$997	$1,721
Trust Preferred Securities	8	179	—
Other Investments	528	152	528
Total	$2,257	$1,328	$2,249

	December 31, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,652	$949	$1,652
Trust Preferred Securities	14	248	—
Other Investments	484	146	484
Total	$2,150	$1,343	$2,136
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
A list of trust preferred securities outstanding at June 30, 2022 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital II	2.91	(2)	$32	$3
Sky Financial Capital Trust III	3.69	(3)	72	2
Sky Financial Capital Trust IV	3.69	(3)	75	3
Total			$179	$8
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at June 30, 2022, based on three-month LIBOR +0.625%.
(3)Variable effective rate at June 30, 2022, based on three-month LIBOR +1.40%.

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
84 Huntington Bancshares Incorporated

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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2022 and December 31, 2021.

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Affordable housing tax credit investments	$2,517	$2,376
Less: amortization	(796)	(724)
Net affordable housing tax credit investments	$1,721	$1,652
Unfunded commitments	$997	$949
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$53	$44	$107	$77
Proportional amortization expense included in provision for income taxes	44	30	86	58
There were no sales of affordable housing tax credit investments during the three-month and six-month periods ended June 30, 2022 and 2021. There was no impairment recognized for the three-month and six-month periods ended June 30, 2022 and 2021.
Other investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
2022 2Q Form 10-Q 85

Table of Content
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2022 and December 31, 2021, were as follows:

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$29,398	$27,933
Consumer	19,501	18,513
Commercial real estate	3,437	3,042
Standby letters of credit and guarantees on industrial revenue bonds	713	694
Commercial letters of credit	15	36
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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $16 million and $7 million at June 30, 2022 and December 31, 2021, respectively.
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
86 Huntington Bancshares Incorporated

Table of Content
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at June 30, 2022 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s June 30, 2022, December 31, 2021, and June 30, 2021, reported results by business segment.

	Three Months Ended June 30,
Income Statements	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2022
Net interest income	$426	$534	$117	$55	$129	$1,261
Provision (benefit) for credit losses	(206)	183	86	4	—	67
Noninterest income	151	270	3	58	3	485
Noninterest expense	248	590	41	81	58	1,018
Provision (benefit) for income taxes	113	7	(2)	6	(4)	120
Income attributable to non-controlling interest	2	—	—	—	—	2
Net income attributable to Huntington Bancshares Inc	$420	$24	$(5)	$22	$78	$539
2021
Net interest income	$258	$366	$109	$37	$68	$838
Provision (benefit) for credit losses	137	100	(31)	5	—	211
Noninterest income	114	243	2	54	31	444
Noninterest expense	173	513	37	72	277	1,072
Provision (benefit) for income taxes	13	—	21	3	(23)	14
Net income (loss) attributable to Huntington Bancshares Inc	$49	$(4)	$84	$11	$(155)	$(15)
2022 2Q Form 10-Q 87

Table of Content

	Six Months Ended June 30,
Income Statements	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2022
Net interest income	$844	$993	$237	$104	$229	$2,407
Provision (benefit) for credit losses	(75)	74	79	14	—	92
Noninterest income	292	542	6	124	20	984
Noninterest expense	496	1,202	86	162	125	2,071
Provision (benefit) for income taxes	151	54	16	11	(7)	225
Income attributable to non-controlling interest	4	—	—	—	—	4
Net income attributable to Huntington Bancshares Inc	$560	$205	$62	$41	$131	$999
2021
Net interest income	$457	$703	$217	$70	$363	$1,810
Provision (benefit) for credit losses	143	63	(53)	(2)	—	151
Noninterest income	203	477	6	107	46	839
Noninterest expense	306	984	72	132	371	1,865
Provision (benefit) for income taxes	44	28	43	10	(9)	116
Net income attributable to Huntington Bancshares Inc	$167	$105	$161	$37	$47	$517

	Assets at		Deposits at
(dollar amounts in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial Banking	$60,946	$57,071	$34,670	$31,845
Consumer & Business Banking	39,425	39,929	95,693	95,352
Vehicle Finance	21,549	20,752	1,291	1,401
RBHPCG	9,469	8,325	9,226	10,162
Treasury / Other	47,393	47,987	4,555	4,503
Total	$178,782	$174,064	$145,435	$143,263

88 Huntington Bancshares Incorporated

Table of Content
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2021 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
2022 2Q Form 10-Q 89

Table of Content
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2022 to April 30, 2022	—	$—	$150,053,953
May 1, 2022 to May 31, 2022	—	—	150,053,953
June 1, 2022 to June 30, 2022	—	—	—
Total	—	$—
(1)The reported shares were repurchased pursuant to Huntington’s publicly-announced share repurchase authorization.
(2)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. Authorization to repurchase common shares expired as of June 30, 2022.

90 Huntington Bancshares Incorporated

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
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2022 formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

2022 2Q Form 10-Q 91

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 29, 2022	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2022	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

92 Huntington Bancshares Incorporated