Form 10-Q
period 2022-09-30
HUNTINGTON BANCSHARES INC /MD/
filed 2022-10-28
CIK 49196

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,442,734,255 shares of the registrant’s common stock ($0.01 par value) outstanding on September 30, 2022.

Table of Content
HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Table of Content
Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CECL	Current Expected Credit Loss
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
EAD	Exposure at Default
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OLEM	Other Loans Especially Mentioned
2022 3Q Form 10-Q 3

Table of Content

PCD	Purchased Credit Deteriorated
PD	Probability of Default
PPP	Paycheck Protection Program
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCF	TCF Financial Corporation
TDR	Troubled Debt Restructuring
U.S. Treasury	U.S. Department of the Treasury
UPB	Unpaid Principal Balance
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, investment banking, capital markets, and advisory services, equipment financing, distribution finance (formerly referred to as inventory finance), investment management, trust services, brokerage services, insurance products and services, and other financial products and services. At September 30, 2022, our 1,032 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio. Our foreign banking activities, in total or with any individual country, are not significant.
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
Summary of 2022 Third Quarter Results Compared to 2021 Third Quarter
For the quarter, we reported net income of $594 million, or $0.39 per diluted common share, compared with $377 million, or $0.22 per diluted common share, in the year-ago quarter.

2022 3Q Form 10-Q 5

Table of Content
Net interest income was $1.4 billion, up $244 million, or 21% from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $245 million, or 21%, from the year-ago quarter. The increase in FTE net interest income primarily reflects a 51 basis point increase in the FTE NIM to 3.42% and a $4.9 billion, or 3%, increase in average earning assets. The year-over-year increase in NIM was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds. Average earning assets growth included a $7.3 billion, or 7%, increase in average loans and leases and a $6.7 billion, or 19%, increase in average securities, partially offset by an $8.3 billion, or 72%, decrease in deposits held at the FRB.
The provision for credit losses increased $168 million from the year-ago quarter to $106 million in the 2022 third quarter. The increase in provision for credit losses was primarily due to loan and lease growth. The ACL increased $25 million from the year-ago quarter to $2.2 billion in the 2022 third quarter, or 1.89% of total loans and leases, compared to $2.2 billion, or 2.01% of total loans and leases. The decrease in ACL as a percentage of total loans and leases reflects the overall improved credit performance of the loan and lease portfolio, while also recognizing the uncertainty in the near-term macroeconomic outlook. NCOs decreased $11 million from the year-ago-quarter to $44 million. Total NCOs represented an annualized 0.15% of average loans and leases in the current quarter, down from 0.20% in the year-ago quarter.
Noninterest income was $498 million, a decrease of $37 million, or 7%, and noninterest expense decreased $236 million, or 18%, from the year-ago quarter. The decrease in noninterest income was primarily due to decreases in mortgage banking income and service charges on deposit accounts, partially offset by an increase in capital markets fees. The decrease in noninterest expense was primarily due to a reduction in acquisition-related expenses of $224 million and execution of cost reduction initiatives associated with the TCF acquisition.
The tangible common equity to tangible assets ratio was 5.32% at September 30, 2022, down 156 basis points from December 31, 2021, primarily due to a decrease in tangible common equity related to higher interest rates causing an increase in accumulated other comprehensive loss, partially offset by undistributed earnings. CET1 risk-based capital ratio was 9.27%, down from 9.33% from December 31, 2021. The decrease in regulatory capital ratios was primarily driven by dividends, risk-weighted assets growth, and goodwill recognized, partially offset by earnings.
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
6 Huntington Bancshares Incorporated

Table of Content
Economy
Growth in economic activity and demand for goods and services, alongside labor shortages, supply chain complications and geopolitical matters, have contributed to rising inflation. In response, the FRB has raised interest rates and has been reducing the size of its balance sheet. Furthermore, the FRB signaled that it would continue to implement these policy actions in order to bring inflation down. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as an economic slowdown or recession.
We delivered positive results this quarter, driven by continued execution of strategic initiatives including loan and lease growth, higher deposit balances and expanded fee income while maintaining disciplined expense management. The recent addition of Capstone Partners has expanded the expertise we bring to customers, is benefiting our continued efforts to deepen relationships with commercial customers and is increasing our fee income opportunities. Credit continues to perform well in keeping with our aggregate moderate-to-low, through-the-cycle risk appetite. Through our disciplined and proactive approach, we believe Huntington is well positioned to manage through the uncertainty in the macroeconomic environment. We remain focused on delivering profitable growth.
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

2022 3Q Form 10-Q 7

Table of Content

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	September 30,	September 30,	Change
(amounts in millions, except per share data)	2022	2021	Amount	Percent
Interest income	$1,589	$1,205	$384	32%
Interest expense	185	45	140	NM
Net interest income	1,404	1,160	244	21
Provision for credit losses	106	(62)	168	NM
Net interest income after provision for credit losses	1,298	1,222	76	6
Service charges on deposit accounts	93	114	(21)	(18)
Card and payment processing income	96	96	—	—
Mortgage banking income	26	81	(55)	(68)
Trust and investment management services	60	61	(1)	(2)
Capital markets fees	73	40	33	83
Insurance income	28	25	3	12
Leasing revenue	29	42	(13)	(31)
Bank owned life insurance income	13	15	(2)	(13)
Gain on sale of loans	15	2	13	NM
Other noninterest income	65	59	6	10
Total noninterest income	498	535	(37)	(7)
Personnel costs	614	643	(29)	(5)
Outside data processing and other services	145	304	(159)	(52)
Net occupancy	63	95	(32)	(34)
Equipment	60	79	(19)	(24)
Professional services	18	26	(8)	(31)
Marketing	24	25	(1)	(4)
Deposit and other insurance expense	15	17	(2)	(12)
Amortization of intangibles	13	13	—	—
Lease financing equipment depreciation	11	19	(8)	(42)
Other noninterest expense	90	68	22	32
Total noninterest expense	1,053	1,289	(236)	(18)
Income before income taxes	743	468	275	59
Provision for income taxes	146	90	56	62
Income after income taxes	597	378	219	58
Income attributable to non-controlling interest	3	1	2	NM
Net income attributable to Huntington Bancshares Inc	594	377	217	58
Dividends on preferred shares	29	29	—	—
Impact of preferred stock redemption	—	15	(15)	NM
Net income applicable to common shares	$565	$333	$232	70%
Average common shares—basic	1,443	1,463	(20)	(1)%
Average common shares—diluted	1,465	1,487	(22)	(1)
Net income per common share—basic	$0.39	$0.23	$0.16	70
Net income per common share—diluted	0.39	0.22	0.17	77
Return on average total assets	1.31%	0.86%
Return on average common shareholders’ equity	13.9	7.6
Return on average tangible common shareholders’ equity (1)	21.9	11.5
Net interest margin (2)	3.42	2.91
Efficiency ratio (3)	54.4	74.9
Effective tax rate	19.7	19.0
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,404	$1,160	$244	21%
FTE adjustment	8	7	1	14
Net interest income, FTE (non-GAAP) (2)	1,412	1,167	245	21
Noninterest income	498	535	(37)	(7)
Total revenue, FTE (non-GAAP) (2)	$1,910	$1,702	$208	12%
(1)Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability and calculated assuming a 21% tax rate.
(2)On an FTE basis assuming a 21% tax rate.
(3)Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

8 Huntington Bancshares Incorporated

Table of Content

Table 2 - Selected Year to Date Income Statement Data

	Nine Months Ended September 30,		Change
(amounts in millions, except per share data)	2022	2021	Amount	Percent
Interest income	$4,115	$3,009	$1,106	37%
Interest expense	304	39	265	NM
Net interest income	3,811	2,970	841	28
Provision for credit losses	198	89	109	122
Net interest income after provision for credit losses	3,613	2,881	732	25
Service charges on deposit accounts	295	271	24	9
Card and payment processing income	278	241	37	15
Mortgage banking income	119	248	(129)	(52)
Trust and investment management services	188	169	19	11
Capital markets fees	169	104	65	63
Insurance income	86	77	9	12
Leasing revenue	91	58	33	57
Bank owned life insurance income	41	47	(6)	(13)
Gain on sale of loans	55	8	47	NM
Net gains on sales of securities	—	10	(10)	NM
Other noninterest income	160	141	19	13
Total noninterest income	1,482	1,374	108	8
Personnel costs	1,771	1,703	68	4
Outside data processing and other services	463	581	(118)	(20)
Net occupancy	185	209	(24)	(11)
Equipment	202	180	22	12
Professional services	56	91	(35)	(38)
Marketing	69	54	15	28
Deposit and other insurance expense	53	33	20	61
Amortization of intangibles	40	34	6	18
Lease financing equipment depreciation	36	24	12	50
Other noninterest expense	249	245	4	2
Total noninterest expense	3,124	3,154	(30)	(1)
Income before income taxes	1,971	1,101	870	79
Provision for income taxes	371	206	165	80
Income after income taxes	1,600	895	705	79
Income attributable to non-controlling interest	7	1	6	NM
Net income attributable to Huntington Bancshares Inc	1,593	894	699	78
Dividends on preferred shares	85	103	(18)	(17)
Impact of preferred stock redemption	—	15	(15)	NM
Net income applicable to common shares	$1,508	$776	$732	94%

Average common shares—basic	1,441	1,202	239	20%
Average common shares—diluted	1,464	1,225	239	20
Net income per common share—basic	$1.05	$0.65	$0.40	62
Net income per common share—diluted	1.03	0.63	0.40	63

Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$3,811	$2,970	$841	28%
FTE adjustment	22	19	3	16
Net interest income, FTE (non-GAAP) (1)	3,833	2,989	844	28
Noninterest income	1,482	1,374	108	8
Total revenue, FTE (non-GAAP) (1)	$5,315	$4,363	$952	22%
(1)On an FTE basis assuming a 21% tax rate.

2022 3Q Form 10-Q 9

Table of Content
Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 3 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin
	Three Months Ended
	September 30, 2022			September 30, 2021			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (2)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$3,204	$19	2.39%	$11,536	$4	0.17%	$(8,332)	(72)%
Interest-bearing deposits in banks	260	2	3.31	466	1	0.04	(206)	(44)
Securities:
Trading account securities	24	—	4.12	49	—	2.98	(25)	(51)
Available-for-sale securities:
Taxable	21,677	165	3.06	20,147	68	1.34	1,530	8
Tax-exempt	2,917	25	3.39	3,116	18	2.37	(199)	(6)
Total available-for-sale securities	24,594	190	3.09	23,263	86	1.48	1,331	6
Held-to-maturity securities—taxable	17,188	95	2.21	11,964	47	1.58	5,224	44
Other securities	804	7	3.21	677	2	1.43	127	19
Total securities	42,610	292	2.74	35,953	135	1.52	6,657	19
Loans held for sale	986	13	4.98	1,525	13	3.23	(539)	(35)
Loans and leases: (3)
Commercial:
Commercial and industrial	43,598	490	4.40	40,597	419	4.04	3,001	7
Commercial real estate	16,102	190	4.61	14,694	122	3.23	1,408	10
Lease financing	4,981	63	4.95	4,983	61	4.84	(2)	—
Total commercial	64,681	743	4.50	60,274	602	3.91	4,407	7
Consumer:
Residential mortgage	21,552	174	3.23	18,886	139	2.95	2,666	14
Automobile	13,514	120	3.53	13,209	121	3.62	305	2
Home equity	10,431	143	5.43	11,106	113	4.03	(675)	(6)
RV and marine	5,454	59	4.29	4,998	55	4.33	456	9
Other consumer	1,332	32	9.55	1,195	29	9.72	137	11
Total consumer	52,283	528	4.02	49,394	457	3.67	2,889	6
Total loans and leases	116,964	1,271	4.28	109,668	1,059	3.80	7,296	7
Allowance for loan and lease losses	(2,099)			(2,219)			120	5
Net loans and leases	114,865			107,449			7,416	7
Total earning assets	164,024	1,597	3.86	159,148	1,212	3.02	4,876	3
Cash and due from banks	1,697			1,535			162	11
Goodwill and other intangible assets	5,781			5,578			203	4
All other assets	10,154			9,791			363	4
Total assets	$179,557			$173,833			$5,724	3%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$42,038	$42	0.40%	$35,690	$3	0.04%	$6,348	18%
Money market deposits	34,058	25	0.29	33,281	7	0.08	777	2
Savings and other domestic deposits	21,439	1	0.02	20,931	1	0.03	508	2
Core certificates of deposit (4)	2,040	1	0.10	3,319	(2)	(0.23)	(1,279)	(39)
Other domestic deposits of $250,000 or more	193	—	0.35	582	1	0.21	(389)	(67)
Negotiable CDs, brokered and other deposits	4,124	23	2.25	3,905	1	0.15	219	6
Total interest-bearing deposits	103,892	92	0.35	97,708	11	0.05	6,184	6
Short-term borrowings	2,609	22	3.31	317	—	0.14	2,292	NM
Long-term debt	8,251	71	3.40	7,587	34	1.81	664	9
Total interest-bearing liabilities	114,752	185	0.64	105,612	45	0.17	9,140	9
Demand deposits—noninterest-bearing	42,116			44,595			(2,479)	(6)
All other liabilities	4,340			3,823			517	14
Total Huntington Bancshares Inc shareholders’ equity	18,317			19,783			(1,466)	(7)
Non-controlling interest	32			20			12	60
Total equity	18,349			19,803			(1,454)	(7)
Total liabilities and shareholders’ equity	$179,557			$173,833			$5,724	3%
Net interest rate spread			3.22			2.85
Impact of noninterest-bearing funds on margin			0.20			0.06
Net interest margin/NII (FTE)		$1,412	3.42%		$1,167	2.91%
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

10 Huntington Bancshares Incorporated

Table of Content
2022 Third Quarter versus 2021 Third Quarter
Net interest income for the 2022 third quarter increased $244 million, or 21%, from the 2021 third quarter. FTE net interest income, a non-GAAP financial measure, for the 2022 third quarter increased $245 million, or 21%, from the 2021 third quarter. The increase in FTE net interest income reflects a 51 basis point increase in the FTE NIM to 3.42% and a $4.9 billion, or 3%, increase in average total earning assets. The increase to FTE NIM was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds. The increase in average total earning assets included a $7.3 billion, or 7%, increase in average loans and leases and a $6.7 billion, or 19%, increase in average securities, partially offset by an $8.3 billion, or 72%, decrease in deposits held at the FRB. Average loan and lease balance increases were driven by organic growth in commercial and consumer loans and leases, partially offset by a $3.1 billion decrease in average PPP loans. The increase in average securities was driven by the redeployment of excess liquidity into securities in the second half of 2021.
Net interest income for the 2022 third quarter included $15 million of net interest income from purchase accounting accretion and $4 million in accelerated PPP loan fees recognized upon forgiveness payments from the SBA, compared to $36 million and $30 million, respectively, in the 2021 third quarter.

2022 3Q Form 10-Q 11

Table of Content

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin
	Nine months ended
	September 30, 2022			September 30, 2021			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (2)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$4,629	$29	0.84%	$8,432	$8	0.13%	$(3,803)	(45)%
Interest-bearing deposits in banks	200	3	1.85	322	1	0.04	(122)	(38)
Securities:
Trading account securities	33	1	3.75	50	1	3.21	(17)	(34)
Available-for-sale securities:
Taxable	22,509	378	2.24	18,376	184	1.33	4,133	22
Tax-exempt	2,887	66	3.04	2,868	52	2.43	19	1
Total available-for-sale securities	25,396	444	2.33	21,244	236	1.48	4,152	20
Held-to-maturity securities—taxable	16,336	251	2.05	9,185	124	1.81	7,151	78
Other securities	841	18	2.83	524	6	1.57	317	60
Total securities	42,606	714	2.23	31,003	367	1.58	11,603	37
Loans held for sale	1,086	33	4.00	1,404	31	2.90	(318)	(23)
Loans and leases: (3)
Commercial:
Commercial and industrial	42,569	1,297	4.02	35,657	1,053	3.90	6,912	19
Commercial real estate	15,484	435	3.70	10,345	243	3.09	5,139	50
Lease financing	4,938	185	4.95	3,336	125	4.96	1,602	48
Total commercial	62,991	1,917	4.01	49,338	1,421	3.80	13,653	28
Consumer:
Residential mortgage	20,536	478	3.10	14,941	338	3.02	5,595	37
Automobile	13,512	347	3.44	12,891	352	3.65	621	5
Home equity	10,406	360	4.62	9,771	282	3.86	635	6
RV and marine	5,293	166	4.19	4,549	145	4.26	744	16
Other consumer	1,301	90	9.21	1,058	83	10.44	243	23
Total consumer	51,048	1,441	3.77	43,210	1,200	3.71	7,838	18
Total loans and leases	114,039	3,358	3.91	92,548	2,621	3.76	21,491	23
Allowance for loan and lease losses	(2,067)			(1,953)			(114)	(6)
Net loans and leases	111,972			90,595			21,377	24
Total earning assets	162,560	4,137	3.40	133,709	3,028	3.03	28,851	22
Cash and due from banks	1,672			1,242			430	35
Goodwill and other intangible assets	5,660			3,615			2,045	57
All other assets	10,092			8,459			1,633	19
Total assets	$177,917			$145,072			$32,845	23%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$41,467	$56	0.18%	$30,776	$9	0.04%	$10,691	35%
Money market deposits	33,512	37	0.15	29,243	15	0.07	4,269	15
Savings and other domestic deposits	21,480	3	0.02	16,165	4	0.03	5,315	33
Core certificates of deposit (4)	2,274	2	0.10	2,186	1	0.05	88	4
Other domestic deposits of $250,000 or more	244	—	0.24	320	1	0.23	(76)	(24)
Negotiable CDs, brokered and other deposits	3,522	30	1.14	3,417	4	0.16	105	3
Total interest-bearing deposits	102,499	128	0.17	82,107	34	0.05	20,392	25
Short-term borrowings	3,139	36	1.52	256	—	0.26	2,883	NM
Long-term debt (5)	7,401	140	2.51	7,413	5	0.10	(12)	—
Total interest-bearing liabilities	113,039	304	0.36	89,776	39	0.06	23,263	26
Demand deposits—noninterest-bearing	42,157			36,139			6,018	17
All other liabilities	4,158			2,952			1,206	41
Total Huntington Bancshares Inc shareholders’ equity	18,534			16,196			2,338	14
Non-controlling interest	29			9			20	NM
Total equity	18,563			16,205			2,358	15
Total liabilities and shareholders’ equity	$177,917			$145,072			$32,845	23%
Net interest rate spread			3.04			2.97
Impact of noninterest-bearing funds on margin			0.11			0.02
Net interest margin/NII		$3,833	3.15%		$2,989	2.99%
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
(5)    Reflects the net mark-to-market impact of interest rate caps, a benefit of $89 million, or 161 bps, for the first nine-month period of 2021. There was no impact for the first nine-month period of 2022.

12 Huntington Bancshares Incorporated

Table of Content
2022 First Nine Months versus 2021 First Nine Months
Net interest income for the first nine-month period of 2022 increased $841 million, or 28%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first nine-month period of 2022 increased $844 million, or 28%, from the year-ago period. The increase in FTE net interest income reflected the benefit of a $28.9 billion, or 22%, increase in average total earning assets in addition to a 16 basis point increase in the FTE NIM to 3.15%. The increase in average total earning assets included a $21.5 billion, or 23%, increase in average loans and leases and a $11.6 billion, or 37%, increase in average securities. Average balances across earning assets categories reflect the late second-quarter 2021 TCF acquisition in addition to organic growth. The increase in average securities was additionally driven by the redeployment of excess liquidity into securities in the second half of 2021.
The NIM expansion was driven by the higher rate environment driving an increase in loans and lease and investment security yields, partially offset by higher cost of funds, the prior year benefit from the $89 million net mark-to-market impact of interest rate caps, and the impact of lower accelerated PPP loan fees recognized upon forgiveness payments from the SBA in 2022.
Net interest income for the first nine-month period of 2022 included $50 million of net interest income from purchase accounting accretion and $20 million in accelerated PPP loan fees recognized upon forgiveness payments from the SBA, compared to $46 million and $105 million, respectively, in the year-ago period.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the credit allowance at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio, and unfunded lending commitments.
The provision for credit losses for the 2022 third quarter of $106 million, an increase of $168 million, compared to the 2021 third quarter, primarily due to a combination of current period loan and lease growth and a reserve release in the prior year period. On a year-to-date basis, provision for credit losses for the first nine-month period of 2022 was $198 million, an increase of $109 million, or 122%, compared to the year-ago period, primarily due to loan and lease growth. The prior year-to-date provision for credit losses primarily reflected the TCF acquisition initial provision for credit losses of $294 million, offset by improvement in economic forecast in 2021 as there was more clarity relating to the economic impacts of COVID-19.
The components of the provision for credit losses were as follows:

Table 5 - Provision for Credit Losses
	Three Months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(dollar amounts in millions)	2022	2021	2022	2021
Provision for loan and lease losses	$80	$(56)	$151	$42
Provision for unfunded lending commitments	26	(6)	43	47
Provision for securities	—	—	4	—
Total provision for credit losses	$106	$(62)	$198	$89
The ACL increased $25 million from the year-ago quarter to $2.2 billion, or 1.89%, of total loans and leases, compared to $2.2 billion, or 2.01% of total loans and leases. The decrease in ACL as a percentage of total loans and leases reflects a gradual improvement in the economic outlook, while also recognizing the near-term recessionary risks.

2022 3Q Form 10-Q 13

Table of Content
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
	Three Months Ended		3Q22 vs. 3Q21
	September 30,	September 30,	Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Service charges on deposit accounts	$93	$114	$(21)	(18)%
Card and payment processing income	96	96	—	—
Mortgage banking income	26	81	(55)	(68)
Trust and investment management services	60	61	(1)	(2)
Capital markets fees	73	40	33	83
Insurance income	28	25	3	12
Leasing revenue	29	42	(13)	(31)
Bank owned life insurance income	13	15	(2)	(13)
Gain on sale of loans	15	2	13	NM
Other noninterest income	65	59	6	10
Total noninterest income	$498	$535	$(37)	(7)%

2022 Third Quarter versus 2021 Third Quarter
Noninterest income for the 2022 third quarter was $498 million, a decrease of $37 million, or 7%, from the year-ago quarter. Mortgage banking income decreased $55 million, or 68%, primarily reflecting lower secondary marketing spreads and lower salable volume. Service charges on deposit accounts decreased $21 million, or 18%, primarily reflecting impact from Fair Play enhancements implemented in July 2022 and conversion of TCF customers to Huntington’s Fair Play product and service set in October 2021. Leasing revenue decreased $13 million, or 31%, primarily reflecting a decrease in operating leases. Partially offsetting these decreases, capital markets fees increased $33 million, or 83%, primarily reflecting higher advisory fees supported by a full quarter impact of Capstone Partners, and gain on sale of loans increased $13 million, primarily due to resuming the sale of SBA loans in 2022.

Table 7 - Noninterest Income—2022 First Nine Months Ended vs. 2021 First Nine Months Ended
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Service charges on deposit accounts	$295	$271	$24	9%
Card and payment processing income	278	241	37	15
Mortgage banking income	119	248	(129)	(52)
Trust and investment management services	188	169	19	11
Capital markets fees	169	104	65	63
Insurance income	86	77	9	12
Leasing revenue	91	58	33	57
Bank owned life insurance income	41	47	(6)	(13)
Gain on sale of loans	55	8	47	NM
Net gains on sales of securities	—	10	(10)	NM
Other noninterest income	160	141	19	13
Total noninterest income	$1,482	$1,374	$108	8%
14 Huntington Bancshares Incorporated

Table of Content
Noninterest income for the first nine-month period of 2022 increased $108 million, or 8%, from the year-ago period. The first nine-month period of 2022 noninterest income across categories was driven by the full-period impact of the TCF acquisition, completed in June 2021. Capital markets fees increased $65 million, or 63%, primarily reflecting higher advisory fees supported by the impact of Capstone Partners, interest rate derivative fees, loan syndication fees, and foreign exchange fees. Gain on sale of loans increased $47 million, primarily due to resuming the sale of SBA loans in 2022. Trust and investment management services increased $19 million, or 11%, primarily reflecting continued strong sales and the impact of the TCF acquisition. All other increases were primarily a result of the impact of the TCF acquisition. These increases were partially offset by decreases in mortgage banking of $129 million, or 52%, primarily reflecting lower secondary marketing spreads and lower salable volume, and net gains on sales of securities of $10 million, as the prior year included sales reflecting securities optimization following the acquisition of TCF.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 8 - Noninterest Expense
	Three Months Ended		3Q22 vs. 3Q21
	September 30,	September 30,	Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Personnel costs	$614	$643	$(29)	(5)%
Outside data processing and other services	145	304	(159)	(52)
Net occupancy	63	95	(32)	(34)
Equipment	60	79	(19)	(24)
Professional services	18	26	(8)	(31)
Marketing	24	25	(1)	(4)
Deposit and other insurance expense	15	17	(2)	(12)
Amortization of intangibles	13	13	—	—
Lease financing equipment depreciation	11	19	(8)	(42)
Other noninterest expense	90	68	22	32
Total noninterest expense	$1,053	$1,289	$(236)	(18)%
Number of employees (average full-time equivalent)	19,997	20,908	(911)	(4)%
Impacts of acquisition-related expenses:

	Three Months Ended
	September 30,	September 30,
(dollar amounts in millions)	2022	2021
Personnel costs	$1	$36
Outside data processing and other services	2	140
Net occupancy	6	36
Equipment	1	5
Professional services	—	9
Marketing	—	3
Other noninterest expense	—	5
Total noninterest expense adjustments	$10	$234
2022 Third Quarter versus 2021 Third Quarter
Noninterest expense for the 2022 third quarter was $1.1 billion, a decrease of $236 million, or 18%, from the year-ago quarter, primarily reflecting a $224 million decrease in acquisition-related expenses and execution of cost reduction initiatives associated with the TCF acquisition.

15

Table of Content

Table 9 - Noninterest Expense—2022 First Nine Months Ended vs. 2021 First Nine Months Ended

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Personnel costs	$1,771	$1,703	$68	4%
Outside data processing and other services	463	581	(118)	(20)
Net occupancy	185	209	(24)	(11)
Equipment	202	180	22	12
Professional services	56	91	(35)	(38)
Marketing	69	54	15	28
Deposit and other insurance expense	53	33	20	61
Amortization of intangibles	40	34	6	18
Lease financing equipment depreciation	36	24	12	50
Other noninterest expense	249	245	4	2
Total noninterest expense	$3,124	$3,154	$(30)	(1)%
Impacts of acquisition-related expenses:

	Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021
Personnel costs	$8	$146
Outside data processing and other services	39	181
Net occupancy	22	74
Equipment	3	9
Professional services	3	53
Marketing	—	3
Deposit and other insurance expense	1	—
Other noninterest expense	4	58
Total noninterest expense adjustments	$80	$524
Noninterest expense decreased $30 million, or 1%, from the year-ago period, primarily reflecting a $444 million decrease in acquisition-related expenses and execution of cost reduction initiatives, partially offset by the full-period impact of the TCF acquisition. Outside data processing and other services decreased $118 million, or 20%, professional services expense decreased $35 million, or 38%, and net occupancy expense decreased $24 million, or 11%, all primarily reflecting decreases in acquisition-related expense, partially offset by the full-period impact of the TCF acquisition. Partially offsetting these decreases, personnel costs increased $68 million, or 4%, primarily due to the impact of the full-period impact of the TCF acquisition in addition to impacts of merit increases, partially offset by a decrease in acquisition-related expenses. Equipment expense increased $22 million, or 12%, primarily reflecting the impact of the TCF acquisition and timing of technology equipment purchases and amortization. Marketing expense increased $15 million, or 28%, primarily reflecting investment in new product launches and expanding brand marketing. All other increases were primarily a result of the impact of the TCF acquisition.
Provision for Income Taxes
The provision for income taxes in the 2022 third quarter was $146 million, compared to $90 million in the 2021 third quarter. The provision for income taxes for the nine-month periods ended September 30, 2022 and September 30, 2021 was $371 million and $206 million, respectively. All periods included the benefits from general business credits, capital losses, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rates for the 2022 third quarter and 2021 third quarter were 19.7% and 19.0%, respectively. The effective tax rates for the nine-month periods ended September 30, 2022 and September 30, 2021 were 18.8% and 18.7%, respectively.
The net federal deferred tax asset was $658 million, and the net state deferred tax asset was $84 million at September 30, 2022.
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
We believe that our primary risk exposures are credit, market, liquidity, operational and compliance. More information on risk can be found in Item 1A Risk Factors below, the Risk Factors section included in Item 1A of our 2021 Annual Report on Form 10-K and subsequent filings with the SEC. The MD&A included in our 2021 Annual Report on Form 10-K should be read in conjunction with this MD&A, as this discussion provides only material updates to the 2021 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2021 Annual Report on Form 10-K.
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
2022 3Q Form 10-Q 17

Table of Content
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2021 Annual Report on Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 10 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	September 30, 2022		December 31, 2021
Commercial:
Commercial and industrial	$44,144	38%	$41,688	37%
Commercial real estate	16,456	14	14,961	14
Lease financing	5,093	4	5,000	4
Total commercial	65,693	56	61,649	55
Consumer:
Residential mortgage	21,816	18	19,256	17
Automobile	13,430	11	13,434	12
Home equity	10,440	9	10,550	9
RV and marine	5,436	5	5,058	5
Other consumer	1,332	1	1,320	2
Total consumer	52,454	44	49,618	45
Total loans and leases	$118,147	100%	$111,267	100%
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
18 Huntington Bancshares Incorporated

Table of Content
The table below provides our total loan and lease portfolio by industry type:

Table 11 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	September 30, 2022		December 31, 2021
Commercial loans and leases:
Real estate and rental and leasing	$15,984	14%	$14,287	13%
Retail trade (1)	8,760	7	6,709	6
Manufacturing	7,992	7	7,401	7
Finance and insurance	5,241	4	4,595	4
Health care and social assistance	4,278	4	4,733	4
Wholesale Trade	4,330	4	4,067	4
Accommodation and food services	3,368	3	3,778	3
Transportation and warehousing	3,073	3	3,096	3
Other services	2,057	2	2,119	2
Professional, scientific, and technical services	1,910	2	1,975	2
Construction	1,691	1	1,980	2
Arts, entertainment, and recreation	1,400	1	1,495	1
Admin./Support/Waste Mgmt. and Remediation Services	1,309	1	1,285	1
Utilities	1,085	1	932	1
Information	1,000	1	870	1
Public administration	678	1	713	1
Educational services	528	—	657	—
Agriculture, forestry, fishing and hunting	438	—	453	—
Mining, quarrying, and oil and gas extraction	212	—	358	—
Management of companies and enterprises	113	—	130	—
Unclassified/other	246	—	16	—
Total commercial loans and leases by industry category	65,693	56	61,649	55
Residential mortgage	21,816	18	19,256	17
Automobile	13,430	11	13,434	12
Home equity	10,440	9	10,550	9
RV and marine	5,436	5	5,058	5
Other consumer loans	1,332	1	1,320	2
Total loans and leases	$118,147	100%	$111,267	100%
(1)    Amounts include $1.9 billion and $1.5 billion of auto dealer services loans at September 30, 2022 and December 31, 2021, respectively.
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
Credit quality performance in the 2022 third quarter reflected NCOs of $44 million, or 0.15% of average total loans and leases, annualized, a decrease of $11 million, compared to $55 million, or 0.20%, in the year-ago quarter. The decrease was driven by a $32 million reduction in Commercial NCOs to $15 million in the 2022 third quarter, partially offset by a $21 million increase in Consumer NCOs. NPAs decreased from December 31, 2021 by $123 million, or 16%, largely driven by a decrease in commercial and industrial NALs.
2022 3Q Form 10-Q 19

Table of Content
NPAs and NALs
(This section should be read in conjunction with Note 5 “Loans / Leases” and Note 6 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2021 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $428 million of commercial related NALs at September 30, 2022, $271 million, or 63%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Nonaccrual loans and leases (NALs):
Commercial and industrial	$288	$370
Commercial real estate	110	104
Lease financing	30	48
Residential mortgage	94	111
Automobile	4	3
Home equity	75	79
RV and marine	1	1
Total nonaccrual loans and leases	602	716
Other real estate, net:
Residential	11	8
Commercial	—	1
Total other real estate, net	11	9
Other NPAs (1)	14	25
Total nonperforming assets	$627	$750

Nonaccrual loans and leases as a % of total loans and leases	0.51%	0.64%
NPA ratio (2)	0.53	0.67
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
The baseline scenario used for the 2022 third quarter assumes that the Russian oil supply losses will be largely offset resulting in the global oil market remaining balanced into 2023, allowing oil prices to gradually drop. The overnight federal funds rate is forecasted to continue to increase, hitting a terminal rate of 3.5% in Q1 2023 as the Federal Reserve continues to address the elevated inflation levels. The expectation is that the federal funds rate would stay at 3.5% through 2023, before starting to cut rates over the course of 2024.
The table below is intended to show how the forecasted path of unemployment rate and GDP has changed since the end of 2021:

Table 13 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2021	2022		2023
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2021	4.5%	3.7%	3.5%	3.5%	3.5%
3Q 2022	N/A	N/A	3.7	3.9	4.0

Gross Domestic Product (1)
4Q 2021	6.6%	3.6%	2.5%	2.9%	2.8%
3Q 2022	N/A	N/A	1.0	1.8	2.7

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including those related to geopolitical instability, and current inflation levels considering multiple macroeconomic forecasts that reflected a range of possible outcomes in order to address such uncertainty. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact of the current inflation levels and attempts to lower inflation through Federal Reserve rate actions will have on the economy remains uncertain.
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of various economic scenarios for appropriate usage, concluding that the quantitative transactional reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2022 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
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
2022 3Q Form 10-Q 21

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
The table below reflects the allocation of our ALLL among our various loan categories and the reported ACL:

Table 14 - Allocation of Allowance for Credit Losses (1)
(dollar amounts in millions)	September 30, 2022		December 31, 2021
ALLL
Commercial
Commercial and industrial	$860	38%	$832	37%
Commercial real estate	504	14	586	14
Lease financing	50	4	44	4
Total commercial	1,414	56	1,462	55
Consumer
Residential mortgage	178	18	145	17
Automobile	118	11	108	12
Home equity	126	9	88	9
RV and marine	127	5	105	5
Other consumer	147	1	122	2
Total consumer	696	44	568	45
Total ALLL	2,110	100%	2,030	100%
AULC	120		77
Total ACL	$2,230		$2,107
Total ALLL as a % of
Total loans and leases		1.79%		1.82%
Nonaccrual loans and leases		351		284
NPAs		336		271
Total ACL as % of
Total loans and leases		1.89%		1.89%
Nonaccrual loans and leases		371		294
NPAs		355		281
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At September 30, 2022, the ACL was $2.2 billion, or 1.89% of total loans and leases, compared to $2.1 billion, or 1.89%, at December 31, 2021. The consistent ACL as a percentage of total loans and leases reflects positive credit quality trends while recognizing the uncertainty in the near-term macroeconomic outlook. The increase in the total ACL was primarily driven by loan and lease growth.
22 Huntington Bancshares Incorporated

Table of Content
NCOs
The table below reflects NCO detail for the three-month periods ended September 30, 2022 and 2021:

Table 15 - Quarterly Net Charge-off Analysis
	Three Months Ended
	September 30,	September 30,
(dollar amounts in millions)	2022	2021
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$16	$28
Commercial real estate	(3)	7
Lease financing	2	12
Total commercial	15	47
Consumer:
Residential mortgage	(1)	—
Automobile	3	(4)
Home equity	(2)	(3)
RV and marine	2	—
Other consumer	27	15
Total consumer	29	8
Total net charge-offs	$44	$55

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.15%	0.28%
Commercial real estate	(0.06)	0.21
Lease financing	0.17	0.87
Total commercial	0.10	0.31
Consumer:
Residential mortgage	(0.02)	—
Automobile	0.07	(0.10)
Home equity	(0.07)	(0.08)
RV and marine	0.17	(0.01)
Other consumer	8.09	4.84
Total consumer	0.22	0.07
Net charge-offs as a % of average loans and leases	0.15%	0.20%
2022 Third Quarter versus 2021 Third Quarter
NCOs were an annualized 0.15% of average loans and leases in the current quarter, down from 0.20% in the 2021 third quarter. NCOs for the commercial portfolios showed improvement, with annualized net charge-offs of 0.10% in the current quarter, compared to 0.31% in the year-ago quarter. Consumer charge-offs were higher in the quarter, compared to the year-ago quarter.

2022 3Q Form 10-Q 23

Table of Content
The table below reflects NCO detail for the nine-month periods ended September 30, 2022 and 2021:

Table 16 - Year to Date Net Charge-off Analysis
(dollar amounts in millions)
	Nine months ended September 30,
	2022	2021
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$(11)	$93
Commercial real estate	1	21
Lease financing	4	41
Total commercial	(6)	155
Consumer:
Residential mortgage	(2)	—
Automobile	3	(6)
Home equity	(5)	(4)
RV and marine	6	3
Other consumer	75	33
Total consumer	77	26
Total net charge-offs	$71	$181
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	(0.04)%	0.35%
Commercial real estate	0.01	0.27
Lease financing	0.11	1.64
Total commercial	(0.01)	0.42
Consumer:
Residential mortgage	(0.01)	—
Automobile	0.03	(0.06)
Home equity	(0.06)	(0.05)
RV and marine	0.16	0.09
Other consumer	7.72	4.07
Total consumer	0.20	0.08
Net charge-offs as a % of average loans	0.08%	0.26%

2022 First Nine Months versus 2021 First Nine Months
NCOs decreased $110 million in the first nine-month period of 2022 to $71 million. NCOs for the commercial portfolios showed improvement, with annualized net recoveries of 0.01% in the current period compared to annualized net charge-offs of 0.42% in the year-ago period. Consumer charge-offs were higher in the period, compared to the year-ago period.
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

Table 17 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
September 30, 2022	-2.1	2.2	4.3
December 31, 2021	-4.2	4.6	8.9
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual “ramp” -100, +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next twelve months.
The NII at Risk shows that the balance sheet is asset sensitive at both September 30, 2022, and December 31, 2021. The change in sensitivity is primarily driven by changes in market interest rate expectations, and the size and mix of the balance sheet.

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
September 30, 2022	6.4	-8.5	-17.9
December 31, 2021	-4.6	-1.5	-5.6
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -100, +100 and +200 basis point parallel “shock” scenarios.
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
2022 3Q Form 10-Q 25

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
The following tables present additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities at September 30, 2022 and December 31, 2021.

Table 19 - Weighted-Average Maturity, Receive Rate and SOFR/LIBOR Reset Rate on Asset Liability Management Instruments
	September 30, 2022
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$7,875	1.66	$(399)	1.21%	2.70%
Receive Fixed - Pay SOFR	6,400	3.55	(303)	2.38	2.35
Pay Fixed - Receive 1 month LIBOR (1)	7,585	4.04	829	0.90	3.04
Pay Fixed - Receive SOFR	366	7.27	52	1.46	2.29
Receive Fixed - Pay SOFR - forward starting (2)	4,050	4.96	(177)	2.63	—
Pay Fixed - Receive 1 month LIBOR - forward starting (3)	530	6.29	67	1.44	—
Pay Fixed - Receive SOFR - forward starting (1) (4)	1,816	6.21	85	2.10	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	2.10	(59)	2.01	2.75
Receive Fixed - Pay SOFR	4,299	5.52	(199)	2.73	2.70
Purchased swaption collars
Purchased Interest Rate Swaption Collars (5)	4,000	0.31	(65)	2.37 / 3.67	—
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (6)	230	2.91	—	3.08	2.97
Pay Fed Fund - Receive SOFR (economic hedges) (6)	41	0.23	—	2.96	3.08
Total swap portfolio (7)	$38,622		$(169)

26 Huntington Bancshares Incorporated

Table of Content

	December 31, 2021
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$10,775	1.88	$58	1.38%	0.11%
Pay Fixed - Receive 1 month LIBOR (1)	1,625	8.83	34	1.08	0.10
Pay Fixed - Receive SOFR	67	7.98	—	1.32	—
Pay Fixed - Pay 1 month LIBOR - forward starting (8)	6,500	3.97	78	0.90	—
Pay Fixed - Receive SOFR - forward starting (8)	36	7.32	—	1.29	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,928	2.16	54	2.13	0.10
Basis Swaps
Pay SOFR- Receive Fed Fund (economic hedges) (5)	230	3.66	—	0.08	0.06
Pay Fed Fund - Receive SOFR (economic hedges) (5)	41	0.98	—	0.05	0.08
Total swap portfolio	$21,202		$224

	December 31, 2021
		Average Maturity (years)		Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$375	0.06	$2	1.93%	0.10%
Total floors portfolio	$375		$2

(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from October 2022 to July 2024.
(3)Forward starting swaps effective starting from October 2022 to February 2023.
(4)Forward starting swaps effective starting from January 2023 to October 2027.
(5)The weighted average fixed rates for the swaption collars are the weighted average strike rates for the upper and lower bounds of the collars.
(6)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(7)LIBOR swap instruments that remain outstanding in July 2023 will transition to a SOFR-based rate.
(8)Forward starting swaps effective starting from January 2022 to February 2023.

MSRs
(This section should be read in conjunction with Note 7 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Condensed Consolidated Financial Statements.)
At September 30, 2022, we had a total of $486 million of capitalized MSRs representing the right to service $32.0 billion in mortgage loans.
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
2022 3Q Form 10-Q 27

Table of Content
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section appearing in Huntington’s 2021 Annual Report on Form 10-K for our on-going liquidity risk management processes.)
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 97% of total deposits at September 30, 2022. We also have available unused wholesale sources of liquidity, including advances from the FHLB, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $12.2 billion as of September 30, 2022.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At September 30, 2022, these core deposits funded 79% of total assets (120% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $21 million and $29 million at September 30, 2022 and December 31, 2021, respectively.
The following table reflects deposit composition detail.

Table 20 - Deposit Composition
	September 30,		December 31,
(dollar amounts in millions)	2022		2021
By Type:
Demand deposits—noninterest-bearing	$40,762	28%	$43,236	30%
Demand deposits—interest-bearing	43,673	30	39,837	28
Money market deposits	33,811	23	32,522	23
Savings and other domestic deposits	21,274	15	21,088	15
Core certificates of deposit (1)	2,115	1	2,740	2
Total core deposits:	141,635	97	139,423	98
Other domestic deposits of $250,000 or more	186	—	359	—
Negotiable CDs, brokered and other deposits	4,492	3	3,481	2
Total deposits	$146,313	100%	$143,263	100%
Total core deposits:
Commercial	$65,151	46%	$61,521	44%
Consumer	76,484	54	77,902	56
Total core deposits	$141,635	100%	$139,423	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB are $89.6 billion at September 30, 2022.
At September 30, 2022, the carrying value of investment securities pledged: (i) to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and (ii) to support borrowing capacity, totaled $28.0 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at September 30, 2022.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding for both the Bank and parent company totaled $15.3 billion at September 30, 2022, compared to $11.3 billion at December 31, 2021. The increase from year-end is primarily due to increases in FHLB borrowings, brokered funds, and senior debt.
At September 30, 2022, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had $3.9 billion and $2.8 billion at September 30, 2022 and December 31, 2021 in cash and cash equivalents, respectively.
On October 20, 2022, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on January 3, 2023, to shareholders of record on December 19, 2022. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on October 20, 2022, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G and Series H Preferred Stock dividend payable on January 17, 2023 to shareholders of record on January 1, 2023. On September 19, 2022, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on December 1, 2022 to shareholders of record on November 15, 2022. Total cash demands required for Series B, Series E, Series F, Series G, Series H and Series I are expected to be approximately $29 million per quarter.
During the first nine months of 2022, the Bank paid preferred and common dividends to the parent company of $34 million and $907 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities.
At September 30, 2022, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
We actively monitor cyber threats such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes, and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. Cybersecurity threats have increased, primarily through phishing campaigns. We are actively monitoring our email gateways for malicious phishing email campaigns. We have also increased our cybersecurity and fraud monitoring activities through the implementation of specific monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce has the option to work remotely.
2022 3Q Form 10-Q 29

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
To govern operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and our Audit Committee, as appropriate. Significant findings or issues are escalated by the Third Party Risk Management Committee to the Technology Committee of the Board of Directors, as appropriate.
The goal of this framework is to implement effective operational risk-monitoring; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
Compliance Risk
Financial institutions are subject to many laws, rules, and regulations at both the federal and state levels. These broad-based laws, rules, and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive, or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. The volume and complexity of recent regulatory changes have increased our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Additionally, colleagues engaged in lending activities receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and/or other courses related to the extension of credit. We hold ourselves to a high standard for adherence to compliance management and seek to continuously enhance our performance.
Capital
We consider disciplined capital management as a key objective. Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing our overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
30 Huntington Bancshares Incorporated

Table of Content
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 21 - Regulatory Capital Data (1)
(dollar amounts in millions)		September 30, 2022	December 31, 2021
Total risk-weighted assets	Consolidated	$138,759	$131,266
	Bank	138,790	130,597
CET 1 risk-based capital	Consolidated	12,859	12,249
	Bank	14,019	13,261
Tier 1 risk-based capital	Consolidated	15,036	14,426
	Bank	15,217	14,445
Tier 2 risk-based capital	Consolidated	3,078	2,821
	Bank	2,284	1,982
Total risk-based capital	Consolidated	18,114	17,246
	Bank	17,501	16,427
CET 1 risk-based capital ratio	Consolidated	9.27%	9.33%
	Bank	10.10	10.15
Tier 1 risk-based capital ratio	Consolidated	10.84	10.99
	Bank	10.96	11.06
Total risk-based capital ratio	Consolidated	13.05	13.14
	Bank	12.61	12.58
Tier 1 leverage ratio	Consolidated	8.51	8.56
	Bank	8.63	8.60
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of September 30, 2022, we have phased in 25% of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.
At September 30, 2022, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the FRB. The decrease in regulatory capital ratios was primarily driven by dividends, risk-weighted asset growth and goodwill recognized, partially offset by earnings.
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
Shareholders’ equity totaled $17.1 billion at September 30, 2022, a decrease of $2.2 billion or 11% when compared with December 31, 2021. The decrease was primarily driven by the higher rate environment causing an increase in accumulated other comprehensive loss, partially offset by earnings, net of dividends.
Huntington is authorized to make capital distributions that are consistent with the requirements in the FRB’s capital rule, inclusive of the SCB requirement. As of September 30, 2022, Huntington’s SCB requirement was 2.5%, which is the minimum under the SCB framework. On April 5, 2022, Huntington submitted its 2022 Capital Plan to the Federal Reserve for supervisory review. By notice dated August 4, 2022, the Federal Reserve informed Huntington that its final SCB requirement associated with its 2022 Capital Plan is 3.3%, effective for the period of October 1, 2022 through September 30, 2023.
2022 3Q Form 10-Q 31

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
32 Huntington Bancshares Incorporated

Table of Content
Net Income by Business Segment
Net income (loss) by business segment for the nine-month periods ending September 30, 2022 and September 30, 2021 is presented in the following table:

Table 22 - Net Income by Business Segment
	Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021
Commercial Banking	$812	$446
Consumer and Business Banking	427	231
Vehicle Finance	161	243
RBHPCG	73	47
Treasury / Other	120	(73)
Net income	$1,593	$894

Commercial Banking

Table 23 - Key Performance Indicators for Commercial Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$1,339	$873	$466	53%
Provision for credit losses	9	107	(98)	(92)
Noninterest income	473	353	120	34
Noninterest expense	767	553	214	39
Provision for income taxes	217	119	98	82
Income attributable to non-controlling interest	7	1	6	NM
Net income	$812	$446	$366	82%
Number of employees (average full-time equivalent)	2,109	1,652	457	28%
Total average assets	$58,886	$40,941	$17,945	44
Total average loans/leases	51,364	34,995	16,369	47
Total average deposits	35,061	28,475	6,586	23
Net interest margin	3.31%	3.11%	0.20%	6
NCOs	$(13)	$116	$(129)	(111)
NCOs as a % of average loans and leases	(0.03)%	0.44%	(0.47)%	(107)

2022 First Nine Months versus 2021 First Nine Months
Commercial Banking reported net income of $812 million in the nine-month period of 2022, compared to $446 million in the year-ago period. Segment net interest income increased $466 million, or 53%, primarily due to an increase in average loans and leases, reflecting the impact of the June 2021 acquisition of TCF and organic loan growth, in addition to a 20-basis point increase in NIM. The increase in NIM was driven by the higher rate environment resulting in an increase in spreads and an increase in net interest income from purchase accounting accretion. The provision for credit losses decreased $98 million, primarily due to the initial provision for credit losses recognized in the second quarter 2021 related to the TCF acquisition. Noninterest income increased $120 million, or 34%, reflecting the impact of the TCF acquisition in addition to an increase in capital markets fees, primarily reflecting higher advisory fees, interest rate derivative fees, loan syndication fees, and foreign exchange fees. Noninterest expense increased $214 million, or 39%, primarily reflecting the impact of the TCF and Capstone Partners acquisitions, which led to higher personnel costs and allocated overhead.
2022 3Q Form 10-Q 33

Table of Content

Consumer and Business Banking

Table 24 - Key Performance Indicators for Consumer and Business Banking
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$1,701	$1,187	$514	43%
Provision for credit losses	138	57	81	142
Noninterest income	785	780	5	1
Noninterest expense	1,807	1,617	190	12
Provision for income taxes	114	62	52	84
Net income	$427	$231	$196	85%
Number of employees (average full-time equivalent)	9,510	8,905	605	7%
Total average assets	$38,416	$35,470	$2,946	8
Total average loans/leases	32,059	30,640	1,419	5
Total average deposits	94,548	76,806	17,742	23
Net interest margin	2.38%	2.03%	0.35%	17
NCOs	$79	$68	$11	16
NCOs as a % of average loans and leases	0.33%	0.30%	0.03%	10

2022 First Nine Months versus 2021 First Nine Months
Consumer and Business Banking, including Home Lending, reported net income of $427 million in the nine-month period of 2022, an increase of $196 million, or 85%, compared to the year-ago period. Segment net interest income increased $514 million, or 43%, primarily due to an increase in average earnings assets reflecting the impact of the June 2021 acquisition of TCF and a 35 basis point increase in NIM driven by the higher rate environment, partially offset by a decrease in accelerated PPP loan fees recognized upon forgiveness payments from the SBA. The provision for credit losses increased $81 million to $138 million, primarily due to an increase in loan growth. Noninterest income increased $5 million, or 1%, reflecting the impact of the TCF acquisition and gains from SBA sales in 2022, partially offset by decreased mortgage banking income primarily reflecting lower secondary marketing spreads and lower salable volume. Noninterest expense increased $190 million, or 12%, primarily reflecting the impact of the TCF acquisition largely driven by higher personnel expense reflecting an increase in the number of FTE employees and allocated overhead.
Home Lending, an operating unit of Consumer and Business Banking, reflects the result of the origination, sale, and servicing of mortgage loans less referral fees and net interest income for mortgage banking products distributed by the retail branch network and other business segments. Home Lending reported net income of $112 million in the nine-month period of 2022, compared with net income of $80 million in the year-ago period. Net interest income increased $73 million, primarily due to the impact of the TCF acquisition, reduction in prepayment activity and increased retention. The provision for credit losses decreased $44 million, primarily due to general economic improvements whilst still recognizing near-term recessionary risks. Noninterest income decreased $98 million, driven primarily by lower secondary marketing spreads and lower salable volume.
34 Huntington Bancshares Incorporated

Table of Content

Vehicle Finance

Table 25 - Key Performance Indicators for Vehicle Finance
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$357	$340	$17	5%
Provision (benefit) for credit losses	36	(77)	113	147
Noninterest income	10	9	1	11
Noninterest expense	127	119	8	7
Provision for income taxes	43	64	(21)	(33)
Net income	$161	$243	$(82)	(34)%
Number of employees (average full-time equivalent)	271	259	12	5%
Total average assets	$21,255	$19,593	$1,662	8
Total average loans/leases	21,503	19,836	1,667	8
Total average deposits	1,266	1,046	220	21
Net interest margin	2.22%	2.29%	(0.07)%	(3)
NCOs	$7	$(3)	$10	333
NCOs as a % of average loans and leases	0.04%	(0.02)%	0.06%	300
2022 First Nine Months versus 2021 First Nine Months
Vehicle Finance reported net income of $161 million in the nine-month period of 2022, a decrease of $82 million, compared to the year-ago period. Segment net interest income increased $17 million, or 5%, primarily due to an increase in average earning assets, partially offset by a 7 basis point decrease in the net interest margin. The provision for credit losses increased $113 million, primarily due to reserve releases in 2021 as the economic environment was improving, in addition to the risk of a near-term recession as the Federal Reserve raises rates attempting to lower inflation. Noninterest income was relatively unchanged from the year-ago period. Noninterest expense increased $8 million, or 7%, largely attributable to higher production related costs and geographic expansion.

Regional Banking and The Huntington Private Client Group

Table 26 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2022	2021	Amount	Percent
Net interest income	$167	$113	$54	48%
Provision for credit losses	15	2	13	650
Noninterest income	181	165	16	10
Noninterest expense	241	217	24	11
Provision for income taxes	19	12	7	58
Net income	$73	$47	$26	55%
Number of employees (average full-time equivalent)	1,107	1,051	56	5%
Total average assets	$9,088	$7,278	$1,810	25
Total average loans/leases	8,798	6,982	1,816	26
Total average deposits	9,417	7,742	1,675	22
Net interest margin	2.30%	1.90%	0.40%	21
Total assets under management (in billions)—eop	$20.2	$23.9	$(3.7)	(16)
Total trust assets (in billions)—eop	138.2	133.6	4.6	3
eop - End of Period
2022 3Q Form 10-Q 35

Table of Content
2022 First Nine Months versus 2021 First Nine Months
RBHPCG reported net income of $73 million for the first nine-month period of 2022, an increase of $26 million, or 55%, compared to the year-ago period. Segment net interest income increased $54 million, or 48%, primarily due to an increase in average earnings assets and a 40 basis point increase in net interest margin, largely driven by higher benefit in deposit spreads. Average loans and leases increased $1.8 billion, or 26%, due to growth in both commercial and residential real estate mortgages, and the impact of the June 2021 acquisition of TCF. Average deposits increased $1.7 billion, or 22%, primarily related to the acquired TCF deposit portfolio and higher customer liquidity levels. The provision for credit losses increased $13 million, largely due to loan growth. Noninterest income increased $16 million, or 10%, reflecting higher sales production and the impact of the TCF acquisition. Total assets under management decreased 16% due to equity and bond market declines, partially offset by positive net asset flows. Noninterest expense increased $24 million primarily due to an increase in personnel expense impacted by the TCF acquisition and impacts of strategic initiative investments.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including the mark-to-market of interest rate caps in the first nine-month period of 2021), and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
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
36 Huntington Bancshares Incorporated

Table of Content
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
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed in our 2021 Annual Report on Form 10-K, as supplemented by this report including this MD&A.
2022 3Q Form 10-Q 37

Table of Content
Allowance for Credit Losses
Our ACL at September 30, 2022 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
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
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the Russian invasion of Ukraine worsening and lasting longer than the baseline scenario. Import bans on Russian oil lead to additional price increases, causing substantially higher inflation rates that are also exacerbated by the continuing supply chain disruption. The Federal Reserve responds by raising interest rates faster and the economy falls into a recession in the fourth quarter of 2022. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 5.8% and 7.8% at the end of 2022 and 2023, respectively. This forecast reflects unemployment rates that are approximately 2.1% and 3.8% higher than baseline scenario projections of 3.7% and 4.0%, respectively, for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at September 30, 2022, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $900 million at September 30, 2022. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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
38 Huntington Bancshares Incorporated

Table of Content
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability, risks of inflation including a near-term recession, or the emergence of a more contagious and severe COVID-19 variant, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability, risks of inflation, and the COVID-19 pandemic will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 5 “Loans and Leases” and Note 6 “Allowance for Credit Losses” of the Notes to Unaudited Condensed Consolidated Financial Statements.
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis, including securities, and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values, and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition, or disclosures of fair value information.
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
2022 3Q Form 10-Q 39

Table of Content
Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(dollar amounts in millions)	2022	2021
Assets
Cash and due from banks	$1,685	$1,811
Interest-bearing deposits at Federal Reserve Bank	2,691	3,711
Interest-bearing deposits in banks	216	392
Trading account securities	32	46
Available-for-sale securities	23,306	28,460
Held-to-maturity securities	17,173	12,447
Other securities	818	648
Loans held for sale (includes $758 and $1,270 respectively, measured at fair value)(1)	893	1,676
Loans and leases (includes $182 and $171 respectively, measured at fair value)(1)	118,147	111,267
Allowance for loan and lease losses	(2,110)	(2,030)
Net loans and leases	116,037	109,237
Bank owned life insurance	2,768	2,765
Accrued income and other receivables	1,352	1,319
Premises and equipment	1,171	1,164
Goodwill	5,571	5,349
Servicing rights and other intangible assets	715	611
Other assets	4,974	4,428
Total assets	$179,402	$174,064
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$40,762	$43,236
Interest-bearing	105,551	100,027
Total deposits	146,313	143,263
Short-term borrowings	426	334
Long-term debt	10,168	7,108
Other liabilities	5,324	4,041
Total liabilities	162,231	154,746
Commitments and Contingent Liabilities (Note 16)
Shareholders’ equity
Preferred stock	2,167	2,167
Common stock	14	14
Capital surplus	15,282	15,222
Less treasury shares, at cost	(80)	(79)
Accumulated other comprehensive income (loss)	(3,276)	(229)
Retained earnings	3,029	2,202
Total Huntington Bancshares Inc shareholders’ equity	17,136	19,297
Non-controlling interest	35	21
Total equity	17,171	19,318
Total liabilities and shareholders’ equity	$179,402	$174,064
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,442,734,255	1,437,742,172
Treasury shares outstanding	6,341,958	6,298,288
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	557,500	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 13 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Condensed Consolidated Financial Statements
40 Huntington Bancshares Incorporated

Table of Content

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2022	2021	2022	2021
Interest and fee income:
Loans and leases	$1,268	$1,056	$3,350	$2,614
Available-for-sale securities
Taxable	165	68	378	184
Tax-exempt	20	15	52	41
Held-to-maturity securities—taxable	95	47	251	124
Other securities—taxable	7	2	18	6
Other	34	17	66	40
Total interest income	1,589	1,205	4,115	3,009
Interest expense:
Deposits	92	11	128	34
Short-term borrowings	22	—	36	—
Long-term debt	71	34	140	5
Total interest expense	185	45	304	39
Net interest income	1,404	1,160	3,811	2,970
Provision for credit losses	106	(62)	198	89
Net interest income after provision for credit losses	1,298	1,222	3,613	2,881
Service charges on deposit accounts	93	114	295	271
Card and payment processing income	96	96	278	241
Mortgage banking income	26	81	119	248
Trust and investment management services	60	61	188	169
Capital markets fees	73	40	169	104
Insurance income	28	25	86	77
Leasing revenue	29	42	91	58
Bank owned life insurance income	13	15	41	47
Gain on sale of loans	15	2	55	8
Net gains on sales of securities	—	—	—	10
Other noninterest income	65	59	160	141
Total noninterest income	498	535	1,482	1,374
Personnel costs	614	643	1,771	1,703
Outside data processing and other services	145	304	463	581
Net occupancy	63	95	185	209
Equipment	60	79	202	180
Professional services	18	26	56	91
Marketing	24	25	69	54
Deposit and other insurance expense	15	17	53	33
Amortization of intangibles	13	13	40	34
Lease financing equipment depreciation	11	19	36	24
Other noninterest expense	90	68	249	245
Total noninterest expense	1,053	1,289	3,124	3,154
Income before income taxes	743	468	1,971	1,101
Provision for income taxes	146	90	371	206
Income after income taxes	597	378	1,600	895
Income attributable to non-controlling interest	3	1	7	1
Net income attributable to Huntington Bancshares Inc	594	377	1,593	894
Dividends on preferred shares	29	29	85	103
Impact of preferred stock redemption	—	15	—	15
Net income applicable to common shares	$565	$333	$1,508	$776
Average common shares—basic	1,442,591	1,462,736	1,440,740	1,201,763
Average common shares—diluted	1,465,083	1,487,335	1,464,234	1,225,428
Per common share:
Net income—basic	$0.39	$0.23	$1.05	$0.65
Net income—diluted	0.39	0.22	1.03	0.63
See Notes to Unaudited Condensed Consolidated Financial Statements
2022 3Q Form 10-Q 41

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021	2022	2021
Net income attributable to Huntington Bancshares Inc	$594	$377	$1,593	$894
Other comprehensive (loss) income, net of tax:
Net unrealized losses on available-for-sale securities	(971)	(82)	(2,970)	(220)
Net impact of fair value hedges on available-for-sale securities	250	—	705	29
Change in fair value related to cash flow hedges	(456)	(29)	(782)	(131)
Translation adjustments, net of hedges	(4)	2	(6)	(4)
Change in accumulated unrealized gains for pension and other post-retirement obligations	3	3	6	9
Other comprehensive (loss) income, net of tax	(1,178)	(106)	(3,047)	(317)
Comprehensive (loss) income attributable to Huntington Bancshares	(584)	271	(1,454)	577
Comprehensive income attributed to non-controlling interest	3	1	7	1
Comprehensive (loss) income	$(581)	$272	$(1,447)	$578
See Notes to Unaudited Condensed Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings		Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount			Total
Three Months Ended September 30, 2022
Balance, beginning of period	$2,167	1,448,885	$14	$15,261	(6,691)	$(85)	$(2,098)	$2,691	$17,950	$29	$17,979
Net income								594	594	3	597
Other comprehensive income (loss), net of tax							(1,178)		(1,178)		(1,178)
Cash dividends declared:
Common ($0.155 per share)								(227)	(227)		(227)
Preferred								(29)	(29)		(29)
Recognition of the fair value of share-based compensation				19					19		19
Other share-based compensation activity		191	—	2				—	2		2
Other				—	349	5		—	5	3	8
Balance, end of period	$2,167	1,449,076	$14	$15,282	(6,342)	$(80)	$(3,276)	$3,029	$17,136	$35	$17,171

Three Months Ended September 30, 2021
Balance, beginning of period	$2,851	1,484,614	$15	$15,830	(8,056)	$(105)	$(19)	$1,939	$20,511	$20	$20,531
Net income								377	377	1	378
Other comprehensive income (loss), net of tax							(106)		(106)		(106)
Redemption of Preferred Series D Stock	(585)							(15)	(600)		(600)
Repurchases of common stock		(33,409)	—	(500)					(500)		(500)
Cash dividends declared:
Common ($0.15 per share)								(221)	(221)		(221)
Preferred								(29)	(29)		(29)
Recognition of the fair value of share-based compensation				32					32		32
Other share-based compensation activity		1,562	—	(12)				—	(12)		(12)
Other	1			—	1,750	26		—	27	(1)	26
Balance, end of period	$2,267	1,452,767	$15	$15,350	(6,306)	$(79)	$(125)	$2,051	$19,479	$20	$19,499
See Notes to Unaudited Condensed Consolidated Financial Statements
2022 3Q Form 10-Q 43

Table of Content

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings		Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount			Total
Nine Months Ended September 30, 2022
Balance, beginning of period	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								1,593	1,593	7	1,600
Other comprehensive income (loss), net of tax							(3,047)		(3,047)		(3,047)
Cash dividends declared:
Common ($0.465 per share)								(681)	(681)		(681)
Preferred								(85)	(85)		(85)
Recognition of the fair value of share-based compensation				82					82		82
Other share-based compensation activity		5,036	—	(22)				—	(22)		(22)
Other				—	(44)	(1)	—	—	(1)	7	6
Balance, end of period	$2,167	1,449,076	$14	$15,282	(6,342)	$(80)	$(3,276)	$3,029	$17,136	$35	$17,171

Nine Months Ended September 30, 2021
Balance, beginning of period	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								894	894	1	895
Other comprehensive income (loss), net of tax							(317)		(317)		(317)
TCF Financial Corp acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I preferred stock	175			10					185		185
Non-controlling interest acquired									—	22	22
Net proceeds from issuance of preferred stock	486								486		486
Redemption of Preferred Series D stock	(585)							(15)	(600)		(600)
Repurchases of common stock		(33,409)	—	(500)					(500)		(500)
Cash dividends declared:
Common ($0.45 per share)								(601)	(601)		(601)
Preferred								(103)	(103)		(103)
Recognition of the fair value of share-based compensation				97					97		97
Other share-based compensation activity		5,747	—	(31)				—	(31)		(31)
Other				—	(1,244)	17		(2)	15	(3)	12
Balance, end of period	$2,267	1,452,767	$15	$15,350	(6,306)	$(79)	$(125)	$2,051	$19,479	$20	$19,499
See Notes to Unaudited Condensed Consolidated Financial Statements
44 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021
Operating activities
Net income	$1,600	$895
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	198	89
Depreciation and amortization	355	299
Share-based compensation expense	82	97
Deferred income tax expense	164	40
Net change in:
Trading account securities	15	(15)
Loans held for sale	464	(115)
Other assets	(1,109)	(247)
Other liabilities	893	455
Other, net	8	67
Net cash provided by operating activities	2,670	1,565
Investing activities
Change in interest bearing deposits in banks	287	611
Net cash (paid) received from business combinations	(223)	466
Proceeds from:
Maturities and calls of available-for-sale securities	3,298	5,408
Maturities and calls of held-to-maturity securities	2,306	3,073
Maturities and calls of other securities	829	—
Sales of available-for-sale securities	—	5,860
Purchases of available-for-sale securities	(6,365)	(14,995)
Purchases of held-to-maturity securities	(2,845)	(3,685)
Purchases of other securities	(1,009)	—
Net proceeds from sales of portfolio loans and leases	937	479
Principal payments received under direct finance and sales-type leases	1,389	899
Net loan and lease activity, excluding sales and purchases	(8,375)	5,130
Purchases of premises and equipment	(165)	(157)
Purchases of loans and leases	(569)	(771)
Net accrued income and other receivables activity	96	(1,009)
Net cash paid for branch disposition	—	(618)
Other, net	63	98
Net cash provided by (used in) investing activities	(10,346)	789
Financing activities
Increase in deposits	3,050	5,136
Increase (decrease) in short-term borrowings	783	(1,062)
Net proceeds from issuance of long-term debt	5,379	646
Maturity/redemption of long-term debt	(1,902)	(2,649)
Dividends paid on preferred stock	(84)	(109)
Dividends paid on common stock	(673)	(531)
Repurchases of common stock	—	(500)
Payment to repurchase preferred stock	—	(600)
Net proceeds from issuance of preferred stock	—	486
Other, net	(23)	(21)
Net cash provided by financing activities	6,530	796
Increase (decrease) in cash and cash equivalents	(1,146)	3,150
Cash and cash equivalents at beginning of period	5,522	6,595
Cash and cash equivalents at end of period	$4,376	$9,745
2022 3Q Form 10-Q 45

Table of Content

	Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021
Supplemental disclosures:
Interest paid	$269	$135
Income taxes (received) paid	(113)	262
Non-cash activities
Loans transferred to held-for-sale from portfolio	764	385
Loans transferred to portfolio from held-for-sale	65	83
Transfer of securities from available-for-sale to held-to-maturity	4,225	3,007
Business Combination (1)
(1)     In the nine months ended September 30, 2021, the TCF acquisition included fair value of tangible assets acquired of $46.3 billion, goodwill and other intangible assets of $3.5 billion, liabilities assumed $42.6 billion, preferred stock of $185 million, and common stock of $7.0 billion.

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
•The ASU has been applied to all business combinations occurring during 2022 and will be applied prospectively to all future business combinations.
•The adoption did not result in a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

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

•Management early adopted the guidance during the second quarter of 2022 using the modified retrospective basis. There was no impact to Huntington’s Unaudited Condensed Consolidated Financial Statements as a result of the adoption. Amendments related to disclosures were applied prospectively from the initial adoption date.
•The ASU also gives entities the option to reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category if the entity applies the portfolio layer method hedging to one or more closed portfolios that include those debt securities, Huntington did not apply this option to any held-to-maturity securities.

2022 3Q Form 10-Q 47

Table of Content

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•The amendments in this update eliminate TDR accounting for entities that have adopted Update 2016-13, while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. The ASU also requires disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases.

•Effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
•Adoption of the ASU will be applied prospectively, except for the portion of the standard related to the recognition and measurement of TDRs an entity may elect to use a modified retrospective transition method with a cumulative effect adjustment to retained earnings at the beginning of the period of adoption. The ASU does allow for early adoption.
•Huntington is currently evaluating the impact of the ASU on its Consolidated Financial Statements, as well as which adoption method to apply. Huntington does not currently intend to adopt the ASU prior to the effective date.

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

48 Huntington Bancshares Incorporated

Table of Content
4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at September 30, 2022 and December 31, 2021:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
September 30, 2022
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	3,417	—	(382)	3,035
Residential MBS	14,269	—	(2,286)	11,983
Commercial MBS	2,581	—	(543)	2,038
Other agencies	199	—	(9)	190
Total U.S. Treasury, federal agency, and other agency securities	20,471	—	(3,220)	17,251
Municipal securities	3,626	1	(251)	3,376
Private-label CMO	151	1	(10)	142
Asset-backed securities	414	1	(44)	371
Corporate debt	2,464	140	(442)	2,162
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$27,130	$143	$(3,967)	$23,306

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,757	$—	$(667)	$4,090
Residential MBS	10,517	—	(1,474)	9,043
Commercial MBS	1,756	—	(188)	1,568
Other agencies	141	—	(9)	132
Total federal agency and other agency securities	17,171	—	(2,338)	14,833
Municipal securities	2	—	—	2
Total held-to-maturity securities	$17,173	$—	$(2,338)	$14,835

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$245	$—	$—	$245
Federal Reserve Bank stock	515	—	—	515
Equity securities	8	—	—	8
Other securities, at fair value:
Mutual funds	47	—	—	47
Equity securities	2	1	—	3
Total other securities	$817	$1	$—	$818
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At September 30, 2022, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $71 million and $38 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $892 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2022 3Q Form 10-Q 49

Table of Content

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
December 31, 2021
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	4,649	40	(40)	4,649
Residential MBS	15,533	135	(160)	15,508
Commercial MBS	1,896	7	(38)	1,865
Other agencies	248	1	(1)	248
Total U.S. Treasury, federal agency, and other agency securities	22,331	183	(239)	22,275
Municipal securities	3,497	62	(33)	3,526
Private-label CMO	106	1	(1)	106
Asset-backed securities	385	1	(4)	382
Corporate debt	2,183	22	(38)	2,167
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$28,506	$269	$(315)	$28,460

Held-to-maturity securities:
Federal agencies:
Residential CMO	$2,602	$35	$(20)	$2,617
Residential MBS	7,475	41	(59)	7,457
Commercial MBS	2,175	45	(5)	2,215
Other agencies	193	5	—	198
Total federal agency and other agency securities	12,445	126	(84)	12,487
Municipal securities	2	—	—	2
Total held-to-maturity securities	$12,447	$126	$(84)	$12,489

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$52	$—	$—	$52
Federal Reserve Bank stock	512	—	—	512
Equity securities	12	—	—	12
Other securities, at fair value:
Mutual funds	65	—	—	65
Equity securities	6	1	—	7
Total other securities	$647	$1	$—	$648
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At December 31, 2021, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $62 million and $26 million, respectively.
50 Huntington Bancshares Incorporated

Table of Content
The following table provides the amortized cost and fair value of securities by contractual maturity at September 30, 2022 and December 31, 2021. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2022		December 31, 2021
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$462	$448	$377	$374
After 1 year through 5 years	2,566	2,367	1,888	1,880
After 5 years through 10 years	3,059	2,735	3,166	3,180
After 10 years	21,043	17,756	23,075	23,026
Total available-for-sale securities	$27,130	$23,306	$28,506	$28,460

Held-to-maturity securities:
Under 1 year	$1	$1	$2	$2
After 1 year through 5 years	98	94	162	164
After 5 years through 10 years	57	53	44	45
After 10 years	17,017	14,687	12,239	12,278
Total held-to-maturity securities	$17,173	$14,835	$12,447	$12,489
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at September 30, 2022 and December 31, 2021:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,330	$(220)	$705	$(162)	$3,035	$(382)
Residential MBS	5,580	(921)	6,402	(1,365)	11,982	(2,286)
Commercial MBS	1,462	(324)	576	(219)	2,038	(543)
Other agencies	28	(1)	52	(8)	80	(9)
Total federal agency and other agency securities	9,400	(1,466)	7,735	(1,754)	17,135	(3,220)
Municipal securities	2,863	(226)	401	(25)	3,264	(251)
Private-label CMO	94	(8)	20	(2)	114	(10)
Asset-backed securities	240	(20)	131	(24)	371	(44)
Corporate debt	1,240	(229)	920	(213)	2,160	(442)
Total temporarily impaired available-for-sale securities	$13,837	$(1,949)	$9,207	$(2,018)	$23,044	$(3,967)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$3,279	$(510)	$811	$(157)	$4,090	$(667)
Residential MBS	5,851	(811)	3,174	(663)	9,025	(1,474)
Commercial MBS	1,360	(151)	207	(37)	1,567	(188)
Other agencies	132	(9)	—	—	132	(9)
Total federal agency and other agency securities	10,622	(1,481)	4,192	(857)	14,814	(2,338)
Total temporarily impaired held-to-maturity securities	$10,622	$(1,481)	$4,192	$(857)	$14,814	$(2,338)
2022 3Q Form 10-Q 51

Table of Content

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,925	$(40)	$—	$—	$2,925	$(40)
Residential MBS	13,491	(160)	—	—	13,491	(160)
Commercial MBS	1,251	(38)	—	—	1,251	(38)
Other agencies	140	(1)	—	—	140	(1)
Total federal agency and other agency securities	17,807	(239)	—	—	17,807	(239)
Municipal securities	859	(22)	319	(11)	1,178	(33)
Private-label CMO	78	(1)	—	—	78	(1)
Asset-backed securities	237	(4)	—	—	237	(4)
Corporate debt	1,766	(38)	—	—	1,766	(38)
Total temporarily impaired available-for-sale securities	$20,747	$(304)	$319	$(11)	$21,066	$(315)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,453	$(20)	$—	$—	$1,453	$(20)
Residential MBS	5,837	(59)	—	—	5,837	(59)
Commercial MBS	318	(5)	—	—	318	(5)
Total federal agency and other agency securities	7,608	(84)	—	—	7,608	(84)
Total temporarily impaired held-to-maturity securities	$7,608	$(84)	$—	$—	$7,608	$(84)
During the 2022 first quarter, Huntington transferred $4.2 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfer, AOCI included $58 million of net unrealized losses (after-tax) attributed to these securities. This loss will be amortized into interest income over the remaining life of the securities.
At September 30, 2022 and December 31, 2021, the carrying value of investment securities pledged: (i) to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and (ii) to support borrowing capacity, totaled $28.0 billion and $21.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2022 or December 31, 2021. At September 30, 2022, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at September 30, 2022.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2022, Huntington has concluded that except for one municipal bond classified as an AFS debt security for which a charge-off of $4 million was recognized during the 2022 first quarter, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of September 30, 2022 or December 31, 2021.
52 Huntington Bancshares Incorporated

Table of Content
5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2022 and December 31, 2021.

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Commercial loan and lease portfolio:
Commercial and industrial	$44,144	$41,688
Commercial real estate	16,456	14,961
Lease financing	5,093	5,000
Total commercial loan and lease portfolio	65,693	61,649
Consumer loan portfolio:
Residential mortgage	21,816	19,256
Automobile	13,430	13,434
Home equity	10,440	10,550
RV and marine	5,436	5,058
Other consumer	1,332	1,320
Total consumer loan portfolio	52,454	49,618
Total loans and leases (1)(2)	118,147	111,267
Allowance for loan and lease losses	(2,110)	(2,030)
Net loans and leases	$116,037	$109,237
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $42 million and $111 million at September 30, 2022 and December 31, 2021, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at September 30, 2022, was $190 million and $167 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2021, was $148 million and $150 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Condensed Consolidated Balance Sheets.
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
The following table presents net investments in lease financing receivables by category at September 30, 2022 and December 31, 2021.

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Lease payments receivable	$4,740	$4,620
Estimated residual value of leased assets	769	774
Gross investment in lease financing receivables	5,509	5,394
Deferred origination costs	42	36
Deferred fees, unearned income and other	(458)	(430)
Total lease financing receivables	$5,093	$5,000
The carrying value of residual values guaranteed was $454 million and $473 million as of September 30, 2022 and December 31, 2021, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at September 30, 2022, totaled $4.7 billion and were due as follows: $838 million in 2022, $820 million in 2023, $815 million in 2024, $733 million in 2025, $688 million in 2026, and $846 million thereafter. Interest income recognized for these types of leases was $41 million and $73 million for the three-month periods ended September 30, 2022 and 2021, respectively. For the nine-month periods ended September 30, 2022 and 2021, interest income recognized for these types of leases was $117 million and $154 million.
2022 3Q Form 10-Q 53

Table of Content
Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$73	$288	$81	$370
Commercial real estate	85	110	80	104
Lease financing	7	30	3	48
Residential mortgage	—	94	—	111
Automobile	—	4	—	3
Home equity	—	75	—	79
RV and marine	—	1	—	1
Total nonaccrual loans and leases	$165	$602	$164	$716
The following table presents an aging analysis of loans and leases, by class at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$92	$49	$117	$258	$43,886	$—	$44,144	$29	(2)
Commercial real estate	24	4	32	60	16,396	—	16,456	—
Lease financing	57	45	21	123	4,970	—	5,093	18	(3)
Residential mortgage	196	65	203	464	21,171	181	21,816	153	(4)
Automobile	72	18	9	99	13,331	—	13,430	6
Home equity	47	21	61	129	10,310	1	10,440	12
RV and marine	12	4	2	18	5,418	—	5,436	2
Other consumer	13	3	3	19	1,313	—	1,332	3
Total loans and leases	$513	$209	$448	$1,170	$116,795	$182	$118,147	$223

	December 31, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$69	$107	$248	$41,440	$—	$41,688	$13	(2)
Commercial real estate	9	1	9	19	14,942	—	14,961	—
Lease financing	39	13	17	69	4,931	—	5,000	11	(3)
Residential mortgage	151	49	233	433	18,653	170	19,256	157	(4)
Automobile	79	18	8	105	13,329	—	13,434	6
Home equity	48	35	76	159	10,390	1	10,550	17
RV and marine	14	4	3	21	5,037	—	5,058	3
Other consumer	13	2	3	18	1,302	—	1,320	3
Total loans and leases	$425	$191	$456	$1,072	$110,024	$171	$111,267	$210
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
2022 3Q Form 10-Q 55

Table of Content
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at September 30, 2022 and December 31, 2021 respectively:

	As of September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$13,212	$7,720	$3,808	$2,328	$1,228	$1,314	$11,998	$4	$41,612
OLEM	128	204	130	43	61	39	139	—	744
Substandard	227	199	194	244	155	277	491	—	1,787
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial and industrial	$13,567	$8,123	$4,132	$2,615	$1,444	$1,631	$12,628	$4	$44,144
Commercial real estate
Credit Quality Indicator (1):
Pass	$4,638	$3,544	$1,821	$1,892	$1,075	$1,186	$1,325	$—	$15,481
OLEM	44	26	4	11	12	39	—	—	136
Substandard	195	126	121	128	129	137	3	—	839
Total Commercial real estate	$4,877	$3,696	$1,946	$2,031	$1,216	$1,362	$1,328	$—	$16,456
Lease financing
Credit Quality Indicator (1):
Pass	$1,391	$1,424	$1,069	$546	$229	$177	$—	$—	$4,836
OLEM	25	14	32	6	7	4	—	—	88
Substandard	37	25	56	28	9	14	—	—	169
Total Lease financing	$1,453	$1,463	$1,157	$580	$245	$195	$—	$—	$5,093
Residential mortgage
Credit Quality Indicator (2):
750+	$2,993	$6,251	$3,611	$864	$485	$2,165	$—	$—	$16,369
650-749	1,260	1,308	670	235	146	814	—	—	4,433
<650	29	60	60	90	94	500	—	—	833
Total Residential mortgage	$4,282	$7,619	$4,341	$1,189	$725	$3,479	$—	$—	$21,635
Automobile
Credit Quality Indicator (2):
750+	$2,358	$2,366	$1,381	$898	$362	$154	$—	$—	$7,519
650-749	1,641	1,733	785	436	205	77	—	—	4,877
<650	231	364	186	128	79	46	—	—	1,034
Total Automobile	$4,230	$4,463	$2,352	$1,462	$646	$277	$—	$—	$13,430
Home equity
Credit Quality Indicator (2):
750+	$359	$588	$633	$25	$23	$323	$4,891	$265	$7,107
650-749	104	95	69	10	8	130	2,124	269	2,809
<650	2	3	3	2	2	55	324	132	523
Total Home equity	$465	$686	$705	$37	$33	$508	$7,339	$666	$10,439
RV and marine
Credit Quality Indicator (2):
750+	$1,059	$1,070	$764	$379	$373	$465	$—	$—	$4,110
650-749	247	335	213	126	122	180	—	—	1,223
<650	3	16	14	16	16	38	—	—	103
Total RV and marine	$1,309	$1,421	$991	$521	$511	$683	$—	$—	$5,436
Other consumer
Credit Quality Indicator (2):
750+	$202	$71	$39	$40	$15	$55	$360	$3	$785
650-749	57	34	14	18	4	16	330	18	491
<650	2	3	2	3	1	2	30	13	56
Total Other consumer	$261	$108	$55	$61	$20	$73	$720	$34	$1,332
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
56 Huntington Bancshares Incorporated

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

2022 3Q Form 10-Q 57

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
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2022 and 2021.

	New Troubled Debt Restructurings (1)
	Three Months Ended September 30, 2022
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	81	$39	$22	$—	$13	$74
Commercial real estate	7	5	10	—	—	15
Residential mortgage	184	—	25	1	—	26
Automobile	697	—	6	1	—	7
Home equity	54	—	1	—	—	1
RV and marine	31	—	1	1	—	2
Other consumer	38	—	—	—	—	—
Total new TDRs	1,092	$44	$65	$3	$13	$125

	Three Months Ended September 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total

Commercial and industrial	16	$—	$3	$—	$—	$3
Commercial real estate	4	—	—	—	—	—
Residential mortgage	74	—	7	2	—	9
Automobile	498	—	3	1	—	4
Home equity	42	—	1	1	—	2
RV and marine	19	—	—	—	—	—
Other consumer	49	—	—	—	—	—
Total new TDRs	702	$—	$14	$4	$—	$18

58 Huntington Bancshares Incorporated

Table of Content

	New Troubled Debt Restructurings (1)
	Nine Months Ended September 30, 2022
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	222	$69	$37	$—	$14	$120
Commercial real estate	12	42	10	—	—	52
Residential mortgage	629	—	85	5	—	90
Automobile	1,791	—	13	2	—	15
Home equity	166	—	5	3	—	8
RV and marine finance	105	—	2	1	—	3
Other consumer	91	—	—	—	—	—
Total new TDRs	3,016	$111	$152	$11	$14	$288

	Nine Months Ended September 30, 2021
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Commercial and industrial	53	$15	$23	$—	$—	$38
Commercial real estate	4	—	—	—	—	—
Residential mortgage	232	—	31	4	—	35
Automobile	1,914	—	13	3	—	16
Home equity	155	—	3	5	—	8
RV and marine finance	103	1	1	1	—	3
Other consumer	214	—	—	—	1	1
Total new TDRs	2,675	$16	$71	$13	$1	$101

(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of September 30, 2022 and December 31, 2021, these borrowings and advances are secured by $70.1 billion and $61.1 billion, respectively, of loans.
2022 3Q Form 10-Q 59

Table of Content
6. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month and nine-month periods ended September 30, 2022 and 2021.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2022:
ALLL balance, beginning of period	$1,342	$732	$2,074
Loan and lease charge-offs	(35)	(48)	(83)
Recoveries of loans and leases previously charged-off	20	19	39
Provision (benefit) for loan and lease losses	87	(7)	80
ALLL balance, end of period	$1,414	$696	$2,110
AULC balance, beginning of period	$53	$41	$94
Provision (benefit) for unfunded lending commitments	8	18	26
AULC balance, end of period	$61	$59	$120
ACL balance, end of period	$1,475	$755	$2,230
Nine-month period ended September 30, 2022:
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(77)	(139)	(216)
Recoveries of loans and leases previously charged-off	83	62	145
Provision for loan and lease losses	(54)	205	151
ALLL balance, end of period	$1,414	$696	$2,110
AULC balance, beginning of period	$41	$36	$77
Provision for unfunded lending commitments	20	23	43
AULC balance, end of period	$61	$59	$120
ACL balance, end of period	$1,475	$755	$2,230
60 Huntington Bancshares Incorporated

Table of Content

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended September 30, 2021:
ALLL balance, beginning of period	$1,618	$600	$2,218
Loan and lease charge-offs	(74)	(32)	(106)
Recoveries of loans and leases previously charged-off	27	24	51
Provision (benefit) for loan and lease losses	(22)	(34)	(56)
ALLL balance, end of period	$1,549	$558	$2,107
AULC balance, beginning of period	$76	$28	$104
Provision (benefit) for unfunded lending commitments	2	(8)	(6)
AULC balance, end of period	$78	$20	$98
ACL balance, end of period	$1,627	$578	$2,205
Nine-month period ended September 30, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs	(213)	(90)	(303)
Recoveries of loans and leases previously charged-off	58	64	122
Provision (benefit) for loan and lease losses (1)	94	(52)	42
Allowance on PCD loans and leases at acquisition	374	58	432
ALLL balance, end of period	$1,549	$558	$2,107
AULC balance, beginning of period	$34	$18	$52
Provision for unfunded lending commitments (2)	45	2	47
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$78	$20	$98
ACL balance, end of period	$1,627	$578	$2,205

(1)Includes $234 million of TCF acquisition initial provision for credit losses related to non-PCD loans and leases.
(2)Includes $60 million from acquired unfunded lending commitments.
At September 30, 2022, the ACL was $2.2 billion, an increase of $123 million from the December 31, 2021 balance of $2.1 billion.
The economic scenarios used in the September 30, 2022 ACL determination contained judgmental assumptions due to elevated levels of economic uncertainty associated with geopolitical instability, high inflation readings, and the expected path of interest rate increases by the Fed. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2022 ACL included a general reserve that consists of various risk profile components to capture uncertainty not addressed within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021	2022	2021
Residential mortgage loans sold with servicing retained	$1,310	$2,298	$4,557	$7,302
Pretax gains resulting from above loan sales (1)	11	80	110	274
(1)Recorded in mortgage banking income.
2022 3Q Form 10-Q 61

Table of Content
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollar amounts in millions)	2022		2021	2022	2021
Fair value, beginning of period	$463		$327	$351	$210
Servicing assets obtained in acquisition	—	``	—	—	59
New servicing assets created	20		31	68	103
Change in fair value during the period due to:
Time decay (1)	(6)		(4)	(16)	(11)
Payoffs (2)	(8)		(17)	(29)	(50)
Changes in valuation inputs or assumptions (3)	17		1	112	27
Fair value, end of period	$486		$338	$486	$338
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
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at September 30, 2022, and December 31, 2021 follows:

	September 30, 2022				December 31, 2021
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.04%		$(12)	$(24)	12.28%		$(17)	$(32)
Spread over forward interest rate swap rates	579	bps	(11)	(22)	466	bps	(7)	(13)
Total servicing, late and other ancillary fees included in mortgage banking income was $23 million and $22 million for the three-month periods ended September 30, 2022 and 2021, respectively. Total servicing, late fees and other ancillary fees included in mortgage banking income was $68 million and $57 million for the nine-month periods ended September 30, 2022 and 2021, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $32 billion and $31 billion at September 30, 2022 and December 31, 2021, respectively.
8. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at September 30, 2022 and December 31, 2021, respectively:

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$300	$320
Other borrowings	126	14
Total short-term borrowings	$426	$334
62 Huntington Bancshares Incorporated

Table of Content
Huntington’s long-term debt consisted of the following at September 30, 2022 and December 31, 2021, respectively:

(dollar amounts in millions)	September 30, 2022	December 31, 2021
The Parent Company:
Senior Notes	$2,990	$2,083
Subordinated Notes	973	1,028
Total notes issued by the parent	3,963	3,111
The Bank:
Senior Notes	2,287	2,434
Subordinated Notes	650	811
Total notes issued by the bank	2,937	3,245
FHLB Advances	2,712	215
Other	556	537
Total long-term debt	$10,168	$7,108

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
In August 2022, Huntington issued $750 million of senior notes at 99.7% of face value. The senior notes mature on August 4, 2028 and have a fixed coupon rate of 4.44%.
2022 3Q Form 10-Q 63

Table of Content
9. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and nine-month periods ended September 30, 2022 and 2021, were as follows:

(dollar amounts in millions)	Pretax	Tax (Expense) benefit	After-tax
Three Months Ended September 30, 2022
Unrealized losses on available-for-sale securities arising during the period	$(1,265)	$291	$(974)
Reclassification adjustment for realized net losses included in net income	4	(1)	3
Total unrealized losses on available-for-sale securities	(1,261)	290	(971)
Net impact of fair value hedges on available-for-sale securities	325	(75)	250
Change in fair value related to cash flow hedges	(591)	135	(456)
Foreign currency translation adjustment (1)	(15)	—	(15)
Net unrealized gains (losses) on net investment hedges	11	—	11
Translation adjustments, net of hedges (1)	(4)	—	(4)
Change in accumulated unrealized gains for pension and other post retirement obligations	3	—	3
Other comprehensive loss	$(1,528)	$350	$(1,178)
Three Months Ended September 30, 2021
Unrealized gains on available-for-sale securities arising during the period	$(112)	$26	$(86)
Reclassification adjustment for realized net losses included in net income	5	(1)	4
Total unrealized losses on available-for-sale securities	(107)	25	(82)
Change in fair value related to cash flow hedges	(43)	14	(29)
Foreign currency translation adjustment (1)	(7)	—	(7)
Net unrealized gains (losses) on net investment hedges	9	—	9
Translation adjustments, net of hedges (1)	2	—	2
Change in accumulated unrealized gains for pension and other post retirement obligations	3	—	3
Other comprehensive income	$(145)	$39	$(106)

Nine Months Ended September 30, 2022
Unrealized losses on available-for-sale securities arising during the period	$(3,952)	$909	$(3,043)
Reclassification adjustment for realized net losses (gains) included in net income	95	(22)	73
Total unrealized gains (losses) on available-for-sale securities	(3,857)	887	(2,970)
Net impact of fair value hedges on available-for-sale securities	917	(212)	705
Change in fair value related to cash flow hedges	(1,012)	230	(782)
Foreign currency translation adjustment (1)	(21)	—	(21)
Net unrealized gains (losses) on net investment hedges	15	—	15
Translation adjustments, net of hedges (1)	(6)	—	(6)
Change in accumulated unrealized gains for pension and other post retirement obligations	8	(2)	6
Other comprehensive loss	$(3,950)	$903	$(3,047)
Nine Months Ended September 30, 2021
Unrealized losses on available-for-sale securities arising during the period	$(311)	$70	$(241)
Reclassification adjustment for realized net losses (gains) included in net income	27	(6)	21
Total unrealized losses on available-for-sale securities	(284)	64	(220)
Net impact of fair value hedges on available-for-sale securities	38	(9)	29
Change in fair value related to cash flow hedges	(173)	42	(131)
Foreign currency translation adjustment (1)	(13)	—	(13)
Net unrealized gains (losses) on net investment hedges	9	—	9
Translation adjustments, net of hedges (1)	(4)	—	(4)
Change in accumulated unrealized gains for pension and other post retirement obligations	12	(3)	9
Other comprehensive loss	$(411)	$94	$(317)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
64 Huntington Bancshares Incorporated

Table of Content
Activity in accumulated OCI for the three-month and nine-month periods ended September 30, 2022 and 2021, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities (1)	Net impact of fair value hedges on available-for-sale securities	Change in fair value related to cash flow hedges	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three Months Ended September 30, 2022
Balance, beginning of period	$(2,152)	$544	$(263)	$(5)	$(222)	$(2,098)
Other comprehensive income (loss) before reclassifications	(974)	250	(456)	(4)	—	(1,184)
Amounts reclassified from accumulated OCI to earnings	3	—	—	—	3	6
Period change	(971)	250	(456)	(4)	3	(1,178)
Balance, end of period	$(3,123)	$794	$(719)	$(9)	$(219)	$(3,276)

Three Months Ended September 30, 2021
Balance, beginning of period	$50	$31	$153	$(6)	$(247)	$(19)
Other comprehensive income (loss) before reclassifications	(86)	—	(29)	2	—	(113)
Amounts reclassified from accumulated OCI to earnings	4	—	—	—	3	7
Period change	(82)	—	(29)	2	3	(106)
Balance, end of period	$(32)	$31	$124	$(4)	$(244)	$(125)

Nine Months Ended September 30, 2022
Balance, beginning of period	$(153)	$89	$63	$(3)	$(225)	$(229)
Other comprehensive loss before reclassifications	(3,043)	705	(782)	(6)	—	(3,126)
Amounts reclassified from accumulated OCI to earnings	73	—	—	—	6	79
Period change	(2,970)	705	(782)	(6)	6	(3,047)
Balance, end of period	$(3,123)	$794	$(719)	$(9)	$(219)	$(3,276)

Nine Months Ended September 30, 2021
Balance, beginning of period	$188	$2	$255	$—	$(253)	$192
Other comprehensive income before reclassifications	(241)	29	(131)	(4)	—	(347)
Amounts reclassified from accumulated OCI to earnings	21	—	—	—	9	30
Period change	(220)	29	(131)	(4)	9	(317)
Balance, end of period	$(32)	$31	$124	$(4)	$(244)	$(125)
(1)AOCI amounts at September 30, 2022 and September 30, 2021 include $69 million and $41 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.

2022 3Q Form 10-Q 65

Table of Content
10. SHAREHOLDERS’ EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	September 30, 2022	December 31, 2021
Series B (2)	12/28/2011	35,500	3-mo. LIBOR + 270 bps	1/15/2017	$23	$23
Series E (3)	2/27/2018	5,000	5.70	4/15/2023	495	495
Series F (3)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (3)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (4)	6/9/2021	7,000	5.70	12/01/2022	175	175
Total		557,500			$2,167	$2,167
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
The following table presents the dividends declared for each series of Preferred shares for the three-month and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine months ended September 30,
(amounts in millions, except per share data)	2022		2021		2022		2021
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	$16.95	$—	$7.07	$—	$39.34	$—	$21.63	$—
Series C	—	—	14.69	(1)	—	—	44.07	(4)
Series D	—	—	—	—	—	—	31.25	(18)
Series E	1,425.00	(7)	1,425.00	(7)	4,275.00	(21)	4,275.00	(21)
Series F	1,406.25	(7)	1,406.25	(7)	4,218.75	(21)	4,218.75	(21)
Series G	1,112.50	(6)	1,112.50	(6)	3,337.50	(18)	3,337.50	(18)
Series H	11.25	(6)	11.25	(6)	33.75	(18)	30.75	(16)
Series I	356.25	(3)	356.25	(2)	1,068.75	(7)	712.50	(5)
Total		$(29)		$(29)		$(85)		$(103)
Treasury shares
Treasury shares includes shares held for deferred compensation plans, at cost, of $80 million at September 30, 2022 and $79 million at December 31, 2021.
Non-controlling Interest in Subsidiaries
Through the acquisition of TCF, Huntington acquired a joint venture in which Huntington maintains a 55% ownership interest. As Huntington has a controlling financial interest, its financial results are consolidated in Huntington's financial statements and the other party’s 45% ownership interest is reported as a non-controlling interest within equity.
66 Huntington Bancshares Incorporated

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
The calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2022	2021	2022	2021
Basic earnings per common share:
Net income attributable to Huntington Bancshares Inc	$594	$377	$1,593	$894
Preferred stock dividends	29	29	85	103
Impact of preferred stock redemption	—	15	—	15
Net income available to common shareholders	$565	$333	$1,508	$776
Average common shares issued and outstanding	1,442,591	1,462,736	1,440,740	1,201,763
Basic earnings per common share	$0.39	$0.23	$1.05	$0.65
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	16,064	17,536	17,078	17,623
Shares held in deferred compensation plans	6,428	7,063	6,416	6,042
Dilutive potential common shares	22,492	24,599	23,494	23,665
Total diluted average common shares issued and outstanding	1,465,083	1,487,335	1,464,234	1,225,428
Diluted earnings per common share	$0.39	$0.22	$1.03	$0.63
Anti-dilutive awards (1)	7,121	4,609	5,565	4,410
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

(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Noninterest income	2022	2021	2022	2021
Noninterest income from contracts with customers	$345	$315	$975	$794
Noninterest income within the scope of other GAAP topics	153	220	507	580
Total noninterest income	$498	$535	$1,482	$1,374
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 17 “Segment Reporting”.
2022 3Q Form 10-Q 67

Table of Content

	Three Months Ended September 30, 2022
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$20	$70	$2	$1	$—	$93
Card and payment processing income	6	84	—	—	—	90
Trust and investment management services	1	16	—	43	—	60
Insurance income	2	14	—	11	1	28
Capital markets fees	37	2	1	—	(2)	38
Other noninterest income	29	6	1	1	(1)	36
Net revenue from contracts with customers	$95	$192	$4	$56	$(2)	$345
Noninterest income within the scope of other GAAP topics	86	51	—	1	15	153
Total noninterest income	$181	$243	$4	$57	$13	$498

		Three Months Ended September 30, 2021
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$23	$89	$1	$1	$—	$114
Card and payment processing income	6	85	—	—	—	91
Trust and investment management services	—	17	—	44	—	61
Insurance income	2	12	—	11	—	25
Capital markets fees	4	1	—	1	—	6
Other noninterest income	1	7	1	1	8	18
Net revenue from contracts with customers	$36	$211	$2	$58	$8	$315
Noninterest income within the scope of other GAAP topics	114	91	2	—	13	220
Total noninterest income	$150	$302	$4	$58	$21	$535
68 Huntington Bancshares Incorporated

Table of Content

	Nine Months Ended September 30, 2022
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$65	$222	$5	$3	$—	$295
Card and payment processing income	17	242	—	—	—	259
Trust and investment management services	3	51	—	134	—	188
Insurance income	6	40	—	39	1	86
Capital markets fees	48	6	2	1	(2)	55
Other noninterest income	72	18	1	2	(1)	92
Net revenue from contracts with customers	$211	$579	$8	$179	$(2)	$975
Noninterest income within the scope of other GAAP topics	262	206	2	2	35	507
Total noninterest income	$473	$785	$10	$181	$33	$1,482

	Nine Months Ended September 30, 2021
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$64	$201	$4	$2	$—	$271
Card and payment processing income	14	211	—	—	—	225
Trust and investment management services	1	45	—	122	—	168
Insurance income	5	38	—	33	1	77
Capital markets fees	11	4	1	1	—	17
Other noninterest income	3	15	1	6	11	36
Net revenue from contracts with customers	$98	$514	$6	$164	$12	$794
Noninterest income within the scope of other GAAP topics	255	266	3	1	55	580
Total noninterest income	$353	$780	$9	$165	$67	$1,374
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2022 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended September 30, 2022 was determined to be immaterial.
13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2021 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2022 and 2021.
2022 3Q Form 10-Q 69

Table of Content
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	September 30, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$32	$—	$—	$32
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	3,035	—	—	3,035
Residential MBS	—	11,983	—	—	11,983
Commercial MBS	—	2,038	—	—	2,038
Other agencies	—	190	—	—	190
Municipal securities	—	44	3,332	—	3,376
Private-label CMO	—	121	21	—	142
Asset-backed securities	—	301	70	—	371
Corporate debt	—	2,162	—	—	2,162
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	19,878	3,423	—	23,306
Other securities	47	3	—	—	50
Loans held for sale	—	758	—	—	758
Loans held for investment	—	166	16	—	182
MSRs	—	—	486	—	486
Other assets:
Derivative assets	—	2,521	2	(2,104)	419
Assets held in trust for deferred compensation plans	111	—	—	—	111
Liabilities
Derivative liabilities	—	2,652	11	(1,460)	1,203

70 Huntington Bancshares Incorporated

Table of Content

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	December 31, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$46	$—	$—	$46
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	4,649	—	—	4,649
Residential MBS	—	15,508	—	—	15,508
Commercial MBS	—	1,865	—	—	1,865
Other agencies	—	248	—	—	248
Municipal securities	—	49	3,477	—	3,526
Private-label CMO	—	86	20	—	106
Asset-backed securities	—	312	70	—	382
Corporate debt	—	2,167	—	—	2,167
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	24,888	3,567	—	28,460
Other securities	65	7	—	—	72
Loans held for sale	—	1,270	—	—	1,270
Loans held for investment	—	152	19	—	171
MSRs	—	—	351	—	351
Other assets:
Derivative assets	—	1,055	10	(465)	600
Assets held in trust for deferred compensation plans	156	—	—	—	156
Liabilities
Derivative liabilities	—	737	6	(624)	119
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
2022 3Q Form 10-Q 71

Table of Content

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three Months Ended September 30, 2022
Opening balance	$463	$(5)	$3,377	$22	$44	$17
Transfers out of Level 3 (1)	—	(6)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	17	2	—	—	—	—
Included in OCI	—	—	(66)	—	—	—
Purchases/originations	20	—	309	—	26	—
Repayments	—	—	—	—	—	(1)
Settlements	(14)	—	(288)	(1)	—	—
Closing balance	$486	$(9)	$3,332	$21	$70	$16
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$17	$(8)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(69)	—	(1)	—
Three Months Ended September 30, 2021
Opening balance	$327	$23	$3,609	$18	$46	$21
Transfers out of Level 3 (1)	—	(39)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	1	28	—	—	—	—
Interest and fee income	—	—	(1)	—	—	—
Included in OCI	—	—	(8)	—	—	—
Purchases/originations	31	—	260	—	—	—
Sales	—	—	(17)	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(21)	—	(261)	—	(11)	—
Closing balance	$338	$12	$3,582	$18	$35	$20
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$1	$(12)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(10)	—	—	—

72 Huntington Bancshares Incorporated

Table of Content

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Nine Months Ended September 30, 2022
Opening balance	$351	$4	$3,477	$20	$71	$19
Transfers out of Level 3 (1)	—	(6)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	112	(7)	—	—	—	—
Interest and fee income	—	—	(2)	(2)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(274)	—	(1)	—
Purchases/originations	68	—	867	4	26	—
Repayments	—	—	—	—	—	(3)
Settlements	(45)	—	(732)	(1)	(26)	—
Closing balance	$486	$(9)	$3,332	$21	$70	$16
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$112	$(17)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(274)	—	(1)	—
Nine Months Ended September 30, 2021
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(109)	—	—	—	—
Total gains/losses for the period:
Included in earnings
Mortgage banking income	27	73	—	—	—	—
Interest and fee income	—	—	(1)	—	—	—
Included in OCI	—	—	(13)	—	—	—
Purchases/originations/acquisitions	162	7	1,613	8	75	—
Sales	—	—	(369)	—	—	—
Repayments	—	—	—	—	—	(3)
Settlements	(61)	—	(599)	1	(50)	—
Closing balance	$338	$12	$3,582	$18	$35	$20
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$27	$(33)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(14)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
2022 3Q Form 10-Q 73

Table of Content
Assets and liabilities under the fair value option
The following tables present the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

(dollar amounts in millions)	Total Loans			Loans that are 90 or more days past due
	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
September 30, 2022
Assets
Loans held for sale	$758	$781	$(23)	$—	$—	$—
Loans held for investment	182	187	(5)	3	3	—
December 31, 2021
Assets
Loans held for sale	$1,270	$1,237	$33	$—	$—	$—
Loans held for investment	171	177	(6)	4	4	—
The following table presents the net gains (losses) from fair value changes.

(dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Assets	2022	2021	2022	2021
Loans held for sale (1)	$(22)	$(4)	$(56)	$(30)
Loans held for investment	—	—	1	—
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)		Total Gains (Losses)
			Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	September 30, 2022	December 31, 2021	2022	2021	2022	2021
Collateral-dependent loans	$47	$39	$—	$—	$(1)	$(2)
Loans held for sale	61	—	1	(1)	1	1
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
74 Huntington Bancshares Incorporated

Table of Content
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
			At September 30, 2022 (1)				At December 31, 2021 (1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	5%	-	22%	7%	8%	—%	23%	12%
		Spread over forward interest rate swap rates	5%	-	13%	6%	3%	—%	11%	5%
Derivative instruments	Consensus Pricing	Net market price	(20)%	-	6%	(3)%	(4)%	—%	8%	1%
		Estimated pull through %	5%	-	100%	94%	6%	—%	100%	92%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	5%	5%	—%	—%	2%	1%
		Cumulative default	—%	-	64%	7%	—%	—%	64%	5%
		Loss given default	5%	-	80%	25%	5%	—%	80%	23%
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
2022 3Q Form 10-Q 75

Table of Content
Fair values of financial instruments
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
September 30, 2022
Financial Assets
Cash and short-term assets	$4,592	$—	$—	$4,592	$4,592
Trading account securities	—	—	32	32	32
Available-for-sale securities	—	—	23,306	23,306	23,306
Held-to-maturity securities	17,173	—	—	17,173	14,835
Other securities	768	—	50	818	818
Loans held for sale	—	135	758	893	900
Net loans and leases (1)	115,855	—	182	116,037	110,944
Derivative assets	—	—	419	419	419
Assets held in trust for deferred compensation plans	—	—	111	111	111
Financial Liabilities
Deposits	146,313	—	—	146,313	146,211
Short-term borrowings	426	—	—	426	426
Long-term debt	10,168	—	—	10,168	9,995
Derivative liabilities	—	—	1,203	1,203	1,203
December 31, 2021
Financial Assets
Cash and short-term assets	$5,914	$—	$—	$5,914	$5,914
Trading account securities	—	—	46	46	46
Available-for-sale securities	—	—	28,460	28,460	28,460
Held-to-maturity securities	12,447	—	—	12,447	12,489
Other securities	576	—	72	648	648
Loans held for sale	—	406	1,270	1,676	1,621
Net loans and leases (1)	109,066	—	171	109,237	109,695
Derivative assets	—	—	600	600	600
Assets held in trust for deferred compensation plans	—	—	156	156	156
Financial Liabilities
Deposits	143,263	—	—	143,263	143,574
Short-term borrowings	334	—	—	334	334
Long-term debt	7,108	—	—	7,108	7,319
Derivative liabilities	—	—	119	119	119
(1)Includes collateral-dependent loans.
76 Huntington Bancshares Incorporated

Table of Content
The following table presents the level in the fair value hierarchy for the estimated fair values at September 30, 2022 and December 31, 2021:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3
September 30, 2022
Financial Assets
Trading account securities	$—	$32	$—		$32
Available-for-sale securities	5	19,878	3,423		23,306
Held-to-maturity securities	—	14,835	—		14,835
Other securities (2)	47	3	—		50
Loans held for sale	—	758	142		900
Net loans and leases	—	166	110,778		110,944
Derivative assets	—	2,521	2	$(2,104)	419
Financial Liabilities
Deposits	—	142,710	3,501		146,211
Short-term borrowings	—	426	—		426
Long-term debt	—	6,631	3,364		9,995
Derivative liabilities	—	2,652	11	(1,460)	1,203
December 31, 2021
Financial Assets
Trading account securities	$—	$46	$—		$46
Available-for-sale securities	5	24,888	3,567		28,460
Held-to-maturity securities	—	12,489	—		12,489
Other securities (2)	65	7	—		72
Loans held for sale	—	1,270	351		1,621
Net loans and leases	—	152	109,543		109,695
Derivative assets	—	1,055	10	$(465)	600
Financial Liabilities
Deposits	—	139,047	4,527		143,574
Short-term borrowings	—	334	—		334
Long-term debt	—	6,441	878		7,319
Derivative liabilities	—	737	6	(624)	119
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
Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.
2022 3Q Form 10-Q 77

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
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	September 30, 2022			December 31, 2021
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$38,351	$1,036	$1,205	$21,306	$258	$32
Foreign exchange contracts	206	—	13	210	1	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	39,835	1,188	1,181	45,286	587	498
Foreign exchange contracts	4,483	98	64	3,524	29	31
Commodities contracts	1,045	201	198	1,077	178	177
Equity contracts	559	—	2	685	12	5
Total Contracts	$84,479	$2,523	$2,663	$72,088	$1,065	$743
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Condensed Consolidated Income Statement for the three-month and nine-month periods ended September 30, 2022 and 2021, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)		2022	2021	2022	2021
Interest rate contracts:
Customer	Capital markets fees	$12	$13	$37	$37
Mortgage banking	Mortgage banking income	—	5	(80)	(24)
Interest rate floors	Interest and fee income on loans and leases	—	(4)	—	(8)
Interest rate caps	Interest expense on long-term debt	—	—	—	89
Foreign exchange contracts	Capital markets fees	12	9	32	22
Commodities contracts	Capital markets fees	1	(1)	4	(1)
Equity contracts	Other noninterest expense	(1)	(2)	(4)	(6)
Total		$24	$20	$(11)	$109
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
78 Huntington Bancshares Incorporated

Table of Content
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2022 and December 31, 2021, identified by the underlying interest rate-sensitive instruments.

	September 30, 2022
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$10,297	$—	$—	$10,297
Loans	—	22,325	271	22,596
Long-term debt	5,729	—	—	5,729
Total notional value at September 30, 2022	$16,026	$22,325	$271	$38,622

	December 31, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$8,228	$—	$—	$8,228
Loans	—	11,150	271	11,421
Long-term debt	1,928	—	—	1,928
Total notional value at December 31, 2021	$10,156	$11,150	$271	$21,577
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars, floors, and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase to net interest income of $21 million and $61 million for the three-month periods ended September 30, 2022, and 2021, respectively. For the nine-month periods ended September 30, 2022, and 2021, the net amounts resulted in an increase to net interest income of $108 million and $291 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $9.4 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Condensed Consolidated Statements of Financial Condition. Huntington has also designated $869 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
2022 3Q Form 10-Q 79

Table of Content
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021	2022	2021
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$340	$2	$926	$39
Change in fair value of hedged investment securities (1)	(324)	—	(914)	(40)
Change in fair value of interest rate swaps hedging long-term debt (2)	(178)	(22)	(314)	(95)
Change in fair value of hedged long term debt (2)	178	22	315	96
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Condensed Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Condensed Consolidated Statements of Income.
As of September 30, 2022, and December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets
Investment securities (1)	$18,026	$17,150	$(1,032)	$(117)
Liabilities
Long-term debt (2)	4,095	1,981	(271)	45
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.2 billion, the cumulative basis adjustments associated with these hedging relationships was $892 million, and the amounts of the designated hedging instruments were $9.4 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(69) million at September 30, 2022 and $17 million at December 31, 2021.
Cash Flow Hedges
At September 30, 2022, Huntington has $22.3 billion of interest rate swaps and collars. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate collar contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and (losses) on interest rate floors, floor spreads, and swaps recognized in other comprehensive income (loss) after-tax were $(456) million and $(29) million for the three-month periods ended September 30, 2022 and 2021, respectively. For the nine-month periods ended September 30, 2022 and 2021, gains and (losses) on interest rate floors and swaps recognized in other comprehensive income were $(782) million and $(131) million, respectively.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The net asset position of these derivatives at September 30, 2022 and December 31, 2021 were $41 million and $15 million, respectively. At September 30, 2022 and December 31, 2021, Huntington had commitments to sell residential real estate loans of $1.2 billion and $2.1 billion, respectively. These contracts mature in less than one year.
80 Huntington Bancshares Incorporated

Table of Content
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
MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Unaudited Condensed Balance Sheets. Trading gains (losses) are included in mortgage banking income in the Unaudited Condensed Consolidated Statement of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading gains (losses) related to MSR hedging activity is summarized in the following table:

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Notional value	$1,095	$1,330
Trading assets	4	19
Trading liabilities	(80)	—

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(dollar amounts in millions)	2022	2021	2022	2021
Trading gains (losses)	$(25)	$(4)	$(105)	$(28)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both September 30, 2022 and December 31, 2021, were $76 million and $51 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $42.1 billion and $45.1 billion at September 30, 2022 and December 31, 2021, respectively. Huntington’s credit risk from customer derivatives was $146 million and $551 million at the same dates, respectively.
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
2022 3Q Form 10-Q 81

Table of Content
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net excess collateral of $280 million and net credit risk of $44 million at September 30, 2022 and December 31, 2021, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At September 30, 2022, Huntington pledged $298 million of investment securities and cash collateral to counterparties, while other counterparties pledged $861 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of assets presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
September 30, 2022	$2,523	$(2,104)	$419	$(6)	$(121)	$292
December 31, 2021	1,065	(465)	600	(65)	(31)	504

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited condensed consolidated balance sheets	Net amounts of liabilities presented in the unaudited condensed consolidated balance sheets	Gross amounts not offset in the unaudited condensed consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
September 30, 2022	$2,663	$(1,460)	$1,203	$(79)	$(148)	$976
December 31, 2021	743	(624)	119	(3)	(116)	—
15. VIEs
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at September 30, 2022, and December 31, 2021:

	September 30, 2022
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,910	$1,169	$1,910
Trust Preferred Securities	8	179	—
Other Investments	522	148	522
Total	$2,440	$1,496	$2,432
82 Huntington Bancshares Incorporated

Table of Content

	December 31, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,652	$949	$1,652
Trust Preferred Securities	14	248	—
Other Investments	484	146	484
Total	$2,150	$1,343	$2,136
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
A list of trust preferred securities outstanding at September 30, 2022 follows:

(dollar amounts in millions)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital II	4.38	(2)	$32	$3
Sky Financial Capital Trust III	5.15	(3)	72	2
Sky Financial Capital Trust IV	5.15	(3)	75	3
Total			$179	$8
(1)Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)Variable effective rate at September 30, 2022, based on three-month LIBOR +0.625%.
(3)Variable effective rate at September 30, 2022, based on three-month LIBOR +1.40%.

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
2022 3Q Form 10-Q 83

Table of Content
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2022 and December 31, 2021.

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Affordable housing tax credit investments	$2,743	$2,376
Less: amortization	(833)	(724)
Net affordable housing tax credit investments	$1,910	$1,652
Unfunded commitments	$1,169	$949
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$52	$36	$159	$113
Proportional amortization expense included in provision for income taxes	45	34	131	92
There were no sales of affordable housing tax credit investments during the three-month and nine-month periods ended September 30, 2022 and 2021. There was no impairment recognized for the three-month and nine-month periods ended September 30, 2022 and 2021.
Other investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2022 and December 31, 2021, were as follows:

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$30,478	$27,933
Consumer	19,283	18,513
Commercial real estate	3,491	3,042
Standby letters of credit and guarantees on industrial revenue bonds	733	694
Commercial letters of credit	14	36
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
84 Huntington Bancshares Incorporated

Table of Content
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $20 million and $7 million at September 30, 2022 and December 31, 2021, respectively.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at September 30, 2022 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s September 30, 2022, December 31, 2021, and September 30, 2021, reported results by business segment.
2022 3Q Form 10-Q 85

Table of Content

	Three Months Ended September 30,
Income Statements	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2022
Net interest income	$495	$708	$120	$63	$18	$1,404
Provision (benefit) for credit losses	84	64	(43)	1	—	106
Noninterest income	181	243	4	57	13	498
Noninterest expense	271	605	41	79	57	1,053
Provision (benefit) for income taxes	66	60	27	8	(15)	146
Income attributable to non-controlling interest	3	—	—	—	—	3
Net income (loss) attributable to Huntington Bancshares Inc	$252	$222	$99	$32	$(11)	$594
2021
Net interest income	$416	$483	$123	$42	$96	$1,160
Provision (benefit) for credit losses	(34)	(7)	(25)	4	—	(62)
Noninterest income	150	302	4	58	21	535
Noninterest expense	247	637	48	84	273	1,289
Provision (benefit) for income taxes	73	33	22	3	(41)	90
Income attributable to non-controlling interest	1	—	—	—	—	1
Net income (loss) attributable to Huntington Bancshares Inc	$279	$122	$82	$9	$(115)	$377

	Nine Months Ended September 30,
Income Statements	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2022
Net interest income	$1,339	$1,701	$357	$167	$247	$3,811
Provision for credit losses	9	138	36	15	—	198
Noninterest income	473	785	10	181	33	1,482
Noninterest expense	767	1,807	127	241	182	3,124
Provision (benefit) for income taxes	217	114	43	19	(22)	371
Income attributable to non-controlling interest	7	—	—	—	—	7
Net income attributable to Huntington Bancshares Inc	$812	$427	$161	$73	$120	$1,593
2021
Net interest income	$873	$1,187	$340	$113	$457	$2,970
Provision (benefit) for credit losses	107	57	(77)	2	—	89
Noninterest income	353	780	9	165	67	1,374
Noninterest expense	553	1,617	119	217	648	3,154
Provision (benefit) for income taxes	119	62	64	12	(51)	206
Income attributable to non-controlling interest	1	—	—	—	—	1
Net income (loss) attributable to Huntington Bancshares Inc	$446	$231	$243	$47	$(73)	$894
86 Huntington Bancshares Incorporated

Table of Content

	Assets at		Deposits at
(dollar amounts in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial Banking	$62,924	$57,071	$37,194	$31,845
Consumer & Business Banking	38,424	39,929	93,854	95,352
Vehicle Finance	21,461	20,752	1,173	1,401
RBHPCG	9,876	8,325	8,982	10,162
Treasury / Other	46,717	47,987	5,110	4,503
Total	$179,402	$174,064	$146,313	$143,263

2022 3Q Form 10-Q 87

Table of Content
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2021 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable, or the information has been previously reported.
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
88 Huntington Bancshares Incorporated

Table of Content
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)
Not Applicable
2022 3Q Form 10-Q 89

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2022 formatted in Inline XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

90 Huntington Bancshares Incorporated

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 28, 2022	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2022	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2022 3Q Form 10-Q 91