Form 10-K
period 2022-12-31
HUNTINGTON BANCSHARES INC /MD/
filed 2023-02-17
CIK 49196

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
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, determined by using a per share closing price of $12.03, as quoted by Nasdaq on that date, was $17,092,209,908. As of January 31, 2023, there were 1,443,016,884 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2023 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Lending Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
Basel III	Refers to the final rule issued by the Federal Reserve and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
Capstone Partners	Capstone Enterprises LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCPA	California Consumer Privacy Act of 2018
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CET1	Common equity tier 1 on a transitional Basel III basis
CFPB	Bureau of Consumer Financial Protection
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CPPA	California Privacy Protection Act
CPRA	California Privacy Rights Act
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DEI	Diversity, Equity, and Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at Default
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
ELT	Executive Leadership Team
EPS	Earnings Per Share
ESG	Environmental, Social, and Governance
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
4 Huntington Bancshares Incorporated

FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FRG	Financial Recovery Group
FTE	Fully-Taxable Equivalent or Full-Time Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act
HIC	Huntington Investment Company
HMDA	Home Mortgage Disclosure Act
HPI	House Price Index
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LFI Rating System	Large Financial Institution Rating System
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OLEM	Other Loans Especially Mentioned
OPEC	Organization of the Petroleum Exporting Countries
OREO	Other Real Estate Owned
2022 Form 10-K 5

Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated
PD	Probability of Default
Plan	Huntington Bancshares Retirement Plan
PPP	Paycheck Protection Program
Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, troubled debt restructured loans, and criticized commercial loans
Capital and Liquidity Tailoring Rule	Refers to the changes to applicability thresholds for regulatory and capital and liquidity requirements, issued by the OCC, the Federal Reserve, and the FDIC
EPS Tailoring Rule	Refers to Prudential Standards for Large Bank Holding Companies and Savings and Loan Holding, issued by the Federal Reserve
Tailoring Rules	Refers to the Capital and Liquidity Tailoring Rule and the EPS Tailoring Rule
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RWA	Risk-Weighted Assets
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCF	TCF Financial Corporation
TDR	Troubled Debt Restructuring
Torana	Digital Payments Torana, Inc.
U.S. Treasury	U.S. Department of the Treasury
UPB	Unpaid Principal Balance
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
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
Item 1: Business
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve and have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. This includes, but not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance (formerly referred to as inventory finance), investment management, trust, brokerage, insurance and other financial products and services. As of December 31, 2022, our 1,032 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in other states.
On June 9, 2021, Huntington closed the acquisition of TCF Financial Corporation in an all-stock transaction valued at $7.2 billion. TCF was a financial holding company headquartered in Detroit, Michigan with operations across the Midwest. The acquisition brought increased scale and market density, as well as added new markets and capabilities. Historical periods prior to June 9, 2021 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all post-acquisition activity. For further information, refer to Note 3 “Business Combinations” of the Notes to the Condensed Consolidated Financial Statements.
In May 2022, Huntington completed the acquisition of Torana, now known as Huntington Choice Pay, a digital payments business focused on business to consumer payments. This acquisition along with the formation of our enterprise-wide payments group reflects one of our strategic priorities to accelerate our payments capabilities and expand the services provided to our customers.
In June 2022, Huntington completed the acquisition of Capstone Partners, a top tier middle market investment bank and advisory firm. The transaction brings a national scale to serve middle market business owners throughout the corporate lifecycle, building on Huntington’s regional banking foundation. Capstone Partners related revenue, including mergers and acquisitions, capital raising and other advisory-related fees, is recognized within capital markets fees in the Consolidated Statements of Income. For further information, refer to Note 3 “Business Combinations” of the Notes to the Condensed Consolidated Financial Statements.
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. For each of our four business segments, we expect the combination of our business model, investment in products and capabilities, and exceptional service to provide a competitive advantage that supports revenue and earnings growth. Our business model emphasizes the delivery of a complete set of banking products and services offered by larger banks but distinguished by local delivery and customer service.
A key strategic emphasis has been for our business segments to operate in cooperation to provide products and services to our customers and to build stronger and more profitable relationships using our OCR sales and service process, which align to our vision to be the leading people-first, digitally powered bank. The objectives of OCR are to:
•Use a consultative and advisory sales approach to provide solutions that are specific to each customer.
•Leverage each business segment in terms of its products and expertise to benefit customers.
•Develop prospects who may want to have multiple products and services as part of their relationship with us.
2022 Form 10-K 7

Following is a description of our four business segments and the Treasury / Other function:
•Commercial Banking: The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, and includes a comprehensive set of product offerings. Our target clients span from mid-market to large corporate (greater than $2 billion in revenue) across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. The segment is divided into five business units: (1) Middle Market Banking, (2) Corporate, Specialty, and Government Banking, (3) Asset Finance, (4) Commercial Real Estate Banking, and (5) Capital Markets.
Middle Market Banking serves the banking needs of mid-sized clients (greater than $20 million in revenue) who reside in our geographic footprint. We leverage our local presence to serve our clients, extending our full suite of banking products including lending, liquidity, treasury management, and capital markets.
Corporate, Specialty, and Government Banking serves medium to large enterprises. We focus on specific industry verticals such as government and non-profits, healthcare, technology and telecommunications, franchises, financial sponsors, and global services. Our expertise in these markets allows us to uniquely serve our clients’ sophisticated banking, capital markets, and payments requirements.
Asset Finance serves our clients’ capital expenditure and working capital needs through equipment financing, asset-based lending, distribution finance, structured lending, and municipal financing solutions. Our relationship with large manufacturers is bolstered by a strong commitment to their dealers and financing needs.
Commercial Real Estate Banking provides banking solutions to commercial real estate developers and institutional sponsors across the nation. Within this group, Huntington Community Development improves the quality of life for our communities and the residents of low-to-moderate income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.
Capital Markets delivers corporate risk management, institutional sales and trading, capital and equity raising and advisory services to all Commercial Banking clients.
•Consumer and Business Banking: The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including, but not limited to, checking accounts, savings accounts, money market accounts, CDs, investments, consumer loans, credit cards, and small business loans. The Consumer and Business Banking segment leverages internal partnerships for mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Huntington serves customers through our network of channels, including branches, online banking, mobile banking, telephone banking, and ATMs.
We have a “Fair Play” banking philosophy: providing differentiated products and services, built on a strong foundation of customer friendly products and advocacy. Our brand resonates with consumers and businesses, helping us acquire new customers and deepen relationships with current customers. Our Fair Play banking suite of products includes 24-Hour Grace®, Asterisk-Free Checking®, Money Scout℠, $50 Safety Zone℠, Standby Cash®, Early Pay, Instant Access, The Hub, and Huntington Heads Up®.
Business Banking is a dynamic part of our business, and we are committed to being the bank of choice for businesses in our markets. Business Banking is defined as serving companies with annual revenues up to $20 million. Beyond conventional lending solutions, Huntington offers access to capital markets, treasury management, practice finance and SBA lending capabilities. We are the #1 SBA lender in the nation in units as of federal fiscal year end September 30, 2022. Huntington continues to develop products and services that are designed specifically to meet the needs of small business and look for ways to help companies find solutions to their financing needs.
8 Huntington Bancshares Incorporated

Consumer Payments and Lending provides consumer and small business credit and debit cards primarily to our deposit customers as well as unsecured personal loans, personal lines, and other direct secured loans. The products are distributed through both branch and online channels. The product suite is aimed at meeting our customers’ borrowing and transacting needs. The team continues to explore ways to innovate and continue to meet the evolving and rapidly changing payment needs of customers.
Through Consumer and Business Banking, we originate consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Consumer and Business Banking and RBHPCG segments, as well as through commissioned loan originators. Consumer and Business Banking earns interest on portfolio loans and loans held-for-sale, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Consumer and Business Banking supports the origination of mortgage loans across all segments.
•Vehicle Finance: Our products and services include providing financing to consumers for the purchase of automobiles, light-duty trucks, recreational vehicles, marine craft, and powersports at franchised and other select dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.
The Vehicle Finance team services automobile dealerships, their owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships has allowed us to expand into select markets outside of the Midwest and to actively deepen relationships in 30 states while building a strong reputation. Huntington also provides financing for the purchase by consumers of recreational vehicles and marine craft on an indirect basis through dealerships in 35 states and for the purchase of powersports on an indirect basis through dealerships in 17 states.
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
The core business of The Huntington Private Client Group is The Huntington Private Bank, which consists of Private Banking, Wealth & Investment Management, and Retirement Plan Services. The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options), and other banking services. The Huntington Private Bank also delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, and trust services. This group also provides retirement plan services to corporate businesses. The Huntington Private Client Group also provides corporate trust services and institutional and mutual fund custody services.
•Treasury / Other: The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
The financial results for each of these business segments are included in Note 25 - “Segment Reporting” of Notes to Consolidated Financial Statements and are discussed in the “Business Segment Discussion” of our MD&A.
2022 Form 10-K 9

ESG
ESG Oversight
With oversight from our Board of Directors, we are committed to implementing strong ESG practices by living out our Purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. The following represents how ESG is governed and integrated throughout the Company:

Board Nominating and ESG Committee		Board Risk Oversight Committee

Executive Leadership Team

Chief ESG Officer		Risk Management Committee

ESG Strategy Team	ESG Enterprise Working Group	Climate Risk Management Team
ESG Strategy Team
The ESG Strategy Team, led by our Chief ESG Officer, is responsible for advancing the ESG strategy and facilitating implementation of the strategy at the segment- and business unit-level; ensuring consistent understanding of ESG strategy throughout the Company; and assisting with ESG goal setting, reporting, and monitoring. The Team also works to identify ESG-related innovation and advancement opportunities aligned with strategic planning for the enterprise. This group includes executive leaders across business segments and support units and meets regularly throughout the year.
ESG Enterprise Working Group
The ESG Enterprise Working Group is primarily responsible for driving the overarching ESG strategy for the Company and making strategy recommendations to the Board; reporting ESG strategy, goals, and progress to the Board (typically on a quarterly basis); and publishing our various ESG disclosures, including the annual ESG Report. The ESG Working Group is comprised of a core, cross-functional group with representatives from our ESG, Investor Relations, Public Affairs, Legal, Corporate Communications, and Corporate Governance functions. To keep abreast of matters throughout the year, this group typically meets on a weekly basis.
Climate Risk Management Team
The Climate Risk Management Team, led by our Climate Risk Director, is responsible for overseeing the development and maintenance of a comprehensive program to identify, measure, monitor, control, and report climate-related risks at Huntington.
Economic
Our economic impact begins with a commitment to delivering sustainable, long-term shareholder value through financial performance, while maintaining an aggregate moderate-to-low, through-the-cycle risk appetite and a well-capitalized position. We align our corporate strategy to our purpose of helping others and building upon our market-leading, purpose-driven bank through focused efforts on the environmental, social and governance issues most important to our business and our stakeholders.
10 Huntington Bancshares Incorporated

Following the acquisition of TCF, in June 2021, we committed $40 billion toward a Community Plan to strengthen small businesses and foster economic justice through our footprint over the next five years. The Community Plan builds on the goals of our previous community plans, with expanded commitments focusing on increasing lending and services to address economic, social, environmental, and racial equity areas of need as follows:
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
•Embedded in the areas of need above is a $16 billion commitment for Diversity, Equity, and Inclusion initiatives, with allocation of funds to diverse borrowers and communities to advance systemic change.
Huntington has additionally developed a Lift Local Business® program, and made a commitment of $100 million, which supports minority-, woman-, and veteran-owned small businesses throughout the business life cycle. This program offers loans, business planning support, free financial education courses delivered through Operation HOPE, and other services to help small business owners achieve their goals.
Environmental
Huntington is committed to environmental stewardship. Our environmental strategy outlines our holistic approach to enhancing our environmental performance and reducing our carbon footprint. We demonstrate our commitment and transparency through our disclosures to CDP, a global initiative that allows us to track and submit data annually toward managing our carbon footprint and certain other aspects of our environmental impact, in addition to our reporting to the Task Force on Climate-Related Financial Disclosures framework.
In 2022, we appointed our first Chief ESG Officer, bringing focused leadership to all matters related to ESG. We have met and exceeded our target year 2022 goals we announced in 2017 to reduce our operational (Scope 1 and Scope 2) emissions, reduce our landfill waste, paper printing, and water consumption. We have also committed to shifting 50% of our electricity usage to renewable sources by 2035. In addition, we are developing an exploratory roadmap for achieving a net zero carbon future and are focused on understanding and analyzing the magnitude of our value chain emissions (Scope 3). We joined the Partnership for Carbon Accounting Financials, which will enable us to measure and assess emissions associated with our loans and investments.
Human Capital (Social)
Huntington aspires to be a Category of One financial services institution: an organization unique in the combination of its culture and performance. Huntington had 19,920 average full-time equivalent colleagues during 2022, all of whom are encouraged to live out a shared purpose of making our colleagues’ and customers’ lives better, helping businesses thrive, and strengthening the communities we serve. We believe that our diverse workforce, supported by a culture of inclusiveness, enriches the experience of colleagues, and enhances our ability to perform as a company.
We engage with our colleagues to gain valuable feedback on a wide range of subjects related to the experience of working at Huntington, with a strategic focus on culture, trust, and engagement. We value the feedback colleagues choose to share and use the information to drive our talent management strategy, which focuses on four key areas and a commitment to diversity, equity, and inclusion:
•Engagement
•Development
•Retention, and
•Attraction of top talent
2022 Form 10-K 11

Engagement
At Huntington, we have taken steps to ensure our values, beliefs, and behaviors align with those of our colleagues. We have highly engaged colleagues committed to looking out for each other and our customers with a balanced focus on “what we do” and “how we do it.” This synergy has proven to positively impact colleague performance and satisfaction. 2022 marked the ninth consecutive year we conducted a company-wide engagement survey to measure our colleagues’ experience with a strategic focus on culture, trust, and engagement – and the results were reaffirming. In 2022, 87%, 85%, and 84% of colleagues responded favorably on trust, culture, and engagement, respectively. 82% of colleagues responded they would recommend Huntington as a great place to work.
The annual company-wide engagement survey is just one element of our continual colleague feedback program, which includes quick colleague pulse, new hire, manager-specific, and exit surveys. These surveys enhance leader understanding of the colleague experience, position Huntington to respond to colleague needs, and provide strong support to colleagues as they deliver performance in the spirit of our Purpose and Values.
At Huntington, living our shared Purpose extends beyond our daily work. We believe that building connections between colleagues, their families and our communities create a meaningful, fulfilling, and enjoyable colleague experience. During 2022, Huntington colleagues provided over 35,000 volunteer hours to over 1,300 organizations across our footprint, including foodbanks, homeless shelters, local schools, senior housing, and afterschool programs.
Development
We have created specialized programs to help our colleagues grow and develop. These programs include an online library which allows colleagues to take ownership of their development via direct access to role-based content. The content is divided into three key areas of development: learning and growth, maximizing performance, and protecting the company. All of the programming offered includes diversity, equity, and inclusion content. During 2022, colleagues at Huntington completed approximately 35 training hours per average full-time equivalent colleague, a 14% increase year over year. Huntington also provided a High-Potential Talent Development Program to top talent colleagues, so that they may further develop and accelerate their career growth. Additionally, we offer all colleagues the ability to obtain post-secondary education with reimbursement of tuition.
Retention
Huntington is committed to creating an environment where colleagues are valued, supported, and empowered. We offer competitive rewards programs that further strengthen our employment value proposition and encourages colleague retention. Our compensation structure includes benefit plans and programs focused on multiple facets of well-being, including physical, mental, and financial wellness. Effective January 1, 2022 we increased the minimum hourly pay rate to $19 and further increased this rate to $20 effective January 1, 2023. We also offer Workplace Flex, a program of practices for colleagues, so that they can achieve a healthy balance between work and life outside of work. The program includes practices that enable colleagues multiple paths to achieving balance, including: flexible scheduling (staggered hours, compressed workweeks, part-time schedules, and job-sharing), flexible work location (remote, hybrid, and on-site), and both health and financial wellness support beyond the typical medical/visual/dental programs (adoption and fertility, parental leave, on-site fitness and fitness discounts, mental health and financial counseling services, support for chronic conditions). Collectively, these practices position colleagues to be their best self both at work and outside of work.
Huntington’s commitment to pay equity is unwavering to ensure that gender, race, and ethnicity are not determining factors in salaries, bonuses, and stock-based awards. We continue to identify and implement effective practices to promote pay equity, including pay analyses, additional hiring practices that protect pay equity, and training managers on explicit and implicit bias in compensation and promotion decisions. Huntington seeks to maintain approximately 100% pay equity.
Collectively, these strategies create a colleague experience that entices colleagues to stay and fulfill their goals with Huntington.
12 Huntington Bancshares Incorporated

Attraction of top talent
We are dedicated to attracting top talent with an emphasis on experience and behaviors that align with our Purpose and our core values of ‘Can Do Attitude, Forward Thinking, and Service Heart.’
The diversity of our colleagues is a key component of our success as an organization as it allows us to have a workforce that is representative of the communities we serve and is critical to our sustained success and growth. We proactively seek out a diverse candidate pool during the recruitment process across all levels. We are focused on identifying, supporting, and promoting qualified diverse candidates in leadership roles. As of December 31, 2022, our combined middle, senior, and executive management levels were 47% diverse and our total workforce was 67% diverse. For the purpose of reporting the aforementioned data, we acknowledge diverse individuals as those who are identified as women, or as being racially/ethnically diverse.
Our commitment to creating an inclusive, diverse environment through embracing different skills, backgrounds, and perspectives, both in our communities and at work is demonstrated through our DEI Strategy and Operating Plan. This plan encompasses four focus areas, workplace inclusion, workforce diversity, community engagement, and supplier diversity. We execute this strategy and operating plan in multiple ways. Our Chief Diversity, Equity, Inclusion and Culture Officer ensures Diversity, Equity, and Inclusion perspectives are an integral part of executive decisions made at Huntington. This is achieved by measuring and socializing progress on diversity across our footprint and providing diversity and inclusion programs to our colleagues. In addition, we have Inclusion Councils, Business Resource Groups and Communities of Practice to support our commitment to engage, develop, retain, and attract top diverse talent. Inclusion Councils are voluntary, colleague driven regional and office-specific councils that focus on an inclusive, respectful, and supportive environment for all colleagues. The Business Resource Groups are voluntary, colleague-driven groups organized around a shared interest or common diversity dimension, each sponsored by a senior executive. The Communities of Practice are colleague-led, volunteer affinity groups which share information and experiences with fellow members. All of these are important components to our inclusion strategy and deliver content throughout the year.
Governance
Our Board of Directors and ELT are committed to executing on our long-term vision and aligning our strategic objectives with the interests of our stakeholders. Our Board members are accomplished leaders from diverse backgrounds, bringing the perspectives, skills, and experience necessary to use independent judgment that will effectively challenge and drive continued success. Our Board members approve the strategy, risk appetite, and ethical standards for the entire organization, and our ELT ensures our business and enterprise functions operate with high legal, ethical, and moral standards through clearly stated policies and procedures. Additionally, our leaders set the tone at the top and oversee compliance with our standards and direct the company’s financial reporting and internal controls.
At the end of 2022, our Board consisted of 15 directors, comprised of our Chairman/President/CEO as well as our Huntington National Bank Chairman, and 13 independent directors. Our key risk and governance committees require at least three directors who are independent and are chaired by an independent director with the knowledge and expertise to lead the committee. As of December 31, 2022, our ELT and Board were 50% and 47% diverse, respectively.
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
2022 Form 10-K 13

We compete for deposits similarly on the basis of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We employ customer friendly practices, such as a $50 Safety Zonesm, which prevents customers from being charged an overdraft fee if they overdraw by $50 or less, 24-Hour Grace® account feature for both commercial and consumer accounts, which gives customers an additional business day to cover overdrafts to their account without being charged overdraft fees, Early Pay, which allows customers with direct deposit availability to their paycheck up to two days early, Instant Access, which allows up to $500 of a check deposit available to customers immediately, and Asterisk-free checking where there is no cost to open and no monthly maintenance fees. In addition, customers can qualify for Standby Cash® based primarily on their checking deposit history, not their credit score, which provides a $100 to $500 short-term line of credit free with automatic payments, or a 1% monthly interest charge without automatic payments. Huntington also has created a feature called Money Scoutsm, which is a tool that analyzes a customer’s spending habits and moves money that is not being used into that customer’s savings account and have introduced tools including The Hub and Huntington Heads Up® to provide customers greater visibility and control over their financial future. These measures fall under our approach of “Fair Play Banking.”
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2022, in the top 10 MSAs in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$36,779	37%
Detroit, MI	4	17,394	9
Cleveland, OH	2	14,486	12
Chicago, IL	12	9,112	2
Minneapolis-St. Paul, MN	5	6,523	3
Grand Rapids, MI	1	6,268	20
Akron, OH	1	5,487	27
Indianapolis, IN	5	5,329	6
Cincinnati, OH	4	4,649	3
Pittsburgh, PA	9	4,265	2
Source: FDIC.gov, based on June 30, 2022 survey.
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
14 Huntington Bancshares Incorporated

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
Our business, however, remains subject to extensive regulation and supervision. Furthermore, the U.S. banking agencies may issue additional rules to tailor the application of certain other regulatory requirements to BHCs and banks, including Huntington and the Bank.
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
Huntington as a Bank Holding Company
Huntington is registered as a BHC with the Federal Reserve under the BHC Act and qualifies for and has elected to become a FHC under the GLBA. As an FHC, Huntington is permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for a BHC. BHCs are generally restricted to engaging in the business of banking, managing, or controlling banks, and certain other activities determined by the Federal Reserve to be closely related to banking. FHCs may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including underwriting, dealing, and making markets in securities, and making merchant banking investments in non-financial companies. Huntington and the Bank must each remain “well-capitalized” and “well managed” in order for Huntington to maintain its status as an FHC. In addition, the Bank must receive a CRA rating of at least “Satisfactory” at its most recent examination for Huntington to engage in the full range of activities permissible for FHCs.
Huntington is subject to primary supervision, regulation, and examination by the Federal Reserve, which serves as the primary regulator of our consolidated organization. The primary regulators of our non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Federal Reserve exercising a supervisory role. Such non-bank subsidiaries include, for example, broker-dealers and investment advisers both registered with the SEC.
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
2022 Form 10-K 15

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
16 Huntington Bancshares Incorporated

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
Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital until January 1, 2022 pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2022, we have phased in 25% of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter 2025.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below in this section. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2022, would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, Huntington and the Bank must maintain the applicable capital buffer (SCB or CCB) requirements to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. Huntington is subject to a SCB of 3.3% effective for the period October 1, 2022 through September 30, 2023. Please refer to the SCB Requirements section below for further details. The Bank is subject to a CCB of 2.5%. The Tier 1 Leverage Ratio is not impacted by the SCB or CCB, and a banking institution may be considered well-capitalized while remaining out of compliance with the SCB or CCB.
2022 Form 10-K 17

The following table presents the minimum regulatory capital ratios, minimum ratio plus the capital buffer, and well-capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2022, calculated using the regulatory capital methodology applicable as of the end of 2022.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2022
					Actual
Ratios:
CET1 risk-based capital ratio	Consolidated	4.50%	7.80%	N/A	9.36%
	Bank	4.50	7.00	6.50%	9.98
Tier 1 risk-based capital ratio	Consolidated	6.00	9.30	6.00	10.90
	Bank	6.00	8.50	8.00	10.83
Total risk-based capital ratio	Consolidated	8.00	11.30	10.00	13.09
	Bank	8.00	10.50	10.00	12.47
Tier 1 leverage ratio	Consolidated	4.00	N/A	N/A	8.60
	Bank	4.00	N/A	5.00	8.54
(1)    Reflects a SCB of 3.3% for Huntington and CCB of 2.5% for the Bank.
(2)    Reflects the well-capitalized standard applicable to Huntington under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
As of December 31, 2022, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements.
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
Capital Planning and Stress Testing
Huntington is required to develop, maintain, and submit to the Federal Reserve a capital plan every year, which is subject to supervisory review in connection with the Federal Reserve’s CCAR process. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over the nine-quarter planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy. Under the stress buffer requirements final rule adopted in 2020, the CCAR process is used to determine a BHC’s SCB requirement. Please refer to the SCB Requirements section below for further details.
18 Huntington Bancshares Incorporated

The Federal Reserve expects BHCs subject to CCAR, such as Huntington, to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases. This involves a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above certain minimum ratios, after taking all capital actions included in a BHC’s capital plan, under baseline and stressful conditions throughout the nine-quarter planning horizon. As part of CCAR, the Federal Reserve evaluates whether BHCs have sufficient capital to continue operations throughout times of economic and financial market stress and whether they have robust, forward-looking capital planning processes that account for their unique risks. We are generally prohibited from making a capital distribution unless, after giving effect to the distribution, we will meet all minimum regulatory capital ratios. Huntington may increase its capital distributions in excess of the amount included in their capital plan without seeking prior approval from the Federal Reserve as long as it otherwise complies with the automatic restrictions on distributions under the Federal Reserve’s capital rules.
While the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning. In addition, under the stress buffer requirements final rule adopted in 2020, the Federal Reserve may no longer object to capital plans of BHCs, including Huntington, on a quantitative basis. Please refer to the SCB Requirements section below for further details.
SCB Requirements
In 2020, the Federal Reserve issued a final rule to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The final rule applies to certain BHCs, including Huntington, and introduces a stress capital buffer and related changes to the capital planning and stress testing processes.
For risk-based capital requirements, Huntington, as a large BHC, is provided an SCB by the Federal Reserve that is determined annually based on the greater of (i) the difference between its starting and minimum projected CET1 Risk-Based Capital Ratio under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Huntington’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. Effective for the period of October 1, 2022 through September 20, 2023, Huntington’s SCB is 3.3%, an increase from its previous SCB of 2.5%.
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
2022 Form 10-K 19

Huntington’s ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. As discussed in the Capital Planning section above, a BHC may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected.
Huntington and the Bank must maintain the applicable capital buffer requirements to avoid becoming subject to restrictions on capital distributions, including dividends. For more information on the capital buffer requirements, see the SCB Requirements and the Regulatory Capital Requirements sections above.
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
Resolution Planning
As a Category IV banking organization, Huntington is not required to submit a resolution plan to the Federal Reserve. As an insured depository institution, the Bank is required by FDIC regulation to file a resolution plan on a triennial basis. This requirement had been suspended since 2018, but the FDIC announced in June 2021 that it would resume requiring bank level resolution plans for large banks, including the Bank, and bank-level resolution plans will have more streamlined content requirements. During 2021, the Bank was informed by the FDIC that its next resolution plan was due on or before December 1, 2022. The Bank submitted its resolution plan to the FDIC on November 30, 2022, which is currently under review.
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
Lending Standards and Guidance
The federal bank regulatory agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval, and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulatory agencies’ Interagency Guidelines for Real Estate Lending Policies.
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
2022 Form 10-K 21

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
The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and Patriot Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
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
22 Huntington Bancshares Incorporated

Data privacy and data protection are areas of increasing state legislative focus. For example, in June 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. California voters also recently passed the CPRA, which took effect on January 1, 2023, and significantly modifies the CCPA, including imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information. On July 8, 2022, the CPPA commenced formal rulemaking to adopt regulations to implement the CPRA. However, regulations did not come into effect prior to the CPRA’s effective date. The CPPA has stated that the earliest proposed regulations could be in effect is April 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply with the regulations. In California, the CCPA, the CPRA, and upcoming regulations may be interpreted or applied in a manner inconsistent with our understanding. Numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations. The federal government may also pass additional data privacy or data protection legislation, including possible amendment of the GLBA.
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
The FDIC, as required under the FDIA, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2%.
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
2022 Form 10-K 23

The federal bank regulatory agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as Huntington and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. The SEC also finalized a rule that directs stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and requires companies to disclose their clawback policies and their actions under those policies.
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
In addition, effective April 1, 2022, the Federal Reserve, OCC and FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.
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
The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering the bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The Federal Reserve also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by Huntington or the Bank. The Bank received the highest possible overall CRA rating of “Outstanding” in its most recent examination.
In June 2022, the Federal Reserve, FDIC, and OCC issued a joint proposal to amend their regulations implementing the CRA. The proposed rules would materially revise the current CRA framework, including new assessment area requirements, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. The proposed rule included analysis indicating a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future.
Debit Interchange Fees
We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including the Bank, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These fees impose requirements regarding routing and exclusivity of electronic debit transactions. On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to, among other things, specify that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule becomes effective July 1, 2023. As an issuer with over $10 billion in assets, Huntington is subject to Regulation II and will work to implement these new requirements.
24 Huntington Bancshares Incorporated

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
2022 Form 10-K 25

Item 1A: Risk Factors
The risks and uncertainties listed below present risks that could have a material impact on Huntington’s financial condition, the results of operations or its business. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. The risks and uncertainties described below are not the only ones Huntington faces. Additional risks and uncertainties not presently known to Huntington or that Huntington believes to be immaterial may also adversely affect its business. Additionally refer to factors set forth under the caption “Forward-Looking Statements.” For more information on how we manage risks, see discussion in the “Risk Governance” section of our MD&A.
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
Our business depends on the creditworthiness of our customers. Our ACL of $2.3 billion at December 31, 2022, represented management’s estimate of the current expected losses in our loan and lease portfolio (ALLL) as well as our unfunded lending commitments (AULC). We regularly review our ACL for appropriateness. In doing so, we consider probability of default, loss given default and exposure at default depending on economic parameters for each month of the remaining contractual term of the credit exposure. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. There is no certainty that our ACL will be appropriate over time to cover lifetime losses of the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
In addition, regulatory review of risk ratings and loan and lease losses may impact the level of the ACL and could have a material adverse effect on our financial condition and results of operations.
Weakness in economic conditions could adversely affect our business.
Continued economic uncertainty and a recessionary or stagnant economy could adversely affect our business, financial condition, and results of operations. Our performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, rising interest rates, supply chain issues or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:
•A decrease in the demand for loans and other products and services offered by us;
•A decrease in customer savings generally and in the demand for savings and investment products offered by us; and
•An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.
•An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of NPAs, NCOs, provision for credit losses, and valuation adjustments on loans held for sale.
The markets we serve are dependent on industrial and manufacturing businesses and, thus, are particularly vulnerable to adverse changes in economic conditions affecting these sectors.
26 Huntington Bancshares Incorporated

A U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact the Bank’s capital position and its ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.
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
Certain investment securities, notably mortgage-backed securities, are sensitive to rising and falling rates. Generally, when rates rise, prepayments of principal and interest will decrease, and the duration of mortgage-backed securities will increase. Conversely, when rates fall, prepayments of principal and interest will increase, and the duration of mortgage-backed securities will decrease. In either case, interest rates have a significant impact on the value of mortgage-backed securities.
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
2022 Form 10-K 27

Inflation could negatively impact our business, our profitability, and our stock price.
Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention. Additionally, inflation may lead to a decrease in consumer and clients’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.
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
The transition away from LIBOR may adversely affect our business.
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks. The publication of most LIBOR rates ceased as of the end of December 2021, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023.
A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms has begun and will continue over the course of the next few years. These reforms may cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.
A group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee (ARRC), has selected SOFR as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish SOFR in April 2018. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the ARRC due to the depth and robustness of the U.S. Treasury repurchase market. In January of 2020, Huntington was added as an ARRC member. The passage of the Adjustable Interest Rate (LIBOR) Act by Congress, and the Federal Reserve’s implementing rule, should decrease the risk of contracts that are not remediated prior to the cessation deadline by providing the terms for a transition to SOFR.
28 Huntington Bancshares Incorporated

The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:
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
•Prompt inquiries or other actions from regulators in respect of Huntington’s preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
•Result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.
Huntington implemented a LIBOR transition plan in 2018. As of December 31, 2021, the company ceased issuance of new LIBOR loans. Alternative reference rates at this time are predominantly SOFR-based. Systems, products, and analytics have been effectively transitioned away from LIBOR and are utilizing alternative reference rates. Remaining LIBOR transition project activities include remediation of remaining LIBOR products, including acquired products from TCF by June of 2023. We continue to assess the impact on our customers, with any needed LIBOR exceptions escalated to ELT for approval.
The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan, and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
Liquidity Risks:
Changes in Huntington’s financial condition or in the general banking industry, or changes in interest rates, could result in a loss of depositor confidence.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers.
Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general and us in particular. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, liquidity requirements, etc.), changes in the financial condition of Huntington, other banks, or the banking industry in general, changes in the interest rates our competitors pay on their deposits, and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market-related, geopolitical, or other events could impact the liquidity derived from deposits.
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
2022 Form 10-K 29

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
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global demand for products may exceed supply during the economic recovery from the COVID-19 pandemic, and such shortages may cause prolonged inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.
30 Huntington Bancshares Incorporated

Operational Risks:
Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our operations, liquidity, and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance, failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. Our financial, accounting, data processing, backup, or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include: sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; disease pandemics; cyber-attacks; and events arising from local or larger scale political or social matters, including wars and terrorist attacks. Additional events beyond our control that could impact our business directly or indirectly include natural disasters such as earthquakes and weather events, including tornadoes, hurricanes, and floods. Neither the occurrence nor the potential impact of these events can be predicted, and the frequency and severity of weather events may be impacted by climate changes. In addition, we may need to take our systems off-line if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
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
2022 Form 10-K 31

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
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber-attacks and ransomware are both increasing in sophistication and prevalence. Targeted social engineering and email attacks (i.e., “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited often before security patches are published continues to rise. Remote work further increases the risk that we may experience cyber incidents as a result of our employees, vendors, and other third parties with which we interact working remotely on less secure systems and environments.
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
32 Huntington Bancshares Incorporated

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
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed regulations that would enhance cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity and data privacy, refer to Item 1: Business - “Regulatory Matters.”
We receive, maintain, and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure, and protection of these types of information are governed by federal and state law. Both personally identifiable information and personal financial information are increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information and personal financial information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. Numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations. For more information regarding data privacy laws and regulations, refer to Item 1: Business - “Regulatory Matters.”
Further, we make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about privacy, data protection, and data security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
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
2022 Form 10-K 33

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
34 Huntington Bancshares Incorporated

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
Increased risk could occur based on poor planning, oversight, control, and inferior performance or service on the part of the third-party and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third-party service providers, any problems caused by third-party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing a third-party service provider could also take a long period of time and result in increased expenses.
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
2022 Form 10-K 35

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. Assumptions affecting our goodwill impairment evaluation include earnings projections, the discount rates used in the income approach to measure fair value, and observed peer multiples used in estimating the fair value under the market approach. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2022, the book value of our goodwill was $5.6 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses, and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or supervisory expectations or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have established a formal climate risk program to embed climate risk considerations into our risk management processes across all established risk pillars, such as market, credit, and operational risks. While the timing and severity of climate change may not be entirely predictable and our risk management processes may not be effective in mitigating climate risk exposure, we continue to build capabilities to identify, assess, and manage climate risks.
The effects of COVID-19 have adversely impacted our operations and financial performance, and it, or a similar health crisis or pandemic, could have similar adverse impacts in future periods.
Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains, and inflationary pressures, continue to impact the macroeconomic environment and could adversely affect our business.
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
36 Huntington Bancshares Incorporated

The COVID-19 pandemic has resulted in heightened operational risks. Many of our colleagues continue to work remotely at least on a part-time basis, which may create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals have increased their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. The increase in online and remote banking activities may also increase the risk of fraud in certain instances.
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
We expect the current administration will continue to implement a regulatory reform agenda that is significantly different than that of the former administration. This reform agenda could include a heightened focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. It is too early for us to assess the extent to which these policies would be implemented and what their impact on our business will be.
2022 Form 10-K 37

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
For more information regarding the Bank Secrecy Act, Patriot Act, anti-money laundering requirements and OFAC-administered sanctions, refer to Item 1: Business - “Regulatory Matters.”
Strategic Risk:
We operate in a highly competitive industry which depends on our ability to successfully execute our strategic plan and adapt our products and services to evolving industry standards and consumer preferences.
We are subject to intense competition from both other financial institutions and from non-bank entities, including FinTech companies. Technology has lowered the barriers to entry, with customers having a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets, and money transfer services. The continuous widespread adoption of new technologies, including internet services and mobile applications, and advanced ATM functionality, is influencing how individuals and firms conduct their financial affairs and is changing the delivery channels for financial services. Our “People-First, Digitally-Powered” strategic plan considers the implications of these changes in technology. Additionally, these changes require us to adapt our product and services, as well as our distribution of them, to evolving industry standards and customer preferences. Failure to address competitive pressures could make it more difficult for us to attract and retain customers across our businesses.
38 Huntington Bancshares Incorporated

Our success depends, in part, on our ability to successfully implement our strategic plan as well as adapt existing products and services and develop competitive new products and services demanded by our customers. The widespread adoption of technologies will continue to require substantial investments to modify or adapt existing products and services and to develop new product or services. Additionally, we may not be successful in executing our strategic plan, introducing new products or services, achieving market acceptance of new product or services, anticipating or reacting to customers changing preferences, or attracting and retaining loyal customers.
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
The Federal Reserve administers CCAR, a periodic forward-looking quantitative assessment of Huntington’s capital adequacy and planned capital distributions and a review of the strength of Huntington’s practices to assess capital needs. The Federal Reserve makes a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above each minimum regulatory capital ratio after making all capital actions included in Huntington’s capital plan, under baseline and stressful conditions throughout a nine-quarter planning horizon. The CCAR process is also used to determine Huntington’s SCB requirement. There can be no assurance that the Federal Reserve or OCC will respond favorably to our capital plans, planned capital actions, or stress test results, and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases.
We are also required to maintain minimum capital ratios and the Federal Reserve and OCC may determine that Huntington and/or the Bank, based on size, complexity, or risk profile, must maintain capital ratios above these minimums in order to operate in a safe and sound manner. In the event we are required to raise capital to maintain required minimum capital and leverage ratios or ratios above the required applicable minimums, we may be forced to do so when market conditions are undesirable or on terms that are less favorable to us than we would otherwise require. Furthermore, in order to prevent becoming subject to restrictions on our ability to distribute capital or make certain discretionary bonus payments to management, the Bank must maintain a CCB of 2.5%, and Huntington must maintain the applicable SCB determined as part of the CCAR process, which are in addition to our required minimum capital ratios.
For more information regarding CCAR, stress testing, and capital and liquidity requirements, refer to Item 1: Business - “Regulatory Matters.”
2022 Form 10-K 39

If our regulators deem it appropriate, they can take regulatory actions that could result in a material adverse impact on our financial results, ability to compete for new business, or preclude mergers or acquisitions. In addition, regulatory actions could constrain our ability to fund our liquidity needs or pay dividends. Any of these actions could increase the cost of our services.
We are subject to the supervision and regulation of various state and federal regulators, including the OCC, Federal Reserve, FDIC, SEC, CFPB, FINRA, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in Item 1: Business - “Regulatory Matters.” As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. Such actions could negatively impact us in a variety of ways, including charging monetary fines, impacting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.
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
In addition, we are allowed to conduct certain activities that are financial in nature by virtue of Huntington’s status as an FHC, as discussed in more detail in Item 1. Regulatory Matters. If Huntington or the Bank cease to meet the requirements necessary for Huntington to continue to qualify as an FHC, the Federal Reserve may impose upon us corrective capital and managerial requirements, and may place limitations on our ability to conduct all of the business activities that we conduct as an FHC. If the failure to meet these standards persists, we could be required to divest our Bank, or cease all activities other than those activities that may be conducted by a BHC but not an FHC.
Reputation Risk:
Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors, and employees is affected by our reputation. Significant harm to our reputation can arise from various sources, including officer, director, or employee misconduct, actual or perceived unethical behavior, conflicts of interest, security breaches, litigation or regulatory outcomes, compensation practices, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release of personal, proprietary or confidential information due to cyber-attacks or otherwise, perception of our environmental, social, and governance practices and disclosures, and the activities of our clients, customers, and counterparties, including vendors. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation indirectly by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operation, and financial condition.
Item 1B: Unresolved Staff Comments
None.

40 Huntington Bancshares Incorporated

Item 2: Properties
Our headquarters, as well as the Bank’s, is located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 22%. The lease term expires in 2030, with six five-year renewal options for up to 30 years but with no purchase option. The Bank has an indirect minority equity interest of 18% in the building. Our commercial headquarters is located in the Detroit Tower, a twenty story office building, located in Detroit, Michigan. We lease the entirety of the building’s total office space available. The lease term expires in 2044, with four seven-year renewal options for up to 28 years with no purchase option. The Bank has no ownership interest in the building.
We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branches and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. Additional information regarding our properties is set forth in Note 9 - “Premises and Equipment” and Note 10 - “Operating Leases” of the Notes to Consolidated Financial Statements and is incorporated into this item by reference.
Item 3: Legal Proceedings
Information required by this item is set forth in Note 22 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures
Not applicable.
2022 Form 10-K 41

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Global Stock Market under the symbol “HBAN.” As of January 31, 2023, we had 30,985 shareholders of record.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Regulatory Matters” and in Note 23 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2017, through December 31, 2022. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2017, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

$200
$175
$150
$125
$100
$75
12/17
12/18
12/19
12/20
12/21
12/22
HBAN
S&P 500
KBW Bank Index

	2017	2018	2019	2020	2021	2022
HBAN	$100	$85	$111	$99	$126	$120
S&P 500	100	95	125	148	190	155
KBW Bank Index	100	82	112	100	138	109
For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.

Item 6:
[Reserved]

42 Huntington Bancshares Incorporated

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
EXECUTIVE OVERVIEW
Acquisitions
In June 2021, Huntington closed the acquisition of TCF Financial Corporation. Historical periods prior to June 9, 2021 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all post-acquisition activity. For further information, refer to Note 3 “Business Combinations” of the Notes to Consolidated Financial Statements.
In May 2022, Huntington completed the acquisition of Torana, now known as Huntington Choice Pay, a digital payments business focused on business to consumer payments. This acquisition, along with the formation of our enterprise-wide payments group, reflects one of our strategic priorities to accelerate our payments capabilities and expand the services provided to our customers.
In June 2022, Huntington completed the acquisition of Capstone Partners, a top tier middle market investment bank and advisory firm. The transaction brings a national scale to serve middle market business owners throughout the corporate lifecycle, building on Huntington’s regional banking foundation. Capstone Partners related revenue, including mergers and acquisitions, capital raising and other advisory-related fees, is recognized within capital markets fees in the Consolidated Statements of Income. For further information, refer to Note 3 “Business Combinations” of the Notes to Consolidated Financial Statements.
2022 Financial Performance Review
In 2022, we reported net income of $2.2 billion, a $943 million, or 73%, increase from the prior year. Earnings per common share on a diluted basis for the year were $1.45, up 61% from the prior year. The current year reported net income was negatively impacted by acquisition-related expenses totaling $95 million, or $76 million after tax ($0.05 per common share), compared to $701 million, or $566 million after tax ($0.44 per common share) in the prior year.
Net interest income for 2022 was $5.3 billion, up $1.2 billion, or 29%, from 2021. FTE net interest income, a non-GAAP financial measure, increased $1.2 billion, or 29%, from 2021. The increase in FTE net interest income reflected the benefit of a $23.3 billion, or 17%, increase in average earning assets in addition to a 30 basis point increase in the FTE NIM to 3.25%. Average earning asset growth included an $18.4 billion, or 19%, increase in average loans and leases and an $8.9 billion, or 27%, increase in average securities. Average balances across earning asset categories reflect organic growth in addition to the late second-quarter 2021 TCF acquisition. The increase in average securities was additionally driven by the redeployment of excess liquidity into securities in the second half of 2021. The NIM expansion was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds and the impact of lower accelerated PPP loan fees recognized upon forgiveness payments from the SBA in 2022.
The provision for credit losses increased $264 million to $289 million, primarily due to loan and lease growth and the likelihood of a worsening economic scenario throughout 2022. The reduction in ACL coverage ratios over the course of 2021 reflected more clarity relating to the economic impacts of COVID-19. The ACL was $2.3 billion, or 1.90% of total loans and leases, at December 31, 2022, compared to $2.1 billion, or 1.89% of total loans and leases, at December 31, 2021. The increase in the total ACL was primarily driven by loan and lease growth, but also recognizes the increased near-term recessionary risks at the end of 2022.
2022 Form 10-K 43

Noninterest income was $2.0 billion, up $92 million, or 5%, from the prior year. Noninterest expense was $4.2 billion, down $174 million, or 4%, from the prior year. The changes in noninterest income and noninterest expense were impacted by the full-period impact of the TCF acquisition, completed in June 2021, in addition to the capital markets activity associated with the Capstone Partners acquisition, completed in June 2022. Noninterest expense was additionally impacted by a decrease in acquisition-related expenses of $606 million and the execution of cost reduction initiatives associated with the TCF acquisition.
The tangible common equity to tangible assets ratio was 5.55% at December 31, 2022, down 133 basis points from December 31, 2021, primarily due to a decrease in tangible common equity related to the higher interest rates causing an increase in accumulated other comprehensive loss, partially offset by earnings. CET1 risk-based capital ratio was 9.36%, up from 9.33% at December 31, 2021. The increase in regulatory capital ratios was primarily driven by earnings.
Business Overview
General
Our general business objectives are to:
•Build on our vision to be the country’s leading people-first, digitally powered bank
•Drive sustainable long-term revenue growth and efficiency
•Deliver a Category of One customer experience through our distinguished brand and culture
•Extend our digital leadership with focus on ease of use, access to information, and self-service across products and services
•Leverage expertise and capabilities to acquire and deepen relationships and launching of select partnerships
•Maintain positive operating leverage and execute disciplined capital management
•Stability and resilience through risk management, maintaining an aggregate moderate-to-low, through-the-cycle risk appetite
Economy
Growth in economic activity and demand for goods and services, alongside labor shortages, supply chain complications and geopolitical matters, have contributed to rising inflation. In response, the Federal Reserve has raised interest rates and has been reducing the size of its balance sheet. Furthermore, the Federal Reserve has signaled that it would continue to implement these policy actions in order to bring inflation down. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as an economic slowdown or recession. Our baseline economic forecast assumes a mild recession in 2023 with modest GDP growth for the full year. We expect the economy to exit the year on the path toward recovery with inflation gradually subsiding.
We delivered positive results in 2022, driven by broad-based loan and lease growth, growth in our deposit base, higher revenue, and disciplined expense management which were marked by the execution of strategic initiatives and acquisition synergies to further expand our capabilities. The addition of Capstone Partners has expanded the expertise we bring to customers, is benefiting our continued efforts to deepen relationships with commercial customers, and is increasing our fee income opportunities. Credit continues to perform well in keeping with our aggregate moderate-to-low, through the-cycle risk appetite. With our disciplined and proactive approach, we believe Huntington is well positioned to manage through the uncertain economic outlook on the horizon. We remain focused on delivering profitable growth and driving value for our shareholders.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in Item 1: Business - “Regulatory Matters” section of this Form 10-K.
44 Huntington Bancshares Incorporated

Table 1 - Selected Year to Date Income Statement Data
	Year Ended December 31,
		Change from 2021			Change from 2020
(amounts in millions, except per share data)	2022	Amount	Percent	2021	Amount	Percent	2020
Interest income	$5,969	$1,778	42%	$4,191	$544	15%	$3,647
Interest expense	696	607	NM	89	(334)	(79)	423
Net interest income	5,273	1,171	29	4,102	878	27	3,224
Provision for credit losses	289	264	NM	25	(1,023)	(98)	1,048
Net interest income after provision for credit losses	4,984	907	22	4,077	1,901	87	2,176
Service charges on deposit accounts	384	12	3	372	71	24	301
Card and payment processing income	374	40	12	334	86	35	248
Capital markets fees	252	101	67	151	26	21	125
Trust and investment management services	249	17	7	232	43	23	189
Mortgage banking income	144	(165)	(53)	309	(57)	(16)	366
Leasing revenue	126	27	27	99	78	NM	21
Insurance income	117	12	11	105	8	8	97
Gain on sale of loans	57	48	NM	9	(33)	(79)	42
Bank owned life insurance income	56	(13)	(19)	69	5	8	64
Net gains (losses) on sales of securities	—	(9)	NM	9	10	NM	(1)
Other noninterest income	222	22	11	200	61	44	139
Total noninterest income	1,981	92	5	1,889	298	19	1,591
Personnel costs	2,401	66	3	2,335	643	38	1,692
Outside data processing and other services	610	(240)	(28)	850	466	121	384
Equipment	269	21	8	248	68	38	180
Net occupancy	246	(31)	(11)	277	119	75	158
Marketing	91	2	2	89	51	134	38
Professional services	77	(36)	(32)	113	58	105	55
Deposit and other insurance expense	67	16	31	51	19	59	32
Amortization of intangibles	53	5	10	48	7	17	41
Lease financing equipment depreciation	45	4	10	41	40	NM	1
Other noninterest expense	342	19	6	323	109	51	214
Total noninterest expense	4,201	(174)	(4)	4,375	1,580	57	2,795
Income before income taxes	2,764	1,173	74	1,591	619	64	972
Provision for income taxes	515	221	75	294	139	90	155
Income after income taxes	2,249	952	73	1,297	480	59	817
Income attributable to non-controlling interest	11	9	NM	2	2	NM	—
Net income attributable to Huntington Bancshares Inc	2,238	943	73	1,295	478	59	817
Dividends on preferred shares	113	(18)	(14)	131	31	31	100
Impact of preferred stock redemption	—	(11)	NM	11	11	NM	—
Net income applicable to common shares	$2,125	$972	84%	$1,153	$436	61%	$717
Average common shares—basic	1,441	179	14%	1,262	245	24%	1,017
Average common shares—diluted	1,465	178	14	1,287	254	25	1,033
Net income per common share—basic	$1.47	$0.56	62%	$0.91	$0.20	28%	$0.71
Net income per common share—diluted	1.45	0.55	61	0.90	0.21	30	0.69
Cash dividends declared	0.62	0.015	2	0.605	0.005	1	0.60
Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$5,273	$1,171	29%	$4,102	$878	27%	$3,224
FTE adjustment(1)	31	6	24	25	4	19	21
Net interest income, FTE (non-GAAP)(1)	5,304	1,177	29	4,127	882	27	3,245
Noninterest income	1,981	92	5	1,889	298	19	1,591
Total revenue, FTE (non-GAAP)(1)	$7,285	$1,269	21%	$6,016	$1,180	24%	$4,836
(1)    On an FTE basis assuming a 21% tax rate.
2022 Form 10-K 45

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance on a consolidated basis. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”
For a discussion of our results of operations for 2021 versus 2020, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2021 Form 10-K, filed with the SEC on February 18, 2022.
Average Balance Sheet / Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans, leases, and securities), and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on an FTE basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 21% tax rate.
The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 2 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2022			2021
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
FTE basis (2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$744	$437	$1,181	$659	$(102)	$557
Investment securities	165	367	532	174	(195)	(21)
Other earning assets	(30)	101	71	30	(18)	12
Total interest income from earning assets	879	905	1,784	863	(315)	548
Deposits	11	307	318	46	(199)	(153)
Short-term borrowings	30	15	45	(6)	(6)	(12)
Long-term debt	8	236	244	(38)	(131)	(169)
Total interest expense of interest-bearing liabilities	49	558	607	2	(336)	(334)
Net interest income	$830	$347	$1,177	$861	$21	$882
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Calculated assuming a 21% tax rate.

46 Huntington Bancshares Incorporated

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Year ended
	2022			2021			Change from 2021
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (2)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$4,626	$75	1.63%	$8,129	$11	0.14%	$(3,503)	(43)%
Interest-bearing deposits in banks	226	8	3.15	372	1	0.04	(146)	(39)
Securities:
Trading account securities	32	1	4.14	50	1	3.32	(18)	(36)
Available-for-sale securities:
Taxable	21,994	576	2.62	19,767	261	1.32	2,227	11
Tax-exempt	2,842	94	3.32	2,916	71	2.42	(74)	(3)
Total available-for-sale securities	24,836	670	2.70	22,683	332	1.46	2,153	9
Held-to-maturity securities—taxable	16,509	351	2.13	10,000	174	1.74	6,509	65
Other securities	845	27	3.16	556	10	1.75	289	52
Total securities	42,222	1,049	2.48	33,289	517	1.55	8,933	27
Loans held for sale	973	41	4.24	1,398	41	2.96	(425)	(30)
Loans and leases: (3)
Commercial:
Commercial and industrial	43,118	1,875	4.35	36,898	1,446	3.92	6,220	17
Commercial real estate	15,768	683	4.33	11,412	362	3.17	4,356	38
Lease financing	4,974	251	5.04	3,739	186	4.98	1,235	33
Total commercial	63,860	2,809	4.40	52,049	1,994	3.83	11,811	23
Consumer:
Residential mortgage	20,907	661	3.16	15,953	479	3.00	4,954	31
Automobile	13,454	472	3.51	13,008	471	3.62	446	3
Home equity	10,409	532	5.11	10,018	391	3.90	391	4
RV and marine	5,322	227	4.26	4,672	199	4.27	650	14
Other consumer	1,314	126	9.51	1,118	112	10.04	196	18
Total consumer	51,406	2,018	3.92	44,769	1,652	3.69	6,637	15
Total loans and leases	115,266	4,827	4.19	96,818	3,646	3.77	18,448	19
Total earning assets	163,313	6,000	3.67	140,006	4,216	3.01	23,307	17
Cash and due from banks	1,666			1,356			310	23
Goodwill and other intangible assets	5,688			4,108			1,580	38
All other assets	10,184			8,804			1,380	16
Allowance for loan and lease losses	(2,083)			(1,993)			(90)	(5)
Total assets	$178,768			$152,281			$26,487	17%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$41,779	$158	0.38%	$32,708	$12	0.04%	$9,071	28%
Money market deposits	33,733	112	0.33	30,039	21	0.07	3,694	12
Savings and other domestic deposits	21,316	5	0.02	17,357	5	0.03	3,959	23
Core certificates of deposit (4)	2,439	12	0.50	2,368	1	0.03	71	3
Other domestic deposits of $250,000 or more	233	1	0.47	353	1	0.21	(120)	(34)
Negotiable CDs, brokered and other deposits	3,838	75	1.96	3,525	5	0.16	313	9
Total interest-bearing deposits	103,338	363	0.35	86,350	45	0.05	16,988	20
Short-term borrowings	2,485	46	1.86	278	1	0.20	2,207	NM
Long-term debt (5)	8,724	287	3.29	7,479	43	0.57	1,245	17
Total interest-bearing liabilities	114,547	696	0.61	94,107	89	0.09	20,440	22
Demand deposits—noninterest-bearing	41,574			37,960			3,614	10
All other liabilities	4,353			3,205			1,148	36
Total Huntington Bancshares Inc shareholders’ equity	18,263			16,997			1,266	7
Non-controlling interest	31			12			19	NM
Total equity	18,294			17,009			1,285	8
Total liabilities and shareholders’ equity	$178,768			$152,281			$26,487	17%
Net interest rate spread			3.06			2.92
Impact of noninterest-bearing funds on margin			0.19			0.03
Net interest margin/NII		$5,304	3.25%		$4,127	2.95%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Average yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.
(5)Reflects the benefit of $89 million mark-to-market of interest rate caps for 2021. There was no impact for 2022.

2022 Form 10-K 47

Table 3 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
	Year ended
	2021			2020			Change from 2020
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (2)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$8,129	$11	0.14%	$3,874	$6	0.15%	$4,255	110%
Interest-bearing deposits in banks	372	1	0.04	176	1	0.47	196	111
Securities:
Trading account securities	50	1	3.32	59	2	3.10	(9)	(15)
Available-for-sale securities:
Taxable	19,767	261	1.32	11,392	237	2.08	8,375	74
Tax-exempt	2,916	71	2.42	2,735	77	2.84	181	7
Total available-for-sale securities	22,683	332	1.46	14,127	314	2.23	8,556	61
Held-to-maturity securities—taxable	10,000	174	1.74	9,248	216	2.33	752	8
Other securities	556	10	1.75	443	6	1.41	113	26
Total securities	33,289	517	1.55	23,877	538	2.25	9,412	39
Loans held for sale	1,398	41	2.96	1,121	34	3.06	277	25
Loans and leases: (3)
Commercial:
Commercial and industrial	36,898	1,446	3.92	31,624	1,166	3.69	5,274	17
Commercial real estate	11,412	362	3.17	7,054	225	3.19	4,358	62
Lease financing	3,739	186	4.98	2,293	124	5.42	1,446	63
Total commercial	52,049	1,994	3.83	40,971	1,515	3.70	11,078	27
Consumer:
Residential mortgage	15,953	479	3.00	11,694	406	3.47	4,259	36
Automobile	13,008	471	3.62	12,838	504	3.93	170	1
Home equity	10,018	391	3.90	8,930	358	4.01	1,088	12
RV and marine	4,672	199	4.27	3,876	181	4.68	796	21
Other consumer	1,118	112	10.04	1,086	125	11.48	32	3
Total consumer	44,769	1,652	3.69	38,424	1,574	4.10	6,345	17
Total loans and leases	96,818	3,646	3.77	79,395	3,089	3.89	17,423	22
Total earning assets	140,006	4,216	3.01	108,443	3,668	3.38	31,563	29
Cash and due from banks	1,356			1,124			232	21
Goodwill and other intangible assets	4,108			2,201			1,907	87
All other assets	8,804			7,045			1,759	25
Allowance for loan and lease losses	(1,993)			(1,581)			(412)	(26)
Total assets	$152,281			$117,232			$35,049	30%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$32,708	$12	0.04%	$23,514	$32	0.14%	$9,194	39%
Money market deposits	30,039	21	0.07	25,695	100	0.39	4,344	17
Savings and other domestic deposits	17,357	5	0.03	10,720	10	0.09	6,637	62
Core certificates of deposit (4)	2,368	1	0.03	2,610	38	1.44	(242)	(9)
Other domestic deposits of $250,000 or more	353	1	0.21	216	3	1.18	137	63
Negotiable CDs, brokered and other deposits	3,525	5	0.16	3,822	15	0.38	(297)	(8)
Total interest-bearing deposits	86,350	45	0.05	66,577	198	0.30	19,773	30
Short-term borrowings	278	1	0.20	1,147	13	1.18	(869)	(76)
Long-term debt (5)	7,479	43	0.57	9,496	212	2.24	(2,017)	(21)
Total interest-bearing liabilities	94,107	89	0.09	77,220	423	0.55	16,887	22
Demand deposits—noninterest-bearing	37,960			25,336			12,624	50
All other liabilities	3,205			2,373			832	35
Total Huntington Bancshares Inc shareholders’ equity	16,997			12,303			4,694	38
Non-controlling interest	12			—			12	100
Total equity	17,009			12,303			4,706	38
Total liabilities and shareholders’ equity	$152,281			$117,232			$35,049	30%
Net interest rate spread			2.92			2.83
Impact of noninterest-bearing funds on margin			0.03			0.16
Net interest margin/NII		$4,127	2.95%		$3,245	2.99%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Average yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.
(5)Reflects the benefit of $89 million mark-to-market of interest rate caps for 2021. There was no impact for 2020.

48 Huntington Bancshares Incorporated

Net interest income for 2022 increased $1.2 billion, or 29%, from 2021. FTE net interest income, a non-GAAP financial measure, for 2022 increased $1.2 billion, or 29%, from 2021. The increase in FTE net interest income reflected the benefit of a $23.3 billion, or 17%, increase in average total earning assets in addition to a 30 basis point increase in the FTE NIM to 3.25%. The increase in average total earning assets included a $18.4 billion, or 19%, increase in average loans and leases and a $8.9 billion, or 27%, increase in average total securities. Average balance increases across earning asset categories for 2022 reflect organic growth in addition to the late second-quarter 2021 TCF acquisition. The increase in average securities was additionally driven by the redeployment of excess liquidity into securities in the second half of 2021.
The NIM expansion was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds and the impact of lower accelerated PPP loan fees recognized upon forgiveness payments from the SBA in 2022. Net interest income for 2022 included $21 million in accelerated PPP loan fees recognized upon forgiveness payments from the SBA, compared to $126 million in 2021.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ACL at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio, and unfunded lending commitments.
The provision for credit losses in 2022 was $289 million, an increase of $264 million from 2021. The increase in provision expense over the prior year was due to a combination of loan and lease growth in 2022 and a reduction in ACL coverage ratios over the course of 2021, as there was more clarity relating to the economic impacts of COVID-19.
The components of the provision for credit losses were as follows:

Table 4 - Provision for Credit Losses
	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Provision for loan and lease losses	$212	$(1)	$1,089
Provision for unfunded lending commitments	73	26	(41)
Provision for securities	4	—	—
Total provision for credit losses	$289	$25	$1,048

2022 Form 10-K 49

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Year Ended December 31,
(dollar amounts in millions)		Change from 2021			Change from 2020
	2022	Amount	Percent	2021	Amount	Percent	2020
Service charges on deposit accounts	$384	$12	3%	$372	$71	24%	$301
Card and payment processing income	374	40	12	334	86	35	248
Capital markets fees	252	101	67	151	26	21	125
Trust and investment management services	249	17	7	232	43	23	189
Mortgage banking income	144	(165)	(53)	309	(57)	(16)	366
Leasing revenue	126	27	27	99	78	NM	21
Insurance income	117	12	11	105	8	8	97
Gain on sale of loans	57	48	NM	9	(33)	(79)	42
Bank owned life insurance income	56	(13)	(19)	69	5	8	64
Net gains (losses) on sales of securities	—	(9)	NM	9	10	NM	(1)
Other noninterest income	222	22	11	200	61	44	139
Total noninterest income	$1,981	$92	5%	$1,889	$298	19%	$1,591
Noninterest income was $2.0 billion, up $92 million, or 5%, from the prior year. Capital markets fees increased $101 million, or 67%, primarily reflecting higher advisory fees supported by the impact of Capstone Partners, loan syndication fees, foreign exchange fees, and interest rate derivative fees. Gain on sale of loans increased $48 million, primarily due to sales of SBA loans during the first through third quarters of 2022. Trust and investment management services income increased $17 million, or 7%, primarily reflecting the full-period impact of the TCF acquisition and an increase in sales. Service charges on deposit accounts increased $12 million, or 3%, primarily due to the full-period impact on volume due to TCF customers, partially offset by the impact from Fair Play enhancements implemented in the second half of 2022. Insurance income increased $12 million, or 11%, primarily reflecting an increase in agency commissions. All other increases were largely a result of the full-period impact of the TCF acquisition. Offsetting these increases, mortgage banking income decreased $165 million, or 53%, primarily reflecting lower salable volume and secondary marketing spreads, bank owned life insurance decreased $13 million, or 19%, primarily due to valuation adjustments and lower benefit claims, and net gains on sales of securities decreased $9 million, as the prior year included sales reflecting securities optimization following the acquisition of TCF.

50 Huntington Bancshares Incorporated

Noninterest Expense

The following table reflects noninterest expense for each of the periods presented:

Table 6 - Noninterest Expense
	Year Ended December 31,
(dollar amounts in millions)		Change from 2021			Change from 2020
	2022	Amount	Percent	2021	Amount	Percent	2020
Personnel costs	$2,401	$66	3%	$2,335	$643	38%	$1,692
Outside data processing and other services	610	(240)	(28)	850	466	121	384
Equipment	269	21	8	248	68	38	180
Net occupancy	246	(31)	(11)	277	119	75	158
Marketing	91	2	2	89	51	134	38
Professional services	77	(36)	(32)	113	58	105	55
Deposit and other insurance expense	67	16	31	51	19	59	32
Amortization of intangibles	53	5	10	48	7	17	41
Lease financing equipment depreciation	45	4	10	41	40	NM	1
Other noninterest expense	342	19	6	323	109	51	214
Total noninterest expense	$4,201	$(174)	(4)%	$4,375	$1,580	57%	$2,795
Number of employees (average FTE)	19,920	1,478	8%	18,442	2,864	18%	15,578
Impacts of acquisition-related expenses:

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Personnel costs	$8	$177	$—
Outside data processing and other services	41	303	—
Equipment	5	16	—
Net occupancy	32	82	—
Marketing	—	5	—
Professional services	4	57	—
Deposit and other insurance expense	1	—	—
Other noninterest expense	4	61	—
Total noninterest expense adjustments	$95	$701	$—
Noninterest expense was $4.2 billion, a decrease of $174 million, or 4%, from the prior year, primarily reflecting a $606 million decrease in acquisition-related expenses and execution of cost reduction initiatives, partially offset by the full-period impact of the TCF acquisition. Outside data processing and other services decreased $240 million, or 28%, professional services expense decreased $36 million, or 32%, and net occupancy decreased $31 million, or 11%, all primarily reflecting decreases in acquisition-related expenses and execution of cost reduction initiatives, partially offset by the full-period impact of the TCF acquisition. Partially offsetting these decreases, personnel costs increased $66 million, or 3%, primarily due to the impact of the full-period impact of the TCF acquisition, the impact from the addition of Capstone Partners, and other merit increases, partially offset by a decrease in acquisition-related expenses. Equipment expense increased $21 million, or 8%, primarily reflecting timing of technology equipment purchases and amortization and the full-period impact of the TCF acquisition, partially offset by reductions to the post-conversion cost structure. Other noninterest expenses increased $19 million, or 6%, primarily due to Capstone Partners expenses attributable to revenue activity, an increase in travel expenses as travel resumes a more normalized level following the COVID-19 pandemic, and the full-period impact of the TCF acquisition, partially offset by a decrease in acquisition-related expenses. All other increases were primarily a result of the full-period impact of the TCF acquisition, partially offset by cost reduction initiatives.
2022 Form 10-K 51

Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 18 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
The provision for income taxes was $515 million for 2022, compared with $294 million in 2021. The effective tax rates for 2022 and 2021 were 18.6% and 18.5%, respectively. Both years included the benefits from general business credits, capital losses, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects.
The net federal deferred tax asset was $437 million, and the net state deferred tax asset was $97 million at December 31, 2022. As of December 31, 2022 and 2021 there was no valuation allowance on federal deferred taxes. In 2022, a $3 million decrease in the provision for state income taxes, net of federal tax effect, was recorded for the portion of state deferred tax assets that are not more likely than not to be realized, compared to an increase of $7 million, net of federal tax effect, in 2021.
RISK MANAGEMENT AND CAPITAL
Risk Governance
Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. Controls include, among other, effective segregation of duties, access management, and authorization and reconciliation procedures, as well as staff education and a disciplined assessment process.
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
52 Huntington Bancshares Incorporated

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
Further, through our Human Resources and Compensation Committee, our Board seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, equity deferrals, recoupment provisions, and the right to terminate compensation plans at any time.
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
Huntington classifies/aggregates risk into seven risk pillars. Huntington recognizes that risks can be interrelated or embedded within each other, and therefore managing across risk pillars is a key component of the framework. The following defines the Company’s risk pillars:
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
2022 Form 10-K 53

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
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 4 - "Investment Securities and Other Securities" of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps and floors, swaption collars, forward contracts, and forward starting interest rate swaps are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal. (See Note 1 - "Significant Accounting Policies" of the Notes to Consolidated Financial Statements.)
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
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. Authority to grant commitments sits with the independent credit administration function, with limited exceptions, and is closely monitored and regularly updated. Concentration risk is managed through limits on loan type, industry, and loan quality factors. We focus predominantly on extending credit to consumer and commercial customers with existing or expandable relationships within our primary banking markets, although we will consider lending opportunities outside our primary markets if we believe the associated risks are acceptable and aligned with strategic initiatives. Although we offer a broad set of products, we continue to develop new lending products and opportunities. Each of these new products and opportunities goes through a rigorous development and approval process prior to implementation to ensure our overall objective of maintaining an aggregate moderate-to-low risk portfolio profile.
54 Huntington Bancshares Incorporated

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
Loan and Lease Credit Exposure Mix
At December 31, 2022, our loans and leases totaled $119.5 billion, representing a $8.3 billion, or 7%, increase compared to $111.3 billion at December 31, 2021.
Total commercial loans and leases were $67.0 billion at December 31, 2022 and represented 56% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified by product type, customer size, and geography, and is comprised of the following (see Commercial Credit discussion):
C&I – C&I loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. C&I loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, healthcare, technology & telecom, finance and insurance, etc.) and/or lending disciplines (equipment finance, distribution finance, asset-based lending, etc.), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value-added expertise to these specialty customers.
CRE – The CRE portfolio includes both CRE commercial and CRE construction loans. CRE commercial loans are loans to developers and institutional sponsors supporting income-producing or for-sale commercial real estate properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property. For loans secured by real estate, appropriate appraisals are obtained at origination and updated on an as needed basis in compliance with regulatory requirements and our credit policies. CRE construction loans are loans to developers, companies, or individuals used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our CRE construction portfolio primarily consists of multi-family, retail, office, and warehouse project types. Generally, these loans are for construction projects that have been pre-sold or pre-leased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.
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
Total consumer loans were $52.5 billion at December 31, 2022 and represented 44% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity lines-of-credit, residential mortgages, and RV and marine finance (see Consumer Credit discussion).
2022 Form 10-K 55

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
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 18% of the total exposure, with no individual state representing more than 6%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
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
RV and marine – RV and marine loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 35 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 26% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consists of consumer loans not secured by real estate, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.
The table below provides the composition of our total loan and lease portfolio:

Table 7 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2022		2021
Commercial:
Commercial and industrial	$45,127	38%	$41,688	37%
Commercial real estate	16,634	14	14,961	14
Lease financing	5,252	4	5,000	4
Total commercial	67,013	56	61,649	55
Consumer:
Residential mortgage	22,226	19	19,256	17
Automobile	13,154	11	13,434	12
Home equity	10,375	9	10,550	9
RV and marine	5,376	4	5,058	5
Other consumer	1,379	1	1,320	2
Total consumer	52,510	44	49,618	45
Total loans and leases	$119,523	100%	$111,267	100%
56 Huntington Bancshares Incorporated

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
The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2021 are consistent with the portfolio growth metrics.

Table 8 - Loan and Lease Portfolio by Industry Type	At December 31,
(dollar amounts in millions)	2022		2021
Commercial loans and leases:
Real estate and rental and leasing	$16,310	14%	$14,287	13%
Retail trade (1)	9,894	8	6,709	6
Manufacturing	7,809	7	7,401	7
Finance and insurance	5,005	4	4,595	4
Health care and social assistance	4,293	4	4,733	4
Wholesale Trade	3,922	3	4,067	4
Accommodation and food services	3,335	3	3,778	3
Transportation and warehousing	3,246	3	3,096	3
Other services	2,097	2	2,119	2
Professional, scientific, and technical services	1,899	2	1,975	2
Construction	1,757	1	1,980	2
Arts, entertainment, and recreation	1,424	1	1,495	1
Admin./Support/Waste Mgmt. and Remediation Services	1,370	1	1,285	1
Utilities	1,298	1	932	1
Information	1,167	1	870	1
Public administration	667	1	713	1
Educational services	513	—	657	—
Agriculture, forestry, fishing, and hunting	455	—	453	—
Mining, quarrying, and oil and gas extraction	196	—	358	—
Management of companies and enterprises	127	—	130	—
Unclassified/other	229	—	16	—
Total commercial loans and leases by industry category	67,013	56%	61,649	55%
Residential mortgage	22,226	19	19,256	17
Automobile	13,154	11	13,434	12
Home Equity	10,375	9	10,550	9
RV and marine	5,376	4	5,058	5
Other consumer loans	1,379	1	1,320	2
Total loans and leases	$119,523	100%	$111,267	100%
(1)    Amounts include $2.3 billion and $1.5 billion of auto dealer services loans at December 31, 2022 and December 31, 2021, respectively.
2022 Form 10-K 57

Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. We require the signature approval of both the appropriate line of business leaders and independent credit executives. The risk rating, credit exposure amount, and complexity of the credit determines the threshold for approval. Credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority, with the exception of small business loans. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities in which we operate. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan.
In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD. This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the specific type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro-portfolio management analysis. We review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio. A centralized portfolio management function monitors and reports on the performance of the entire commercial portfolio, including small business loans, to provide consistent oversight.
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
58 Huntington Bancshares Incorporated

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
CRE PORTFOLIO
We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 120% of required interest and principal payments, and (3) if the commercial real estate is non-owner occupied, require that pre-leasing generate break-even interest-only debt service. We actively monitor project-type concentrations and both geographic and project-type performance metrics of all CRE loan types, with a focus on loans identified as higher risk based on the risk rating methodology. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.
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
Appraisal values are obtained in conjunction with all originations and renewals, and on an as-needed basis, in compliance with regulatory requirements and to ensure appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. Appraisals are obtained from approved vendors and are reviewed by an internal appraisal review group comprised of certified appraisers to ensure the quality of the valuation used in the underwriting process. We continue to perform on-going portfolio level reviews within the CRE portfolio. These reviews generate action plans based on occupancy levels or leasing revenues associated with the projects being reviewed. This highly individualized process requires working closely with all of our borrowers, as well as an in-depth knowledge of CRE project lending and the market environment.
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
2022 Form 10-K 59

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
60 Huntington Bancshares Incorporated

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
Credit quality performance in 2022 reflected NCOs of $121 million, or 0.11% of average total loans and leases, a decrease from $215 million or 0.22% in the prior year. The decrease was driven by a $145 million decrease in Commercial NCOs, partially offset by a $51 million increase in Consumer NCOs. NPAs decreased by $156 million, or 21%, to $594 million, primarily driven by decreases in commercial and industrial and lease financing NALs.
NPAs and NALs
NPAs consist of (1) NALs, which represent loans and leases no longer accruing interest, (2) OREO properties, and (3) other NPAs. Any loan or lease in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. Also, when a borrower with discharged non-reaffirmed debt in a Chapter 7 bankruptcy is identified and the loan or lease is determined to be collateral dependent, the loan is placed on nonaccrual status.
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $398 million of commercial related NALs at December 31, 2022, $270 million, or 68%, represent loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due, and if not fully charged-off are placed on non-accrual.
When loans and leases are placed on nonaccrual, any accrued interest is reversed against interest income. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
2022 Form 10-K 61

The following table reflects period-end NALs and NPAs detail:

Table 9 - Nonaccrual Loans and Leases and Nonperforming Assets
	At December 31,
(dollar amounts in millions)	2022	2021
Nonaccrual loans and leases (NALs):
Commercial and industrial	$288	$370
Commercial real estate	92	104
Lease financing	18	48
Residential mortgage	90	111
Automobile	4	3
Home equity	76	79
RV and marine	1	1
Total nonaccrual loans and leases	569	716
Other real estate, net:
Residential	11	8
Commercial	—	1
Total other real estate, net	11	9
Other NPAs (1)	14	25
Total nonperforming assets	$594	$750
Nonaccrual loans and leases as a % of total loans and leases	0.48%	0.64%
NPA ratio (2)	0.50	0.67
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
The baseline scenario used for the 2022 fourth quarter assumes the weaker pace of job growth in 2023 will cause the unemployment rate to gradually increase to 4.1% by the end of 2023. The overnight federal funds rate is forecasted to continue to increase, hitting a terminal rate of approximately 4.6% in the second quarter of 2023 as the Federal Reserve continues to address the elevated inflation levels. The expectation is that the Federal Reserve would start to cut rates late in 2023 and throughout 2024 although monetary policy remains restrictive until the end of 2025 when the federal funds rate returns to its neutral rate. Inflation is forecast to drop from an average of 8.1% in 2022 to 2.4% in 2024 as a result of Federal Reserve’s actions, a reduction in U.S supply chain stress, below potential GDP growth, declines in global energy prices and moderating nominal wage growth.
62 Huntington Bancshares Incorporated

The table below is intended to show how the forecasted path of unemployment and GDP has changed since the end of 2021:

Table 10 - Forecasted Key Macroeconomic Variables
	2021	2022		2023
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2021	4.5%	3.7%	3.5%	3.5%	3.5%
4Q 2022	N/A	N/A	3.7	3.9	4.1

Gross Domestic Product (1)
4Q 2021	6.6%	3.6%	2.5%	2.9%	2.8%
4Q 2022	N/A	N/A	(0.1)	0.4	2.0
(1)Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including geopolitical instability and current inflation levels, considering multiple macroeconomic forecasts that reflected a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact of the current inflation levels and attempts to lower inflation through Federal Reserve rate actions will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2022 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
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
2022 Form 10-K 63

The table below reflects the allocation of our ALLL among our various loan and lease categories and the reported ACL:

Table 11 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At December 31,
	2022			2021
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$890	42%	38%	$832	41%	37%
Commercial real estate	482	23	14	586	29	14
Lease financing	52	2	4	44	2	4
Total commercial	1,424	67	56	1,462	72	55
Consumer
Residential mortgage	187	8	19	145	8	17
Automobile	141	7	11	108	5	12
Home equity	105	5	9	88	4	9
RV and marine	143	7	4	105	5	5
Other consumer	121	6	1	122	6	2
Total consumer	697	33	44	568	28	45
Total ALLL	2,121	100%	100%	2,030	100%	100%
AULC	150			77
Total ACL	$2,271			$2,107
Total ALLL as % of:
Total loans and leases	1.77%			1.82%
Nonaccrual loans and leases	373			284
NPAs	357			271
Total ACL as % of:
Total loans and leases	1.90%			1.89%
Nonaccrual loans and leases	400			294
NPAs	382			281
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At December 31, 2022, the ACL was $2.3 billion, or 1.90%, of total loans and leases, compared to $2.1 billion, or 1.89%, at December 31, 2021. The increase in the total ACL was primarily driven by loan and lease growth, but also recognizes the increased near-term recessionary risks at the end of 2022.
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
Commercial loans and leases are either charged-off or written down to net realizable value by 90-days past due with the exception of administrative small ticket lease delinquencies. Automobile loans, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process.
64 Huntington Bancshares Incorporated

The following table reflects NCO detail:

Table 12 - Net Loan and Lease Charge-offs
(dollar amounts in millions)	Year Ended December 31,
	2022	2021	2020
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$(2)	$99	$287
Commercial real estate	8	17	43
Lease financing	9	44	12
Total commercial	15	160	342
Consumer:
Residential mortgage	(2)	(1)	3
Automobile	6	(6)	33
Home equity	(5)	(5)	6
RV and marine	8	5	12
Other consumer	99	62	53
Total consumer	106	55	107
Total net charge-offs	$121	$215	$449
Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	—%	0.27%	0.91%
Commercial real estate	0.05	0.14	0.61
Lease financing	0.18	1.18	0.54
Total commercial	0.03	0.31	0.84
Consumer:
Residential mortgage	(0.01)	—	0.03
Automobile	0.05	(0.05)	0.26
Home equity	(0.05)	(0.05)	0.07
RV and marine	0.15	0.10	0.31
Other consumer	7.55	5.56	4.84
Total consumer	0.21	0.12	0.28
Net charge-offs as a % of average loans	0.11%	0.22%	0.57%
NCOs decreased $94 million, or 44%, to $121 million in 2022 compared to 2021. NCOs for the commercial portfolios showed significant improvement, with net charge-offs of 0.03% in 2022 compared to 0.31% in 2021, primarily attributable to a reduction in NCOs in the C&I portfolio. Consumer charge-offs were higher in 2022 compared to 2021, primarily due to an increase in the other consumer portfolio.
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
2022 Form 10-K 65

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

Table 13 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-100	+100	+200
December 31, 2022	-2.0	2.0	4.0
December 31, 2021	-4.2	4.6	8.9
The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual “ramp” -100, +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next twelve months.
The NII at Risk shows that the balance sheet is asset sensitive at both December 31, 2022 and December 31, 2021. The change in sensitivity is primarily driven by changes in forecasted market interest rate expectations, and the mix of the balance sheet.

Table 14 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-100	+100	+200
December 31, 2022	5.9	-8.0	-17.3
December 31, 2021	-4.6	-1.5	-5.6
The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -100, +100 and +200 basis point parallel “shock” scenarios.
The change in sensitivity from December 31, 2021 was driven primarily by increases in the yield curve shortening the duration of liabilities, change in deposit mix, and hedging throughout the year.
66 Huntington Bancshares Incorporated

As of December 31, 2022, Huntington had outstanding LIBOR-based instruments that mature after June 30, 2023, including loan and lease exposures totaling approximately $19 billion, notional derivative exposure totaling approximately $37 billion, securities of approximately $1 billion, and long-term debt of $347 million. To address the discontinuance of LIBOR in its current form, we established a LIBOR transition team and project plan under the oversight of the CRO and CFO, providing periodic updates to the ROC. Contract remediation efforts coordinated by the LIBOR transition team are scheduled for completion by June 2023. Source systems have been updated to support alternative reference rates. At this time alternative reference rates are predominantly SOFR based. As such, we have developed a SOFR-enabled interest rate risk monitoring framework and a strategy for managing interest rate risk during the transition from LIBOR to SOFR. We continue to monitor market developments and regulatory updates. For a discussion of the risks associated with the LIBOR transition to alternative reference rates, refer to "Item 1A: Risk Factors.”
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
Table 15 shows all swap, swaption collar and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 20 “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements.
2022 Form 10-K 67

The following tables present additional information about the interest rate swaps, swaption collars, and floors used in Huntington’s asset and liability management activities.

Table 15 - Weighted-Average Maturity, Receive Rate and SOFR/LIBOR Reset Rate on Asset Liability Management Instruments
	At December 31, 2022
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$7,875	1.41	$(390)	1.21%	4.20%
Receive Fixed - Pay SOFR	8,700	3.55	(351)	2.57	3.90
Pay Fixed - Receive 1 month LIBOR (1)	8,024	3.89	834	0.93	4.37
Pay Fixed - Receive SOFR	366	7.02	49	1.46	3.82
Receive Fixed - Pay SOFR - forward starting (2)	2,950	4.91	(109)	2.64	—
Pay Fixed - Receive 1 month LIBOR - forward starting (3)	91	7.31	12	1.62	—
Pay Fixed - Receive SOFR - forward starting (1)(4)	1,926	6.17	85	2.17	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	1.85	(60)	2.01	4.25
Receive Fixed - Pay SOFR	6,299	4.91	(201)	3.16	3.36
Purchased swaption collars
Purchased Interest Rate Swaption Collars (5)	4,800	0.27	(6)	2.87 / 4.05
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (6)	174	3.58	$—	4.33	4.31
Pay Fed Fund - Receive SOFR (economic hedges) (6)	1	12.81	—	4.35	4.33
Total swap portfolio (7)	$42,636		$(137)

	At December 31, 2021
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
Asset conversion swaps
Receive Fixed - Pay 1 month LIBOR	$10,775	1.88	$58	1.38%	0.11%
Pay Fixed - Receive 1 month LIBOR (1)	1,625	8.83	34	1.08	0.10
Pay Fixed - Receive SOFR	67	7.98	—	1.32	—
Pay Fixed - Receive 1 month LIBOR - forward starting (8)	6,500	3.97	78	0.90	—
Pay Fixed - Receive SOFR - forward starting (8)	36	7.32	—	1.29	—
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,928	2.16	54	2.13	0.10
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (6)	230	3.66	$—	0.08	0.06
Pay Fed Fund - Receive SOFR (economic hedges) (6)	41	0.98	—	0.05	0.08
Total swap portfolio	$21,202		$224

	At December 31, 2021
	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Floor Strike	Weighted-Average Reset Rate
(dollar amounts in millions)
Interest rate floors
Purchased Interest Rate Floors - 1 month LIBOR	$375	0.06	$2	1.93%	0.10%
Total floors portfolio	$375		$2
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from January 2023 to July 2024.
(3)Forward starting swaps effective starting from January 2023 to February 2023
(4)Forward starting swaps effective starting from January 2023 to October 2027.
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

68 Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to Consolidated Financial Statements.)
At December 31, 2022, we had a total of $494 million of capitalized MSRs representing the right to service $32.4 billion in mortgage loans.
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
Liquidity Risk
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. The goal of liquidity management is to ensure adequate, stable, reliable, and cost-effective sources of funds to satisfy changes in loan and lease demand, unexpected levels of deposit withdrawals, investment opportunities, and other contractual obligations. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We mitigate liquidity risk by maintaining liquid assets in the form of cash, deposits at the Federal Reserve Bank, and investment securities. In addition, we maintain a large, stable core deposit base and a diversified base of readily available wholesale funding sources, including advances from the FHLB through pledged borrowing capacity, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. The Board of Directors approves the liquidity strategy and furthermore reviews the acceptable level of liquidity risk, policy, and procedures established by senior management. The ALCO is appointed by the ROC to oversee liquidity risk management and the establishment of liquidity risk policies and limits. Liquidity Risk is managed centrally by Corporate Treasury. Our liquidity position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months, and identifying sources and uses of funds. The overall management of our liquidity position is also integrated into consumer and commercial pricing policies to ensure a stable core deposit base. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.
Our primary source of liquidity is our core deposit base. Core deposits comprised approximately 96% of total deposits at December 31, 2022. We also have available unused wholesale sources of liquidity. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $13.1 billion as of December 31, 2022.
2022 Form 10-K 69

The treasury department also maintains a contingency funding plan that provides for liquidity stress testing, which assesses the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress scenario. An example of an institution specific event would be a downgrade in our public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The contingency funding plan outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
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
The weighted average yield by maturity of the investment securities portfolio is presented on the following table:

Table 16 - Investment Securities Weighted Average Yield by Maturity
	At December 31, 2022
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollar amounts in millions)	Yield (1)	Yield (1)	Yield (1)	Yield (1)	Yield (1)
Available-for-sale securities:
U.S. Treasury	4.64%	4.15%	—%	—%	4.62%
Federal agencies:
Residential CMO	—	—	—	2.69	2.69
Residential MBS	—	—	1.57	2.16	2.16
Commercial MBS	—	—	—	2.82	2.82
Other agencies	—	1.81	2.59	4.93	3.51
Total U.S. Treasury, Federal agency, and other agency securities	4.64	2.01	2.41	2.34	2.35
Municipal securities	4.52	4.67	4.10	4.05	4.34
Private-label CMO	—	0.22	2.14	2.68	2.50
Asset-backed securities	5.25	1.90	1.67	2.62	3.02
Corporate debt	2.77	2.02	2.20	—	2.25
Other securities/Sovereign debt	1.64	0.80	—	—	0.96
Total available-for-sale securities	4.64%	3.54%	3.02%	2.40%	2.61%

Held-to-maturity securities:
Federal agencies:
Residential CMO	—%	—%	2.56%	2.44%	2.45%
Residential MBS	—	—	—	2.51	2.51
Commercial MBS	—	—	2.77	2.52	2.52
Other agencies	—	2.49	2.35	2.60	2.51
Total Federal agencies and other agencies	—	2.49	2.60	2.49	2.49
Municipal securities	—	—	—	2.63	2.63
Total held-to-maturity securities	—%	2.49%	2.60%	2.49%	2.49%
(1)Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.
70 Huntington Bancshares Incorporated

Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At December 31, 2022, these core deposits funded 78% of total assets (119% of total loans). Other sources of liquidity include non-core deposits, FHLB advances, wholesale debt instruments, and securitizations. Demand deposit overdrafts that have been reclassified as loan balances were $25 million and $29 million at December 31, 2022 and December 31, 2021, respectively.
The following table reflects deposit composition detail:

Table 17 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2022		2021
By Type:
Demand deposits—noninterest-bearing	$38,242	26%	$43,236	30%
Demand deposits—interest-bearing	43,136	29	39,837	28
Money market deposits	36,082	24	32,522	23
Savings and other domestic deposits	20,357	14	21,088	15
Core certificates of deposit (1)	4,324	3	2,740	2
Total core deposits:	142,141	96	139,423	98
Other domestic deposits of $250,000 or more	220	—	359	—
Negotiable CDs, brokered and other deposits	5,553	4	3,481	2
Total deposits	$147,914	100%	$143,263	100%
Total core deposits:
Commercial	$64,107	45%	$61,521	44%
Consumer	78,034	55	77,902	56
Total core deposits	$142,141	100%	$139,423	100%
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

Table 18 - Uninsured deposits
	At December 31,
(dollar amounts in millions)	2022	2021
Uninsured deposits (1)	$47,283	$48,869
(1)Uninsured deposits were determined by adjusting the amounts reported in the Bank Call Report by internal deposits to arrive at consolidated Huntington Bancshares Incorporated.

	At December 31, 2022
(dollar amounts in millions)	3 months or less	3 months to 6 months	6 months to 12 months	12 months or more	Total
Portion of U.S. time deposits in excess of insurance limit	$107	$67	$115	$173	$462
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding, asset securitization or sale. Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding for both the Bank and parent company totaled $17.5 billion at December 31, 2022, compared to $11.3 billion at December 31, 2021. The increase from the prior year-end is primarily due to increases in senior debt, brokered funds, and FHLB borrowings.
The Bank may issue long-term debt pursuant to an authorization from the Bank’s board of directors that allows for the periodic issuance of senior and/or subordinated debt securities with fixed or floating interest rates. The aggregate principal amount of the debt securities available for issuance is capped by the board authorization and is reviewed periodically for adjustment.
2022 Form 10-K 71

The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Bank Discount Window and the FHLB were $90.0 billion at December 31, 2022.
At December 31, 2022, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
The following table reflects the composition and maturities of the loan and lease portfolio:

Table 19 - Maturity Schedule of Loans and leases
	At December 31, 2022
(dollar amounts in millions)	One Year or Less	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial and industrial	$12,443	$26,186	$5,789	$709	$45,127
Commercial real estate	3,251	10,433	2,898	52	16,634
Lease financing	447	3,721	832	252	5,252
Total commercial	16,141	40,340	9,519	1,013	67,013
Consumer:
Residential mortgage	11	88	1,947	20,180	22,226
Automobile	167	7,961	4,992	34	13,154
Home equity	195	361	2,229	7,590	10,375
RV and marine	2	102	2,994	2,278	5,376
Other consumer	350	831	154	44	1,379
Total consumer	725	9,343	12,316	30,126	52,510
Total loans and leases	$16,866	$49,683	$21,835	$31,139	$119,523
Percent of total	14%	42%	18%	26%	100%
The following table reflects the loans and leases due after one year:

Table 20 - Loans and leases due after one year
	Interest rate
(dollar amounts in millions)	Fixed	Floating or Adjustable
Commercial:
Commercial and industrial	$9,781	$22,903
Commercial real estate	1,128	12,255
Lease financing	4,579	226
Total commercial	15,488	35,384
Consumer:
Residential mortgage	10,137	12,078
Automobile	12,987	—
Home equity	2,562	7,618
RV and marine finance	5,374	—
Other consumer	459	570
Total consumer	31,519	20,266
Total loans and leases	$47,007	$55,650
72 Huntington Bancshares Incorporated

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
The parent company had $3.5 billion and $2.8 billion, at December 31, 2022 and December 31, 2021, in cash and cash equivalents, respectively.
On January 18, 2023, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on April 3, 2023, to shareholders of record on March 20, 2023. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on January 18, 2023, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G, and Series H Preferred Stock dividend payable on April 17, 2023 to shareholders of record on April 1, 2023. On December 8, 2022, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on March 1, 2023 to shareholders of record on February 15, 2023. Based on the current quarterly dividends declared, total cash demands required for Series B, Series E, Series F, Series G, Series H and Series I Preferred Stock are expected to be approximately $29 million per quarter.
During 2022, the Bank paid preferred and common dividends to the parent company of $45 million and $1.5 billion, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic shelf registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by the Huntington’s Board of Directors.
At December 31, 2022, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, caps and floors, swaption collars, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
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
2022 Form 10-K 73

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
Contractual obligations, including off-balance sheet arrangements are properly considered in our liquidity risk management process. At December 31, 2022, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

Table 21 - Contractual Obligations (1)
	At December 31, 2022
(dollar amounts in millions)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$142,684	$—	$—	$—	$142,684
Certificates of deposit and other time deposits	2,411	2,734	85	—	5,230
Short-term borrowings	2,027	—	—	—	2,027
Long-term debt (2)	1,035	3,733	589	4,645	10,002
Operating lease obligations	70	125	79	262	536
Purchase commitments	164	188	66	70	488
(1)Amounts do not include associated interest payments.
(2)Maturities are based upon the par value.
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
74 Huntington Bancshares Incorporated

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
2022 Form 10-K 75

Table 22 - Capital Under Current Regulatory Standards (Basel III)
	At December 31,
(dollar amounts in millions)	2022	2021
CET1 risk-based capital ratio:
Total shareholders’ equity	$17,731	$19,297
Regulatory capital adjustments:
CECL transitional amount (1)	328	437
Shareholders’ preferred equity and related surplus	(2,177)	(2,177)
Accumulated other comprehensive loss	3,098	230
Goodwill and other intangible assets, net of taxes	(5,663)	(5,484)
Deferred tax assets that arise from tax loss and credit carryforwards	(27)	(54)
CET1 capital	13,290	12,249
Additional tier 1 capital
Shareholders’ preferred equity and related surplus	2,177	2,177
Tier 1 capital	15,467	14,426
Long-term debt and other tier 2 qualifying instruments	1,424	1,539
Qualifying allowance for loan and lease losses	1,682	1,281
Tier 2 capital	3,106	2,820
Total risk-based capital	$18,573	$17,246
RWA	$141,940	$131,266
CET1 risk-based capital ratio	9.36%	9.33%
Other regulatory capital data:
Tier 1 risk-based capital ratio	10.90	10.99
Total risk-based capital ratio	13.09	13.14
Tier 1 leverage ratio	8.60	8.56
(1)Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital until January 1, 2022 pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2022, we have phased in 25% of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter 2025.

Table 23 - Capital Adequacy—Non-Regulatory (Non-GAAP)
(dollar amounts in millions)	At December 31,
	2022	2021
Consolidated capital calculations:
Total shareholders’ equity	$17,731	$19,297
Goodwill and other intangible assets	(5,766)	(5,591)
Deferred tax liability on other intangible assets (1)	41	51
Total tangible equity (2)	12,006	13,757
Preferred equity	(2,167)	(2,167)
Total tangible common equity (2)	$9,839	$11,590
Total assets	$182,906	$174,064
Goodwill and other intangible assets	(5,766)	(5,591)
Deferred tax liability on other intangible assets (1)	41	51
Total tangible assets (2)	$177,181	$168,524
Tangible equity / tangible asset ratio (2)	6.78%	8.16%
Tangible common equity / tangible asset ratio (2)	5.55	6.88
Tangible common equity / RWA ratio (2)	6.93	8.83
(1)Deferred tax liability related to other intangible assets is calculated at a 21% tax rate.
(2)Tangible equity, tangible common equity, and tangible assets, as well as ratios utilizing these financial measures are non-GAAP financial measures. See Non-GAAP Financial Measures in the Additional Disclosures section.
76 Huntington Bancshares Incorporated

The following table presents certain regulatory capital data at the consolidated and Bank level:

Table 24 - Regulatory Capital Data (1)
		Basel III
(dollar amounts in millions)		At December 31,
		2022	2021
Total risk-weighted assets	Consolidated	$141,940	$131,266
	Bank	141,571	130,597
CET1 risk-based capital	Consolidated	13,290	12,249
	Bank	14,133	13,261
Tier 1 risk-based capital	Consolidated	15,467	14,426
	Bank	15,334	14,445
Tier 2 risk-based capital	Consolidated	3,106	2,821
	Bank	2,313	1,982
Total risk-based capital	Consolidated	18,573	17,246
	Bank	17,647	16,427
CET1 risk-based capital ratio	Consolidated	9.36%	9.33%
	Bank	9.98	10.15
Tier 1 risk-based capital ratio	Consolidated	10.90	10.99
	Bank	10.83	11.06
Total risk-based capital ratio	Consolidated	13.09	13.14
	Bank	12.47	12.58
Tier 1 leverage ratio	Consolidated	8.60	8.56
	Bank	8.54	8.60
(1)    Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital until January 1, 2022 pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2022, we have phased in 25% of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter 2025.
At December 31, 2022, we, at both the consolidated and Bank level, maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. The increase in the consolidated CET1 risk-based capital ratio compared to the prior year, was primarily driven by current period earnings, partially offset by dividends and growth in risk-weighted assets.
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
Shareholders’ equity totaled $17.7 billion at December 31, 2022, a decrease of $1.6 billion, or 8%, when compared with December 31, 2021. The decrease was primarily driven by the higher rate environment causing an increase in accumulated other comprehensive loss, partially offset by earnings, net of dividends.
Huntington is authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. On April 5, 2022, Huntington submitted its 2022 Capital Plan to the Federal Reserve for supervisory review. By notice dated August 4, 2022, the Federal Reserve informed Huntington that its final SCB requirement associated with its 2022 Capital Plan is 3.3%, effective for the period of October 1, 2022 through September 20, 2023. As of December 31, 2022, Huntington’s SCB requirement was 3.3%.
2022 Form 10-K 77

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
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs.
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
To align with our strategic priorities, in the second quarter of 2023, we plan to complete an organizational realignment to consolidate three of our current major business segments, consisting of Consumer and Business Banking, Vehicle Finance, and RBHPCG, into one new major business segment called Consumer & Regional Banking. This will result in two major business segments, Consumer & Regional Banking and Commercial Banking.
Business segment results are determined based upon our management practices, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.
For a discussion of business segment trends for 2021 versus 2020, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Business Segment Discussion included in our 2021 Form 10-K, filed with the SEC on February 18, 2022.
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
78 Huntington Bancshares Incorporated

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
Net Income (Loss) by Business Segment
Net income (loss) by business segment for the past three years is presented in the following table:

Table 25 - Net Income by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Commercial Banking	$1,143	$798	$78
Consumer and Business Banking	789	308	270
Vehicle Finance	191	319	120
RBHPCG	106	55	85
Treasury / Other	9	(185)	264
Net income	$2,238	$1,295	$817

Commercial Banking

Table 26 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2021		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2022	2021	Amount	Percent	2020
Net interest income	$1,879	$1,284	$595	46%	$903
Provision for credit losses	28	4	24	NM	626
Noninterest income	670	523	147	28	364
Noninterest expense	1,061	791	270	34	542
Provision for income taxes	307	212	95	45	21
Income attributable to non-controlling interest	10	2	8	NM	—
Net income attributable to Huntington Bancshares Inc	$1,143	$798	$345	43%	$78
Number of employees (average FTE)	2,134	1,754	380	22%	1,276
Total average assets	$59,962	$44,427	$15,535	35	$35,490
Total average loans/leases	52,275	38,092	14,183	37	27,234
Total average deposits	35,551	29,351	6,200	21	23,321
Net interest margin	3.42%	3.15%	0.27%	9	3.04%
NCOs	$2	$119	$(117)	(98)	$302
NCOs as a % of average loans and leases	—%	0.31%	(0.31)%	NM	1.11%
2022 Form 10-K 79

Commercial Banking reported net income of $1.1 billion in 2022, an increase of $345 million, or 43%, compared to the year ago period. Segment net interest income increased $595 million, or 46%, primarily due to an increase in average loans and leases, reflecting the impact of the TCF acquisition and continued organic loan and lease growth, and a 27-basis point increase in NIM, driven by the higher rate environment resulting in an increase in spreads. The provision for credit losses increased $24 million due to a combination of loan and lease growth in 2022 and a reduction in ACL coverage ratios over the course of 2021, as there was more clarity around the economic impacts of COVID-19. Noninterest income increased $147 million, or 28%, reflecting the impact of the TCF acquisition in addition to an increase in capital markets fees, primarily due to higher advisory fees supported by the impact of the Capstone Partners acquisition, loan syndication fees, foreign exchange fees, and interest rate derivatives fees. Noninterest expense increased $270 million, or 34%, primarily reflecting the impact of the TCF and Capstone Partners acquisitions, which led to higher personnel costs and allocated overhead.

Consumer and Business Banking

Table 27 - Key Performance Indicators for Consumer and Business Banking
	Year Ended December 31,		Change from 2021		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2022	2021	Amount	Percent	2020
Net interest income	$2,577	$1,667	$910	55%	$1,436
Provision for credit losses	161	91	70	77	265
Noninterest income	1,017	1,045	(28)	(3)	945
Noninterest expense	2,434	2,231	203	9	1,774
Provision for income taxes	210	82	128	NM	72
Net income	$789	$308	$481	NM	$270
Number of employees (average FTE)	10,573	9,211	1,362	15%	7,908
Total average assets	$38,374	$36,617	$1,757	5	$28,853
Total average loans/leases	32,123	31,436	687	2	25,453
Total average deposits	94,071	81,289	12,782	16	56,960
Net interest margin	2.71%	2.02%	0.69%	34	2.48%
NCOs	$106	$96	$10	10	$102
NCOs as a % of average loans and leases	0.33%	0.31%	0.02%	6	0.40%
Consumer and Business Banking reported net income of $789 million in 2022, an increase of $481 million, compared to the year ago period. Segment net interest income increased $910 million, or 55%, primarily due to a 69 basis point increase in NIM driven by the higher rate environment and an increase in average assets reflecting the impact of the TCF acquisition, partially offset by a decrease in accelerated PPP loan fees recognized upon forgiveness payments from the SBA. The provision for credit losses increased $70 million, or 77%, primarily due to an increase in loan growth and uncertainty in the near-term recessionary risks. Noninterest income decreased $28 million, or 3%, primarily due to lower mortgage banking income reflecting lower salable volume and secondary marketing spreads, partially offset by the impact of the TCF acquisition and an increase in gain on sale of loans, primarily due to sales of SBA loans during the first through third quarters of 2022. Noninterest expense increased $203 million, or 9%, primarily due to the impact of the TCF acquisition largely driven by higher personnel expense reflecting an increase in the number of FTE employees and allocated overhead.
80 Huntington Bancshares Incorporated

Vehicle Finance

Table 28 - Key Performance Indicators for Vehicle Finance
	Year Ended December 31,		Change from 2021		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2022	2021	Amount	Percent	2020
Net interest income	$477	$468	$9	2%	$430
Provision (benefit) for credit losses	83	(86)	169	NM	146
Noninterest income	13	13	—	—	9
Noninterest expense	165	163	2	1	141
Provision for income taxes	51	85	(34)	(40)	32
Net income	$191	$319	$(128)	(40)%	$120
Number of employees (average FTE)	272	262	10	4%	266
Total average assets	$21,306	$19,787	$1,519	8	$19,760
Total average loans/leases	21,558	20,028	1,530	8	19,939
Total average deposits	1,242	1,161	81	7	653
Net interest margin	2.21%	2.33%	(0.12)%	(5)	2.15%
NCOs	$13	$(1)	$14	NM	$45
NCOs as a % of average loans and leases	0.06%	—%	0.06%	100	0.23%
Vehicle Finance reported net income of $191 million in 2022, a decrease of $128 million, or 40%, compared to the year ago period. Segment net interest income increased $9 million or 2%, primarily due to an increase in average earning assets, partially offset by a 12 basis point decrease in the NIM. The provision for credit losses increased $169 million, primarily due to reserve releases in 2021 as the economic environment was improving, contrasted with reserve builds in 2022 that recognize the increased near-term recessionary risks.

Regional Banking and The Huntington Private Client Group

Table 29 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Year Ended December 31,		Change from 2021		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2022	2021	Amount	Percent	2020
Net interest income	$232	$159	$73	46%	$160
Provision for credit losses	17	16	1	6	11
Noninterest income	239	227	12	5	201
Noninterest expense	320	300	20	7	243
Provision for income taxes	28	15	13	87	22
Net income	$106	$55	$51	93%	$85
Number of employees (average FTE)	1,110	1,071	39	4%	1,018
Total average assets	$9,304	$7,496	$1,808	24	$6,845
Total average loans/leases	9,016	7,199	1,817	25	6,574
Total average deposits	9,375	8,187	1,188	15	6,531
Net interest margin	2.39%	1.90%	0.49%	26	2.36%
NCOs	$—	$—	$—	—	$—
NCOs as a % of average loans and leases	(0.01)%	—%	(0.01)%	NM	0.01%
Total assets under management (in billions)—eop	$21.7	$25.2	$(3.5)	(14)	$19.8
Total trust assets (in billions)—eop	142.4	135.7	6.7	5	123.0
eop—End of Period.
2022 Form 10-K 81

RBHPCG reported net income of $106 million in 2022, an increase of $51 million, or 93%, compared to the year ago period. Segment net interest income increased $73 million, or 46%, primarily due to an increase in average earning assets and a 49 basis point increase in NIM, largely driven by higher benefit in deposit spreads. Average loans and leases increased $1.8 billion, or 25%, due to growth in both commercial and residential real estate mortgages, and the impact of the TCF acquisition. Average deposits increased $1.2 billion, or 15%, primarily related to the acquired TCF deposit portfolio. Noninterest income increased $12 million, or 5%, reflecting higher sales production and the impact of the TCF acquisition. Total assets under management decreased 14% due to equity and bond market declines, partially offset by strong sales. Noninterest expense increased $20 million, or 7%, primarily due to an increase in personnel expense impacted by the TCF acquisition and impacts of strategic initiative investments.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including mark-to-market of interest rate caps, as applicable), and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages; instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; the impact of pandemics, including the COVID-19 pandemic and related variants and mutations, and their impact on the global economy and financial market conditions and our business, results of operations, and financial condition; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital and credit markets; movements in interest rates; transition away from LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect the future results of Huntington.
82 Huntington Bancshares Incorporated

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
Risk Factors
More information on risk is discussed in the Risk Factors section included in Item 1A: “Risk Factors” of this report. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report, as well as the “Regulatory Matters” section included in Item 1: Business of this report.
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
2022 Form 10-K 83

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
Allowance for Credit Losses
Our ACL at December 31, 2022 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
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
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around OPEC oil supply cuts being more severe than anticipated and the Russian invasion of Ukraine worsening and lasting longer than the baseline scenario. The worsening inflationary pressures cause the Federal Reserve to raise interest rates more than in the baseline scenario to a peak of 5% by mid-2023. The combination of the worsening invasion, higher oil prices, rising inflation and the Federal Reserve’s response collectively cause the stock market to drop further and the economy falls into a recession in the first quarter of 2023. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 7.7% and 6.6% at the end of 2023 and 2024, respectively. This forecast reflects unemployment rates that are approximately 3.6% and 2.7% higher than baseline scenario projections of 4.1% and 3.9%, respectively for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at December 31, 2022, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1 billion at December 31, 2022. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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
84 Huntington Bancshares Incorporated

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
Fair Value Measurement
Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. A majority of assets and liabilities measured on a recurring basis are based on quoted market prices or market prices for similar instruments. Assets and liabilities measured at fair value on a non-recurring basis or that result in a Level 3 measurement in the fair value hierarchy, inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values, and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.
While all non-recurring and Level 3 fair value measurements inherently have a significant level of estimation uncertainty, the following items are those most likely to have a material impact on our financial statements:
•Acquired Loans and Leases - When Huntington acquires loans and leases through an acquisition those loans are recorded at fair value on the acquisition date. This requires significant assumptions to be made about credit quality, likelihood of prepayment and current market conditions for similar loans. These assumptions form the basis for establishing discount rates and projecting future cash flows used to estimate the acquired loans fair value. Management generally will utilize a third-party specialist when these valuations are significant and as a result will perform various sensitivity analysis to determine the significance of specific inputs into the valuation.
•Direct Purchase Municipal Securities - Huntington holds certain municipal securities purchased directly from the issuer in non-public offerings. As a result, these securities use unobservable inputs to estimate fair value each period. Management utilizes a third-party valuation specialist to assist in determining certain assumptions used in the valuation and projecting future cash flows used to estimate fair value of the securities. Management reviews the valuations including understanding how sensitive the valuation is to specific inputs.
The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 19 - “Fair Value of Assets and Liabilities” of the Notes to Consolidated Financial Statements.
2022 Form 10-K 85

Goodwill
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
Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value.
Based on our annual impairment analysis of goodwill as of October 1, it was determined that the fair value of each reporting unit was in excess of its respective carrying value as of October 1, 2022; therefore goodwill is considered not impaired. Huntington additionally performs sensitivity analyses around discount rate assumptions utilized in order to assess the reasonableness of the rates, and the resulting estimated fair values. As of October 1, 2022, a 100 basis point increase in discount rates would reduce estimated entity level fair value by approximately $2 billion and would not result in any impairment, as each reporting unit’s fair value would still exceed its carrying value.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2022 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
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
86 Huntington Bancshares Incorporated

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2022, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Zachary Wasserman – Senior Executive Vice President and Chief Financial Officer
February 17, 2023

2022 Form 10-K 87

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of January 1, 2020.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
88 Huntington Bancshares Incorporated

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

Valuation of the General Reserve of the Allowance for Credit Losses
As described in Notes 1 and 6 to the consolidated financial statements, management’s estimate of the allowance for credit losses of $2.3 billion as of December 31, 2022 includes a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to the Company’s structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the Company’s loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons, and internal review functions.

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
PricewaterhouseCoopers LLP
Columbus, Ohio
February 17, 2023
We have served as the Company’s auditor since 2015.
2022 Form 10-K 89

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	At December 31,
(dollar amounts in millions)	2022	2021
Assets
Cash and due from banks	$1,796	$1,811
Interest-bearing deposits at Federal Reserve Bank	4,908	3,711
Interest-bearing deposits in banks	214	392
Trading account securities	19	46
Available-for-sale securities	23,423	28,460
Held-to-maturity securities	17,052	12,447
Other securities	854	648
Loans held for sale (includes $520 and $1,270 respectively, measured at fair value)(1)	529	1,676
Loans and leases (includes $185 and $171 respectively, measured at fair value)(1)	119,523	111,267
Allowance for loan and lease losses	(2,121)	(2,030)
Net loans and leases	117,402	109,237
Bank owned life insurance	2,753	2,765
Accrued income and other receivables	1,573	1,319
Premises and equipment	1,156	1,164
Goodwill	5,571	5,349
Servicing rights and other intangible assets	712	611
Other assets	4,944	4,428
Total assets	$182,906	$174,064
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$38,242	$43,236
Interest-bearing	109,672	100,027
Total deposits	147,914	143,263
Short-term borrowings	2,027	334
Long-term debt	9,686	7,108
Other liabilities	5,510	4,041
Total liabilities	165,137	154,746
Commitments and Contingent Liabilities (Note 22)
Shareholders’ equity
Preferred stock	2,167	2,167
Common stock	14	14
Capital surplus	15,309	15,222
Less treasury shares, at cost	(80)	(79)
Accumulated other comprehensive (loss) gain	(3,098)	(229)
Retained earnings	3,419	2,202
Total Huntington Bancshares Inc shareholders’ equity	17,731	19,297
Non-controlling interest	38	21
Total equity	17,769	19,318
Total liabilities and shareholders’ equity	$182,906	$174,064
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,443,068,036	1,437,742,172
Treasury shares outstanding	6,322,052	6,298,288
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	557,500	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 19 “Fair Values of Assets and Liabilities.”
See Notes to Consolidated Financial Statements
90 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share data, share amounts in thousands)	2022	2021	2020
Interest and fee income:
Loans and leases	$4,816	$3,636	$3,085
Available-for-sale securities
Taxable	576	261	237
Tax-exempt	74	56	61
Held-to-maturity securities-taxable	351	174	215
Other securities-taxable	27	10	6
Other interest income	125	54	43
Total interest income	5,969	4,191	3,647
Interest expense
Deposits	363	45	197
Short-term borrowings	46	1	13
Long-term debt	287	43	213
Total interest expense	696	89	423
Net interest income	5,273	4,102	3,224
Provision for credit losses	289	25	1,048
Net interest income after provision for credit losses	4,984	4,077	2,176
Service charges on deposit accounts	384	372	301
Card and payment processing income	374	334	248
Capital markets fees	252	151	125
Trust and investment management services	249	232	189
Mortgage banking income	144	309	366
Leasing revenue	126	99	21
Insurance income	117	105	97
Gain on sale of loans	57	9	42
Bank owned life insurance income	56	69	64
Net gains (losses) on sales of securities	—	9	(1)
Other noninterest income	222	200	139
Total noninterest income	1,981	1,889	1,591
Personnel costs	2,401	2,335	1,692
Outside data processing and other services	610	850	384
Equipment	269	248	180
Net occupancy	246	277	158
Marketing	91	89	38
Professional services	77	113	55
Deposit and other insurance expense	67	51	32
Amortization of intangibles	53	48	41
Lease financing equipment depreciation	45	41	1
Other noninterest expense	342	323	214
Total noninterest expense	4,201	4,375	2,795
Income before income taxes	2,764	1,591	972
Provision for income taxes	515	294	155
Income after income taxes	2,249	1,297	817
Income attributable to non-controlling interest	11	2	—
Net income attributable to Huntington Bancshares Inc	2,238	1,295	817
Dividends on preferred shares	113	131	100
Impact of preferred stock redemption	—	11	—
Net income applicable to common shares	$2,125	$1,153	$717
Average common shares—basic	1,441,279	1,262,435	1,017,117
Average common shares—diluted	1,465,220	1,286,733	1,032,683
Per common share:
Net income—basic	$1.47	$0.91	$0.71
Net income—diluted	1.45	0.90	0.69

See Notes to Consolidated Financial Statements
2022 Form 10-K 91

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Net income attributable to Huntington Bancshares Inc	$2,238	$1,295	$817
Other comprehensive income, net of tax:
Net unrealized (losses) gains on available-for-sale securities	(2,849)	(341)	216
Net impact of hedges on available-for-sale securities	665	87	2
Change in fair value of cash flow hedges on loans	(695)	(192)	232
Translations adjustments, net of hedges	(5)	(3)	—
Change in accumulated unrealized gains (losses) for pension and other post-retirement obligations	15	28	(2)
Other comprehensive (loss) income, net of tax	(2,869)	(421)	448
Comprehensive (loss) income attributable to Huntington Bancshares	(631)	874	1,265
Comprehensive income attributed to non-controlling interest	11	2	—
Comprehensive (loss) income	$(620)	$876	$1,265
See Notes to Consolidated Financial Statements
92 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock					AOCI			Non-controlling
(dollar amounts in millions, except per share data, share amounts in thousands)				Capital	Treasury Stock			Retained			Total
	Amount	Shares	Amount	Surplus	Shares	Amount		Earnings	Total	Interest	Equity
Year Ended December 31, 2022
Balance, beginning of year	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								2,238	2,238	11	2,249
Other comprehensive (loss) income, net of tax							(2,869)		(2,869)		(2,869)
Cash dividends declared:
Common ($0.62 per share)								(908)	(908)		(908)
Preferred								(113)	(113)		(113)
Recognition of the fair value of share-based compensation				105					105		105
Other share-based compensation activity		5,350		(19)					(19)		(19)
Other				1	(24)	(1)			—	6	6
Balance, end of year	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769

	Preferred Stock	Common Stock					AOCI			Non-controlling
(dollar amounts in millions, except per share data, share amounts in thousands)				Capital	Treasury Stock			Retained			Total
	Amount	Shares	Amount	Surplus	Shares	Amount		Earnings	Total	Interest	Equity
Year Ended December 31, 2021
Balance, beginning of year	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								1,295	1,295	2	1,297
Other comprehensive (loss) income, net of tax							(421)		(421)		(421)
TCF Financial Corp Acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I Preferred Stock	175			10					185		185
Non-controlling interest acquired										22	22
Net proceeds from issuance of Series H Preferred Stock	486								486		486
Redemption of preferred stock	(685)			(4)				(11)	(700)		(700)
Repurchases of common stock		(43,139)	—	(650)					(650)		(650)
Cash dividends declared:
Common ($0.605 per share)								(826)	(826)		(826)
Preferred								(131)	(131)		(131)
Recognition of the fair value of share-based compensation				129					129		129
Other share-based compensation activity		6,750	(1)	(37)				—	(38)		(38)
Other				—	(1,236)	17		(3)	14	(3)	11
Balance, end of year	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318

2022 Form 10-K 93

	Preferred Stock	Common Stock					AOCI			Non-controlling
(dollar amounts in millions, except per share data, share amounts in thousands)				Capital	Treasury Stock			Retained			Total
	Amount	Shares	Amount	Surplus	Shares	Amount		Earnings	Total	Interest	Equity
Year Ended December 31, 2020
Balance, beginning of year	$1,203	1,024,541	$10	$8,806	(4,537)	$(56)	$(256)	$2,088	$11,795	$—	$11,795
Cumulative-effect of change in accounting principle, net of tax								(306)	(306)		(306)
Net income								817	817	—	817
Other comprehensive income, net of tax							448		448		448
Net proceeds from issuance of Preferred Stock	988								988		988
Repurchases of common stock		(7,504)	—	(92)					(92)		(92)
Cash dividends declared:
Common ($0.60 per share)								(621)	(621)		(621)
Preferred								(100)	(100)		(100)
Recognition of the fair value of share-based compensation				77					77		77
Other share-based compensation activity		5,372	—	(9)				—	(9)		(9)
Other		(151)	—	(1)	(525)	(3)		—	(4)		(4)
Balance, end of year	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
See Notes to Consolidated Financial Statements
94 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Operating activities
Net income	$2,249	$1,297	$817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	289	25	1,048
Depreciation and amortization	484	391	367
Share-based compensation expense	105	129	77
Deferred income tax expense (benefit)	319	(76)	(93)
Net change in:
Trading account securities	27	16	37
Loans held for sale	675	(56)	(534)
Other assets	(1,156)	366	(1,077)
Other liabilities	1,024	27	683
Other, net	11	(57)	(2)
Net cash provided by operating activities	4,027	2,062	1,323
Investing activities
Change in interest bearing deposits in banks	332	716	(81)
Net cash (paid) received from business acquisition	(223)	466	—
Proceeds from:
Maturities and calls of available-for-sale securities	4,053	7,275	5,697
Maturities and calls of held-to-maturity securities	2,803	4,151	3,042
Maturities and calls of other securities	832	—	—
Sales of available-for-sale securities	—	5,892	392
Purchases of available-for-sale securities	(7,107)	(19,936)	(11,104)
Purchases of held-to-maturity securities	(3,229)	(4,777)	—
Purchases of other securities	(1,080)	(126)	(68)
Net proceeds from sales of portfolio loans and leases	995	517	1,113
Principal payments received under direct finance and sales-type leases	1,882	1,055	704
Net loan and lease activity, excluding sales and purchases	(10,169)	3,303	(6,844)
Purchases of premises and equipment	(214)	(247)	(119)
Purchases of loans and leases	(610)	(1,197)	(1,506)
Net accrued income and other receivables activity	(66)	(653)	—
Net cash paid for branch disposition	—	(618)	—
Other, net	192	217	135
Net cash used in investing activities	(11,609)	(3,962)	(8,639)
Financing activities
Increase in deposits	4,651	6,501	16,601
Increase (decrease) in short-term borrowings	2,161	(1,245)	(2,373)
Net proceeds from issuance of long-term debt	11,004	775	1,386
Maturity/redemption of long-term debt	(8,017)	(3,404)	(3,052)
Dividends paid on preferred stock	(113)	(138)	(84)
Dividends paid on common stock	(897)	(750)	(614)
Repurchases of common stock	—	(650)	(92)
Payment to repurchase preferred stock	—	(700)	—
Net proceeds from issuance of preferred stock	—	486	988
Other, net	(25)	(48)	(19)
Net cash provided by financing activities	8,764	827	12,741
Increase (decrease) in cash and cash equivalents	1,182	(1,073)	5,425
Cash and cash equivalents at beginning of period	5,522	6,595	1,170
Cash and cash equivalents at end of period	$6,704	$5,522	$6,595

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Supplemental disclosures:
Interest paid	$627	$185	$453
Income taxes (refunded) paid	(109)	269	81
Non-cash activities
Loans transferred to held-for-sale from portfolio	748	872	1,139
Loans transferred to portfolio from held-for-sale	126	102	53
Transfer of securities from available-for-sale to held-to-maturity	4,225	3,007	2,842
Business Combination (1)
(1)    In the year ended 2021, the TCF acquisition included fair value of tangible assets acquired of $46.3 billion, goodwill and other intangible assets of $3.5 billion, liabilities assumed $42.6 billion, preferred stock of $185 million, and common stock of $7.0 billion.

See Notes to Consolidated Financial Statements
95 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Notes to Consolidated Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, recreational vehicle and marine financing, investment banking, capital markets, and advisory services, equipment financing, distribution finance (formerly referred to as inventory finance), investment management, trust services, brokerage services, insurance products and services, and other financial products and services. Huntington’s full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in other states.
Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances are eliminated in consolidation. Entities in which Huntington holds a controlling financial interest are consolidated. For a voting interest entity, a controlling financial interest is generally where Huntington holds, directly or indirectly, more than 50 percent of the outstanding voting shares. For a VIE, a controlling financial interest is where Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by minority shareholders and non-controlling profit or loss (included in income attributable to non-controlling interest) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Investments in non-marketable equity securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method adjusted for impairment and other changes in observable prices. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and Huntington’s earnings in equity investments are included in other noninterest income. Investments accounted for under the cost and equity methods are periodically evaluated for impairment.
Effective in the 2022, a new classification within the Consolidated Balance Sheet of accrued income and other receivables was established comprised of activity that was previously classified as loans and leases (other consumer loans and leases) and other assets. All prior period amounts and all related metrics have been reclassified to conform to the current presentation.
Use of Estimates —The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of management in determining the amount of its allowance for credit losses, income taxes, as well as fair value measurements of investment securities, derivative instruments, goodwill, other intangible assets, pension assets and liabilities, short-term borrowings, mortgage servicing rights, and loans held for sale. As with any estimate, actual results could differ from those estimates.
Cash and cash equivalents —For statements of cash flows purposes, cash and cash equivalents are defined as the sum of cash and due from banks and interest-bearing deposits at Federal Reserve Bank.
2022 Form 10-K 96

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
Non-marketable equity securities include stock held for membership and regulatory purposes, such as FHLB stock and Federal Reserve Bank stock. These securities are accounted for at cost, evaluated for impairment, and are included in other securities. Other securities also include mutual funds and other marketable equity securities. These securities are carried at fair value, with changes in fair value recognized in other noninterest income.
Loans and Leases — Loans for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, except loans for which the fair value option has been elected, are carried at the principal amount outstanding, net of charge-offs, unamortized deferred loan origination fees and costs, premiums and discounts, and unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, and any initial direct costs incurred to originate these leases. Renewal options for leases are at the option of the lessee and are typically not included in the measurement of the lease receivable as they are not considered reasonably certain of exercise. Purchase options are typically at fair value, and as such those options are not considered in the measurement of lease receivables or in lease classification. Interest income is accrued as earned using the interest method. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at premiums and/or discounts to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs over the contractual lives of the related loans using the effective interest method.
Troubled debt restructurings are loans for which the original contractual terms have been modified to provide a concession to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Modifications resulting in troubled debt restructurings may include changes to one or more terms of the loan, including, but not limited to, an interest rate concession, an extension of the repayment period, a reduction in payment amount, and partial forgiveness or deferment of principal or accrued interest.
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
97 Huntington Bancshares Incorporated

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
All classes within the commercial loan and lease portfolio are placed on nonaccrual status at 90-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due, and if not fully charged-off are placed on non-accrual. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency.
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
Management monitors several factors to evaluate a borrower’s financial condition and their ability to make principal and interest payments. When, in management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, supported by sustained repayment history, the loan is returned to accrual status. For loans that are returned to accrual status, cash receipts are applied according to the contractual terms of the loan.
Collateral-dependent Loans — Certain commercial and consumer loans for which repayment is expected to be provided substantially through the operation or sale of the loan collateral are considered to be collateral-dependent.
Allowance for Credit Losses — Huntington performs an ACL evaluation on its loan and lease portfolio, held-to-maturity securities as well as on available-for-sale securities. The ACL on loan and lease portfolio and held-to-maturity securities are provided through an expected loss methodology referred to as CECL methodology. The ACL on AFS securities is provided when a credit loss is deemed to have occurred for securities which Huntington does not intend to sell or is not required to sell. The CECL methodology also applies to credit exposures on off-balance-sheet loan commitments, financial guarantees not accounted for as insurance, including standby letters of credit, and other similar instruments not recognized as derivative financial instruments.
On January 1, 2020, Huntington adopted ASC Topic 326 using the modified retrospective method for all financial assets in scope of the standard. Upon adoption, Huntington recorded an increase to the ACL of $393 million and a corresponding decrease to retained earnings of $306 million, net of tax.
2022 Form 10-K 98

Loans - The ACL is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount Huntington expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by utilizing models dependent upon loan risk characteristics and economic parameters. Commercial loan risk characteristics include but are not limited to risk ratings, industry type and maturity type. Consumer loan risk characteristics include but are not limited to FICO scores, LTV, and loan vintages. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. Huntington’s reasonable and supportable forecast period reverts to a historical norm based on inputs within approximately two to three years. The reversion period is dependent on the state of the economy at the beginning of the forecast. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in the micro- and macroeconomic environments. The contractual terms of financial assets are adjusted for expected prepayments and any extensions outside of Huntington’s control.
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
Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Huntington has identified its portfolio classes as disclosed in Note 5 - “Loans and Leases.”
In addition to the transactional reserve described above, Huntington also maintains a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to Huntington’s structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons and internal review functions.
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
99 Huntington Bancshares Incorporated

AFS Securities - Huntington evaluates its available-for-sale investment securities portfolio on a quarterly basis for indicators of impairment. Huntington assesses whether an impairment has occurred when the fair value of a debt security is less than the amortized cost at the balance sheet date. Management reviews the amount of unrealized loss, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. For those debt securities that Huntington intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is considered to be impaired and is recognized in provision for credit losses. For those debt securities that Huntington does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through an allowance in provision for credit losses while the noncredit portion is recognized in OCI. In determining the credit portion, Huntington uses a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. Non-credit-related impairment results from other factors, including increased liquidity spreads and higher interest rates.
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
Commercial loans and leases are generally either charged-off or written down to net realizable value at 90-days past due. Automobile, RV and marine, and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.
Collateral — Huntington pledges assets as collateral as required for various transactions including security repurchase agreements, public deposits, loan notes, derivative financial instruments, short-term borrowings, and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on the Consolidated Balance Sheets.
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
2022 Form 10-K 100

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
Derivative Financial Instruments — A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and swaption collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements.
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
101 Huntington Bancshares Incorporated

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
2022 Form 10-K 102

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
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers is broadly segregated as follows:
•Service charges on deposit accounts include fees and other charges Huntington receives to provide various services, including, but not limited to, maintaining an account with a customer, providing overdraft services, wire transfer, transferring funds, and accepting and executing stop-payment orders. The consideration includes both fixed (e.g., account maintenance fee) and transaction fees (e.g., wire-transfer fee). The fixed fee is recognized over a period of time while the transaction fee is recognized when a specific service (e.g., execution of wire-transfer) is rendered to the customer. Huntington may, from time to time, waive certain fees (e.g., NSF fee) for customers but generally does not reduce the transaction price to reflect variability for
103 Huntington Bancshares Incorporated

future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.
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
•Capital markets fees includes advisory fees, interest rate derivative fees, underwriting fees, foreign exchange fees and loan syndication fees. We recognize these fees when the related transaction closes.
•Trust and investment management services includes fee income generated from personal, corporate, and institutional customers. Huntington also provides investment management services, cash management services and tax reporting to customers. Services are rendered over a period of time, over which revenue is recognized. Huntington may also recognize revenue from referring a customer to outside third-parties including mutual fund companies that pay distribution (12b-1) fees and other expenses. 12b-1 fees are recognized in the period earned, this is generally upon initial placement into the fund and at specified future dates as long as the customer remains invested in the fund.
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
•Other noninterest income includes a variety of other revenue streams including miscellaneous consumer fees, marketing allowance revenue, and leasing revenue (including income from operating lease payments, other lease revenue, gain and losses on sales-type leases and sales of leased equipment). Revenue is recognized when, or as, the performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.
Control is transferred to a customer either at a point in time or over time. A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. To determine when control is transferred at a point in time, Huntington considers indicators, including, but not limited to, the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer.
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
2022 Form 10-K 104

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
•Huntington did not elect to reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category.

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
•Huntington adopted the standard effective January 1, 2023, using the modified retrospective method the impact of the adoption on the Consolidated Financial Statements was not material.

105 Huntington Bancshares Incorporated

3. BUSINESS COMBINATIONS
Capstone Partners
On June 15, 2022, Huntington acquired Capstone Partners, a leading middle market investment bank and advisory firm dedicated to servicing middle market companies throughout their full business lifecycle. The acquisition resulted in $192 million of goodwill, allocated to the Commercial segment, which approximates total consideration. The goodwill recognized is deductible for tax purposes. As of December 31, 2022, management completed its review of information relating to events or circumstances existing at the acquisition date.
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
The acquisition of TCF constituted a business combination. We recorded the estimate of fair value based on initial valuations available at June 9, 2021, the acquisition date. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature. As of December 31, 2021, management completed its review of information relating to events or circumstances existing at the acquisition date.
2022 Form 10-K 106

The following table provides the allocation of consideration paid for the fair value of assets acquired and liabilities and equity assumed from TCF as of June 9, 2021.

	TCF
(dollar amounts in millions)	UPB	Fair Value
Assets acquired:
Cash and due from banks		$466
Interest-bearing deposits at Federal Reserve Bank		719
Interest-bearing deposits in banks		312
Available-for-sale securities		8,900
Other securities		358
Loans held for sale		363
Loans and leases:
Commercial:
Commercial and industrial	$12,726	12,441
Commercial real estate	8,125	7,869
Lease financing	2,929	2,912
Total commercial	23,780	23,222
Consumer:
Residential mortgage	6,267	6,273
Automobile	322	317
Home equity	2,644	2,607
RV and marine	581	570
Other consumer	179	167
Total consumer	9,993	9,934
Total loans and leases	$33,773	33,156
Bank owned life insurance		181
Premises and equipment		360
Core deposit intangible		92
Other intangible assets		6
Servicing rights		59
Servicing rights and other intangible assets		157
Other assets		1,441
Total assets acquired		46,413
Liabilities and equity assumed:
Deposits		38,663
Short-term borrowings		1,306
Long-term debt		1,516
Other liabilities		1,082
Total liabilities		42,567
Non-controlling interest		22
Net assets acquired		$3,824

Consideration:
Fair value of common stock issued		$6,998
Fair value of preferred stock exchange		185
Total consideration		7,183
Goodwill		$3,359
In connection with the acquisition, the Company recorded approximately $3.4 billion of goodwill. The goodwill was the result of expected synergies, operational efficiencies, and other factors. Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 8 “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements.
107 Huntington Bancshares Incorporated

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
Premises and equipment: The fair values of premises are based on a market approach, with Huntington obtaining third-party appraisals and broker opinions of value for land, office, and branch space.
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
2022 Form 10-K 108

Huntington's operating results for the years ended December 31, 2022 and December 31, 2021 include the operating results of the acquired assets and assumed liabilities of TCF Financial Corporation subsequent to the acquisition on June 9, 2021. Due to the conversions of TCF systems occurring throughout 2021, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former TCF operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
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
109 Huntington Bancshares Incorporated

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities. The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category.

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2022
Available-for-sale securities:
U.S. Treasury	$103	$—	$—	$103
Federal agencies:
Residential CMO	3,336	—	(422)	2,914
Residential MBS	14,349	4	(2,090)	12,263
Commercial MBS	2,565	—	(612)	1,953
Other agencies	190	1	(9)	182
Total U.S. Treasury, federal agency, and other agency securities	20,543	5	(3,133)	17,415
Municipal securities	3,527	1	(238)	3,290
Private-label CMO	146	—	(18)	128
Asset-backed securities	416	—	(44)	372
Corporate debt	2,467	132	(385)	2,214
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$27,103	$138	$(3,818)	$23,423

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,970	$4	$(714)	$4,260
Residential MBS	10,295	—	(1,375)	8,920
Commercial MBS	1,652	—	(204)	1,448
Other agencies	133	—	(9)	124
Total federal agency and other agency securities	17,050	4	(2,302)	14,752
Municipal securities	2	—	—	2
Total held-to-maturity securities	$17,052	$4	$(2,302)	$14,754

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$312	$—	$—	$312
Federal Reserve Bank stock	500	—	—	500
Equity securities	10	—	—	10
Other securities, at fair value
Mutual funds	31	—	—	31
Equity securities	1	—	—	1
Total other securities	$854	$—	$—	$854
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At December 31, 2022, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $64 million and $39 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $849 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2022 Form 10-K 110

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)	Gross Gains	Gross Losses	Fair Value
At December 31, 2021
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
111 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At December 31,
	2022		2021
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$518	$511	$377	$374
After 1 year through 5 years	2,182	2,033	1,888	1,880
After 5 years through 10 years	3,106	2,814	3,166	3,180
After 10 years	21,297	18,065	23,075	23,026
Total available-for-sale securities	$27,103	$23,423	$28,506	$28,460

Held-to-maturity securities:
Under 1 year	$—	$—	$2	$2
After 1 year through 5 years	72	68	162	164
After 5 years through 10 years	71	66	44	45
After 10 years	16,909	14,620	12,239	12,278
Total held-to-maturity securities	$17,052	$14,754	$12,447	$12,489
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,096	$(224)	$818	$(198)	$2,914	$(422)
Residential MBS	2,455	(286)	9,490	(1,804)	11,945	(2,090)
Commercial MBS	1,090	(249)	863	(363)	1,953	(612)
Other agencies	40	(1)	56	(8)	96	(9)
Total federal agency and other agency securities	5,681	(760)	11,227	(2,373)	16,908	(3,133)
Municipal securities	2,298	(174)	807	(64)	3,105	(238)
Private-label CMO	64	(13)	43	(5)	107	(18)
Asset-backed securities	174	(10)	199	(34)	373	(44)
Corporate debt	727	(105)	1,487	(280)	2,214	(385)
Total temporarily impaired available-for-sale securities	$8,944	$(1,062)	$13,763	$(2,756)	$22,707	$(3,818)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,702	$(238)	$2,283	$(476)	$3,985	$(714)
Residential MBS	4,151	(462)	4,711	(913)	8,862	(1,375)
Commercial MBS	1,201	(154)	247	(50)	1,448	(204)
Other agencies	124	(9)	—	—	124	(9)
Total federal agency and other agency securities	7,178	(863)	7,241	(1,439)	14,419	(2,302)
Total temporarily impaired held-to-maturity securities	$7,178	$(863)	$7,241	$(1,439)	$14,419	$(2,302)
2022 Form 10-K 112

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2021
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,925	$(40)	$—	$—	$2,925	$(40)
Residential MBS	13,491	(160)	—	—	13,491	(160)
Commercial MBS	1,251	(38)	—	—	1,251	(38)
Other agencies	140	(1)	—	—	140	(1)
Total federal agency and other agency securities	17,807	(239)	—	—	17,807	(239)
Municipal securities	859	(22)	319	(11)	1,178	(33)
Private-label CMO	78	(1)	—	—	78	(1)
Asset-backed securities	237	(4)	—	—	237	(4)
Corporate debt	1,766	(38)	—	—	1,766	(38)
Total temporarily impaired available-for-sale securities	$20,747	$(304)	$319	$(11)	$21,066	$(315)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,453	$(20)	$—	$—	$1,453	$(20)
Residential MBS	5,837	(59)	—	—	5,837	(59)
Commercial MBS	318	(5)	—	—	318	(5)
Total federal agency and other agency securities	7,608	(84)	—	—	7,608	(84)
Total temporarily impaired held-to-maturity securities	$7,608	$(84)	$—	$—	$7,608	$(84)
During 2022 and 2021, Huntington transferred $4.2 billion and $3.0 billion, respectively, of securities from the AFS portfolio to the HTM portfolio. At the time of the transfers, AOCI included $58 million of net unrealized losses and $2 million of unrealized gains, respectively, attributed to these securities. The gain or loss will be amortized into interest income over the remaining life of the securities.
At December 31, 2022 and December 31, 2021, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $26.9 billion and $21.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either December 31, 2022 or December 31, 2021. At December 31, 2022, all HTM debt securities are considered AAA rated. In addition, there were no HTM debt securities considered past due at December 31, 2022.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of December 31, 2022, Huntington has concluded that except for one municipal bond classified as an AFS debt security for which a charge-off of $4 million was recognized during 2022, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to securities as of December 31, 2022 or December 31, 2021.
113 Huntington Bancshares Incorporated

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

	At December 31,
(dollar amounts in millions)	2022	2021
Commercial loan and lease portfolio:
Commercial and industrial	$45,127	$41,688
Commercial real estate	16,634	14,961
Lease financing	5,252	5,000
Total commercial loan and lease portfolio	67,013	61,649
Consumer loan portfolio:
Residential mortgage	22,226	19,256
Automobile	13,154	13,434
Home equity	10,375	10,550
RV and marine	5,376	5,058
Other consumer	1,379	1,320
Total consumer loan portfolio	52,510	49,618
Total loans and leases (1)(2)	119,523	111,267
Allowance for loan and lease losses	(2,121)	(2,030)
Net loans and leases	$117,402	$109,237
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net premium (discount) of $3 million and $(111) million at December 31, 2022 and 2021, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at December 31, 2022, was $274 million and $186 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2021, was $148 million and $150 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Condensed Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

	At December 31,
(dollar amounts in millions)	2022	2021
Lease payments receivable	$4,916	$4,620
Estimated residual value of leased assets	788	774
Gross investment in lease financing receivables	5,704	5,394
Deferred origination costs	46	36
Deferred fees, unearned income and other	(498)	(430)
Total lease financing receivables	$5,252	$5,000
The carrying value of residual values guaranteed was $466 million and $473 million as of December 31, 2022 and December 31, 2021, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at December 31, 2022, totaled $4.9 billion and were due as follows: $834 million in 2023, $781 million in 2024, $749 million in 2025, $725 million in 2026, $730 million in 2027, and $1.1 billion thereafter. Interest income recognized for these types of leases was $249 million, $193 million, and $106 million for the years 2022, 2021, and 2020, respectively.
2022 Form 10-K 114

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class.

	At December 31, 2022		At December 31, 2021
(dollar amounts in millions)	Nonaccrual loans with no ACL	Total nonaccrual loans	Nonaccrual loans with no ACL	Total nonaccrual loans
Commercial and industrial	$49	$288	$81	$370
Commercial real estate	63	92	80	104
Lease financing	—	18	3	48
Residential mortgage	—	90	—	111
Automobile	—	4	—	3
Home Equity	—	76	—	79
RV and marine	—	1	—	1
Total nonaccrual loans and leases	$112	$569	$164	$716
The total amount of interest recorded to interest income for NAL loans was $23 million, $10 million, and $6 million in 2022, 2021, and 2020, respectively.
The following tables present an aging analysis of loans and leases, by class.

	At December 31, 2022
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$53	$19	$108	$180	$44,947	$—	$45,127	$23	(2)
Commercial real estate	2	1	9	12	16,622	—	16,634	—
Lease financing	36	18	10	64	5,188	—	5,252	9	(3)
Residential mortgage	246	69	199	514	21,528	184	22,226	146	(4)
Automobile	88	20	11	119	13,035	—	13,154	9
Home equity	56	30	66	152	10,222	1	10,375	15
RV and marine	15	5	3	23	5,353	—	5,376	3
Other consumer	13	3	3	19	1,360	—	1,379	2
Total loans and leases	$509	$165	$409	$1,083	$118,255	$185	$119,523	$207

	At December 31, 2021
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$72	$69	$107	$248	$41,440	$—	$41,688	$13	(2)
Commercial real estate	9	1	9	19	14,942	—	14,961	—
Lease financing	39	13	17	69	4,931	—	5,000	11	(3)
Residential mortgage	151	49	233	433	18,653	170	19,256	157	(4)
Automobile	79	18	8	105	13,329	—	13,434	6
Home equity	48	35	76	159	10,390	1	10,550	17
RV and marine	14	4	3	21	5,037	—	5,058	3
Other consumer	13	2	3	18	1,302	—	1,320	3
Total loans and leases	$425	$191	$456	$1,072	$110,024	$171	$111,267	$210

(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include PPP and other SBA loans and leases.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
115 Huntington Bancshares Incorporated

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
For all classes within the consumer loan portfolios, borrower credit bureau scores are monitored as an indicator of credit quality. A credit bureau score is a credit score developed by FICO based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
2022 Form 10-K 116

The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator.

	At December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$16,480	$6,597	$3,279	$2,040	$1,068	$1,163	$12,077	$3	$42,707
OLEM	108	139	72	21	49	26	112	—	527
Substandard	364	181	189	212	141	255	550	—	1,892
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial and industrial	$16,952	$6,917	$3,540	$2,273	$1,258	$1,445	$12,739	$3	$45,127
Commercial real estate
Credit Quality Indicator (1):
Pass	$5,634	$3,260	$1,616	$1,728	$917	$1,044	$1,502	$—	$15,701
OLEM	61	53	1	43	6	9	—	—	173
Substandard	235	118	105	75	85	140	2	—	760
Total Commercial real estate	$5,930	$3,431	$1,722	$1,846	$1,008	$1,193	$1,504	$—	$16,634
Lease financing
Credit Quality Indicator (1):
Pass	$1,930	$1,291	$952	$447	$186	$143	$—	$—	$4,949
OLEM	32	9	15	18	6	3	—	—	83
Substandard	65	37	74	24	9	11	—	—	220
Total Lease financing	$2,027	$1,337	$1,041	$489	$201	$157	$—	$—	$5,252
Residential mortgage
Credit Quality Indicator (2):
750+	$3,666	$6,274	$3,566	$846	$469	$2,070	$—	$—	$16,891
650-749	1,394	1,172	617	211	137	777	—	—	4,308
<650	49	68	61	95	90	480	—	—	843
Total Residential mortgage	$5,109	$7,514	$4,244	$1,152	$696	$3,327	$—	$—	$22,042
Automobile
Credit Quality Indicator (2):
750+	$2,770	$2,212	$1,243	$777	$289	$98	$—	$—	$7,389
650-749	1,944	1,508	683	367	162	52	—	—	4,716
<650	307	352	173	115	67	35	—	—	1,049
Total Automobile	$5,021	$4,072	$2,099	$1,259	$518	$185	$—	$—	$13,154
Home Equity
Credit Quality Indicator (2):
750+	$463	$573	$611	$23	$20	$301	$4,787	$252	$7,030
650-749	131	88	68	9	8	122	2,129	261	2,816
<650	3	3	3	2	2	51	335	129	528
Total Home equity	$597	$664	$682	$34	$30	$474	$7,251	$642	$10,374
RV and marine
Credit Quality Indicator (2):
750+	$1,148	$1,031	$731	$361	$354	$438	$—	$—	$4,063
650-749	290	315	200	118	113	169	—	—	1,205
<650	5	18	15	17	17	36	—	—	108
Total RV and marine	$1,443	$1,364	$946	$496	$484	$643	$—	$—	$5,376
Other consumer
Credit Quality Indicator (2):
750+	$207	$64	$35	$34	$13	$52	$393	$3	$801
650-749	71	30	12	15	4	14	355	16	517
<650	3	3	2	3	1	2	33	14	61
Total Other consumer	$281	$97	$49	$52	$18	$68	$781	$33	$1,379
117 Huntington Bancshares Incorporated

	At December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$15,435	$5,677	$3,682	$1,983	$1,080	$1,134	$9,945	$3	$38,939
OLEM	183	178	87	83	38	73	166	—	808
Substandard	336	203	344	206	125	167	552	—	1,933
Doubtful	5	1	1	1	—	—	—	—	8
Total Commercial and industrial	$15,959	$6,059	$4,114	$2,273	$1,243	$1,374	$10,663	$3	$41,688
Commercial real estate
Credit Quality Indicator (1):
Pass	$4,144	$2,367	$2,593	$1,456	$761	$1,124	$798	$—	$13,243
OLEM	76	48	42	83	73	19	—	—	341
Substandard	224	362	448	115	151	46	30	—	1,376
Doubtful	—	—	—	1	—	—	—	—	1
Total Commercial real estate	$4,444	$2,777	$3,083	$1,655	$985	$1,189	$828	$—	$14,961
Lease financing
Credit Quality Indicator (1):
Pass	$1,851	$1,441	$809	$417	$226	$131	$—	$—	$4,875
OLEM	8	32	12	4	2	—	—	—	58
Substandard	6	23	19	2	9	8	—	—	67
Total Lease financing	$1,865	$1,496	$840	$423	$237	$139	$—	$—	$5,000
Residential mortgage
Credit Quality Indicator (2):
750+	$5,532	$3,857	$978	$554	$687	$1,704	$—	$—	$13,312
650-749	1,862	993	409	269	254	1,028	—	—	4,815
<650	48	56	104	120	99	532	—	—	959
Total Residential mortgage	$7,442	$4,906	$1,491	$943	$1,040	$3,264	$—	$—	$19,086
Automobile
Credit Quality Indicator (2):
750+	$2,993	$1,927	$1,381	$666	$345	$129	$—	$—	$7,441
650-749	2,393	1,237	736	380	168	55	—	—	4,969
<650	380	234	178	128	70	34	—	—	1,024
Total Automobile	$5,766	$3,398	$2,295	$1,174	$583	$218	$—	$—	$13,434
Home equity
Credit Quality Indicator (2):
750+	$645	$701	$32	$31	$34	$387	$4,772	$272	$6,874
650-749	129	94	15	13	13	161	2,324	324	3,073
<650	3	2	2	1	1	67	361	165	602
Total Home equity	$777	$797	$49	$45	$48	$615	$7,457	$761	$10,549
RV and marine
Credit Quality Indicator (2):
750+	$1,257	$933	$470	$468	$268	$319	$—	$—	$3,715
650-749	393	273	171	157	106	150	—	—	1,250
<650	6	11	13	18	18	27	—	—	93
Total RV and marine	$1,656	$1,217	$654	$643	$392	$496	$—	$—	$5,058
Other consumer
Credit Quality Indicator (2):
750+	$211	$34	$50	$13	$10	$27	$326	$3	$674
650-749	88	52	50	23	17	41	295	24	590
<650	2	2	5	2	—	1	27	17	56
Total Other consumer	$301	$88	$105	$38	$27	$69	$648	$44	$1,320
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades which are generally refreshed at least semi-annually.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2022 Form 10-K 118

TDR Loans
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
Following is a description of TDRs by the different loan types:
Commercial loan TDRs – Our strategy involving commercial TDR borrowers includes working with these borrowers to allow them to refinance elsewhere, as well as allow them time to improve their financial position and remain a Huntington customer through refinancing their notes according to market terms and conditions in the future. A subsequent refinancing or modification of a loan may occur when either the loan matures according to the terms of the TDR-modified agreement, or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if the borrower is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan.
Consumer loan TDRs – Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. The primary concessions given to residential mortgage borrowers are amortization, maturity date, and interest rate concessions. Residential mortgages identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent. The Company may make similar interest rate, term, and principal concessions for Automobile, Home Equity, RV and Marine, and Other Consumer loan TDRs.
TDR Impact on Credit Quality
Huntington’s ALLL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted primarily by changes in such loan level characteristics, such as payment performance, rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.
The Company’s TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower.
119 Huntington Bancshares Incorporated

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification.

	New Troubled Debt Restructurings (1)
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate concession	Amortization or maturity date concession	Chapter 7 bankruptcy	Other	Total
Year Ended December 31, 2022
Commercial and industrial	313	$92	$62	$—	$15	$169
Commercial real estate	26	62	27	—	—	89
Residential mortgage	806	—	109	5	—	114
Automobile	2,368	—	17	3	—	20
Home equity	228	—	8	4	—	12
RV and marine	137	—	2	1	—	3
Other consumer	127	—	—	—	1	1
Total new TDRs	4,005	$154	$225	$13	$16	$408
Year Ended December 31, 2021
Commercial and industrial	76	$29	$25	$—	$—	$54
Commercial real estate	5	—	—	—	—	—
Residential mortgage	320	—	39	6	—	45
Automobile	2,442	—	16	4	—	20
Home equity	214	—	4	7	—	11
RV and marine	138	1	2	1	—	4
Other consumer	270	—	—	—	1	1
Total new TDRs	3,465	$30	$86	$18	$1	$135
(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of December 31, 2022 and 2021, these borrowings and advances are secured by $70.9 billion and $61.1 billion, respectively, of loans.
2022 Form 10-K 120

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Year ended December 31, 2022:
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(129)	(184)	(313)
Recoveries of loans and leases previously charged-off	114	78	192
Provision (benefit) for loan and lease losses	(23)	235	212
ALLL balance, end of period	$1,424	$697	$2,121
AULC balance, beginning of period	$41	$36	$77
Provision for unfunded lending commitments	30	43	73
AULC balance, end of period	$71	$79	$150
ACL balance, end of period	$1,495	$776	$2,271
Year ended December 31, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs	(243)	(139)	(382)
Recoveries of loans and leases previously charged-off	83	84	167
Provision (benefit) for loan and lease losses	12	(13)	(1)
Allowance on PCD loans and leases at acquisition	374	58	432
ALLL balance, end of period	$1,462	$568	$2,030
AULC balance, beginning of period	$34	$18	$52
Provision for unfunded lending commitments	8	18	26
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$41	$36	$77
ACL balance, end of period	$1,503	$604	$2,107
Year ended December 31, 2020:
ALLL balance, beginning of period	$552	$231	$783
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	180	211	391
Loan and lease charge-offs	(374)	(166)	(540)
Recoveries of loans and leases previously charged-off	32	59	91
Provision for loan and lease losses	846	243	1,089
ALLL balance, end of period	$1,236	$578	$1,814
AULC balance, beginning of period	$102	$2	$104
Cumulative-effect of change in accounting principle for financial instruments - credit losses (1)	(38)	40	2
Provision (benefit) for unfunded lending commitments	(17)	(24)	(41)
Unfunded lending commitment losses	(13)	—	(13)
AULC balance, end of period	$34	$18	$52
ACL balance, end of period	$1,270	$596	$1,866
(1)Relates to day one impact of the CECL adjustment as a result of the implementation of ASU 2016-13.
At December 31, 2022, the ACL was $2.3 billion, an increase of $164 million from the December 31, 2021 balance of $2.1 billion. The increase was primarily driven by loan and lease growth of $8.3 billion, but also recognizes the increased near-term recessionary risks at the end of 2022.
The Commercial ACL was $1.5 billion at both December 31, 2022 and December 31, 2021. The impacts of strong commercial loan and lease growth of $5.4 billion and a generally more pessimistic economic forecast were offset by reductions in qualitative reserves related to the CRE portfolio as more clarity with respect to COVID-related impacts emerged throughout 2022.
The Consumer ACL balance was $776 million at December 31, 2022, an increase of $172 million from the December 31, 2021 balance of $604 million. The increase is attributable to a combination of strong consumer loan growth over the course of 2022 of $2.9 billion, while also reflecting a deterioration in the economic forecast resulting in increased near-term recessionary risks for the consumer portfolio.
121 Huntington Bancshares Incorporated

The baseline economic scenario used in the December 31, 2022 ACL determination included the Federal Funds Rate projected to peak at approximately 4.6% in the second quarter of 2023 as the Federal Reserve continues to address the elevated inflation levels. As a result, inflation is expected to drop from an average of 8.1% in 2022 to an average of 2.4% by 2024. However, slowing economic growth is anticipated in the short term and unemployment is expected to gradually increase to a projected level of 4.1% by Q4 2023. It is also expected that consumers will continue to experience increased payment stress due to the interest rate increases, some of which is reflected in a deterioration in the projected HPI forecast. As a result of all these factors, there is an increased risk of a near-term recession in 2023.
Economic scenarios included elevated levels of economic uncertainty associated with geopolitical instability, high inflation readings, the U.S labor market and the expected path of interest rate increases by the Federal Reserve. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2022 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Residential mortgage loans sold with servicing retained	$5,686	$9,702	$8,436
Pretax gains resulting from above loan sales (1)	137	356	311
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method:

	Year Ended December 31,
(dollar amounts in millions)	2022	2021
Fair value, beginning of period	$351	$210
Servicing assets obtained in acquisition	—	59
New servicing assets created	85	135
Change in fair value during the period due to:
Time decay (1)	(22)	(15)
Payoffs (2)	(34)	(65)
Changes in valuation inputs or assumptions (3)	114	27
Fair value, end of period	$494	$351
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
The following table summarizes the key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At December 31, 2022				At December 31, 2021
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.05%		$(13)	$(25)	12.28%		$(17)	$(32)
Spread over forward interest rate swap rates	578	bps	(12)	(22)	466	bps	(7)	(13)
2022 Form 10-K 122

Total servicing, late and other ancillary fees included in mortgage banking income was $91 million, $79 million, and $64 million for the years ended December 31, 2022, 2021, and 2020, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $32.4 billion, $31.0 billion, and $23.5 billion at December 31, 2022, 2021, and 2020, respectively.
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
A rollforward of goodwill by business segment for which goodwill is allocated is presented in the table below. No goodwill impairment was recorded in 2022 or 2021.

	Consumer &	Commercial		Huntington
(dollar amounts in millions)	Business Banking	Banking	RBHPCG	Consolidated
Balance, January 1, 2020	$1,393	$427	$170	$1,990
TCF acquisition	2,026	1,272	61	3,359
Balance, December 31, 2021	3,419	1,699	231	5,349
Acquisitions	—	222	—	222
Balance, December 31, 2022	$3,419	$1,921	$231	$5,571
For additional information on the acquisitions, refer to Note 3 “Business Combinations.”
Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
At December 31, 2022
Core deposit intangible	$385	$(216)	$169
Customer relationship	107	(81)	26
Total other intangible assets	$492	$(297)	$195
At December 31, 2021
Core deposit intangible	$389	$(175)	$214
Customer relationship	108	(80)	28
Total other intangible assets	$497	$(255)	$242
The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2023	$51
2024	47
2025	44
2026	29
2027	10
123 Huntington Bancshares Incorporated

9. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following:

	At December 31,
(dollar amounts in millions)	2022	2021
Land and land improvements	$337	$335
Buildings	776	807
Leasehold improvements	269	219
Equipment	896	852
Total premises and equipment	2,278	2,213
Less accumulated depreciation and amortization	(1,122)	(1,049)
Net premises and equipment	$1,156	$1,164
Depreciation and amortization charged to expense and rental income credited to net occupancy expense were as follows:

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Total depreciation and amortization of premises and equipment	$182	$178	$119
Rental income credited to net occupancy expense	10	9	10
10. OPERATING LEASES
At December 31, 2022, Huntington was obligated under non-cancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options).
Net lease assets and liabilities are as follows:

		At December 31,
(dollar amounts in millions)	Classification	2022	2021
Assets
Operating lease assets	Other assets	$279	$316
Liabilities
Lease liabilities	Other liabilities	$401	$441
Net lease cost are as follows:

		Year Ended December 31,
(dollar amounts in millions)	Classification	2022	2021
Operating lease cost	Net occupancy	$81	$102
Short-term lease cost	Net occupancy	2	3
Net lease cost		$83	$105

Maturity of lease liabilities at December 31, 2022 are as follows:

(dollar amounts in millions)	Total
2023	$70
2024	67
2025	58
2026	43
2027	36
Thereafter	262
Total lease payments	536
Less: Interest	(135)
Total lease liabilities	$401
2022 Form 10-K 124

Additional supplemental information related to the Company’s operating leases is as follows:

	Year Ended December 31,
(dollar amounts in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows	$(80)	$(50)
Right-of-use assets obtained in exchange for lease obligations for operating leases	22	174
Weighted-average remaining lease term (years) for operating leases	11.48	11.24
Weighted-average discount rate for operating leases	4.64%	3.87%
11. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	At December 31,
(dollar amounts in millions)	2022	2021
Federal funds purchased and securities sold under agreements to repurchase	$253	$320
FHLB advances	1,700	—
Other borrowings	74	14
Total short-term borrowings	$2,027	$334
125 Huntington Bancshares Incorporated

Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in millions)	2022	2021
The Parent Company:
Senior Notes:
2.67% Huntington Bancshares Incorporated senior notes due 2024	$762	$812
4.05% Huntington Bancshares Incorporated senior notes due 2025	481	527
4.51% Huntington Bancshares Incorporated senior notes due 2028	704	—
2.60% Huntington Bancshares Incorporated senior notes due 2030	679	744
5.08% Huntington Bancshares Incorporated senior notes due 2033	379	—
Subordinated Notes:
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	225	227
Huntington Capital I Trust Preferred 5.47% junior subordinated debentures due 2027 (1) (8)	69	69
Huntington Capital II Trust Preferred 5.39% junior subordinated debentures due 2028 (2) (8)	32	32
Sky Financial Capital Trust III 6.17% junior subordinated debentures due 2036 (3) (8)	72	72
Sky Financial Capital Trust IV 6.17% junior subordinated debentures due 2036 (3) (8)	74	74
2.49% Huntington Bancshares Incorporated subordinated notes due 2036	1	554
2.53% Huntington Bancshares Incorporated subordinated notes due 2036	502	—
Total notes issued by the parent	3,980	3,111
The Bank:
Senior Notes:
2.55% Huntington National Bank senior notes due 2022	—	703
3.16% Huntington National Bank senior notes due 2022	—	500
1.83% Huntington National Bank senior notes due 2023	—	483
3.60% Huntington National Bank senior notes due 2023	735	748
5.42% Huntington National Bank senior notes due 2025	299	—
4.11% Huntington National Bank senior notes due 2025	486	—
5.70% Huntington National Bank senior notes due 2025	1,094	—
4.55% Huntington National Bank senior notes due 2028	766	—
5.76% Huntington National Bank senior notes due 2030	892	—
Subordinated Notes:
0.64% Huntington National Bank subordinated notes due 2022	—	113
0.96% Huntington National Bank subordinated notes due 2025	129	142
3.86% Huntington National Bank subordinated notes due 2026	218	226
3.03% Huntington National Bank subordinated notes due 2029	153	161
3.75% Huntington National Bank subordinated notes due 2030	151	169
Total notes issued by the bank	4,923	3,245
FHLB Advances:
1.04% weighted average rate, varying maturities greater than one year	211	215
Other:
Huntington Technology Finance nonrecourse debt, 3.93% weighted average interest rate, varying maturities	337	287
2.09% Huntington Preferred Capital II - Class F securities	—	75
6.65% Huntington Preferred Capital II - Class G securities (4)	50	50
6.77% Huntington Preferred Capital II - Class I securities (5)	50	50
6.90% Huntington Preferred Capital II - Class J securities (6)	75	75
7.40% Huntington Preferred Capital II - Class L Securities (7)	60	—
Total long-term debt	$9,686	$7,108
(1)Variable effective rate at December 31, 2022, based on three-month LIBOR +0.70%.
(2)Variable effective rate at December 31, 2022, based on three-month LIBOR +0.625%.
(3)Variable effective rate at December 31, 2022, based on three-month LIBOR +1.40%.
(4)Variable effective rate at December 31, 2022, based on three-month LIBOR +1.88%.
(5)Variable effective rate at December 31, 2022, based on three-month LIBOR +2.00%.
(6)Variable effective rate at December 31, 2022, based on three-month SOFR +2.60%.
(7)Variable effective rate at December 31, 2022 based on three-month SOFR +3.10%.
(8)Represents the outstanding amount of debentures issued to each trust and related trust-preferred securities. Refer to Note 21 “Variable Interest Entity” for trust-preferred securities details.
2022 Form 10-K 126

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. We use interest rate swaps to hedge interest rate risk of certain fixed-rate debt by converting the debt to a variable rate. See Note 20 - “Derivative Financial Instruments“ for more information regarding such financial instruments.
Long-term debt maturities for the next five years and thereafter are as follows:

(dollar amounts in millions)	2023	2024	2025	2026	2027	Thereafter	Total
The Parent Company:
Senior notes	$—	$800	$500	$—	$—	$1,900	$3,200
Subordinated notes	225	—	—	—	70	739	1,034
The Bank:
Senior notes	724	—	1,900	—	—	1,700	4,324
Subordinated notes	—	—	130	239	—	300	669
FHLB Advances	1	—	200	—	—	1	202
Other	85	106	97	137	143	5	573
Total	$1,035	$906	$2,827	$376	$213	$4,645	$10,002
These maturities are based upon the par values of the long-term debt.
The terms of certain long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt, dividend payments, and the disposition of subsidiaries. As of December 31, 2022, Huntington was in compliance with all such covenants.
127 Huntington Bancshares Incorporated

12. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Year Ended December 31, 2022
Unrealized losses on available-for-sale securities arising during the period	$(3,799)	$873	$(2,926)
Reclassification adjustment for realized net losses included in net income	100	(23)	77
Total unrealized losses on available-for-sale securities	(3,699)	850	(2,849)
Net impact of hedges on available-for-sale securities	865	(200)	665
Change in fair value of cash flow hedges on loans	(896)	201	(695)
Foreign currency translation adjustment (1)	(15)	—	(15)
Net unrealized gains (losses) on net investment hedges	10	—	10
Translation adjustments, net of hedges (1)	(5)	—	(5)
Change in accumulated unrealized gains for pension and other post retirement obligations	19	(4)	15
Other comprehensive loss	$(3,716)	$847	$(2,869)
Year Ended December 31, 2021
Unrealized losses on available-for-sale securities arising during the period	$(474)	$107	$(367)
Reclassification adjustment for realized net losses included in net income	34	(8)	26
Total unrealized losses on available-for-sale securities	(440)	99	(341)
Net impact of hedges on available-for-sale securities	113	(26)	87
Change in fair value of cash flow hedges on loans	(257)	65	(192)
Foreign currency translation adjustment (1)	(12)	—	(12)
Net unrealized gains (losses) on net investment hedges	9	—	9
Translation adjustments, net of hedges (1)	(3)	—	(3)
Change in accumulated unrealized gains for pension and other post retirement obligations	36	(8)	28
Other comprehensive income	$(551)	$130	$(421)
Year Ended December 31, 2020
Unrealized losses on available-for-sale securities arising during the period	$235	$(52)	$183
Reclassification adjustment for realized net losses included in net income	42	(9)	33
Total unrealized losses on available-for-sale securities	277	(61)	216
Net impact of hedges on available-for-sale securities	3	(1)	2
Change in fair value of cash flow hedges on loans	299	(67)	232
Change in accumulated unrealized gains for pension and other post retirement obligations (2)	(3)	1	(2)
Other comprehensive income	$576	$(128)	$448
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
(2)Includes a settlement gain recognized in other noninterest income on the Consolidated Statements of Income.
2022 Form 10-K 128

Activity in accumulated OCI were as follows:

(dollar amounts in millions)	Unrealized (losses) gains on debt securities (1)	Net impact of hedges on available-for-sale securities	Change in fair value of cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized (losses) gains for pension and other post-retirement obligations	Total
December 31, 2019	$(28)	$—	$23	$—	$(251)	$(256)
Other comprehensive income before reclassifications	183	2	232	—	—	417
Amounts reclassified from accumulated OCI to earnings	33	—	—	—	(2)	31
Period change	216	2	232	—	(2)	448
December 31, 2020	188	2	255	—	(253)	192
Other comprehensive income (loss) before reclassifications	(367)	87	(192)	(3)	—	(475)
Amounts reclassified from accumulated OCI to earnings	26	—	—	—	28	54
Period change	(341)	87	(192)	(3)	28	(421)
December 31, 2021	(153)	89	63	(3)	(225)	(229)
Other comprehensive income before reclassifications	(2,926)	665	(695)	(5)	—	(2,961)
Amounts reclassified from accumulated OCI to earnings	77	—	—	—	15	92
Period change	(2,849)	665	(695)	(5)	15	(2,869)
December 31, 2022	$(3,002)	$754	$(632)	$(8)	$(210)	$(3,098)
(1)AOCI amounts at December 31, 2022, 2021, and 2020 include $66 million, $27 million, and $53 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
13. SHAREHOLDERS’ EQUITY
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Optional Redemption Date (1)	December 31, 2022	December 31, 2021
Series B (2)	12/28/2011	35,500	3-mo. LIBOR + 270 bps	1/15/2017	$23	$23
Series E (3)	2/27/2018	5,000	5.70	4/15/2023	495	495
Series F (3)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (3)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (4)	6/9/2021	7,000	5.70	12/01/2022	175	175
Total		557,500			$2,167	$2,167
(1)Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter. Earlier redemption is solely at Huntington’s option, subject to any required prior approval of Federal Reserve.
(2)Series B and H of preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)Series E, F, and G, preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(4)Series I preferred stock has a liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.

129 Huntington Bancshares Incorporated

The following table presents the dividends declared for each series of Preferred shares.

	Year Ended December 31,
	2022		2021		2020
(amounts in millions, except per share data)	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)
Series B	$46.68	$(2)	$28.69	$(1)	$35.91	$(1)
Series C	—	—	44.07	(4)	58.76	(6)
Series D	—	—	31.25	(18)	62.50	(37)
Series E	5,700.00	(29)	5,700.00	(29)	5,700.00	(29)
Series F	5,625.00	(28)	5,625.00	(28)	3,468.75	(17)
Series G	4,450.00	(22)	4,450.00	(23)	1,915.97	(10)
Series H	45.00	(22)	42.00	(21)	—	—
Series I	1,425.00	(10)	1,068.75	(7)	—	—
Total		$(113)		$(131)		$(100)
On July 15, 2021, all $600 million of outstanding 6.250% Series D Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed.
On October 15, 2021, all $100 million of outstanding 5.875% Series C Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed.
Treasury shares
Treasury shares includes shares held for deferred compensation plans, at cost, of $80 million at December 31, 2022 and $79 million at December 31, 2021.
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
2022 Form 10-K 130

The calculation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
(dollar amounts in millions, except per share data, share count in thousands)	2022	2021	2020
Basic earnings per common share:
Net income attributable to Huntington Bancshares Inc	$2,238	$1,295	$817
Dividends on preferred shares	113	131	100
Impact of preferred stock redemption	—	11	—
Net income available to common shares	$2,125	$1,153	$717
Average common shares issued and outstanding	1,441,279	1,262,435	1,017,117
Basic earnings per common share	$1.47	$0.91	$0.71
Diluted earnings per common share:
Dilutive potential common shares
Stock options and restricted stock units and awards	17,534	18,185	10,613
Shares held in deferred compensation plans	6,407	6,113	4,953
Dilutive potential common shares	23,941	24,298	15,566
Total diluted average common shares issued and outstanding	1,465,220	1,286,733	1,032,683
Diluted earnings per common share	$1.45	$0.90	$0.69
Anti-dilutive awards (1)	5,303	2,674	9,760
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
15. NONINTEREST INCOME
Huntington earns a variety of revenue including interest and fees from customers as well as revenues from non-customers. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income. These revenues are included within various sections of the Consolidated Financial Statements. Refer to Note 1, “Significant Accounting Policies” for details of these revenues. The following table shows Huntington’s total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP Topics.

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Noninterest income
Noninterest income from contracts with customers	$1,318	$1,113	$884
Noninterest income within the scope of other GAAP topics	663	776	707
Total noninterest income	$1,981	$1,889	$1,591
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 25 - “Segment Reporting”:
131 Huntington Bancshares Incorporated

	Year Ended December 31, 2022
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$85	$288	$7	$4	$—	$384
Card and payment processing income	24	324	—	—	—	348
Capital markets fees	90	8	2	2	(3)	99
Trust and investment management services	4	67	—	178	—	249
Insurance income	9	59	—	50	(1)	117
Other noninterest income	94	26	1	2	(2)	121
Net revenue from contracts with customers	$306	$772	$10	$236	$(6)	$1,318
Noninterest income within the scope of other GAAP topics	364	245	3	3	48	663
Total noninterest income	$670	$1,017	$13	$239	$42	$1,981

	Year Ended December 31, 2021
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$85	$278	$6	$3	$—	$372
Card and payment processing income	19	292	—	—	—	311
Capital markets fees	16	6	2	1	—	25
Trust and investment management services	3	63	—	166	—	232
Insurance Income	7	48	—	49	1	105
Other noninterest income	29	20	1	7	11	68
Net revenue from contracts with customers	$159	$707	$9	$226	$12	$1,113
Noninterest income within the scope of other GAAP topics	364	338	4	1	69	776
Total noninterest income	$523	$1,045	$13	$227	$81	$1,889

	Year Ended December 31, 2020
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$74	$217	$6	$4	$—	$301
Card and payment processing income	15	221	—	—	—	236
Capital markets fees	10	5	2	1	—	18
Trust and investment management services	5	44	—	140	—	189
Insurance Income	7	43	—	46	1	97
Other noninterest income	12	21	—	10	—	43
Net revenue from contracts with customers	$123	$551	$8	$201	$1	$884
Noninterest income within the scope of other GAAP topics	241	394	1	—	71	707
Total noninterest income	$364	$945	$9	$201	$72	$1,591
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2022 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2022 was determined to be immaterial.
2022 Form 10-K 132

16. SHARE-BASED COMPENSATION
Share-based awards are eligible for issuance under the Huntington Bancshares Incorporated 2018 Long Term Incentive Plan. This plan provides for the granting of stock options, restricted stock awards, restricted stock units, performance share units and other awards to officers, directors, and other employees. In connection with the TCF acquisition in 2021, equity awards granted under the TCF equity plans were assumed subject to the same terms and conditions applicable to such awards prior to the date of acquisition. At December 31, 2022, 21 million shares were available for future grants.
Huntington issues shares to fulfill share-based award vesting from available authorized common shares. At December 31, 2022, Huntington believes there are adequate authorized common shares to satisfy anticipated share-based award vesting in 2023.
The following table presents total share-based compensation expense and related tax benefit.

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Share-based compensation expense (1)	$119	$138	$77
Tax benefit	20	22	13
(1)Compensation costs are included in personnel costs on the Consolidated Statements of Income.
Stock Options
Stock options, awarded by Huntington, are granted at the closing market price on the date of the grant and vest ratably over four years or when other conditions are met. Options assumed in the TCF acquisition vest ratably over a five-year period. Stock options, which represented a portion of the grant values, have no intrinsic value until the stock price increases. All options have a contractual term of ten years from the date of grant.
Huntington’s stock option activity and related information was as follows:

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	14,466	$12.34
Granted	74	15.54
Exercised	(912)	10.08
Forfeited/expired	(170)	13.20
Outstanding at December 31, 2022	13,458	$12.50	6.0	$28
Expected to vest (1)	4,076	$12.09	7.5	$11
Exercisable at December 31, 2022	9,336	$12.68	5.3	$17
(1)The number of options expected to vest reflect an estimate of 46,000 shares expected to be forfeited.
Restricted Stock Awards, Restricted Stock Units and Performance Share Units
Restricted stock units and performance share units awarded by Huntington are granted at the closing market price on the date of the grant. Restricted stock units and awards can be settled in shares or cash depending on the award. Restricted stock units, for the most part, provide either accumulated cash dividends during the vesting period or, accrue a dividend equivalent that is paid upon vesting. Both restricted stock awards and restricted stock units are subject to certain service restrictions. Performance share units are payable contingent upon Huntington achieving certain predefined performance objectives over a three-year measurement period. The fair value of these awards and units reflects the closing market price of Huntington’s common stock on the grant or assumption date.
133 Huntington Bancshares Incorporated

The following table summarizes the status of Huntington’s restricted stock awards, restricted stock units, and performance share units as of December 31, 2022, and activity for the year ended December 31, 2022:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	356	$14.46	19,098	$12.85	3,126	$12.06
Granted	—	—	12,592	13.37	1,743	14.39
Vested	(212)	14.72	(5,848)	14.31	(1,342)	13.72
Forfeited	(20)	14.39	(1,621)	12.69	(58)	13.50
Nonvested at December 31, 2022	124	$14.37	24,221	$12.70	3,469	$12.40
The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2022, 2021, and 2020 were $13.47, $15.78, and $8.90, respectively. The total fair value of awards vested during the years ended December 31, 2022, 2021, and 2020 was $105 million, $135 million, and $86 million, respectively. As of December 31, 2022, the total unrecognized compensation cost related to nonvested shares was $151 million with a weighted-average expense recognition period of 2.7 years.
17. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013, no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2022.
The following table shows the weighted-average assumptions used to determine the benefit obligation and the net periodic benefit cost:

	At December 31,
	2022	2021
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.41%	2.86%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.86	2.50
Expected return on plan assets	4.50	4.50

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets:

	At December 31,
(dollar amounts in millions)	2022	2021
Projected benefit obligation at beginning of measurement year	$956	$1,026
Changes due to:
Service cost	3	3
Interest cost	22	19
Benefits paid	(32)	(30)
Settlements	(29)	(25)
Actuarial gains	(228)	(37)
Total changes	(264)	(70)
Projected benefit obligation at end of measurement year	$692	$956
2022 Form 10-K 134

The following table reconciles the beginning and ending balances of the fair value of Plan assets:

	At December 31,
(dollar amounts in millions)	2022	2021
Fair value of plan assets at beginning of measurement year	$1,007	$1,050
Changes due to:
Actual return on plan assets	(197)	15
Settlements	(38)	(28)
Benefits paid	(32)	(30)
Total changes	(267)	(43)
Fair value of plan assets at end of measurement year	$740	$1,007
As of December 31, 2022, the difference between the accumulated benefit obligation and the fair value of Plan assets was $48 million and is recorded in other assets.
The following table shows the components of net periodic benefit costs recognized:

	Year Ended December 31, (1)
(dollar amounts in millions)	2022	2021	2020
Service cost	$3	$3	$3
Interest cost	22	19	26
Expected return on plan assets	(41)	(40)	(42)
Amortization of loss	9	12	9
Settlements	15	8	5
Benefit costs	$8	$2	$1
(1)    The pension costs are recognized in other noninterest income in the Consolidated Statements of Income.
At December 31, 2022 and 2021, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of cash equivalent, corporate and government fixed income, and equity investments as follows:

	Fair Value at December 31,
(dollar amounts in millions)	2022		2021
Cash equivalents:
Mutual funds-money market	$23	3%	$45	5%
Fixed income:
Corporate obligations	414	57	559	55
U.S. Government obligations	154	21	208	21
Municipal obligations	3	—	5	—
Collective trust funds	62	8	13	1
Equities:
Common stock	—	—	52	5
Limited liability companies	9	1	36	4
Collective trust funds	27	4	30	3
Limited partnerships	48	6	58	6
Fair value of plan assets	$740	100%	$1,007	100%
135 Huntington Bancshares Incorporated

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2022, mutual money market funds are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Common stock is valued using the year-end closing price as determined by a national securities exchange and are classified as Level 1. Collective trust funds and limited liability companies are valued at net asset value per unit as a practical expedient, which is calculated based on the fair values of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2022, Plan assets were invested 3% in cash equivalents, 11% in equity investments, and 86% in fixed income investments, with an average duration of 10.9 years on investments. The estimated life of benefit obligations was 10.3 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 10% in equity investments and 90% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time.
At December 31, 2022, the following table shows when benefit payments are expected to be paid:

(dollar amounts in millions)	Pension Benefits
2023	$50
2024	50
2025	50
2026	50
2027	50
2027 through 2030	239
Huntington has a defined contribution plan that is available to eligible employees. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2022, 2021, and 2020 was $58 million, $70 million, and $47 million, respectively.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	At December 31,
(dollar amounts in millions, share amounts in thousands)	2022	2021
Shares in Huntington common stock	9,451	9,526
Market value of Huntington common stock	$133	$147
Dividends received on shares of Huntington stock	6	6
18. INCOME TAXES
The following is a summary of the provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Current tax provision (benefit)
Federal	$129	$356	$236
State	62	13	12
Foreign	5	1	—
Total current tax provision	196	370	248
Deferred tax provision (benefit)
Federal	319	(104)	(103)
State	—	28	10
Total deferred tax provision (benefit)	319	(76)	(93)
Provision for income taxes	$515	$294	$155
2022 Form 10-K 136

The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Provision for income taxes computed at the statutory rate	$580	$334	$204
Increases (decreases):
General business credits	(164)	(126)	(99)
Capital loss	(60)	(32)	(25)
Tax-exempt income	(21)	(18)	(17)
Tax-exempt bank owned life insurance income	(11)	(14)	(13)
Affordable housing investment amortization, net of tax benefits	129	102	78
State income taxes, net	49	32	17
Other	13	16	10
Provision for income taxes	$515	$294	$155
The significant components of deferred tax assets and liabilities were as follows:

	At December 31,
(dollar amounts in millions)	2022	2021
Deferred tax assets:
Fair value adjustments	$917	$65
Allowances for credit losses	526	518
Purchase accounting and other intangibles	167	107
Net operating and other loss carryforward	136	143
Lease liability	96	143
Pension and other employee benefits	68	46
Tax credit carryforward	59	194
Other assets	13	14
Total deferred tax assets	1,982	1,230
Deferred tax liabilities:
Lease financing	955	712
Operating assets	133	116
Mortgage servicing rights	112	84
Loan origination costs	97	115
Right-of-use asset	67	113
Securities adjustments	42	40
Other liabilities	10	14
Total deferred tax liabilities	1,416	1,194
Net deferred tax asset (liability) before valuation allowance	566	36
Valuation allowance	(32)	(35)
Net deferred tax asset	$534	$1
At December 31, 2022, Huntington’s net deferred tax asset related to loss and other carryforwards was $195 million. This was comprised of federal net operating loss carryforwards of $60 million, which will begin expiring in 2025, state net operating loss carryforwards of $48 million, which will begin expiring in 2023, a federal capital loss carryforward of $22 million, which will expire in 2025, state capital loss carryforwards of $6 million, which will begin expiring in 2023, and general business credits of $59 million, which will expire in 2042.
The Company has established a valuation allowance on its state deferred tax assets as it believes it is more likely than not, portions will not be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. The 2010-2017 tax years remain open as Huntington is currently appealing certain IRS positions related to these years. The 2018-
2021 tax years remain open under the standard statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2018.
137 Huntington Bancshares Incorporated

The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Year Ended December 31,
(dollar amounts in millions)	2022	2021
Unrecognized tax benefits at beginning of year	$93	$46
Gross increases for tax positions taken during prior years	1	47
Unrecognized tax benefits at end of year	$94	$93
Due to the complexities of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate of the tax liabilities. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns have received approval by the Joint Committee on Taxation of the U.S. Congress. The Company is currently working with the IRS to finalize settlement calculations and anticipate all unrecognized tax benefits associated with the exam will be settled within the next twelve months.
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. The amounts of accrued tax-related interest and penalties were immaterial at December 31, 2022 and 2021. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
At December 31, 2022, retained earnings included approximately $182 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $38 million at December 31, 2022.
19. FAIR VALUES OF ASSETS AND LIABILITIES
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2022 and 2021.
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
2022 Form 10-K 138

Available-for-sale and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading account portfolios. Huntington determines the fair value of securities utilizing quoted market prices obtained for identical or similar assets, third-party pricing services, third-party valuation specialists and other observable inputs such as recent trade observations. AFS and trading securities classified as Level 1 use quoted market prices (unadjusted) in active markets for identical securities at the measurement date. Level 1 positions in these portfolios consist of U.S. Treasury securities. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 positions in these portfolios consist of U.S. Government and agency debt securities, agency mortgage backed securities, private-label asset-backed securities, certain municipal securities, and other securities. For Level 2 securities Huntington primarily uses prices obtained from third-party pricing services to determine the fair value of securities. Huntington independently evaluates and corroborates the fair value received from pricing services through various methods and techniques, including references to dealer or other market quotes, by reviewing valuations of comparable instruments, and by comparing the prices realized on the sale of similar securities. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. The Level 3 positions predominantly consist of direct purchase municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.
The direct purchase municipal securities are classified as Level 3 and require estimates to determine fair value which results in greater subjectivity. The fair value is determined by utilizing a discounted cash flow valuation technique employed by a third-party valuation specialist. The third-party specialist uses assumptions related to yield, prepayment speed, conditional default rates and loss severity based on certain factors such as, credit worthiness of the counterparty, prevailing market rates, and analysis of similar securities. Huntington evaluates the fair values provided by the third-party specialist for reasonableness.
Derivative assets and liabilities
Derivatives classified as Level 2 consists of interest rate contracts, which are valued using a discounted cash flow method that incorporates current market interest rates. In addition, Level 2 includes foreign exchange and commodity contracts, which are valued using exchange traded swaps, exchange traded options, and futures market data. Level 2 also includes exchange traded options and forward commitments to deliver mortgage-backed securities, which are valued using quoted prices.
Derivatives classified as Level 3 consist of interest rate lock agreements related to mortgage loan commitments and the Visa® share swap.
139 Huntington Bancshares Incorporated

MSRs
MSRs are accounted for using the fair value method and are classified as Level 3. Refer to Note 7, “Mortgage Loan Sales and Servicing Rights” for information on valuation methodology.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$19	$—	$—	$19
Available-for-sale securities:
U.S. Treasury securities	103	—	—	—	103
Residential CMO	—	2,914	—	—	2,914
Residential MBS	—	12,263	—	—	12,263
Commercial MBS	—	1,953	—	—	1,953
Other agencies	—	182	—	—	182
Municipal securities	—	42	3,248	—	3,290
Private-label CMO	—	108	20	—	128
Asset-backed securities	—	298	74	—	372
Corporate debt	—	2,214	—	—	2,214
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	103	19,978	3,342	—	23,423
Other securities	31	1	—	—	32
Loans held for sale	—	520	—	—	520
Loans held for investment	—	169	16	—	185
MSRs	—	—	494	—	494
Other assets:
Derivative assets	—	2,161	3	(1,808)	356
Assets held in trust for deferred compensation plans	155	—	—	—	155
Liabilities
Derivative liabilities	—	2,332	5	(1,345)	992
2022 Form 10-K 140

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2021
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$46	$—	$—	$46
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMOs	—	4,649	—	—	4,649
Residential MBS	—	15,508	—	—	15,508
Commercial MBS	—	1,865	—	—	1,865
Other agencies	—	248	—	—	248
Municipal securities	—	49	3,477	—	3,526
Private-label CMO	—	86	20	—	106
Asset-backed securities	—	312	70	—	382
Corporate debt	—	2,167	—	—	2,167
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	24,888	3,567	—	28,460
Other securities	65	7	—	—	72
Loans held for sale	—	1,270	—	—	1,270
Loans held for investment	—	152	19	—	171
MSRs	—	—	351	—	351
Other assets:
Derivative assets	—	1,055	10	(465)	600
Assets held in trust for deferred compensation plans	156	—	—	—	156
Liabilities
Derivative liabilities	—	737	6	(624)	119
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
141 Huntington Bancshares Incorporated

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

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Year Ended December 31, 2022
Opening balance	$351	$4	$3,477	$20	$70	$19
Transfers out of Level 3 (1)	—	(3)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	114	(3)	—	—	—	1
Interest and fee income	—	—	(5)	(3)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(262)	—	(1)	—
Purchases/originations	85	—	1,087	4	31	—
Repayments	—	—	—	—	—	(4)
Settlements	(56)	—	(1,045)	(1)	(26)	—
Closing balance	$494	$(2)	$3,248	$20	$74	$16
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$114	$(8)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(257)	—	(1)	—

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Year Ended December 31, 2021
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(132)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	27	88	—	—	—	—
Interest and fee income	—	—	(1)	(2)	—	—
Included in OCI	—	—	(46)	—	—	—
Purchases/originations/acquisitions	194	7	1,835	11	115	—
Sales	—	—	(369)	—	—	—
Repayments	—	—	—	—	—	(4)
Settlements	(80)	—	(893)	2	(55)	—
Closing balance	$351	$4	$3,477	$20	$70	$19
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$27	$(41)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(47)	—	—	—
2022 Form 10-K 142

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities
Year Ended December 31, 2020
Opening balance	$7	$6	$2,999	$2	$48	$26
Fair value election for servicing assets previously measured using the amortized method	205	—	—	—	—	—
Transfers out of Level 3 (1)	—	(198)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(104)	233	—	—	—	—
Interest and fee income	—	—	(2)	—	—	—
Included in OCI	—	—	65	—	—	—
Purchases/originations	102	—	623	7	28	—
Repayments	—	—	—	—	—	(3)
Settlements	—	—	(734)	—	(66)	—
Closing balance	$210	$41	$2,951	$9	$10	$23
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(104)	$34	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	68	—	—	—
(1)     Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At December 31, 2022
Assets
Loans held for sale	$520	$513	$7	$—	$—	$—
Loans held for investment	185	190	(5)	11	11	—
At December 31, 2021
Assets
Loans held for sale	$1,270	$1,237	$33	$—	$—	$—
Loans held for investment	171	177	$(6)	4	4	—
The following table presents the net (losses) gains from fair value changes:

	Net (losses) gains from fair value changes Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Assets
Loans held for sale (1)	$(26)	$(31)	$38
Loans held for investment	1	(1)	1
(1)The net (losses) gains from fair value changes are included in Mortgage banking income on the Consolidated Statements of Income.
143 Huntington Bancshares Incorporated

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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)		Total Gains/(Losses) Year Ended
(dollar amounts in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2020
Collateral-dependent loans	$16	$39	$(1)	$(4)	$(43)
Loans held for sale	—	—	—	—	(63)
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
Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
			At December 31, 2022(1)				At December 31, 2021(1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	5%	-	40%	7%	8%	-	23%	12%
		Spread over forward interest rate swap rates	5%	-	13%	6%	3%	-	11%	5%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	5%	-	5%	5%	—%	-	2%	1%
		Cumulative default	—%	-	64%	7%	—%	-	64%	5%
		Loss given default	20%	-	20%	20%	5%	-	80%	23%
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
2022 Form 10-K 144

Discount rates and spread over forward interest rate swap rates typically increase when market interest rates increase and/or credit and liquidity risks increase, and decrease when market interest rates decline and/or credit and liquidity conditions improve. Higher discount rates and credit spreads generally result in lower fair market values.
Fair values of financial instruments
Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.
The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, FHLB advances, and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, interest-bearing deposits at the Federal Reserve Bank, and federal funds sold. Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included below. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value.
145 Huntington Bancshares Incorporated

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At December 31, 2022
Financial Assets
Cash and short-term assets	$6,918	$—	$—	$6,918	$6,918
Trading account securities	—	—	19	19	19
Available-for-sale securities	—	—	23,423	23,423	23,423
Held-to-maturity securities	17,052	—	—	17,052	14,754
Other securities	822	—	32	854	854
Loans held for sale	—	9	520	529	529
Net loans and leases (1)	117,217	—	185	117,402	112,591
Derivative assets	—	—	356	356	356
Assets held in trust for deferred compensation plans	—	—	155	155	155
Financial Liabilities
Deposits	147,914	—	—	147,914	147,796
Short-term borrowings	2,027	—	—	2,027	2,027
Long-term debt	9,686	—	—	9,686	9,564
Derivative liabilities	—	—	992	992	992
At December 31, 2021
Financial Assets
Cash and short-term assets	$5,914	$—	$—	$5,914	$5,914
Trading account securities	—	—	46	46	46
Available-for-sale securities	—	—	28,460	28,460	28,460
Held-to-maturity securities	12,447	—	—	12,447	12,489
Other securities	576	—	72	648	648
Loans held for sale	—	406	1,270	1,676	1,621
Net loans and leases (1)	109,066	—	171	109,237	109,695
Derivative assets	—	—	600	600	600
Assets held in trust for deferred compensation plans	—	—	156	156	156
Financial Liabilities
Deposits	143,263	—	—	143,263	143,574
Short-term borrowings	334	—	—	334	334
Long-term debt	7,108	—	—	7,108	7,319
Derivative liabilities	—	—	119	119	119
(1)Includes collateral-dependent loans.

2022 Form 10-K 146

The following table presents the level in the fair value hierarchy for estimated fair values:

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
At December 31, 2022
Financial Assets
Trading account securities	$—	$19	$—	$—	$19
Available-for-sale securities	103	19,978	3,342	—	23,423
Held-to-maturity securities	—	14,754	—	—	14,754
Other securities (2)	31	1	—	—	32
Loans held for sale	—	520	9	—	529
Net loans and leases	—	169	112,422	—	112,591
Derivative assets	—	2,161	3	(1,808)	356
Financial Liabilities
Deposits	—	142,081	5,715	—	147,796
Short-term borrowings	—	2,027	—	—	2,027
Long-term debt	—	8,680	884	—	9,564
Derivative liabilities	—	2,332	5	(1,345)	992
At December 31, 2021
Financial Assets
Trading account securities	$—	$46	$—	$—	$46
Available-for-sale securities	5	24,888	3,567	—	28,460
Held-to-maturity securities	—	12,489	—	—	12,489
Other securities (2)	65	7	—	—	72
Loans held for sale	—	1,270	351	—	1,621
Net loans and leases	—	152	109,543	—	109,695
Derivative assets	—	1,055	10	(465)	600
Financial Liabilities
Deposits	—	139,047	4,527	—	143,574
Short-term borrowings	—	334	—	—	334
Long-term debt	—	6,441	878	—	7,319
Derivative liabilities	—	737	6	(624)	119
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
147 Huntington Bancshares Incorporated

The following table presents the fair values and notional values of all derivative instruments included in the Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At December 31, 2022			At December 31, 2021
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$42,461	$1,008	$1,145	$21,306	$258	$32
Foreign exchange contracts	202	2	—	210	1	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	37,562	968	1,008	45,286	587	498
Foreign exchange contracts	4,889	68	68	3,524	29	31
Commodities contracts	762	114	113	1,077	178	177
Equity contracts	636	4	3	685	12	5
Total Contracts	$86,512	$2,164	$2,337	$72,088	$1,065	$743
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
(dollar amounts in millions)		2022	2021	2020
Interest rate contracts:
Customer	Capital markets fees	$47	$50	$47
Mortgage banking	Mortgage banking income	(109)	(26)	52
Interest rate floors	Interest and fee income on loans and leases	—	(8)	(2)
Interest rate caps	Interest expense on long-term debt	—	89	5
Foreign exchange contracts	Capital markets fees	45	32	27
Commodities contracts	Capital markets fees	5	3	4
Equity contracts	Other noninterest expense	(9)	(8)	(4)
Total		$(21)	$132	$129
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
2022 Form 10-K 148

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities, identified by the underlying interest rate-sensitive instruments:

	At December 31, 2022
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$10,407	$—	$—	$10,407
Loans	—	24,325	175	24,500
Long-term debt	7,729	—	—	7,729
Total notional value at December 31, 2022	$18,136	$24,325	$175	$42,636

	At December 31, 2021
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$8,228	$—	$—	$8,228
Loans	—	11,150	271	11,421
Long-term debt	1,928	—	—	1,928
Total notional value at December 31, 2021	$10,156	$11,150	$271	$21,577
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for swaption collars, floors, and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in an increase to net interest income of $76 million, $337 million, and $239 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $9.5 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Consolidated Statements of Financial Condition. Huntington has also designated $869 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$875	$108	$6
Change in fair value of hedged investment securities (1)	(862)	(114)	3
Change in fair value of interest rate swaps hedging long-term debt (2)	(300)	(184)	113
Change in fair value of hedged long term debt (2)	300	187	(118)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Consolidated Statements of Income.
(2)Recognized in Interest expense - long-term debt in the Consolidated Statements of Income.
149 Huntington Bancshares Incorporated

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
	At December 31,		At December 31,
(dollar amounts in millions)	2022	2021	2022	2021
Assets
Investment securities (1)	$18,029	$17,150	$(979)	$(117)
Liabilities
Long-term debt (2)	7,175	1,981	(256)	45
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.2 billion, the cumulative basis adjustments associated with these hedging relationships was $849 million and represented a reduction to the amortized cost, and the amounts of the designated hedging instruments were $9.5 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(70) million at December 31, 2022 and $17 million at December 31, 2021.
Cash Flow Hedges
At December 31, 2022, Huntington had $24.3 billion of interest rate swaps and swaption collars. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate swaption collar contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
Gains and (losses) on interest rate floors, floor spreads, and swaps recognized in other comprehensive income (loss) after-tax were $(695) million and $(192) million for the year ended December 31, 2022 and December 31, 2021, respectively.
At December 31, 2022, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $10 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives was a net liability of $3 million and a net asset of $15 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, Huntington had commitments to sell residential real estate loans of $766 million and $2.1 billion, respectively. These contracts mature in less than one year.
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
2022 Form 10-K 150

MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Trading (losses) gains are included in mortgage banking income in the Consolidated Statement of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading (losses) gains related to MSR hedging activity is summarized in the following table:

		At December 31,
(dollar amounts in millions)		2022	2021
Notional value		$1,120	$1,330
Trading assets		4	19
Trading liabilities		(78)	—

	Year December 31,
(dollar amounts in millions)	2022	2021	2020
Trading (losses) gains	$(109)	$(26)	$52
Derivatives used in customer related activities
Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in customer related activities consist of commodity, interest rate, and foreign exchange contracts. Huntington enters into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies in order to economically hedge significant exposure related to derivatives used in customer related activities.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2022 and December 31, 2021, were $59 million and $51 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $40.7 billion and $45.1 billion at December 31, 2022 and December 31, 2021, respectively. Huntington’s credit risk from customer derivatives was $118 million and $551 million at the same dates, respectively.
Financial assets and liabilities that are offset in the Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 19 “Fair Values of Assets and Liabilities.”
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
151 Huntington Bancshares Incorporated

In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions, net of collateral that has been pledged by the counterparty, was $227 million and $44 million at December 31, 2022 and December 31, 2021, respectively. The credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At December 31, 2022, Huntington pledged $236 million of investment securities and cash collateral to counterparties, while other counterparties pledged $574 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At December 31, 2022	$2,164	$(1,808)	$356	$(7)	$(56)	$293
At December 31, 2021	1,065	(465)	600	(65)	(31)	504

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At December 31, 2022	$2,337	$(1,345)	$992	$(79)	$(118)	$795
At December 31, 2021	743	(624)	119	(3)	(116)	—
21. Variable Interest Entities
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary of, the VIE.

	At December 31, 2022
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$2,036	$1,260	$2,036
Trust Preferred Securities	14	248	—
Other Investments	522	141	522
Total	$2,572	$1,649	$2,558

	At December 31, 2021
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$1,652	$949	$1,652
Trust Preferred Securities	14	248	—
Other Investments	484	146	484
Total	$2,150	$1,343	$2,136
2022 Form 10-K 152

Trust-Preferred Securities
Huntington has certain trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as long-term debt. Refer to Note 11 “Borrowings” for the outstanding amount of debentures issued to each trust and corresponding trust securities. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

	At December 31,
(dollar amounts in millions)	2022	2021
Affordable housing tax credit investments	$2,891	$2,376
Less: amortization	(855)	(724)
Net affordable housing tax credit investments	$2,036	$1,652
Unfunded commitments	$1,260	$949
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Tax credits and other tax benefits recognized	$203	$144	$113
Proportional amortization expense included in provision for income taxes	170	126	97
There was no impairment recognized for the years ended December 31, 2022 and 2021, and 2020.
Other Investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
153 Huntington Bancshares Incorporated

22. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

	At December 31,
(dollar amounts in millions)	2022	2021
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$32,500	$27,933
Consumer	19,064	18,513
Commercial real estate	3,393	3,042
Standby letters of credit and guarantees on industrial revenue bonds	714	694
Commercial letters of credit	15	36
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
Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $27 million and $7 million at December 31, 2022 and December 31, 2021, respectively.
Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secure these instruments.
Litigation and Regulatory Matters
In the ordinary course of business, Huntington is or may be a defendant in or party to pending and threatened legal and regulatory actions and proceedings.
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
2022 Form 10-K 154

For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $10 million at December 31, 2022 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules Huntington and the Bank must also maintain the applicable capital buffer requirements, SCB or CCB, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management.
155 Huntington Bancshares Incorporated

As of December 31, 2022, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios.

		Minimum	Minimum Ratio+			Basel III
		Regulatory	Capital Buffer (1)		Well-	At December 31,
		Capital	At December 31,		Capitalized	2022		2021
(dollar amounts in millions)		Ratios	2022	2021	Minimums	Ratio	Amount	Ratio	Amount

CET1 risk-based capital	Consolidated	4.50%	7.80%	7.00%	N/A	9.36%	$13,290	9.33%	$12,249
	Bank	4.50	7.00	7.00	6.50%	9.98	14,133	10.15	13,261
Tier 1 risk-based capital	Consolidated	6.00	9.30	8.50	6.00	10.90	15,467	10.99	14,426
	Bank	6.00	8.50	8.50	8.00	10.83	15,334	11.06	14,445
Total risk-based capital	Consolidated	8.00	11.30	10.50	10.00	13.09	18,573	13.14	17,246
	Bank	8.00	10.50	10.50	10.00	12.47	17,647	12.58	16,427
Tier 1 leverage	Consolidated	4.00	N/A	N/A	N/A	8.60	15,467	8.56	14,426
	Bank	4.00	N/A	N/A	5.00	8.54	15,334	8.60	14,445
(1)    The SCB, applicable to Huntington, was 3.3% and 2.5% at December 31, 2022 and December 31, 2021, respectively. The CCB, applicable to the Bank, was 2.5% at both December 31, 2022 and December 31, 2021.
Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. At December 31, 2022, the balance of these deposits was $4.9 billion.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2022, the Bank could lend $1.8 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
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
24. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	At December 31,
(dollar amounts in millions)	2022	2021
Assets
Cash and due from banks	$3,525	$2,832
Due from The Huntington National Bank	969	297
Due from non-bank subsidiaries	25	35
Investment in The Huntington National Bank	17,384	19,297
Investment in non-bank subsidiaries	242	217
Accrued interest receivable and other assets	664	544
Total assets	$22,809	$23,222
Liabilities and shareholders’ equity
Long-term borrowings	$3,980	$3,111
Dividends payable, accrued expenses, and other liabilities	1,098	815
Total liabilities	5,078	3,926
Shareholders’ equity (1)	17,731	19,296
Total liabilities and shareholders’ equity	$22,809	$23,222
(1)See Consolidated Statements of Changes in Shareholders’ Equity.
2022 Form 10-K 156

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Income
Dividends from:
The Huntington National Bank	$1,566	$1,394	$1,527
Non-bank subsidiaries	19	19	36
Interest from:
The Huntington National Bank	16	3	4
Non-bank subsidiaries	1	1	1
Other	(1)	—	11
Total income	1,601	1,417	1,579
Expense
Personnel costs	8	6	17
Interest on borrowings	107	60	115
Other	169	230	123
Total expense	284	296	255
Income before income taxes and equity in undistributed net income of subsidiaries	1,317	1,121	1,324
Provision (benefit) for income taxes	(44)	(56)	(46)
Income before equity in undistributed net income of subsidiaries	1,361	1,177	1,370
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	853	97	(547)
Non-bank subsidiaries	24	21	(6)
Net income	$2,238	$1,295	$817
Other comprehensive (loss) income (1)	(2,869)	(421)	448
Comprehensive (loss) income	$(631)	$874	$1,265
(1)See Consolidated Statements of Comprehensive Income for other comprehensive (loss) income detail.
157 Huntington Bancshares Incorporated

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2022	2021	2020
Operating activities
Net income	$2,238	$1,295	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(877)	(118)	553
Depreciation and amortization	(22)	23	—
Other, net	(55)	(217)	89
Net cash provided by operating activities	1,284	983	1,459
Investing activities
Repayments from subsidiaries	14	8	8
Advances to subsidiaries	(503)	(59)	(256)
(Purchases)/Proceeds from sale of securities	(20)	(28)	(1)
Net cash received from business combination	(194)	248	—
Other, net	(1)	—	—
Net cash (used for) provided by investing activities	(704)	169	(249)
Financing activities
Net proceeds from issuance of medium-term notes	1,144	513	747
Payment of long-term debt	—	(1,508)	(800)
Dividends paid on common and preferred stock	(1,010)	(888)	(698)
Repurchases of common stock	—	(650)	(92)
Net proceeds from issuance of preferred stock	—	486	988
Payment to repurchase preferred stock	—	(700)	—
Other, net	(21)	(39)	(8)
Net cash provided by (used for) financing activities	113	(2,786)	137
Increase (decrease) in cash and cash equivalents	693	(1,634)	1,347
Cash and cash equivalents at beginning of year	2,832	4,466	3,119
Cash and cash equivalents at end of year	$3,525	$2,832	$4,466
Supplemental disclosure:
Interest paid	$89	$71	$113
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
2022 Form 10-K 158

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
Commercial Banking - The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, which include a comprehensive set of product offerings. Our target clients span from mid-market to large corporate (greater than $2 billion in revenue) across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. The segment is divided into five business units: (1) Middle Market Banking, (2) Corporate, Specialty, and Government Banking, (3) Asset Finance, (4) Commercial Real Estate Banking, and (5) Capital Markets.
Consumer and Business Banking - The Consumer and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including, but not limited to, checking accounts, savings accounts, money market accounts, CDs, investments, consumer loans, credit cards, and small business loans. Other financial services available to customers include mortgages, insurance, interest rate risk protection, foreign exchange, and treasury management. Business Banking is defined as serving companies with revenues up to $20 million. Consumer and Business Banking also supports origination and servicing of consumer loans and mortgages for customers who are generally located in our primary banking markets across all segments.
Vehicle Finance - Our products and services include providing financing to consumers for the purchase of automobiles, light-duty trucks, recreational vehicles, marine craft, and powersports at franchised and other select dealerships, and providing financing to franchised dealerships for the acquisition of new and used inventory. Products and services are delivered through highly specialized relationship-focused bankers and product partners.
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
159 Huntington Bancshares Incorporated

Listed in the table below is certain operating basis financial information reconciled to Huntington’s, reported results by business segment.

Income Statements (dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Year Ended December 31, 2022
Net interest income	$1,879	$2,577	$477	$232	$108	$5,273
Provision for credit losses	28	161	83	17	—	289
Noninterest income	670	1,017	13	239	42	1,981
Noninterest expense	1,061	2,434	165	320	221	4,201
Provision (benefit) for income taxes	307	210	51	28	(81)	515
Income attributable to non-controlling interest	10	—	—	—	1	11
Net income attributable to Huntington Bancshares Inc	$1,143	$789	$191	$106	$9	$2,238
Year Ended December 31, 2021
Net interest income	$1,284	$1,667	$468	$159	$524	$4,102
Provision for credit losses	4	91	(86)	16	—	25
Noninterest income	523	1,045	13	227	81	1,889
Noninterest expense	791	2,231	163	300	890	4,375
Provision (benefit) for income taxes	212	82	85	15	(100)	294
Income attributable to non-controlling interest	2	—	—	—	—	2
Net income attributable to Huntington Bancshares Inc	$798	$308	$319	$55	$(185)	$1,295
Year Ended December 31, 2020
Net interest income	$903	$1,436	$430	$160	$295	$3,224
Provision for credit losses	626	265	146	11	—	1,048
Noninterest income	364	945	9	201	72	1,591
Noninterest expense	542	1,774	141	243	95	2,795
Provision for income taxes	21	72	32	22	8	155
Net income	$78	$270	$120	$85	$264	$817

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2022	2021	2022	2021
Commercial Banking	$63,812	$57,071	$37,509	$31,845
Consumer & Business Banking	38,561	39,929	93,676	95,352
Vehicle Finance	21,461	20,752	1,136	1,401
RBHPCG	10,045	8,325	9,550	10,162
Treasury / Other	49,027	47,987	6,043	4,503
Total	$182,906	$174,064	$147,914	$143,263

2022 Form 10-K 160

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Not applicable.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2023 Proxy Statement for the 2023 Annual Meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2022 fiscal year. Portions of our 2023 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers, and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Our Executive Officers, Family Relationships, Delinquent Section 16(a) Reports, Codes of Ethics, Proposals by Shareholders for the 2024 Annual Meeting, Recommendations for Directorship, and Board Committee Information of our 2023 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers and Compensation of Directors of our 2023 Proxy Statement, which is incorporated by reference into this item.

161 Huntington Bancshares Incorporated

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2022.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2)(3) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5) (c)
Equity compensation plans approved by security holders	38,998,458	$4.07	20,602,866
Equity compensation plans not approved by security holders	—	—	—
Total	38,998,458	$4.07	20,602,866
(1)All equity compensation plan authorizations for shares of common stock provide for the number of shares to be adjusted for stock splits, stock dividends, and other changes in capitalization. The Huntington 401(k) Plan, a broad-based plan qualified under Internal Revenue Code Section 401(a) which includes Huntington common stock as one of a number of investment options available to participants, is excluded from the table.
(2)The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of RSAs, RSUs, and PSUs, and the release of DSUs.
(3)As of December 31, 2022, an additional 2,274,680 common shares, at a weighted-average exercise price of $3.32, are to be issued upon exercise or vesting under the TCF Incentive Plan, which was assumed in the acquisition of TCF, is no longer active, and for which Huntington has not reserved the right to make subsequent grants or awards.
(4)The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSAs, RSUs and PSUs and unreleased DSUs as these awards do not have an exercise price.
(5)The number of shares in this column (c) reflects the number of shares remaining available for future issuance under Huntington’s 2018 Plan, excluding shares reflected in column (a). The number of shares in this column (c) does not include shares of common stock to be issued under the following compensation plans: the Executive Deferred Compensation Plan, which provides senior officers designated by the Human Resources and Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 90% of long-term incentive awards; the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares; the Deferred Compensation for Huntington Bancshares Incorporated Directors under which directors may defer their director compensation and such amounts may be invested in shares of common stock; and the Deferred Compensation Plan for directors (now inactive) under which directors of selected subsidiaries may defer their director compensation and such amounts may be invested in shares of Huntington common stock. These plans do not contain a limit on the number of shares that may be issued under them.
The information related to item 403 of regulation S-K is set forth under the caption Ownership of Voting Stock of our 2023 Proxy Statement, which is incorporated by reference into this item.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Review, Approval, or Ratification of Transactions with Related Persons and Independence of Directors of our 2023 Proxy Statement, which are incorporated by reference into this item.
Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption Audit Matters of our 2023 Proxy Statement which is incorporated by reference into this item.
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
2022 Form 10-K 162

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of December 13, 2020, by and between Huntington Bancshares Incorporated and TCF Financial Corporation	Current Report on Form 8-K dated December 17, 2020.	001-34073	2.1
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
4.2	Description of Securities	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	4.2
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.3	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.4	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.5	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.6	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.7	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.8	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
10.9	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.10	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
163 Huntington Bancshares Incorporated

10.11	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2
10.12	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.13	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.14	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.15	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.16	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.17	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.18	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.19	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.20	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.21	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.22	*Huntington Bancshares Incorporated Amended and Restated 2018 Long-Term Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.22
10.23	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.24	*Form of 2018 Restricted Stock Unit Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.3
10.25	*Executive Deferred Compensation Plan, amended as of January 18, 2022.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.25
10.26	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018.	001-34073	10.40
10.27	Transition Agreement dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough	Current Report on Form 8-K, dated May 13, 2019.	001-34073	10.1
10.28	*Second Amendment to Huntington Supplemental 401(k) Plan dated October 22, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.1
10.29	*First Amendment to The Huntington National Bank Supplemental Retirement Income Plan dated October 23, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.2
10.30	*Management Incentive Plan effective for Plan Years Beginning On or After January 1, 2020.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-34073	10.1
10.31	*Letter Agreement dated December 13, 2020, by and between Huntington Bancshares Incorporated and Gary Torgow.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.31
10.32	*Letter Agreement dated February 2, 2021, by and between Huntington Bancshares Incorporated and Michael Jones.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.32
10.33	*Letter Agreement dated February 4, 2021, by and between Huntington Bancshares Incorporated and Thomas C. Shafer.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.33
10.34	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(d)
10.35	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(e)
10.36	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(i)
10.37	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(j)
10.38	*Amended and Restated TCF Financial 2015 Omnibus Incentive Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2018.	001-10253	10(a)
10.39	*Stock Incentive Plan of 2019.	TCF Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.	001-39009	A
10.40	*TCF 401K Supplemental Plan, as amended and restated effective January 1, 2020.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(qq)
2022 Form 10-K 164

10.41	*TCF Employees Omnibus Deferred Compensation Plan, as restated effective April 15, 2019.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(rr)
10.42	*Rabbi Trust Agreement for TCF Employees Omnibus Deferred Compensation Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(ss)
10.43	*Form of 2022 Restricted Stock Unit Agreement
14.1(P)	Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 31, 2022 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003, and revised on October 20, 2015, are available on our website at http://www.huntington.com/About-Us/corporate-governance
21.1	Subsidiaries of the Registrant
22	Subsidiary Issuers of Guaranteed Securities
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2022, formatted in Inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Denotes management contract or compensatory plan or arrangement.

165 Huntington Bancshares Incorporated

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th Day of February, 2023.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Zachary Wasserman
	Stephen D. Steinour		Zachary Wasserman
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th Day of February, 2023.

Lizabeth Ardisana *
Lizabeth Ardisana
Director

Alanna Y. Cotton *
Alanna Y. Cotton
Director

Ann B. Crane *
Ann B. Crane
Director

Robert S. Cubbin *
Robert S. Cubbin
Director

Gina D. France *
Gina D. France
Director

J. Michael Hochschwender *
J. Michael Hochschwender
Director

2022 Form 10-K 166

Richard H. King *
Richard H. King
Director

Katherine M.A. Kline *
Katherine M.A. Kline
Director

Richard W. Neu *
Richard W. Neu
Director

Kenneth J. Phelan *
Kenneth J. Phelan
Director

David L. Porteous *
David L. Porteous
Director

Roger J. Sit *
Roger J. Sit
Director

Jeffrey L. Tate *
Jeffrey L. Tate
Director

Gary Torgow *
Gary Torgow
Director

*/s/ Jana J. Litsey
Jana J. Litsey
Attorney-in-fact for each of the persons indicated
167 Huntington Bancshares Incorporated