Form 10-Q
period 2023-03-31
HUNTINGTON BANCSHARES INC /MD/
filed 2023-04-28
CIK 49196

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	1-34073	31-0724920
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
Registrant’s address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act

Title of class	Trading Symbol(s)	Name of exchange on which registered
Depositary Shares (each representing a 1/40th interest in a share of 4.500% Series H Non-Cumulative, perpetual preferred stock)	HBANP	NASDAQ
Depositary Shares (each representing a 1/1000th interest in a share of 5.70% Series I Non-Cumulative, perpetual preferred stock)	HBANM	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 6.875% Series J Non-Cumulative, perpetual preferred stock)	HBANL	NASDAQ
Common Stock—Par Value $0.01 per Share	HBAN	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,443,614,966 shares of the registrant’s common stock ($0.01 par value) outstanding on March 31, 2023.

Table of Content
HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Table of Content
Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
Capstone Partners	Capstone Enterprises LLC
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at Default
ESG	Environmental, Social, and Governance
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FTE	Fully-Taxable Equivalent or Full-Time Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
2023 1Q Form 10-Q 3

Table of Content

OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
PPP	Paycheck Protection Program
RBHPCG	Regional Banking and The Huntington Private Client Group
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled Debt Restructuring
Torana	Digital Payments Torana, Inc.
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

4 Huntington Bancshares Incorporated

Table of Content
PART I. FINANCIAL INFORMATION
When we refer to “we,” “our,” “us,” “Huntington,” and “the Company” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve and have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. This includes, but is not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. At March 31, 2023, our 1,001 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2022 Annual Report on Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2022 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Acquisitions and Divestitures
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
In March 2023, we closed the sale of our RPS business and entered into an ongoing partnership with the purchaser. The sale of our RPS business resulted in a $57 million gain including associated goodwill allocation, recorded within other noninterest income.
Summary of 2023 First Quarter Results Compared to 2022 First Quarter
For the quarter, we reported net income of $602 million, or $0.39 per diluted common share, compared with $460 million, or $0.29 per diluted common share, in the year-ago quarter.
2023 1Q Form 10-Q 5

Table of Content
Net interest income was $1.4 billion, up $263 million, or 23% from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $264 million, or 23%, from the year-ago quarter. The increase in FTE net interest income primarily reflects a 52 basis point increase in the FTE NIM to 3.40% and a $6.7 billion, or 4%, increase in average earning assets. The year-over-year increase in NIM was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds. Average earning asset growth included a $9.3 billion, or 8%, increase in average loans and leases, partially offset by decreases of $1.1 billion, or 15%, in interest-bearing deposits at the Federal Reserve Bank, $793 million, or 64%, in loans held for sale, and $768 million, or 2%, in average securities.
The provision for credit losses increased $60 million from the year-ago quarter to $85 million in the 2023 first quarter. The increase in provision expense compared to the year-ago quarter is driven by an increase in realized net credit losses, along with allowance builds in the current quarter associated with loan growth and economic uncertainty. The ACL increased $190 million from the year-ago quarter to $2.3 billion in the 2023 first quarter, or 1.90% of total loans and leases, compared to $2.1 billion, or 1.87% of total loans and leases. The increase in the total ACL was primarily driven by loan and lease growth and the increase in ACL coverage ratio reflecting the increased near-term recessionary risks in 2023.
Noninterest income was $512 million, an increase of $13 million, or 3%, and noninterest expense increased $33 million, or 3%, from the year-ago quarter. The increase in noninterest income was primarily due to the sale of our RPS business which resulted in a $57 million gain including associated goodwill allocation, recorded within other noninterest income, and an increase in capital market fees, partially offset by decreases in gain on sale of loans, mortgage banking income, and service charges on deposit accounts. The increase in noninterest expense was primarily due to $36 million of voluntary retirement program expense and $6 million of organizational realignment expense, and additional increase in personnel costs, partially offset by reductions in acquisition-related expenses and equipment expense.
Total assets at March 31, 2023 were $189.1 billion, an increase of $6.2 billion, or 3%, compared to December 31, 2022. The increase in total assets was primarily driven by increases in interest-bearing deposits at Federal Reserve Bank of $3.9 billion, or 79%, and loans and leases of $1.7 billion, or 1%, driven by an increase in commercial loans and leases. Total liabilities at March 31, 2023 were $170.3 billion, an increase of $5.1 billion, or 3%, compared to December 31, 2022. The increase in total liabilities was primarily driven by an increase in total debt of $8.3 billion, or 70%, partially offset by a decrease in total deposits of $2.6 billion, or 2%, largely due to lower commercial core deposits.
The tangible common equity to tangible assets ratio was 5.77% at March 31, 2023, up 22 basis points from December 31, 2022, primarily due to an increase in tangible common equity related to current period earnings and improved AOCI. CET1 risk-based capital ratio was 9.55%, up from 9.36% from December 31, 2022. The increase in regulatory capital ratios was primarily driven by current period earnings, partially offset by dividends and the CECL transitional amount.
In January 2023, the Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. Huntington repurchased no shares of common stock under the current repurchase authorization in the three months ended March 31, 2023. As part of our 2023 capital plan to grow capital and current expectation that organic capital will be used for funding loan and lease growth, we do not expect to utilize the share repurchase program during 2023. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
6 Huntington Bancshares Incorporated

Table of Content
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
Growth in economic activity and demand for goods and services, alongside labor shortages, supply chain complications and geopolitical matters, have contributed to rising inflation. In response, the Federal Reserve has raised interest rates and had begun reducing the size of its balance sheet. On March 10 and March 12, 2023, Silicon Valley Bank and Signature Bank, respectively, were closed by regulators with the FDIC appointed as receiver. The closures of those banks and adverse developments affecting other banks in March 2023 resulted in heightened levels of market activity and volatility. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as an economic slowdown or recession. Our economic forecast assumes a mild recession in 2023 with growth returning in 2024. We expect inflation to moderate through 2023 as the Federal Reserve actions take effect, but that will result in lower GDP growth and higher unemployment until the economy begins to rebound into 2024.
Our results this quarter reflect continued discipline expense management, continued investments to drive sustainable revenue growth, and solid capital levels, despite the market disruption. Credit continues to perform well in keeping with our aggregate moderate-to-low, through-the-cycle risk appetite. With our disciplined and proactive approach, we believe Huntington is well positioned to manage through the uncertain economic outlook on the horizon. We remain focused on delivering profitable growth and driving value for our shareholders.
Other Recent Developments
In the aftermath of the recent bank failures, we expect that the banking agencies will propose certain actions, including reforms that will require higher capital, including increased requirements to issue long-term debt, as well as special assessments to repay losses to the FDIC’s Deposit Insurance Fund. It is not yet possible to quantify the impact of these potential actions.
DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance on a consolidated basis. Key unaudited consolidated balance sheet and unaudited income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”

2023 1Q Form 10-Q 7

Table of Content

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
	March 31,	March 31,	Change
(amounts in millions, except per share data)	2023	2022	Amount	Percent
Interest income	$2,028	$1,195	$833	70%
Interest expense	619	49	570	NM
Net interest income	1,409	1,146	263	23
Provision for credit losses	85	25	60	NM
Net interest income after provision for credit losses	1,324	1,121	203	18
Service charges on deposit accounts	83	97	(14)	(14)
Card and payment processing income	93	86	7	8
Capital markets fees	59	42	17	40
Trust and investment management services	62	65	(3)	(5)
Mortgage banking income	26	49	(23)	(47)
Leasing revenue	26	35	(9)	(26)
Insurance income	34	31	3	10
Gain on sale of loans	3	28	(25)	(89)
Bank owned life insurance income	16	17	(1)	(6)
Net gains on sales of securities	1	—	1	NM
Other noninterest income	109	49	60	122
Total noninterest income	512	499	13	3
Personnel costs	649	580	69	12
Outside data processing and other services	151	165	(14)	(8)
Equipment	64	81	(17)	(21)
Net occupancy	60	64	(4)	(6)
Marketing	25	21	4	19
Professional services	16	19	(3)	(16)
Deposit and other insurance expense	20	18	2	11
Amortization of intangibles	13	14	(1)	(7)
Lease financing equipment depreciation	8	14	(6)	(43)
Other noninterest expense	80	77	3	4
Total noninterest expense	1,086	1,053	33	3
Income before income taxes	750	567	183	32
Provision for income taxes	144	105	39	37
Income after income taxes	606	462	144	31
Income attributable to non-controlling interest	4	2	2	100
Net income attributable to Huntington	602	460	142	31
Dividends on preferred shares	29	28	1	4
Net income applicable to common shares	$573	$432	$141	33%
Average common shares—basic	1,443	1,438	5	—%
Average common shares—diluted	1,469	1,464	5	—
Net income per common share—basic	$0.40	$0.30	$0.10	33
Net income per common share—diluted	0.39	0.29	0.10	34
Return on average total assets	1.32%	1.05%
Return on average common shareholders’ equity	14.6	10.4
Return on average tangible common shareholders’ equity (1)	23.1	15.8
Net interest margin (2)	3.40	2.88
Efficiency ratio (3)	55.6	62.9
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,409	$1,146	$263	23%
FTE adjustment (2)	9	8	1	13
Net interest income, FTE (non-GAAP) (2)	1,418	1,154	264	23
Noninterest income	512	499	13	3
Total revenue, FTE (non-GAAP) (2)	$1,930	$1,653	$277	17%
(1)Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability and calculated assuming a 21% tax rate.
(2)On an FTE basis assuming a 21% tax rate.
(3)Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.
8 Huntington Bancshares Incorporated

Table of Content
Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin
	Three Months Ended
	March 31, 2023			March 31, 2022			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (2)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$6,101	$71	4.65%	$7,195	$3	0.17%	$(1,094)	(15)%
Interest-bearing deposits in banks	249	5	8.50	174	—	0.15	75	43
Securities:
Trading account securities	21	—	5.37	46	—	3.39	(25)	(54)
Available-for-sale securities:
Taxable	21,368	232	4.34	24,205	90	1.49	(2,837)	(12)
Tax-exempt	2,640	29	4.40	2,886	22	3.00	(246)	(9)
Total available-for-sale securities	24,008	261	4.35	27,091	112	1.65	(3,083)	(11)
Held-to-maturity securities—taxable	16,977	102	2.41	14,556	66	1.81	2,421	17
Other securities	886	10	4.35	967	5	1.88	(81)	(8)
Total securities	41,892	373	3.56	42,660	183	1.72	(768)	(2)
Loans held for sale	450	7	5.85	1,243	10	3.15	(793)	(64)
Loans and leases: (3)
Commercial:
Commercial and industrial	46,110	643	5.58	41,397	392	3.79	4,713	11
Commercial real estate	16,600	276	6.65	15,063	114	3.01	1,537	10
Lease financing	5,209	68	5.25	4,912	61	4.93	297	6
Total commercial	67,919	987	5.82	61,372	567	3.69	6,547	11
Consumer:
Residential mortgage	22,327	190	3.41	19,505	146	2.99	2,822	14
Automobile	13,245	129	3.94	13,463	112	3.38	(218)	(2)
Home equity	10,258	181	7.14	10,414	102	3.99	(156)	(1)
RV and marine	5,366	58	4.42	5,103	52	4.15	263	5
Other consumer	1,305	36	11.18	1,285	28	8.96	20	2
Total consumer	52,501	594	4.57	49,770	440	3.57	2,731	5
Total loans and leases	120,420	1,581	5.27	111,142	1,007	3.64	9,278	8
Total earning assets	169,112	2,037	4.89	162,414	1,203	3.00	6,698	4
Cash and due from banks	1,598			1,648			(50)	(3)
Goodwill and other intangible assets	5,759			5,584			175	3
All other assets	10,568			10,013			555	6
Allowance for loan and lease losses	(2,143)			(2,047)			(96)	(5)
Total assets	$184,894			$177,612			$7,282	4%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$40,654	$132	1.32%	$40,634	$3	0.03%	$20	—%
Money market deposits	37,301	172	1.87	32,672	4	0.05	4,629	14
Savings and other domestic deposits	19,877	3	0.07	21,316	1	0.02	(1,439)	(7)
Core certificates of deposit (4)	5,747	43	3.01	2,560	1	0.14	3,187	124
Other domestic deposits of $250,000 or more	252	2	2.45	316	—	0.08	(64)	(20)
Negotiable CDs, brokered and other deposits	4,815	54	4.56	3,453	2	0.17	1,362	39
Total interest-bearing deposits	108,646	406	1.52	100,951	11	0.04	7,695	8
Short-term borrowings	4,371	60	5.56	4,728	7	0.57	(357)	(8)
Long-term debt	11,047	153	5.52	6,914	31	1.83	4,133	60
Total interest-bearing liabilities	124,064	619	2.02	112,593	49	0.18	11,471	10
Demand deposits—noninterest-bearing	37,498			41,966			(4,468)	(11)
All other liabilities	5,056			3,964			1,092	28
Total liabilities	166,618			158,523			8,095	5
Total Huntington shareholders’ equity	18,231			19,064			(833)	(4)
Non-controlling interest	45			25			20	80
Total equity	18,276			19,089			(813)	(4)
Total liabilities and equity	$184,894			$177,612			$7,282	4%
Net interest rate spread			2.87			2.82
Impact of noninterest-bearing funds on margin			0.53			0.06
Net interest margin/NII (FTE)		$1,418	3.40%		$1,154	2.88%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.

2023 1Q Form 10-Q 9

Table of Content
Net Interest Income
Net interest income for the 2023 first quarter increased $263 million, or 23%, from the 2022 first quarter. FTE net interest income, a non-GAAP financial measure, for the 2023 first quarter increased $264 million, or 23%, from the 2022 first quarter. The increase in FTE net interest income primarily reflects a 52 basis point increase in the FTE NIM to 3.40% and a $6.7 billion, or 4%, increase in average total earning assets. The NIM expansion was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds.
Net interest income for the 2023 first quarter included $10 million of net interest income from purchase accounting accretion and accelerated PPP loan fees recognized upon forgiveness payments from the SBA, compared to $30 million in the 2022 first quarter.
Average Balance Sheet
Average assets for the 2023 first quarter increased $7.3 billion, or 4%, to $184.9 billion from the 2022 first quarter, primarily due to an increase in average loans and leases of $9.3 billion, or 8%, partially offset by decreases in average interest-bearing deposits at the Federal Reserve Bank of $1.1 billion, or 15%, loans held for sale of $793 million, or 64%, and total securities of $768 million, or 2%. The increase in average loans and leases was driven by organic growth in average commercial loans and leases of $6.5 billion, or 11%, and average consumer loans of $2.7 billion, or 5%.
Average liabilities increased $8.1 billion, or 5%, from the 2022 first quarter, primarily due to increases in average borrowings and deposits. Average borrowings increased $3.8 billion, or 32%, driven by new debt issuances and higher FHLB borrowings reflecting actions taken as part of normal management of funding needs. Total average deposits increased $3.2 billion, or 2%, primarily due to an increase in average interest-bearing deposits of $7.7 billion, largely due to increases in average money market and certificate of deposits, partially offset by a decrease in noninterest-bearing deposits of $4.5 billion.
Average shareholders’ equity decreased $833 million, or 4%, from the 2022 first quarter primarily due to an increase in average accumulated other comprehensive loss driven by changes in interest rates, partially offset by earnings.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ACL at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio, and unfunded lending commitments.
The provision for credit losses for the 2023 first quarter was $85 million, an increase of $60 million, compared to the 2022 first quarter. The increase in provision expense compared to the year-ago quarter was driven by an increase in realized net credit losses, along with allowance builds in the current quarter associated with loan and lease growth and economic uncertainty.
The components of the provision for credit losses were as follows:

Table 3 - Provision for Credit Losses
	Three Months Ended
	March 31,	March 31,
(dollar amounts in millions)	2023	2022
Provision for loan and lease losses	$78	$7
Provision for unfunded lending commitments	7	14
Provision for securities	—	4
Total provision for credit losses	$85	$25
10 Huntington Bancshares Incorporated

Table of Content
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 4 - Noninterest Income
	Three Months Ended		1Q23 vs. 1Q22
	March 31,	March 31,	Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Service charges on deposit accounts	$83	$97	$(14)	(14)%
Card and payment processing income	93	86	7	8
Capital markets fees	59	42	17	40
Trust and investment management services	62	65	(3)	(5)
Mortgage banking income	26	49	(23)	(47)
Leasing revenue	26	35	(9)	(26)
Insurance income	34	31	3	10
Gain on sale of loans	3	28	(25)	(89)
Bank owned life insurance income	16	17	(1)	(6)
Net gains on sales of securities	1	—	1	100
Other noninterest income	109	49	60	122
Total noninterest income	$512	$499	$13	3%
Noninterest income for the 2023 first quarter was $512 million, an increase of $13 million, or 3%, from the year-ago quarter. Other noninterest income increased $60 million primarily reflecting a $57 million gain on the sale of our RPS business, including associated goodwill allocation. Capital markets fees increased $17 million, or 40%, primarily reflecting Capstone Partners related advisory fees. Partially offsetting these increases, gain on sale of loans decreased $25 million, or 89%, resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination. Mortgage banking income decreased $23 million, or 47%, primarily reflecting lower salable volume and spreads. Service charges on deposit accounts decreased $14 million, or 14%, primarily reflecting impact from deposit pricing and program changes.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 5 - Noninterest Expense
	Three Months Ended		1Q23 vs. 1Q22
	March 31,	March 31,	Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Personnel costs	$649	$580	$69	12%
Outside data processing and other services	151	165	(14)	(8)
Equipment	64	81	(17)	(21)
Net occupancy	60	64	(4)	(6)
Marketing	25	21	4	19
Professional services	16	19	(3)	(16)
Deposit and other insurance expense	20	18	2	11
Amortization of intangibles	13	14	(1)	(7)
Lease financing equipment depreciation	8	14	(6)	(43)
Other noninterest expense	80	77	3	4
Total noninterest expense	$1,086	$1,053	$33	3%
Number of employees (average full-time equivalent)	20,198	19,722	476	2%
2023 1Q Form 10-Q 11

Table of Content
Noninterest expense for the 2023 first quarter was $1.1 billion, an increase of $33 million, or 3%, from the year-ago quarter. There were no acquisition-related expenses for the 2023 first quarter, compared to $46 million in the year-ago quarter. Personnel costs increased $69 million, or 12%, primarily reflecting $36 million of voluntary retirement program expense and $6 million of organizational realignment expense, in addition to higher expense due to the impact of the Capstone Partners acquisition. Partially offsetting this increase, equipment expense decreased $17 million, or 21%, primarily reflecting timing of technology equipment purchases and amortization. Outside data processing and other services decreased $14 million, or 8%, primarily reflecting a decrease in acquisition-related expenses of $25 million, partially offset by higher technology investments.
Provision for Income Taxes
The provision for income taxes in the 2023 first quarter was $144 million, compared to $105 million in the 2022 first quarter. Both periods included the benefits from general business credits, capital losses, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rates for the 2023 first quarter and 2022 first quarter were 19.2% and 18.5%, respectively. The variance between the 2023 first quarter compared to the 2022 first quarter provision for income taxes and effective tax rates relates primarily to higher pretax income and non-deductible items.
The net federal deferred tax asset was $294 million, and the net state deferred tax asset was $82 million at March 31, 2023.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2016. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2018.
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
We classify/aggregate risk into seven risk pillars; credit, market, liquidity, operational, compliance, strategic, and reputation. More information on risk can be found in Item 1A Risk Factors below, the Risk Factors section included in Item 1A of our 2022 Annual Report on Form 10-K and subsequent filings with the SEC. The MD&A included in our 2022 Annual Report on Form 10-K should be read in conjunction with this MD&A, as this discussion provides only material updates to the 2022 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2022 Annual Report on Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 3 “Investment Securities and Other Securities” of the Notes to the Unaudited Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, swaptions, swaption collars, and floors are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
12 Huntington Bancshares Incorporated

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
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2022 Annual Report on Form 10-K for a brief description of each portfolio segment.
The table below provides the composition of our total loan and lease portfolio:

Table 6 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	At March 31, 2023		At December 31, 2022
Commercial:
Commercial and industrial	$47,049	40%	$45,127	38%
Commercial real estate	16,377	13	16,634	14
Lease financing	5,244	4	5,252	4
Total commercial	68,670	57	67,013	56
Consumer:
Residential mortgage	22,472	19	22,226	19
Automobile	13,187	11	13,154	11
Home equity	10,166	8	10,375	9
RV and marine	5,404	4	5,376	4
Other consumer	1,280	1	1,379	1
Total consumer	52,509	43	52,510	44
Total loans and leases	$121,179	100%	$119,523	100%
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
Commercial Credit
Refer to the “Commercial Credit” section of our 2022 Annual Report on Form 10-K for our commercial credit underwriting and on-going credit management processes.
Consumer Credit
Refer to the “Consumer Credit” section of our 2022 Annual Report on Form 10-K for our consumer credit underwriting and on-going credit management processes.
2023 1Q Form 10-Q 13

Table of Content
The table below provides our total loan and lease portfolio by industry type:

Table 7 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At March 31, 2023		At December 31, 2022
Commercial loans and leases:
Real estate and rental and leasing	$16,407	14%	$16,310	14%
Retail trade (1)	11,164	9	9,894	8
Manufacturing	8,019	7	7,809	7
Finance and insurance	5,033	4	5,005	4
Health care and social assistance	4,361	4	4,293	4
Wholesale Trade	3,734	3	3,922	3
Transportation and warehousing	3,279	3	3,246	3
Accommodation and food services	3,261	3	3,335	3
Professional, scientific, and technical services	2,054	2	1,899	2
Other Services	1,919	2	2,097	2
Construction	1,735	1	1,757	1
Utilities	1,604	1	1,298	1
Admin./Support/Waste Mgmt. and Remediation Services	1,421	1	1,370	1
Arts, entertainment, and recreation	1,304	1	1,424	1
Information	1,300	1	1,167	1
Public administration	656	1	667	1
Educational services	471	—	513	—
Agriculture, forestry, fishing, and hunting	413	—	455	—
Mining, quarrying, and oil and gas extraction	201	—	196	—
Management of companies and enterprises	117	—	127	—
Unclassified/other	217	—	229	—
Total commercial loans and leases by industry category	68,670	57	67,013	56
Residential mortgage	22,472	19	22,226	19
Automobile	13,187	11	13,154	11
Home equity	10,166	8	10,375	9
RV and marine	5,404	4	5,376	4
Other consumer loans	1,280	1	1,379	1
Total loans and leases	$121,179	100%	$119,523	100%
(1)    Amounts include $2.4 billion and $2.3 billion of auto dealer services loans at March 31, 2023 and December 31, 2022, respectively.
Credit Quality
(This section should be read in conjunction with Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Consolidated Financial Statements.)
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
Credit quality performance in the 2023 first quarter reflected NCOs of $57 million, or 0.19% of average total loans and leases, annualized, an increase of $38 million, compared to $19 million, or 0.07%, in the year-ago quarter. The increase was driven by a $39 million increase in Commercial NCOs to $29 million in the 2023 first quarter, reflecting realized net credit losses in the current period, compared to net credit recoveries in the prior year period. NPAs decreased from December 31, 2022 by $16 million, or 3%, largely driven by a decrease in commercial and industrial NALs.
14 Huntington Bancshares Incorporated

Table of Content
NPAs and NALs
(This section should be read in conjunction with Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2022 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $373 million of commercial related NALs at March 31, 2023, $218 million, or 58%, represent loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail:

Table 8 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
Nonaccrual loans and leases (NALs):
Commercial and industrial	$273	$288
Commercial real estate	86	92
Lease financing	14	18
Residential mortgage	81	90
Automobile	4	4
Home equity	74	76
RV and marine	1	1
Total nonaccrual loans and leases	533	569
Other real estate, net:
Residential	20	11
Total other real estate, net	20	11
Other NPAs (1)	25	14
Total nonperforming assets	$578	$594

Nonaccrual loans and leases as a % of total loans and leases	0.44%	0.48%
NPA ratio (2)	0.48	0.50
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
ACL
(This section should be read in conjunction with Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Consolidated Financial Statements.)
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
2023 1Q Form 10-Q 15

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
The baseline scenario used for the 2023 first quarter assumes a weaker pace of job growth will cause the unemployment rate to gradually increase to 4.0% by the end of 2024. The overnight federal funds rate is forecasted to increase to a peak rate of approximately 4.8% in the second quarter of 2023 as the Federal Reserve continues to address the elevated inflation levels. The expectation is that the Federal Reserve would then start to cut rates early in 2024, although monetary policy remains restrictive until the end of 2025. The federal funds rate returns to its neutral rate in early 2026. Inflation is forecasted to drop from an average of 8.0% in 2022, to 3.9% in 2023 and to 2.4% in 2024 as a result of the Federal Reserve’s actions, and as inflation pressures stemming from U.S supply chain stress, U.S labor market conditions, the housing market and global energy prices soften. The GDP forecast is relatively unchanged from the prior quarter, forecasted to be 2.6% by the end of 2024.
Management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating that quantitative estimate for the allowance The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2022:

Table 9 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2022	2023		2024
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2022	3.7%	3.9%	4.1%	4.1%	3.9%
1Q 2023	N/A	3.4	3.7	3.9	4.0

Gross Domestic Product (1)
4Q 2022	(0.1)%	0.4%	2.0%	2.3%	2.7%
1Q 2023	N/A	1.0	2.1	2.4	2.6

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
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2023 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
16 Huntington Bancshares Incorporated

Table of Content
Our ACL methodology committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded lending commitments, where appropriate. Losses related to the unfunded lending commitments are then recorded as AULC within other liabilities in the Unaudited Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (See Note 1 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K.)
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. For further information, including the ALLL and AULC activity by portfolio segment, refer to Note 5 “Allowance for Credit Losses” of the Notes to the Unaudited Consolidated Financial Statements.
The table below reflects the allocation of our ALLL among our various loan and lease categories and the reported ACL:

Table 10 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At March 31, 2023			At December 31, 2022
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$915	43%	40%	$890	42%	38%
Commercial real estate	492	23	13	482	23	14
Lease financing	50	2	4	52	2	4
Total commercial	1,457	68	57	1,424	67	56
Consumer
Residential mortgage	176	8	19	187	8	19
Automobile	151	7	11	141	7	11
Home equity	118	6	8	105	5	9
RV and marine	144	7	4	143	7	4
Other consumer	96	4	1	121	6	1
Total consumer	685	32	43	697	33	44
Total ALLL	2,142	100%	100%	2,121	100%	100%
AULC	157			150
Total ACL	$2,299			$2,271
Total ALLL as a % of
Total loans and leases	1.77%			1.77%
Nonaccrual loans and leases	402			373
NPAs	371			357
Total ACL as % of
Total loans and leases	1.90%			1.90%
Nonaccrual loans and leases	431			400
NPAs	398			382
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At both March 31, 2023 and December 31, 2022, the ACL was $2.3 billion, or 1.90% of total loans and leases. The marginal absolute increase in the total ACL was driven by loan and lease growth.
2023 1Q Form 10-Q 17

Table of Content
NCOs
The table below reflects NCO detail for the three-month periods ended March 31, 2023 and 2022:

Table 11 - Quarterly Net Charge-off Analysis
	Three Months Ended
	March 31,	March 31,
(dollar amounts in millions)	2023	2022
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$16	$(23)
Commercial real estate	18	8
Lease financing	(5)	5
Total commercial	29	(10)
Consumer:
Residential mortgage	—	—
Automobile	5	—
Home equity	(1)	(1)
RV and marine	2	3
Other consumer	22	27
Total consumer	28	29
Total net charge-offs	$57	$19

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.14%	(0.22)%
Commercial real estate	0.42	0.22
Lease financing	(0.37)	0.40
Total commercial	0.17	(0.06)
Consumer:
Residential mortgage	0.01	—
Automobile	0.14	0.01
Home equity	(0.02)	(0.03)
RV and marine	0.18	0.20
Other consumer	6.37	8.46
Total consumer	0.21	0.23
Net charge-offs as a % of average loans and leases	0.19%	0.07%
NCOs were an annualized 0.19% of average loans and leases in the current quarter, up from 0.07% in the 2022 first quarter. NCOs for the commercial portfolios were higher, with annualized net charge-offs of 0.17% in the current quarter, compared to net recoveries of 0.06% in the year-ago quarter, reflecting the continued normalization of net charge-offs. Consumer charge-offs were modestly lower in the quarter, compared to the year-ago quarter.
18 Huntington Bancshares Incorporated

Table of Content
Market Risk
(This section should be read in conjunction with the “Market Risk” section appearing in Huntington’s 2022 Annual Report on Form 10-K for our on-going market risk management processes.)
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
We measure market risk exposure via financial simulation models, which provide management with insights on the potential impact to net interest income and other key metrics as a result of changes in market interest rates. Models are used to simulate cash flows and accrual characteristics of the balance sheet based on assumptions regarding the slope or shape of the yield curve, the direction and volatility of interest rates, and the changing composition and characteristics of the balance sheet resulting from strategic objectives and customer behavior. Our models incorporate market-based assumptions that include the impact of changing interest rates on prepayment rates of assets and runoff rates of deposits. The models also include our projections of the future volume and pricing of various business lines.
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

Table 12 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At March 31, 2023	-6.1	-2.9	2.8	5.5
At December 31, 2022	-4.1	-2.0	2.0	4.0
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a variety of interest rate scenarios. The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual “ramp” -200, -100, +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next twelve months.
The NII at Risk shows that the balance sheet is asset sensitive at both March 31, 2023, and December 31, 2022. The change in sensitivity is primarily driven by changes in the funding mix and hedging activity, including entering into pay-fixed swaps and terminating receive-fixed swaps.
2023 1Q Form 10-Q 19

Table of Content

Table 13 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At March 31, 2023	-0.9	0.9	-3.2	-8.4
At December 31, 2022	9.0	5.9	-8.0	-17.3
EVE at Risk provides a sensitivity analysis on shareholder’s equity for longer-term interest rate risk in the banking book. The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -200, -100, +100 and +200 basis point parallel “shock” scenarios.
The change in sensitivity from December 31, 2022 was driven primarily by deposit runoff rate changes, changes in the yield curve and hedging throughout the period.
As of March 31, 2023, Huntington had outstanding LIBOR-based instruments that mature after June 30, 2023, including, loan and lease exposures totaling approximately $16 billion, notional derivative exposure totaling approximately $32 billion, securities of approximately $1 billion, and long-term debt of $347 million. To address the discontinuance of LIBOR in its current form, we established a LIBOR transition team and project plan under the oversight of the CRO and CFO, providing periodic updates to the ROC. Contract remediation efforts coordinated by the LIBOR transition team are scheduled for completion by June 2023. Source systems have been updated to support alternative reference rates. At this time alternative reference rates are predominantly SOFR based. As such, we have developed a SOFR-enabled interest rate risk monitoring framework and a strategy for managing interest rate risk during the transition from LIBOR to SOFR. We continue to monitor market developments and legislative and regulatory updates.
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
Table 14 shows all swap, swaption, swaption collar and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 “Derivative Financial Instruments” of the Notes to Unaudited Consolidated Financial Statements.
The following tables present additional information about the interest rate swaps, swaptions, swaption collars, and floors used in Huntington’s asset and liability management activities at March 31, 2023 and December 31, 2022.
20 Huntington Bancshares Incorporated

Table of Content

Table 14 - Weighted-Average Maturity, Receive Rate and SOFR/LIBOR Reset Rate on Asset Liability Management Instruments
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
At March 31, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive 1 month LIBOR	$8,115	3.68	$710	0.93%	4.81%
Pay Fixed - Receive SOFR	2,866	4.45	90	2.54	2.17
Pay Fixed - Receive SOFR - forward starting (2)	980	9.17	3	2.85	—
Loans:
Receive Fixed - Pay SOFR - forward starting (3)	2,000	4.68	(18)	2.83	—
Receive Fixed - Pay 1 month LIBOR	3,275	0.66	(65)	1.62	4.74
Receive Fixed - Pay SOFR	9,750	3.65	(233)	2.74	4.28
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	1.60	(47)	2.01	4.71
Receive Fixed - Pay SOFR	6,299	4.66	(111)	3.16	3.41
Purchased swaption collars
Purchased Interest Rate Swaption Collars (4)	2,800	0.11	27	3.18 / 4.27	—
Purchased floors
Purchased Floor Spread - SOFR (4)	1,550	2.95	19	2.90 / 3.90	—
Purchased Floor Spread - SOFR forward starting (4)	3,450	3.08	46	2.99 / 3.99	—
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (5)	174	3.33	—	4.83	4.83
Pay Fed Fund - Receive SOFR (economic hedges) (5)	1	12.56	—	4.87	4.83
Purchased swaptions
Pay Fixed - Receive SOFR Swaptions (economic hedges)	1,500	1.00	3	5.05	—
Total swap portfolio (6)	$44,190		$424

At December 31, 2022
Asset conversion swaps
Securities (1):
Pay Fixed - Receive 1 month LIBOR	$8,024	3.89	$834	0.93%	4.37%
Pay Fixed - Receive SOFR	366	7.02	49	1.46	3.82
Pay Fixed - Receive 1 month LIBOR - forward starting (7)	91	7.31	12	1.62	—
Pay Fixed - Receive SOFR - forward starting (8)	1,926	6.17	85	2.17	—
Loans:
Receive Fixed - Pay SOFR - forward starting (9)	2,950	4.91	(109)	2.64	—
Receive Fixed - Pay 1 month LIBOR	7,875	1.41	(390)	1.21	4.20
Receive Fixed - Pay SOFR	8,700	3.55	(351)	2.57	3.90
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	1.85	(60)	2.01	4.25
Receive Fixed - Pay SOFR	6,299	4.91	(201)	3.16	3.36
Purchased swaption collars
Purchased Interest Rate Swaption Collars (4)	4,800	0.27	(6)	2.87 / 4.05	—
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (5)	174	3.58	—	4.33	4.31
Pay Fed Fund - Receive SOFR (economic hedges) (5)	1	12.81	—	4.35	4.33
Total swap portfolio (6)	$42,636		$(137)
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from April 2023 to October 2027.
(3)Forward starting swaps effective starting from April 2023 to January 2025.
(4)The weighted average fixed rates for floor spread and swaption collars are the weighted average strike rates for the upper and lower bounds of the instruments.
(5)Swaps have variable pay and variable receive resets. Weighted Average Fixed Rate column represents pay rate reset.
(6)LIBOR swap instruments that have maturities beyond July 2023 will transition to a SOFR-based rate.
(7)Forward starting swaps effective starting from January 2023 to February 2023.
(8)Forward starting swaps effective starting from January 2023 to October 2027.
(9)Forward starting swaps effective starting from January 2023 to July 2024.
2023 1Q Form 10-Q 21

Table of Content
During the first quarter of 2023, we entered into $1.5 billion of interest rate swaptions with an average strike price of 5.05% to reduce the impact on capital from rising rates. These swaptions are economic hedges of interest rate risk attributable to our investment securities with the change in value of these instruments recorded in other noninterest income.

MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Consolidated Financial Statements.)
At March 31, 2023, we had a total of $485 million of capitalized MSRs representing the right to service $32.5 billion in mortgage loans.
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
MSR assets are included in servicing rights and other intangible assets in the Unaudited Consolidated Financial Statements.
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
Liquidity Risk
(This section should be read in conjunction with the “Liquidity Risk” section appearing in Huntington’s 2022 Annual Report on Form 10-K for our on-going liquidity risk management processes.)
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. The goal of liquidity management is to ensure adequate, stable, reliable, and cost-effective sources of funds to satisfy changes in loan and lease demand, unexpected levels of deposit withdrawals, investment opportunities, and other contractual obligations. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We mitigate liquidity risk by maintaining liquid assets in the form of cash and cash equivalents and securities. In addition, we maintain a large, stable core deposit base and a diversified base of readily available wholesale funding sources, including advances from the FHLB through pledged borrowing capacity, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. At March 31, 2023, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
22 Huntington Bancshares Incorporated

Table of Content
We maintain a contingency funding plan that provides for liquidity stress testing, which assesses the potential erosion of funds in the event of an institution-specific event or systemic financial market crisis. Examples of institution specific events could include a downgrade in our public credit rating by a rating agency, a large charge to earnings, declines in profitability or other financial measures, declines in liquidity sources including reductions in deposit balances or access to contingent funding sources, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, seizure of a major financial institution, or the default or bankruptcy of a major, corporation, mutual fund, or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The contingency funding plan outlines the process for addressing a liquidity crisis and provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period.
Our largest source of liquidity on a consolidated basis is core deposits, which provide stable and lower-cost funding. Core deposits were $140.4 billion at March 31, 2023 which comprised 97% of total deposits, compared to $142.1 billion, and 96% of total deposits, at December 31, 2022. The decrease in core deposits, compared to December 31, 2022, was primarily driven by a decrease in commercial core deposits driven by seasonality and shifts to off-balance sheet liquidity solutions we provide for our customers, partially offset by an increase in consumer core deposits. Our core deposits come from a base of primary bank customer relationships and we continue to focus on acquiring and deepening those relationships resulting in our granular and diversified deposit base.
The following table reflects deposit composition detail.

Table 15 - Deposit Composition

(dollar amounts in millions)	At March 31, 2023		At December 31, 2022
Total deposits by type:
Demand deposits—noninterest-bearing	$36,789	25%	$38,242	26%
Demand deposits—interest-bearing	39,827	28	43,136	29
Money market deposits	37,276	26	36,082	24
Savings and other domestic deposits	19,546	13	20,357	14
Core certificates of deposit (1)	6,981	5	4,324	3
Total core deposits:	140,419	97	142,141	96
Other domestic deposits of $250,000 or more	282	—	220	—
Negotiable CDs, brokered and other deposits	4,577	3	5,553	4
Total deposits	$145,278	100%	$147,914	100%

Total core deposits:
Commercial	$61,132	44%	$64,107	45%
Consumer	79,287	56	78,034	55
Total core deposits	$140,419	100%	$142,141	100%

Total deposits (insured/uninsured):
Insured deposits	$100,186	69%	$100,631	68%
Uninsured deposits (2)	45,092	31	47,283	32
Total deposits	$145,278	100%	$147,914	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
(2)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer facing and are therefore eliminated through consolidation. Bank Call Report uninsured deposit balances are reported gross at $52.8 billion, which includes $7.7 billion of inter-company deposits as of March 31, 2023, and $84.6 billion, which includes $37.3 billion of inter-company deposits as of December 31, 2022. Additionally, of the total uninsured deposits, $6.4 billion and $5.8 billion are secured by collateral, at March 31, 2023 and December 31, 2022, respectively.
Cash and cash equivalents were $10.4 billion and $6.7 billion at March 31, 2023 and December 31, 2022, respectively. The $3.7 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to support short-term liquidity.
2023 1Q Form 10-Q 23

Table of Content
Total securities were $42.4 billion at March 31, 2023, compared to $41.3 billion at December 31, 2022. The $1.0 billion increase in securities compared to December 31, 2022, was primarily due to unrealized gain on available for sale securities and an increase in FHLB stock during the period. At March 31, 2023, the duration of the securities portfolio was 4.7 years, or 3.7 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At March 31, 2023, securities with market value of $8.7 billion were unpledged.
Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $24.8 billion at March 31, 2023, compared to $17.5 billion at December 31, 2022. The increase from year-end is primarily due to an increase in FHLB borrowings.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At March 31, 2023, these core deposits funded 74% of total assets (116% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through core deposits and cash and cash equivalents, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale.
The Bank maintains borrowing capacity at the FHLB and the Federal Reserve secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding, however, could be used as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2023, the Bank’s available contingent borrowing capacity at the FHLB and Federal Reserve totaled $51.1 billion, compared to $53.5 billion at December 31, 2022. We continue to optimize borrowing capacity and early in the second quarter the Bank pledged incremental assets which, after receiving approval from the Federal Reserve, resulted in an increase in overall borrowing capacity of approximately $24 billion. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
At March 31, 2023, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had $3.0 billion and $3.5 billion at March 31, 2023 and December 31, 2022 in cash and cash equivalents, respectively.
On April 19, 2023, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on July 3, 2023, to shareholders of record on June 19, 2023. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on April 19, 2023, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G, Series H, and Series J Preferred Stock dividend payable on July 17, 2023 to shareholders of record on July 1, 2023. On March 29, 2023, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on June 1, 2023 to shareholders of record on May 15, 2023. Total cash demands required for preferred stock dividends are expected to be approximately $40 million per quarter.
During the first three months of 2023, the Bank paid preferred and common dividends to the parent company of $11 million and $189 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities.
At March 31, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
24 Huntington Bancshares Incorporated

Table of Content
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
We actively monitor cyberattacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes, and controls to mitigate loss from cyberattacks and, to date, have not experienced any material losses. Cybersecurity threats have increased, primarily through phishing campaigns. We are actively monitoring our email gateways for malicious phishing email campaigns. We have also increased our cybersecurity and fraud monitoring activities through the implementation of specific monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce has the option to work remotely.
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
2023 1Q Form 10-Q 25

Table of Content
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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 16 - Regulatory Capital Data (1)
(dollar amounts in millions)		At March 31, 2023	At December 31, 2022
Total risk-weighted assets	Consolidated	$142,331	$141,940
	Bank	141,991	141,571
CET1 risk-based capital	Consolidated	13,588	13,290
	Bank	14,540	14,133
Tier 1 risk-based capital	Consolidated	16,082	15,467
	Bank	15,756	15,334
Tier 2 risk-based capital	Consolidated	3,174	3,106
	Bank	2,378	2,313
Total risk-based capital	Consolidated	19,256	18,573
	Bank	18,134	17,647
CET1 risk-based capital ratio	Consolidated	9.55%	9.36%
	Bank	10.24	9.98
Tier 1 risk-based capital ratio	Consolidated	11.30	10.90
	Bank	11.10	10.83
Total risk-based capital ratio	Consolidated	13.53	13.09
	Bank	12.77	12.47
Tier 1 leverage ratio	Consolidated	8.79	8.60
	Bank	8.63	8.54
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of March 31, 2023 and December 31, 2022, we have phased in 50% and 25%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.
At March 31, 2023, at both the consolidated and Bank level, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. The increase in the consolidated CET1 risk-based capital ratio, compared to the prior year end, was primarily driven by current period earnings, partially offset by dividends and the CECL transitional amount.
26 Huntington Bancshares Incorporated

Table of Content
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
Shareholders’ equity totaled $18.8 billion at March 31, 2023, an increase of $1.0 billion or 6% when compared with December 31, 2022. The increase was primarily driven by earnings, net of dividends, improved AOCI, and the issuance of perpetual preferred stock.
Huntington is authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. Huntington’s SCB requirement associated with its 2022 Capital Plan is 3.3%, effective for the period of October 1, 2022 through September 30, 2023.
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
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the 2023 first quarter, Huntington repurchased no shares of common stock under the current repurchase authorization. As part of the 2023 capital plan and our current expectation that organic capital will be used for funding loan and lease growth, we do not expect to utilize the share repurchase program during 2023. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
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
To align with our strategic priorities, in the second quarter of 2023 we executed on our organizational realignment to consolidate three of our current major business segments, consisting of Consumer and Business Banking, Vehicle Finance, and RBHPCG, into one new major business segment called Consumer & Regional Banking. This will result in two major business segments, Consumer & Regional Banking and Commercial Banking, to be presented beginning with the second quarter of 2023 reporting.
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
2023 1Q Form 10-Q 27

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
Net Income by Business Segment
Net income by business segment for the three-month periods ending March 31, 2023 and March 31, 2022 is presented in the following table:

Table 17 - Net Income by Business Segment
	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Commercial Banking	$318	$140
Consumer and Business Banking	430	181
Vehicle Finance	44	67
RBHPCG	83	19
Treasury / Other	(273)	53
Net income attributable to Huntington	$602	$460

Commercial Banking

Table 18 - Key Performance Indicators for Commercial Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$570	$418	$152	36%
Provision for credit losses	40	131	(91)	(69)
Noninterest income	157	141	16	11
Noninterest expense	280	248	32	13
Provision for income taxes	85	38	47	124
Income attributable to non-controlling interest	4	2	2	100
Net income attributable to Huntington	$318	$140	$178	127%
Number of employees (average FTE)	2,254	2,026	228	11%
Total average assets	$64,424	$56,989	$7,435	13
Total average loans/leases	56,146	49,515	6,631	13
Total average deposits	36,897	33,355	3,542	11
Net interest margin	3.94%	3.24%	0.70%	22
NCOs	$21	$(11)	$32	NM
NCOs as a % of average loans and leases	0.15%	(0.09)%	0.24%	NM
28 Huntington Bancshares Incorporated

Table of Content
Commercial Banking reported net income of $318 million in the three-month period of 2023, compared to $140 million in the year-ago period. Segment net interest income increased $152 million, or 36%, primarily due to a 70 basis point increase in NIM, driven by the higher rate environment resulting in an increase in spreads and an increase in average loans and leases, partially offset by an increase in average deposits. The provision for credit losses decreased $91 million, primarily due to a large reserve build that was recorded in the prior year based on the increased geopolitical uncertainty at that time, partially offset by current quarter loan and lease growth. Noninterest income increased $16 million, or 11%, primarily due to an increase in capital markets fees, primarily due to higher advisory fees supported by the impact of the Capstone Partners acquisition, partially offset by lower leasing revenue. Noninterest expense increased $32 million, or 13%, primarily due to an increase in personnel costs reflecting the impact of the Capstone Partners acquisition and an increase in average FTE employees.

Consumer and Business Banking

Table 19 - Key Performance Indicators for Consumer and Business Banking
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$977	$459	$518	113%
Provision (benefit) for credit losses	26	(109)	135	124
Noninterest income	223	272	(49)	(18)
Noninterest expense	630	612	18	3
Provision for income taxes	114	47	67	143
Net income attributable to Huntington	$430	$181	$249	138%
Number of employees (average FTE)	10,494	9,600	894	9%
Total average assets	$38,077	$38,730	$(653)	(2)
Total average loans/leases	32,235	32,134	101	—
Total average deposits	93,210	94,464	(1,254)	(1)
Net interest margin	4.22%	1.95%	2.27%	116
NCOs	$27	$29	$(2)	(7)
NCOs as a % of average loans and leases	0.34%	0.36%	(0.02)%	(6)

Consumer and Business Banking reported net income of $430 million in the three-month period of 2023, an increase of $249 million, or 138%, compared to the year-ago period. Segment net interest income increased $518 million, or 113%, primarily due to a 227 basis point increase in NIM driven by the higher rate environment. The provision for credit losses increased $135 million, or 124%, primarily due to reserve releases in the three-month period of 2022 due to generally improving macro-economic environment at that time. Noninterest income decreased $49 million, or 18%, primarily due to a decrease in gain on sale of loans resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination, lower mortgage banking income reflecting lower salable volume and spreads, and decreased service charges primarily reflecting impact from program changes. Noninterest expense increased $18 million, or 3%, primarily due to an increase in average FTE employees.

2023 1Q Form 10-Q 29

Table of Content

Vehicle Finance

Table 20 - Key Performance Indicators for Vehicle Finance
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$114	$120	$(6)	(5)%
Provision (benefit) for credit losses	20	(7)	27	NM
Noninterest income	3	3	—	—
Noninterest expense	41	45	(4)	(9)
Provision for income taxes	12	18	(6)	(33)
Net income attributable to Huntington	$44	$67	$(23)	(34)%
Number of employees (average FTE)	271	270	1	—%
Total average assets	$21,677	$20,932	$745	4
Total average loans/leases	21,969	21,155	814	4
Total average deposits	1,101	1,289	(188)	(15)
Net interest margin	2.11%	2.29%	(0.18)%	(8)
NCOs	$7	$2	$5	NM
NCOs as a % of average loans and leases	0.13%	0.04%	0.09%	NM
Vehicle Finance reported net income of $44 million in the three-month period of 2023, a decrease of $23 million, or 34%, compared to the year-ago period. Segment net interest income decreased $6 million, or 5%, primarily due to an 18 basis point decrease in the NIM, partially offset by an increase in average earning assets. The provision for credit losses increased $27 million, as prior year continued to reflect reserve releases driven by the generally improving macroeconomic environment at that time.

Regional Banking and The Huntington Private Client Group

Table 21 - Key Performance Indicators for Regional Banking and The Huntington Private Client Group
	Three Months Ended March 31,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$68	$49	$19	39%
Provision (benefit) for credit losses	(1)	10	(11)	(110)
Noninterest income	117	66	51	77
Noninterest expense	81	81	—	—
Provision for income taxes	22	5	17	NM
Net income attributable to Huntington	$83	$19	$64	NM
Number of employees (average FTE)	1,115	1,113	2	—%
Total average assets	$10,063	$8,482	$1,581	19
Total average loans/leases	9,778	8,178	1,600	20
Total average deposits	9,231	9,520	(289)	(3)
Net interest margin	2.81%	2.03%	0.78%	38
NCOs	$1	$—	$1	NM
NCOs as a % of average loans and leases	0.04%	—%	0.04%	NM
Total assets under management (in billions)—eop	$22.9	$24.2	$(1.3)	(6)
Total trust assets (in billions)—eop	150.3	134.6	15.7	12
eop - End of Period
30 Huntington Bancshares Incorporated

Table of Content
RBHPCG reported net income of $83 million for the first three-month period of 2023, an increase of $64 million, compared to the year-ago period. Segment net interest income increased $19 million, or 39%, primarily due to an increase in average earnings assets and a 78 basis point increase in NIM, largely driven by the higher rate environment. Average loans and leases increased $1.6 billion, or 20%, due to growth in residential mortgages. Average deposits decreased $289 million, or 3%, primarily related to declines in core deposits. The provision for credit losses decreased $11 million, primarily due to a reserve build in the first quarter of 2022 based on increased geopolitical uncertainty at that time. Noninterest income increased $51 million, or 77%, primarily due to the sale of our RPS business which resulted in a $57 million gain including associated goodwill allocation.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance.
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
Treasury / Other reported a net loss of $273 million in the three-month period of 2023, a decrease of $326 million, compared to the year-ago period, driven by a decrease in net interest income, partially offset by a decrease in provision for income tax. Segment net interest income decreased $420 million, primarily due to an increase in FTP credits on deposits allocated to the business segments.
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
2023 1Q Form 10-Q 31

Table of Content
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; the impact of pandemics, including the COVID-19 pandemic and related variants and mutations, and their impact on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from recent bank failures and other volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; rising interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital and credit markets; movements in interest rates; transition away from LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect the future results of Huntington.
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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. We encourage readers to consider the Unaudited Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
Non-Regulatory Capital Ratios
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:
•Tangible common equity to tangible assets,
•Tangible equity to tangible assets, and
•Tangible common equity to risk-weighted assets using Basel III definitions.
32 Huntington Bancshares Incorporated

Table of Content
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
Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, we encourage readers to consider the Unaudited Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our critical accounting policies include the allowance for credit losses, fair value measurement, and goodwill. The policies, assumptions, and judgments related to fair value measurement and goodwill are described in the Critical Accounting Policies and Use of Significant Estimates section within the MD&A of Huntington’s 2022 Annual Report on Form 10-K. The following details the policies, assumption, and judgments related to the allowance for credit losses.
Allowance for Credit Losses
Our ACL at March 31, 2023 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
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
2023 1Q Form 10-Q 33

Table of Content
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around inflation remaining elevated due to persistent shortages and concerns about a wage price spiral. Increased geopolitical tensions between China and Taiwan impact the supply chain for semiconductors. The threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion lasts longer than in the baseline scenario further impacting the supply chain. The combination of elevated inflation, increasing supply chain shortages, political tensions and the federal funds rate remaining elevated cause the stock market to fall. The economy falls into a recession in the second quarter of 2023. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 7.1% and 7.3% at the end of 2023 and 2024, respectively. This forecast reflects unemployment rates that are approximately 3.4% and 3.3% higher than baseline scenario projections of 3.7% and 4.0%, respectively, for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at March 31, 2023, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.1 billion at March 31, 2023. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability, risks of inflation including a near-term recession, or the emergence of a more contagious and severe COVID-19 variant, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability, risks of inflation, and the COVID-19 pandemic will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Consolidated Financial Statements.

34 Huntington Bancshares Incorporated

Table of Content
Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets
(Unaudited)

	At March 31,	At December 31,
(dollar amounts in millions)	2023	2022
Assets
Cash and due from banks	$1,568	$1,796
Interest-bearing deposits at Federal Reserve Bank	8,801	4,908
Interest-bearing deposits in banks	203	214
Trading account securities	18	19
Available-for-sale securities	24,086	23,423
Held-to-maturity securities	16,977	17,052
Other securities	1,299	854
Loans held for sale (includes $446 and $520 respectively, measured at fair value)(1)	457	529
Loans and leases (includes $187 and $185 respectively, measured at fair value)(1)	121,179	119,523
Allowance for loan and lease losses	(2,142)	(2,121)
Net loans and leases	119,037	117,402
Bank owned life insurance	2,753	2,753
Accrued income and other receivables	1,521	1,573
Premises and equipment	1,136	1,156
Goodwill	5,561	5,571
Servicing rights and other intangible assets	685	712
Other assets	4,968	4,944
Total assets	$189,070	$182,906
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$36,789	$38,242
Interest-bearing	108,489	109,672
Total deposits	145,278	147,914
Short-term borrowings	6,898	2,027
Long-term debt	13,072	9,686
Other liabilities	5,011	5,510
Total liabilities	170,259	165,137
Commitments and Contingent Liabilities (Note 15)
Shareholders’ Equity
Preferred stock	2,484	2,167
Common stock	15	14
Capital surplus	15,332	15,309
Less treasury shares, at cost	(82)	(80)
Accumulated other comprehensive income (loss)	(2,755)	(3,098)
Retained earnings	3,764	3,419
Total Huntington shareholders’ equity	18,758	17,731
Non-controlling interest	53	38
Total equity	18,811	17,769
Total liabilities and equity	$189,070	$182,906
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,443,614,966	1,443,068,036
Treasury shares outstanding	6,465,176	6,322,052
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	882,500	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 12 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Consolidated Financial Statements
2023 1Q Form 10-Q 35

Table of Content

Huntington Bancshares Incorporated
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2023	2022
Interest and fee income:
Loans and leases	$1,579	$1,004
Available-for-sale securities
Taxable	232	90
Tax-exempt	23	17
Held-to-maturity securities—taxable	102	66
Other securities—taxable	10	5
Other	82	13
Total interest income	2,028	1,195
Interest expense:
Deposits	406	11
Short-term borrowings	60	7
Long-term debt	153	31
Total interest expense	619	49
Net interest income	1,409	1,146
Provision for credit losses	85	25
Net interest income after provision for credit losses	1,324	1,121
Service charges on deposit accounts	83	97
Card and payment processing income	93	86
Capital markets fees	59	42
Trust and investment management services	62	65
Mortgage banking income	26	49
Leasing revenue	26	35
Insurance income	34	31
Gain on sale of loans	3	28
Bank owned life insurance income	16	17
Net gains on sales of securities	1	—
Other noninterest income	109	49
Total noninterest income	512	499
Personnel costs	649	580
Outside data processing and other services	151	165
Equipment	64	81
Net occupancy	60	64
Marketing	25	21
Professional services	16	19
Deposit and other insurance expense	20	18
Amortization of intangibles	13	14
Lease financing equipment depreciation	8	14
Other noninterest expense	80	77
Total noninterest expense	1,086	1,053
Income before income taxes	750	567
Provision for income taxes	144	105
Income after income taxes	606	462
Income attributable to non-controlling interest	4	2
Net income attributable to Huntington	602	460
Dividends on preferred shares	29	28
Net income applicable to common shares	$573	$432
Average common shares—basic	1,443,268	1,438,427
Average common shares—diluted	1,469,279	1,464,327
Per common share:
Net income—basic	$0.40	$0.30
Net income—diluted	0.39	0.29
See Notes to Unaudited Consolidated Financial Statements
36 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Net income attributable to Huntington	$602	$460
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	294	(1,179)
Net impact of fair value hedges on available-for-sale securities	(140)	332
Net change related to cash flow hedges on loans	189	(240)
Change in accumulated unrealized gains for pension and other post-retirement obligations	—	2
Other comprehensive income (loss), net of tax	343	(1,085)
Comprehensive income (loss) attributable to Huntington	945	(625)
Comprehensive income attributed to non-controlling interest	4	2
Comprehensive income (loss)	$949	$(623)
See Notes to Unaudited Consolidated Financial Statements
2023 1Q Form 10-Q 37

Table of Content
Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling	Total
	Amount	Shares	Amount		Shares	Amount				Interest	Equity
Three Months Ended March 31, 2023
Balance, beginning of period	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								602	602	4	606
Other comprehensive income (loss), net of tax							343		343		343
Net proceeds from issuance of Series J preferred stock	317								317		317
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(29)	(29)		(29)
Recognition of the fair value of share-based compensation				25					25		25
Other share-based compensation activity		690	1	(2)				—	(1)		(1)
Other				—	(143)	(2)		—	(2)	11	9
Balance, end of period	$2,484	1,450,080	$15	$15,332	(6,465)	$(82)	$(2,755)	$3,764	$18,758	$53	$18,811

Three Months Ended March 31, 2022
Balance, beginning of period	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								460	460	2	462
Other comprehensive (loss) income, net of tax							(1,085)		(1,085)		(1,085)
Cash dividends declared:
Common ($0.155 per share)								(226)	(226)		(226)
Preferred								(28)	(28)		(28)
Recognition of the fair value of share-based compensation				40					40		40
Other share-based compensation activity		1,346	—	(7)				—	(7)		(7)
Other				—	87	1		—	1	6	7
Balance, end of period	$2,167	1,445,386	$14	$15,255	(6,211)	$(78)	$(1,314)	$2,408	$18,452	$29	$18,481

See Notes to Unaudited Consolidated Financial Statements

38 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Operating activities
Net income	$606	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	85	25
Depreciation and amortization	142	112
Share-based compensation expense	25	40
Deferred income tax expense	55	52
Net change in:
Trading account securities	1	(28)
Loans held for sale	44	461
Other assets	(348)	(171)
Other liabilities	(456)	(102)
Other, net	(24)	(2)
Net cash provided by operating activities	130	849
Investing activities
Change in interest bearing deposits in banks	(6)	388
Proceeds from:
Maturities and calls of available-for-sale securities	432	1,376
Maturities and calls of held-to-maturity securities	320	928
Maturities and calls of other securities	—	383
Sales of available-for-sale securities	435	—
Purchases of available-for-sale securities	(1,168)	(3,866)
Purchases of held-to-maturity securities	(254)	(1,460)
Purchases of other securities	(586)	(796)
Net proceeds from sales of portfolio loans and leases	89	447
Principal payments received under direct finance and sales-type leases	487	222
Net loan and lease activity, excluding sales and purchases	(2,272)	(1,691)
Purchases of premises and equipment	(25)	(73)
Purchases of loans and leases	(12)	(396)
Net accrued income and other receivables activity	92	(867)
Other, net	169	50
Net cash (used in) provided by investing activities	(2,299)	(5,355)
Financing activities
(Decrease) increase in deposits	(2,636)	3,702
Increase in short-term borrowings	5,128	557
Net proceeds from issuance of long-term debt	3,541	39
Maturity/redemption of long-term debt	(268)	(533)
Dividends paid on preferred stock	(29)	(28)
Dividends paid on common stock	(225)	(225)
Net proceeds from issuance of preferred stock	317	—
Other, net	6	(4)
Net cash provided by financing activities	5,834	3,508
Increase (decrease) in cash and cash equivalents	3,665	(998)
Cash and cash equivalents at beginning of period	6,704	5,522
Cash and cash equivalents at end of period	$10,369	$4,524
2023 1Q Form 10-Q 39

Table of Content

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Supplemental disclosures:
Interest paid	$562	$61
Income taxes (received) paid	(59)	(18)
Non-cash activities
Loans transferred to held-for-sale from portfolio	80	356
Loans transferred to portfolio from held-for-sale	6	19
Transfer of securities from available-for-sale to held-to-maturity	—	4,225
See Notes to Unaudited Consolidated Financial Statements

40 Huntington Bancshares Incorporated

Table of Content
Huntington Bancshares Incorporated
Notes to Unaudited Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
Effective January 1, 2023, Huntington adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings (TDR) and Vintage Disclosures, which removed the existing measurement and disclosure requirements for TDR loans and added additional disclosure requirements related to modifications provided to borrowers experiencing financial difficulty. Prior to adoption a change in contractual terms of a loan where a borrower was experiencing financial difficulty and received a concession not available through other sources the loans was required to be disclosed as a TDR, whereas now a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period needs to be disclosed. Huntington may modify loans to borrowers experiencing financial difficulty as a way of managing risk and mitigating credit loss from the borrower. Huntington may make various types of modifications and may in certain circumstances use a combination of modification types in order to mitigate future loss. The amount of defined modifications given to borrowers experiencing financial difficulty is disclosed in the Notes to the Consolidated Financial Statements, along with the financial impact of those modifications.
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Consolidated Financial Statements or disclosed in the Notes to Unaudited Consolidated Financial Statements. There were no material subsequent events to disclose for the current period.
2. ACCOUNTING STANDARDS UPDATE

Accounting standards adopted in the current period

Standard	Summary of guidance	Effects on financial Statements
ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•The amendments in this update eliminate TDR accounting while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. The ASU also requires disclosure of current period gross charge-offs by year of origination for financing receivables and net investments in leases.

•Management adopted the guidance during the first quarter 2023.
•The ASU has been applied prospectively, except the portion of the standard related to the recognition and measurement of TDRs where we elected to use a modified retrospective transition method.
•The adoption did not result in a material impact on Huntington’s Unaudited Consolidated Financial Statements.

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued: March 2023
•Permits the election of the proportional amortization method for any tax equity investment that meets specific criteria.
•Requires that the election be made on a tax-credit-program-by-tax-credit-program basis.
•Receipt of tax credits must be accounted for using the flow through method.
•Required that a liability be recorded for delayed equity contributions.
•Expands disclosure requirements for the nature of investments and financial statement effect.

•Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.
•Early adoption is permitted in any interim period.
•If adopted in an interim period, it shall be adopted as if adopted at the beginning of the fiscal year.
•The amendments can be applied in retrospective or modified retrospective basis, with a cumulative effect adjustment reflected in retained earnings.
•Huntington is currently evaluating the impact of the standard on its Unaudited Consolidated Financial Statements.

2023 1Q Form 10-Q 41

Table of Content
3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at March 31, 2023 and December 31, 2022:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At March 31, 2023
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	3,818	1	(369)	3,450
Residential MBS	14,193	10	(1,870)	12,333
Commercial MBS	2,555	—	(588)	1,967
Other agencies	184	—	(8)	176
Total U.S. Treasury, federal agency, and other agency securities	20,755	11	(2,835)	17,931
Municipal securities	3,614	1	(234)	3,381
Private-label CMO	143	—	(13)	130
Asset-backed securities	413	—	(38)	375
Corporate debt	2,481	109	(325)	2,265
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$27,410	$121	$(3,445)	$24,086

Held-to-maturity securities:
Federal agencies:
Residential CMO	$5,133	$7	$(634)	$4,506
Residential MBS	10,090	1	(1,199)	8,892
Commercial MBS	1,630	—	(207)	1,423
Other agencies	122	—	(6)	116
Total federal agency and other agency securities	16,975	8	(2,046)	14,937
Municipal securities	2	—	—	2
Total held-to-maturity securities	$16,977	$8	$(2,046)	$14,939

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$748	$—	$—	$748
Federal Reserve Bank stock	509	—	—	509
Equity securities	9	—	—	9
Other securities, at fair value:
Mutual funds	32	—	—	32
Equity securities	1	—	—	1
Total other securities	$1,299	$—	$—	$1,299
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At March 31, 2023, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $73 million and $39 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $689 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
42 Huntington Bancshares Incorporated

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
Other securities, at fair value:
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
2023 1Q Form 10-Q 43

Table of Content
The following table provides the amortized cost and fair value of securities by contractual maturity at March 31, 2023 and December 31, 2022. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At March 31, 2023		At December 31, 2022
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$502	$494	$518	$511
After 1 year through 5 years	2,387	2,232	2,182	2,033
After 5 years through 10 years	2,913	2,666	3,106	2,814
After 10 years	21,608	18,694	21,297	18,065
Total available-for-sale securities	$27,410	$24,086	$27,103	$23,423

Held-to-maturity securities:
Under 1 year	$2	$2	$—	$—
After 1 year through 5 years	62	60	72	68
After 5 years through 10 years	67	63	71	66
After 10 years	16,846	14,814	16,909	14,620
Total held-to-maturity securities	$16,977	$14,939	$17,052	$14,754
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at March 31, 2023 and December 31, 2022:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2023
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,241	$(71)	$1,808	$(298)	$3,049	$(369)
Residential MBS	555	(31)	11,285	(1,839)	11,840	(1,870)
Commercial MBS	526	(77)	1,441	(511)	1,967	(588)
Other agencies	22	—	71	(8)	93	(8)
Total federal agency and other agency securities	2,344	(179)	14,605	(2,656)	16,949	(2,835)
Municipal securities	1,019	(60)	2,212	(174)	3,231	(234)
Private-label CMO	37	(3)	72	(10)	109	(13)
Asset-backed securities	36	(2)	340	(36)	376	(38)
Corporate debt	75	(4)	2,190	(321)	2,265	(325)
Total temporarily impaired available-for-sale securities	$3,511	$(248)	$19,419	$(3,197)	$22,930	$(3,445)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$254	$(5)	$3,830	$(629)	$4,084	$(634)
Residential MBS	1,456	(72)	7,341	(1,127)	8,797	(1,199)
Commercial MBS	52	(2)	1,371	(205)	1,423	(207)
Other agencies	—	—	116	(6)	116	(6)
Total federal agency and other agency securities	1,762	(79)	12,658	(1,967)	14,420	(2,046)
Total temporarily impaired held-to-maturity securities	$1,762	$(79)	$12,658	$(1,967)	$14,420	$(2,046)
44 Huntington Bancshares Incorporated

Table of Content

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,096	$(224)	$818	$(198)	$2,914	$(422)
Residential MBS	2,455	(286)	9,490	(1,804)	11,945	(2,090)
Commercial MBS	1,090	(249)	863	(363)	1,953	(612)
Other agencies	40	(1)	56	(8)	96	(9)
Total federal agency and other agency securities	5,681	(760)	11,227	(2,373)	16,908	(3,133)
Municipal securities	2,298	(174)	807	(64)	3,105	(238)
Private-label CMO	64	(13)	43	(5)	107	(18)
Asset-backed securities	174	(10)	199	(34)	373	(44)
Corporate debt	727	(105)	1,487	(280)	2,214	(385)
Total temporarily impaired available-for-sale securities	$8,944	$(1,062)	$13,763	$(2,756)	$22,707	$(3,818)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,702	$(238)	$2,283	$(476)	$3,985	$(714)
Residential MBS	4,151	(462)	4,711	(913)	8,862	(1,375)
Commercial MBS	1,201	(154)	247	(50)	1,448	(204)
Other agencies	124	(9)	—	—	124	(9)
Total federal agency and other agency securities	7,178	(863)	7,241	(1,439)	14,419	(2,302)
Total temporarily impaired held-to-maturity securities	$7,178	$(863)	$7,241	$(1,439)	$14,419	$(2,302)
At March 31, 2023 and December 31, 2022, the carrying value of investment securities pledged: (i) to secure certain uninsured deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and (ii) to support borrowing capacity, totaled $32.2 billion and $26.9 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2023 or December 31, 2022. At March 31, 2023, all HTM debt securities are considered investment grade. In addition, there were no HTM debt securities considered past due at March 31, 2023.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of March 31, 2023, Huntington has concluded that except for one municipal bond classified as an AFS debt security for which a charge-off of $4 million was recognized during the 2022 first quarter, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of March 31, 2023 or December 31, 2022.
2023 1Q Form 10-Q 45

Table of Content
4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2023 and December 31, 2022.

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
Commercial loan and lease portfolio:
Commercial and industrial	$47,049	$45,127
Commercial real estate	16,377	16,634
Lease financing	5,244	5,252
Total commercial loan and lease portfolio	68,670	67,013
Consumer loan portfolio:
Residential mortgage	22,472	22,226
Automobile	13,187	13,154
Home equity	10,166	10,375
RV and marine	5,404	5,376
Other consumer	1,280	1,379
Total consumer loan portfolio	52,509	52,510
Total loans and leases (1)(2)	121,179	119,523
Allowance for loan and lease losses	(2,142)	(2,121)
Net loans and leases	$119,037	$117,402
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net (discount) premium of $(12) million and $3 million at March 31, 2023 and December 31, 2022, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at March 31, 2023, was $305 million and $187 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2022, was $274 million and $186 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category at March 31, 2023 and December 31, 2022.

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
Lease payments receivable	$4,928	$4,916
Estimated residual value of leased assets	784	788
Gross investment in lease financing receivables	5,712	5,704
Deferred origination costs	49	46
Deferred fees, unearned income and other	(517)	(498)
Total lease financing receivables	$5,244	$5,252
The carrying value of residual values guaranteed was $474 million and $466 million as of March 31, 2023 and December 31, 2022, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at March 31, 2023, totaled $4.9 billion and were due as follows: $796 million in 2023, $979 million in 2024, $883 million in 2025, $842 million in 2026, $750 million in 2027, and $678 million thereafter. Interest income recognized for these types of leases was $68 million and $38 million for the three-month periods ended March 31, 2023 and 2022, respectively.
46 Huntington Bancshares Incorporated

Table of Content
Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at March 31, 2023 and December 31, 2022:

	At March 31, 2023		At December 31, 2022
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$37	$273	$49	$288
Commercial real estate	37	86	63	92
Lease financing	—	14	—	18
Residential mortgage	—	81	—	90
Automobile	—	4	—	4
Home equity	—	74	—	76
RV and marine	—	1	—	1
Total nonaccrual loans and leases	$74	$533	$112	$569
The following tables present an aging analysis of loans and leases, by class at March 31, 2023 and December 31, 2022:

	At March 31, 2023
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$37	$23	$90	$150	$46,899	$—	$47,049	$12	(2)
Commercial real estate	31	42	9	82	16,295	—	16,377	—
Lease financing	34	35	12	81	5,163	—	5,244	10	(3)
Residential mortgage	196	61	181	438	21,848	186	22,472	134	(4)
Automobile	78	16	9	103	13,084	—	13,187	7
Home equity	49	27	68	144	10,021	1	10,166	18
RV and marine	13	3	2	18	5,386	—	5,404	2
Other consumer	8	3	2	13	1,267	—	1,280	2
Total loans and leases	$446	$210	$373	$1,029	$119,963	$187	$121,179	$185

	At December 31, 2022
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$53	$19	$108	$180	$44,947	$—	$45,127	$23	(2)
Commercial real estate	2	1	9	12	16,622	—	16,634	—
Lease financing	36	18	10	64	5,188	—	5,252	9	(3)
Residential mortgage	246	69	199	514	21,528	184	22,226	146	(4)
Automobile	88	20	11	119	13,035	—	13,154	9
Home equity	56	30	66	152	10,222	1	10,375	15
RV and marine	15	5	3	23	5,353	—	5,376	3
Other consumer	13	3	3	19	1,360	—	1,379	2
Total loans and leases	$509	$165	$409	$1,083	$118,255	$185	$119,523	$207
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
2023 1Q Form 10-Q 47

Table of Content

Credit Quality Indicators
See Note 5 “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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
48 Huntington Bancshares Incorporated

Table of Content
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at March 31, 2023 and December 31, 2022 respectively:

	At March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$5,651	$13,501	$5,680	$2,891	$1,760	$1,956	$13,043	$4	$44,486
OLEM	33	207	123	52	19	92	170	—	696
Substandard	58	341	158	199	179	356	575	—	1,866
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial and industrial	$5,742	$14,049	$5,961	$3,142	$1,958	$2,405	$13,788	$4	$47,049
Commercial real estate
Credit Quality Indicator (1):
Pass	$620	$5,544	$2,995	$1,438	$1,508	$1,750	$1,509	$—	$15,364
OLEM	5	147	46	8	34	42	—	—	282
Substandard	65	147	107	39	158	213	2	—	731
Total Commercial real estate	$690	$5,838	$3,148	$1,485	$1,700	$2,005	$1,511	$—	$16,377
Lease financing
Credit Quality Indicator (1):
Pass	$471	$1,777	$1,176	$817	$409	$261	$—	$—	$4,911
OLEM	31	28	9	24	15	6	—	—	113
Substandard	8	71	44	60	21	15	—	—	219
Doubtful	—	—	1	—	—	—	—	—	1
Total Lease financing	$510	$1,876	$1,230	$901	$445	$282	$—	$—	$5,244
Residential mortgage
Credit Quality Indicator (2):
750+	$331	$3,774	$6,244	$3,493	$816	$2,452	$—	$—	$17,110
650-749	137	1,323	1,142	613	216	878	—	—	4,309
<650	2	60	73	67	93	572	—	—	867
Total Residential mortgage	$470	$5,157	$7,459	$4,173	$1,125	$3,902	$—	$—	$22,286
Automobile
Credit Quality Indicator (2):
750+	$911	$2,471	$2,021	$1,097	$655	$276	$—	$—	$7,431
650-749	422	1,850	1,333	591	308	159	—	—	4,663
<650	36	351	349	169	105	83	—	—	1,093
Total Automobile	$1,369	$4,672	$3,703	$1,857	$1,068	$518	$—	$—	$13,187
Home equity
Credit Quality Indicator (2):
750+	$96	$463	$557	$592	$21	$298	$4,562	$240	$6,829
650-749	44	122	83	65	9	121	2,097	245	2,786
<650	—	3	3	4	2	51	354	133	550
Total Home equity	$140	$588	$643	$661	$32	$470	$7,013	$618	$10,165
RV and marine
Credit Quality Indicator (2):
750+	$250	$1,080	$981	$685	$339	$733	$—	$—	$4,068
650-749	33	305	303	193	116	270	—	—	1,220
<650	—	9	20	18	16	53	—	—	116
Total RV and marine	$283	$1,394	$1,304	$896	$471	$1,056	$—	$—	$5,404
Other consumer
Credit Quality Indicator (2):
750+	$66	$111	$55	$29	$28	$60	$363	$3	$715
650-749	21	63	26	10	12	16	339	15	502
<650	—	5	4	2	3	2	34	13	63
Total Other consumer	$87	$179	$85	$41	$43	$78	$736	$31	$1,280
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2023 1Q Form 10-Q 49

Table of Content

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
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
50 Huntington Bancshares Incorporated

Table of Content
The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Three Months Ended March 31, 2023
Commercial and industrial	$1	$14	$3	$6	$4	$—	$4	$—	$32
Commercial real estate	—	—	19	—	—	—	—	—	19
Lease Financing	—	—	—	—	—	1	—	—	1
Residential mortgage	—	—	1	—	—	1	—	—	2
Automobile	—	3	4	2	1	2	—	—	12
Home equity	—	—	—	—	—	—	1	1	2
RV and marine	—	—	1	1	1	1	—	—	4
Other consumer	1	8	5	1	1	4	—	7	27
Total	$2	$25	$33	$10	$7	$9	$5	$8	$99
Modifications to Debtors Experiencing Financial Difficulty
Effective January 1, 2023, Huntington adopted ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on the adoption, refer to both Note 1 “Basis of Presentation” and Note 2 “Accounting Standards Update.”
Huntington will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations.
A debtor is considered to be experiencing financial difficulty when there is significant doubt about the debtor’s ability to make required payments on the debt or to get equivalent financing from another creditor at a market rate for similar debt. A loan placed on nonaccrual because the borrower is experiencing financial difficulty may be returned to accrual status when all contractually due interest and principal has been paid and the borrower demonstrates the financial capacity to continue to pay as agreed, with the risk of loss diminished.
Reported Modification Types
Modifications in the form of principal forgiveness, an interest rate reduction, an other than insignificant payment delay or a term extension that have occurred in the current reporting period to a borrower experiencing financial difficulty are disclosed along with the financial impact of the modifications.
Huntington will generally try other forms of relief before principal forgiveness but would define any contractual reduction in the amount of principal due without receiving payment or assets as forgiveness. For the purpose of the disclosure Huntington considers any contractual change in interest rate that results in the borrower receiving a below market rate to be an interest rate reduction. Many factors can go into what is considered an other than insignificant payment delay such as the significance of the restructured payment amount relative to the normal loan payment or the relative significance of the delay to the original loan terms. Generally, Huntington would consider any delay in payment of greater than 90 days in the last 12 months to be significant. For the purpose of the disclosure modification of contingent payment features or covenants that would have accelerated payment are not considered term extensions.
2023 1Q Form 10-Q 51

Table of Content
Following is a description of what is considered a borrower experiencing financial difficulty by the different loan types:
Commercial loan modifications – Our strategy involving commercial borrowers generally includes working with these borrowers to allow them time to improve their financial position and remain a Huntington customer through restructuring their notes or to restructure elsewhere if necessary. Borrowers that are rated substandard or worse in accordance with the regulatory definition, or that cannot otherwise restructure at market terms and conditions, are considered to be experiencing financial difficulty. A subsequent restructuring or modification of a loan may occur when either the loan matures according to the terms of the modified agreement, or the borrower requests a change to the loan agreements. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The restructured note is evaluated to determine if it is considered a new loan or a continuation of the prior loan.
Consumer loan modifications – Consumer loans in which a borrower requires a modification as a result of negative changes to their financial condition or to avoid default, generally indicate the borrower is experiencing financial difficulty. The primary modifications made to consumer loans are amortization, maturity date and interest rate changes. Consumer borrowers identified as experiencing financial difficulty are unable to refinance their loans through the Company’s normal origination channels or through other independent sources. Most, but not all, of the loans may be delinquent. The Company’s primary loan categories that receive modifications are residential mortgage, automobile, home equity, RV and marine, and other consumer loans.
Impact on Credit Quality of Borrowers Experiencing Financial Difficulty
Huntington’s ALLL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted primarily by changes in such loan level characteristics, such as payment performance. Commercial borrowers experiencing financial difficulty are risk rated to reflect the increase in default characteristics so that that the ALLL reflects the future risk of loss. Borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual loans.
The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended March 31, 2023
Commercial and industrial	$35	$124	$3	$162	0.34%
Commercial real estate	—	48	—	48	0.29
Residential mortgage	—	23	1	24	0.11
Automobile	—	3	—	3	0.02
Home equity	—	—	3	3	0.03
RV and marine	—	1	—	1	0.02
Total loans made to borrowers experiencing financial difficulty in which modifications were made	$35	$199	$7	$241
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
52 Huntington Bancshares Incorporated

Table of Content
The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended March 31, 2023
Commercial and industrial	7.60%	6.80%	0.9
Commercial real estate			0.6
Residential mortgage	5.36	4.14	6.3
Automobile			2.1
Home equity	8.13	5.59	16.6
RV and marine			3.1
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period.

	At March 31, 2023
	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
Commercial and industrial	$—	$—	$—	$—	$162	$162
Commercial real estate	—	—	—	—	48	48
Residential mortgage	4	4	—	8	16	24
Automobile	—	—	—	—	3	3
Home equity	—	—	—	—	3	3
RV and marine	—	—	—	—	1	1
Total loans made to borrowers experiencing financial difficulty in which modifications were made in the three months ended March 31, 2023	$4	$4	$—	$8	$233	$241
TDR Loans
The following provides additional disclosures previously required by ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, related to the three months ended March 31, 2022.
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided would not otherwise be considered. However, not all loan modifications are TDRs. See Note 1 “Significant Accounting Policies” and Note 5 “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K for additional discussion of TDRs.
2023 1Q Form 10-Q 53

Table of Content
The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month period ended March 31, 2022.

	New Troubled Debt Restructurings (1)
	Three Months Ended March 31, 2022
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate concession	Amortization or maturity date change	Chapter 7 bankruptcy	Total
Commercial and industrial	53	$11	$3	$—	$14
Commercial real estate	1	—	—	—	—
Residential mortgage	207	—	28	1	29
Automobile	625	—	4	1	5
Home equity	42	—	1	1	2
RV and marine	39	—	1	—	1
Other consumer	30	—	—	—	—
Total new TDRs	997	$11	$37	$3	$51
(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of March 31, 2023 and December 31, 2022, these borrowings and advances are secured by $71.1 billion and $70.9 billion, respectively, of loans.
5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month periods ended March 31, 2023 and 2022.

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2023:
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(52)	(47)	(99)
Recoveries of loans and leases previously charged-off	23	19	42
Provision for loan and lease losses	62	16	78
ALLL balance, end of period	$1,457	$685	$2,142
AULC balance, beginning of period	$71	$79	$150
Provision for unfunded lending commitments	4	3	7
AULC balance, end of period	$75	$82	$157
ACL balance, end of period	$1,532	$767	$2,299
54 Huntington Bancshares Incorporated

Table of Content

(dollar amounts in millions)	Commercial	Consumer	Total
Three-month period ended March 31, 2022:
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(31)	(50)	(81)
Recoveries of loans and leases previously charged-off	40	22	62
Provision (benefit) for loan and lease losses	43	(36)	7
ALLL balance, end of period	$1,514	$504	$2,018
AULC balance, beginning of period	$41	$36	$77
Provision (benefit) for unfunded lending commitments	16	(2)	14
AULC balance, end of period	$57	$34	$91
ACL balance, end of period	$1,571	$538	$2,109
At March 31, 2023, the ACL was $2.3 billion, an increase of $28 million compared to December 31, 2022.
The commercial ACL was $1.5 billion at both March 31, 2023 and December 31, 2022. The increase of $37 million since year end was primarily attributable to C&I loan growth.
The consumer ACL was $767 million, a marginal decrease of $9 million from the December 31, 2022 balance of $776 million, primarily attributable to a reduction in other consumer balances at the end of first quarter.
The baseline economic scenario used in the March 31, 2023 ACL determination included the federal funds rate projected to peak at approximately 4.8% in the second quarter of 2023 as the Federal Reserve continues to address elevated inflation levels. As a result, inflation is forecast to drop from an estimated 8.0% in 2022 to 2.4% by 2024. However, unemployment is expected to gradually increase to a projected level of 4.0% by Q4 2024.
The economic scenarios used included elevated levels of economic uncertainty associated with geopolitical instability, high inflation readings, and the expected path of interest rate increases by the Federal Reserve. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2023 ACL included a general reserve that consists of various risk profile components to capture uncertainty not addressed within the quantitative transaction reserve.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Residential mortgage loans sold with servicing retained	$862	$1,934
Pretax gains resulting from above loan sales (1)	7	59
(1)Recorded in mortgage banking income.
2023 1Q Form 10-Q 55

Table of Content
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Fair value, beginning of period	$494	$351
New servicing assets created	13	29
Change in fair value during the period due to:
Time decay (1)	(6)	(5)
Payoffs (2)	(4)	(10)
Changes in valuation inputs or assumptions (3)	(12)	51
Fair value, end of period	$485	$416
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
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at March 31, 2023, and December 31, 2022 follows:

	At March 31, 2023				At December 31, 2022
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.76%		$(13)	$(26)	7.05%		$(13)	$(25)
Spread over forward interest rate swap rates	575	bps	(11)	(22)	578	bps	(12)	(22)
Total servicing, late and other ancillary fees included in mortgage banking income was $24 million and $22 million for the three-month periods ended March 31, 2023 and 2022, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $32.5 billion and $32.4 billion at March 31, 2023 and December 31, 2022, respectively.
7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at March 31, 2023 and December 31, 2022, respectively:

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
Federal funds purchased and securities sold under agreements to repurchase	$403	$253
FHLB advances	6,450	1,700
Other borrowings	45	74
Total short-term borrowings	$6,898	$2,027
56 Huntington Bancshares Incorporated

Table of Content
Huntington’s long-term debt consisted of the following at March 31, 2023 and December 31, 2022, respectively:

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
The Parent Company:
Senior Notes	$3,057	$3,005
Subordinated Notes	768	975
Total notes issued by the parent	3,825	3,980
The Bank:
Senior Notes	4,309	4,272
Subordinated Notes	659	651
Total notes issued by the bank	4,968	4,923
FHLB Advances	3,709	211
Other	570	572
Total long-term debt	$13,072	$9,686
8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month periods ended March 31, 2023 and 2022, were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three Months Ended March 31, 2023
Unrealized gains (losses) on available-for-sale securities arising during the period	$379	$(87)	$292
Reclassification adjustment for realized net losses included in net income	3	(1)	2
Total unrealized gains (losses) on available-for-sale securities	382	(88)	294
Net impact of fair value hedges on available-for-sale securities	(182)	42	(140)
Unrealized gains (losses) on cash flow hedges during the period	231	(53)	178
Reclassification adjustment for cash flow hedges included in net income	12	(1)	11
Net change related to cash flow hedges on loans	243	(54)	189
Other comprehensive income (loss)	$443	$(100)	$343
Three Months Ended March 31, 2022
Unrealized gains (losses) on available-for-sale securities arising during the period	$(1,540)	$354	$(1,186)
Reclassification adjustment for realized net losses included in net income	9	(2)	7
Total unrealized gains (losses) on available-for-sale securities	(1,531)	352	(1,179)
Net impact of fair value hedges on available-for-sale securities	431	(99)	332
Net change related to cash flow hedges on loans	(310)	70	(240)
Foreign currency translation adjustment (1)	2	—	2
Net unrealized gains (losses) on net investment hedges	(2)	—	(2)
Translation adjustments, net of hedges (1)	—	—	—
Change in accumulated unrealized gains for pension and other post-retirement obligations	3	(1)	2
Other comprehensive income (loss)	$(1,407)	$322	$(1,085)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
2023 1Q Form 10-Q 57

Table of Content
Activity in accumulated OCI for the three-month periods ended March 31, 2023 and 2022, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities (1)	Net impact of fair value hedges on available-for-sale securities	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three Months Ended March 31, 2023
Balance, beginning of period	$(3,002)	$754	$(632)	$(8)	$(210)	$(3,098)
Other comprehensive income (loss) before reclassifications	292	(140)	178	—	—	330
Amounts reclassified from accumulated OCI to earnings	2	—	11	—	—	13
Period change	294	(140)	189	—	—	343
Balance, end of period	$(2,708)	$614	$(443)	$(8)	$(210)	$(2,755)

Three Months Ended March 31, 2022
Balance, beginning of period	$(153)	$89	$63	$(3)	$(225)	$(229)
Other comprehensive income (loss) before reclassifications	(1,186)	332	(240)	—	—	(1,094)
Amounts reclassified from accumulated OCI to earnings	7	—	—	—	2	9
Period change	(1,179)	332	(240)	—	2	(1,085)
Balance, end of period	$(1,332)	$421	$(177)	$(3)	$(223)	$(1,314)
(1)AOCI amounts at March 31, 2023 and March 31, 2022 include $64 million and $78 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
9. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	At March 31, 2023	At December 31, 2022
Series B (2)	12/28/2011	35,500	3-mo. LIBOR + 270 bps	1/15/2017	$23	$23
Series E (3)	2/27/2018	5,000	5.70	4/15/2023	495	495
Series F (3)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (3)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (4)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	—
Total		882,500			$2,484	$2,167
(1) Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter. Earlier redemption is solely at Huntington’s option, subject to any required prior approval of Federal Reserve.
(2) Series B, H, and J preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3) Series E, F, and G preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(4) Series I preferred stock has a liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
58 Huntington Bancshares Incorporated

Table of Content
The following table presents the dividends declared for each series of Preferred shares for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(amounts in millions, except per share data)	2023		2022
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)
Series B	$18.82	$(1)	$9.36	$—
Series E	1,425.00	(7)	1,425.00	(7)
Series F	1,406.25	(7)	1,406.25	(7)
Series G	1,112.50	(6)	1,112.50	(6)
Series H	11.25	(6)	11.25	(6)
Series I	356.25	(2)	356.25	(2)
Series J (1)	—	—	—	—
Total		$(29)		$(28)
(1) First dividend declaration for Series J begins in second quarter 2023.
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
The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2023	2022
Basic earnings per common share:
Net income attributable to Huntington	$602	$460
Preferred stock dividends	29	28
Net income available to common shareholders	$573	$432
Average common shares issued and outstanding	1,443,268	1,438,427
Basic earnings per common share	$0.40	$0.30
Diluted earnings per common share:
Dilutive potential common shares:
Stock options and restricted stock units and awards	19,613	19,629
Shares held in deferred compensation plans	6,398	6,271
Dilutive potential common shares	26,011	25,900
Total diluted average common shares issued and outstanding	1,469,279	1,464,327
Diluted earnings per common share	$0.39	$0.29
Anti-dilutive awards (1)	9,344	2,148
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
2023 1Q Form 10-Q 59

Table of Content
11. NONINTEREST INCOME
Huntington earns a variety of revenue including interest and fees from customers as well as revenues from non-customers. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income. These revenues are included within various sections of the Unaudited Consolidated Financial Statements. The following table shows Huntington’s total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP Topics.

(dollar amounts in millions)	Three Months Ended March 31,
Noninterest income	2023	2022
Noninterest income from contracts with customers	$377	$308
Noninterest income within the scope of other GAAP topics	135	191
Total noninterest income	$512	$499
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 16 “Segment Reporting”.

	Three Months Ended March 31, 2023
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$19	$61	$2	$1	$—	$83
Card and payment processing income	6	80	—	—	—	86
Trust and investment management services	—	17	—	45	—	62
Insurance income	2	19	—	13	—	34
Capital markets fees	26	2	1	—	—	29
Other noninterest income	20	7	—	56	—	83
Net revenue from contracts with customers	$73	$186	$3	$115	$—	$377
Noninterest income within the scope of other GAAP topics	84	37	—	2	12	135
Total noninterest income	$157	$223	$3	$117	$12	$512

		Three Months Ended March 31, 2022
(dollar amounts in millions)	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Service charges on deposit accounts	$23	$71	$2	$1	$—	$97
Card and payment processing income	6	74	—	—	—	80
Trust and investment management services	—	18	—	47	—	65
Insurance income	2	12	—	16	1	31
Capital markets fees	4	2	—	—	—	6
Other noninterest income	21	6	—	1	1	29
Net revenue from contracts with customers	$56	$183	$2	$65	$2	$308
Noninterest income within the scope of other GAAP topics	85	89	1	1	15	191
Total noninterest income	$141	$272	$3	$66	$17	$499

60 Huntington Bancshares Incorporated

Table of Content
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2023 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended March 31, 2023 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2023 and 2022.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At March 31, 2023
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$18	$—	$—	$18
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMO	—	3,450	—	—	3,450
Residential MBS	—	12,333	—	—	12,333
Commercial MBS	—	1,967	—	—	1,967
Other agencies	—	176	—	—	176
Municipal securities	—	42	3,339	—	3,381
Private-label CMO	—	110	20	—	130
Asset-backed securities	—	301	74	—	375
Corporate debt	—	2,265	—	—	2,265
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	20,648	3,433	—	24,086
Other securities	32	1	—	—	33
Loans held for sale	—	446	—	—	446
Loans held for investment	—	172	15	—	187
MSRs	—	—	485	—	485
Other assets:
Derivative assets	—	1,984	6	(1,564)	426
Assets held in trust for deferred compensation plans	164	—	—	—	164
Liabilities
Derivative liabilities	—	1,595	3	(861)	737

2023 1Q Form 10-Q 61

Table of Content

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$19	$—	$—	$19
Available-for-sale securities:
U.S. Treasury securities	103	—	—	—	103
Residential CMOs	—	2,914	—	—	2,914
Residential MBS	—	12,263	—	—	12,263
Commercial MBS	—	1,953	—	—	1,953
Other agencies	—	182	—	—	182
Municipal securities	—	42	3,248	—	3,290
Private-label CMO	—	108	20	—	128
Asset-backed securities	—	298	74	—	372
Corporate debt	—	2,214	—	—	2,214
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	103	19,978	3,342	—	23,423
Other securities	31	1	—	—	32
Loans held for sale	—	520	—	—	520
Loans held for investment	—	169	16	—	185
MSRs	—	—	494	—	494
Other assets:
Derivative assets	—	2,161	3	(1,808)	356
Assets held in trust for deferred compensation plans	155	—	—	—	155
Liabilities
Derivative liabilities	—	2,332	5	(1,345)	992
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
62 Huntington Bancshares Incorporated

Table of Content

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three Months Ended March 31, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers out of Level 3 (1)	—	(2)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(12)	7	—	—	—	—
Interest and fee income	—	—	—	(1)	—	—
Included in OCI	—	—	3	—	—	—
Purchases/originations	13	—	177	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(10)	—	(89)	1	—	—
Closing balance	$485	$3	$3,339	$20	$74	$15
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(12)	$5	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	3	—	—	—
Three Months Ended March 31, 2022
Opening balance	$351	$4	$3,477	$20	$70	$19
Transfers out of Level 3 (1)	—	(7)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	51	(7)	—	—	—	—
Interest and fee income	—	—	(2)	(1)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(120)	—	(1)	—
Purchases/originations	29	—	172	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(15)	—	(241)	—	(7)	—
Closing balance	$416	$(10)	$3,282	$19	$62	$18
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$51	$(16)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(118)	—	(1)	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2023 1Q Form 10-Q 63

Table of Content
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At March 31, 2023
Loans held for sale	$446	$439	$7	$—	$—	$—
Loans held for investment	187	192	(5)	3	3	—
At December 31, 2022
Loans held for sale	$520	$513	$7	$—	$—	$—
Loans held for investment	185	190	(5)	11	11	—
The following table presents the net gains (losses) from fair value changes.

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Loans held for sale (1)	$—	$(44)
Loans held for investment	—	1
(1)The net gains (losses) from fair value changes are included in Mortgage banking income on the Unaudited Consolidated Statements of Income.
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended March 31,
(dollar amounts in millions)	At March 31, 2023	At December 31, 2022	2023	2022
Collateral-dependent loans	$30	$16	$(6)	$(1)
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

	Quantitative Information about Level 3 Fair Value Measurements
			At March 31, 2023 (1)				At December 31, 2022 (1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	5%	-	27%	8%	5%	-	40%	7%
		Spread over forward interest rate swap rates	5%	-	13%	6%	5%	-	13%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	5%	5%	5%	-	5%	5%
		Cumulative default	—%	-	64%	8%	—%	-	64%	7%
		Loss given default	20%	-	20%	20%	20%	-	20%	20%
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
The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, FHLB advances, and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, interest-bearing deposits at Federal Reserve Bank, and federal funds sold. Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included in following tables. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value.
2023 1Q Form 10-Q 65

Table of Content
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At March 31, 2023
Financial Assets
Cash and short-term assets	$10,572	$—	$—	$10,572	$10,572
Trading account securities	—	—	18	18	18
Available-for-sale securities	—	—	24,086	24,086	24,086
Held-to-maturity securities	16,977	—	—	16,977	14,939
Other securities	1,266	—	33	1,299	1,299
Loans held for sale	—	11	446	457	457
Net loans and leases (1)	118,850	—	187	119,037	115,020
Derivative assets	—	—	426	426	426
Assets held in trust for deferred compensation plans	—	—	164	164	164
Financial Liabilities
Deposits	145,278	—	—	145,278	145,179
Short-term borrowings	6,898	—	—	6,898	6,898
Long-term debt	13,072	—	—	13,072	12,591
Derivative liabilities	—	—	737	737	737
At December 31, 2022
Financial Assets
Cash and short-term assets	$6,918	$—	$—	$6,918	$6,918
Trading account securities	—	—	19	19	19
Available-for-sale securities	—	—	23,423	23,423	23,423
Held-to-maturity securities	17,052	—	—	17,052	14,754
Other securities	822	—	32	854	854
Loans held for sale	—	9	520	529	529
Net loans and leases (1)	117,217	—	185	117,402	112,591
Derivative assets	—	—	356	356	356
Assets held in trust for deferred compensation plans	—	—	155	155	155
Financial Liabilities
Deposits	147,914	—	—	147,914	147,796
Short-term borrowings	2,027	—	—	2,027	2,027
Long-term debt	9,686	—	—	9,686	9,564
Derivative liabilities	—	—	992	992	992
(1)Includes collateral-dependent loans.
66 Huntington Bancshares Incorporated

Table of Content
The following table presents the level in the fair value hierarchy for the estimated fair values at March 31, 2023 and December 31, 2022:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3
At March 31, 2023
Financial Assets
Trading account securities	$—	$18	$—		$18
Available-for-sale securities	5	20,648	3,433		24,086
Held-to-maturity securities	—	14,939	—		14,939
Other securities (2)	32	1	—		33
Loans held for sale	—	446	11		457
Net loans and leases	—	172	114,848		115,020
Derivative assets	—	1,984	6	$(1,564)	426
Financial Liabilities
Deposits	—	136,712	8,467		145,179
Short-term borrowings	—	6,898	—		6,898
Long-term debt	—	8,205	4,386		12,591
Derivative liabilities	—	1,595	3	(861)	737
At December 31, 2022
Financial Assets
Trading account securities	$—	$19	$—		$19
Available-for-sale securities	103	19,978	3,342		23,423
Held-to-maturity securities	—	14,754	—		14,754
Other securities (2)	31	1	—		32
Loans held for sale	—	520	9		529
Net loans and leases	—	169	112,422		112,591
Derivative assets	—	2,161	3	$(1,808)	356
Financial Liabilities
Deposits	—	142,081	5,715		147,796
Short-term borrowings	—	2,027	—		2,027
Long-term debt	—	8,680	884		9,564
Derivative liabilities	—	2,332	5	(1,345)	992
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.
13. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded in the Unaudited Consolidated Balance Sheets as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.
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
2023 1Q Form 10-Q 67

Table of Content
The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets at March 31, 2023 and December 31, 2022. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At March 31, 2023			At December 31, 2022
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$42,515	$1,037	$616	$42,461	$1,008	$1,145
Foreign exchange contracts	204	4	—	202	2	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	40,809	773	790	37,562	968	1,008
Foreign exchange contracts	5,621	65	68	4,889	68	68
Commodities contracts	852	111	108	762	114	113
Equity contracts	678	—	16	636	4	3
Total Contracts	$90,679	$1,990	$1,598	$86,512	$2,164	$2,337
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement for the three-month periods ended March 31, 2023 and 2022, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
(dollar amounts in millions)		2023	2022
Interest rate contracts:
Customer	Capital markets fees	$7	$10
Mortgage banking	Mortgage banking income	9	(47)
Interest rate swaptions	Other noninterest income	(1)	—
Foreign exchange contracts	Capital markets fees	12	10
Commodities contracts	Capital markets fees	2	1
Equity contracts	Other noninterest expense	(1)	1
Total		$28	$(25)
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
68 Huntington Bancshares Incorporated

Table of Content
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2023 and December 31, 2022, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At March 31, 2023
Instruments associated with:
Investment securities	$11,961	$—	$1,500	$13,461
Loans	—	22,825	175	23,000
Long-term debt	7,729	—	—	7,729
Total notional value	$19,690	$22,825	$1,675	$44,190
At December 31, 2022
Instruments associated with:
Investment securities	$10,407	$—	$—	$10,407
Loans	—	24,325	175	24,500
Long-term debt	7,729	—	—	7,729
Total notional value	$18,136	$24,325	$175	$42,636
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars, floors, and forward-starting floors that were excluded from the hedge effectiveness, changes in the fair value of economic hedges, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $52 million and an increase of $39 million for the three-month periods ended March 31, 2023, and 2022, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.1 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Consolidated Statements of Financial Condition. Huntington has also designated $869 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(182)	$418
Change in fair value of hedged investment securities (1)	181	(430)
Change in fair value of interest rate swaps hedging long-term debt (2)	116	(98)
Change in fair value of hedged long term debt (2)	(116)	98
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2023 1Q Form 10-Q 69

Table of Content
As of March 31, 2023 and December 31, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At March 31, 2023	At December 31, 2022	At March 31, 2023	At December 31, 2022
Assets
Investment securities (1)	$19,619	$18,029	$(798)	$(979)
Liabilities
Long-term debt (2)	7,293	7,175	(140)	(256)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $18.8 billion, the cumulative basis adjustments associated with these hedging relationships was $689 million, and the amounts of the designated hedging instruments were $11.1 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(70) million at March 31, 2023 and $(70) million at December 31, 2022.
Cash Flow Hedges
At March 31, 2023, Huntington has $22.8 billion of interest rate swaps, swaption collars, and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate collar and floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. Any change in fair value related to time value is recognized in OCI. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At March 31, 2023, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $181 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives at March 31, 2023 and December 31, 2022 were a net asset of $4 million and a net liability of $3 million, respectively. At March 31, 2023 and December 31, 2022, Huntington had commitments to sell residential real estate loans of $1.1 billion and $766 million, respectively. These contracts mature in less than one year.
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
70 Huntington Bancshares Incorporated

Table of Content
MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Unaudited Balance Sheets. Trading gains (losses) are included in mortgage banking income in the Unaudited Consolidated Statement of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading gains (losses) related to MSR hedging activity is summarized in the following tables:

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
Notional value	$1,135	$1,120
Trading assets	5	4
Trading liabilities	(64)	(78)

	Three Months Ended March 31, 2023
(dollar amounts in millions)	2023	2022
Trading gains (losses)	$9	$(47)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both March 31, 2023 and December 31, 2022, were $61 million and $59 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $42.7 billion and $40.7 billion at March 31, 2023 and December 31, 2022, respectively. Huntington’s credit risk from customer derivatives was $139 million and $118 million at the same dates, respectively.
Financial assets and liabilities that are offset in the Unaudited Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 12 “Fair Values of Assets and Liabilities”.
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
2023 1Q Form 10-Q 71

Table of Content
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $272 million and $227 million at March 31, 2023 and December 31, 2022, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At March 31, 2023, Huntington pledged $237 million of investment securities and cash collateral to counterparties, while other counterparties pledged $951 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets at March 31, 2023 and December 31, 2022.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At March 31, 2023	$1,990	$(1,564)	$426	$(66)	$(20)	$340
At December 31, 2022	2,164	(1,808)	356	(7)	(56)	293

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At March 31, 2023	$1,598	$(861)	$737	$—	$(92)	$645
At December 31, 2022	2,337	(1,345)	992	(79)	(118)	795
14. Variable Interest Entities
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at March 31, 2023, and December 31, 2022:

	At March 31, 2023
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$2,141	$1,326	$2,141
Trust Preferred Securities	14	248	—
Other Investments	557	144	557
Total	$2,712	$1,718	$2,698

	At December 31, 2022
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$2,036	$1,260	$2,036
Trust Preferred Securities	14	248	—
Other Investments	522	141	522
Total	$2,572	$1,649	$2,558
72 Huntington Bancshares Incorporated

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
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in other assets. Investments that do not meet the requirements of the proportional amortization method are accounted for using the equity method. Investment losses are included in Other noninterest income in the Unaudited Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2023 and December 31, 2022.

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
Affordable housing tax credit investments	$3,050	$2,891
Less: amortization	(909)	(855)
Net affordable housing tax credit investments	$2,141	$2,036
Unfunded commitments	$1,326	$1,260
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollar amounts in millions)	2023	2022
Tax credits and other tax benefits recognized	$66	$53
Proportional amortization expense included in provision for income taxes	54	41
There were no sales of affordable housing tax credit investments during the three-month periods ended March 31, 2023 and 2022. There was no impairment recognized for the three-month periods ended March 31, 2023 and 2022.
Trust-Preferred Securities
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Consolidated Balance Sheet as long-term debt. See Note 11 “Borrowings” to the Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K for the outstanding amount of debentures issued to each trust and corresponding trust securities as of December 31, 2022. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Consolidated Financial Statements.
Other investments
Other investments determined to be VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
2023 1Q Form 10-Q 73

Table of Content
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements at March 31, 2023 and December 31, 2022, were as follows:

(dollar amounts in millions)	At March 31, 2023	At December 31, 2022
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$32,634	$32,500
Consumer	19,482	19,064
Commercial real estate	3,199	3,393
Standby letters of credit and guarantees on industrial revenue bonds	696	714
Commercial letters of credit	51	15
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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $29 million and $27 million at March 31, 2023 and December 31, 2022, respectively.
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
74 Huntington Bancshares Incorporated

Table of Content
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at March 31, 2023 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
16. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has four major business segments: Commercial Banking, Consumer and Business Banking, Vehicle Finance, and Regional Banking and The Huntington Private Client Group (RBHPCG). The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. For a description of our business segments, see Note 25 - Segment Reporting to the Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K.
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s March 31, 2023, December 31, 2022, and March 31, 2022, reported results by business segment.

	Three Months Ended March 31,
Income Statements	Commercial Banking	Consumer & Business Banking	Vehicle Finance	RBHPCG	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
2023
Net interest income	$570	$977	$114	$68	$(320)	$1,409
Provision (benefit) for credit losses	40	26	20	(1)	—	85
Noninterest income	157	223	3	117	12	512
Noninterest expense	280	630	41	81	54	1,086
Provision (benefit) for income taxes	85	114	12	22	(89)	144
Income attributable to non-controlling interest	4	—	—	—	—	4
Net income (loss) attributable to Huntington	$318	$430	$44	$83	$(273)	$602
2022
Net interest income	$418	$459	$120	$49	$100	$1,146
Provision (benefit) for credit losses	131	(109)	(7)	10	—	25
Noninterest income	141	272	3	66	17	499
Noninterest expense	248	612	45	81	67	1,053
Provision (benefit) for income taxes	38	47	18	5	(3)	105
Income attributable to non-controlling interest	2	—	—	—	—	2
Net income attributable to Huntington	$140	$181	$67	$19	$53	$460

2023 1Q Form 10-Q 75

Table of Content

	Assets at		Deposits at
(dollar amounts in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial Banking	$65,183	$63,812	$35,243	$37,509
Consumer & Business Banking	38,275	38,561	94,729	93,676
Vehicle Finance	21,767	21,461	1,018	1,136
RBHPCG	10,134	10,045	9,009	9,550
Treasury / Other	53,711	49,027	5,279	6,043
Total	$189,070	$182,906	$145,278	$147,914

76 Huntington Bancshares Incorporated

Table of Content
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2022 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable, or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 15 “Commitments and Contingent Liabilities” of the Notes to Unaudited Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	—	$—	$1,000,000,000
February 1, 2023 to February 28, 2023	—	—	1,000,000,000
March 1, 2023 to March 31, 2023	—	—	1,000,000,000
Total	—	$—
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
2023 1Q Form 10-Q 77

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)

*	Filed herewith
**	Furnished herewith
***
The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2023 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.

78 Huntington Bancshares Incorporated

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 28, 2023	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2023	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2023 1Q Form 10-Q 79