Form 10-Q
period 2023-06-30
HUNTINGTON BANCSHARES INC /MD/
filed 2023-07-28
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,447,882,434 shares of the registrant’s common stock ($0.01 par value) outstanding on June 30, 2023.

HUNTINGTON BANCSHARES INCORPORATED

4 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
Capstone Partners	Capstone Enterprises LLC
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CFO	Chief Financial Officer
CRO	Chief Risk Officer
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at Default
ESG	Environmental, Social, and Governance
EOP	End of Period
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
2023 2Q Form 10-Q 5

NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
PPP	Paycheck Protection Program
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real estate investment trust
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
RV	Recreational vehicle
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled Debt Restructuring
Torana	Digital Payments Torana, Inc.
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve and have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. This includes, but is not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. At June 30, 2023, our 1,001 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states.
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
Summary of 2023 Second Quarter Results Compared to 2022 Second Quarter
For the quarter, we reported net income of $559 million, or $0.35 per diluted common share, compared with $539 million, or $0.35 per diluted common share, in the year-ago quarter.
Net interest income was $1.3 billion, up $85 million, or 7% from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $90 million, or 7%, from the year-ago quarter. The increase in FTE net interest income primarily reflects $13.7 billion, or 8%, increase in average earning assets, partially offset by a 4 basis point decrease in the FTE NIM to 3.11% and an increase in average interest-bearing liabilities.
2023 2Q Form 10-Q 7

The provision for credit losses increased $25 million from the year-ago quarter to $92 million in the 2023 second quarter. The increase in provision expense compared to the year-ago quarter was driven by allowance builds that reflect modest deterioration in the current macro-economic environment. The ACL increased $174 million from the year-ago quarter to $2.3 billion in the 2023 second quarter, or 1.93% of total loans and leases, compared to $2.2 billion, or 1.87% of total loans and leases. The increase in the total ACL was driven by a combination of loan and lease growth and modest deterioration in the current macro-economic forecast.
Noninterest income was $495 million, an increase of $10 million, or 2%, and noninterest expense increased $32 million, or 3%, from the year-ago quarter. The increase in noninterest income was primarily due to an $18 million increase from favorable mark-to-market on pay-fixed swaptions, included within other noninterest income, and additional increases in card and payments processing, bank owned life insurance, and trust and investment management services, partially offset by decreases in service charges on deposit accounts and mortgage banking income. The increase in noninterest expense was primarily due to increases in personnel costs, marketing expense, and outside data processing and other services, partially offset by reductions in acquisition-related expenses.
Total assets at June 30, 2023 were $188.5 billion, an increase of $5.6 billion, or 3%, compared to December 31, 2022. The increase in total assets was primarily driven by increases in interest-bearing deposits at Federal Reserve Bank of $4.5 billion, or 92%, and loans and leases of $1.7 billion, or 1%. Total liabilities at June 30, 2023 were $169.7 billion, an increase of $4.5 billion, or 3%, compared to December 31, 2022. The increase in total liabilities was primarily driven by an increase in long-term debt of $5.0 billion, or 52%.
The tangible common equity to tangible assets ratio was 5.80% at June 30, 2023, up 25 basis points from December 31, 2022, primarily due to an increase in tangible common equity related to current period earnings. CET1 risk-based capital ratio was 9.82%, up from 9.36% from December 31, 2022. The increase in regulatory capital ratios was primarily driven by current period earnings, partially offset by dividends and the CECL transitional amount.
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
During the second quarter of 2023, inflation has continued to trend lower while remaining at elevated levels above the Federal Reserve’s target. The Federal Reserve raised interest rates one time in May and paused in June to further evaluate the impact of their tightening and the overall health of the economy. Market volatility has subsided, and deposits have generally stabilized across the banking sector. Over the same period, loan growth across the banking sector has decreased given economic uncertainty. Further, as a result of the recent bank failures, ongoing regulatory reforms are expected, including increased capital and long-term debt requirements, as well as a special assessment to repay losses to the FDIC’s Deposit Insurance Fund.
Our economic forecast assumes a slowdown over the next 12 months with a return to modest growth in 2024. We expect inflation to moderate through 2024 as the Federal Reserve actions continue to have an effect, and will likely result in lower GDP growth and higher unemployment.
8 Huntington Bancshares Incorporated

Our quarterly results reflect continued execution of our strategy and the strength of our balance sheet, delivered through sustained deposit growth and increased capital levels driven by earnings and capital optimization. Credit continues to perform well in keeping with our aggregate moderate-to-low, through-the-cycle risk appetite. With our disciplined and proactive approach, including balance sheet and other efficiency efforts to increase capital, we believe Huntington is well positioned to manage through the uncertain economic outlook on the horizon. We remain focused on delivering profitable growth and driving value for our shareholders.
Other Recent Developments
Following the recent failure of two financial institutions and resulting losses to the FDIC’s Deposit Insurance Fund, the FDIC approved a notice of proposed rulemaking in May 2023 that would implement a special assessment to recover the cost associated with protecting uninsured depositors as part of those financial institution failures. Under the proposed rule, the assessment base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The $5 billion exclusion would be applied once to the aggregate amount of uninsured deposits.
The FDIC is proposing a special assessment at an annual rate of approximately 12.5 basis points to be assessed over eight quarters. The special assessment rate is subject to change prior to any final rule depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits. As proposed and based on The Huntington National Bank reported uninsured deposits as of December 31, 2022, the estimated impact of the special assessment is approximately $115 million. On July 24, 2023, the FDIC issued a Financial Institution Letter which clarified that inter-company subsidiary deposits should be included in reported uninsured deposits. If Huntington were to include these inter-company bank subsidiary deposits at December 31, 2022, the estimated impact of the special assessment would equal approximately $199 million. Huntington continues to assess these developments.
Any change to the terms of the final rule impacting the determination of uninsured deposits, exclusionary criteria, annual rate, or term of annual rate application would have a direct impact on the estimate of Huntington’s special assessment.
We continue to assess the impact of the special assessment to our future operating results and expect to record the impact when the final rule is enacted.
On July 27, 2023, the Federal Banking Agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules applicable to the Company and the Bank. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on Huntington.
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

2023 2Q Form 10-Q 9

Table 1 - Selected Quarterly Income Statement Data
	Three months ended June 30,		Change
(amounts in millions, except per share data)	2023	2022	Amount	Percent
Interest income	$2,225	$1,331	$894	67%
Interest expense	879	70	809	NM
Net interest income	1,346	1,261	85	7
Provision for credit losses	92	67	25	37
Net interest income after provision for credit losses	1,254	1,194	60	5
Service charges on deposit accounts	87	105	(18)	(17)
Card and payment processing income	102	96	6	6
Capital markets fees	57	54	3	6
Trust and investment management services	68	63	5	8
Mortgage banking income	33	44	(11)	(25)
Leasing revenue	25	27	(2)	(7)
Insurance income	30	27	3	11
Gain on sale of loans	8	12	(4)	(33)
Bank owned life insurance income	16	11	5	45
Net (losses) gains on sales of securities	(5)	—	(5)	NM
Other noninterest income	74	46	28	61
Total noninterest income	495	485	10	2
Personnel costs	613	577	36	6
Outside data processing and other services	148	153	(5)	(3)
Equipment	64	61	3	5
Net occupancy	54	58	(4)	(7)
Marketing	32	24	8	33
Professional services	21	19	2	11
Deposit and other insurance expense	23	20	3	15
Amortization of intangibles	13	13	—	—
Lease financing equipment depreciation	8	11	(3)	(27)
Other noninterest expense	74	82	(8)	(10)
Total noninterest expense	1,050	1,018	32	3
Income before income taxes	699	661	38	6
Provision for income taxes	134	120	14	12
Income after income taxes	565	541	24	4
Income attributable to non-controlling interest	6	2	4	NM
Net income attributable to Huntington	559	539	20	4
Dividends on preferred shares	40	28	12	43
Net income applicable to common shares	$519	$511	$8	2%
Average common shares—basic	1,446	1,441	5	—%
Average common shares—diluted	1,466	1,463	3	—
Net income per common share—basic	$0.36	$0.35	$0.01	3
Net income per common share—diluted	0.35	0.35	—	—
Return on average total assets	1.18%	1.22%
Return on average common shareholders’ equity	12.7	12.8
Return on average tangible common shareholders’ equity (1)	19.9	19.9
Net interest margin (2)	3.11	3.15
Efficiency ratio (3)	55.9	57.3
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,346	$1,261	$85	7%
FTE adjustment (2)	11	6	5	83
Net interest income, FTE (non-GAAP) (2)	1,357	1,267	90	7
Noninterest income	495	485	10	2
Total revenue, FTE (non-GAAP) (2)	$1,852	$1,752	$100	6%
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
10 Huntington Bancshares Incorporated

Table 2 - Selected Year to Date Income Statement Data

	Six months ended June 30,		Change
(amounts in millions, except per share data)	2023	2022	Amount	Percent
Interest income	$4,253	$2,526	$1,727	68%
Interest expense	1,498	119	1,379	NM
Net interest income	2,755	2,407	348	14
Provision for credit losses	177	92	85	92
Net interest income after provision for credit losses	2,578	2,315	263	11
Service charges on deposit accounts	170	202	(32)	(16)
Card and payment processing income	195	182	13	7
Capital markets fees	116	96	20	21
Trust and investment management services	130	128	2	2
Mortgage banking income	59	93	(34)	(37)
Leasing revenue	51	62	(11)	(18)
Insurance income	64	58	6	10
Gain on sale of loans	11	40	(29)	(73)
Bank owned life insurance income	32	28	4	14
Net (losses) gains on sales of securities	(4)	—	(4)	NM
Other noninterest income	183	95	88	93
Total noninterest income	1,007	984	23	2
Personnel costs	1,262	1,157	105	9
Outside data processing and other services	299	318	(19)	(6)
Equipment	128	142	(14)	(10)
Net occupancy	114	122	(8)	(7)
Marketing	57	45	12	27
Professional services	37	38	(1)	(3)
Deposit and other insurance expense	43	38	5	13
Amortization of intangibles	26	27	(1)	(4)
Lease financing equipment depreciation	16	25	(9)	(36)
Other noninterest expense	154	159	(5)	(3)
Total noninterest expense	2,136	2,071	65	3
Income before income taxes	1,449	1,228	221	18
Provision for income taxes	278	225	53	24
Income after income taxes	1,171	1,003	168	17
Income attributable to non-controlling interest	10	4	6	150
Net income attributable to Huntington	1,161	999	162	16
Dividends on preferred shares	69	56	13	23
Net income applicable to common shares	$1,092	$943	$149	16%

Average common shares—basic	1,445	1,440	5	—%
Average common shares—diluted	1,468	1,464	4	—
Net income per common share—basic	$0.76	$0.65	$0.11	17
Net income per common share—diluted	0.74	0.64	0.10	16

Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$2,755	$2,407	$348	14%
FTE adjustment	20	14	6	43
Net interest income, FTE (non-GAAP) (1)	2,775	2,421	354	15
Noninterest income	1,007	984	23	2
Total revenue, FTE (non-GAAP) (1)	$3,782	$3,405	$377	11%
(1)On an FTE basis assuming a 21% tax rate.

2023 2Q Form 10-Q 11

Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 3 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin (1)
	Three months ended June 30, 2023			Three months ended June 30, 2022			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (2)	Rate (3)	Balances	Income (FTE) (2)	Rate (3)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$11,052	$141	5.12%	$3,532	$7	0.80%	$7,520	NM
Interest-bearing deposits in banks	229	5	7.79	161	1	1.32	68	42
Securities:
Trading account securities	34	1	4.92	30	1	3.99	4	13
Available-for-sale securities:
Taxable	20,920	252	4.82	21,672	123	2.25	(752)	(3)
Tax-exempt	2,745	33	4.87	2,859	19	2.71	(114)	(4)
Total available-for-sale securities	23,665	285	4.83	24,531	142	2.30	(866)	(4)
Held-to-maturity securities—taxable	16,762	102	2.42	17,234	90	2.10	(472)	(3)
Other securities	1,263	11	3.47	755	6	3.62	508	67
Total securities	41,724	399	3.82	42,550	239	2.24	(826)	(2)
Loans held for sale	559	8	6.05	1,033	10	4.08	(474)	(46)
Loans and leases: (4)
Commercial:
Commercial and industrial	50,194	746	5.87	44,763	427	3.78	5,431	12
Commercial real estate	13,342	243	7.22	13,202	119	3.56	140	1
Lease financing	5,155	71	5.45	4,919	61	4.98	236	5
Total commercial	68,691	1,060	6.10	62,884	607	3.83	5,807	9
Consumer:
Residential mortgage	22,765	200	3.51	20,527	158	3.09	2,238	11
Automobile	12,927	134	4.17	13,557	115	3.40	(630)	(5)
Home equity	10,154	187	7.42	10,373	115	4.44	(219)	(2)
RV and marine	5,478	63	4.59	5,317	55	4.12	161	3
Other consumer	1,330	39	11.59	1,291	30	9.08	39	3
Total consumer	52,654	623	4.74	51,065	473	3.70	1,589	3
Total loans and leases	121,345	1,683	5.51	113,949	1,080	3.77	7,396	6
Total earning assets	174,909	2,236	5.13	161,225	1,337	3.33	13,684	8
Cash and due from banks	1,639			1,669			(30)	(2)
Goodwill and other intangible assets	5,734			5,613			121	2
All other assets	10,638			10,107			531	5
Allowance for loan and lease losses	(2,174)			(2,053)			(121)	(6)
Total assets	$190,746			$176,561			$14,185	8%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$39,772	$167	1.68%	$41,712	$11	0.10%	$(1,940)	(5)%
Money market deposits	38,753	255	2.64	33,791	8	0.09	4,962	15
Savings and other domestic deposits	18,826	6	0.11	21,683	1	0.02	(2,857)	(13)
Core certificates of deposit (5)	8,820	83	3.78	2,228	—	0.07	6,592	NM
Other domestic deposits of $250,000 or more	320	2	3.27	225	—	0.23	95	42
Negotiable CDs, brokered and other deposits	4,502	57	5.07	2,981	5	0.72	1,521	51
Total interest-bearing deposits	110,993	570	2.06	102,620	25	0.10	8,373	8
Short-term borrowings	5,242	74	5.70	2,103	7	1.40	3,139	149
Long-term debt	16,252	235	5.79	7,024	38	2.16	9,228	131
Total interest-bearing liabilities	132,487	879	2.66	111,747	70	0.25	20,740	19
Demand deposits—noninterest-bearing	34,566			42,388			(7,822)	(18)
All other liabilities	4,796			4,168			628	15
Total liabilities	171,849			158,303			13,546	9
Total Huntington shareholders’ equity	18,844			18,228			616	3
Non-controlling interest	53			30			23	77
Total equity	18,897			18,258			639	3
Total liabilities and equity	$190,746			$176,561			$14,185	8%
Net interest rate spread			2.47			3.08
Impact of noninterest-bearing funds on margin			0.64			0.07
Net interest margin/NII (FTE)		$1,357	3.11%		$1,267	3.15%
(1)During the 2023 second quarter, the process for assessing and monitoring the risk and performance of non-real estate secured commercial loans was revised, primarily loans to REITs. These loans were reclassified from CRE to the C&I loan category to align reporting with this process revision. All prior period results have been adjusted to conform to the current presentation.
(2)FTE yields are calculated assuming a 21% tax rate.
(3)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(4)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(5)Includes consumer certificates of deposit of $250,000 or more.

12 Huntington Bancshares Incorporated

Quarterly Net Interest Income
Net interest income for the 2023 second quarter increased $85 million, or 7%, from the 2022 second quarter. FTE net interest income, a non-GAAP financial measure, for the 2023 second quarter increased $90 million, or 7%, from the 2022 second quarter. The increase in FTE net interest income primarily reflects $13.7 billion, or 8%, increase in average earning assets, partially offset by a 4 basis point decrease in the FTE NIM to 3.11% and an increase in average interest-bearing liabilities. The NIM compression was driven by higher cost of funds and the impact from higher cash balances, partially offset by the higher rate environment driving an increase in loan and lease and investment security yields.
Average Balance Sheet
Average assets for the 2023 second quarter increased $14.2 billion, or 8%, to $190.7 billion from the 2022 second quarter, primarily due to an increase in average interest-bearing deposits at the Federal Reserve Bank of $7.5 billion, and average loans and leases of $7.4 billion, or 6%, partially offset by a decrease in average total securities of $826 million, or 2%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $5.8 billion, or 9%, and average consumer loans of $1.6 billion, or 3%.
Average liabilities for the 2023 second quarter increased $13.5 billion, or 9%, from the 2022 second quarter, primarily due to increases in average borrowings and deposits. Average borrowings increased $12.4 billion, or 135%, driven by long and short-term FHLB borrowings and new debt issuances reflecting actions taken as part of normal management of funding needs. Average deposits increased $551 million, primarily due to an increase in average interest-bearing deposits of $8.4 billion, or 8%, largely due to increases in average certificate of deposits and money market deposits, partially offset by a decrease in noninterest-bearing deposits of $7.8 billion, or 18%.
Average shareholders’ equity for the 2023 second quarter increased $616 million, or 3%, from the 2022 second quarter primarily due to earnings, partially offset by an increase in average accumulated other comprehensive loss driven by changes in interest rates.
2023 2Q Form 10-Q 13

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin (1)
	Six months ended
	June 30, 2023			June 30, 2022			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (2)	Rate (2)	Balances	Income (FTE) (2)	Rate (3)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$8,590	$212	4.95%	$5,354	$10	0.38%	$3,236	60%
Interest-bearing deposits in banks	239	10	8.16	168	1	0.71	71	42
Securities:
Trading account securities	27	1	5.09	38	1	3.63	(11)	(29)
Available-for-sale securities:
Taxable	21,143	484	4.58	22,931	213	1.85	(1,788)	(8)
Tax-exempt	2,693	62	4.64	2,873	41	2.86	(180)	(6)
Total available-for-sale securities	23,836	546	4.59	25,804	254	1.96	(1,968)	(8)
Held-to-maturity securities—taxable	16,869	204	2.42	15,902	156	1.97	967	6
Other securities	1,075	21	3.83	860	11	2.64	215	25
Total securities	41,807	772	3.69	42,604	422	1.98	(797)	(2)
Loans held for sale	505	15	5.96	1,137	20	3.58	(632)	(56)
Loans and leases: (4)
Commercial:
Commercial and industrial	49,615	1,432	5.74	43,937	828	3.75	5,678	13
Commercial real estate	13,511	476	7.01	13,280	224	3.35	231	2
Lease financing	5,181	139	5.35	4,915	122	4.95	266	5
Total commercial	68,307	2,047	5.96	62,132	1,174	3.76	6,175	10
Consumer:
Residential mortgage	22,547	390	3.46	20,019	304	3.04	2,528	13
Automobile	13,085	263	4.05	13,510	227	3.39	(425)	(3)
Home equity	10,206	368	7.28	10,394	217	4.21	(188)	(2)
RV and marine	5,422	121	4.51	5,210	107	4.14	212	4
Other consumer	1,318	75	11.39	1,288	58	9.02	30	2
Total consumer	52,578	1,217	4.66	50,421	913	3.64	2,157	4
Total loans and leases	120,885	3,264	5.39	112,553	2,087	3.71	8,332	7
Total earning assets	172,026	4,273	5.01	161,816	2,540	3.17	10,210	6
Cash and due from banks	1,619			1,659			(40)	(2)
Goodwill and other intangible assets	5,747			5,598			149	3
All other assets	10,602			10,061			541	5
Allowance for loan and lease losses	(2,158)			(2,050)			(108)	(5)
Total assets	$187,836			$177,084			$10,752	6%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$40,211	$299	1.50%	$41,176	$14	0.07%	$(965)	(2)%
Money market deposits	38,031	427	2.27	33,235	12	0.07	4,796	14
Savings and other domestic deposits	19,348	9	0.09	21,501	2	0.02	(2,153)	(10)
Core certificates of deposit (5)	7,292	126	3.48	2,393	1	0.10	4,899	NM
Other domestic deposits of $250,000 or more	286	4	2.91	270	—	0.19	16	6
Negotiable CDs, brokered and other deposits	4,659	111	4.81	3,216	7	0.42	1,443	45
Total interest-bearing deposits	109,827	976	1.79	101,791	36	0.07	8,036	8
Short-term borrowings	4,809	134	5.64	3,408	14	0.83	1,401	41
Long-term debt	13,664	388	5.67	6,969	69	1.99	6,695	96
Total interest-bearing liabilities	128,300	1,498	2.35	112,168	119	0.21	16,132	14
Demand deposits—noninterest-bearing	36,023			42,177			(6,154)	(15)
All other liabilities	4,925			4,068			857	21
Total liabilities	169,248			158,413			10,835	7
Total Huntington shareholders’ equity	18,539			18,644			(105)	(1)
Non-controlling interest	49			27			22	81
Total equity	18,588			18,671			(83)	—
Total liabilities and shareholders’ equity	$187,836			$177,084			$10,752	6%
Net interest rate spread			2.66			2.96
Impact of noninterest-bearing funds on margin			0.59			0.06
Net interest margin/NII		$2,775	3.25%		$2,421	3.02%
(1)During the 2023 second quarter, the process for assessing and monitoring the risk and performance of non-real estate secured commercial loans was revised, primarily loans to REITs. These loans were reclassified from CRE to the C&I loan category to align reporting with this process revision. All prior period results have been adjusted to conform to the current presentation.
(2)FTE yields are calculated assuming a 21% tax rate.
(3)Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include impact of applicable non-deferrable and amortized fees.
(4)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(5)Includes consumer certificates of deposit of $250,000 or more.

14 Huntington Bancshares Incorporated

Year to Date Net Interest Income
Net interest income for the first six-month period of 2023 increased $348 million, or 14%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first six-month period of 2023 increased $354 million, or 15%, from the year-ago period. The increase in FTE net interest income reflected the benefit of a 23 basis point increase in the FTE NIM to 3.25% and a $10.2 billion, or 6%, increase in average total earning assets, partially offset by a $16.1 billion, or 14%, increase in interest-bearing liabilities and lower accelerated PPP loan fees recognized upon forgiveness payments from the SBA and purchase accounting accretion.
The NIM expansion was driven by the higher rate environment driving an increase in loans and lease and investment security yields, partially offset by higher cost of funds and higher cash balances.
Net interest income for the first six-month period of 2023 included $18 million of net interest income from purchase accounting accretion, compared to $35 million and $16 million from purchase accounting accretion and accelerated PPP loan fees recognized upon forgiveness payments from the SBA, respectively, in the year-ago period.
Average Balance Sheet
Average assets for the first six-month period of 2023 increased $10.8 billion, or 6%, to $187.8 billion from the year-ago period, primarily due to increases in average loans and leases of $8.3 billion, or 7%, and interest-bearing deposits at the Federal Reserve Bank of $3.2 billion, or 60%, partially offset by a decrease in total securities of $797 million, or 2%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $6.2 billion, or 10%, and average consumer loans of $2.2 billion, or 4%.
Average liabilities for the first six-month period of 2023 increased $10.8 billion, or 7%, from the year-ago period, primarily due to increases in average borrowings and deposits. Average borrowings increased $8.1 billion, or 78%, driven by higher long and short-term FHLB borrowings and new debt issuances reflecting actions taken as part of normal management of funding needs. Total average deposits increased $1.9 billion, or 1%, primarily due to an increase in average interest-bearing deposits of $8.0 billion, or 8%, largely due to increases in average certificates of deposits and money market deposits, partially offset by a decrease in noninterest-bearing deposits of $6.2 billion, or 15%.
Average shareholders’ equity for the first six-month of 2023 decreased $105 million, or 1%, from the year-ago period primarily due to an increase in average accumulated other comprehensive loss driven by changes in interest rates, partially offset by earnings.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ACL at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio, and unfunded lending commitments.
The provision for credit losses for the 2023 second quarter was $92 million, an increase of $25 million, compared to the 2022 second quarter. On a year-to-date basis, provision for credit losses for the first six-month period of 2023 was $177 million, an increase of $85 million, or 92%, compared to year-ago period. The increase in provision expense over the prior year quarter was driven by allowance builds that reflect modest deterioration in the current macro-economic forecast. The increase over the prior year-to-date period was driven by allowance builds associated with a combination of loan and lease growth and modest deterioration in the current macro-economic forecast.
2023 2Q Form 10-Q 15

The components of the provision for credit losses were as follows:

Table 5 - Provision for Credit Losses
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(dollar amounts in millions)	2023	2022	2023	2022
Provision for loan and lease losses	$84	$64	$162	$71
Provision for unfunded lending commitments	8	3	15	17
Provision for securities	—	—	—	4
Total provision for credit losses	$92	$67	$177	$92
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
	Three months ended			Six months ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2023	2022	Percent	2023	2022	Percent
Service charges on deposit accounts	$87	$105	(17)%	$170	$202	(16)%
Card and payment processing income	102	96	6	195	182	7
Capital markets fees	57	54	6	116	96	21
Trust and investment management services	68	63	8	130	128	2
Mortgage banking income	33	44	(25)	59	93	(37)
Leasing revenue	25	27	(7)	51	62	(18)
Insurance income	30	27	11	64	58	10
Gain on sale of loans	8	12	(33)	11	40	(73)
Bank owned life insurance income	16	11	45	32	28	14
Net (losses) gains on sales of securities	(5)	—	(100)	(4)	—	(100)
Other noninterest income	74	46	61	183	95	93
Total noninterest income	$495	$485	2%	$1,007	$984	2%
Noninterest income for the 2023 second quarter was $495 million, an increase of $10 million, or 2%, from the year-ago quarter. Other noninterest income increased $28 million, or 61%, primarily due to an $18 million increase from favorable mark-to-market on pay-fixed swaptions. Additional increases included card and payment processing income of $6 million, or 6%, bank owned life insurance income of $5 million, or 45%, and trust and investment management fees of $5 million, or 8%. Partially offsetting these increases, service charges on deposit accounts decreased $18 million, or 17%, primarily reflecting the impact from program changes, and mortgage banking income decreased $11 million, or 25%, primarily reflecting lower net MSR risk management.
Noninterest income for the first six-month period of 2023 increased $23 million, or 2%, from the year-ago period. Other noninterest income increased $88 million, or 93%, primarily due to a $57 million gain on the sale of our RPS business, including associated goodwill allocation, and a $17 million increase from favorable mark-to-market on pay-fixed swaptions. Additional increases included capital markets fees of $20 million, or 21%, primarily reflecting Capstone Partners related advisory fees, partially offset by a decrease in interest rate derivative fees, and card and payments processing income of $13 million, or 7%, largely due to an increase in debit card usage. Partially offsetting these increases, mortgage banking decreased $34 million, or 37%, primarily reflecting lower salable volume and net MSR risk management. Service charges on deposits accounts decreased $32 million, or 16%, primarily reflecting impact from program changes. Gain on sale of loans decreased $29 million, or 73%, primarily resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination. Leasing revenue decreased $11 million, or 18%, primarily driven by a decrease in operating lease income.
16 Huntington Bancshares Incorporated

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three months ended			Six months ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2023	2022	Percent	2023	2022	Percent
Personnel costs	$613	$577	6%	$1,262	$1,157	9%
Outside data processing and other services	148	153	(3)	299	318	(6)
Equipment	64	61	5	128	142	(10)
Net occupancy	54	58	(7)	114	122	(7)
Marketing	32	24	33	57	45	27
Professional services	21	19	11	37	38	(3)
Deposit and other insurance expense	23	20	15	43	38	13
Amortization of intangibles	13	13	—	26	27	(4)
Lease financing equipment depreciation	8	11	(27)	16	25	(36)
Other noninterest expense	74	82	(10)	154	159	(3)
Total noninterest expense	$1,050	$1,018	3%	$2,136	$2,071	3%
Number of employees (average full-time equivalent)	20,200	19,866	2%	20,198	19,821	2%
Noninterest expense for the 2023 second quarter was $1.1 billion, an increase of $32 million, or 3%, from the year-ago quarter. There were no acquisition-related expenses for the 2023 second quarter, compared to $24 million in the year-ago quarter. Personnel costs increased $36 million, or 6%, primarily reflecting higher expense due to the impact of the Capstone Partners acquisition and merit increases. Marketing expense increased $8 million, or 33%, primarily reflecting actions taken to deepen and acquire new customer relationships. Partially offsetting these increases, outside data processing and other services decreased $5 million, or 3%, primarily reflecting a decrease in acquisition-related expenses of $12 million, partially offset by higher technology investments.
Noninterest expense for the first six-month period of 2023 increased $65 million, or 3%, from the year-ago period. There were no acquisition-related expenses for the first six-month period of 2023, compared to $70 million in the year-ago period. Personnel costs increased $105 million, or 9%, primarily due to $36 million of voluntary retirement program expense and $6 million of organizational realignment expense, the impact of Capstone Partners acquisition and merit increases, partially offset by a $7 million decrease in acquisition-related expenses. Marketing expense increased $12 million, or 27%, primarily reflecting actions taken to deepen and acquire new customer relationships. Partially offsetting these increases, outside data processing decreased $19 million, or 6%, primarily due to a decrease of $37 million in acquisition-related expenses, partially offset by higher technology investments. Equipment expense decreased $14 million, or 10%, primarily reflecting the timing of technology equipment purchases and amortization.
Provision for Income Taxes
The provision for income taxes in the 2023 second quarter was $134 million, compared to $120 million in the 2022 second quarter. The provision for income taxes for the six-month periods ended June 30, 2023 and June 30, 2022 was $278 million and $225 million, respectively. All periods included the benefits from general business credits, capital losses, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rates for the 2023 second quarter and 2022 second quarter were 19.3% and 18.1%, respectively. The effective tax rates for the six-month periods ended June 30, 2023 and June 30, 2022 were 19.2% and 18.3%, respectively. The variance between the 2023 second quarter compared to the 2022 second quarter, and the six month period ended June 30, 2023 compared to the six month period ended June 30, 2022 provision for income taxes and effective tax rates relates primarily to a reduction in capital losses, partially offset by an increase in tax credits and the impact of stock-based compensation.
The net federal deferred tax asset was $383 million, and the net state deferred tax asset was $87 million at June 30, 2023.
2023 2Q Form 10-Q 17

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
We focus on the early identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our disciplined portfolio management processes are central to our commitment to maintaining an aggregate moderate-to-low, through-the-cycle risk appetite. In our efforts to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2022 Annual Report on Form 10-K for a brief description of each portfolio segment. During the 2023 second quarter, Huntington revised its process for assessing and monitoring the risk and performance of non-real estate secured commercial loans, primarily loans to REITs. These loans were reclassified from CRE to the C&I loan category to align reporting with this process revision. All prior period results have been adjusted to conform to the current presentation.
18 Huntington Bancshares Incorporated

The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	At June 30, 2023		At December 31, 2022
Commercial:
Commercial and industrial	$49,834	41%	$48,121	41%
Commercial real estate	13,166	11	13,640	11
Lease financing	5,143	4	5,252	4
Total commercial	68,143	56	67,013	56
Consumer:
Residential mortgage	23,138	19	22,226	19
Automobile	12,819	11	13,154	11
Home equity	10,135	8	10,375	9
RV and marine	5,640	5	5,376	4
Other consumer	1,350	1	1,379	1
Total consumer	53,082	44	52,510	44
Total loans and leases	$121,225	100%	$119,523	100%
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
2023 2Q Form 10-Q 19

The table below provides our total loan and lease portfolio by industry type:

Table 9 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At June 30, 2023		At December 31, 2022
Commercial loans and leases:
Real estate and rental and leasing (1)	$16,372	14%	$16,310	14%
Retail trade (2)	10,843	9	9,894	8
Manufacturing	7,754	6	7,809	7
Finance and insurance (1)	5,079	4	5,005	4
Health care and social assistance (1)	4,321	4	4,293	4
Wholesale Trade	3,777	3	3,922	3
Accommodation and food services	3,197	3	3,335	3
Transportation and warehousing	3,196	3	3,246	3
Professional, scientific, and technical services	2,102	2	1,899	2
Other Services	1,910	2	2,097	2
Utilities	1,809	1	1,298	1
Construction	1,707	1	1,757	1
Admin./Support/Waste Mgmt. and Remediation Services	1,431	1	1,370	1
Arts, entertainment, and recreation	1,302	1	1,424	1
Information	1,253	1	1,167	1
Public administration	667	1	667	1
Educational services	473	—	513	—
Agriculture, forestry, fishing, and hunting	418	—	455	—
Mining, quarrying, and oil and gas extraction	145	—	196	—
Management of companies and enterprises	126	—	127	—
Unclassified/other	261	—	229	—
Total commercial loans and leases by industry category	68,143	56	67,013	56
Residential mortgage	23,138	19	22,226	19
Automobile	12,819	11	13,154	11
Home equity	10,135	8	10,375	9
RV and marine	5,640	5	5,376	4
Other consumer loans	1,350	1	1,379	1
Total loans and leases	$121,225	100%	$119,523	100%
(1)     Non-real estate secured commercial loans to REITs, which are classified in the C&I loan category, are included in the real estate, finance and insurance, and health care industry types.
(2)    Amounts include $2.6 billion and $2.3 billion of auto dealer services loans at June 30, 2023 and December 31, 2022, respectively.
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
Credit quality performance in the 2023 second quarter reflected NCOs of $49 million, or 0.16% of average total loans and leases, annualized, an increase of $41 million, compared to $8 million, or 0.03%, in the year-ago quarter. The increase was driven by a $38 million increase in commercial NCOs to $27 million in the 2023 second quarter, compared to net credit recoveries in the prior year period. NPAs decreased from December 31, 2022 by $37 million, or 6%, largely driven by a decrease in commercial NALs.
20 Huntington Bancshares Incorporated

NPAs and NALs
(This section should be read in conjunction with Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2022 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $357 million of commercial related NALs at June 30, 2023, $207 million, or 58%, represent loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail:

Table 10 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
Nonaccrual loans and leases (NALs):
Commercial and industrial	$267	$288
Commercial real estate	75	92
Lease financing	15	18
Residential mortgage	73	90
Automobile	4	4
Home equity	75	76
RV and marine	1	1
Total nonaccrual loans and leases	510	569
Other real estate, net	18	11
Other NPAs (1)	29	14
Total nonperforming assets	$557	$594

Nonaccrual loans and leases as a % of total loans and leases	0.42%	0.48%
NPA ratio (2)	0.46	0.50
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
2023 2Q Form 10-Q 21

The baseline scenario used for the 2023 second quarter assumes weakening of the labor market is underway and will continue through the end of 2024 causing the unemployment rate to gradually increase, peaking at 4.2% by the end of 2024. The overnight federal funds rate is forecasted to have peaked at a rate of approximately 5.1% during the second quarter of 2023, remaining at this terminal level until the end of 2023 as the Federal Reserve continues to address elevated inflation levels. The expectation is that the Federal Reserve would then start to cut rates early in 2024, although monetary policy remains restrictive until the end of 2025. The federal funds rate returns to its neutral rate in early 2026. Inflation is forecasted to drop from an average of 8.0% in 2022, to 3.9% in 2023 and to 2.5% in 2024 as a result of the Federal Reserve’s actions, and as inflation pressures stemming from U.S labor market conditions, the housing market and global energy prices continue to soften. The GDP forecast for the second half of 2023 into 2024 has fallen somewhat from year end, a result of elevated interest rates and tightening credit conditions. GDP is now forecasted to be 2.3% by the fourth quarter of 2024.
Management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating that quantitative estimate for the allowance The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2022:

Table 11 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2022	2023		2024
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2022	3.7%	3.9%	4.1%	4.1%	3.9%
2Q 2023	N/A	3.4	3.8	4.0	4.2

Gross Domestic Product (1)
4Q 2022	(0.1)%	0.4%	2.0%	2.3%	2.7%
2Q 2023	N/A	1.6	1.1	2.1	2.3

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including geopolitical instability and current inflation levels, considering multiple macroeconomic forecasts that reflected a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact of recent inflation levels and attempts to lower inflation through Federal Reserve rate actions will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2023 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. For further information, including the ALLL and AULC activity by portfolio segment, refer to Note 5 “Allowance for Credit Losses” of the Notes to the Unaudited Consolidated Financial Statements.
22 Huntington Bancshares Incorporated

The table below reflects the allocation of our ALLL among our various loan and lease categories and the reported ACL:

Table 12 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At June 30, 2023			At December 31, 2022
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$994	46%	41%	$939	45%	41%
Commercial real estate	442	20	11	433	20	11
Lease financing	47	2	4	52	2	4
Total commercial	1,483	68	56	1,424	67	56
Consumer
Residential mortgage	194	9	19	187	8	19
Automobile	144	7	11	141	7	11
Home equity	119	5	8	105	5	9
RV and marine	145	7	5	143	7	4
Other consumer	92	4	1	121	6	1
Total consumer	694	32%	44%	697	33%	44%
Total ALLL	2,177			2,121
AULC	165			150
Total ACL	$2,342			$2,271
Total ALLL as a % of
Total loans and leases	1.80%			1.77%
Nonaccrual loans and leases	427			373
NPAs	391			357
Total ACL as % of
Total loans and leases	1.93%			1.90%
Nonaccrual loans and leases	459			400
NPAs	420			382
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At June 30, 2023, the ACL was $2.3 billion, or 1.93% of total loans and leases, compared to $2.3 billion, or 1.90%, at December 31, 2022. The increase in the total ACL was driven by a combination of loan and lease growth and modest deterioration in the current macro-economic forecast. The ACL coverage ratio at June 30, 2023 is reflective of the current macro-economic environment including recognition of the near-term recessionary risks.
2023 2Q Form 10-Q 23

NCOs
The table below reflects NCO detail for each of the periods presented:

Table 13 - Net Charge-off Analysis
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(dollar amounts in millions)	2023	2022	2023	2022
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$20	$(4)	$36	$(27)
Commercial real estate	7	(4)	25	4
Lease financing	—	(3)	(5)	2
Total commercial	27	(11)	56	(21)
Consumer:
Residential mortgage	1	(1)	1	(1)
Automobile	3	—	8	—
Home equity	—	(2)	(1)	(3)
RV and marine	2	1	4	4
Other consumer	16	21	38	48
Total consumer	22	19	50	48
Total net charge-offs	$49	$8	$106	$27

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.15%	(0.04)%	0.14%	(0.12)%
Commercial real estate	0.23	(0.13)	0.37	0.06
Lease financing	—	(0.24)	(0.19)	0.08
Total commercial	0.16	(0.07)	0.16	(0.07)
Consumer:
Residential mortgage	0.01	(0.02)	0.01	(0.01)
Automobile	0.10	—	0.12	—
Home equity	(0.02)	(0.08)	(0.02)	(0.05)
RV and marine	0.13	0.10	0.16	0.15
Other consumer	5.17	6.60	5.76	7.53
Total consumer	0.17	0.15	0.19	0.19
Net charge-offs as a % of average loans and leases	0.16%	0.03%	0.17%	0.05%
NCOs were an annualized 0.16% of average loans and leases in the current quarter, up from 0.03% in the 2022 second quarter. NCOs for the commercial portfolios were higher, with annualized net charge-offs of 0.16% in the current quarter, compared to net recoveries of 0.07% in the year-ago quarter, reflecting the continued normalization of net charge-offs. Consumer charge-offs were modestly higher in the quarter, compared to the year-ago quarter.

NCOs were an annualized 0.17% of average loans and leases for the first six-month period of 2023, up from 0.05% in the year ago period. NCOs for the commercial portfolios were higher with annualized net charge-offs of 0.16% in the current period compared to net recoveries of 0.07% in the year-ago period. Consumer charge-offs remained consistent in the period, compared to the year-ago period.
24 Huntington Bancshares Incorporated

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

Table 14 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At June 30, 2023	-5.4	-2.6	2.8	6.4
At December 31, 2022	-4.1	-2.0	2.0	4.0
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a variety of interest rate scenarios. The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual “ramp” -200, -100, +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.
The NII at Risk shows that the balance sheet is asset sensitive at both June 30, 2023, and December 31, 2022. A key driver of the change in sensitivity can be attributed to hedging activity, which has supported an increase to asset sensitivity in rising rate scenarios, while minimizing the impact to falling rate scenarios. Other drivers to the change in sensitivity include changes in the funding mix, deposit modeling assumptions, and market rates.
2023 2Q Form 10-Q 25

Table 15 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At June 30, 2023	0.3	1.4	-3.3	-7.4
At December 31, 2022	9.0	5.9	-8.0	-17.3
EVE at Risk provides a sensitivity analysis on shareholder’s equity for longer-term interest rate risk in the banking book. The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -200, -100, +100 and +200 basis point parallel “shock” scenarios.
The change in sensitivity from December 31, 2022 was driven primarily by updated deposit modeling assumptions, market rates and continued yield curve inversion, as well as changes in the funding mix and hedging activity.
To address the discontinuance of LIBOR, we established a LIBOR transition team and project plan under the oversight of the CRO and CFO, providing periodic updates to the ROC. Huntington has outstanding LIBOR-based instruments that mature after June 30, 2023, including, loans and leases and notional derivatives. Contract remediation efforts coordinated by the LIBOR transition team are complete as of June 2023. Upon the discontinuation of LIBOR, all loans and leases that reference LIBOR have transitioned to a SOFR-based replacement rate as set forth in the related contract. For further details on the transition of notional derivatives, refer to the Use of Derivatives to Manage Interest Rate Risk section below. Source systems have been updated to support alternative reference rates. At this time alternative reference rates are predominantly SOFR based. As such, we have developed a SOFR-enabled interest rate risk monitoring framework and a strategy for managing interest rate risk during the transition from LIBOR to SOFR.
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
Table 16 shows all swap, swaption, swaption collar and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 “Derivative Financial Instruments” of the Notes to Unaudited Consolidated Financial Statements.
During the second quarter of 2023, all cleared derivatives that referenced LIBOR have transitioned from LIBOR to a SOFR-based replacement rate in accordance with the conventions established by the applicable clearinghouse. Upon the discontinuation of LIBOR, all over-the-counter derivatives that reference LIBOR will transition to a SOFR-based replacement rate as set forth in the related contract. Those derivatives that do not have a clearly defined or practicable replacement benchmark rate set forth in the related contract will use the LIBOR Act to replace LIBOR with a SOFR-based rate established by FRB rulemaking. For every LIBOR referenced instrument with a reset date after the LIBOR cessation date, counterparties would receive a LIBOR referenced instrument maturing on the first reset date after the LIBOR cessation date, and a forward starting SOFR instrument. The instruments received through the transition are economically similar to the instruments held prior to the transition. The LIBOR referenced instruments seen in the table below are those instruments that were received in the transition and have a corresponding forward starting SOFR referenced instrument. Both instruments are included in the table which results in a one-time increase in the notional amounts outstanding as the LIBOR referenced instruments will mature in the 2023 third quarter.
26 Huntington Bancshares Incorporated

The following table presents additional information about the interest rate swaps, swaptions, swaption collars, and floors used in Huntington’s asset and liability management activities at June 30, 2023 and December 31, 2022.

Table 16 - Weighted-Average Maturity, Receive Rate and SOFR/LIBOR Reset Rate on Asset Liability Management Instruments
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
At June 30, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive 1 month LIBOR (2)	$7,908	0.06	$17	0.94%	5.16%
Pay Fixed - Receive SOFR	2,883	4.21	154	2.54	5.07
Pay Fixed - Receive SOFR - forward starting (3)	8,836	3.95	768	1.14	—
Loans:
Receive Fixed - Pay SOFR - forward starting (4)	2,950	2.77	(92)	1.97	—
Receive Fixed - Pay 1 month LIBOR (2)	1,550	0.04	(5)	1.13	5.18
Receive Fixed - Pay SOFR	10,350	3.43	(462)	2.74	5.07
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR (2)	1,331	0.03	2	2.01	5.19
Receive Fixed - Pay SOFR	6,240	4.44	(256)	3.16	3.49
Receive Fixed - Pay SOFR - forward starting (5)	1,331	1.35	(53)	2.01	—
Purchased floors
Purchased Floor Spread - SOFR (6)	5,000	2.79	37	3.97 / 2.97	—
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (7)	174	3.08	—	5.07	5.07
Pay Fed Fund - Receive SOFR (economic hedges) (7)	1	12.31	—	5.11	5.07
Purchased swaptions
Pay Fixed - Receive SOFR Swaptions (economic hedges)	9,550	0.59	48	4.59	—
Total swap portfolio	$58,104		$158

At December 31, 2022
Asset conversion swaps
Securities (1):
Pay Fixed - Receive 1 month LIBOR	$8,024	3.89	$834	0.93%	4.37%
Pay Fixed - Receive SOFR	366	7.02	49	1.46	3.82
Pay Fixed - Receive 1 month LIBOR - forward starting (8)	91	7.31	12	1.62	—
Pay Fixed - Receive SOFR - forward starting (9)	1,926	6.17	85	2.17	—
Loans:
Receive Fixed - Pay SOFR - forward starting (10)	2,950	4.91	(109)	2.64	—
Receive Fixed - Pay 1 month LIBOR	7,875	1.41	(390)	1.21	4.20
Receive Fixed - Pay SOFR	8,700	3.55	(351)	2.57	3.90
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	1.85	(60)	2.01	4.25
Receive Fixed - Pay SOFR	6,299	4.91	(201)	3.16	3.36
Purchased swaption collars
Purchased Interest Rate Swaption Collars (6)	4,800	0.27	(6)	2.87 / 4.05	—
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (7)	174	3.58	—	4.33	4.31
Pay Fed Fund - Receive SOFR (economic hedges) (7)	1	12.81	—	4.35	4.33
Total swap portfolio	$42,636		$(137)
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)LIBOR swap instruments are instruments received from LIBOR transition of clearinghouses and mature in July 2023.
(3)Forward starting swaps effective starting from July 2023 to October 2027.
(4)Forward starting swaps effective starting from July 2023 to January 2025.
(5)Forward starting swaps effective July 2023.
(6)The weighted average fixed rates for floor spread and swaption collars are the weighted average strike rates for the upper and lower bounds of the instruments.
(7)Swaps have variable pay and variable receive resets. Weighted average fixed fate column represents pay rate reset.
(8)Forward starting swaps effective starting from January 2023 to February 2023.
(9)Forward starting swaps effective starting from January 2023 to October 2027.
(10)Forward starting swaps effective starting from January 2023 to July 2024.
2023 2Q Form 10-Q 27

During the six months ended June 30, 2023, we entered into $9.6 billion of interest rate swaptions with an average strike price of 4.59% to reduce the impact on capital from rising rates. These swaptions are economic hedges of interest rate risk attributable to our investment securities with the change in value of these instruments recorded in other noninterest income.
MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Consolidated Financial Statements.)
At June 30, 2023, we had a total of $505 million of capitalized MSRs representing the right to service $32.7 billion in mortgage loans.
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
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. The goal of liquidity management is to ensure adequate, stable, reliable, and cost-effective sources of funds to satisfy changes in loan and lease demand, unexpected levels of deposit withdrawals, investment opportunities, and other contractual obligations. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We mitigate liquidity risk by maintaining liquid assets in the form of cash and cash equivalents and securities. In addition, we maintain a large, stable core deposit base and a diversified base of readily available wholesale funding sources, including advances from the FHLB through pledged borrowing capacity, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. At June 30, 2023, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
28 Huntington Bancshares Incorporated

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
Our largest source of liquidity on a consolidated basis is core deposits, which provide stable and lower-cost funding. Core deposits were $142.9 billion at June 30, 2023 which comprised 97% of total deposits, compared to $142.1 billion, and 96% of total deposits, at December 31, 2022. The $728 million increase in core deposits, compared to December 31, 2022, was primarily driven by an increase in consumer core deposits, partially offset by a decrease in commercial core deposits driven by shifts to off-balance sheet liquidity solutions we provide for our customers. Our core deposits come from a base of primary bank customer relationships and we continue to focus on acquiring and deepening those relationships resulting in our granular and diversified deposit base.
The following table reflects deposit composition detail.

Table 17 - Deposit Composition

(dollar amounts in millions)	At June 30, 2023		At December 31, 2022
Total deposits by type:
Demand deposits—noninterest-bearing	$33,340	23%	$38,242	26%
Demand deposits—interest-bearing	40,387	27	43,136	29
Money market deposits	40,534	28	36,082	24
Savings and other domestic deposits	18,294	12	20,357	14
Core certificates of deposit (1)	10,314	7	4,324	3
Total core deposits:	142,869	97	142,141	96
Other domestic deposits of $250,000 or more	381	—	220	—
Negotiable CDs, brokered and other deposits	4,778	3	5,553	4
Total deposits	$148,028	100%	$147,914	100%

Total core deposits:
Commercial	$61,450	43%	$64,107	45%
Consumer	81,419	57	78,034	55
Total core deposits	$142,869	100%	$142,141	100%

Total deposits (insured/uninsured):
Insured deposits	$104,912	71%	$100,631	68%
Uninsured deposits (2)	43,116	29	47,283	32
Total deposits	$148,028	100%	$147,914	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
(2)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of June 30, 2023, the Bank Call Report uninsured deposit balance was reported gross at $58.0 billion, which includes $3.8 billion of inter-company parent affiliate deposits and $11.1 billion of inter-company bank subsidiary deposits. As of December 31, 2022, the Bank Call Report uninsured deposit balance was $50.9 billion, which includes $3.6 billion of inter-company parent affiliate deposits and excludes $33.7 billion of inter-company bank subsidiary deposits.
Cash and cash equivalents were $11.1 billion and $6.7 billion at June 30, 2023 and December 31, 2022, respectively. The $4.4 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to support short-term liquidity.
2023 2Q Form 10-Q 29

Total securities were $40.9 billion at June 30, 2023, compared to $41.3 billion at December 31, 2022. The $434 million decrease in securities compared to December 31, 2022, was primarily due to runoff and sales, partially offset by an increase in FHLB stock during the period. At June 30, 2023, the duration of the securities portfolio was 4.7 years, or 3.7 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At June 30, 2023, securities with market value of $6.5 billion were unpledged.
Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $21.6 billion at June 30, 2023, compared to $17.5 billion at December 31, 2022. The increase from year-end is primarily due to an increase in long-term FHLB borrowings. As of June 30, 2023, long-term FHLB borrowings have a weighted average life of 2.2 years.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At June 30, 2023, these core deposits funded 76% of total assets (118% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through core deposits and cash and cash equivalents, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale.
The Bank maintains borrowing capacity at both the FHLB and the Federal Reserve secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding, however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. At June 30, 2023, the Bank’s available contingent borrowing capacity at the FHLB and Federal Reserve totaled $77.2 billion, compared to $53.5 billion at December 31, 2022. The increase reflects our optimization of contingent borrowing capacity through the pledge of incremental assets. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
Following the first quarter 2023 bank failures, the Federal Reserve Bank established the Bank Term Funding Program as an additional source of available liquidity to support depository institutions through pledging qualifying assets as collateral. The Bank has taken steps to support readiness but has not participated through June 30, 2023.
At June 30, 2023, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had $3.7 billion and $3.5 billion at June 30, 2023 and December 31, 2022 in cash and cash equivalents, respectively.
On July 19, 2023, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on October 2, 2023, to shareholders of record on September 18, 2023. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on July 19, 2023, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G, Series H, and Series J Preferred Stock dividend payable on October 16, 2023 to shareholders of record on October 1, 2023. On June 15, 2023, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on September 1, 2023 to shareholders of record on August 15, 2023. Total cash demands required for preferred stock dividends are expected to be approximately $38 million per quarter.
During the first six months of 2023, the Bank paid preferred and common dividends to the parent company of $22 million and $753 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities.
30 Huntington Bancshares Incorporated

At June 30, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
2023 2Q Form 10-Q 31

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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 18 - Regulatory Capital Data (1)
(dollar amounts in millions)		At June 30, 2023	At December 31, 2022
Total risk-weighted assets	Consolidated	$141,432	$141,940
	Bank	141,320	141,571
CET1 risk-based capital	Consolidated	13,885	13,290
	Bank	14,617	14,133
Tier 1 risk-based capital	Consolidated	16,379	15,467
	Bank	15,830	15,334
Tier 2 risk-based capital	Consolidated	3,161	3,106
	Bank	2,368	2,313
Total risk-based capital	Consolidated	19,540	18,573
	Bank	18,198	17,647
CET1 risk-based capital ratio	Consolidated	9.82%	9.36%
	Bank	10.34	9.98
Tier 1 risk-based capital ratio	Consolidated	11.58	10.90
	Bank	11.20	10.83
Total risk-based capital ratio	Consolidated	13.82	13.09
	Bank	12.88	12.47
Tier 1 leverage ratio	Consolidated	9.01	8.60
	Bank	8.40	8.54
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of June 30, 2023 and December 31, 2022, we have phased in 50% and 25%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.
At June 30, 2023, at both the consolidated and Bank level, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. The increase in the consolidated CET1 risk-based capital ratio, compared to the prior year end, was primarily driven by current period earnings, partially offset by dividends and the CECL transitional amount.
32 Huntington Bancshares Incorporated

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
Shareholders’ equity totaled $18.8 billion at June 30, 2023, an increase of $1.1 billion, or 6%, when compared with December 31, 2022. The increase was primarily driven by earnings, net of dividends, and the issuance of perpetual preferred stock.
Huntington is authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. Huntington’s SCB requirement associated with its 2022 Capital Plan is 3.3%, and is effective for the period of October 1, 2022 through September 30, 2023. On April 5, 2023, Huntington submitted its 2023 Capital Plan to the Federal Reserve for supervisory review. By notice dated June 28, 2023, the Federal Reserve informed Huntington that its indicative SCB requirement associated with its 2023 Capital Plan is 3.2%, and is effective for the period of October 1, 2023 through September 30, 2024. Although Huntington was not subject to the Federal Reserve’s 2023 supervisory stress test, Huntington’s indicative SCB was updated for 2023 based on the dividend add-on component of the SCB.
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
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the six months ended June 30, 2023, Huntington repurchased no shares of common stock under the current repurchase authorization. As part of the 2023 capital plan and our current expectation that organic capital will be used for funding loan and lease growth, we do not expect to utilize the share repurchase program during 2023. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
BUSINESS SEGMENT DISCUSSION
Overview
To align with our strategic priorities, during the second quarter 2023, we completed an organizational realignment and now report on two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The organizational realignment primarily involved consolidating our previously reported Consumer and Business Banking, Vehicle Finance and RBHPCG, into one new business segment called Consumer & Regional Banking. Prior period results have been adjusted to conform to the new segment presentation.
Following is a description of our business segments and the Treasury/Other function:
Consumer & Regional Banking - The Consumer & Regional Banking segment provides a wide array of financial products and services to consumer and business customers including, but not limited to, deposits, lending, payments, mortgage banking, dealer financing, investment management, trust, brokerage, insurance, and other financial products and services. We serve our customers through our network of channels, including branches, online banking, mobile banking, telephone banking, and ATMs.
2023 2Q Form 10-Q 33

We have a “Fair Play” banking philosophy: providing differentiated products and services, built on a strong foundation of customer friendly products and advocacy. Our brand resonates with consumers and businesses, helping us acquire new customers and deepen relationships with current customers. Our Fair Play banking suite of products includes 24-Hour Grace®, Perks and Asterisk-Free Checking®, Money Scout℠, $50 Safety Zone℠, Standby Cash®, Early Pay, Instant Access, The Hub, and Huntington Heads Up®.
Consumer & Regional Banking offers a comprehensive set of digitally powered consumer and business financial solutions to Consumer Lending, Regional Banking, Branch Banking, and Wealth Management customers.
Consumer Lending provides direct and indirect consumer loans, as well as dealer finance loans and deposits. The direct consumer loan products, including mortgage and home equity, are originated through branch, online, and third-party channels. Indirect consumer loans are originated through deep relationships with dealerships to finance consumer purchases of automobiles, recreational vehicles, marine craft, and powersports. We also provide dealer finance loans (including floorplan loans), deposits, and other financial products to these dealerships and their owners.
Regional Banking, along with our business and specialty banking offerings, is a dynamic part of our business and we are committed to being the bank of choice for businesses in our markets. Regional Banking is defined as serving small to mid-sized businesses. Beyond conventional lending solutions, Huntington offers access to capital markets, practice finance and SBA lending capabilities. We are the #1 SBA lender in the nation in units as of federal fiscal year end September 30, 2022. In addition, our payments business provides credit and debit cards and treasury management services to our customers. Huntington continues to develop products and services that are designed specifically to meet the needs of business customers and looks for ways to help companies find solutions to their financing needs.
Branch Banking provides a full range of financial products and services to consumer and business customers through our extensive branch and ATM network. The branch network offers full-service branches that are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin.
Wealth Management has a comprehensive product offering, including private banking, wealth management and legacy planning through investment and portfolio management, fiduciary administration and trust services, institutional custody services, and full-service retail brokerage investments.
Commercial Banking - The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, and includes a comprehensive set of product offerings. Our target clients span from mid-market to large corporates across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. In particular, our payments capabilities continue to expand as we develop unique solutions for our diverse client segments, including Huntington ChoicePay. This segment includes customers in Middle Market Banking, Corporate, Specialty, and Government Banking, Asset Finance, Commercial Real Estate Banking, and Capital Markets.
Middle Market Banking serves the banking needs of mid-sized clients who reside in our geographic footprint. We leverage our local presence to serve our clients, extending our full suite of banking products including lending, liquidity, treasury management and other payment services, and capital markets.
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
Commercial Real Estate Banking provides banking solutions to commercial real estate developers and institutional sponsors across the nation. Within this group, Huntington Community Development improves the quality of life for our communities and the residents of low-to-moderate income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization, including tax credit investments.
34 Huntington Bancshares Incorporated

Capital Markets delivers corporate risk management, institutional sales and trading, capital and equity raising, and advisory services.
Treasury / Other - The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
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
Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to the business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported acquisition-related expenses, if any, and a small amount of other residual unallocated expenses, are allocated to the business segments.
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
Net Income by Business Segment
Net income by business segment for the six-month periods ending June 30, 2023 and June 30, 2022 is presented in the following table:

Table 19 - Net Income by Business Segment
	Six months ended June 30,
(dollar amounts in millions)	2023	2022
Consumer & Regional Banking	$1,086	$313
Commercial Banking	657	555
Treasury / Other	(582)	131
Net income attributable to Huntington	$1,161	$999
2023 2Q Form 10-Q 35

Consumer & Regional Banking

Table 20 - Key Performance Indicators for Consumer & Regional Banking
	Six months ended June 30,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$2,358	$1,341	$1,017	76%
Provision for credit losses	110	167	(57)	(34)
Noninterest income	646	674	(28)	(4)
Noninterest expense	1,519	1,452	67	5
Provision for income taxes	289	83	206	NM
Net income attributable to Huntington	$1,086	$313	$773	NM
Number of employees (average full-time equivalent)	11,868	12,038	(170)	(1)%
Total average assets	$70,361	$68,627	$1,734	3
Total average loans/leases	64,497	62,085	2,412	4
Total average deposits	104,373	106,457	(2,084)	(2)
Net interest margin	4.48%	2.49%	1.99%	80
NCOs	$69	$56	$13	23
NCOs as a % of average loans and leases	0.21%	0.18%	0.03%	17
Total assets under management (in billions)—eop	$22.8	$21.0	$1.8	9
Total trust assets (in billions)—eop	156.7	129.3	27.4	21
Consumer & Regional Banking reported net income of $1.1 billion in the six-month period of 2023, an increase of $773 million compared to the year-ago period. Segment net interest income increased $1.0 billion, or 76%, primarily due to a 199 basis point increase in NIM driven by the higher rate environment. The provision for credit losses decreased $57 million, or 34%, primarily due to consumer recessionary risk profiles added in second quarter 2022. Average loans and leases increased $2.4 billion, or 4%. Average deposits decreased $2.1 billion, or 2%. Noninterest income decreased $28 million, or 4%, primarily due to decreases in service charges primarily reflecting impact from program changes, lower mortgage banking income primarily reflecting lower salable volume, and in gain on sale of loans resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination, partially offset by a $57 million gain on the sale of our RPS business and an increase in card and payment processing income. Noninterest expense increased $67 million, or 5%, primarily due to gains from branch sales in the six-month period of 2022, higher personnel expense, and increased overhead allocations.

36 Huntington Bancshares Incorporated

Commercial Banking

Table 21 - Key Performance Indicators for Commercial Banking
	Six months ended June 30,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$1,140	$837	$303	36%
Provision for credit losses	67	(75)	142	NM
Noninterest income	323	290	33	11
Noninterest expense	552	494	58	12
Provision for income taxes	177	149	28	19
Income attributable to non-controlling interest	10	4	6	NM
Net income attributable to Huntington	$657	$555	$102	18%
Number of employees (average full-time equivalent)	2,240	2,026	214	11%
Total average assets	$64,477	$57,532	$6,945	12
Total average loans/leases	56,148	50,229	5,919	12
Total average deposits	36,019	33,451	2,568	8
Net interest margin	3.92%	3.19%	0.73%	23
NCOs	$36	$(28)	$64	NM
NCOs as a % of average loans and leases	0.13%	(0.11)%	0.24%	NM
Commercial Banking reported net income of $657 million in the six-month period of 2023, compared to $555 million in the year-ago period. Segment net interest income increased $303 million, or 36%, primarily due to a 73 basis point increase in NIM, driven by the higher rate environment resulting in an increase in spreads and an increase in average loans and leases, partially offset by an increase in average deposits. The provision for credit losses increased $142 million, due to reserve releases in second quarter of 2022 along with modest deterioration in the macroeconomic environment in the current period. Noninterest income increased $33 million, or 11%, primarily due to an increase in capital markets fees, primarily due to higher advisory fees supported by the impact of the Capstone Partners acquisition, partially offset by lower service charges on deposit accounts and a decrease in leasing revenue. Noninterest expense increased $58 million, or 12%, primarily due to an increase in personnel costs reflecting the impact of the Capstone Partners acquisition and an increase in average full-time equivalent employees, partially offset by lower lease financing equipment depreciation, equipment expense, and outside data and other processing services.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives, and equity not directly assigned or allocated to one of the two business segments. Assets include investment securities and bank owned life insurance.
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
Treasury / Other reported a net loss of $582 million in the six-month period of 2023, a decrease of $713 million, compared to the year-ago period, driven by a decrease in net interest income, partially offset by a decrease in provision for income tax. Treasury / Other net interest income decreased $972 million, primarily due to an increase in FTP credit rates on deposits allocated to the business segments.
2023 2Q Form 10-Q 37

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; the impact of pandemics, including the COVID-19 pandemic and related variants and mutations, and their impact on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from recent bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements, and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; rising interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital and credit markets; movements in interest rates; transition away from LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect the future results of Huntington.
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
38 Huntington Bancshares Incorporated

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
Allowance for Credit Losses
Our ACL at June 30, 2023 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments.
One of the most significant judgments influencing the ACL estimate is the macroeconomic forecasts. Key external economic parameters that directly impact our loss modeling framework include forecasted unemployment rates and GDP. Changes in the economic forecasts could significantly affect the estimated credit losses, which could potentially lead to materially different allowance levels from one reporting period to the next.
Given the dynamic relationship between macroeconomic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate.
2023 2Q Form 10-Q 39

However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates persisting inflation concerns at the Federal Reserve causing the federal funds rate to remain elevated through third quarter of 2023, ongoing banking industry uncertainty and the tightening of lending standards. Increased geopolitical tensions between China and Taiwan impact the supply chain for semiconductors. The threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion lasts longer than in the baseline scenario further impacting the supply chain. The combination of elevated inflation, banking industry uncertainty, increasing supply chain shortages, political tensions and the federal funds rate remaining elevated cause the stock market to fall. The economy falls into a recession in the third quarter of 2023. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 7.1% and 7.3% at the end of 2023 and 2024, respectively. This forecast reflects unemployment rates that are approximately 3.3% and 3.1% higher than baseline scenario projections of 3.8% and 4.2%, respectively, for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at June 30, 2023, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.2 billion at June 30, 2023. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability or risks of inflation including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of inflation will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Unaudited Consolidated Financial Statements.

40 Huntington Bancshares Incorporated

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets
(Unaudited)

	At June 30,	At December 31,
(dollar amounts in millions)	2023	2022
Assets
Cash and due from banks	$1,636	$1,796
Interest-bearing deposits at Federal Reserve Bank	9,443	4,908
Interest-bearing deposits in banks	210	214
Trading account securities	128	19
Available-for-sale securities	23,233	23,423
Held-to-maturity securities	16,578	17,052
Other securities	975	854
Loans held for sale (includes $543 and $520 respectively, measured at fair value)(1)	545	529
Loans and leases (includes $175 and $185 respectively, measured at fair value)(1)	121,225	119,523
Allowance for loan and lease losses	(2,177)	(2,121)
Net loans and leases	119,048	117,402
Bank owned life insurance	2,757	2,753
Accrued income and other receivables	1,471	1,573
Premises and equipment	1,128	1,156
Goodwill	5,561	5,571
Servicing rights and other intangible assets	690	712
Other assets	5,102	4,944
Total assets	$188,505	$182,906
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$33,340	$38,242
Interest-bearing	114,688	109,672
Total deposits	148,028	147,914
Short-term borrowings	1,680	2,027
Long-term debt	14,711	9,686
Other liabilities	5,248	5,510
Total liabilities	169,667	165,137
Commitments and Contingent Liabilities (Note 15)
Shareholders’ Equity
Preferred stock	2,484	2,167
Common stock	15	14
Capital surplus	15,335	15,309
Less treasury shares, at cost	(92)	(80)
Accumulated other comprehensive income (loss)	(3,006)	(3,098)
Retained earnings	4,052	3,419
Total Huntington shareholders’ equity	18,788	17,731
Non-controlling interest	50	38
Total equity	18,838	17,769
Total liabilities and equity	$188,505	$182,906
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,447,882,434	1,443,068,036
Treasury shares outstanding	7,429,675	6,322,052
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	882,500	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 12 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Consolidated Financial Statements
2023 2Q Form 10-Q 41

Huntington Bancshares Incorporated
Consolidated Statements of Income
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2023	2022	2023	2022
Interest and fee income:
Loans and leases	$1,679	$1,078	$3,258	$2,082
Available-for-sale securities
Taxable	252	123	484	213
Tax-exempt	26	15	49	32
Held-to-maturity securities—taxable	102	90	204	156
Other securities—taxable	11	6	21	11
Other	155	19	237	32
Total interest income	2,225	1,331	4,253	2,526
Interest expense:
Deposits	570	25	976	36
Short-term borrowings	74	7	134	14
Long-term debt	235	38	388	69
Total interest expense	879	70	1,498	119
Net interest income	1,346	1,261	2,755	2,407
Provision for credit losses	92	67	177	92
Net interest income after provision for credit losses	1,254	1,194	2,578	2,315
Service charges on deposit accounts	87	105	170	202
Card and payment processing income	102	96	195	182
Capital markets fees	57	54	116	96
Trust and investment management services	68	63	130	128
Mortgage banking income	33	44	59	93
Leasing revenue	25	27	51	62
Insurance income	30	27	64	58
Gain on sale of loans	8	12	11	40
Bank owned life insurance income	16	11	32	28
Net (losses) gains on sales of securities	(5)	—	(4)	—
Other noninterest income	74	46	183	95
Total noninterest income	495	485	1,007	984
Personnel costs	613	577	1,262	1,157
Outside data processing and other services	148	153	299	318
Equipment	64	61	128	142
Net occupancy	54	58	114	122
Marketing	32	24	57	45
Professional services	21	19	37	38
Deposit and other insurance expense	23	20	43	38
Amortization of intangibles	13	13	26	27
Lease financing equipment depreciation	8	11	16	25
Other noninterest expense	74	82	154	159
Total noninterest expense	1,050	1,018	2,136	2,071
Income before income taxes	699	661	1,449	1,228
Provision for income taxes	134	120	278	225
Income after income taxes	565	541	1,171	1,003
Income attributable to non-controlling interest	6	2	10	4
Net income attributable to Huntington	559	539	1,161	999
Dividends on preferred shares	40	28	69	56
Net income applicable to common shares	$519	$511	$1,092	$943
Average common shares—basic	1,446,372	1,441,200	1,444,820	1,439,814
Average common shares—diluted	1,465,720	1,463,293	1,467,500	1,463,810
Per common share:
Net income—basic	$0.36	$0.35	$0.76	$0.65
Net income—diluted	0.35	0.35	0.74	0.64
See Notes to Unaudited Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2023	2022	2023	2022
Net income attributable to Huntington	$559	$539	$1,161	$999
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	(190)	(820)	104	(1,999)
Net impact of fair value hedges on available-for-sale securities	107	123	(33)	455
Net change related to cash flow hedges on loans	(169)	(86)	20	(326)
Translation adjustments, net of hedges	1	(2)	1	(2)
Change in accumulated unrealized gains for pension and other post-retirement obligations	—	1	—	3
Other comprehensive income (loss), net of tax	(251)	(784)	92	(1,869)
Comprehensive income (loss) attributable to Huntington	308	(245)	1,253	(870)
Comprehensive income attributed to non-controlling interest	6	2	10	4
Comprehensive income (loss)	$314	$(243)	$1,263	$(866)
See Notes to Unaudited Consolidated Financial Statements
2023 2Q Form 10-Q 43

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling	Total
	Amount	Shares	Amount		Shares	Amount				Interest	Equity
Three months ended June 30, 2023
Balance, beginning of period	$2,484	1,450,080	$15	$15,332	(6,465)	$(82)	$(2,755)	$3,764	$18,758	$53	$18,811
Net income								559	559	6	565
Other comprehensive income (loss), net of tax							(251)		(251)		(251)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(40)	(40)		(40)
Recognition of the fair value of share-based compensation				23					23		23
Other share-based compensation activity		5,232	—	(20)				(3)	(23)		(23)
Other				—	(965)	(10)		—	(10)	(9)	(19)
Balance, end of period	$2,484	1,455,312	$15	$15,335	(7,430)	$(92)	$(3,006)	$4,052	$18,788	$50	$18,838

Three months ended June 30, 2022
Balance, beginning of period	$2,167	1,445,386	$14	$15,255	(6,211)	$(78)	$(1,314)	$2,408	$18,452	$29	$18,481
Net income								539	539	2	541
Other comprehensive (loss) income, net of tax							(784)		(784)		(784)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(28)	(28)		(28)
Recognition of the fair value of share-based compensation				23					23		23
Other share-based compensation activity		3,499	—	(17)				—	(17)		(17)
Other				—	(480)	(7)		—	(7)	(2)	(9)
Balance, end of period	$2,167	1,448,885	$14	$15,261	(6,691)	$(85)	$(2,098)	$2,691	$17,950	$29	$17,979
See Notes to Unaudited Consolidated Financial Statements

44 Huntington Bancshares Incorporated

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Six months ended June 30, 2023
Balance, beginning of period	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								1,161	1,161	10	1,171
Other comprehensive income (loss), net of tax							92		92		92
Net proceeds from issuance of Series J Preferred Stock	317								317		317
Cash dividends declared:
Common ($0.31 per share)								(456)	(456)		(456)
Preferred								(69)	(69)		(69)
Recognition of the fair value of share-based compensation				48					48		48
Other share-based compensation activity		5,922	1	(22)				(3)	(24)		(24)
Other				—	(1,108)	(12)	—	—	(12)	2	(10)
Balance, end of period	$2,484	1,455,312	$15	$15,335	(7,430)	$(92)	$(3,006)	$4,052	$18,788	$50	$18,838

Six months ended June 30, 2022
Balance, beginning of period	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								999	999	4	1,003
Other comprehensive income (loss), net of tax							(1,869)		(1,869)		(1,869)
Cash dividends declared:
Common ($0.31 per share)								(454)	(454)		(454)
Preferred								(56)	(56)		(56)
Recognition of the fair value of share-based compensation				63					63		63
Other share-based compensation activity		4,845	—	(24)				—	(24)		(24)
Other				—	(393)	(6)		—	(6)	4	(2)
Balance, end of period	$2,167	1,448,885	$14	$15,261	(6,691)	$(85)	$(2,098)	$2,691	$17,950	$29	$17,979
See Notes to Unaudited Consolidated Financial Statements
2023 2Q Form 10-Q 45

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(dollar amounts in millions)	2023	2022
Operating activities
Net income	$1,171	$1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	177	92
Depreciation and amortization	344	207
Share-based compensation expense	48	63
Deferred income tax expense	38	108
Net change in:
Trading account securities	(109)	12
Loans held for sale	(79)	485
Other assets	(617)	(206)
Other liabilities	(213)	67
Other, net	—	(7)
Net cash provided by operating activities	760	1,824
Investing activities
Change in interest bearing deposits in banks	5	321
Net cash (paid) received from business combinations	—	(223)
Proceeds from:
Maturities and calls of available-for-sale securities	1,060	2,401
Maturities and calls of held-to-maturity securities	710	1,699
Maturities and calls of other securities	337	812
Sales of available-for-sale securities	736	—
Sales of other securities	142	9
Purchases of available-for-sale securities	(1,549)	(5,246)
Purchases of held-to-maturity securities	(254)	(2,409)
Purchases of other securities	(600)	(936)
Net proceeds from sales of portfolio loans and leases	266	704
Principal payments received under direct finance and sales-type leases	950	902
Net loan and lease activity, excluding sales and purchases	(3,012)	(5,858)
Purchases of premises and equipment	(57)	(123)
Purchases of loans and leases	(25)	(493)
Net accrued income and other receivables activity	116	(818)
Other, net	43	53
Net cash (used in) provided by investing activities	(1,132)	(9,205)
Financing activities
(Decrease) increase in deposits	114	2,172
Increase in short-term borrowings	(207)	3,209
Net proceeds from issuance of long-term debt	13,594	2,075
Maturity/redemption of long-term debt	(8,536)	(1,158)
Dividends paid on preferred stock	(57)	(56)
Dividends paid on common stock	(449)	(449)
Net proceeds from issuance of preferred stock	317	—
Other, net	(29)	(26)
Net cash provided by financing activities	4,747	5,767
Increase (decrease) in cash and cash equivalents	4,375	(1,614)
Cash and cash equivalents at beginning of period	6,704	5,522
Cash and cash equivalents at end of period	$11,079	$3,908
46 Huntington Bancshares Incorporated

	Six months ended June 30,
(dollar amounts in millions)	2023	2022
Supplemental disclosures:
Interest paid	$1,433	$113
Income taxes (received) paid	93	(110)
Non-cash activities
Loans transferred to held-for-sale from portfolio	246	569
Loans transferred to portfolio from held-for-sale	12	31
Transfer of securities from available-for-sale to held-to-maturity	—	4,225
See Notes to Unaudited Consolidated Financial Statements

2023 2Q Form 10-Q 47

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
During the 2023 second quarter, Huntington revised its process for assessing and monitoring the risk and performance of non-real estate secured commercial loans, primarily loans to REITs. These loans were reclassified from commercial real estate to the commercial and industrial loan category to align reporting with this process revision. All prior period results have been adjusted to conform to the current presentation.
During the 2023 second quarter, Huntington completed an organizational realignment and now reports on two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The organizational realignment primarily involved consolidating our previously reported Consumer and Business Banking, Vehicle Finance and RBHPCG, into one new business segment called Consumer & Regional Banking. Prior period results have been adjusted to conform to the new segment presentation. See Note 16 “Segment Reporting” for a description of our business segments.
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
48 Huntington Bancshares Incorporated

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
•Huntington does not expect adoption of the standard to have a material impact on its Unaudited Consolidated Financial Statements.

2023 2Q Form 10-Q 49

3. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities purchased in which Huntington has the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other debt and equity securities are classified as either available-for-sale or other securities.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at June 30, 2023 and December 31, 2022:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At June 30, 2023
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	3,742	—	(434)	3,308
Residential MBS	13,789	1	(1,979)	11,811
Commercial MBS	2,551	—	(653)	1,898
Other agencies	176	—	(8)	168
Total U.S. Treasury, federal agency, and other agency securities	20,263	1	(3,074)	17,190
Municipal securities	3,778	2	(244)	3,536
Private-label CMO	138	—	(15)	123
Asset-backed securities	410	—	(41)	369
Corporate debt	2,230	94	(313)	2,011
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$26,823	$97	$(3,687)	$23,233

Held-to-maturity securities:
Federal agencies:
Residential CMO	$5,012	$—	$(722)	$4,290
Residential MBS	9,835	—	(1,294)	8,541
Commercial MBS	1,613	—	(245)	1,368
Other agencies	116	—	(9)	107
Total federal agency and other agency securities	16,576	—	(2,270)	14,306
Municipal securities	2	—	—	2
Total held-to-maturity securities	$16,578	$—	$(2,270)	$14,308

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$412	$—	$—	$412
Federal Reserve Bank stock	516	—	—	516
Equity securities	14	—	—	14
Other securities, at fair value:
Mutual funds	32	—	—	32
Equity securities	1	—	—	1
Total other securities	$975	$—	$—	$975
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At June 30, 2023, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $62 million and $38 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $843 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
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
2023 2Q Form 10-Q 51

The following table provides the amortized cost and fair value of securities by contractual maturity at June 30, 2023 and December 31, 2022. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At June 30, 2023		At December 31, 2022
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$524	$514	$518	$511
After 1 year through 5 years	2,456	2,273	2,182	2,033
After 5 years through 10 years	2,734	2,507	3,106	2,814
After 10 years	21,109	17,939	21,297	18,065
Total available-for-sale securities	$26,823	$23,233	$27,103	$23,423

Held-to-maturity securities:
Under 1 year	$2	$2	$—	$—
After 1 year through 5 years	58	55	72	68
After 5 years through 10 years	75	70	71	66
After 10 years	16,443	14,181	16,909	14,620
Total held-to-maturity securities	$16,578	$14,308	$17,052	$14,754
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at June 30, 2023 and December 31, 2022:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2023
Available-for-sale securities:
Federal agencies:
Residential CMO	$1,249	$(56)	$2,059	$(378)	$3,308	$(434)
Residential MBS	778	(38)	10,883	(1,941)	11,661	(1,979)
Commercial MBS	387	(64)	1,512	(589)	1,899	(653)
Other agencies	22	—	70	(8)	92	(8)
Total federal agency and other agency securities	2,436	(158)	14,524	(2,916)	16,960	(3,074)
Municipal securities	789	(49)	2,566	(195)	3,355	(244)
Private-label CMO	6	—	97	(15)	103	(15)
Asset-backed securities	—	—	369	(41)	369	(41)
Corporate debt	—	—	2,011	(313)	2,011	(313)
Total temporarily impaired available-for-sale securities	$3,231	$(207)	$19,567	$(3,480)	$22,798	$(3,687)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$612	$(12)	$3,678	$(710)	$4,290	$(722)
Residential MBS	1,118	(60)	7,407	(1,234)	8,525	(1,294)
Commercial MBS	43	(3)	1,324	(242)	1,367	(245)
Other agencies	—	—	108	(9)	108	(9)
Total federal agency and other agency securities	1,773	(75)	12,517	(2,195)	14,290	(2,270)
Total temporarily impaired held-to-maturity securities	$1,773	$(75)	$12,517	$(2,195)	$14,290	$(2,270)
52 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,096	$(224)	$818	$(198)	$2,914	$(422)
Residential MBS	2,455	(286)	9,490	(1,804)	11,945	(2,090)
Commercial MBS	1,090	(249)	863	(363)	1,953	(612)
Other agencies	40	(1)	56	(8)	96	(9)
Total federal agency and other agency securities	5,681	(760)	11,227	(2,373)	16,908	(3,133)
Municipal securities	2,298	(174)	807	(64)	3,105	(238)
Private-label CMO	64	(13)	43	(5)	107	(18)
Asset-backed securities	174	(10)	199	(34)	373	(44)
Corporate debt	727	(105)	1,487	(280)	2,214	(385)
Total temporarily impaired available-for-sale securities	$8,944	$(1,062)	$13,763	$(2,756)	$22,707	$(3,818)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,702	$(238)	$2,283	$(476)	$3,985	$(714)
Residential MBS	4,151	(462)	4,711	(913)	8,862	(1,375)
Commercial MBS	1,201	(154)	247	(50)	1,448	(204)
Other agencies	124	(9)	—	—	124	(9)
Total federal agency and other agency securities	7,178	(863)	7,241	(1,439)	14,419	(2,302)
Total temporarily impaired held-to-maturity securities	$7,178	$(863)	$7,241	$(1,439)	$14,419	$(2,302)
At June 30, 2023 and December 31, 2022, the carrying value of investment securities pledged: (i) to secure certain uninsured deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and (ii) to support borrowing capacity, totaled $33.1 billion and $26.9 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2023 or December 31, 2022. At June 30, 2023, all HTM debt securities are considered investment grade. In addition, there were no HTM debt securities considered past due at June 30, 2023.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2023, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of June 30, 2023 or December 31, 2022. A $4 million charge-off was recognized during the 2022 first quarter for one municipal bond classified as an AFS debt security.
2023 2Q Form 10-Q 53

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2023 and December 31, 2022.

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
Commercial loan and lease portfolio:
Commercial and industrial	$49,834	$48,121
Commercial real estate	13,166	13,640
Lease financing	5,143	5,252
Total commercial loan and lease portfolio	68,143	67,013
Consumer loan portfolio:
Residential mortgage	23,138	22,226
Automobile	12,819	13,154
Home equity	10,135	10,375
RV and marine	5,640	5,376
Other consumer	1,350	1,379
Total consumer loan portfolio	53,082	52,510
Total loans and leases (1)(2)	121,225	119,523
Allowance for loan and lease losses	(2,177)	(2,121)
Net loans and leases	$119,048	$117,402
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net (discount) premium of $(86) million and $3 million at June 30, 2023 and December 31, 2022, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at June 30, 2023, was $306 million and $195 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2022, was $274 million and $186 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category at June 30, 2023 and December 31, 2022.

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
Lease payments receivable	$4,830	$4,916
Estimated residual value of leased assets	797	788
Gross investment in lease financing receivables	5,627	5,704
Deferred origination costs	52	46
Deferred fees, unearned income and other	(536)	(498)
Total lease financing receivables	$5,143	$5,252
The carrying value of residual values guaranteed was $483 million and $466 million as of June 30, 2023 and December 31, 2022, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at June 30, 2023, totaled $4.8 billion and were due as follows: $856 million in 2023, $853 million in 2024, $764 million in 2025, $784 million in 2026, $747 million in 2027, and $826 million thereafter. Interest income recognized for these types of leases was $70 million and $39 million for the three-month periods ended June 30, 2023 and 2022, respectively. For the six-month periods ended June 30, 2023 and 2022, interest income recognized for these types of leases was $138 million and $77 million, respectively.
54 Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at June 30, 2023 and December 31, 2022:

	At June 30, 2023		At December 31, 2022
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$49	$267	$49	$288
Commercial real estate	32	75	63	92
Lease financing	—	15	—	18
Residential mortgage	—	73	—	90
Automobile	—	4	—	4
Home equity	—	75	—	76
RV and marine	—	1	—	1
Total nonaccrual loans and leases	$81	$510	$112	$569
The following tables present an aging analysis of loans and leases, by class at June 30, 2023 and December 31, 2022:

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At June 30, 2023
Commercial and industrial	$42	$21	$86	$149	$49,685	$—	$49,834	$7	(2)
Commercial real estate	1	—	35	36	13,130	—	13,166	—
Lease financing	28	17	18	63	5,080	—	5,143	12	(3)
Residential mortgage	229	71	167	467	22,497	174	23,138	121	(4)
Automobile	75	19	9	103	12,716	—	12,819	6
Home equity	54	23	73	150	9,984	1	10,135	18
RV and marine	13	4	2	19	5,621	—	5,640	2
Other consumer	10	3	3	16	1,334	—	1,350	3
Total loans and leases	$452	$158	$393	$1,003	$120,047	$175	$121,225	$169
At December 31, 2022
Commercial and industrial	$53	$19	$108	$180	$47,941	$—	$48,121	$23	(2)
Commercial real estate	2	1	9	12	13,628	—	13,640	—
Lease financing	36	18	10	64	5,188	—	5,252	9	(3)
Residential mortgage	246	69	199	514	21,528	184	22,226	146	(4)
Automobile	88	20	11	119	13,035	—	13,154	9
Home equity	56	30	66	152	10,222	1	10,375	15
RV and marine	15	5	3	23	5,353	—	5,376	3
Other consumer	13	3	3	19	1,360	—	1,379	2
Total loans and leases	$509	$165	$409	$1,083	$118,255	$185	$119,523	$207
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include Huntington Technology Finance administrative lease delinquencies.
(4)Amounts include mortgage loans insured by U.S. government agencies.
2023 2Q Form 10-Q 55

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
56 Huntington Bancshares Incorporated

The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at June 30, 2023 and December 31, 2022 respectively:

	At June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$9,983	$12,540	$4,863	$2,602	$1,552	$1,701	$14,156	$4	$47,401
OLEM	107	214	79	16	7	25	159	—	607
Substandard	219	318	144	179	130	288	547	—	1,825
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial and industrial	$10,309	$13,072	$5,086	$2,797	$1,689	$2,015	$14,862	$4	$49,834
Commercial real estate
Credit Quality Indicator (1):
Pass	$972	$3,794	$2,451	$1,247	$1,330	$1,556	$638	$—	$11,988
OLEM	35	243	71	17	47	24	—	—	437
Substandard	164	128	90	23	151	183	2	—	741
Total Commercial real estate	$1,171	$4,165	$2,612	$1,287	$1,528	$1,763	$640	$—	$13,166
Lease financing
Credit Quality Indicator (1):
Pass	$948	$1,631	$1,057	$757	$341	$197	$—	$—	$4,931
OLEM	13	20	11	20	10	7	—	—	81
Substandard	8	46	32	14	20	10	—	—	130
Doubtful	—	—	1	—	—	—	—	—	1
Total Lease financing	$969	$1,697	$1,101	$791	$371	$214	$—	$—	$5,143
Residential mortgage
Credit Quality Indicator (2):
750+	$1,127	$3,953	$6,215	$3,442	$791	$2,375	$—	$—	$17,903
650-749	459	1,137	1,054	547	208	837	—	—	4,242
<650	7	61	65	65	87	534	—	—	819
Total Residential mortgage	$1,593	$5,151	$7,334	$4,054	$1,086	$3,746	$—	$—	$22,964
Automobile
Credit Quality Indicator (2):
750+	$1,417	$2,330	$1,885	$988	$558	$198	$—	$—	$7,376
650-749	819	1,616	1,153	498	250	112	—	—	4,448
<650	89	311	304	143	86	62	—	—	995
Total Automobile	$2,325	$4,257	$3,342	$1,629	$894	$372	$—	$—	$12,819
Home equity
Credit Quality Indicator (2):
750+	$223	$458	$547	$574	$19	$282	$4,541	$233	$6,877
650-749	74	108	71	60	8	111	2,051	238	2,721
<650	—	3	3	4	2	49	347	128	536
Total Home equity	$297	$569	$621	$638	$29	$442	$6,939	$599	$10,134
RV and marine
Credit Quality Indicator (2):
750+	$683	$1,052	$945	$651	$326	$693	$—	$—	$4,350
650-749	126	270	271	173	101	237	—	—	1,178
<650	1	9	21	18	15	48	—	—	112
Total RV and marine	$810	$1,331	$1,237	$842	$442	$978	$—	$—	$5,640
Other consumer
Credit Quality Indicator (2):
750+	$118	$99	$51	$25	$24	$56	$388	$3	$764
650-749	50	55	21	8	8	16	354	14	526
<650	2	5	4	1	2	1	33	12	60
Total Other consumer	$170	$159	$76	$34	$34	$73	$775	$29	$1,350
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2023 2Q Form 10-Q 57

	At December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$18,092	$6,742	$3,332	$2,107	$1,156	$1,186	$13,060	$3	$45,678
OLEM	108	139	72	21	49	26	113	—	528
Substandard	368	183	203	212	142	256	550	—	1,914
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial and industrial	$18,568	$7,064	$3,607	$2,340	$1,347	$1,469	$13,723	$3	$48,121
Commercial real estate
Credit Quality Indicator (1):
Pass	$4,022	$3,115	$1,562	$1,662	$829	$1,020	$519	$—	$12,729
OLEM	61	53	1	43	6	9	—	—	173
Substandard	231	116	92	74	84	140	1	—	738
Total Commercial real estate	$4,314	$3,284	$1,655	$1,779	$919	$1,169	$520	$—	$13,640
Lease financing
Credit Quality Indicator (1):
Pass	$1,930	$1,291	$952	$447	$186	$143	$—	$—	$4,949
OLEM	32	9	15	18	6	3	—	—	83
Substandard	65	37	74	24	9	11	—	—	220
Total Lease financing	$2,027	$1,337	$1,041	$489	$201	$157	$—	$—	$5,252
Residential mortgage
Credit Quality Indicator (2):
750+	$3,666	$6,274	$3,566	$846	$469	$2,070	$—	$—	$16,891
650-749	1,394	1,172	617	211	137	777	—	—	4,308
<650	49	68	61	95	90	480	—	—	843
Total Residential mortgage	$5,109	$7,514	$4,244	$1,152	$696	$3,327	$—	$—	$22,042
Automobile
Credit Quality Indicator (2):
750+	$2,770	$2,212	$1,243	$777	$289	$98	$—	$—	$7,389
650-749	1,944	1,508	683	367	162	52	—	—	4,716
<650	307	352	173	115	67	35	—	—	1,049
Total Automobile	$5,021	$4,072	$2,099	$1,259	$518	$185	$—	$—	$13,154
Home equity
Credit Quality Indicator (2):
750+	$463	$573	$611	$23	$20	$301	$4,787	$252	$7,030
650-749	131	88	68	9	8	122	2,129	261	2,816
<650	3	3	3	2	2	51	335	129	528
Total Home equity	$597	$664	$682	$34	$30	$474	$7,251	$642	$10,374
RV and marine
Credit Quality Indicator (2):
750+	$1,148	$1,031	$731	$361	$354	$438	$—	$—	$4,063
650-749	290	315	200	118	113	169	—	—	1,205
<650	5	18	15	17	17	36	—	—	108
Total RV and marine	$1,443	$1,364	$946	$496	$484	$643	$—	$—	$5,376
Other consumer
Credit Quality Indicator (2):
750+	$207	$64	$35	$34	$13	$52	$393	$3	$801
650-749	71	30	12	15	4	14	355	16	517
<650	3	3	2	3	1	2	33	14	61
Total Other consumer	$281	$97	$49	$52	$18	$68	$781	$33	$1,379
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
58 Huntington Bancshares Incorporated

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Three months ended June 30, 2023
Commercial and industrial	$1	$4	$14	$—	$8	$10	$—	$1	$38
Commercial real estate	—	3	—	—	5	5	—	—	13
Lease Financing	—	1	1	—	—	—	—	—	2
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	3	4	2	2	—	—	—	11
Home equity	—	—	—	—	—	1	—	1	2
RV and marine	—	1	—	—	—	3	—	—	4
Other consumer	2	5	3	2	2	1	—	6	21
Total	$3	$17	$22	$4	$17	$21	$—	$8	$92
Six months ended June 30, 2023
Commercial and industrial	$2	$18	$17	$6	$12	$10	$4	$1	$70
Commercial real estate	—	3	19	—	5	5	—	—	32
Lease Financing	—	1	1	—	—	1	—	—	3
Residential mortgage	—	—	1	—	—	2	—	—	3
Automobile	—	6	8	4	3	2	—	—	23
Home equity	—	—	—	—	—	1	1	2	4
RV and marine	—	1	1	1	1	4	—	—	8
Other consumer	3	13	8	3	3	5	—	13	48
Total	$5	$42	$55	$14	$24	$30	$5	$16	$191
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
2023 2Q Form 10-Q 59

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
60 Huntington Bancshares Incorporated

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended June 30, 2023
Commercial and industrial	$—	$138	$—	$—	$138	0.28%
Commercial real estate	—	134	—	—	134	1.02
Residential mortgage	—	12	2	1	15	0.06
Automobile	—	4	—	1	5	0.04
Home equity	—	1	—	3	4	0.04
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$1	$289	$2	$5	$297	0.24%
Six months ended June 30, 2023
Commercial and industrial	$35	$198	$—	$3	$236	0.47%
Commercial real estate	—	148	—	—	148	1.12
Residential mortgage	—	35	2	2	39	0.17
Automobile	—	7	—	1	8	0.06
Home equity	—	1	—	5	6	0.06
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$36	$390	$2	$11	$439	0.36%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
2023 2Q Form 10-Q 61

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended June 30, 2023
Commercial and industrial			0.7
Commercial real estate			0.5
Residential mortgage	5.55%	4.42%	8.8
Automobile	6.58	6.22	2.0
Home equity	8.55	6.05	14.6
Six months ended June 30, 2023
Commercial and industrial	7.68%	6.94%	0.9
Commercial real estate			0.5
Residential mortgage	5.54	4.29	7.2
Automobile	6.59	6.24	2.0
Home equity	8.37	5.86	15.5
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period.

	At June 30, 2023
	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
Commercial and industrial	$1	$1	$—	$2	$234	$236
Commercial real estate	—	—	—	—	148	148
Residential mortgage	7	3	4	14	25	39
Automobile	1	—	—	1	7	8
Home equity	1	—	—	1	5	6
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the six months ended June 30, 2023	$10	$4	$4	$18	$421	$439
TDR Loans
The following provides additional disclosures previously required by ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, related to the three-month and six-month period ended June 30, 2022.
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
62 Huntington Bancshares Incorporated

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month period ended June 30, 2022.

	New Troubled Debt Restructurings (1)
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Three months ended June 30, 2022
Commercial and industrial	88	$19	$12	$—	$1	$32
Commercial real estate	4	37	—	—	—	37
Residential mortgage	238	—	32	3	—	35
Automobile	469	—	3	—	—	3
Home equity	70	—	3	2	—	5
RV and marine	35	—	—	—	—	—
Other consumer	23	—	—	—	—	—
Total new TDRs	927	$56	$50	$5	$1	$112
Six months ended June 30, 2022
Commercial and industrial	46	$30	$15	$—	$1	$46
Commercial real estate	5	37	—	—	—	37
Residential mortgage	445	—	60	4	—	64
Automobile	1,094	—	7	1	—	8
Home equity	112	—	4	3	—	7
RV and marine	74	—	1	—	—	1
Other consumer	53	—	—	—	—	—
Total new TDRs	1,829	$67	$87	$8	$1	$163
(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of June 30, 2023 and December 31, 2022, these borrowings and advances are secured by $99.2 billion and $70.9 billion, respectively, of loans.
2023 2Q Form 10-Q 63

5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month and six-month periods ended June 30, 2023 and 2022.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended June 30, 2023
ALLL balance, beginning of period	$1,457	$685	$2,142
Loan and lease charge-offs	(53)	(39)	(92)
Recoveries of loans and leases previously charged-off	26	17	43
Provision for loan and lease losses	53	31	84
ALLL balance, end of period	$1,483	$694	$2,177
AULC balance, beginning of period	$75	$82	$157
Provision for unfunded lending commitments	3	5	8
AULC balance, end of period	$78	$87	$165
ACL balance, end of period	$1,561	$781	$2,342
Six months ended June 30, 2023
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(105)	(86)	(191)
Recoveries of loans and leases previously charged-off	49	36	85
Provision for loan and lease losses	115	47	162
ALLL balance, end of period	$1,483	$694	$2,177
AULC balance, beginning of period	$71	$79	$150
Provision for unfunded lending commitments	7	8	15
AULC balance, end of period	$78	$87	$165
ACL balance, end of period	$1,561	$781	$2,342

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended June 30, 2022
ALLL balance, beginning of period	$1,514	$504	$2,018
Loan and lease charge-offs	(12)	(40)	(52)
Recoveries of loans and leases previously charged-off	24	20	44
Provision (benefit) for loan and lease losses	(184)	248	64
ALLL balance, end of period	$1,342	$732	$2,074
AULC balance, beginning of period	$57	$34	$91
Provision (benefit) for unfunded lending commitments	(4)	7	3
AULC balance, end of period	$53	$41	$94
ACL balance, end of period	$1,395	$773	$2,168
Six months ended June 30, 2022
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(44)	(89)	(133)
Recoveries of loans and leases previously charged-off	65	41	106
Provision (benefit) for loan and lease losses	(141)	212	71
ALLL balance, end of period	$1,342	$732	$2,074
AULC balance, beginning of period	$41	$36	$77
Provision for unfunded lending commitments	12	5	17
AULC balance, end of period	$53	$41	$94
ACL balance, end of period	$1,395	$773	$2,168

At June 30, 2023, the ACL was $2.3 billion, an increase of $71 million compared to December 31, 2022.
64 Huntington Bancshares Incorporated

The commercial ACL was $1.6 billion at June 30, 2023 and $1.5 billion at December 31, 2022. The increase of $66 million since year end was driven by a combination of loan and lease growth and modest deterioration in the macro-economic forecast.
The consumer ACL was $781 million, relatively flat compared to the December 31, 2022 balance of $776 million.
The baseline economic scenario used in the June 30, 2023 ACL determination included the federal funds rate projected to peak at approximately 5.1% in the third quarter of 2023 as the Federal Reserve continues to address elevated inflation levels. As a result, inflation is forecast to drop from an estimated 8.0% in 2022 to 2.5% by 2024. However, unemployment is expected to gradually increase to a projected level of 4.2% by Q4 2024.
The economic scenarios used included elevated levels of economic uncertainty associated with geopolitical instability, high inflation readings, and the expected path of interest rate increases by the Federal Reserve. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2023 ACL included a general reserve that consists of various risk profile components to capture uncertainty not addressed within the quantitative transaction reserve.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2023 and 2022:

	Three months ended June 30, 2023		Six months ended June 30, 2023
(dollar amounts in millions)	2023	2022	2023	2022
Residential mortgage loans sold with servicing retained	$1,117	$1,313	$1,979	$3,247
Pretax gains resulting from above loan sales (1)	15	40	22	99
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and six-month periods ended June 30, 2023 and 2022:

	Three months ended June 30, 2023		Six months ended June 30, 2023
(dollar amounts in millions)	2023	2022	2023	2022
Fair value, beginning of period	$485	$416	$494	$351
New servicing assets created	18	18	31	47
Change in fair value during the period due to:
Time decay (1)	(6)	(5)	(12)	(10)
Payoffs (2)	(7)	(10)	(11)	(20)
Changes in valuation inputs or assumptions (3)	15	44	3	95
Fair value, end of period	$505	$463	$505	$463
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at June 30, 2023, and December 31, 2022 follows:

	At June 30, 2023				At December 31, 2022
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.60%		$(13)	$(25)	7.05%		$(13)	$(25)
Spread over forward interest rate swap rates	571	bps	(11)	(22)	578	bps	(12)	(22)
2023 2Q Form 10-Q 65

Total servicing, late and other ancillary fees included in mortgage banking income was $24 million and $23 million for the three-month periods ended June 30, 2023 and 2022, respectively. Total servicing, late and other ancillary fees included in mortgage banking income was $48 million and $45 million for the six-month periods ended June 30, 2023 and 2022, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $32.7 billion and $32.4 billion at June 30, 2023 and December 31, 2022, respectively.
7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at June 30, 2023 and December 31, 2022, respectively:

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
Federal funds purchased and securities sold under agreements to repurchase	$646	$253
FHLB advances	1,000	1,700
Other borrowings	34	74
Total short-term borrowings	$1,680	$2,027
Huntington’s long-term debt consisted of the following at June 30, 2023 and December 31, 2022, respectively:

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
The Parent Company:
Senior Notes	$2,908	$3,005
Subordinated Notes	751	975
Total notes issued by the parent	3,659	3,980
The Bank:
Senior Notes	4,146	4,272
Subordinated Notes	651	651
Total notes issued by the bank	4,797	4,923
FHLB Advances	5,708	211
Other	547	572
Total long-term debt	$14,711	$9,686
66 Huntington Bancshares Incorporated

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and six-month periods ended June 30, 2023 and 2022, were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended June 30, 2023
Unrealized gains (losses) on available-for-sale securities arising during the period	$(282)	$65	$(217)
Reclassification adjustment for realized net losses included in net income	35	(8)	27
Total unrealized gains (losses) on available-for-sale securities	(247)	57	(190)
Net impact of fair value hedges on available-for-sale securities	139	(32)	107
Unrealized gains (losses) on cash flow hedges during the period	(266)	65	(201)
Reclassification adjustment for cash flow hedges included in net income	34	(2)	32
Net change related to cash flow hedges on loans	(232)	63	(169)
Translation adjustments, net of hedges (1)	1	—	1
Other comprehensive income (loss)	$(339)	$88	$(251)
Three months ended June 30, 2022
Unrealized gains (losses) on available-for-sale securities arising during the period	$(1,147)	$264	$(883)
Reclassification adjustment for realized net losses included in net income	82	(19)	63
Total unrealized gains (losses) on available-for-sale securities	(1,065)	245	(820)
Net impact of fair value hedges on available-for-sale securities	161	(38)	123
Net change related to cash flow hedges on loans	(111)	25	(86)
Translation adjustments, net of hedges (1)	(2)	—	(2)
Change in accumulated unrealized gains for pension and other post-retirement obligations	2	(1)	1
Other comprehensive income (loss)	$(1,015)	$231	$(784)
Six months ended June 30, 2023
Unrealized gains (losses) on available-for-sale securities arising during the period	$97	$(22)	$75
Reclassification adjustment for realized net losses included in net income	38	(9)	29
Total unrealized gains (losses) on available-for-sale securities	135	(31)	104
Net impact of fair value hedges on available-for-sale securities	(43)	10	(33)
Unrealized gains (losses) on cash flow hedging relationships arising during the period	(35)	12	(23)
Reclassification adjustment for cash flow hedges included in net income	46	(3)	43
Net change related to cash flow hedges	11	9	20
Translation adjustments, net of hedges (1)	1	—	1
Other comprehensive income (loss)	$104	$(12)	$92
Six months ended June 30, 2022
Unrealized gains (losses) on available-for-sale securities arising during the period	$(2,687)	$618	$(2,069)
Reclassification adjustment for realized net losses included in net income	91	(21)	70
Total unrealized gains (losses) on available-for-sale securities	(2,596)	597	(1,999)
Net impact of fair value hedges on available-for-sale securities	592	(137)	455
Net change related to cash flow hedges	(421)	95	(326)
Translation adjustments, net of hedges (1)	(2)	—	(2)
Change in accumulated unrealized gains for pension and other post-retirement obligations	5	(2)	3
Other comprehensive income (loss)	$(2,422)	$553	$(1,869)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
2023 2Q Form 10-Q 67

Activity in accumulated OCI for the three-month and six-month periods ended June 30, 2023 and 2022, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities (1)	Net impact of fair value hedges on available-for-sale securities	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three months ended June 30, 2023
Balance, beginning of period	$(2,708)	$614	$(443)	$(8)	$(210)	$(2,755)
Other comprehensive income (loss) before reclassifications	(217)	107	(201)	1	—	(310)
Amounts reclassified from accumulated OCI to earnings	27	—	32	—	—	59
Period change	(190)	107	(169)	1	—	(251)
Balance, end of period	$(2,898)	$721	$(612)	$(7)	$(210)	$(3,006)
Three months ended June 30, 2022
Balance, beginning of period	$(1,332)	$421	$(177)	$(3)	$(223)	$(1,314)
Other comprehensive income (loss) before reclassifications	(883)	123	(86)	(2)	—	(848)
Amounts reclassified from accumulated OCI to earnings	63	—	—	—	1	64
Period change	(820)	123	(86)	(2)	1	(784)
Balance, end of period	$(2,152)	$544	$(263)	$(5)	$(222)	$(2,098)
Six months ended June 30, 2023
Balance, beginning of period	$(3,002)	$754	$(632)	$(8)	$(210)	$(3,098)
Other comprehensive income (loss) before reclassifications	75	(33)	(23)	1	—	20
Amounts reclassified from accumulated OCI to earnings	29		43	—	—	72
Period change	104	(33)	20	1	—	92
Balance, end of period	$(2,898)	$721	$(612)	$(7)	$(210)	$(3,006)
Six months ended June 30, 2022
Balance, beginning of period	$(153)	$89	$63	$(3)	$(225)	$(229)
Other comprehensive income (loss) before reclassifications	(2,069)	455	(326)	(2)	—	(1,942)
Amounts reclassified from accumulated OCI to earnings	70	—	—	—	3	73
Period change	(1,999)	455	(326)	(2)	3	(1,869)
Balance, end of period	$(2,152)	$544	$(263)	$(5)	$(222)	$(2,098)
(1)AOCI amounts at June 30, 2023 and June 30, 2022 include $62 million and $73 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
68 Huntington Bancshares Incorporated

9. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	At June 30, 2023	At December 31, 2022
Series B (2)	12/28/2011	35,500	3-mo. LIBOR + 270 bps (3)	1/15/2017	$23	$23
Series E (4)	2/27/2018	5,000	3-mo. LIBOR + 288 bps (5)	4/15/2023	495	495
Series F (4)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (6)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	—
Total		882,500			$2,484	$2,167
(1)     Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)     Series B, H, and J preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)    Series B converts to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 270 bps effective July 15, 2023.
(4)     Series E, F, and G preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)    Series E converts to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 288 bps effective July 15, 2023.
(6)     Series I preferred stock has a liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of Preferred shares for the three-month and six-month periods ended June 30, 2023 and 2022:

	Three months ended June 30,				Six months ended June 30,
(amounts in millions, except per share data)	2023		2022		2023		2022
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	$19.90	$—	$13.03	$—	$38.72	$(1)	$22.39	$—
Series E	2,035.07	(10)	1,425.00	(7)	3,460.07	(17)	2,850.00	(14)
Series F	1,406.25	(7)	1,406.25	(7)	2,812.50	(14)	2,812.50	(14)
Series G	1,112.50	(6)	1,112.50	(6)	2,225.00	(12)	2,225.00	(12)
Series H	11.25	(6)	11.25	(6)	22.50	(12)	22.50	(12)
Series I	356.25	(3)	356.25	(2)	712.50	(5)	712.50	(4)
Series J	24.64	(8)	—	—	24.64	(8)	—	—
Total		$(40)		$(28)		$(69)		$(56)
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
2023 2Q Form 10-Q 69

The calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2023	2022	2023	2022
Basic earnings per common share:
Net income attributable to Huntington	$559	$539	$1,161	$999
Preferred stock dividends	40	28	69	56
Net income available to common shareholders	$519	$511	$1,092	$943
Average common shares issued and outstanding	1,446,372	1,441,200	1,444,820	1,439,814
Basic earnings per common share	$0.36	$0.35	$0.76	$0.65
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options and restricted stock units and awards	12,213	15,545	15,913	17,587
Shares held in deferred compensation plans	7,136	6,548	6,767	6,409
Average dilutive potential common shares	19,349	22,093	22,680	23,996
Total diluted average common shares issued and outstanding	1,465,720	1,463,293	1,467,500	1,463,810
Diluted earnings per common share	$0.35	$0.35	$0.74	$0.64
Anti-dilutive awards (1)	15,413	11,550	12,226	6,333
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

(dollar amounts in millions)	Three months ended June 30,		Six months ended June 30,
Noninterest income	2023	2022	2023	2022
Noninterest income from contracts with customers	$332	$322	$709	$630
Noninterest income within the scope of other GAAP topics	163	163	298	354
Total noninterest income	$495	$485	$1,007	$984
70 Huntington Bancshares Incorporated

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 16 “Segment Reporting”.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended June 30, 2023
Service charges on deposit accounts	$69	$18	$—	$87
Card and payment processing income	89	7	—	96
Trust and investment management services	61	7	—	68
Insurance income	27	3	—	30
Capital markets fees	4	20	—	24
Other noninterest income	7	21	(1)	27
Net revenue from contracts with customers	257	76	(1)	332
Noninterest income within the scope of other GAAP topics	45	91	27	163
Total noninterest income	$302	$167	$26	$495
Three months ended June 30, 2022
Service charges on deposit accounts	$83	$22	$—	$105
Card and payment processing income	84	5	—	89
Trust and investment management services	61	2	—	63
Insurance income	26	2	(1)	27
Capital markets fees	4	7	—	11
Other noninterest income	6	21	—	27
Net revenue from contracts with customers	264	59	(1)	322
Noninterest income within the scope of other GAAP topics	68	91	4	163
Total noninterest income	$332	$150	$3	$485
Six months ended June 30, 2023
Service charges on deposit accounts	$133	$37	$—	$170
Card and payment processing income	169	13	—	182
Trust and investment management services	123	7	—	130
Insurance income	59	5	—	64
Capital markets fees	7	46	—	53
Other noninterest income	70	41	(1)	110
Net revenue from contracts with customers	561	149	(1)	709
Noninterest income within the scope of other GAAP topics	85	174	39	298
Total noninterest income	$646	$323	$38	$1,007
Six months ended June 30, 2022
Service charges on deposit accounts	$157	$45	$—	$202
Card and payment processing income	158	11	—	169
Trust and investment management services	126	2	—	128
Insurance income	54	4	—	58
Capital markets fees	6	11	—	17
Other noninterest income	13	43	—	56
Net revenue from contracts with customers	514	116	—	630
Noninterest income within the scope of other GAAP topics	160	174	20	354
Total noninterest income	$674	$290	$20	$984

2023 2Q Form 10-Q 71

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2023 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended June 30, 2023 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2023 and 2022.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At June 30, 2023
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$90	$—	$—	$—	$90
Municipal securities	—	33	—	—	33
Corporate debt	—	5	—	—	5
Total trading account securities	90	38	—	—	128
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMO	—	3,308	—	—	3,308
Residential MBS	—	11,811	—	—	11,811
Commercial MBS	—	1,898	—	—	1,898
Other agencies	—	168	—	—	168
Municipal securities	—	40	3,496	—	3,536
Private-label CMO	—	103	20	—	123
Asset-backed securities	—	294	75	—	369
Corporate debt	—	2,011	—	—	2,011
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	19,637	3,591	—	23,233
Other securities	32	1	—	—	33
Loans held for sale	—	543	—	—	543
Loans held for investment	—	142	33	—	175
MSRs	—	—	505	—	505
Other assets:
Derivative assets	—	2,159	5	(1,715)	449
Assets held in trust for deferred compensation plans	168	—	—	—	168
Liabilities
Derivative liabilities	—	2,039	7	(1,111)	935
72 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$19	$—	$—	$19
Available-for-sale securities:
U.S. Treasury securities	103	—	—	—	103
Residential CMOs	—	2,914	—	—	2,914
Residential MBS	—	12,263	—	—	12,263
Commercial MBS	—	1,953	—	—	1,953
Other agencies	—	182	—	—	182
Municipal securities	—	42	3,248	—	3,290
Private-label CMO	—	108	20	—	128
Asset-backed securities	—	298	74	—	372
Corporate debt	—	2,214	—	—	2,214
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	103	19,978	3,342	—	23,423
Other securities	31	1	—	—	32
Loans held for sale	—	520	—	—	520
Loans held for investment	—	169	16	—	185
MSRs	—	—	494	—	494
Other assets:
Derivative assets	—	2,161	3	(1,808)	356
Assets held in trust for deferred compensation plans	155	—	—	—	155
Liabilities
Derivative liabilities	—	2,332	5	(1,345)	992
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
2023 2Q Form 10-Q 73

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended June 30, 2023
Opening balance	$485	$3	$3,339	$20	$74	$15
Transfers into Level 3	—	—	—	—	—	19
Transfers out of Level 3 (1)	—	(8)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	15	3	—	—	—	—
Interest and fee income	—	—	—	—	—	—
Included in OCI	—	—	(7)	—	1	—
Purchases/originations	18	—	378	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(13)	—	(214)	—	—	—
Closing balance	$505	$(2)	$3,496	$20	$75	$33
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$15	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(13)	—	—	—
Three months ended June 30, 2022
Opening balance	$416	$(10)	$3,282	$19	$62	$18
Transfers out of Level 3 (1)	—	7	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	44	(2)	—	—	—	—
Interest and fee income	—	—	—	(1)	—	—
Included in OCI	—	—	(88)	—	—	—
Purchases/originations	18	—	386	4	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(15)	—	(203)	—	(18)	—
Closing balance	$463	$(5)	$3,377	$22	$44	$17
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$44	$7	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(90)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

74 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Six months ended June 30, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers into Level 3	—	—	—	—	—	19
Transfers out of Level 3 (1)	—	(10)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	3	10	—	—	—	—
Interest and fee income	—	—	—	(1)	—	—
Included in OCI	—	—	(4)	—	1	—
Purchases/originations	31	—	555	1	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(23)	—	(303)	—	—	—
Closing balance	$505	$(2)	$3,496	$20	$75	$33
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$3	$4	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(10)	—	—	—
Six months ended June 30, 2022
Opening balance	$351	$4	$3,477	$20	$70	$19
Total gains/losses for the period:
Included in earnings
Mortgage banking income	95	(9)	—	—	—	—
Interest and fee income	—	—	(2)	(2)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(208)	—	(1)	—
Purchases/originations	48	—	558	4	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(31)	—	(444)	—	(25)	—
Closing balance	$463	$(5)	$3,377	$22	$44	$17
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$95	$(9)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(205)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2023 2Q Form 10-Q 75

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At June 30, 2023
Loans held for sale	$543	$536	$7	$—	$—	$—
Loans held for investment	175	183	(8)	2	2	—
At December 31, 2022
Loans held for sale	$520	$513	$7	$—	$—	$—
Loans held for investment	185	190	(5)	11	11	—
The following table presents the net gains (losses) from fair value changes.

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2023	2022	2023	2022
Loans held for sale (1)	$—	$10	$—	$(34)
Loans held for investment	(3)	—	(3)	1
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)		Total Losses
			Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	At June 30, 2023	At December 31, 2022	2023	2022	2023	2022
Collateral-dependent loans	$35	$16	$(1)	$—	$(7)	$(1)
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
76 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
			At June 30, 2023 (1)				At December 31, 2022 (1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	5%	-	28%	8%	5%	-	40%	7%
		Spread over forward interest rate swap rates	5%	-	13%	6%	5%	-	13%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	5%	-	6%	6%	5%	-	5%	5%
		Cumulative default	—%	-	64%	7%	—%	-	64%	7%
		Loss given default	20%	-	20%	20%	20%	-	20%	20%
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
2023 2Q Form 10-Q 77

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At June 30, 2023
Financial Assets
Cash and short-term assets	$11,289	$—	$—	$11,289	$11,289
Trading account securities	—	—	128	128	128
Available-for-sale securities	—	—	23,233	23,233	23,233
Held-to-maturity securities	16,578	—	—	16,578	14,308
Other securities	942	—	33	975	975
Loans held for sale	—	2	543	545	545
Net loans and leases (1)	118,873	—	175	119,048	114,587
Derivative assets	—	—	449	449	449
Assets held in trust for deferred compensation plans	—	—	168	168	168
Financial Liabilities
Deposits	148,028	—	—	148,028	147,911
Short-term borrowings	1,680	—	—	1,680	1,680
Long-term debt	14,711	—	—	14,711	14,407
Derivative liabilities	—	—	935	935	935
At December 31, 2022
Financial Assets
Cash and short-term assets	$6,918	$—	$—	$6,918	$6,918
Trading account securities	—	—	19	19	19
Available-for-sale securities	—	—	23,423	23,423	23,423
Held-to-maturity securities	17,052	—	—	17,052	14,754
Other securities	822	—	32	854	854
Loans held for sale	—	9	520	529	529
Net loans and leases (1)	117,217	—	185	117,402	112,591
Derivative assets	—	—	356	356	356
Assets held in trust for deferred compensation plans	—	—	155	155	155
Financial Liabilities
Deposits	147,914	—	—	147,914	147,796
Short-term borrowings	2,027	—	—	2,027	2,027
Long-term debt	9,686	—	—	9,686	9,564
Derivative liabilities	—	—	992	992	992
(1)Includes collateral-dependent loans.
78 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values at June 30, 2023 and December 31, 2022:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3
At June 30, 2023
Financial Assets
Trading account securities	$90	$38	$—		$128
Available-for-sale securities	5	19,637	3,591		23,233
Held-to-maturity securities	—	14,308	—		14,308
Other securities (2)	32	1	—		33
Loans held for sale	—	545	—		545
Net loans and leases	—	142	114,445		114,587
Derivative assets	—	2,159	5	$(1,715)	449
Financial Liabilities
Deposits	—	135,562	12,349		147,911
Short-term borrowings	—	1,680	—		1,680
Long-term debt	—	8,048	6,359		14,407
Derivative liabilities	—	2,039	7	(1,111)	935
At December 31, 2022
Financial Assets
Trading account securities	$—	$19	$—		$19
Available-for-sale securities	103	19,978	3,342		23,423
Held-to-maturity securities	—	14,754	—		14,754
Other securities (2)	31	1	—		32
Loans held for sale	—	520	9		529
Net loans and leases	—	169	112,422		112,591
Derivative assets	—	2,161	3	$(1,808)	356
Financial Liabilities
Deposits	—	142,081	5,715		147,796
Short-term borrowings	—	2,027	—		2,027
Long-term debt	—	8,680	884		9,564
Derivative liabilities	—	2,332	5	(1,345)	992
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
2023 2Q Form 10-Q 79

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets at June 30, 2023 and December 31, 2022. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At June 30, 2023			At December 31, 2022
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$48,379	$1,020	$910	$42,461	$1,008	$1,145
Foreign exchange contracts	215	2	—	202	2	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	58,048	992	973	37,562	968	1,008
Foreign exchange contracts	4,343	69	62	4,889	68	68
Commodities contracts	828	81	78	762	114	113
Equity contracts	709	—	23	636	4	3
Total contracts	$112,522	$2,164	$2,046	$86,512	$2,164	$2,337
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement for the three-month and six-month periods ended June 30, 2023 and 2022, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)		2023	2022	2023	2022
Interest rate contracts:
Customer	Capital markets fees	$10	$15	$17	$25
Mortgage banking	Mortgage banking income	—	(33)	9	(80)
Interest rate swaptions	Other noninterest income	18	—	17	—
Foreign exchange contracts	Capital markets fees	13	10	25	20
Commodities contracts	Capital markets fees	1	2	3	3
Equity contracts	Other noninterest expense	(4)	(4)	(5)	(3)
Total		$38	$(10)	$66	$(35)
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
80 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2023 and December 31, 2022, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At June 30, 2023
Instruments associated with:
Investment securities	$19,627	$—	$9,550	$29,177
Loans	—	19,850	175	20,025
Long-term debt	8,902	—	—	8,902
Total notional value	$28,529	$19,850	$9,725	$58,104
At December 31, 2022
Instruments associated with:
Investment securities	$10,407	$—	$—	$10,407
Loans	—	24,325	175	24,500
Long-term debt	7,729	—	—	7,729
Total notional value	$18,136	$24,325	$175	$42,636
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars and floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $64 million and an increase of $48 million for the three-month periods ended June 30, 2023, and 2022, respectively. For the six-month periods ended June 30, 2023, and 2022, the net amounts resulted in a decrease to net interest income of $116 million and an increase of $87 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $18.3 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Consolidated Statements of Financial Condition. Huntington has also designated $1.3 billion of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2023	2022	2023	2022
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$138	$168	$(44)	$586
Change in fair value of hedged investment securities (1)	(139)	(160)	42	(590)
Change in fair value of interest rate swaps hedging long-term debt (2)	(138)	(38)	(22)	(136)
Change in fair value of hedged long term debt (2)	138	39	22	137
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2023 2Q Form 10-Q 81

As of June 30, 2023 and December 31, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At June 30, 2023	At December 31, 2022	At June 30, 2023	At December 31, 2022
Assets
Investment securities (1)	$18,976	$18,029	$(937)	$(979)
Liabilities
Long-term debt (2)	6,998	7,175	(278)	(256)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $18.3 billion, the cumulative basis adjustments associated with these hedging relationships was $843 million, and the amounts of the designated hedging instruments were $18.3 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(71) million at June 30, 2023 and $(70) million at December 31, 2022.
Cash Flow Hedges
At June 30, 2023, Huntington has $19.9 billion of interest rate swaps, swaption collars, and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate collar and floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At June 30, 2023, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $176 million.
Economic Hedges
During the six-month period ended June 30, 2023, Huntington entered into $9.6 billion of interest rate swaptions to reduce the impact on capital from rising rates. These swaptions are economic hedges of interest rate risk attributable to our investment securities with the change in value of these instruments recorded in other noninterest income.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives at June 30, 2023 and December 31, 2022 were a net asset of $12 million and a net liability of $3 million, respectively. At June 30, 2023 and December 31, 2022, Huntington had commitments to sell residential real estate loans of $1.2 billion and $766 million, respectively. These contracts mature in less than one year.
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
82 Huntington Bancshares Incorporated

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

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
Notional value	$1,610	$1,120
Trading assets	3	4
Trading liabilities	(78)	(78)

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2023	2022	2023	2022
Trading losses	$(15)	$(33)	$(6)	$(80)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both June 30, 2023 and December 31, 2022, were $58 million and $59 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $50.0 billion and $40.7 billion at June 30, 2023 and December 31, 2022, respectively. Huntington’s credit risk from customer derivatives was $94 million and $118 million at the same dates, respectively.
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
2023 2Q Form 10-Q 83

In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $337 million and $227 million at June 30, 2023 and December 31, 2022, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At June 30, 2023, Huntington pledged $226 million of investment securities and cash collateral to counterparties, while other counterparties pledged $858 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At June 30, 2023	$2,164	$(1,715)	$449	$(108)	$(24)	$317
At December 31, 2022	2,164	(1,808)	356	(7)	(56)	293

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At June 30, 2023	$2,046	$(1,111)	$935	$—	$(113)	$822
At December 31, 2022	2,337	(1,345)	992	(79)	(118)	795
14. Variable Interest Entities
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at June 30, 2023, and December 31, 2022:

	At June 30, 2023
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$2,186	$1,304	$2,186
Trust Preferred Securities	14	248	—
Other Investments	675	146	675
Total	$2,875	$1,698	$2,861

	At December 31, 2022
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$2,036	$1,260	$2,036
Trust Preferred Securities	14	248	—
Other Investments	522	141	522
Total	$2,572	$1,649	$2,558
84 Huntington Bancshares Incorporated

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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2023 and December 31, 2022.

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
Affordable housing tax credit investments	$3,142	$2,891
Less: amortization	(956)	(855)
Net affordable housing tax credit investments	$2,186	$2,036
Unfunded commitments	$1,304	$1,260
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2023	2022	2023	2022
Tax credits and other tax benefits recognized	$65	$53	$131	$107
Proportional amortization expense included in provision for income taxes	54	44	109	86
There were no sales of affordable housing tax credit investments during the three-month and six-month periods ended June 30, 2023 and 2022. There was no impairment recognized for the three-month and six-month periods ended June 30, 2023 and 2022.
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
2023 2Q Form 10-Q 85

15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements at June 30, 2023 and December 31, 2022, were as follows:

(dollar amounts in millions)	At June 30, 2023	At December 31, 2022
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$32,589	$32,500
Consumer	19,496	19,064
Commercial real estate	2,929	3,393
Standby letters of credit and guarantees on industrial revenue bonds	749	714
Commercial letters of credit	10	15
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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $22 million and $27 million at June 30, 2023 and December 31, 2022, respectively.
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
86 Huntington Bancshares Incorporated

For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $20 million at June 30, 2023 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Following the recent failure of two financial institutions and resulting losses to the FDIC’s Deposit Insurance Fund, the FDIC approved a notice of proposed rulemaking in May 2023 that would implement a special assessment to recover the cost associated with protecting uninsured depositors as part of those financial institution failures. We continue to assess the impact of the special assessment to our future operating results and expect to record the impact when the final rule is enacted.
16. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The Company has two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. See Note 1 “Basis of Presentation” for a description of the changes made during the second quarter 2023. Prior period results have been adjusted to conform to the new segment presentation.
Consumer & Regional Banking - Consumer & Regional Banking offers a comprehensive set of digitally powered consumer and business financial solutions to Consumer Lending, Regional Banking, Branch Banking, and Wealth Management customers. The Consumer & Regional Banking segment provides a wide array of financial products and services to consumer and business customers including, but not limited to, deposits, lending, payments, mortgage banking, dealer financing, investment management, trust, brokerage, insurance, and other financial products and services. We serve our customers through our network of channels, including branches, online banking, mobile banking, telephone banking, and ATMs.
Commercial Banking - The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, and includes a comprehensive set of product offerings. Our target clients span from mid-market to large corporates across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. In particular, our payments capabilities continue to expand as we develop unique solutions for our diverse client segments, including Huntington ChoicePay. This segment includes customers in Middle Market Banking, Corporate, Specialty, and Government Banking, Asset Finance, Commercial Real Estate Banking, and Capital Markets.
2023 2Q Form 10-Q 87

Listed in the following tables is certain operating basis financial information reconciled to Huntington’s June 30, 2023, December 31, 2022, and June 30, 2022, reported results by business segment.

Income Statements	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended June 30, 2023
Net interest income	$1,192	$577	$(423)	$1,346
Provision for credit losses	64	28	—	92
Noninterest income	302	167	26	495
Noninterest expense	765	274	11	1,050
Provision (benefit) for income taxes	140	93	(99)	134
Income attributable to non-controlling interest	—	6	—	6
Net income (loss) attributable to Huntington	$525	$343	$(309)	$559
Three months ended June 30, 2022
Net interest income	$710	$422	$129	$1,261
Provision (benefit) for credit losses	272	(205)	—	67
Noninterest income	332	150	3	485
Noninterest expense	714	246	58	1,018
Provision (benefit) for income taxes	13	111	(4)	120
Income attributable to non-controlling interest	—	2	—	2
Net income attributable to Huntington	$43	$418	$78	$539
Six months ended June 30, 2023
Net interest income	$2,358	$1,140	$(743)	$2,755
Provision for credit losses	110	67	—	177
Noninterest income	646	323	38	1,007
Noninterest expense	1,519	552	65	2,136
Provision (benefit) for income taxes	289	177	(188)	278
Income attributable to non-controlling interest	—	10	—	10
Net income (loss) attributable to Huntington	$1,086	$657	$(582)	$1,161
Six months ended June 30, 2022
Net interest income	$1,341	$837	$229	$2,407
Provision (benefit) for credit losses	167	(75)	—	92
Noninterest income	674	290	20	984
Noninterest expense	1,452	494	125	2,071
Provision (benefit) for income taxes	83	149	(7)	225
Income attributable to non-controlling interest	—	4	—	4
Net income attributable to Huntington	$313	$555	$131	$999

	Assets at		Deposits at
(dollar amounts in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Consumer & Regional Banking	$71,423	$70,268	$106,502	$105,064
Commercial Banking	64,505	63,611	36,459	36,807
Treasury / Other	52,577	49,027	5,067	6,043
Total	$188,505	$182,906	$148,028	$147,914
88 Huntington Bancshares Incorporated

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2022 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	—	$—	$1,000,000,000
May 1, 2023 to May 31, 2023	—	—	1,000,000,000
June 1, 2023 to June 30, 2023	—	—	1,000,000,000
Total	—	$—
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
2023 2Q Form 10-Q 89

Item 5. Other Information
On April 28, 2023, Richard A. Pohle, our Chief Credit Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pohle’s plan is for the sale of up to 93,290.0445 shares of our common stock in amounts and prices determined in accordance with formulae set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and August 1, 2024.
90

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023.	Current Report on Form 8-K dated July 21, 2023	001-34073	3.2
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	*Separation Agreement dated May 16, 2023, by and between The Huntington National Bank and Michael Jones.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
***    The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2023 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.

91

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 28, 2023	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2023	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

92