Form 10-Q
period 2023-09-30
HUNTINGTON BANCSHARES INC /MD/
filed 2023-10-27
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,448,075,093 shares of the registrant’s common stock ($0.01 par value) outstanding on September 30, 2023.

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
Capstone Partners	Capstone Enterprises LLC
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CFO	Chief Financial Officer
CMO	Collateralized Mortgage Obligations
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
CRO	Chief Risk Officer
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EOP	End of Period
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
2023 3Q Form 10-Q 3

NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
PPP	Paycheck Protection Program
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real estate investment trust
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
RV	Recreational vehicle
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To Be Announced
TDR	Troubled Debt Restructuring
Torana	Digital Payments Torana, Inc.
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve and have over 150 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. This includes, but is not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. At September 30, 2023, our 1,001 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states.
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
Summary of 2023 Third Quarter Results Compared to 2022 Third Quarter
For the quarter, we reported net income of $547 million, or $0.35 per diluted common share, compared with $594 million, or $0.39 per diluted common share, in the year-ago quarter.
Net interest income was $1.4 billion, a decrease of $36 million, or 3%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, decreased $33 million, or 2%, from the year-ago quarter. The decrease in FTE net interest income primarily reflects a 22 basis point decrease in the FTE NIM to 3.20% and a $15.2 billion, or 13%, increase in average interest-bearing liabilities, partially offset by a $6.9 billion, or 4%, increase in average earning assets.
2023 3Q Form 10-Q 5

The provision for credit losses decreased $7 million from the year-ago quarter to $99 million in the 2023 third quarter. The ACL increased $138 million from the year-ago quarter to $2.4 billion in the 2023 third quarter, or 1.96% of total loans and leases, compared to $2.2 billion, or 1.89% of total loans and leases. The increase in the total ACL was driven by a combination of loan and lease growth and increasing coverage levels that recognize the near-term recessionary risks.
Noninterest income was $509 million, an increase of $11 million, or 2%, and noninterest expense increased $37 million, or 4%, from the year-ago quarter. The increase in noninterest income was primarily due to a $33 million increase from favorable mark-to-market on pay-fixed swaptions, included within other noninterest income, and additional increases in card and payments processing, bank owned life insurance, and service charges on deposit accounts, partially offset by decreases in capital markets fees and gain on sale of loans. The increase in noninterest expense was primarily due to increases in personnel costs, deposit and other insurance expense, professional services, equipment expense and outside data processing and other services.
Total assets at September 30, 2023 were $186.7 billion, an increase of $3.7 billion, or 2%, compared to December 31, 2022. The increase in total assets was primarily driven by increases in interest-bearing deposits at the Federal Reserve Bank of $4.9 billion, or 100%, and loans and leases of $1.3 billion, or 1%, partially offset by a decrease in total investment securities of $2.4 billion, or 6%. Total liabilities at September 30, 2023 were $168.1 billion, an increase of $3.0 billion, or 2%, compared to December 31, 2022. The increase in total liabilities was primarily driven by increases in long-term debt of $3.1 billion, or 32%, and total deposits of $1.0 billion, or 1%, partially offset by a decrease in short-term borrowings of $1.3 billion, or 66%.
The tangible common equity to tangible assets ratio was 5.70% at September 30, 2023, up 15 basis points from December 31, 2022, driven by current period earnings, partially offset by dividends and AOCI impacts driven by higher interest rates. CET1 risk-based capital ratio was 10.10%, up from 9.36% from December 31, 2022. The increase in regulatory capital ratios was primarily driven by current period earnings and a decline in risk-weighted assets, partially offset by dividends and the CECL transitional amount.
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
During the recent quarter, inflation continued to trend lower while remaining at elevated levels above the Federal Reserve’s target. The Federal Reserve raised interest rates one time in July and paused in September to further evaluate the impact of their tightening and the overall health of the economy. The economy has continued to expand with second quarter 2023 GDP growth of 2.4%. Market volatility has picked up as the yield curve has steepened. Loan growth and deposits have stabilized across the banking sector and further banking regulation has been proposed with the release of amendments to the regulatory capital rule and long-term debt requirements for banks.
The consensus economic outlook assumes a slowdown over the next three quarters with a return to modest growth in the second half of 2024. Inflation is expected to continue to fall, approaching target levels of 2% by the third quarter of 2024, as the Federal Reserve actions will likely result in lower GDP growth and higher unemployment.
6 Huntington Bancshares Incorporated

Our quarterly results reflect continued execution of our growth strategy and leveraging the strength of our balance sheet, delivered through sustained core deposit growth and expansion of common equity tier 1 driven to above 10% by earnings and capital optimization. We have continued our disciplined management of credit consistent with our aggregate moderate-to-low, through-the-cycle risk appetite. With our disciplined and proactive approach, including balance sheet and other efficiency efforts to increase capital, we believe Huntington is well positioned to manage through the dynamic environment. We remain focused on delivering profitable growth and driving value for our shareholders.
Other Recent Developments
Following the failure of several financial institutions in the first half of 2023 and resulting losses to the FDIC’s Deposit Insurance Fund, the FDIC issued a notice of proposed rulemaking in May 2023 that would implement a special assessment to recover the cost associated with protecting uninsured depositors as part of those financial institution failures. Under the proposed rule, the assessment base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The $5 billion exclusion would be applied once to the aggregate amount of uninsured deposits. The special assessment would be applied at an annual rate of approximately 12.5 basis points and assessed over eight quarters, subject to change depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits. As proposed and based on The Huntington National Bank reported uninsured deposits as of December 31, 2022, the estimated impact of the special assessment is approximately $199 million. Any change to the terms of the final rule impacting the determination of uninsured deposits, exclusionary criteria, annual rate, or term of annual rate application would have a direct impact on the estimate of Huntington’s special assessment. We continue to monitor the status of the proposed rule and the impact to our future operating results. We expect to record the impact when the final rule is enacted.
On July 27, 2023, the Federal Banking Agencies, the FDIC, the Federal Reserve, and the OCC, released a notice of proposed rulemaking that would make significant amendments to the Basel III Capital Rules applicable to both the Company and the Bank. In general, the proposed rule would align the regulatory capital calculation methodology for Category III and IV banking organizations with the methodology applicable to Category I and II banking organizations. In addition to calculating risk-weighted assets under the current U.S. standardized approach, the proposal introduces a new “Expanded Risk-Based Approach,” including standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a new approach for market risk that would be based upon internal models and standardized supervisory models. If adopted as proposed, Huntington would be required to calculate its risk-based capital ratios under both the current U.S. standardized approach and the Expanded Risk-Based Approach and would be subject to the lower of the two resulting ratios for each risk-based capital ratio. In addition, the proposal would require banking organizations to recognize most elements of AOCI in regulatory capital, including unrealized gains and losses on available-for-sale securities, and lower thresholds for deductions from CET1 capital for mortgage servicing assets and deferred tax assets, among other things. The proposal, if enacted, would have an effective date of July 1, 2025, with certain elements, such as the recognition of AOCI in regulatory capital and changes in risk-weighted assets calculated under the Expanded Risk-Based Approach, having a three-year phase-in period. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company and the Bank if adopted as proposed.
2023 3Q Form 10-Q 7

On August 29, 2023, the Federal Banking Agencies released a notice of proposed rulemaking that would require certain large banking organizations such as Huntington to issue and maintain minimum amounts of eligible long-term debt and comply with clean holding company requirements similar to requirements currently applicable to U.S. global systemically important banking organizations. Under the proposal, the Company and the Bank would each be required to maintain a minimum amount of eligible long-term debt equal to the greater of 6% of total risk-weighted assets, 3.5% of average total consolidated assets, and 2.5% of total leverage exposure (if subject to the supplementary leverage ratio). To comply with the requirement, the Bank would be required to issue incremental eligible long-term debt to the Company, and the Company would be required to issue incremental eligible long-term debt externally. The proposed rule would also allow banking organizations to include, as part of the required minimum amounts, certain existing long-term debt. Once the rule is finalized, covered institutions would have three years to comply with the new requirements following a phased-in approach, with 25% of the long-term debt requirement by one year after finalization of the rule, 50% after two years, and 100% after three years. In addition, the clean holding company requirements would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Company from issuing short-term debt to, or entering into qualified financial contracts with, non-affiliates and entering into contracts that could spread losses to subsidiaries, as well as limiting the amount of the Company’s liabilities that are not eligible long-term debt. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company and the Bank if adopted as proposed.
On October 25, 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, the base component would initially decrease from 21.0 cents to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4.0 basis points multiplied by the value of the transaction, and the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents for debit card transactions performed from the effective date of the final rule to June 30, 2025. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers. We will continue to monitor the status of the proposed rule and are beginning the process of evaluating this proposed rulemaking and assessing the scale of its adverse impact on the Company and the Bank.
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

8 Huntington Bancshares Incorporated

Table 1 - Selected Quarterly Income Statement Data
	Three months ended September 30,		Change
(amounts in millions, except per share data)	2023	2022	Amount	Percent
Interest income	$2,313	$1,589	$724	46%
Interest expense	945	185	760	NM
Net interest income	1,368	1,404	(36)	(3)
Provision for credit losses	99	106	(7)	(7)
Net interest income after provision for credit losses	1,269	1,298	(29)	(2)
Service charges on deposit accounts	97	93	4	4
Card and payment processing income	103	96	7	7
Capital markets fees	49	73	(24)	(33)
Trust and investment management services	62	60	2	3
Mortgage banking income	27	26	1	4
Leasing revenue	32	29	3	10
Insurance income	31	28	3	11
Gain on sale of loans	2	15	(13)	(87)
Bank owned life insurance income	18	13	5	38
Other noninterest income	88	65	23	35
Total noninterest income	509	498	11	2
Personnel costs	622	614	8	1
Outside data processing and other services	149	145	4	3
Equipment	65	60	5	8
Net occupancy	67	63	4	6
Marketing	29	24	5	21
Professional services	27	18	9	50
Deposit and other insurance expense	25	15	10	67
Amortization of intangibles	12	13	(1)	(8)
Lease financing equipment depreciation	6	11	(5)	(45)
Other noninterest expense	88	90	(2)	(2)
Total noninterest expense	1,090	1,053	37	4
Income before income taxes	688	743	(55)	(7)
Provision for income taxes	136	146	(10)	(7)
Income after income taxes	552	597	(45)	(8)
Income attributable to non-controlling interest	5	3	2	67
Net income attributable to Huntington	547	594	(47)	(8)
Dividends on preferred shares	37	29	8	28
Net income applicable to common shares	$510	$565	$(55)	(10)%
Average common shares—basic	1,448	1,443	5	—%
Average common shares—diluted	1,468	1,465	3	—
Net income per common share—basic	$0.35	$0.39	$(0.04)	(10)
Net income per common share—diluted	0.35	0.39	(0.04)	(10)
Return on average total assets	1.16%	1.31%
Return on average common shareholders’ equity	12.4	13.9
Return on average tangible common shareholders’ equity (1)	19.5	21.9
Net interest margin (2)	3.20	3.42
Efficiency ratio (3)	57.0	54.4
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,368	$1,404	$(36)	(3)%
FTE adjustment (2)	11	8	3	38
Net interest income, FTE (non-GAAP) (2)	1,379	1,412	(33)	(2)
Noninterest income	509	498	11	2
Total revenue, FTE (non-GAAP) (2)	$1,888	$1,910	$(22)	(1)%
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
2023 3Q Form 10-Q 9

Table 2 - Selected Year to Date Income Statement Data

	Nine months ended September 30,		Change
(amounts in millions, except per share data)	2023	2022	Amount	Percent
Interest income	$6,566	$4,115	$2,451	60%
Interest expense	2,443	304	2,139	NM
Net interest income	4,123	3,811	312	8
Provision for credit losses	276	198	78	39
Net interest income after provision for credit losses	3,847	3,613	234	6
Service charges on deposit accounts	267	295	(28)	(9)
Card and payment processing income	298	278	20	7
Capital markets fees	165	169	(4)	(2)
Trust and investment management services	192	188	4	2
Mortgage banking income	86	119	(33)	(28)
Leasing revenue	83	91	(8)	(9)
Insurance income	95	86	9	10
Gain on sale of loans	13	55	(42)	(76)
Bank owned life insurance income	50	41	9	22
Net (losses) gains on sales of securities	(4)	—	(4)	NM
Other noninterest income	271	160	111	69
Total noninterest income	1,516	1,482	34	2
Personnel costs	1,884	1,771	113	6
Outside data processing and other services	448	463	(15)	(3)
Equipment	193	202	(9)	(4)
Net occupancy	181	185	(4)	(2)
Marketing	86	69	17	25
Professional services	64	56	8	14
Deposit and other insurance expense	68	53	15	28
Amortization of intangibles	38	40	(2)	(5)
Lease financing equipment depreciation	22	36	(14)	(39)
Other noninterest expense	242	249	(7)	(3)
Total noninterest expense	3,226	3,124	102	3
Income before income taxes	2,137	1,971	166	8
Provision for income taxes	414	371	43	12
Income after income taxes	1,723	1,600	123	8
Income attributable to non-controlling interest	15	7	8	114
Net income attributable to Huntington	1,708	1,593	115	7
Dividends on preferred shares	106	85	21	25
Net income applicable to common shares	$1,602	$1,508	$94	6%

Average common shares—basic	1,446	1,441	5	—%
Average common shares—diluted	1,468	1,464	4	—
Net income per common share—basic	$1.11	$1.05	$0.06	6
Net income per common share—diluted	1.09	1.03	0.06	6

Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$4,123	$3,811	$312	8%
FTE adjustment	31	22	9	41
Net interest income, FTE (non-GAAP) (1)	4,154	3,833	321	8
Noninterest income	1,516	1,482	34	2
Total revenue, FTE (non-GAAP) (1)	$5,670	$5,315	$355	7%
(1)On an FTE basis assuming a 21% tax rate.

10 Huntington Bancshares Incorporated

Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 3 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin (1)
	Three months ended September 30, 2023			Three months ended September 30, 2022			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (2)	Rate (3)	Balances	Income (FTE) (2)	Rate (3)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$9,286	$127	5.45%	$3,204	$19	2.39%	$6,082	NM
Interest-bearing deposits in banks	261	4	6.59	260	2	3.31	1	—
Securities:
Trading account securities	128	1	4.98	24	—	4.12	104	NM
Available-for-sale securities:
Taxable	19,834	259	5.22	21,677	165	3.06	(1,843)	(9)
Tax-exempt	2,807	37	5.08	2,917	25	3.39	(110)	(4)
Total available-for-sale securities	22,641	296	5.20	24,594	190	3.09	(1,953)	(8)
Held-to-maturity securities—taxable	16,356	99	2.43	17,188	95	2.21	(832)	(5)
Other securities	859	19	9.22	804	7	3.21	55	7
Total securities	39,984	415	4.15	42,610	292	2.74	(2,626)	(6)
Loans held for sale	633	10	6.42	986	13	4.98	(353)	(36)
Loans and leases: (4)
Commercial:
Commercial and industrial	49,448	776	6.15	46,029	515	4.37	3,419	7
Commercial real estate	12,955	253	7.63	13,671	165	4.75	(716)	(5)
Lease financing	5,050	73	5.60	4,981	63	4.95	69	1
Total commercial	67,453	1,102	6.39	64,681	743	4.50	2,772	4
Consumer:
Residential mortgage	23,278	213	3.66	21,552	174	3.23	1,726	8
Automobile	12,747	145	4.51	13,514	120	3.53	(767)	(6)
Home equity	10,108	195	7.66	10,431	143	5.43	(323)	(3)
RV and marine	5,813	73	4.96	5,454	59	4.29	359	7
Other consumer	1,385	40	11.67	1,332	32	9.55	53	4
Total consumer	53,331	666	4.97	52,283	528	4.02	1,048	2
Total loans and leases	120,784	1,768	5.76	116,964	1,271	4.28	3,820	3
Total earning assets	170,948	2,324	5.39	164,024	1,597	3.86	6,924	4
Cash and due from banks	1,559			1,697			(138)	(8)
Goodwill and other intangible assets	5,722			5,781			(59)	(1)
All other assets	10,576			10,154			422	4
Allowance for loan and lease losses	(2,206)			(2,099)			(107)	(5)
Total assets	$186,599			$179,557			$7,042	4%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$39,757	$199	1.98%	$42,038	$42	0.40%	$(2,281)	(5)%
Money market deposits	41,445	327	3.12	34,058	25	0.29	7,387	22
Savings and other domestic deposits	17,774	6	0.15	21,439	1	0.02	(3,665)	(17)
Core certificates of deposit (5)	11,348	119	4.17	2,040	1	0.10	9,308	NM
Other domestic deposits of $250,000 or more	406	4	3.78	193	—	0.35	213	110
Negotiable CDs, brokered and other deposits	4,634	58	4.93	4,124	23	2.25	510	12
Total interest-bearing deposits	115,364	713	2.45	103,892	92	0.35	11,472	11
Short-term borrowings	859	17	7.60	2,609	22	3.31	(1,750)	(67)
Long-term debt	13,772	215	6.27	8,251	71	3.40	5,521	67
Total interest-bearing liabilities	129,995	945	2.88	114,752	185	0.64	15,243	13
Demand deposits—noninterest-bearing	32,786			42,116			(9,330)	(22)
All other liabilities	5,028			4,340			688	16
Total liabilities	167,809			161,208			6,601	4
Total Huntington shareholders’ equity	18,741			18,317			424	2
Non-controlling interest	49			32			17	53
Total equity	18,790			18,349			441	2
Total liabilities and equity	$186,599			$179,557			$7,042	4%
Net interest rate spread			2.51			3.22
Impact of noninterest-bearing funds on margin			0.69			0.20
Net interest margin/NII (FTE)		$1,379	3.20%		$1,412	3.42%
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
2023 3Q Form 10-Q 11

Quarterly Net Interest Income
Net interest income for the 2023 third quarter decreased $36 million, or 3%, from the 2022 third quarter. FTE net interest income, a non-GAAP financial measure, for the 2023 third quarter decreased $33 million, or 2%, from the 2022 third quarter. The decrease in FTE net interest income primarily reflects a 22 basis point decrease in the FTE NIM to 3.20% and a $15.2 billion, or 13%, increase in average interest-bearing liabilities, partially offset by a $6.9 billion, or 4%, increase in average earning assets. The NIM compression was primarily driven by higher cost of funds and an increase in deposits held at the Federal Reserve Bank, partially offset by the higher rate environment driving an increase in loan and lease and investment security yields.
Quarterly Average Balance Sheet
Average assets for the 2023 third quarter increased $7.0 billion, or 4%, to $186.6 billion from the 2022 third quarter, primarily due to an increase in average interest-bearing deposits at the Federal Reserve Bank of $6.1 billion, and average loans and leases of $3.8 billion, or 3%, partially offset by a decrease in average total securities of $2.6 billion, or 6%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $2.8 billion, or 4%, and average consumer loans of $1.0 billion, or 2%.
Average liabilities for the 2023 third quarter increased $6.6 billion, or 4%, from the 2022 third quarter, primarily due to increases in average borrowings and deposits. Average borrowings increased $3.8 billion, or 35%, driven by new debt issuances and additional FHLB borrowings reflecting actions taken as part of normal management of funding needs. Average deposits increased $2.1 billion, primarily due to an increase in average interest-bearing deposits of $11.5 billion, or 11%, partially offset by a decrease in noninterest-bearing deposits of $9.3 billion, or 22%. The increase in average deposits was primarily due to increases in average certificate of deposits and money market deposits, partially offset by decreases in savings and other domestic deposits and interest-bearing demand deposits.
Average shareholders’ equity for the 2023 third quarter increased $424 million, or 2%, from the 2022 third quarter primarily due to earnings, partially offset by an increase in average accumulated other comprehensive loss driven by changes in interest rates.
12 Huntington Bancshares Incorporated

Table 4 - Consolidated YTD Average Balance Sheets and Net Interest Margin (1)
	Nine months ended
	September 30, 2023			September 30, 2022			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (2)	Rate (2)	Balances	Income (FTE) (2)	Rate (3)	Amount	Percent
Assets:
Interest-bearing deposits at Federal Reserve Bank	$8,825	$339	5.12%	$4,629	$29	0.84%	$4,196	91%
Interest-bearing deposits in banks	246	14	7.60	200	3	1.85	46	23
Securities:
Trading account securities	61	2	4.98	33	1	3.75	28	85
Available-for-sale securities:
Taxable	20,702	743	4.79	22,509	378	2.24	(1,807)	(8)
Tax-exempt	2,731	99	4.79	2,887	66	3.04	(156)	(5)
Total available-for-sale securities	23,433	842	4.79	25,396	444	2.33	(1,963)	(8)
Held-to-maturity securities—taxable	16,696	303	2.42	16,336	251	2.05	360	2
Other securities	1,003	40	5.37	841	18	2.83	162	19
Total securities	41,193	1,187	3.84	42,606	714	2.23	(1,413)	(3)
Loans held for sale	548	25	6.13	1,086	33	4.00	(538)	(50)
Loans and leases: (4)
Commercial:
Commercial and industrial	49,559	2,208	5.88	44,641	1,343	3.97	4,918	11
Commercial real estate	13,323	729	7.21	13,412	389	3.83	(89)	(1)
Lease financing	5,137	212	5.44	4,938	185	4.95	199	4
Total commercial	68,019	3,149	6.10	62,991	1,917	4.01	5,028	8
Consumer:
Residential mortgage	22,793	603	3.53	20,536	478	3.10	2,257	11
Automobile	12,971	408	4.20	13,512	347	3.44	(541)	(4)
Home equity	10,173	563	7.40	10,406	360	4.62	(233)	(2)
RV and marine	5,554	194	4.67	5,293	166	4.19	261	5
Other consumer	1,341	115	11.49	1,301	90	9.21	40	3
Total consumer	52,832	1,883	4.76	51,048	1,441	3.77	1,784	3
Total loans and leases	120,851	5,032	5.52	114,039	3,358	3.91	6,812	6
Total earning assets	171,663	6,597	5.14	162,560	4,137	3.40	9,103	6
Cash and due from banks	1,598			1,672			(74)	(4)
Goodwill and other intangible assets	5,738			5,660			78	1
All other assets	10,594			10,092			502	5
Allowance for loan and lease losses	(2,174)			(2,067)			(107)	(5)
Total assets	$187,419			$177,917			$9,502	5%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$40,058	$498	1.66%	$41,467	$56	0.18%	$(1,409)	(3)%
Money market deposits	39,181	754	2.57	33,512	37	0.15	5,669	17
Savings and other domestic deposits	18,818	15	0.11	21,480	3	0.02	(2,662)	(12)
Core certificates of deposit (5)	8,659	245	3.79	2,274	2	0.10	6,385	NM
Other domestic deposits of $250,000 or more	326	8	3.27	244	—	0.24	82	34
Negotiable CDs, brokered and other deposits	4,650	169	4.85	3,522	30	1.14	1,128	32
Total interest-bearing deposits	111,692	1,689	2.02	102,499	128	0.17	9,193	9
Short-term borrowings	3,478	151	5.80	3,139	36	1.52	339	11
Long-term debt	13,700	603	5.87	7,401	140	2.51	6,299	85
Total interest-bearing liabilities	128,870	2,443	2.53	113,039	304	0.36	15,831	14
Demand deposits—noninterest-bearing	34,933			42,157			(7,224)	(17)
All other liabilities	4,960			4,158			802	19
Total liabilities	168,763			159,354			9,409	6
Total Huntington shareholders’ equity	18,607			18,534			73	—
Non-controlling interest	49			29			20	69
Total equity	18,656			18,563			93	1
Total liabilities and shareholders’ equity	$187,419			$177,917			$9,502	5%
Net interest rate spread			2.61			3.04
Impact of noninterest-bearing funds on margin			0.63			0.11
Net interest margin/NII		$4,154	3.24%		$3,833	3.15%
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

2023 3Q Form 10-Q 13

Year to Date Net Interest Income
Net interest income for the first nine-month period of 2023 increased $312 million, or 8%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first nine-month period of 2023 increased $321 million, or 8%, from the year-ago period. The increase in FTE net interest income reflected the benefit of a 9 basis point increase in the FTE NIM to 3.24% and a $9.1 billion, or 6%, increase in average total earning assets, partially offset by a $15.8 billion, or 14%, increase in interest-bearing liabilities and lower purchase accounting accretion and accelerated PPP loan fees recognized upon forgiveness payments from the SBA.
The NIM expansion was driven by the higher rate environment driving an increase in loans and lease and investment security yields, partially offset by higher cost of funds and an increase in deposits held at the Federal Reserve Bank.
Net interest income for the first nine-month period of 2023 included $24 million of net interest income from purchase accounting accretion, compared to $50 million and $20 million from purchase accounting accretion and accelerated PPP loan fees recognized upon forgiveness payments from the SBA, respectively, in the year-ago period.
Year to Date Average Balance Sheet
Average assets for the first nine-month period of 2023 increased $9.5 billion, or 5%, to $187.4 billion from the year-ago period, primarily due to increases in average loans and leases of $6.8 billion, or 6%, and interest-bearing deposits at the Federal Reserve Bank of $4.2 billion, or 91%, partially offset by a decrease in total securities of $1.4 billion, or 3%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $5.0 billion, or 8%, and average consumer loans of $1.8 billion, or 3%.
Average liabilities for the first nine-month period of 2023 increased $9.4 billion, or 6%, from the year-ago period, primarily due to increases in average borrowings and deposits. Average borrowings increased $6.6 billion, or 63%, driven by higher long-term FHLB borrowings and new debt issuances reflecting actions taken as part of normal management of funding needs. Total average deposits increased $2.0 billion, or 1%, primarily due to an increase in average interest-bearing deposits of $9.2 billion, or 9%, largely due to increases in average certificates of deposits and money market deposits, partially offset by a decrease in noninterest-bearing deposits of $7.2 billion, or 17%.
Average shareholders’ equity for the first nine-month of 2023 increased $73 million from the year-ago period primarily due to earnings, partially offset by an increase in average accumulated other comprehensive loss driven by changes in interest rates.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the 2023 third quarter was $99 million, a decrease of $7 million, compared to the 2022 third quarter. On a year-to-date basis, the provision for credit losses for the first nine-month period of 2023 was $276 million, an increase of $78 million, or 39%, compared to the year-ago period. The decrease in provision expense over the prior year quarter was driven by a marginal reduction in loan and lease balances during the 2023 third quarter, compared to strong loan and lease growth in third quarter 2022. The increase over the prior year-to-date period was driven by modest allowance builds and higher levels of Commercial charge-off activity in 2023.
The components of the provision for credit losses were as follows:

Table 5 - Provision for Credit Losses
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Provision for loan and lease losses	$104	$80	$266	$151
Provision for unfunded lending commitments	(5)	26	10	43
Provision for securities	—	—	—	4
Total provision for credit losses	$99	$106	$276	$198
14 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 6 - Noninterest Income
	Three months ended			Nine months ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2023	2022	Percent	2023	2022	Percent
Service charges on deposit accounts	$97	$93	4%	$267	$295	(9)%
Card and payment processing income	103	96	7	298	278	7
Capital markets fees	49	73	(33)	165	169	(2)
Trust and investment management services	62	60	3	192	188	2
Mortgage banking income	27	26	4	86	119	(28)
Leasing revenue	32	29	10	83	91	(9)
Insurance income	31	28	11	95	86	10
Gain on sale of loans	2	15	(87)	13	55	(76)
Bank owned life insurance income	18	13	38	50	41	22
Net (losses) gains on sales of securities	—	—	—	(4)	—	(100)
Other noninterest income	88	65	35	271	160	69
Total noninterest income	$509	$498	2%	$1,516	$1,482	2%
Noninterest income for the 2023 third quarter was $509 million, an increase of $11 million, or 2%, from the year-ago quarter. Other noninterest income increased $23 million, or 35%, primarily due to a $33 million increase from favorable mark-to-market on pay-fixed swaptions. Additional increases included card and payment processing income of $7 million, or 7%, primarily driven by an increase in debit card usage, bank owned life insurance income of $5 million, or 38%, and service charges on deposit accounts of $4 million, or 4%. Partially offsetting these increases, capital markets fees decreased $24 million, or 33%, primarily driven by lower syndication and interest rate derivative fees, and gain on sale of loans decreased $13 million, or 87%, primarily resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination.
Noninterest income for the first nine-month period of 2023 increased $34 million, or 2%, from the year-ago period. Other noninterest income increased $111 million, or 69%, primarily due to a $57 million gain on the sale of our RPS business, including associated goodwill allocation, and a $50 million increase from favorable mark-to-market on pay-fixed swaptions. Card and payments processing income increased $20 million, or 7%, largely due to an increase in debit card usage. Partially offsetting these increases, gain on sale of loans decreased $42 million, or 76%, primarily resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination. Mortgage banking decreased $33 million, or 28%, primarily reflecting lower salable volume and spreads. Service charges on deposits accounts decreased $28 million, or 9%, primarily reflecting the impact from program changes.
2023 3Q Form 10-Q 15

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 7 - Noninterest Expense
	Three months ended			Nine months ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2023	2022	Percent	2023	2022	Percent
Personnel costs	$622	$614	1%	$1,884	$1,771	6%
Outside data processing and other services	149	145	3	448	463	(3)
Equipment	65	60	8	193	202	(4)
Net occupancy	67	63	6	181	185	(2)
Marketing	29	24	21	86	69	25
Professional services	27	18	50	64	56	14
Deposit and other insurance expense	25	15	67	68	53	28
Amortization of intangibles	12	13	(8)	38	40	(5)
Lease financing equipment depreciation	6	11	(45)	22	36	(39)
Other noninterest expense	88	90	(2)	242	249	(3)
Total noninterest expense	$1,090	$1,053	4%	$3,226	$3,124	3%
Number of employees (average full-time equivalent)	19,826	19,997	(1)%	20,073	19,884	1%
Noninterest expense for the 2023 third quarter was $1.1 billion, an increase of $37 million, or 4%, from the year-ago quarter. There were no acquisition-related expenses for the 2023 third quarter, compared to $10 million in the year-ago quarter. Deposit and other insurance expense increased $10 million, or 67%, primarily due to the 2 basis point higher base assessment rate enacted for the banking industry at the beginning of 2023 and a shift in balance sheet mix. Professional services increased $9 million, or 50%, largely due to an increase in consulting fees. Personnel costs increased $8 million, or 1%, primarily reflecting $8 million of severance expense related to staffing efficiencies. Additionally, net occupancy expense for the 2023 third quarter included $7 million of corporate real estate consolidation expense.
Noninterest expense for the first nine-month period of 2023 increased $102 million, or 3%, from the year-ago period. There were no acquisition-related expenses for the first nine-month period of 2023, compared to $80 million in the year-ago period. Personnel costs increased $113 million, or 6%, primarily due to $50 million of expense related to staffing efficiencies, the impact of Capstone Partners acquisition, and merit increases, partially offset by an $8 million decrease in acquisition-related expenses. Marketing expense increased $17 million, or 25%, primarily reflecting actions taken to deepen and acquire new customer relationships. Deposit and other insurance expense increased $15 million, or 28%, primarily due to the 2 basis point higher base assessment rate enacted for the banking industry at the beginning of 2023 and a shift in balance sheet mix. Partially offsetting these increases, outside data processing decreased $15 million, or 3%, primarily due to a decrease of $39 million in acquisition-related expenses, partially offset by higher technology investments, and lease financing equipment depreciation decreased $14 million, or 39%. Net occupancy decreased $4 million, or 2%, primarily due to a $22 million decrease in acquisition-related expenses, partially offset by an increase in corporate real estate and branch consolidation expense and a decrease in gain on sale of fixed assets.
Provision for Income Taxes
The provision for income taxes in the 2023 third quarter was $136 million, compared to $146 million in the 2022 third quarter. The provision for income taxes for the nine-month periods ended September 30, 2023 and September 30, 2022 were $414 million and $371 million, respectively. All periods included the benefits from general business credits, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rate for both the 2023 third quarter and 2022 third quarter was 19.7%. The effective tax rates for the nine-month periods ended September 30, 2023 and September 30, 2022 were 19.4% and 18.8%, respectively. The variance between the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022 provision for income taxes and effective tax rates relates primarily to a reduction in capital losses, partially offset by an increase in tax credits.
16 Huntington Bancshares Incorporated

The net federal deferred tax asset was $570 million, and the net state deferred tax asset was $108 million at September 30, 2023.
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
We classify/aggregate risk into seven risk pillars: credit, market; liquidity, operational, compliance, strategic, and reputation. More information on risk can be found in Item 1A Risk Factors below, the Risk Factors section included in Item 1A of our 2022 Annual Report on Form 10-K and subsequent filings with the SEC. The MD&A included in our 2022 Annual Report on Form 10-K should be read in conjunction with this MD&A, as this discussion provides only material updates to the 2022 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2022 Annual Report on Form 10-K.
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
2023 3Q Form 10-Q 17

The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	At September 30, 2023		At December 31, 2022
Commercial:
Commercial and industrial	$49,422	41%	$48,121	41%
Commercial real estate	12,668	11	13,640	11
Lease financing	5,161	4	5,252	4
Total commercial	67,251	56	67,013	56
Consumer:
Residential mortgage	23,427	19	22,226	19
Automobile	12,724	11	13,154	11
Home equity	10,118	8	10,375	9
RV and marine	5,937	5	5,376	4
Other consumer	1,396	1	1,379	1
Total consumer	53,602	44	52,510	44
Total loans and leases	$120,853	100%	$119,523	100%
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
18 Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio by industry type:

Table 9 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At September 30, 2023		At December 31, 2022
Commercial loans and leases:
Real estate and rental and leasing (1)	$16,272	13%	$16,310	14%
Retail trade (2)	10,776	9	9,894	8
Manufacturing	7,564	6	7,809	7
Finance and insurance (1)	4,856	4	5,005	4
Health care and social assistance (1)	4,370	4	4,293	4
Wholesale Trade	3,656	3	3,922	3
Accommodation and food services	3,137	3	3,335	3
Transportation and warehousing	3,101	3	3,246	3
Professional, scientific, and technical services	1,998	2	1,899	2
Utilities	1,932	2	1,298	1
Other Services	1,816	2	2,097	2
Construction	1,679	1	1,757	1
Admin./Support/Waste Mgmt. and Remediation Services	1,446	1	1,370	1
Arts, entertainment, and recreation	1,357	1	1,424	1
Information	1,246	1	1,167	1
Public administration	651	1	667	1
Educational services	434	—	513	—
Agriculture, forestry, fishing, and hunting	407	—	455	—
Management of companies and enterprises	128	—	127	—
Mining, quarrying, and oil and gas extraction	123	—	196	—
Unclassified/other	302	—	229	—
Total commercial loans and leases by industry category	67,251	56	67,013	56
Residential mortgage	23,427	19	22,226	19
Automobile	12,724	11	13,154	11
Home equity	10,118	8	10,375	9
RV and marine	5,937	5	5,376	4
Other consumer loans	1,396	1	1,379	1
Total loans and leases	$120,853	100%	$119,523	100%
(1)     Non-real estate secured commercial loans to REITs, which are classified in the C&I loan category, are included in the real estate, finance and insurance, and health care industry types.
(2)    Amounts include $2.9 billion and $2.3 billion of auto dealer services loans at September 30, 2023 and December 31, 2022, respectively.
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
Credit quality performance in the 2023 third quarter reflected NCOs of $73 million, or 0.24% of average total loans and leases, annualized, an increase of $29 million, compared to $44 million, or 0.15%, in the year-ago quarter. The increase was driven by a $30 million increase in commercial NCOs to $45 million in the 2023 third quarter. NPAs increased from December 31, 2022 by $40 million, or 7%, largely driven by an increase in commercial NALs.
2023 3Q Form 10-Q 19

NPAs and NALs
(This section should be read in conjunction with Note 4 “Loans and Leases” and Note 5 “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements and “Credit Quality” section appearing in Huntington’s 2022 Annual Report on Form 10-K.)
NPAs and NALs
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $430 million of commercial related NALs at September 30, 2023, $286 million, or 67%, represent loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
The following table reflects period-end NALs and NPAs detail:

Table 10 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
Nonaccrual loans and leases (NALs):
Commercial and industrial	$314	$288
Commercial real estate	102	92
Lease financing	14	18
Residential mortgage	75	90
Automobile	4	4
Home equity	82	76
RV and marine	1	1
Total nonaccrual loans and leases	592	569
Other real estate, net	14	11
Other NPAs (1)	28	14
Total nonperforming assets	$634	$594

Nonaccrual loans and leases as a % of total loans and leases	0.49%	0.48%
NPA ratio (2)	0.52	0.50
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
ACL
The baseline scenario used for the 2023 third quarter assumes softening of the labor market is underway and will continue through the middle of 2025 causing the unemployment rate to gradually increase, peaking at 4.2% in mid-2025 and remaining at that level through 2027. The overnight federal funds rate is forecasted to have peaked during the third quarter of 2023, remaining at this terminal level until mid-2024 as the Federal Reserve continues to address inflation levels and tightness in the labor market. The expectation is that the Federal Reserve would then start to cut rates in the second half of 2024, although monetary policy remains restrictive until the end of 2026. The federal funds rate is forecasted to return to its neutral rate of 2.5% in early 2027. Inflation is forecasted to drop from an average of 4.1% in 2023 to 2.7% in 2024, approaching the Federal Reserve target level of 2% by third quarter 2024, as a result of the Federal Reserve’s actions. The GDP forecast for the fourth quarter of 2023 into 2024 has fallen somewhat from year end, a result of elevated interest rates and tightening credit conditions. GDP is now forecasted to be 1.9% by the fourth quarter of 2024.
20 Huntington Bancshares Incorporated

Management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating that quantitative estimate for the allowance. The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2022:

Table 11 - Forecasted Key Macroeconomic Variables
Baseline scenario forecast	2022	2023		2024
	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2022	3.7%	3.9%	4.1%	4.1%	3.9%
3Q 2023	N/A	N/A	3.7	4.0	4.2

Gross Domestic Product (1)
4Q 2022	(0.1)%	0.4%	2.0%	2.3%	2.7%
3Q 2023	N/A	N/A	0.3	1.5	1.9

(1) Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including political uncertainty, geopolitical instability, and current inflation levels, considering multiple macroeconomic forecasts that reflected a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact of recent inflation levels, higher interest rates, and the significant conflicts on-going around the world will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our governance committees reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transactional reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2023 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.
2023 3Q Form 10-Q 21

The table below reflects the allocation of our ALLL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL:

Table 12 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At September 30, 2023			At December 31, 2022
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$973	44%	41%	$939	45%	41%
Commercial real estate	483	22	11	433	20	11
Lease financing	48	2	4	52	2	4
Total commercial	1,504	68	56	1,424	67	56
Consumer
Residential mortgage	200	10	19	187	8	19
Automobile	143	6	11	141	7	11
Home equity	115	5	8	105	5	9
RV and marine	151	7	5	143	7	4
Other consumer	95	4	1	121	6	1
Total consumer	704	32%	44%	697	33%	44%
Total ALLL	2,208			2,121
AULC	160			150
Total ACL	$2,368			$2,271
Total ALLL as a % of
Total loans and leases	1.83%			1.77%
Nonaccrual loans and leases	373			373
NPAs	348			357
Total ACL as % of
Total loans and leases	1.96%			1.90%
Nonaccrual loans and leases	400			400
NPAs	373			382
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At September 30, 2023, the ACL was $2.4 billion, or 1.96% of total loans and leases, compared to $2.3 billion, or 1.90%, at December 31, 2022. The increase in the total ACL was driven by a combination of loan and lease growth and modest overall coverage ratio builds throughout 2023. The ACL coverage ratio at September 30, 2023 is reflective of the current macro-economic environment including recognition of the near-term recessionary risks.
22 Huntington Bancshares Incorporated

NCOs
The table below reflects NCO detail for each of the periods presented:

Table 13 - Net Charge-off Analysis
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$32	$16	$68	$(11)
Commercial real estate	11	(3)	36	1
Lease financing	2	2	(3)	4
Total commercial	45	15	101	(6)
Consumer:
Residential mortgage	1	(1)	2	(2)
Automobile	4	3	12	3
Home equity	—	(2)	(1)	(5)
RV and marine	3	2	7	6
Other consumer	20	27	58	75
Total consumer	28	29	78	77
Total net charge-offs	$73	$44	$179	$71

Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.26%	0.14%	0.18%	(0.03)%
Commercial real estate	0.35	(0.07)	0.37	0.01
Lease financing	0.12	0.17	(0.08)	0.11
Total commercial	0.27	0.10	0.20	(0.01)
Consumer:
Residential mortgage	0.01	(0.02)	0.01	(0.01)
Automobile	0.14	0.07	0.13	0.03
Home equity	(0.01)	(0.07)	(0.02)	(0.06)
RV and marine	0.16	0.17	0.16	0.16
Other consumer	6.09	8.09	5.88	7.72
Total consumer	0.21	0.22	0.20	0.20
Net charge-offs as a % of average loans and leases	0.24%	0.15%	0.20%	0.08%
NCOs were an annualized 0.24% of average loans and leases in the current quarter, up from 0.15% in the 2022 third quarter. NCOs for the commercial portfolios were higher, with annualized net charge-offs of 0.27% in the current quarter, compared to 0.10% in the year-ago quarter, reflecting the continued normalization of net charge-offs. Consumer charge-offs were modestly lower in the quarter, compared to the year-ago quarter.

NCOs were an annualized 0.20% of average loans and leases for the first nine-month period of 2023, up from 0.08% in the year ago period. NCOs for the commercial portfolios were higher with annualized net charge-offs of 0.20% in the current period compared to net recoveries of 0.01% in the year-ago period. Consumer charge-offs remained consistent in the period, compared to the year-ago period.
2023 3Q Form 10-Q 23

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

Table 14 - Net Interest Income at Risk
	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At September 30, 2023	-5.3	-2.7	2.9	5.6
At December 31, 2022	-4.1	-2.0	2.0	4.0
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a variety of interest rate scenarios. The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual “ramp” -200, -100, +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.
The NII at Risk shows that the balance sheet is asset sensitive at both September 30, 2023, and December 31, 2022. A key driver of the change in sensitivity can be attributed to hedging activity, which has supported an increase to asset sensitivity in rising rate scenarios, while minimizing the impact to falling rate scenarios. Other drivers to the change in sensitivity include changes in the funding mix, deposit modeling assumptions, and market rates.
24 Huntington Bancshares Incorporated

Table 15 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At September 30, 2023	1.7	1.9	-3.2	-6.7
At December 31, 2022	9.0	5.9	-8.0	-17.3
EVE at Risk provides a sensitivity analysis on shareholder’s equity for longer-term interest rate risk in the banking book. The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -200, -100, +100 and +200 basis point parallel “shock” scenarios.
The change in sensitivity from December 31, 2022 was driven primarily by updated deposit modeling assumptions and market rates, as well as changes in the funding mix and hedging activity.
To address the discontinuance of LIBOR, we established a LIBOR transition team and project plan under the oversight of the CRO and CFO, providing periodic updates to the ROC. Contract remediation efforts coordinated by the LIBOR transition team were complete as of June 2023. Upon the discontinuation of LIBOR, loans and leases that reference LIBOR were transitioned to a SOFR-based replacement rate as set forth in the related contract. For further details on the transition of notional derivatives, refer to the Use of Derivatives to Manage Interest Rate Risk section below.
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
In the second quarter of 2023, all cleared derivatives that referenced LIBOR transitioned from LIBOR to a SOFR-based replacement rate in accordance with the conventions established by the applicable clearinghouse. Upon the discontinuation of LIBOR, all over-the-counter derivatives that referenced LIBOR were transitioned to a SOFR-based replacement rate as set forth in the related contract. Those derivatives that did not have a clearly defined or practicable replacement benchmark rate set forth in the related contract used the LIBOR Act to replace LIBOR with a SOFR-based rate established by FRB rulemaking. For every LIBOR referenced instrument with a reset date after the LIBOR cessation date, counterparties received a LIBOR referenced instrument maturing on the first reset date after the LIBOR cessation date, and a forward starting SOFR instrument. The instruments received through the transition were economically similar to the instruments held prior to the transition.
2023 3Q Form 10-Q 25

The following table presents additional information about the interest rate swaps, swaptions, swaption collars, and floors used in Huntington’s asset and liability management activities at September 30, 2023 and December 31, 2022.

Table 16 - Weighted-Average Maturity, Receive Rate and SOFR/LIBOR Reset Rate on Asset Liability Management Instruments
		Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
At September 30, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,791	3.34	$992	1.37%	5.40%
Pay Fixed - Receive SOFR - forward starting (2)	928	8.71	43	2.81	—
Loans:
Receive Fixed - Pay SOFR - forward starting (3)	1,400	4.45	(53)	2.90	—
Receive Fixed - Pay SOFR	9,275	3.31	(486)	2.77	5.31
Liability conversion swaps
Receive Fixed - Pay SOFR	7,568	3.65	(400)	2.95	4.82
Purchased swaption collars
Purchased Interest Rate Swaption Collars (4)	2,000	0.41	(12)	3.20 / 4.50	—
Purchased floors
Purchased Floor Spread - SOFR (4)	5,000	2.54	24	2.97 / 3.97	—
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (5)	174	2.83	—	5.33	5.32
Pay Fed Fund - Receive SOFR (economic hedges) (5)	1	12.06	—	5.36	5.33
Purchased swaptions
Pay Fixed - Receive SOFR Swaptions (economic hedges)	15,450	0.71	98	5.03	—
Total swap portfolio	$52,587		$206

At December 31, 2022
Asset conversion swaps
Securities (1):
Pay Fixed - Receive 1 month LIBOR	$8,024	3.89	$834	0.93%	4.37%
Pay Fixed - Receive SOFR	366	7.02	49	1.46	3.82
Pay Fixed - Receive 1 month LIBOR - forward starting (6)	91	7.31	12	1.62	—
Pay Fixed - Receive SOFR - forward starting (7)	1,926	6.17	85	2.17	—
Loans:
Receive Fixed - Pay SOFR - forward starting (8)	2,950	4.91	(109)	2.64	—
Receive Fixed - Pay 1 month LIBOR	7,875	1.41	(390)	1.21	4.20
Receive Fixed - Pay SOFR	8,700	3.55	(351)	2.57	3.90
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	1.85	(60)	2.01	4.25
Receive Fixed - Pay SOFR	6,299	4.91	(201)	3.16	3.36
Purchased swaption collars
Purchased Interest Rate Swaption Collars (4)	4,800	0.27	(6)	2.87 / 4.05	—
Basis swaps
Pay SOFR- Receive Fed Fund (economic hedges) (5)	174	3.58	—	4.33	4.31
Pay Fed Fund - Receive SOFR (economic hedges) (5)	1	12.81	—	4.35	4.33
Total swap portfolio	$42,636		$(137)
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from April 2025 to October 2027.
(3)Forward starting swaps effective starting from July 2024 to January 2025.
(4)The weighted average fixed rates for floor spread and swaption collars are the weighted average strike rates for the upper and lower bounds of the instruments.
(5)Swaps have variable pay and variable receive resets. Weighted average fixed fate column represents pay rate reset.
(6)Forward starting swaps effective starting from January 2023 to February 2023.
(7)Forward starting swaps effective starting from January 2023 to October 2027.
(8)Forward starting swaps effective starting from January 2023 to July 2024.
26 Huntington Bancshares Incorporated

As of September 30, 2023, we have $15.5 billion of interest rate swaptions with an average strike price of 5.03% to reduce the impact on capital from rising rates. These swaptions are economic hedges of interest rate risk attributable to our investment securities with the change in value of these instruments recorded in other noninterest income.
MSRs
(This section should be read in conjunction with Note 6 “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Consolidated Financial Statements.)
At September 30, 2023, we had a total of $547 million of capitalized MSRs representing the right to service $33.0 billion in mortgage loans.
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
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. The goal of liquidity management is to ensure adequate, stable, reliable, and cost-effective sources of funds to satisfy changes in loan and lease demand, unexpected levels of deposit withdrawals, investment opportunities, and other contractual obligations. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We mitigate liquidity risk by maintaining liquid assets in the form of cash and cash equivalents and securities. In addition, we maintain a large, stable core deposit base and a diversified base of readily available wholesale funding sources, including secured funding sources from the FHLB and Federal Reserve through pledged borrowing capacity, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. At September 30, 2023, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
2023 3Q Form 10-Q 27

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
Our largest source of liquidity on a consolidated basis is core deposits, which provide stable and lower-cost funding. Core deposits were $144.2 billion at September 30, 2023 which comprised 97% of total deposits, compared to $142.1 billion, and 96% of total deposits, at December 31, 2022. The $2.1 billion increase in core deposits, compared to December 31, 2022, was primarily driven by an increase in consumer core deposits, partially offset by a decrease in commercial core deposits driven by shifts to off-balance sheet liquidity solutions we provide for our customers. Our core deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in our granular and diversified deposit base.
The following table reflects deposit composition detail.

Table 17 - Deposit Composition

(dollar amounts in millions)	At September 30, 2023		At December 31, 2022
Total deposits by type:
Demand deposits—noninterest-bearing	$31,666	21%	$38,242	26%
Demand deposits—interest-bearing	39,822	27	43,136	29
Money market deposits	42,996	29	36,082	24
Savings and other domestic deposits	17,350	12	20,357	14
Core certificates of deposit (1)	12,372	8	4,324	3
Total core deposits:	144,206	97	142,141	96
Other domestic deposits of $250,000 or more	446	—	220	—
Negotiable CDs, brokered and other deposits	4,215	3	5,553	4
Total deposits	$148,867	100%	$147,914	100%

Total core deposits:
Commercial	$61,379	43%	$64,107	45%
Consumer	82,827	57	78,034	55
Total core deposits	$144,206	100%	$142,141	100%

Total deposits (insured/uninsured):
Insured deposits	$104,183	70%	$100,631	68%
Uninsured deposits (2)	44,684	30	47,283	32
Total deposits	$148,867	100%	$147,914	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
(2)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of September 30, 2023, the Bank Call Report uninsured deposit balance was $49.1 billion, which includes $4.5 billion of inter-company deposits. As of December 31, 2022, the Bank Call Report uninsured deposit balance was $84.6 billion, which includes $37.3 billion of inter-company deposits.
Cash and cash equivalents were $11.4 billion and $6.7 billion at September 30, 2023 and December 31, 2022, respectively. The $4.7 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to support short-term liquidity.
28 Huntington Bancshares Incorporated

Total investment securities were $38.1 billion at September 30, 2023, compared to $40.5 billion at December 31, 2022. The $2.4 billion decrease in securities compared to December 31, 2022, was primarily due to runoff during the period. At September 30, 2023, the duration of the investment securities portfolio was 4.5 years, or 3.6 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At September 30, 2023, investment securities with market value of $5.2 billion were unpledged.
Sources of wholesale funding include other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $18.2 billion at September 30, 2023, compared to $17.5 billion at December 31, 2022. The increase from year-end is primarily due to increases in long-term FHLB borrowings and senior notes, partially offset by decreases in negotiable CDs, brokered and other deposits, and short-term FHLB borrowings.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At September 30, 2023, these core deposits funded 77% of total assets (119% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through core deposits and cash and cash equivalents, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale.
The Bank maintains borrowing capacity at both the FHLB and the Federal Reserve secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding, however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. At September 30, 2023, the Bank’s available contingent borrowing capacity at the FHLB and Federal Reserve totaled $79.9 billion, compared to $53.5 billion at December 31, 2022. The increase reflects our optimization of contingent borrowing capacity through the pledge of incremental assets. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
Following the first quarter 2023 bank failures, the Federal Reserve Bank established the Bank Term Funding Program as an additional source of available liquidity to support depository institutions through pledging qualifying assets as collateral. The Bank has taken steps to support readiness but has not participated through September 30, 2023.
At September 30, 2023, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had $4.1 billion and $3.5 billion at September 30, 2023 and December 31, 2022 in cash and cash equivalents, respectively.
On October 18, 2023, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on January 2, 2024, to shareholders of record on December 18, 2023. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on October 18, 2023, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G, Series H, and Series J Preferred Stock dividend payable on January 16, 2024 to shareholders of record on January 1, 2024. On September 12, 2023, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on December 1, 2023 to shareholders of record on November 15, 2023. Total cash demands required for preferred stock dividends are expected to be approximately $38 million per quarter.
During the first nine months of 2023, the Bank paid preferred and common dividends to the parent company of $34 million and $1.4 billion, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities.
2023 3Q Form 10-Q 29

At September 30, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
30 Huntington Bancshares Incorporated

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
The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the periods presented:

Table 18 - Regulatory Capital Data (1)
(dollar amounts in millions)		At September 30, 2023	At December 31, 2022
Total risk-weighted assets	Consolidated	$140,688	$141,940
	Bank	140,738	141,571
CET1 risk-based capital	Consolidated	14,211	13,290
	Bank	14,574	14,133
Tier 1 risk-based capital	Consolidated	16,705	15,467
	Bank	15,785	15,334
Tier 2 risk-based capital	Consolidated	3,141	3,106
	Bank	2,350	2,313
Total risk-based capital	Consolidated	19,846	18,573
	Bank	18,135	17,647
CET1 risk-based capital ratio	Consolidated	10.10%	9.36%
	Bank	10.36	9.98
Tier 1 risk-based capital ratio	Consolidated	11.87	10.90
	Bank	11.22	10.83
Total risk-based capital ratio	Consolidated	14.11	13.09
	Bank	12.89	12.47
Tier 1 leverage ratio	Consolidated	9.43	8.60
	Bank	8.53	8.54
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of September 30, 2023 and December 31, 2022, we have phased in 50% and 25%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.
At September 30, 2023, at both the consolidated and Bank level, we maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. The increase in the consolidated CET1 risk-based capital ratio, compared to the prior year end, was primarily driven by current period earnings and a decline in risk-weighted assets, partially offset by dividends and the CECL transitional amount.
2023 3Q Form 10-Q 31

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
Shareholders’ equity totaled $18.5 billion at September 30, 2023, an increase of $752 million, or 4%, when compared with December 31, 2022. The increase was primarily driven by earnings, net of dividends, and the issuance of perpetual preferred stock, partially offset by accumulated other comprehensive loss driven by changes in interest rates.
Huntington is authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. Huntington’s SCB requirement associated with its 2022 Capital Plan is 3.3%, effective for the period of October 1, 2022 through September 30, 2023. On April 5, 2023, Huntington submitted its 2023 Capital Plan to the Federal Reserve for supervisory review. By notice dated June 28, 2023, the Federal Reserve informed Huntington that its indicative SCB requirement associated with its 2023 Capital Plan is 3.2%, effective for the period of October 1, 2023 through September 30, 2024. Although we were not subject to the Federal Reserve’s 2023 supervisory stress test, our indicative SCB was updated for 2023 based on the dividend add-on component of the SCB.
Share Repurchases
From time to time, our Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board of Directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations.
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the nine months ended September 30, 2023, we repurchased no shares of common stock under the current repurchase authorization. As part of the 2023 capital plan and our current expectation that organic capital will be used for funding loan and lease growth and proposed changes to regulatory capital requirements, we do not expect to utilize the share repurchase program through 2024. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
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
32 Huntington Bancshares Incorporated

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
2023 3Q Form 10-Q 33

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
Capital Markets delivers corporate risk management, institutional sales and trading, debt and equity issuance, and additional advisory services.
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
Net Income by Business Segment
Net income by business segment for the nine-month periods ending September 30, 2023 and September 30, 2022 is presented in the following table:

Table 19 - Net Income by Business Segment
	Nine months ended September 30,
(dollar amounts in millions)	2023	2022
Consumer & Regional Banking	$1,617	$670
Commercial Banking	1,002	803
Treasury / Other	(911)	120
Net income attributable to Huntington	$1,708	$1,593
34 Huntington Bancshares Incorporated

Consumer & Regional Banking

Table 20 - Key Performance Indicators for Consumer & Regional Banking
	Nine months ended September 30,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$3,569	$2,237	$1,332	60%
Provision for credit losses	192	189	3	2
Noninterest income	953	979	(26)	(3)
Noninterest expense	2,283	2,179	104	5
Provision for income taxes	430	178	252	142%
Net income attributable to Huntington	$1,617	$670	$947	141%
Number of employees (average full-time equivalent)	11,673	12,002	(329)	(3)%
Total average assets	$70,791	$68,967	$1,824	3
Total average loans/leases	64,914	62,558	2,356	4
Total average deposits	105,019	106,025	(1,006)	(1)
Net interest margin	4.47%	2.77%	1.70%	61
NCOs	$106	$85	$21	25
NCOs as a % of average loans and leases	0.22%	0.18%	0.04%	22
Total assets under management (in billions)—eop	$22.3	$20.2	$2.1	10
Total trust assets (in billions)—eop	163.4	138.2	25.2	18
Consumer & Regional Banking reported net income of $1.6 billion in the nine-month period of 2023, an increase of $947 million, or 141%, compared to the year-ago period. Segment net interest income increased $1.3 billion, or 60%, primarily due to a 170 basis point increase in NIM driven by the higher rate environment and a $2.4 billion, or 4%, increase in average loans and leases. Noninterest income decreased $26 million, or 3%, primarily due to decreases in service charges primarily reflecting the impact from program changes, lower mortgage banking income primarily reflecting lower salable volume, and in gain on sale of loans resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination, partially offset by a $57 million gain on the sale of our RPS business and an increase in card and payment processing income. Noninterest expense increased $104 million, or 5%, primarily due to gains from branch sales in the nine-month period of 2022, in addition to increases in personnel expense, deposit and other insurance expense, and overhead allocations.

Commercial Banking

Table 21 - Key Performance Indicators for Commercial Banking
	Nine months ended September 30,		Change
(dollar amounts in millions)	2023	2022	Amount	Percent
Net interest income	$1,722	$1,327	$395	30%
Provision for credit losses	84	9	75	NM
Noninterest income	479	470	9	2
Noninterest expense	830	763	67	9
Provision for income taxes	270	215	55	26
Income attributable to non-controlling interest	15	7	8	114%
Net income attributable to Huntington	$1,002	$803	$199	25%
Number of employees (average full-time equivalent)	2,258	2,079	179	9%
Total average assets	$64,184	$58,699	$5,485	9
Total average loans/leases	55,719	51,185	4,534	9
Total average deposits	36,242	34,269	1,973	6
Net interest margin	3.95%	3.29%	0.66%	20
NCOs	$73	$(13)	$86	NM
NCOs as a % of average loans and leases	0.17%	(0.03)%	0.20%	NM
2023 3Q Form 10-Q 35

Commercial Banking reported net income of $1.0 billion in the nine-month period of 2023, compared to $803 million in the year-ago period. Segment net interest income increased $395 million, or 30%, primarily due to a 66 basis point increase in NIM, driven by the higher rate environment resulting in an increase in spreads and an increase in average loans and leases, partially offset by an increase in average deposits. The provision for credit losses increased $75 million, due to a combination of coverage level builds in the commercial real estate portfolio and C&I loan growth during 2023. Noninterest income increased $9 million, or 2%, primarily due to increases in capital markets fees, primarily due to higher advisory fees supported by the impact of the Capstone Partners acquisition, partially offset by lower interest rate derivative and syndication fees, and in trust and investment management services. Partially offsetting these increases was a decrease in service charges on deposit accounts. Noninterest expense increased $67 million, or 9%, primarily due to an increase in personnel costs reflecting the impact of the Capstone Partners acquisition and an increase in average full-time equivalent employees, partially offset by lower lease financing equipment depreciation, equipment expense, and outside data and other processing services.
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
Treasury / Other reported a net loss of $911 million in the nine-month period of 2023, a decrease of $1.0 billion, compared to the year-ago period, driven by a decrease in net interest income, partially offset by a decrease in provision for income tax. Treasury / Other net interest income decreased $1.4 billion, primarily due to an increase in FTP credit rates on deposits allocated to the business segments.
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
2023 3Q Form 10-Q 37

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
Allowance for Credit Losses
Our ACL at September 30, 2023 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments.
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
38 Huntington Bancshares Incorporated

However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates persisting inflation concerns at the Federal Reserve causing the federal funds rate to remain elevated through fourth quarter of 2023, ongoing banking industry uncertainty and the tightening of lending standards. Increased geopolitical tensions between China and Taiwan impact the supply chain for semiconductors. The threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion lasts longer than in the baseline scenario further impacting the supply chain. The combination of elevated inflation, banking industry uncertainty, increasing supply chain shortages, political tensions and the federal funds rate remaining elevated cause the stock market to fall. The economy falls into a recession in the fourth quarter of 2023. In response to the recession, the Federal Reserve starts lowering the federal funds rate in the first quarter of 2024 with significant rate reductions by the end of 2024. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 5.5% and 7.8% at the end of 2023 and 2024, respectively. This forecast reflects unemployment rates that are approximately 1.8% and 3.6% higher than baseline scenario projections of 3.7% and 4.2%, respectively, for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at September 30, 2023, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.1 billion at September 30, 2023. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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

2023 3Q Form 10-Q 39

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets
(Unaudited)

	At September 30,	At December 31,
(dollar amounts in millions)	2023	2022
Assets
Cash and due from banks	$1,602	$1,796
Interest-bearing deposits at Federal Reserve Bank	9,833	4,908
Interest-bearing deposits in banks	258	214
Trading account securities	121	19
Available-for-sale securities	21,863	23,423
Held-to-maturity securities	16,148	17,052
Other securities	718	854
Loans held for sale (includes $601 and $520 respectively, measured at fair value)(1)	603	529
Loans and leases (includes $175 and $185 respectively, measured at fair value)(1)	120,853	119,523
Allowance for loan and lease losses	(2,208)	(2,121)
Net loans and leases	118,645	117,402
Bank owned life insurance	2,757	2,753
Accrued income and other receivables	1,496	1,573
Premises and equipment	1,096	1,156
Goodwill	5,561	5,571
Servicing rights and other intangible assets	718	712
Other assets	5,231	4,944
Total assets	$186,650	$182,906
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$31,666	$38,242
Interest-bearing	117,201	109,672
Total deposits	148,867	147,914
Short-term borrowings	681	2,027
Long-term debt	12,822	9,686
Other liabilities	5,750	5,510
Total liabilities	168,120	165,137
Commitments and Contingent Liabilities (Note 15)
Shareholders’ Equity
Preferred stock	2,484	2,167
Common stock	15	14
Capital surplus	15,363	15,309
Less treasury shares, at cost	(91)	(80)
Accumulated other comprehensive income (loss)	(3,622)	(3,098)
Retained earnings	4,334	3,419
Total Huntington shareholders’ equity	18,483	17,731
Non-controlling interest	47	38
Total equity	18,530	17,769
Total liabilities and equity	$186,650	$182,906
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,448,075,093	1,443,068,036
Treasury shares outstanding	7,391,874	6,322,052
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	882,500	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 12 “Fair Values of Assets and Liabilities”.
See Notes to Unaudited Consolidated Financial Statements
40 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2023	2022	2023	2022
Interest and fee income:
Loans and leases	$1,764	$1,268	$5,022	$3,350
Available-for-sale securities
Taxable	259	165	743	378
Tax-exempt	29	20	78	52
Held-to-maturity securities—taxable	99	95	303	251
Other securities—taxable	19	7	40	18
Other	143	34	380	66
Total interest income	2,313	1,589	6,566	4,115
Interest expense:
Deposits	713	92	1,689	128
Short-term borrowings	17	22	151	36
Long-term debt	215	71	603	140
Total interest expense	945	185	2,443	304
Net interest income	1,368	1,404	4,123	3,811
Provision for credit losses	99	106	276	198
Net interest income after provision for credit losses	1,269	1,298	3,847	3,613
Service charges on deposit accounts	97	93	267	295
Card and payment processing income	103	96	298	278
Capital markets fees	49	73	165	169
Trust and investment management services	62	60	192	188
Mortgage banking income	27	26	86	119
Leasing revenue	32	29	83	91
Insurance income	31	28	95	86
Gain on sale of loans	2	15	13	55
Bank owned life insurance income	18	13	50	41
Net (losses) gains on sales of securities	—	—	(4)	—
Other noninterest income	88	65	271	160
Total noninterest income	509	498	1,516	1,482
Personnel costs	622	614	1,884	1,771
Outside data processing and other services	149	145	448	463
Equipment	65	60	193	202
Net occupancy	67	63	181	185
Marketing	29	24	86	69
Professional services	27	18	64	56
Deposit and other insurance expense	25	15	68	53
Amortization of intangibles	12	13	38	40
Lease financing equipment depreciation	6	11	22	36
Other noninterest expense	88	90	242	249
Total noninterest expense	1,090	1,053	3,226	3,124
Income before income taxes	688	743	2,137	1,971
Provision for income taxes	136	146	414	371
Income after income taxes	552	597	1,723	1,600
Income attributable to non-controlling interest	5	3	15	7
Net income attributable to Huntington	547	594	1,708	1,593
Dividends on preferred shares	37	29	106	85
Net income applicable to common shares	$510	$565	$1,602	$1,508
Average common shares—basic	1,447,993	1,442,591	1,445,878	1,440,740
Average common shares—diluted	1,467,611	1,465,083	1,467,537	1,464,234
Per common share:
Net income—basic	$0.35	$0.39	$1.11	$1.05
Net income—diluted	0.35	0.39	1.09	1.03
See Notes to Unaudited Consolidated Financial Statements
2023 3Q Form 10-Q 41

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Net income attributable to Huntington	$547	$594	$1,708	$1,593
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	(633)	(971)	(529)	(2,970)
Net impact of fair value hedges on available-for-sale securities	67	250	34	705
Net change related to cash flow hedges on loans	(50)	(456)	(30)	(782)
Translation adjustments, net of hedges	(1)	(4)	—	(6)
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	3	1	6
Other comprehensive income (loss), net of tax	(616)	(1,178)	(524)	(3,047)
Comprehensive income (loss) attributable to Huntington	(69)	(584)	1,184	(1,454)
Comprehensive income attributed to non-controlling interest	5	3	15	7
Comprehensive income (loss)	$(64)	$(581)	$1,199	$(1,447)
See Notes to Unaudited Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling	Total
	Amount	Shares	Amount		Shares	Amount				Interest	Equity
Three months ended September 30, 2023
Balance, beginning of period	$2,484	1,455,312	$15	$15,335	(7,430)	$(92)	$(3,006)	$4,052	$18,788	$50	$18,838
Net income								547	547	5	552
Other comprehensive income (loss), net of tax							(616)		(616)		(616)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(37)	(37)		(37)
Recognition of the fair value of share-based compensation				26					26		26
Other share-based compensation activity		155	—	2				—	2		2
Other				—	38	1	—	—	1	(8)	(7)
Balance, end of period	$2,484	1,455,467	$15	$15,363	(7,392)	$(91)	$(3,622)	$4,334	$18,483	$47	$18,530

Three months ended September 30, 2022
Balance, beginning of period	$2,167	1,448,885	$14	$15,261	(6,691)	$(85)	$(2,098)	$2,691	$17,950	$29	$17,979
Net income								594	594	3	597
Other comprehensive (loss) income, net of tax							(1,178)		(1,178)		(1,178)
Cash dividends declared:
Common ($0.155 per share)								(227)	(227)		(227)
Preferred								(29)	(29)		(29)
Recognition of the fair value of share-based compensation				19					19		19
Other share-based compensation activity		191	—	2				—	2		2
Other				—	349	5		—	5	3	8
Balance, end of period	$2,167	1,449,076	$14	$15,282	(6,342)	$(80)	$(3,276)	$3,029	$17,136	$35	$17,171
See Notes to Unaudited Consolidated Financial Statements

2023 3Q Form 10-Q 43

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Nine months ended September 30, 2023
Balance, beginning of period	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								1,708	1,708	15	1,723
Other comprehensive income (loss), net of tax							(524)		(524)		(524)
Net proceeds from issuance of Series J Preferred Stock	317								317		317
Cash dividends declared:
Common ($0.465 per share)								(683)	(683)		(683)
Preferred								(106)	(106)		(106)
Recognition of the fair value of share-based compensation				73					73		73
Other share-based compensation activity		6,077	1	(19)				(4)	(22)		(22)
Other				—	(1,070)	(11)	—	—	(11)	(6)	(17)
Balance, end of period	$2,484	1,455,467	$15	$15,363	(7,392)	$(91)	$(3,622)	$4,334	$18,483	$47	$18,530

Nine months ended September 30, 2022
Balance, beginning of period	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								1,593	1,593	7	1,600
Other comprehensive income (loss), net of tax							(3,047)		(3,047)		(3,047)
Cash dividends declared:
Common ($0.465 per share)								(681)	(681)		(681)
Preferred								(85)	(85)		(85)
Recognition of the fair value of share-based compensation				82					82		82
Other share-based compensation activity		5,036	—	(22)				—	(22)		(22)
Other				—	(44)	(1)		—	(1)	7	6
Balance, end of period	$2,167	1,449,076	$14	$15,282	(6,342)	$(80)	$(3,276)	$3,029	$17,136	$35	$17,171
See Notes to Unaudited Consolidated Financial Statements
44 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(dollar amounts in millions)	2023	2022
Operating activities
Net income	$1,723	$1,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	276	198
Depreciation and amortization	558	355
Share-based compensation expense	73	82
Deferred income tax expense	12	164
Net change in:
Trading account securities	(102)	15
Loans held for sale	(159)	464
Other assets	(915)	(1,109)
Other liabilities	289	893
Other, net	4	8
Net cash provided by operating activities	1,759	2,670
Investing activities
Change in interest bearing deposits in banks	(24)	287
Net cash paid from business combinations	—	(223)
Proceeds from:
Maturities and calls of available-for-sale securities	1,743	3,298
Maturities and calls of held-to-maturity securities	1,132	2,306
Maturities and calls of other securities	596	829
Sales of available-for-sale securities	738	—
Sales of other securities	143	9
Purchases of available-for-sale securities	(1,710)	(6,365)
Purchases of held-to-maturity securities	(255)	(2,845)
Purchases of other securities	(603)	(1,009)
Net proceeds from sales of portfolio loans and leases	355	937
Principal payments received under direct finance and sales-type leases	1,411	1,389
Net loan and lease activity, excluding sales and purchases	(3,273)	(8,375)
Purchases of premises and equipment	(80)	(165)
Purchases of loans and leases	(52)	(569)
Net accrued income and other receivables activity	126	96
Other, net	65	54
Net cash (used in) provided by investing activities	312	(10,346)
Financing activities
Increase in deposits	953	3,050
Increase (decrease) in short-term borrowings	(1,066)	783
Net proceeds from issuance of long-term debt	14,897	5,379
Maturity/redemption of long-term debt	(11,632)	(1,902)
Dividends paid on preferred stock	(97)	(84)
Dividends paid on common stock	(674)	(673)
Net proceeds from issuance of preferred stock	317	—
Other, net	(38)	(23)
Net cash provided by financing activities	2,660	6,530
Increase (decrease) in cash and cash equivalents	4,731	(1,146)
Cash and cash equivalents at beginning of period	6,704	5,522
Cash and cash equivalents at end of period	$11,435	$4,376
2023 3Q Form 10-Q 45

	Nine months ended September 30,
(dollar amounts in millions)	2023	2022
Supplemental disclosures:
Interest paid	$2,342	$269
Income taxes (received) paid	6	(113)
Non-cash activities
Loans transferred to held-for-sale from portfolio	336	764
Loans transferred to portfolio from held-for-sale	18	65
Transfer of securities from available-for-sale to held-to-maturity	—	4,225
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
2023 3Q Form 10-Q 47

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
The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category at September 30, 2023 and December 31, 2022:

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At September 30, 2023
Available-for-sale securities:
U.S. Treasury	$5	$—	$—	$5
Federal agencies:
Residential CMO	3,661	1	(531)	3,131
Residential MBS	13,445	—	(2,529)	10,916
Commercial MBS	2,544	—	(815)	1,729
Other agencies	168	—	(9)	159
Total U.S. Treasury, federal agency, and other agency securities	19,823	1	(3,884)	15,940
Municipal securities	3,702	1	(226)	3,477
Private-label CMO	133	—	(15)	118
Asset-backed securities	391	—	(40)	351
Corporate debt	2,209	109	(345)	1,973
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$26,262	$111	$(4,510)	$21,863

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,881	$—	$(839)	$4,042
Residential MBS	9,578	—	(1,691)	7,887
Commercial MBS	1,580	—	(300)	1,280
Other agencies	107	—	(9)	98
Total federal agency and other agency securities	16,146	—	(2,839)	13,307
Municipal securities	2	—	—	2
Total held-to-maturity securities	$16,148	$—	$(2,839)	$13,309

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$156	$—	$—	$156
Federal Reserve Bank stock	517	—	—	517
Equity securities	15	—	—	15
Other securities, at fair value:
Mutual funds	29	—	—	29
Equity securities	1	—	—	1
Total other securities	$718	$—	$—	$718
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At September 30, 2023, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $70 million and $37 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $916 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2023 3Q Form 10-Q 49

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
50 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity at September 30, 2023 and December 31, 2022. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At September 30, 2023		At December 31, 2022
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$434	$425	$518	$511
After 1 year through 5 years	2,636	2,437	2,182	2,033
After 5 years through 10 years	2,537	2,321	3,106	2,814
After 10 years	20,655	16,680	21,297	18,065
Total available-for-sale securities	$26,262	$21,863	$27,103	$23,423

Held-to-maturity securities:
Under 1 year	$1	$1	$—	$—
After 1 year through 5 years	52	49	72	68
After 5 years through 10 years	72	66	71	66
After 10 years	16,023	13,193	16,909	14,620
Total held-to-maturity securities	$16,148	$13,309	$17,052	$14,754
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at September 30, 2023 and December 31, 2022:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2023
Available-for-sale securities:
Federal agencies:
Residential CMO	$544	$(16)	$2,587	$(515)	$3,131	$(531)
Residential MBS	456	(21)	10,461	(2,508)	10,917	(2,529)
Commercial MBS	—	—	1,729	(815)	1,729	(815)
Other agencies	16	—	73	(9)	89	(9)
Total federal agency and other agency securities	1,016	(37)	14,850	(3,847)	15,866	(3,884)
Municipal securities	713	(29)	2,665	(197)	3,378	(226)
Private-label CMO	—	—	95	(15)	95	(15)
Asset-backed securities	—	—	351	(40)	351	(40)
Corporate debt	—	—	1,973	(345)	1,973	(345)
Total temporarily impaired available-for-sale securities	$1,729	$(66)	$19,934	$(4,444)	$21,663	$(4,510)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$561	$(16)	$3,481	$(823)	$4,042	$(839)
Residential MBS	150	(7)	7,737	(1,684)	7,887	(1,691)
Commercial MBS	—	—	1,280	(300)	1,280	(300)
Other agencies	—	—	98	(9)	98	(9)
Total federal agency and other agency securities	711	(23)	12,596	(2,816)	13,307	(2,839)
Total temporarily impaired held-to-maturity securities	$711	$(23)	$12,596	$(2,816)	$13,307	$(2,839)
2023 3Q Form 10-Q 51

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,096	$(224)	$818	$(198)	$2,914	$(422)
Residential MBS	2,455	(286)	9,490	(1,804)	11,945	(2,090)
Commercial MBS	1,090	(249)	863	(363)	1,953	(612)
Other agencies	40	(1)	56	(8)	96	(9)
Total federal agency and other agency securities	5,681	(760)	11,227	(2,373)	16,908	(3,133)
Municipal securities	2,298	(174)	807	(64)	3,105	(238)
Private-label CMO	64	(13)	43	(5)	107	(18)
Asset-backed securities	174	(10)	199	(34)	373	(44)
Corporate debt	727	(105)	1,487	(280)	2,214	(385)
Total temporarily impaired available-for-sale securities	$8,944	$(1,062)	$13,763	$(2,756)	$22,707	$(3,818)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,702	$(238)	$2,283	$(476)	$3,985	$(714)
Residential MBS	4,151	(462)	4,711	(913)	8,862	(1,375)
Commercial MBS	1,201	(154)	247	(50)	1,448	(204)
Other agencies	124	(9)	—	—	124	(9)
Total federal agency and other agency securities	7,178	(863)	7,241	(1,439)	14,419	(2,302)
Total temporarily impaired held-to-maturity securities	$7,178	$(863)	$7,241	$(1,439)	$14,419	$(2,302)
At September 30, 2023 and December 31, 2022, the carrying value of investment securities pledged: (i) to secure certain uninsured deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and (ii) to support borrowing capacity totaled $32.6 billion and $26.9 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2023 or December 31, 2022. At September 30, 2023, all HTM debt securities are considered investment grade. In addition, there were no HTM debt securities considered past due at September 30, 2023.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2023, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of September 30, 2023 or December 31, 2022. A $4 million charge-off was recognized during the 2022 first quarter for one municipal bond classified as an AFS debt security.
52 Huntington Bancshares Incorporated

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2023 and December 31, 2022.

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
Commercial loan and lease portfolio:
Commercial and industrial	$49,422	$48,121
Commercial real estate	12,668	13,640
Lease financing	5,161	5,252
Total commercial loan and lease portfolio	67,251	67,013
Consumer loan portfolio:
Residential mortgage	23,427	22,226
Automobile	12,724	13,154
Home equity	10,118	10,375
RV and marine	5,937	5,376
Other consumer	1,396	1,379
Total consumer loan portfolio	53,602	52,510
Total loans and leases (1)(2)	120,853	119,523
Allowance for loan and lease losses	(2,208)	(2,121)
Net loans and leases	$118,645	$117,402
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net (discount) premium of $(150) million and $3 million at September 30, 2023 and December 31, 2022, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at September 30, 2023, was $323 million and $209 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2022, was $274 million and $186 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category at September 30, 2023 and December 31, 2022.

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
Lease payments receivable	$4,867	$4,916
Estimated residual value of leased assets	805	788
Gross investment in lease financing receivables	5,672	5,704
Deferred origination costs	53	46
Deferred fees, unearned income and other	(564)	(498)
Total lease financing receivables	$5,161	$5,252
The carrying value of residual values guaranteed was $481 million and $466 million as of September 30, 2023 and December 31, 2022, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at September 30, 2023, totaled $4.9 billion and were due as follows: $813 million in 2023, $792 million in 2024, $722 million in 2025, $778 million in 2026, $764 million in 2027, and $998 million thereafter. Interest income recognized for these types of leases was $73 million and $41 million for the three-month periods ended September 30, 2023 and 2022, respectively. For the nine-month periods ended September 30, 2023 and 2022, interest income recognized for these types of leases was $211 million and $117 million, respectively.
2023 3Q Form 10-Q 53

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class at September 30, 2023 and December 31, 2022:

	At September 30, 2023		At December 31, 2022
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$48	$314	$49	$288
Commercial real estate	69	102	63	92
Lease financing	3	14	—	18
Residential mortgage	—	75	—	90
Automobile	—	4	—	4
Home equity	—	82	—	76
RV and marine	—	1	—	1
Total nonaccrual loans and leases	$120	$592	$112	$569
The following tables present an aging analysis of loans and leases, by class at September 30, 2023 and December 31, 2022:

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At September 30, 2023
Commercial and industrial	$45	$31	$81	$157	$49,265	$—	$49,422	$—
Commercial real estate	21	5	27	53	12,615	—	12,668	—
Lease financing	39	18	9	66	5,095	—	5,161	7	(2)
Residential mortgage	230	68	170	468	22,785	174	23,427	124	(3)
Automobile	81	20	11	112	12,612	—	12,724	8
Home equity	56	28	76	160	9,957	1	10,118	19
RV and marine	17	5	3	25	5,912	—	5,937	2
Other consumer	11	5	3	19	1,377	—	1,396	3
Total loans and leases	$500	$180	$380	$1,060	$119,618	$175	$120,853	$163
At December 31, 2022
Commercial and industrial	$53	$19	$108	$180	$47,941	$—	$48,121	$23	(4)
Commercial real estate	2	1	9	12	13,628	—	13,640	—
Lease financing	36	18	10	64	5,188	—	5,252	9	(2)
Residential mortgage	246	69	199	514	21,528	184	22,226	146	(3)
Automobile	88	20	11	119	13,035	—	13,154	9
Home equity	56	30	66	152	10,222	1	10,375	15
RV and marine	15	5	3	23	5,353	—	5,376	3
Other consumer	13	3	3	19	1,360	—	1,379	2
Total loans and leases	$509	$165	$409	$1,083	$118,255	$185	$119,523	$207
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include Huntington Technology Finance administrative lease delinquencies.
(3)Amounts include mortgage loans insured by U.S. government agencies.
(4)Amounts include SBA loans and leases.
54 Huntington Bancshares Incorporated

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
2023 3Q Form 10-Q 55

The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator at September 30, 2023 and December 31, 2022 respectively:

	At September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$12,138	$11,025	$4,096	$2,354	$1,381	$1,593	$13,929	$5	$46,521
OLEM	98	214	81	31	15	13	344	—	796
Substandard	306	324	193	159	151	230	732	—	2,095
Doubtful	9	1	—	—	—	—	—	—	10
Total Commercial and industrial	$12,551	$11,564	$4,370	$2,544	$1,547	$1,836	$15,005	$5	$49,422
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,200	$3,562	$2,050	$1,154	$1,294	$1,469	$533	$—	$11,262
OLEM	117	290	116	53	33	25	1	—	635
Substandard	152	234	103	18	133	115	16	—	771
Total Commercial real estate	$1,469	$4,086	$2,269	$1,225	$1,460	$1,609	$550	$—	$12,668
Lease financing
Credit Quality Indicator (1):
Pass	$1,449	$1,479	$933	$680	$298	$155	$—	$—	$4,994
OLEM	4	10	9	9	3	1	—	—	36
Substandard	8	49	38	13	14	8	—	—	130
Doubtful	—	—	1	—	—	—	—	—	1
Total Lease financing	$1,461	$1,538	$981	$702	$315	$164	$—	$—	$5,161
Residential mortgage
Credit Quality Indicator (2):
750+	$1,609	$3,972	$6,077	$3,330	$769	$2,253	$—	$—	$18,010
650-749	882	1,023	970	515	188	794	—	—	4,372
<650	54	72	81	64	86	514	—	—	871
Total Residential mortgage	$2,545	$5,067	$7,128	$3,909	$1,043	$3,561	$—	$—	$23,253
Automobile
Credit Quality Indicator (2):
750+	$1,993	$2,158	$1,709	$862	$457	$135	$—	$—	$7,314
650-749	1,250	1,423	1,007	426	205	78	—	—	4,389
<650	164	306	294	134	75	48	—	—	1,021
Total Automobile	$3,407	$3,887	$3,010	$1,422	$737	$261	$—	$—	$12,724
Home equity
Credit Quality Indicator (2):
750+	$322	$443	$530	$553	$18	$261	$4,490	$231	$6,848
650-749	99	103	68	59	7	105	2,046	231	2,718
<650	2	6	4	3	2	45	360	129	551
Total Home equity	$423	$552	$602	$615	$27	$411	$6,896	$591	$10,117
RV and marine
Credit Quality Indicator (2):
750+	$1,070	$1,007	$899	$616	$308	$647	$—	$—	$4,547
650-749	273	256	260	164	95	222	—	—	1,270
<650	4	13	22	19	15	47	—	—	120
Total RV and marine	$1,347	$1,276	$1,181	$799	$418	$916	$—	$—	$5,937
Other consumer
Credit Quality Indicator (2):
750+	$152	$89	$44	$22	$20	$53	$398	$3	$781
650-749	75	48	19	7	6	13	366	14	548
<650	4	6	3	1	2	1	37	13	67
Total Other consumer	$231	$143	$66	$30	$28	$67	$801	$30	$1,396
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
2023 3Q Form 10-Q 57

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Three months ended September 30, 2023
Commercial and industrial	$2	$21	$6	$6	$15	$1	$3	$—	$54
Commercial real estate	5	6	—	—	10	—	7	—	28
Lease Financing	—	3	—	—	—	—	—	—	3
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	1	5	3	1	1	1	—	—	12
Home equity	—	—	—	—	—	1	—	1	2
RV and marine	—	—	1	1	1	2	—	—	5
Other consumer	5	5	3	1	1	4	—	7	26
Total	$13	$40	$13	$9	$28	$10	$10	$8	$131
Nine months ended September 30, 2023
Commercial and industrial	$4	$39	$23	$13	$26	$11	$7	$1	$124
Commercial real estate	5	9	19	—	15	5	7	—	60
Lease Financing	—	3	1	1	—	1	—	—	6
Residential mortgage	—	—	1	—	—	3	—	—	4
Automobile	1	11	11	5	4	3	—	—	35
Home equity	—	—	—	—	—	1	1	4	6
RV and marine	—	1	2	2	2	5	—	—	12
Other consumer	8	18	11	4	4	10	—	20	75
Total	$18	$81	$68	$25	$51	$39	$15	$25	$322
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
58 Huntington Bancshares Incorporated

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
2023 3Q Form 10-Q 59

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended September 30, 2023
Commercial and industrial	$1	$147	$—	$1	$149	0.30%
Commercial real estate	—	52	—	4	56	0.44
Residential mortgage	—	15	—	1	16	0.07
Automobile	—	4	—	—	4	0.03
Home equity	—	—	—	3	3	0.03
Total loans to borrowers experiencing financial difficulty in which modifications were made	$1	$218	$—	$9	$228	0.19%
Nine months ended September 30, 2023
Commercial and industrial	$33	$291	$—	$4	$328	0.66%
Commercial real estate	—	138	—	4	142	1.12
Residential mortgage	—	50	2	3	55	0.23
Automobile	—	11	—	1	12	0.09
Home equity	—	1	—	8	9	0.09
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$34	$492	$2	$20	$548	0.45%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
60 Huntington Bancshares Incorporated

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended September 30, 2023
Commercial and industrial	10.56%	8.11%	1.0
Commercial real estate	13.78	9.12	0.6
Residential mortgage	6.98	5.14	8.4
Nine months ended September 30, 2023
Commercial and industrial	7.96%	7.25%	1.0
Commercial real estate	13.76	9.12	0.7
Residential mortgage	6.04	4.59	7.6
Automobile	6.53	6.18	2.0
Home equity	8.71	6.04	14.6
(1)     Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period.

	At September 30, 2023
	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
Commercial and industrial	$2	$1	$3	$6	$322	$328
Commercial real estate	—	5	1	6	136	142
Residential mortgage	10	5	7	22	33	55
Automobile	1	—	—	1	11	12
Home equity	—	—	1	1	8	9
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the nine months ended September 30, 2023	$13	$11	$12	$36	$512	$548
TDR Loans
The following provides additional disclosures previously required by ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, related to the three-month and nine-month period ended September 30, 2022.
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
2023 3Q Form 10-Q 61

The following table presents, by class and modification type, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month period ended September 30, 2022.

	New Troubled Debt Restructurings (1)
	Number of Contracts	Post-modification Outstanding Recorded Investment (2)
(dollar amounts in millions)		Interest rate reduction	Amortization or maturity date change	Chapter 7 bankruptcy	Other	Total
Three months ended September 30, 2022
Commercial and industrial	81	$39	$22	$—	$13	$74
Commercial real estate	7	5	10	—	—	15
Residential mortgage	184	—	25	1	—	26
Automobile	697	—	6	1	—	7
Home equity	54	—	1	—	—	1
RV and marine	31	—	1	1	—	2
Other consumer	38	—	—	—	—	—
Total new TDRs	1,092	$44	$65	$3	$13	$125
Nine months ended September 30, 2022
Commercial and industrial	222	$69	$37	$—	$14	$120
Commercial real estate	12	42	10	—	—	52
Residential mortgage	629	—	85	5	—	90
Automobile	1,791	—	13	2	—	15
Home equity	166	—	5	3	—	8
RV and marine	105	—	2	1	—	3
Other consumer	91	—	—	—	—	—
Total new TDRs	3,016	$111	$152	$11	$14	$288
(1)TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)Post-modification balances approximate pre-modification balances.
Pledged Loans
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB. As of September 30, 2023 and December 31, 2022, these borrowings and advances are secured by $101.5 billion and $70.9 billion, respectively, of loans.
62 Huntington Bancshares Incorporated

5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment for the three-month and nine-month periods ended September 30, 2023 and 2022.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended September 30, 2023
ALLL balance, beginning of period	$1,483	$694	$2,177
Loan and lease charge-offs	(85)	(46)	(131)
Recoveries of loans and leases previously charged-off	40	18	58
Provision for loan and lease losses	66	38	104
ALLL balance, end of period	$1,504	$704	$2,208
AULC balance, beginning of period	$78	$87	$165
Provision for unfunded lending commitments	(2)	(3)	(5)
AULC balance, end of period	$76	$84	$160
ACL balance, end of period	$1,580	$788	$2,368
Nine months ended September 30, 2023
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(190)	(132)	(322)
Recoveries of loans and leases previously charged-off	89	54	143
Provision for loan and lease losses	181	85	266
ALLL balance, end of period	$1,504	$704	$2,208
AULC balance, beginning of period	$71	$79	$150
Provision for unfunded lending commitments	5	5	10
AULC balance, end of period	$76	$84	$160
ACL balance, end of period	$1,580	$788	$2,368

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended September 30, 2022
ALLL balance, beginning of period	$1,342	$732	$2,074
Loan and lease charge-offs	(35)	(48)	(83)
Recoveries of loans and leases previously charged-off	20	19	39
Provision (benefit) for loan and lease losses	87	(7)	80
ALLL balance, end of period	$1,414	$696	$2,110
AULC balance, beginning of period	$53	$41	$94
Provision (benefit) for unfunded lending commitments	8	18	26
AULC balance, end of period	$61	$59	$120
ACL balance, end of period	$1,475	$755	$2,230
Nine months ended September 30, 2022
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(77)	(139)	(216)
Recoveries of loans and leases previously charged-off	83	62	145
Provision (benefit) for loan and lease losses	(54)	205	151
ALLL balance, end of period	$1,414	$696	$2,110
AULC balance, beginning of period	$41	$36	$77
Provision for unfunded lending commitments	20	23	43
AULC balance, end of period	$61	$59	$120
ACL balance, end of period	$1,475	$755	$2,230

At September 30, 2023, the ACL was $2.4 billion, an increase of $97 million compared to December 31, 2022.
2023 3Q Form 10-Q 63

The commercial ACL was $1.6 billion at September 30, 2023 and $1.5 billion at December 31, 2022. The increase of $85 million since year end was due to a combination of C&I loan growth and increased coverage levels in the commercial real estate portfolio during 2023.
The consumer ACL was $788 million, relatively flat compared to the December 31, 2022 balance of $776 million. The modest increase is attributable to loan and lease growth in the consumer portfolio.
The baseline economic scenario used in the September 30, 2023 ACL determination included the federal funds rate projected to peak in the third quarter of 2023 as the Federal Reserve continues to address inflation levels and tightness in the labor market. As a result, inflation is forecast to drop from an average of 4.1% in 2023 to 2.7% by 2024. However, unemployment is expected to gradually increase to a projected level of 4.2% by Q4 2024.
The economic scenarios used included elevated levels of economic uncertainty associated with geopolitical instability, high inflation readings, and the expected path of interest rate increases by the Federal Reserve. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2023 ACL included a general reserve that consists of various risk profile components to capture uncertainty not addressed within the quantitative transaction reserve.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Residential mortgage loans sold with servicing retained	$1,100	$1,310	$3,079	$4,557
Pretax gains resulting from above loan sales (1)	21	11	43	110
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Fair value, beginning of period	$505	$463	$494	$351
New servicing assets created	17	20	48	68
Change in fair value during the period due to:
Time decay (1)	(6)	(6)	(18)	(16)
Payoffs (2)	(7)	(8)	(18)	(29)
Changes in valuation inputs or assumptions (3)	38	17	41	112
Fair value, end of period	$547	$486	$547	$486
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at September 30, 2023, and December 31, 2022 follows:

	At September 30, 2023				At December 31, 2022
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	6.86%		$(13)	$(26)	7.05%		$(13)	$(25)
Spread over forward interest rate swap rates	557	bps	(12)	(24)	578	bps	(12)	(22)
64 Huntington Bancshares Incorporated

Total servicing, late and other ancillary fees included in mortgage banking income was $25 million and $23 million for the three-month periods ended September 30, 2023 and 2022, respectively. Total servicing, late and other ancillary fees included in mortgage banking income was $72 million and $68 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $33 billion and $32.4 billion at September 30, 2023 and December 31, 2022, respectively.
7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following at September 30, 2023 and December 31, 2022, respectively:

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
Federal funds purchased and securities sold under agreements to repurchase	$656	$253
FHLB advances	—	1,700
Other borrowings	25	74
Total short-term borrowings	$681	$2,027
Huntington’s long-term debt consisted of the following at September 30, 2023 and December 31, 2022, respectively:

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
The Parent Company:
Senior Notes	$4,116	$3,005
Subordinated Notes	730	975
Total notes issued by the parent	4,846	3,980
The Bank:
Senior Notes	4,114	4,272
Subordinated Notes	651	651
Total notes issued by the bank	4,765	4,923
FHLB Advances (1)	2,707	211
Other	504	572
Total long-term debt	$12,822	$9,686
(1)    4.21% weighted average rate, varying maturities greater than one year.
During the 2023 third quarter, Huntington issued $1.3 billion of fixed-to-floating senior notes. The fixed-to-floating senior notes are due August 21, 2029 and bear an initial fixed interest rate of 6.208%. Commencing August 21, 2028, the interest rate will reset to a floating rate equal to a benchmark rate based on the Compounded SOFR Index Rate plus 202 basis points.
2023 3Q Form 10-Q 65

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI for the three-month and nine-month periods ended September 30, 2023 and 2022, were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended September 30, 2023
Unrealized gains (losses) on available-for-sale securities arising during the period	$(826)	$190	$(636)
Reclassification adjustment for realized net losses included in net income	3	—	3
Total unrealized gains (losses) on available-for-sale securities	(823)	190	(633)
Net impact of fair value hedges on available-for-sale securities	87	(20)	67
Unrealized gains (losses) on cash flow hedges during the period	(119)	28	(91)
Reclassification adjustment for cash flow hedges included in net income	67	(26)	41
Net change related to cash flow hedges on loans	(52)	2	(50)
Foreign currency translation adjustment (1)	(6)	—	(6)
Net unrealized gains (losses) on net investment hedges	5	—	5
Translation adjustments, net of hedges (1)	(1)	—	(1)
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income (loss)	$(788)	$172	$(616)
Three months ended September 30, 2022
Unrealized losses on available-for-sale securities arising during the period	$(1,265)	$291	$(974)
Reclassification adjustment for realized net losses included in net income	4	(1)	3
Total unrealized losses on available-for-sale securities	(1,261)	290	(971)
Net impact of fair value hedges on available-for-sale securities	325	(75)	250
Net change related to cash flow hedges on loans	(591)	135	(456)
Translation adjustments, net of hedges (1)	(4)	—	(4)
Change in accumulated unrealized gains for pension and other post-retirement obligations	3	—	3
Other comprehensive income (loss)	$(1,528)	$350	$(1,178)
Nine months ended September 30, 2023
Unrealized gains (losses) on available-for-sale securities arising during the period	$(729)	$168	$(561)
Reclassification adjustment for realized net losses included in net income	41	(9)	32
Total unrealized gains (losses) on available-for-sale securities	(688)	159	(529)
Net impact of fair value hedges on available-for-sale securities	44	(10)	34
Unrealized gains (losses) on cash flow hedging relationships arising during the period	(154)	40	(114)
Reclassification adjustment for cash flow hedges included in net income	113	(29)	84
Net change related to cash flow hedges	(41)	11	(30)
Translation adjustments, net of hedges (1)	—	—	—
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income (loss)	$(684)	$160	$(524)
Nine months ended September 30, 2022
Unrealized losses on available-for-sale securities arising during the period	$(3,952)	$909	$(3,043)
Reclassification adjustment for realized net losses included in net income	95	(22)	73
Total unrealized losses on available-for-sale securities	(3,857)	887	(2,970)
Net impact of fair value hedges on available-for-sale securities	917	(212)	705
Net change related to cash flow hedges	(1,012)	230	(782)
Translation adjustments, net of hedges (1)	(6)	—	(6)
Change in accumulated unrealized gains for pension and other post-retirement obligations	8	(2)	6
Other comprehensive income (loss)	$(3,950)	$903	$(3,047)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
66 Huntington Bancshares Incorporated

Activity in accumulated OCI for the three-month and nine-month periods ended September 30, 2023 and 2022, were as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities (1)	Net impact of fair value hedges on available-for-sale securities	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Three months ended September 30, 2023
Balance, beginning of period	$(2,898)	$721	$(612)	$(7)	$(210)	$(3,006)
Other comprehensive income (loss) before reclassifications	(636)	67	(91)	(1)	—	(661)
Amounts reclassified from accumulated OCI to earnings	3	—	41	—	1	45
Period change	(633)	67	(50)	(1)	1	(616)
Balance, end of period	$(3,531)	$788	$(662)	$(8)	$(209)	$(3,622)
Three months ended September 30, 2022
Balance, beginning of period	$(2,152)	$544	$(263)	$(5)	$(222)	$(2,098)
Other comprehensive income (loss) before reclassifications	(974)	250	(456)	(4)	—	(1,184)
Amounts reclassified from accumulated OCI to earnings	3	—	—	—	3	6
Period change	(971)	250	(456)	(4)	3	(1,178)
Balance, end of period	$(3,123)	$794	$(719)	$(9)	$(219)	$(3,276)
Nine months ended September 30, 2023
Balance, beginning of period	$(3,002)	$754	$(632)	$(8)	$(210)	$(3,098)
Other comprehensive income (loss) before reclassifications	(561)	34	(114)	—	—	(641)
Amounts reclassified from accumulated OCI to earnings	32		84	—	1	117
Period change	(529)	34	(30)	—	1	(524)
Balance, end of period	$(3,531)	$788	$(662)	$(8)	$(209)	$(3,622)
Nine months ended September 30, 2022
Balance, beginning of period	$(153)	$89	$63	$(3)	$(225)	$(229)
Other comprehensive income (loss) before reclassifications	(3,043)	705	(782)	(6)	—	(3,126)
Amounts reclassified from accumulated OCI to earnings	73	—	—	—	6	79
Period change	(2,970)	705	(782)	(6)	6	(3,047)
Balance, end of period	$(3,123)	$794	$(719)	$(9)	$(219)	$(3,276)
(1)AOCI amounts at September 30, 2023 and September 30, 2022 include $60 million and $69 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
2023 3Q Form 10-Q 67

9. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	At September 30, 2023	At December 31, 2022
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$23	$23
Series E (4)	2/27/2018	5,000	Variable (5)	4/15/2023	495	495
Series F (4)	5/27/2020	5,000	5.625	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (6)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	—
Total		882,500			$2,484	$2,167
(1)     Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)     Series B, H, and J preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)    Series B dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 270 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-mo. LIBOR + 270 bps.
(4)     Series E, F, and G preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)    Series E dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 288 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-mo. LIBOR +288 bps.
(6)     Series I preferred stock has a liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of Preferred shares for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Three months ended September 30,				Nine months ended September 30,
(amounts in millions, except per share data)	2023		2022		2023		2022
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	$20.67	$(1)	$16.95	$—	$59.39	$(2)	$39.34	$—
Series E	2,112.39	(11)	1,425.00	(7)	5,572.46	(28)	4,275.00	(21)
Series F	1,406.25	(7)	1,406.25	(7)	4,218.75	(21)	4,218.75	(21)
Series G	1,112.50	(5)	1,112.50	(6)	3,337.50	(17)	3,337.50	(18)
Series H	11.25	(5)	11.25	(6)	33.75	(17)	33.75	(18)
Series I	356.25	(2)	356.25	(3)	1,068.75	(7)	1,068.75	(7)
Series J	17.19	(6)	—	—	41.83	(14)	—	—
Total		$(37)		$(29)		$(106)		$(85)
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
68 Huntington Bancshares Incorporated

The calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2023	2022	2023	2022
Basic earnings per common share:
Net income attributable to Huntington	$547	$594	$1,708	$1,593
Preferred stock dividends	37	29	106	85
Net income available to common shareholders	$510	$565	$1,602	$1,508
Average common shares issued and outstanding	1,447,993	1,442,591	1,445,878	1,440,740
Basic earnings per common share	$0.35	$0.39	$1.11	$1.05
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options and restricted stock units and awards	12,183	16,064	14,670	17,078
Shares held in deferred compensation plans	7,435	6,428	6,989	6,416
Average dilutive potential common shares	19,618	22,492	21,659	23,494
Total diluted average common shares issued and outstanding	1,467,611	1,465,083	1,467,537	1,464,234
Diluted earnings per common share	$0.35	$0.39	$1.09	$1.03
Anti-dilutive awards (1)	11,736	7,121	11,188	5,565
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

(dollar amounts in millions)	Three months ended September 30,		Nine months ended September 30,
Noninterest income	2023	2022	2023	2022
Noninterest income from contracts with customers	$338	$345	$1,047	$975
Noninterest income within the scope of other GAAP topics	171	153	469	507
Total noninterest income	$509	$498	$1,516	$1,482
2023 3Q Form 10-Q 69

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 16 “Segment Reporting”.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended September 30, 2023
Service charges on deposit accounts	$78	$19	$—	$97
Card and payment processing income	89	7	—	96
Trust and investment management services	58	4	—	62
Insurance income	29	2	—	31
Capital markets fees	2	25	(1)	26
Other noninterest income	9	18	(1)	26
Net revenue from contracts with customers	265	75	(2)	338
Noninterest income within the scope of other GAAP topics	42	81	48	171
Total noninterest income	$307	$156	$46	$509
Three months ended September 30, 2022
Service charges on deposit accounts	$73	$20	$—	$93
Card and payment processing income	84	6	—	90
Trust and investment management services	59	1	—	60
Insurance income	25	2	1	28
Capital markets fees	3	37	(2)	38
Other noninterest income	8	29	(1)	36
Net revenue from contracts with customers	252	95	(2)	345
Noninterest income within the scope of other GAAP topics	53	85	15	153
Total noninterest income	$305	$180	$13	$498
Nine months ended September 30, 2023
Service charges on deposit accounts	$211	$56	$—	$267
Card and payment processing income	258	20	—	278
Trust and investment management services	181	11	—	192
Insurance income	88	7	—	95
Capital markets fees	9	71	(1)	79
Other noninterest income	79	59	(2)	136
Net revenue from contracts with customers	826	224	(3)	1,047
Noninterest income within the scope of other GAAP topics	127	255	87	469
Total noninterest income	$953	$479	$84	$1,516
Nine months ended September 30, 2022
Service charges on deposit accounts	$230	$65	$—	$295
Card and payment processing income	242	17	—	259
Trust and investment management services	185	3	—	188
Insurance income	79	6	1	86
Capital markets fees	9	48	(2)	55
Other noninterest income	21	72	(1)	92
Net revenue from contracts with customers	766	211	(2)	975
Noninterest income within the scope of other GAAP topics	213	259	35	507
Total noninterest income	$979	$470	$33	$1,482
70 Huntington Bancshares Incorporated

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2023 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended September 30, 2023 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2022 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2023 and 2022.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At September 30, 2023
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$90	$—	$—	$—	$90
Municipal securities	—	20	—	—	20
Corporate debt	—	11	—	—	11
Total trading account securities	90	31	—	—	121
Available-for-sale securities:
U.S. Treasury securities	5	—	—	—	5
Residential CMO	—	3,131	—	—	3,131
Residential MBS	—	10,916	—	—	10,916
Commercial MBS	—	1,729	—	—	1,729
Other agencies	—	159	—	—	159
Municipal securities	—	40	3,437	—	3,477
Private-label CMO	—	98	20	—	118
Asset-backed securities	—	276	75	—	351
Corporate debt	—	1,973	—	—	1,973
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	5	18,326	3,532	—	21,863
Other securities	29	1	—	—	30
Loans held for sale	—	601	—	—	601
Loans held for investment	—	122	53	—	175
MSRs	—	—	547	—	547
Other assets:
Derivative assets	—	2,383	4	(1,923)	464
Assets held in trust for deferred compensation plans	161	—	—	—	161
Liabilities
Derivative liabilities	—	2,232	5	(1,160)	1,077
2023 3Q Form 10-Q 71

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$19	$—	$—	$19
Available-for-sale securities:
U.S. Treasury securities	103	—	—	—	103
Residential CMOs	—	2,914	—	—	2,914
Residential MBS	—	12,263	—	—	12,263
Commercial MBS	—	1,953	—	—	1,953
Other agencies	—	182	—	—	182
Municipal securities	—	42	3,248	—	3,290
Private-label CMO	—	108	20	—	128
Asset-backed securities	—	298	74	—	372
Corporate debt	—	2,214	—	—	2,214
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	103	19,978	3,342	—	23,423
Other securities	31	1	—	—	32
Loans held for sale	—	520	—	—	520
Loans held for investment	—	169	16	—	185
MSRs	—	—	494	—	494
Other assets:
Derivative assets	—	2,161	3	(1,808)	356
Assets held in trust for deferred compensation plans	155	—	—	—	155
Liabilities
Derivative liabilities	—	2,332	5	(1,345)	992
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
72 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended September 30, 2023
Opening balance	$505	$(2)	$3,496	$20	$75	$33
Transfers into Level 3	—	—	—	—	—	21
Transfers out of Level 3 (1)	—	(8)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	37	9	—	—	—	—
Interest and fee income	—	—	(2)	—	—	(3)
Included in OCI	—	—	17	—	—	—
Purchases/originations	18	—	160	—	—	—
Repayments	—	—	—	—	—	2
Settlements	(13)	—	(234)	—	—	—
Closing balance	$547	$(1)	$3,437	$20	$75	$53
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$37	$(3)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	12	—	—	—
Three months ended September 30, 2022
Opening balance	$463	$(5)	$3,377	$22	$44	$17
Transfers out of Level 3 (1)	—	(6)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	17	2	—	—	—	—
Included in OCI	—	—	(66)	—	—	—
Purchases/originations	20	—	309	—	26	—
Repayments	—	—	—	—	—	(1)
Settlements	(14)	—	(288)	(1)	—	—
Closing balance	$486	$(9)	$3,332	$21	$70	$16
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$17	$(8)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(69)	—	(1)	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2023 3Q Form 10-Q 73

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Nine months ended September 30, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers into Level 3	—	—	—	—	—	40
Transfers out of Level 3 (1)	—	(18)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	40	19	—	—	—	—
Interest and fee income	—	—	(2)	(1)	—	(3)
Included in OCI	—	—	13	—	1	—
Purchases/originations	49	—	715	1	—	—
Settlements	(36)	—	(537)	—	—	—
Closing balance	$547	$(1)	$3,437	$20	$75	$53
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$40	$1	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	2	—	—	—
Nine months ended September 30, 2022
Opening balance	$351	$4	$3,477	$20	$71	$19
Transfers out of Level 3 (1)	—	(6)	—	—	—	—
Total gains/losses for the period:
Included in earnings
Mortgage banking income	112	(7)	—	—	—	—
Interest and fee income	—	—	(2)	(2)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(274)	—	(1)	—
Purchases/originations	68	—	867	4	26	—
Repayments	—	—	—	—	—	(3)
Settlements	(45)	—	(732)	(1)	(26)	—
Closing balance	$486	$(9)	$3,332	$21	$70	$16
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$112	$(17)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(274)	—	(1)	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

74 Huntington Bancshares Incorporated

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At September 30, 2023
Loans held for sale	$601	$598	$3	$—	$—	$—
Loans held for investment	175	185	(10)	3	3	—
At December 31, 2022
Loans held for sale	$520	$513	$7	$—	$—	$—
Loans held for investment	185	190	(5)	11	11	—
The following table presents the net gains (losses) from fair value changes.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Loans held for sale (1)	$(4)	$(22)	$(4)	$(56)
Loans held for investment	(2)	—	(5)	1
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)		Total Losses
			Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	At September 30, 2023	At December 31, 2022	2023	2022	2023	2022
Collateral-dependent loans	$24	$16	$6	$—	$13	$(1)
Loans held for sale	—	—	—	1	—	1
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
2023 3Q Form 10-Q 75

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis
The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
			At September 30, 2023 (1)				At December 31, 2022 (1)
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	4%	-	33%	7%	5%	-	40%	7%
		Spread over forward interest rate swap rates	5%	-	13%	6%	5%	-	13%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	5%	-	6%	6%	5%	-	5%	5%
		Cumulative default	—%	-	64%	7%	—%	-	64%	7%
		Loss given default	20%	-	20%	20%	20%	-	20%	20%
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
76 Huntington Bancshares Incorporated

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At September 30, 2023
Financial Assets
Cash and short-term assets	$11,693	$—	$—	$11,693	$11,693
Trading account securities	—	—	121	121	121
Available-for-sale securities	—	—	21,863	21,863	21,863
Held-to-maturity securities	16,148	—	—	16,148	13,309
Other securities	688	—	30	718	718
Loans held for sale	—	2	601	603	603
Net loans and leases (1)	118,470	—	175	118,645	114,540
Derivative assets	—	—	464	464	464
Assets held in trust for deferred compensation plans	—	—	161	161	161
Financial Liabilities
Deposits	148,867	—	—	148,867	148,771
Short-term borrowings	681	—	—	681	681
Long-term debt	12,822	—	—	12,822	12,584
Derivative liabilities	—	—	1,077	1,077	1,077
At December 31, 2022
Financial Assets
Cash and short-term assets	$6,918	$—	$—	$6,918	$6,918
Trading account securities	—	—	19	19	19
Available-for-sale securities	—	—	23,423	23,423	23,423
Held-to-maturity securities	17,052	—	—	17,052	14,754
Other securities	822	—	32	854	854
Loans held for sale	—	9	520	529	529
Net loans and leases (1)	117,217	—	185	117,402	112,591
Derivative assets	—	—	356	356	356
Assets held in trust for deferred compensation plans	—	—	155	155	155
Financial Liabilities
Deposits	147,914	—	—	147,914	147,796
Short-term borrowings	2,027	—	—	2,027	2,027
Long-term debt	9,686	—	—	9,686	9,564
Derivative liabilities	—	—	992	992	992
(1)Includes collateral-dependent loans.
2023 3Q Form 10-Q 77

The following table presents the level in the fair value hierarchy for the estimated fair values at September 30, 2023 and December 31, 2022:

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3
At September 30, 2023
Financial Assets
Trading account securities	$90	$31	$—		$121
Available-for-sale securities	5	18,326	3,532		21,863
Held-to-maturity securities	—	13,309	—		13,309
Other securities (2)	29	1	—		30
Loans held for sale	—	603	—		603
Net loans and leases	—	122	114,418		114,540
Derivative assets	—	2,383	4	$(1,923)	464
Financial Liabilities
Deposits	—	134,529	14,242		148,771
Short-term borrowings	—	681	—		681
Long-term debt	—	9,275	3,309		12,584
Derivative liabilities	—	2,232	5	(1,160)	1,077
At December 31, 2022
Financial Assets
Trading account securities	$—	$19	$—		$19
Available-for-sale securities	103	19,978	3,342		23,423
Held-to-maturity securities	—	14,754	—		14,754
Other securities (2)	31	1	—		32
Loans held for sale	—	520	9		529
Net loans and leases	—	169	112,422		112,591
Derivative assets	—	2,161	3	$(1,808)	356
Financial Liabilities
Deposits	—	142,081	5,715		147,796
Short-term borrowings	—	2,027	—		2,027
Long-term debt	—	8,680	884		9,564
Derivative liabilities	—	2,332	5	(1,345)	992
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
78 Huntington Bancshares Incorporated

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At September 30, 2023			At December 31, 2022
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$36,962	$1,089	$981	$42,461	$1,008	$1,145
Foreign exchange contracts	216	—	—	202	2	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	57,539	1,182	1,135	37,562	968	1,008
Foreign exchange contracts	4,654	65	50	4,889	68	68
Commodities contracts	688	51	49	762	114	113
Equity contracts	682	—	22	636	4	3
Total contracts	$100,741	$2,387	$2,237	$86,512	$2,164	$2,337
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement for the three-month and nine-month periods ended September 30, 2023 and 2022, respectively.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)		2023	2022	2023	2022
Interest rate contracts:
Customer	Capital markets fees	$6	$12	$23	$37
Mortgage banking	Mortgage banking income	(37)	—	(28)	(80)
Interest rate swaptions	Other noninterest income	33	—	50	—
Foreign exchange contracts	Capital markets fees	9	12	34	32
Commodities contracts	Capital markets fees	1	1	4	4
Equity contracts	Other noninterest expense	(2)	(1)	(7)	(4)
Total		$10	$24	$76	$(11)
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
2023 3Q Form 10-Q 79

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2023 and December 31, 2022, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At September 30, 2023
Instruments associated with:
Investment securities	$11,719	$—	$15,450	$27,169
Loans	—	17,675	175	17,850
Long-term debt	7,568	—	—	7,568
Total notional value	$19,287	$17,675	$15,625	$52,587
At December 31, 2022
Instruments associated with:
Investment securities	$10,407	$—	$—	$10,407
Loans	—	24,325	175	24,500
Long-term debt	7,729	—	—	7,729
Total notional value	$18,136	$24,325	$175	$42,636
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars and floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $62 million and an increase to net interest income of $21 million for the three-month periods ended September 30, 2023, and 2022, respectively. For the nine-month periods ended September 30, 2023, and 2022, the net amounts resulted in a decrease to net interest income of $178 million and an increase to net interest income of $108 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.1 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Consolidated Statements of Financial Condition. Huntington has also designated $662 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$88	$340	$44	$926
Change in fair value of hedged investment securities (1)	(87)	(324)	(45)	(914)
Change in fair value of interest rate swaps hedging long-term debt (2)	(87)	(178)	(109)	(314)
Change in fair value of hedged long term debt (2)	87	178	109	315
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
80 Huntington Bancshares Incorporated

As of September 30, 2023 and December 31, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At September 30, 2023	At December 31, 2022	At September 30, 2023	At December 31, 2022
Assets
Investment securities (1)	$18,291	$18,029	$(1,024)	$(979)
Liabilities
Long-term debt (2)	7,134	7,175	(365)	(256)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.7 billion, the cumulative basis adjustments associated with these hedging relationships was $916 million, and the amounts of the designated hedging instruments were $11.1 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(71) million at September 30, 2023 and $(70) million at December 31, 2022.
Cash Flow Hedges
At September 30, 2023, Huntington has $17.7 billion of interest rate swaps, swaption collars, and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate collar and floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At September 30, 2023, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $261 million.
Economic Hedges
At September 30, 2023, Huntington has $15.5 billion of interest rate swaptions to reduce the impact on capital from rising rates. These swaptions are economic hedges of interest rate risk attributable to our investment securities with the change in value of these instruments recorded in other noninterest income.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives at September 30, 2023 and December 31, 2022 were a net asset of $12 million and a net liability of $3 million, respectively. At September 30, 2023 and December 31, 2022, Huntington had commitments to sell residential real estate loans of $893 million and $766 million, respectively. These contracts mature in less than one year.
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
2023 3Q Form 10-Q 81

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

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
Notional value	$1,200	$1,120
Trading assets	1	4
Trading liabilities	(102)	(78)

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Trading losses	$(37)	$(25)	$(43)	$(105)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at both September 30, 2023 and December 31, 2022, were $61 million and $59 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $44.6 billion and $40.7 billion at September 30, 2023 and December 31, 2022, respectively. Huntington’s credit risk from customer derivatives was $64 million and $118 million at the same dates, respectively.
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
82 Huntington Bancshares Incorporated

In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $359 million and $227 million at September 30, 2023 and December 31, 2022, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At September 30, 2023, Huntington pledged $207 million of investment securities and cash collateral to counterparties, while other counterparties pledged $1.1 billion of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At September 30, 2023	$2,387	$(1,923)	$464	$(267)	$(12)	$185
At December 31, 2022	2,164	(1,808)	356	(7)	(56)	293

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At September 30, 2023	$2,237	$(1,160)	$1,077	$—	$(114)	$963
At December 31, 2022	2,337	(1,345)	992	(79)	(118)	795
14. VARIABLE INTEREST ENTITIES
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary, of the VIE at September 30, 2023, and December 31, 2022:

	At September 30, 2023
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$2,231	$1,309	$2,231
Trust Preferred Securities	14	248	—
Other Investments	777	136	777
Total	$3,022	$1,693	$3,008

	At December 31, 2022
(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affordable Housing Tax Credit Partnerships	$2,036	$1,260	$2,036
Trust Preferred Securities	14	248	—
Other Investments	522	141	522
Total	$2,572	$1,649	$2,558
2023 3Q Form 10-Q 83

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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2023 and December 31, 2022.

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
Affordable housing tax credit investments	$3,229	$2,891
Less: amortization	(998)	(855)
Net affordable housing tax credit investments	$2,231	$2,036
Unfunded commitments	$1,309	$1,260
The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2023	2022	2023	2022
Tax credits and other tax benefits recognized	$66	$52	$197	$159
Proportional amortization expense included in provision for income taxes	55	45	164	131
There were no sales of affordable housing tax credit investments during the three-month and nine-month periods ended September 30, 2023 and 2022. There was no impairment recognized for the three-month and nine-month periods ended September 30, 2023 and 2022.
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
84 Huntington Bancshares Incorporated

15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements at September 30, 2023 and December 31, 2022, were as follows:

(dollar amounts in millions)	At September 30, 2023	At December 31, 2022
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$32,426	$32,500
Consumer	19,598	19,064
Commercial real estate	2,816	3,393
Standby letters of credit and guarantees on industrial revenue bonds	761	714
Commercial letters of credit	10	15
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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $13 million and $27 million at September 30, 2023 and December 31, 2022, respectively.
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
2023 3Q Form 10-Q 85

For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $20 million at September 30, 2023 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
Following the failure of several financial institutions in the first half of 2023, the FDIC issued a notice of proposed rulemaking in May 2023 that would implement a special assessment to recover the cost associated with protecting uninsured depositors as part of those financial institution failures. We continue to monitor the status of the proposed special assessment and the impact to our future operating results. We expect to record the impact when the final rule is enacted.
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
86 Huntington Bancshares Incorporated

Listed in the following tables is certain operating basis financial information reconciled to Huntington’s September 30, 2023, December 31, 2022, and September 30, 2022, reported results by business segment.

Income Statements	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended September 30, 2023
Net interest income (loss)	$1,211	$582	$(425)	$1,368
Provision for credit losses	82	17	—	99
Noninterest income	307	156	46	509
Noninterest expense	764	278	48	1,090
Provision (benefit) for income taxes	141	93	(98)	136
Income attributable to non-controlling interest	—	5	—	5
Net income (loss) attributable to Huntington	$531	$345	$(329)	$547
Three months ended September 30, 2022
Net interest income	$896	$490	$18	$1,404
Provision for credit losses	22	84	—	106
Noninterest income	305	180	13	498
Noninterest expense	726	270	57	1,053
Provision (benefit) for income taxes	94	67	(15)	146
Income attributable to non-controlling interest	—	3	—	3
Net income (loss) attributable to Huntington	$359	$246	$(11)	$594
Nine months ended September 30, 2023
Net interest income (loss)	$3,569	$1,722	$(1,168)	$4,123
Provision for credit losses	192	84	—	276
Noninterest income	953	479	84	1,516
Noninterest expense	2,283	830	113	3,226
Provision (benefit) for income taxes	430	270	(286)	414
Income attributable to non-controlling interest	—	15	—	15
Net income (loss) attributable to Huntington	$1,617	$1,002	$(911)	$1,708
Nine months ended September 30, 2022
Net interest income	$2,237	$1,327	$247	$3,811
Provision for credit losses	189	9	—	198
Noninterest income	979	470	33	1,482
Noninterest expense	2,179	763	182	3,124
Provision (benefit) for income taxes	178	215	(22)	371
Income attributable to non-controlling interest	—	7	—	7
Net income attributable to Huntington	$670	$803	$120	$1,593

	Assets at		Deposits at
(dollar amounts in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Consumer & Regional Banking	$72,192	$70,268	$108,182	$105,064
Commercial Banking	63,473	63,611	36,023	36,807
Treasury / Other	50,985	49,027	4,662	6,043
Total	$186,650	$182,906	$148,867	$147,914
2023 3Q Form 10-Q 87

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2022 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	—	$—	$1,000,000,000
August 1, 2023 to August 31, 2023	—	—	1,000,000,000
September 1, 2023 to September 30, 2023	—	—	1,000,000,000
Total	—	$—
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
88 Huntington Bancshares Incorporated

Item 5. Other Information
Trading Plans
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
2023 3Q Form 10-Q 89

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023.	Current Report on Form 8-K dated July 21, 2023	001-34073	3.2
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Separation Agreement dated August 7, 2023, by and between The Huntington National Bank and Sandra E. Pierce.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
***    The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2023 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
90 Huntington Bancshares Incorporated

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 27, 2023	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2023	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2023 3Q Form 10-Q 91