Form 10-K
period 2023-12-31
HUNTINGTON BANCSHARES INC /MD/
filed 2024-02-16
CIK 49196

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
For the fiscal year ended December 31, 2023
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
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, determined by using a per share closing price of $10.78, as quoted by Nasdaq on that date, was $15,337,338,365. As of January 31, 2024, there were 1,448,345,863 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2024 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Lending Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
Basel III	Refers to the final rule issued by the Federal Reserve and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
BTFP	Bank Term Funding Program
Capstone Partners	Capstone Enterprises LLC
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCPA	California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020
CDs	Certificates of Deposit
CDS	Credit Default Swap
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1 on a Basel III basis
CFO	Chief Financial Officer
CFPB	Bureau of Consumer Financial Protection
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
CDP	Carbon Disclosure Project
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRO	Chief Risk Officer
CRT	Credit Risk Transfer
DEI	Diversity, Equity, and Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at Default
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
4 Huntington Bancshares Incorporated

ELT	Executive Leadership Team
EOP	End of Period
EPS	Earnings Per Share
ERM	Enterprise Risk Management
ESG	Environmental, Social, and Governance
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FRB	Federal Reserve Bank
FRG	Financial Recovery Group
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act
HIC	Huntington Investment Company
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LFI Rating System	Large Financial Institution Rating System
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
2023 Form 10-K 5

OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated
PD	Probability of Default
Plan	Huntington Bancshares Retirement Plan
PPP	Paycheck Protection Program
Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, troubled debt restructured loans, and criticized commercial loans
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
RV	Recreational vehicle
RWA	Risk-Weighted Assets
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tailoring Rules
Refers to the Capital and Liquidity Tailoring Rule, which refers to changes to applicability thresholds for regulatory and capital and liquidity requirements, issued by the OCC, the Federal Reserve, and the FDIC, and the EPS Tailoring Rule, which refers to the Prudential Standards for Large Bank Holding Companies and Savings and Loan Holding, issued by the Federal Reserve

TBA	To Be Announced
TCF	TCF Financial Corporation
TCFD	Task Force on Climate-Related Financial Disclosures
TDR	Troubled Debt Restructuring
Torana	Digital Payments Torana, Inc.
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
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
Item 1: Business
General Business Description
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. These include, but are not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of December 31, 2023, our 999 full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in other states.
Business Segments
Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. For each business segment, we expect the combination of our business model, investment in products and capabilities, and exceptional service to provide a competitive advantage that supports revenue and earnings growth. Our business model emphasizes the delivery of a complete set of banking products and services offered by larger banks but distinguished by local delivery and customer service.
A key strategic emphasis has been for our business segments to operate in cooperation to provide products and services to our customers and to build stronger and more profitable relationships using our OCR sales and service process, which aligns to our vision to be the leading people-first, digitally powered bank. The objectives of OCR are to:
•Use a consultative and advisory sales approach to provide solutions that are specific to each customer;
•Leverage each business segment in terms of its products and expertise to benefit customers; and
•Develop prospects who may want to have multiple products and services as part of their relationship with us.
To align with our strategic priorities, during the second quarter of 2023, we completed an organizational realignment and now report on two business segments: Consumer & Regional Banking and Commercial Banking. The organizational realignment primarily involved consolidating our previously reported Consumer and Business Banking, Vehicle Finance and RBHPCG, into one new business segment called Consumer & Regional Banking.
Following is a description of our business segments and the Treasury / Other function:
•Consumer & Regional Banking: The Consumer & Regional Banking segment provides a wide array of financial products and services to consumer and business customers including, but not limited to, deposits, lending, payments, mortgage banking, dealer financing, investment management, trust, brokerage, insurance, and other financial products and services. We serve our customers through our network of channels, including branches and ATMs, online and mobile banking, and through our customer call centers.
We have a “Fair Play” banking philosophy: providing differentiated products and services, built on a strong foundation of customer friendly products and advocacy. Our brand resonates with consumers and businesses, helping us acquire new customers and deepen relationships with current customers. Our Fair Play banking suite of products includes 24-Hour Grace®, Asterisk-Free Checking®, Money Scout®, $50 Safety Zone®, Standby Cash®, Early Pay, Instant Access, Savings Goal Getter® and Huntington Heads Up®.
2023 Form 10-K 7

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
Regional Banking, along with our business and specialty banking offerings, is a dynamic part of our business and we are committed to being the bank of choice for businesses in our markets. Regional Banking is defined as serving small to mid-sized businesses. Beyond conventional lending solutions, Huntington offers access to capital markets, practice finance, and SBA lending capabilities. We are the #1 SBA lender in the nation by loan volume as of federal fiscal year end September 30, 2023. In addition, our payments business provides credit and debit cards and treasury management services to our customers. Huntington continues to develop products and services that are designed specifically to meet the needs of business customers and looks for ways to help companies find solutions to their financing needs.
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
•Commercial Banking: The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, and includes a comprehensive set of product offerings. Our target clients span from mid-market to large corporates across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. In particular, our payments capabilities continue to expand as we develop unique solutions for our diverse client segments, including Huntington ChoicePay. The Commercial Banking segment includes customers in Middle Market Banking, Corporate, Specialty, and Government Banking, Asset Finance, Commercial Real Estate Banking, and Capital Markets.
Middle Market Banking serves the banking needs of mid-sized clients, leveraging our local presence to serve our clients, and extending our full suite of banking products including lending, liquidity, treasury management and other payment services, and capital markets.
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
8 Huntington Bancshares Incorporated

Capital Markets delivers corporate risk management, institutional sales and trading, debt and equity issuance, and additional advisory services.
•Treasury / Other: The Treasury / Other function includes technology and operations, and other unallocated assets, liabilities, revenue, and expense.
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
We compete for loans primarily on the basis of value and service by building customer relationships through addressing our customers’ entire suite of banking needs, demonstrating expertise, and providing convenience. We also consider the competitive pricing levels in each of our markets.
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
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2023, in the top 10 MSAs in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$41,638	40%
Detroit, MI	4	16,844	9
Cleveland, OH	2	14,254	11
Chicago, IL	11	9,149	2
Minneapolis-St. Paul, MN	4	6,565	3
Grand Rapids, MI	1	5,605	19
Indianapolis, IN	5	5,501	6
Akron, OH	1	5,054	28
Cincinnati, OH	5	4,497	2
Pittsburgh, PA	7	4,422	2
Source: FDIC.gov, based on June 30, 2023 survey.
2023 Form 10-K 9

Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, access to a larger pool of capital to deploy, and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, advances in technology and product delivery systems, and consolidation among financial service providers.
FinTechs continue to emerge in key areas of banking. In addition, larger established technology platform companies continue to evaluate, and in some cases, create businesses focused on banking products. We closely monitor activity in the marketplace to ensure that our products and services are technologically competitive. Further, we continue to invest in and evolve our innovation program to develop, incubate, and launch new products and services driving ongoing differentiated value for our customers. Our overall strategy involves an active corporate development program that seeks to identify partnership and possible investment opportunities in technology-driven companies that can augment our distribution and product capabilities.
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
Huntington and the Bank each qualify as a Category IV banking organization subject to the least restrictive of the requirements applicable to firms with $100 billion or more in total consolidated assets. Our business, however, remains subject to extensive regulation and supervision, and the U.S. banking agencies may issue additional rules to tailor the application of certain other regulatory requirements to BHCs and banks, including Huntington and the Bank. The scope of laws and regulations and the intensity of supervision to which we are subject has increased in response to the banking turmoil in early 2023, technological factors, market changes, and climate change concerns, and there is increased scrutiny and possible denials of bank mergers and acquisitions by federal banking regulators.
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
Supervision, Examination and Enforcement
Huntington is a BHC under the BHC Act that has elected to be a FHC. FHCs may engage in, and be affiliated with, companies engaging in a broader range of activities than those permitted for a BHC, so long as such activities are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include, for example, securities underwriting, securities dealing, making a market in securities, making merchant banking investments in non-financial companies, and engaging in insurance underwriting and agency activities. To become and remain eligible for FHC status, a BHC and its subsidiary depository institutions must meet certain criteria, including capital, management, and CRA requirements. Failure to meet such criteria could result, depending on which requirements were not met, in restrictions on new financial activities or acquisitions, or being required to discontinue existing activities that are not generally permissible for BHCs.
10 Huntington Bancshares Incorporated

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
The Bank is a national banking association chartered under the laws of the U.S. As a national bank, the activities of the Bank are limited to those specifically authorized under the National Bank Act and OCC regulations. The Bank is subject to comprehensive primary supervision, regulation, and examination by the OCC. As a member of the DIF, the Bank is also subject to regulation and examination by the FDIC.
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
Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things, (1) prohibit unsafe or unsound practices, (2) require affirmative actions to correct any violation or practice, (3) issue administrative orders that can be judicially enforced, (4) direct increases in capital, (5) direct the sale of subsidiaries or other assets, (6) limit dividends and distributions, (7) restrict growth, (8) assess civil monetary penalties, (9) remove officers and directors, and (10) terminate deposit insurance.
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
Huntington is subject to the Federal Reserve’s LFI Rating System, which places a greater emphasis on capital and liquidity, including related planning and risk management practices, as compared to the supervisory rating system applicable to smaller BHCs. These ratings are confidential.
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
2023 Form 10-K 11

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
Enhanced Prudential Standards
BHCs with consolidated assets of more than $100 billion, such as Huntington, are currently subject to certain enhanced prudential standards. As a result, Huntington is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning, and risk management standards, than those applicable to smaller institutions. Certain larger banking organizations are subject to additional enhanced prudential standards. As a Category IV banking organization, Huntington is subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets.
Liquidity Requirements
Huntington, as a Category IV banking organization with less than $50 billion in weighted short-term wholesale funding, is exempt from the LCR and net stable funding ratio requirements but continues to be subject to internal liquidity stress tests and standards.
Long-term Debt Requirements
In August 2023, the U.S. banking agencies issued a proposed rule that would require certain large banking organizations such as Huntington to comply with long-term debt requirements and “clean holding company requirements” similar to those that currently only apply to U.S. global systemically important banking organizations. This proposal would also impose a long-term debt requirement on certain categories of insured depository institutions that are not consolidated subsidiaries of U.S. global systematically important banking organizations, including insured depository institutions with $100 billion or more in total assets, such as the Bank. If adopted, this proposal, would require Huntington and the Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greater of (i) 6% of total risk-weighted assets, (ii) 2.5% of total leverage exposure (if subject to the supplementary leverage ratio), or (iii) 3.5% of average total consolidated assets. To comply with the requirement, the Bank would be required to issue the minimum amount of eligible long-term debt to Huntington, and Huntington would be required to issue the minimum amount of eligible long-term debt externally. The proposal allows banking organizations to include, as part of the required minimum outstanding eligible long-term debt amounts, certain existing long-term debt. Once the rule is finalized, covered institutions would have three years to comply with the new requirements following a phased-in approach, with 25% of the long-term debt requirement by one year after finalization of the rule, 50% after two years, and 100% after three years.
In addition, if adopted as proposed, the “clean holding company requirements” would limit or prohibit Huntington from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting Huntington from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Company’s liabilities that are not eligible long-term debt.
Regulatory Capital Requirements
Huntington and the Bank are subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the Federal Reserve, for Huntington, and by the OCC, for the Bank. These rules implement the Basel III international regulatory capital standards in the U.S., as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.
12 Huntington Bancshares Incorporated

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
Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital until January 1, 2022, pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2023, we have phased in 50% of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter 2025.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below in this section. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2023, would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
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
In addition to meeting the minimum capital requirements under the U.S. Basel III capital rules, Huntington and the Bank must maintain the applicable capital buffer (SCB or CCB) requirements to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. Huntington is subject to a SCB of 3.2% effective for the period October 1, 2023 through September 30, 2024. Refer to the SCB Requirements section below for further details. The Bank is subject to a CCB of 2.5%. The Tier 1 Leverage Ratio is not impacted by the SCB or CCB, and a banking institution may be considered well-capitalized while remaining out of compliance with the SCB or CCB.
2023 Form 10-K 13

The following table presents the minimum regulatory capital ratios, minimum ratio plus the capital buffer, and well-capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2023, calculated using the regulatory capital methodology applicable as of the end of 2023.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2023
					Actual
Ratios:
CET1 risk-based capital ratio	Consolidated	4.50%	7.70%	N/A	10.25%
	Bank	4.50	7.00	6.50%	10.60
Tier 1 risk-based capital ratio	Consolidated	6.00	9.20	6.00	11.98
	Bank	6.00	8.50	8.00	11.47
Total risk-based capital ratio	Consolidated	8.00	11.20	10.00	14.17
	Bank	8.00	10.50	10.00	13.09
Tier 1 leverage ratio	Consolidated	4.00	N/A	N/A	9.32
	Bank	4.00	N/A	5.00	8.51
(1)    Reflects a SCB of 3.2% for Huntington and CCB of 2.5% for the Bank.
(2)    Reflects the well-capitalized standard applicable to Huntington under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
As of December 31, 2023, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements.
Basel III Endgame Proposal
In July 2023, the U.S. banking agencies issued a proposed rule to implement the Basel III endgame agreement for large banks (Basel III Endgame Proposal). In addition to calculating risk-weighted assets under the current U.S. standardized approach, the proposal introduces a new “expanded risk-based approach.” As compared with the standardized approach, the expanded risk-based approach includes more granular risk weights for credit risk and introduces a new market risk framework. The expanded risk-based approach also includes operational risk and credit valuation adjustment risk-weighted asset components. The proposal also would require the new market risk standards from the proposal be applied in the standardized approach.
If adopted as proposed, Huntington would be required to calculate its risk-based capital ratios under both the current U.S. standardized approach and the expanded risk-based approach and would be subject to the lower of the two resulting ratios for each risk-based capital ratio. The proposal would also require banking organizations to recognize most elements of AOCI in regulatory capital, including unrealized gains and losses on available-for-sale securities, and lower thresholds for deductions from CET1 capital for mortgage servicing assets and deferred tax assets, among other things. In addition, the proposal would apply the SCB to risk-based capital requirements calculated under both U.S. standardized approach and the expanded risk-based approach. The proposal includes a proposed effective date of July 1, 2025, with three-year transition arrangements until revised standards are fully phased in on July 1, 2028.
Capital Planning and Stress Testing
Huntington is required to develop, maintain, and submit to the Federal Reserve a capital plan every year, which is subject to supervisory review in connection with the Federal Reserve’s CCAR process. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over the nine-quarter planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy. Under the stress buffer requirements, the CCAR process is used to determine a BHC’s SCB requirement. Please refer to the SCB Requirements section below for further details.
14 Huntington Bancshares Incorporated

The Federal Reserve expects BHCs subject to CCAR, such as Huntington, to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases. This involves a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above certain minimum ratios, after taking all capital actions included in a BHC’s capital plan, under baseline and stressful conditions throughout the nine-quarter planning horizon. As part of CCAR, the Federal Reserve evaluates whether BHCs have sufficient capital to continue operations throughout times of economic and financial market stress and whether they have robust, forward-looking capital planning processes that account for their unique risks. We are generally prohibited from making a capital distribution unless, after giving effect to the distribution, we will meet all minimum regulatory capital ratios. Huntington may increase certain types of capital distributions in excess of the amount included in its capital plan without seeking prior approval from the Federal Reserve as long as it otherwise complies with the automatic restrictions on distributions under the Federal Reserve’s capital rules.
Although the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning.
SCB Requirements
For risk-based capital requirements, Huntington, as a large BHC, is provided an SCB by the Federal Reserve that is determined annually based on the greater of (i) the difference between its starting and minimum projected CET1 Risk-Based Capital Ratio under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Huntington’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. On April 5, 2023, Huntington submitted its 2023 Capital Plan to the Federal Reserve for supervisory review. By notice dated June 28, 2023, the Federal Reserve informed Huntington that, effective for the period of October 1, 2023 through September 20, 2024, its indicative SCB requirement associated with its 2023 Capital Plan is 3.2%, a decrease from its previous SCB of 3.3%. Although we were not subject to the Federal Reserve’s 2023 supervisory stress test, our indicative SCB was updated for 2023 based on the dividend add-on component of the SCB.
Huntington is authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. Provided that Huntington is otherwise in compliance with automatic restrictions on distributions under the Federal Reserve’s capital rules, Huntington is no longer required to seek prior approval to make capital distributions in excess of those included in its capital plan.
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
Huntington’s ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. As discussed in the Capital Planning section above, in general, a BHC may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected.
Huntington and the Bank must maintain the applicable capital buffer requirements to avoid becoming subject to restrictions on capital distributions, including dividends. For more information on the capital buffer requirements, see the SCB Requirements and the Regulatory Capital Requirements sections above.
2023 Form 10-K 15

The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for a BHC to pay dividends unless a its net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Volcker Rule
Under the Volcker Rule, we are prohibited from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of covered funds to be retained. They also permit the offering and sponsoring of covered funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities, such as Huntington. We have put in place the compliance programs required by the Volcker Rule and any holdings in illiquid covered funds are in compliance with the Volcker Rule.
Resolution Planning
As a Category IV banking organization, Huntington is not required to submit a resolution plan to the Federal Reserve. As an insured depository institution, the Bank is required to file a resolution plan with the FDIC, and the Bank submitted its most recent resolution plan to the FDIC on November 30, 2022. In August 2023, the FDIC issued a proposed rule that would require covered insured depository institutions, such as the Bank, to submit a full resolution plan to the FDIC every two years and submit an interim supplement in each year that it is not required to submit a full resolution plan. The proposed rule would also increase the content requirements for plan submissions and introduce a new credibility standard for the FDIC’s evaluation of resolution plans, which would be enforceable against the covered insured depository institutions.
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
16 Huntington Bancshares Incorporated

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
2023 Form 10-K 17

Anti-Money Laundering
The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities, including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to provide its employees with AML training, designate an AML compliance officer, and undergo an annual, independent audit to assess the effectiveness of its AML program. The Bank has implemented policies, procedures, and internal controls that are designed to comply with these AML requirements. Bank regulators are focusing their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.
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
OFAC Regulation
OFAC is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals, and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
18 Huntington Bancshares Incorporated

Data privacy and data protection are areas of increasing state legislative focus. For example, under California state law, the CCPA broadly defines personal information and substantially increases the rights of California residents to understand how their personal information is collected, used, and otherwise processed by commercial businesses, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation and includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for certain breaches). In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if passed.
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
FDIC Insurance
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor, and is funded through assessments on insured depository institutions, based on the risk each institution poses to the DIF. The Bank accepts customer deposits that are insured by the DIF and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The final rule provides that the FDIC will collect the special assessment at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, subject to change depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits. Based on the Bank’s reported uninsured deposits as of December 31, 2022, the entire estimated amount of approximately $214 million was recognized as an accrued liability and related expense in the fourth quarter of 2023. The final rule becomes effective April 1, 2024, and the first collection will be reflected on the invoice for the first quarterly assessment period of 2024, with the first payment due on June 28, 2024.
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
2023 Form 10-K 19

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
The CISA is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber-threat information with third parties so long as such sharing activity is conducted in accordance with CISA.
In addition, effective April 1, 2022, the Federal Reserve, OCC and FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulator within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S.
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
In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the Bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The rule is expected to take effect on April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.
20 Huntington Bancshares Incorporated

Debit Interchange Fees
We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including the Bank, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These fees impose requirements regarding routing and exclusivity of electronic debit transactions. On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to, among other things, specify that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule became effective July 1, 2023. As an issuer with over $10 billion in assets, Huntington is subject to Regulation II and is in compliance with these new requirements.
In October 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, the base component would initially decrease from 21.0 cents to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4.0 basis points multiplied by the value of the transaction, and the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents for debit card transactions performed from the effective date of the final rule to June 30, 2025. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers.
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
In January 2024, the CFPB issued a notice of proposed rulemaking that would amend Regulation Z, which implements the Truth in Lending Act, to apply to overdraft credit provided by insured depository institutions with more than $10 billion in total assets unless the overdraft fee is restricted to a small amount that only recovers applicable costs and losses. Under the proposal, covered institutions, including the Bank, would be allowed to choose to offer overdrafts as a courtesy overdraft service or as a line of credit. If the courtesy overdraft option is chosen, overdrafts would remain exempt from Regulation Z, as long as fees charged are based on the higher of an institutions breakeven point derived from its own costs and losses, or a benchmark fee established by the CFPB. If the overdraft line of credit option is chosen, overdrafts would be considered a loan subject to Regulation Z, and therefore, subject to account opening and loan disclosures, required to be held in an account separate from the customer’s checking or transaction account, and may not be conditioned on preauthorized electronic funds transfers. If adopted, the proposal would go into effect on the October 1st that follows publication of the final rule in the Federal Register by at least six months. The CFPB currently expects the effective date to be October 1, 2025. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company and the Bank if adopted as proposed.
2023 Form 10-K 21

ESG
ESG Oversight
With oversight from our Board of Directors, we are committed to implementing strong ESG practices by living out our Purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. The following represents how ESG is governed and integrated throughout the Company:

Board Nominating and ESG Committee	Board Risk Oversight Committee

Executive Leadership Team

Chief ESG Officer	Climate Risk Director
Chief ESG Officer and Strategy Team
Our Chief ESG Officer leads an ESG Strategy Team, responsible for (1) advancing enterprise ESG strategy and facilitating implementation of the strategy at the business levels; (2) ensuring consistent understanding of ESG strategy throughout the Company; (3) leading ESG regulatory compliance efforts; and (4) overseeing ESG goal setting, reporting, and monitoring. The team also works to identify ESG-related innovation and advancement opportunities aligned with strategic planning. This group includes executive leaders across business segments and support units. The Chief ESG Officer also coordinates an ESG Working Group comprised of a cross functional enterprise team that is responsible for publishing various ESG related disclosures, including our ESG and TCFD reports.
Climate Risk Director and Team
Our Climate Risk Director and climate risk management team are responsible for providing input into the identification, assessment, and monitoring of climate-related risks, including guidance and insight relative to areas of expertise by the members who represent business units across the Company. This team is also tasked with offering input into emissions calculations and climate scenario analyses to help identify and mitigate prospective risks.
Economic
We are committed to delivering sustainable, long-term shareholder value through financial performance, while maintaining an aggregate moderate-to-low, through-the-cycle risk appetite and a well-capitalized position. We align our corporate strategy to our purpose of helping others and building upon our market-leading, purpose-driven bank through focused efforts on the environmental and social issues most important to our business and our stakeholders.
In June 2021, we made a five-year $40 billion commitment toward our Community Plan to strengthen small businesses and foster economic justice throughout our footprint. Our Community Plan was developed to support communities by enabling and improving financial opportunities for people, businesses, and neighborhoods through commitments focusing on increasing lending, investing, and services to address economic, social, environmental, and racial equity areas of need as follows:
•Huntington committed to providing $24 billion in affordable housing financing and consumer lending. Through September 30, 2023, we have reached $13.6 billion of this commitment.
•Huntington expanded its Small Business lending programs into its acquired TCF footprint and committed $10 billion to the programs. Through September 30, 2023, we have reached $5.6 billion of this commitment.
•Huntington committed $6.5 billion in community development loans and investments to establish programs and services that foster equity in areas such as affordable housing, small business financing, and community services. Through September 30, 2023, we have reached $5.7 billion of this commitment.
•Embedded in the areas of need above is a $16 billion commitment for Diversity, Equity, and Inclusion initiatives, with allocation of funds to diverse borrowers and communities to advance systemic change. Through September 30, 2023, we have reached $10.2 billion of this commitment.
22 Huntington Bancshares Incorporated

Huntington has additionally developed a Lift Local Business® program, and made a commitment of $100 million, which supports entrepreneurs who have been historically under-resourced, particularly minority-, woman-, and veteran-owned small businesses throughout the business life cycle. This program offers loans, business planning support, free financial education courses delivered through Operation HOPE, and other services to help small business owners achieve their goals. Through October 31, 2023, we have reached $89 million of this commitment.
Environmental
Huntington supports environmental stewardship, reflecting our commitment to mitigating the effects of climate change, promoting biodiversity, and reducing our reliance on natural resources. Our path to a more sustainable future is guided by our environmental and climate strategies, preparing to comply with future regulatory and reporting requirements, transitioning to renewable sources of energy, improving our energy efficiency, and growing our renewable energy financing capabilities.
We report on our commitment and transparency in numerous ways. These include:
•Annual disclosures to CDP, a global initiative where we track and submit data annually toward managing our carbon footprint and certain other aspects of our environmental impact;
•Preparing an annual TCFD Report that discusses in detail our approach toward environmental and climate governance, strategy, risk management, and performance; and
•Working closely with shareholders and key ESG rating agencies to disclose details about our environmental programs.
In 2023, we published our second standalone TCFD Report on 2022 data; we established new Scope 1 and Scope 2 emissions reductions goals, building on the success of our prior emission reduction efforts; and we established new water consumption and landfill waste goals. We have made progress in achieving our use of 50% renewable energy goal, having executed two power purchase agreements. Consistent with our membership in the Partnership for Carbon Accounting Financials organization, we have disclosed the Scope 3, Category 15 emissions associated with our consumer automobile portfolio. Our Climate Risk team continues to work toward computing reliable, accurate estimates of other Scope 3, Category 15 portfolios.
Human Capital (Social)
Huntington aspires to be a Category of One financial services institution: an organization unique in the combination of its culture and performance. Huntington had 19,955 average full-time equivalent colleagues during 2023, whom we encourage to support a shared purpose of making our colleagues’ and customers’ lives better, helping businesses thrive, and strengthening the communities we serve. We believe that our diverse workforce, supported by a culture of inclusiveness, enriches the experience of colleagues, and enhances our ability to perform as a company.
We engage with our colleagues to gain valuable feedback on a wide range of subjects related to the experience of working at Huntington, with a strategic focus on culture, trust, and engagement. We value the feedback colleagues choose to share and use the information to drive our talent management strategy, which focuses on four key areas and a commitment to diversity, equity, and inclusion:
•Engagement
•Development
•Retention, and
•Attraction of top talent
2023 Form 10-K 23

Engagement
At Huntington, we have taken steps to ensure our values, beliefs, and behaviors align with those of our colleagues. We have highly engaged colleagues committed to looking out for each other and our customers with a balanced focus on “what we do” and “how we do it.” This synergy has proven to positively impact colleague performance and satisfaction. 2023 marked the tenth consecutive year we conducted a company-wide engagement survey to measure our colleagues’ experience with a strategic focus on culture, trust, and engagement – and the results were reaffirming. In 2023, 85%, 82%, and 84% of colleagues responded favorably on trust, culture, and engagement, respectively. These results place Huntington in the top quartile of favorability for Culture and Trust among our benchmark peer group. 81% of colleagues responded they would recommend Huntington as a great place to work.
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
At Huntington, living our shared Purpose extends beyond our daily work. We believe that building connections between colleagues, their families and our communities create a meaningful, fulfilling, and enjoyable colleague experience. During 2023, Huntington colleagues provided almost 36,000 volunteer hours to over 1,300 organizations across our footprint, including foodbanks, homeless shelters, local schools, senior housing, and afterschool programs.
Development
We have created specialized programs to help our colleagues grow and develop. These programs include an online library which allows colleagues to take ownership of their development via direct access to role-based content. The content is divided into three key areas of development: learning and growth, maximizing performance, and protecting the company. All of the programming offered includes diversity, equity, and inclusion content. During 2023, colleagues at Huntington completed more than 500,000 training hours. Huntington also provided a High-Potential Talent Development Program to top talent colleagues, so that they may further develop and accelerate their career growth. Additionally, we offer our full-time colleagues the ability to obtain post-secondary education with reimbursement of eligible tuition. In addition to these programs, Huntington has also launched a program to capture the skills of all colleagues and match colleagues to internal job opportunities based on those skills.
Retention
Huntington is committed to creating an environment where colleagues are valued, supported, and empowered. We offer competitive compensation and benefit programs that further strengthen our employment value proposition and encourages colleague retention. With respect to pay, Huntington offers a minimum hourly rate of $20 per hour and competitive wages at all levels of the organization. To ensure competitive pay, we regularly benchmark against the marketplace. Our compensation structure includes benefit plans and programs focused on multiple facets of well-being, including physical, mental, and financial wellness. We also offer Workplace Flex, a program of practices for colleagues, so that we can support them to achieve a healthy balance between work and life outside of work. The program includes certain practices that enable colleagues multiple paths to achieving balance, when available and appropriate, including: flexible scheduling (staggered hours, compressed workweeks, part-time schedules, and job-sharing), flexible work location (remote, hybrid, and on-site), and both health and financial wellness support beyond the basic medical/visual/dental programs (adoption and fertility, parental leave, on-site fitness and fitness discounts, mental health and financial counseling services, support for chronic conditions). Collectively, these practices are designed to position colleagues to be their best self both at work and outside of work.
Huntington’s commitment to pay equity works to ensure that gender, race, and ethnicity are not determining factors in salaries, bonuses, and stock-based awards. We continue to identify and implement effective practices to promote pay equity, including pay analyses, additional hiring practices that protect pay equity, and training managers on explicit and implicit bias in compensation and promotion decisions. Huntington conducts a pay equity analysis annually, evaluating pay for colleagues performing the same work, designed to ensure equity across races and genders.
24 Huntington Bancshares Incorporated

Collectively, these strategies create a colleague experience that entices colleagues to stay and fulfill their goals with Huntington.
Attraction of top talent
We are dedicated to attracting top talent with an emphasis on experience and behaviors that align with our Purpose and our core values of ‘Can Do Attitude, Forward Thinking, and Service Heart.’
The diversity of our colleagues is a key component of our success as an organization as it allows us to have a workforce that is representative of the communities we serve and is critical to our sustained success and growth. We proactively seek out a diverse candidate pool during the recruitment process across all levels. We are focused on identifying, supporting, and promoting qualified diverse candidates in leadership roles. As of December 31, 2023, our combined middle, senior, and executive management levels were 48% diverse and our total workforce was 67% diverse. For the purpose of reporting the aforementioned data, we acknowledge diverse individuals as those who are identified as women, or as being racially/ethnically diverse.
Our commitment to creating an inclusive, diverse environment involves embracing different skills, backgrounds, and perspectives, both in our communities and at work. Our DEI Strategy and Operating Plan encompasses four focus areas, workplace inclusion, workforce diversity, community engagement, and supplier diversity. We execute this strategy and operating plan in multiple ways. Our Chief Diversity, Equity and Inclusion Officer promotes DEI perspectives as an integral part of executive decisions made at Huntington by measuring and socializing progress on diversity across our footprint and providing diversity and inclusion programs to our colleagues. In addition, we have Inclusion Councils, Business Resource Groups, and Communities of Practice to support our commitment to engage, develop, retain, and attract top diverse talent. Inclusion Councils are voluntary, colleague driven regional and office-specific councils that focus on an inclusive, respectful, and supportive environment for all colleagues. The Business Resource Groups are voluntary, colleague-driven groups organized around a shared interest or common diversity dimension, each sponsored by a senior executive. The Communities of Practice are colleague-led, volunteer affinity groups which share information and experiences with fellow members. We believe that all of these are important components to our inclusion strategy and deliver content throughout the year.
Governance
Our Board of Directors and ELT are committed to executing on our long-term vision and aligning our strategic objectives with the interests of our stakeholders. Our Board members are accomplished leaders from diverse backgrounds, bringing the perspectives, skills, and experience necessary to use independent judgment to provide effective oversight and drive continued success. Our Board sets the strategy, risk appetite, and ethical standards for the entire organization, and our ELT ensures our business and enterprise functions operate with high legal, ethical, and moral standards through clearly stated policies and procedures. Additionally, our leaders set the tone at the top and oversee compliance with our standards and direct the company’s financial reporting and internal controls.
At the end of 2023, our Board consisted of 15 directors, comprised of our Chairman/President/CEO, our Huntington National Bank Chairman, and 13 independent directors. Our key risk and governance committees require at least three directors who are independent and are chaired by an independent director with the knowledge and expertise to lead the committee. Each year, the Board evaluates its leadership organization to ensure it is best structure to provide oversight of the Company and execute against our strategy objectives. As of December 31, 2023, our ELT and Board were 50% and 47% diverse, respectively.
2023 Form 10-K 25

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
26 Huntington Bancshares Incorporated

Item 1A: Risk Factors
The risks and uncertainties listed below present risks that could have a material impact on Huntington’s financial condition, the results of operations, or its business. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. The risks and uncertainties described below are not the only ones Huntington faces. Additional risks and uncertainties not presently known to Huntington or that Huntington believes to be immaterial may also adversely affect its business. Additionally refer to factors set forth under the caption “Forward-Looking Statements.” For more information on how we manage risks, see discussion in the “Risk Governance” section of our MD&A.
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
Our business depends on the creditworthiness of our customers. Our ACL of $2.4 billion at December 31, 2023, represented management’s estimate of the current expected losses in our loan and lease portfolio (ALLL) as well as our unfunded lending commitments (AULC). We regularly review our ACL for appropriateness. In doing so, we consider probability of default, loss given default, and exposure at default depending on economic parameters for each month of the remaining contractual term of the credit exposure. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. There is no certainty that our ACL will be appropriate over time to cover lifetime losses of the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
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
•A decrease in customer savings generally, and in the demand for savings and investment products offered by us;
•An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us; and
•An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of NPAs, NCOs, provision for credit losses, and valuation adjustments on loans held for sale.
The markets we serve are dependent on industrial and manufacturing businesses and, thus, are particularly vulnerable to adverse changes in economic conditions affecting these sectors.
2023 Form 10-K 27

A U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact the Bank’s capital position and its ability to meet regulatory requirements. Other negative impacts of a U.S. government debt default, budget deficit concerns, government shutdown, or related credit ratings downgrades could include volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default or government shutdown as a consequence of extended political negotiations around the threat of such a default or government shutdown.
Market Risks:
Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have an adverse impact on our cash flows, financial condition, results of operations, and capital.
Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, the Federal Reserve’s monetary policies, including changes in the federal funds rate and increasing or reducing the size of its balance sheet, may also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.
Changes in interest rates can affect the value of loans, securities, assets under management, and other assets, including mortgage servicing rights. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in NPAs and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. When we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. However, we continue to incur interest expense as a cost of funding NALs without any corresponding interest income. In addition, transactional income, including trust income, brokerage income, and gain on sales of loans can vary significantly from period-to-period based on a number of factors, including the interest rate environment. A decline in interest rates could result in declining net interest margins if longer duration assets reprice faster than deposits.
Rising interest rates reduce the value of our fixed-rate securities. Any unrealized loss from these portfolios impacts OCI, shareholders’ equity, and the Tangible Common Equity ratio. Any realized loss from these portfolios impacts regulatory capital ratios. For more information, refer to “Market Risk” section of the MD&A.
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
28 Huntington Bancshares Incorporated

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
Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general, and us in particular. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, liquidity requirements, etc.), changes in the financial condition of Huntington, other banks, or the banking industry in general, changes in the interest rates our competitors pay on their deposits, and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market-related, geopolitical, or other events could impact the liquidity derived from deposits.
2023 Form 10-K 29

We are a holding company and depend on dividends by our subsidiaries for most of our funds.
Huntington is an entity separate and distinct from the Bank. The Bank conducts most of our operations, and Huntington depends upon dividends from the Bank to service Huntington’s debt and to pay dividends to Huntington’s shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could limit the payment of dividends or other payments to Huntington by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred and Common Stock could have a material adverse effect on the market price of our Preferred and Common Stock. Additional information regarding dividend restrictions is provided in Item 1: Business - “Regulatory Matters.”
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
Capital markets disruptions can directly impact the liquidity of Huntington and the Bank. Our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, negative perceptions of the overall banking industry or of other regional banks, or other factors may impact our ability to raise additional capital, if needed, on terms acceptable to us. For example, in the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. Any diminished ability to access short-term funding or capital markets to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise adversely affect our business and our ability to implement our business plan, capital plan and strategic goals.
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
30 Huntington Bancshares Incorporated

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. For example, global conflicts (including the continuing conflicts involving Ukraine and the Russian Federation and those in the Middle East) or other similar events, as well as government actions of other restrictions in connection with such events, and trade negotiations between the U.S. and other nations could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global supply chain disruptions may cause prolonged inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.
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
2023 Form 10-K 31

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
32 Huntington Bancshares Incorporated

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
Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including: loss of customers and business opportunities; costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential information, intellectual property, funds, and/or those of our customers; or damage to our or our customers’ and/or third parties’ computers or systems. The occurrence of any of these events could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
For more information regarding the Company’s process for assessing, identifying, and managing material risks from cybersecurity threats, refer to Item 1C: Cybersecurity.
Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed regulations that would enhance cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, incident response, cyber resilience, and situational awareness. Laws in all 50 states generally require, among other things, notification to affected individuals when there has been a security breach of their personal data under certain circumstances. For more information regarding cybersecurity and data privacy, refer to Item 1: Business - “Regulatory Matters.”
2023 Form 10-K 33

We receive, maintain, and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure, and protection of these types of information are governed by federal and state law. Both personally identifiable information and personal financial information are increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information and personal financial information that is collected and handled. For example, under California state law, the CCPA broadly defines personal information and substantially increases the rights of California residents to understand how their personal information is collected, used, and otherwise processed by commercial businesses, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. Numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations. For more information regarding data privacy laws and regulations, refer to Item 1: Business - “Regulatory Matters.”
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
Relative to acquisitions, we incur risks and challenges associated with the integration of employees, accounting systems, and technology platforms from acquired businesses and institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies expected from such acquisitions. Acquisitions may be subject to the receipt of approvals from certain governmental authorities, including the Federal Reserve, the OCC, and the U.S. Department of Justice, as well as the approval of our shareholders and the shareholders of companies that we seek to acquire. These approvals for acquisitions may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the acquisitions. Subject to requisite regulatory approvals, future business acquisitions may result in the issuance and payment of additional shares of stock, which would dilute current shareholders’ ownership interests. Additionally, acquisitions may involve the payment of a premium over book and market values. Therefore, dilution of our tangible book value and net income per common share could occur in connection with any future transaction.
34 Huntington Bancshares Incorporated

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
We rely on third-party service providers, both domestically and offshore, to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third-party relationships with vendors and others, there are risks associated with such activities. When entering a third-party relationship, the risks associated with that activity are not passed to the third-party but remain our responsibility. The Risk Oversight Committee of the Board of Directors provides oversight related to the overall risk management process associated with third-party relationships. Management is accountable for the review and evaluation of all new and existing third-party relationships. Management is responsible for ensuring that adequate controls are in place to protect us and our customers from the risks associated with vendor relationships.
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
2023 Form 10-K 35

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
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. Assumptions affecting our goodwill impairment evaluation include earnings projections, the discount rates used in the income approach to measure fair value, and observed peer multiples used in estimating the fair value under the market approach. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, which in turn could impact our ability to pay dividends. At December 31, 2023, the book value of our goodwill was $5.6 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
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
36 Huntington Bancshares Incorporated

Compliance Risks:
We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us.
The banking industry is highly regulated. We are subject to supervision, regulation, and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole - not to protect shareholders. These laws and regulations, many of which are discussed in Item 1: Business - “Regulatory Matters,” among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the U.S. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
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
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject may increase in times of financial crisis, as well as a result of other factors such as technological and market changes. Compliance with these laws and regulations have resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations, especially those that apply to our consumer operations, which has been an area of heightened focus, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.
2023 Form 10-K 37

We expect the current administration will continue to implement a regulatory reform agenda that is significantly different than that of the former administration. This reform agenda could include a heightened focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. The evolving regulatory and supervisory environment and uncertainty about the timing and scope of future laws, regulations and policies may contribute to decisions we may make to suspend, reduce, or withdraw from existing businesses, activities, or initiatives, which may result in potential lost revenue or significant restructuring or related costs or exposures.
In addition, regulatory responses in connection with severe market downturns or unforeseen stress events may alter or disrupt our planned future strategies and actions. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole, and the general economic climate and U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. During 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank, respectively. The failure of other banks and financial institutions and the measures taken by governments and regulators in response to these events could adversely impact our business, financial condition, and results of operations.
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
The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. FinCEN, a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and IRS.
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
38 Huntington Bancshares Incorporated

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
2023 Form 10-K 39

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
We also face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modification of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. For example, proposed changes to applicable capital and liquidity requirements, such as the Basel III Endgame Proposal and the long-term debt proposal, could result in increased expenses or cost of funding, which could negatively affect our financial results or our ability to pay dividends and engage in share repurchases.
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
Item 1B: Unresolved Staff Comments
None.
40 Huntington Bancshares Incorporated

Item 1C: Cybersecurity
Cybersecurity represents an important component of Huntington’s overall cross-functional approach to risk management. Our cybersecurity practices are integrated into Huntington’s ERM approach, and cybersecurity risks are among the core enterprise risks identified for oversight by our Board of Directors (“Board”) through our annual ERM assessment. See “Risk Factors—Operational Risks” for information on risks from cybersecurity threats. Our cybersecurity policies and practices follow the cybersecurity framework of the National Institute of Standards and Technology and other applicable industry standards.
Consistent with Huntington’s overall ERM policies and practices, our cybersecurity program includes:
•Vigilance: We maintain a global cybersecurity threat operation designed to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to our business.
•Collaboration: We have established collaboration mechanisms with public and private entities, including intelligence and enforcement agencies, industry groups, and third-party service providers to identify and assess cybersecurity risks.
•Systems Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, access controls, and ongoing vulnerability assessments.
•Third-Party Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, such as vendors, service providers, and other users of our systems.
•Education: We provide periodic and ongoing training for personnel regarding cybersecurity threats, with such training scaled to reflect the roles, responsibilities, and access of relevant personnel.
•Incident Response Planning: We have established and maintain incident response plans that address our response to a cybersecurity incident, and such plans are tested at least annually, or more frequently as needed.
•Communication and Coordination: We utilize a cross-functional approach to evaluating the risk from cybersecurity threats, involving management personnel from the technology, operations, legal, risk management, internal audit, and other key business functions, as well as members of our Board and the Technology Committee of the Board regarding cybersecurity threats and incidents.
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Technology Committee, which has responsibility for the development, implementation, maintenance, and risk management of the cybersecurity program and regularly interacts with Huntington’s ERM function, individual members of management, and relevant management committees.
A key part of Huntington’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, and other exercises focused on evaluating effectiveness. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments and reviews are reported to the Technology Committee and the Board, and we adjust our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.
The Technology Committee of the Board oversees the management of risks from cybersecurity threats, including the policies, processes and practices that management implements to address risks from cybersecurity threats. The Board and the Technology Committee each receive regular presentations and reports on cybersecurity risks which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to peers and vendors. The Board and the Technology Committee also receive prompt information regarding the occurrence of any potentially material cybersecurity incidents, including ongoing updates, when applicable. To keep the Board apprised of the continually shifting landscape, the Chief Information Security Officer provides updates to the Technology Committee on information security and cybersecurity matters on at least a quarterly basis, and more frequently as necessary. The entire Board also participates in periodic cyber-related tabletop exercises.
2023 Form 10-K 41

Huntington’s Chief Information Security Officer is a member of our Information and Technology Risk Committee that is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across Huntington. The Chief Information Security Officer also works with members of the ELT, which includes our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, and General Counsel. We believe our Board and management have the appropriate expertise, background, and depth of experience to manage risks arising from cybersecurity threats including applicable knowledge gained through industry experience, academia, ongoing internal and external training, and regular discussions with consultants and peers with applicable knowledge and expertise. In particular, one of our Board members has an extensive cybersecurity background, including having most recently served as the first-ever U.S. National Cyber Director. In addition, other members of our Board and management hold varying levels of relevant cybersecurity certifications.
The Company’s Chief Information Security Officer works collaboratively across Huntington to implement a program designed to identify and protect our information systems from cybersecurity threats and to promptly detect and respond to cybersecurity incidents. To facilitate this program, multi-disciplinary teams throughout Huntington are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with Huntington’s incident response plan. Through ongoing communications across the organization, the Chief Information Security Officer monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and reports such incidents to the CEO and the Technology Committee and the Board when appropriate, as discussed above.
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
Item 4: Mine Safety Disclosures
Not applicable.
42 Huntington Bancshares Incorporated

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Global Stock Market under the symbol “HBAN.” As of January 31, 2024, we had 29,674 shareholders of record.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Regulatory Matters” and in Note 23 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods Bank Index, for the period December 31, 2018, through December 31, 2023. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and many regional banks, including Huntington. An investment of $100 on December 31, 2018, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

$225
$200
$175
$150
$125
$100
$75
12/18
12/19
12/20
12/21
12/22
12/23
HBAN
S&P 500
KBW Bank Index

	2018	2019	2020	2021	2022	2023
HBAN	$100	$132	$117	$149	$142	$136
S&P 500	100	131	156	200	164	207
KBW Bank Index	100	136	122	169	133	132
For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.
Item 6:
[Reserved]

2023 Form 10-K 43

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
EXECUTIVE OVERVIEW
Acquisitions and Divestitures
In March 2023, Huntington completed the sale of the RPS business and entered into an ongoing partnership with the purchaser. The sale of our RPS business resulted in a $57 million gain including associated goodwill allocation, recorded within other noninterest income.
In June 2022, Huntington completed the acquisition of Capstone Partners, a top tier middle market investment bank and advisory firm. The transaction brings a national scale to serve middle market business owners throughout the corporate lifecycle, building on Huntington’s regional banking foundation. Capstone Partners related revenue, including mergers and acquisitions, capital raising and other advisory-related fees, is recognized within capital markets fees in the Consolidated Statements of Income. For further information, refer to Note 3 - “Business Combinations” of the Notes to Consolidated Financial Statements.
In May 2022, Huntington completed the acquisition of Torana, now known as Huntington ChoicePay, a digital payments business focused on business to consumer payments. This acquisition, along with the formation of our enterprise-wide payments group, reflects one of our strategic priorities to accelerate our payments capabilities and expand the services provided to our customers.
In June 2021, Huntington closed the acquisition of TCF Financial Corporation. TCF was a financial holding company headquartered in Detroit, Michigan with operations across the Midwest. The acquisition brought increased scale and market density, as well as added new markets and capabilities. Our operating results include the impact of TCF subsequent to the acquisition on June 9, 2021. For further information, refer to Note 3 - “Business Combinations” of the Notes to Consolidated Financial Statements.
Reporting Updates
During the fourth quarter of 2023, we updated the presentation of our noninterest income categories to align product and service types more closely with how we strategically manage our business. For a description of each updated noninterest income revenue stream refer to Note 15 - “Revenue from Contracts with Customers” of the Notes to the Consolidated Financial Statements.
During the fourth quarter of 2023, we revised our FTP methodology for non-maturity deposits, which has been enhanced to consider the internally modeled weighted average life by non-maturity deposit type. In general, the impact of the FTP methodology revision resulted in a higher cost of funds allocation as compared with the previous method.
To align with our strategic priorities, during the second quarter of 2023, we completed an organizational realignment and now report on two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, and other unallocated assets, liabilities, revenue, and expense. Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. The organizational realignment primarily involved consolidating our previously reported Consumer and Business Banking, Vehicle Finance and RBHPCG, into one new business segment called Consumer & Regional Banking.
44 Huntington Bancshares Incorporated

During the second quarter of 2023, we revised our process for assessing and monitoring the risk and performance of non-real estate secured commercial loans, primarily loans to REITs. These loans were reclassified from commercial real estate to the commercial and industrial loan category to align reporting with this process revision.
For the reporting updates discussed above, prior period results have been adjusted to conform to the current presentation.
2023 Financial Performance Review
Selected Financial Data

Table 1 - Selected Year to Date Income Statement Data
	Year Ended December 31,
		Change from 2022			Change from 2021
(amounts in millions, except per share data)	2023	Amount	Percent	2022	Amount	Percent	2021
Interest income	$8,916	$2,947	49%	$5,969	$1,778	42%	$4,191
Interest expense	3,477	2,781	400	696	607	682	89
Net interest income	5,439	166	3	5,273	1,171	29	4,102
Provision for credit losses	402	113	39	289	264	NM	25
Net interest income after provision for credit losses	5,037	53	1	4,984	907	22	4,077
Noninterest income	1,921	(60)	(3)	1,981	92	5	1,889
Noninterest expense	4,574	373	9	4,201	(174)	(4)	4,375
Income before income taxes	2,384	(380)	(14)	2,764	1,173	74	1,591
Provision for income taxes	413	(102)	(20)	515	221	75	294
Income after income taxes	1,971	(278)	(12)	2,249	952	73	1,297
Income attributable to non-controlling interest	20	9	82	11	9	NM	2
Net income attributable to Huntington Bancshares Inc	1,951	(287)	(13)	2,238	943	73	1,295
Dividends on preferred shares	142	29	26	113	(18)	(14)	131
Impact of preferred stock repurchases and redemptions	(8)	(8)	NM	—	(11)	NM	11
Net income applicable to common shares	$1,817	$(308)	(14)%	$2,125	$972	84%	$1,153
Average common shares—basic	1,446	5	—%	1,441	179	14%	1,262
Average common shares—diluted	1,468	3	—	1,465	178	14	1,287
Net income per common share—basic	$1.26	$(0.21)	(14)%	$1.47	$0.56	62%	$0.91
Net income per common share—diluted	1.24	(0.21)	(14)	1.45	0.55	61	0.90
Cash dividends declared	0.62	—	—	0.62	0.015	2	0.605
Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$5,439	$166	3%	$5,273	$1,171	29%	$4,102
FTE adjustment(1)	42	11	35	31	6	24	25
Net interest income, FTE (non-GAAP)(1)	5,481	177	3	5,304	1,177	29	4,127
Noninterest income	1,921	(60)	(3)	1,981	92	5	1,889
Total revenue, FTE (non-GAAP)(1)	$7,402	$117	2%	$7,285	$1,269	21%	$6,016
(1)    On an FTE basis assuming a 21% tax rate.
In 2023, we reported net income of $2.0 billion, a $287 million, or 13%, decrease from the prior year. Earnings per common share on a diluted basis for the year were $1.24, down 14% from the prior year. The current year reported net income was negatively impacted by the recognition of the FDIC DIF special assessment totaling $214 million, or $169 million after tax ($0.11 per common share), to recover the cost associated with protecting uninsured depositors as part of the 2023 bank failures and $69 million, or $55 million after tax ($0.04 per common share), of expense from staffing related initiatives and the consolidation of corporate locations. The prior year’s reported net income was negatively impacted by acquisition-related expenses totaling $95 million, or $76 million after tax ($0.05 per common share).
2023 Form 10-K 45

Net interest income for 2023 was $5.4 billion, up $166 million, or 3%, from 2022. FTE net interest income, a non-GAAP financial measure, increased $177 million, or 3%, from 2022. The increase in FTE net interest income reflected an increase in earning asset yields and the benefit of a $8.3 billion, or 5%, increase in average earning assets, partially offset by higher cost of funds and a $15.3 billion, or 13%, increase in average interest-bearing liabilities. Average earning asset growth included a $5.7 billion, or 5%, increase in loans and leases and a $4.5 billion, or 92%, increase in interest-earning deposits with banks, partially offset by a $1.4 billion, or 3%, decrease in average securities. The growth in average interest-bearing liabilities included a $10.1 billion, or 10%, increase in average interest-bearing deposits and a $5.2 billion, or 46%, increase in average borrowings.
The provision for credit losses increased $113 million, or 39%, to $402 million, primarily driven by a combination of loan and lease growth and modest overall ACL coverage ratio builds throughout 2023 that is reflective of the current macroeconomic environment. The ACL was $2.4 billion, or 1.97% of total loans and leases, at December 31, 2023, compared to $2.3 billion, or 1.90% of total loans and leases, at December 31, 2022.
Noninterest income of $1.9 billion, decreased $60 million, or 3%, from the prior year primarily due to lower gain on sale of loans, customer deposit and loan fees, and mortgage banking income, in addition to $24 million of unfavorable mark-to-market on the pay-fixed swaptions program, partially offset by a $57 million gain on the sale of our RPS business and increases in payments and cash management revenue and wealth and asset management revenue. Noninterest expense of $4.6 billion, increased $373 million, or 9%, from the prior year primarily due to the FDIC DIF special assessment of $214 million and an increase in personnel costs, partially offset by a decrease in acquisition-related expenses.
Total assets at December 31, 2023 were $189.4 billion, an increase of $6.5 billion, or 4%, compared to December 31, 2022. The increase in total assets was primarily driven by increases in interest-earning deposits with banks of $3.6 billion, or 71%, and loans and leases of $2.5 billion, or 2%. Total liabilities at December 31, 2023 were $170.0 billion, an increase of $4.8 billion, or 3%, compared to December 31, 2022. The increase in total liabilities was primarily driven by increases in total deposits of $3.3 billion, or 2%, and borrowings of $1.3 billion, or 11%.
The tangible common equity to tangible assets ratio was 6.14% at December 31, 2023, up 59 basis points from December 31, 2022, primarily due to an increase in tangible common equity related to earnings, net of dividends, and a decrease in accumulated other comprehensive loss due in part from a modest decline in interest rates at year-end, partially offset by higher tangible assets. CET1 risk-based capital ratio was 10.25%, up from 9.36% at December 31, 2022. The increase in regulatory capital ratios was primarily driven by earnings and a decrease in risk-weighted assets, partially offset by dividends. The decrease in risk-weighted assets was largely driven by the synthetic CRT related to an approximately $3 billion portfolio of on-balance sheet prime indirect auto loans.
Business Overview
General
Our general business objectives are to:
•Build on our vision to be the country’s leading people-first, digitally powered bank;
•Drive sustainable long-term revenue growth and efficiency;
•Deliver a Category of One customer experience through our distinguished brand and culture;
•Extend our digital leadership with focus on ease of use, access to information, and self-service across products and services;
•Leverage expertise and capabilities to acquire and deepen relationships and launching of select partnerships;
•Maintain positive operating leverage and execute disciplined capital management; and
•Provide stability and resilience through risk management, while maintaining an aggregate moderate-to-low, through-the-cycle risk appetite.
46 Huntington Bancshares Incorporated

Economy
Inflation continues to trend lower while remaining at levels above the Federal Reserve’s long run target. The Federal Reserve has shifted policy to a more balanced interest rate view and continues to further evaluate the impact of their monetary tightening and the overall health of the economy. The economy has continued to expand with fourth quarter of 2023 growth trending towards 2.0%. Equity markets have remained buoyant anticipating easier policy from the Federal Reserve in 2024. Further banking regulation has been delayed as recent regulatory proposals have been in their comment periods for an extended amount of time, with clarity on proposed amendments to the regulatory capital rule and long-term debt requirements for banks anticipated.
The consensus economic outlook assumes a soft landing through the first half of 2024 with modest growth in the second half of 2024. Inflation is expected to continue to fall, approaching target levels of 2% by the third quarter of 2024, as the Federal Reserve actions will likely result in lower GDP growth and higher unemployment.
Our 2023 results reflect the execution of our growth strategy and leveraging the strength of our balance sheet, delivered through sustained deposit growth, bolstered capabilities across our payments and other fee revenue areas, and expansion of our CET1. We have continued our disciplined management of credit consistent with our aggregate moderate-to-low, through-the-cycle risk appetite. With our disciplined and proactive approach, we believe Huntington is well positioned to manage through the uncertain economic outlook on the horizon. We remain focused on delivering profitable growth and driving value for our shareholders.
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
For a discussion of our results of operations for 2022 versus 2021, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2022 Form 10-K, filed with the SEC on February 17, 2023. In addition, discussion of our results of operations for 2022 versus 2021 for noninterest income and business segment discussion where prior period results have been adjusted to conform to the current presentation are included within this MD&A.
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

2023 Form 10-K 47

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Year Ended December 31,
	2023			2022
	Average	Interest Income	Yield/	Average	Interest Income	Yield/	Change from 2022 Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$9,309	$492	5.30%	$4,852	$83	1.70%	$4,457	92%
Securities:
Trading account securities	77	4	5.14	32	1	4.14	45	141
Available-for-sale securities:
Taxable	20,539	1,016	4.95	21,994	576	2.62	(1,455)	(7)
Tax-exempt	2,720	132	4.84	2,842	94	3.32	(122)	(4)
Total available-for-sale securities	23,259	1,148	4.93	24,836	670	2.70	(1,577)	(6)
Held-to-maturity securities—taxable	16,507	401	2.43	16,509	351	2.13	(2)	—
Other securities	933	53	5.70	845	27	3.16	88	10
Total securities	40,776	1,606	3.94	42,222	1,049	2.48	(1,446)	(3)
Loans held for sale	554	35	6.34	973	41	4.24	(419)	(43)
Loans and leases: (3)
Commercial:
Commercial and industrial	49,640	2,991	6.03	45,362	1,956	4.31	4,278	9
Commercial real estate	13,140	972	7.40	13,524	602	4.45	(384)	(3)
Lease financing	5,128	289	5.63	4,974	251	5.04	154	3
Total commercial	67,908	4,252	6.26	63,860	2,809	4.40	4,048	6
Consumer:
Residential mortgage	22,990	825	3.59	20,907	661	3.16	2,083	10
Automobile	12,881	561	4.36	13,454	472	3.51	(573)	(4)
Home equity	10,156	760	7.48	10,409	532	5.11	(253)	(2)
RV and marine	5,650	271	4.79	5,322	227	4.26	328	6
Other consumer	1,362	156	11.53	1,314	126	9.51	48	4
Total consumer	53,039	2,573	4.85	51,406	2,018	3.92	1,633	3
Total loans and leases	120,947	6,825	5.64	115,266	4,827	4.19	5,681	5
Total earning assets	171,586	8,958	5.22	163,313	6,000	3.67	8,273	5
Cash and due from banks	1,576			1,666			(90)	(5)
Goodwill and other intangible assets	5,731			5,688			43	1
All other assets	10,850			10,184			666	7
Allowance for loan and lease losses	(2,187)			(2,083)			(104)	(5)
Total assets	$187,556			$178,768			$8,788	5%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$39,826	$702	1.76%	$41,779	$158	0.38%	$(1,953)	(5)%
Money market deposits	40,401	1,135	2.81	33,733	112	0.33	6,668	20
Savings and other domestic deposits	18,345	23	0.13	21,316	5	0.02	(2,971)	(14)
Core certificates of deposit (4)	9,780	390	3.99	2,439	12	0.50	7,341	301
Other domestic deposits of $250,000 or more	354	13	3.56	233	1	0.47	121	52
Negotiable CDs, brokered and other deposits	4,697	234	4.98	3,838	75	1.96	859	22
Total interest-bearing deposits	113,403	2,497	2.20	103,338	363	0.35	10,065	10
Short-term borrowings	3,081	179	5.81	2,485	46	1.86	596	24
Long-term debt	13,324	801	6.01	8,724	287	3.29	4,600	53
Total interest-bearing liabilities	129,808	3,477	2.68	114,547	696	0.61	15,261	13
Demand deposits—noninterest-bearing	33,985			41,574			(7,589)	(18)
All other liabilities	5,080			4,353			727	17
Total liabilities	168,873			160,474			8,399	5
Total Huntington shareholders’ equity	18,634			18,263			371	2
Non-controlling interest	49			31			18	58
Total equity	18,683			18,294			389	2
Total liabilities and shareholders’ equity	$187,556			$178,768			$8,788	5%
Net interest rate spread			2.54			3.06
Impact of noninterest-bearing funds on margin			0.65			0.19
Net interest margin/NII (FTE)		$5,481	3.19%		$5,304	3.25%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.

48 Huntington Bancshares Incorporated

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
	Year Ended December 31,
	2022			2021
	Average	Interest Income	Yield/	Average	Interest Income	Yield/	Change from 2021 Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$4,852	$83	1.70%	$8,501	$12	0.13%	$(3,649)	(43)%
Securities:
Trading account securities	32	1	4.14	50	1	3.32	(18)	(36)
Available-for-sale securities:
Taxable	21,994	576	2.62	19,767	261	1.32	2,227	11
Tax-exempt	2,842	94	3.32	2,916	71	2.42	(74)	(3)
Total available-for-sale securities	24,836	670	2.70	22,683	332	1.46	2,153	9
Held-to-maturity securities—taxable	16,509	351	2.13	10,000	174	1.74	6,509	65
Other securities	845	27	3.16	556	10	1.75	289	52
Total securities	42,222	1,049	2.48	33,289	517	1.55	8,933	27
Loans held for sale	973	41	4.24	1,398	41	2.96	(425)	(30)
Loans and leases: (3)
Commercial:
Commercial and industrial	45,362	1,956	4.31	38,294	1,476	3.86	7,068	18
Commercial real estate	13,524	602	4.45	10,016	332	3.31	3,508	35
Lease financing	4,974	251	5.04	3,739	186	4.98	1,235	33
Total commercial	63,860	2,809	4.40	52,049	1,994	3.83	11,811	23
Consumer:
Residential mortgage	20,907	661	3.16	15,953	479	3.00	4,954	31
Automobile	13,454	472	3.51	13,008	471	3.62	446	3
Home equity	10,409	532	5.11	10,018	391	3.90	391	4
RV and marine	5,322	227	4.26	4,672	199	4.27	650	14
Other consumer	1,314	126	9.51	1,118	112	10.04	196	18
Total consumer	51,406	2,018	3.92	44,769	1,652	3.69	6,637	15
Total loans and leases	115,266	4,827	4.19	96,818	3,646	3.77	18,448	19
Total earning assets	163,313	6,000	3.67	140,006	4,216	3.01	23,307	17
Cash and due from banks	1,666			1,356			310	23
Goodwill and other intangible assets	5,688			4,108			1,580	38
All other assets	10,184			8,804			1,380	16
Allowance for loan and lease losses	(2,083)			(1,993)			(90)	(5)
Total assets	$178,768			$152,281			$26,487	17%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$41,779	$158	0.38%	$32,708	$12	0.04%	$9,071	28%
Money market deposits	33,733	112	0.33	30,039	21	0.07	3,694	12
Savings and other domestic deposits	21,316	5	0.02	17,357	5	0.03	3,959	23
Core certificates of deposit (4)	2,439	12	0.50	2,368	1	0.03	71	3
Other domestic deposits of $250,000 or more	233	1	0.47	353	1	0.21	(120)	(34)
Negotiable CDs, brokered and other deposits	3,838	75	1.96	3,525	5	0.16	313	9
Total interest-bearing deposits	103,338	363	0.35	86,350	45	0.05	16,988	20
Short-term borrowings	2,485	46	1.86	278	1	0.20	2,207	794
Long-term debt (5)	8,724	287	3.29	7,479	43	0.57	1,245	17
Total interest-bearing liabilities	114,547	696	0.61	94,107	89	0.09	20,440	22
Demand deposits—noninterest-bearing	41,574			37,960			3,614	10
All other liabilities	4,353			3,205			1,148	36
Total liabilities	160,474			135,272			25,202	19
Total Huntington shareholders’ equity	18,263			16,997			1,266	7
Non-controlling interest	31			12			19	158
Total equity	18,294			17,009			1,285	8
Total liabilities and shareholders’ equity	$178,768			$152,281			$26,487	17%
Net interest rate spread			3.06			2.92
Impact of noninterest-bearing funds on margin			0.19			0.03
Net interest margin/NII (FTE)		$5,304	3.25%		$4,127	2.95%
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

2023 Form 10-K 49

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 3 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2023			2022
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
FTE basis (2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$248	$1,750	$1,998	$744	$437	$1,181
Investment securities	(38)	595	557	165	367	532
Other earning assets	129	274	403	(30)	101	71
Total interest income from earning assets	339	2,619	2,958	879	905	1,784
Deposits	39	2,095	2,134	11	307	318
Short-term borrowings	13	120	133	30	15	45
Long-term debt	200	314	514	8	236	244
Total interest expense of interest-bearing liabilities	252	2,529	2,781	49	558	607
Net interest income	$87	$90	$177	$830	$347	$1,177
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Calculated assuming a 21% tax rate.

Net Interest Income
Net interest income for 2023 increased $166 million, or 3%, from 2022. FTE net interest income, a non-GAAP financial measure, for 2023 increased $177 million, or 3%, from 2022. The increase in FTE net interest income reflected an increase in yields on loans and leases and investment securities and an $8.3 billion, or 5%, increase in average total earning assets, partially offset by higher cost of funds and a $15.3 billion, or 13%, increase in average interest-bearing liabilities.
Net interest income for 2023 included $30 million of net interest income from purchase accounting accretion, compared to $61 million and $21 million from purchase accounting accretion and accelerated PPP loan fees recognized upon forgiveness payments from the SBA, respectively, in 2022.
Average Balance Sheet
Average assets of $187.6 billion for 2023 increased $8.8 billion, or 5%, from 2022, primarily due to increases in average loans and leases of $5.7 billion, or 5%, and average interest-earning deposits with banks of $4.5 billion, or 92%, partially offset by a decrease in average total securities of $1.4 billion, or 3%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $4.0 billion, or 6%, and average consumer loans of $1.6 billion, or 3%.
Average liabilities for 2023 increased $8.4 billion, or 5%, from 2022, primarily due to increases in average borrowings and deposits. Average borrowings increased $5.2 billion, or 46%, driven by new debt issuances and higher FHLB borrowings reflecting actions taken as part of ongoing management of funding needs. Total average deposits increased $2.5 billion, or 2%, primarily due to an increase in average interest-bearing deposits of $10.1 billion, or 10%, largely due to increases in average certificates of deposits and money market deposits, partially offset by a decrease in average noninterest-bearing deposits of $7.6 billion, or 18%.
Average shareholders’ equity for 2023 increased $371 million, or 2%, from 2022 primarily due to earnings net of dividends, a reduction in average accumulated other comprehensive loss driven by changes in interest rates, and the net issuance of preferred stock.
50 Huntington Bancshares Incorporated

Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ACL at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio, and unfunded lending commitments.
The provision for credit losses in 2023 was $402 million, an increase of $113 million, or 39%, from 2022. The increase in provision expense over the prior year was driven by a combination of loan and lease growth and modest overall ACL coverage ratio builds throughout 2023 that is reflective of the current macroeconomic environment.
The components of the provision for credit losses were as follows:

Table 4 - Provision for Credit Losses
	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Provision for loan and lease losses	$407	$212	$(1)
Provision for unfunded lending commitments	(5)	73	26
Provision for securities	—	4	—
Total provision for credit losses	$402	$289	$25
Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Year Ended December 31,
		Change from 2022			Change from 2021
(dollar amounts in millions)	2023	Amount	Percent	2022	Amount	Percent	2021
Payments and cash management revenue	$585	$24	4%	$561	$60	12%	$501
Wealth and asset management revenue	328	28	9	300	31	12	269
Customer deposit and loan fees	312	(38)	(11)	350	40	13	310
Capital markets and advisory fees	248	(17)	(6)	265	109	70	156
Leasing revenue	112	(14)	(11)	126	27	27	99
Mortgage banking income	109	(35)	(24)	144	(165)	(53)	309
Insurance income	74	(5)	(6)	79	(3)	(4)	82
Bank owned life insurance income	66	10	18	56	(13)	(19)	69
Gain on sale of loans	14	(43)	(75)	57	48	NM	9
Net gains (losses) on sales of securities	(7)	(7)	NM	—	(9)	NM	9
Other noninterest income	80	37	86	43	(33)	(43)	76
Total noninterest income	$1,921	$(60)	(3)%	$1,981	$92	5%	$1,889
2023 noninterest income was $1.9 billion, a decrease of $60 million, or 3%, from the prior year. Gain on sale of loans decreased $43 million, or 75%, primarily resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination. Customer deposit and loan fees decreased $38 million, or 11%, primarily due to program changes and a reduction in loan commitment fees. Mortgage banking income decreased $35 million, or 24%, primarily reflecting lower secondary marketing spreads and lower salable volume. Capital markets and advisory fees decreased $17 million, or 6%, primarily due to lower interest rate derivative and trading fees, partially offset by an increase in advisory fees. Partially offsetting these decreases, other noninterest income increased $37 million, or 86%, primarily due to a $57 million gain on the sale of our RPS business, including associated goodwill allocation, partially offset by $24 million of unfavorable mark-to-market related to the pay-fixed swaptions program. Wealth and asset management revenue increased $28 million, or 9%, primarily due to an increase in annuity commissions. Payments and cash management revenue increased $24 million, or 4%, primarily due to higher debit and credit card transaction revenue.
2023 Form 10-K 51

2022 noninterest income was $2.0 billion, an increase of $92 million, or 5%, from the prior year. Capital markets and advisory fees increased $109 million, or 70%, primarily reflecting higher advisory fees supported by the impact of Capstone Partners acquisition, in addition to an increase in syndication, foreign exchange, and interest rate derivative fees. Payments and cash management revenue increased $60 million, or 12%, primarily due to the full-period impact on volume due to TCF customers, partially offset by program changes. Gain on sale of loans increased $48 million primarily due to sales of SBA loans during the first through third quarters of 2022. Customer deposit and loan fees increased $40 million, or 13%, primarily due to the full-period impact on volume due to TCF customers, partially offset by the impact from program changes. Wealth and asset management revenue increased $31 million, or 12%, primarily due to the full-period impact of the TCF acquisition and an increase in sales. Leasing revenue increased $27 million, or 27%, primarily due to the full-period impact of the TCF acquisition. Partially offsetting these decreases, mortgage banking income decreased $165 million, or 53%, primarily reflecting lower salable volume and secondary marketing spreads and bank owned life insurance decreased $13 million, or 19%, primarily due to valuation adjustments and lower benefit claims.

Noninterest Expense

The following table reflects noninterest expense for each of the periods presented:

Table 6 - Noninterest Expense
	Year Ended December 31,
		Change from 2022			Change from 2021
(dollar amounts in millions)	2023	Amount	Percent	2022	Amount	Percent	2021
Personnel costs	$2,529	$128	5%	$2,401	$66	3%	$2,335
Outside data processing and other services	605	(5)	(1)	610	(240)	(28)	850
Deposit and other insurance expense	302	235	NM	67	16	31	51
Equipment	263	(6)	(2)	269	21	8	248
Net occupancy	246	—	—	246	(31)	(11)	277
Marketing	115	24	26	91	2	2	89
Professional services	99	22	29	77	(36)	(32)	113
Amortization of intangibles	50	(3)	(6)	53	5	10	48
Lease financing equipment depreciation	27	(18)	(40)	45	4	10	41
Other noninterest expense	338	(4)	(1)	342	19	6	323
Total noninterest expense	$4,574	$373	9%	$4,201	$(174)	(4)%	$4,375
Number of employees (average full-time equivalent)	19,955	35	—%	19,920	1,478	8%	18,442
Noninterest expense was $4.6 billion, an increase of $373 million, or 9%, from the prior year. Deposit and other insurance expense increased $235 million primarily due to the FDIC DIF special assessment of $214 million and the 2 basis point higher base assessment rate enacted for the banking industry at the beginning of 2023. Personnel costs increased $128 million, or 5%, primarily due to $52 million of expense related to staffing efficiency initiatives, the impact of merit increases, and the impact of the Capstone Partners acquisition, partially offset by $8 million of acquisition-related expenses recognized in the prior year. Marketing expense increased $24 million, or 26%, primarily reflecting actions taken to deepen and acquire new customer relationships. Professional services expense increased $22 million, or 29%, primarily due to an increase in consulting fees related to regulatory and scale initiatives. Partially offsetting these increases, lease financing equipment depreciation decreased $18 million, or 40%, and outside data processing and other services decreased $5 million, or 1%, primarily due to a decrease of $41 million in acquisition-related expenses, partially offset by higher technology investments. Net occupancy remained unchanged as corporate real estate and branch consolidation expenses and a decrease in gain on sale of fixed assets were offset by $32 million in acquisition-related expenses recognized in the prior year.
52 Huntington Bancshares Incorporated

Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 18 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
The provision for income taxes was $413 million for 2023, compared with $515 million in 2022. The effective tax rates for 2023 and 2022 were 17.3% and 18.6%, respectively. Both years included the benefits from general business credits, tax-exempt income, tax-exempt bank owned life insurance income and investments in qualified affordable housing projects. The decrease in the effective tax rate was largely due to lower pretax income, higher general business credits and an increase in discrete tax benefits, partially offset by capital losses recognized in 2022.
The net federal deferred tax asset was $616 million, and the net state deferred tax asset was $94 million at December 31, 2023. As of December 31, 2023 and 2022, there was no valuation allowance on federal deferred taxes. In 2023, a decrease of $1 million in the provision for state income taxes, net of federal tax effect, was recorded for the portion of state deferred tax assets that are not more likely than not to be realized, compared to a decrease of $3 million, net of federal tax effect, in 2022.
RISK MANAGEMENT AND CAPITAL
Risk Governance
Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. Controls include, among other, effective segregation of duties, access management, and authorization and reconciliation procedures, as well as staff education and a disciplined assessment process.
We use a multi-faceted approach to risk governance. It begins with the Board of Directors, which has defined our risk appetite as aggregate moderate-to-low, through-the-cycle. This does not preclude engagement in select higher risk activities. Rather, the definition is intended to represent an aggregate view of where we want our overall risk to be managed.
Three Board committees primarily oversee implementation and monitoring of the risk appetite:
•Our Risk Oversight Committee assists the Board in overseeing management of material risks, the approval and monitoring of our capital position and plan that aligns to our overall aggregate moderate-to-low, through-the-cycle risk appetite, the risk governance structure, compliance with applicable laws and regulations, and determining adherence to the board’s stated risk appetite. The ROC has oversight responsibility of our key risk exposures: credit, market, liquidity, compliance, operational, strategic, and reputational. Both our Chief Risk Officer and Credit Review Director report directly to the ROC. This committee also oversees our capital management and planning process, ensures that the amount and quality of capital are adequate in relation to expected and unexpected risks, and that our capital levels exceed “well-capitalized” requirements.
•Our Technology Committee assists our Board in fulfilling its oversight responsibilities with respect to all technology and cybersecurity strategies and plans. The Technology Committee is charged with evaluating Huntington’s capability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. Our Technology Committee provides oversight of technology investments and plans to drive efficiency as well as to meet defined standards for risk, information security, and redundancy. Our Technology Committee oversees the allocation of technology costs and ensures that they are understood by the Board. Our Technology Committee monitors and evaluates innovation and technology trends that may affect our strategic plans, including monitoring of overall industry trends. The Technology Committee reviews and provides oversight of our continuity and disaster recovery planning and preparedness.
2023 Form 10-K 53

•Our Audit Committee oversees the integrity of the consolidated financial statements, including policies, procedures, and practices regarding the preparation of financial statements, the financial reporting process, disclosures, and internal control over financial reporting. The Audit Committee also provides assistance to our Board in overseeing the internal audit department and the independent registered public accounting firm’s qualifications and independence; compliance with our Financial Code of Ethics for the chief executive officer and senior financial officers; compliance with corporate securities trading policies; compliance with legal and regulatory requirements; and financial risk exposures in coordination with the ROC.
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
Our Risk Oversight and Technology Committees hold joint sessions to cover matters relevant to both such as cybersecurity and IT risk and control projects and risk assessments.
Further, through our Human Resources and Compensation Committee, our Board seeks to ensure its overall compensation programs are balanced and align the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, equity deferrals, recoupment provisions, and the right to terminate compensation plans at any time.
Management has implemented an Enterprise Risk Management and Risk Appetite Framework. Critically important is our self-assessment process, in which each first-line business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our second-line risk management organization of major risk sectors (e.g., credit, market, liquidity, operational, compliance, strategic, and reputation) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control environment, the direction of risk, and our position compared to the Board’s defined risk appetite.
Management also utilizes a wide range of metrics (key risk indicators) to monitor risk positions throughout the Company. In general, thresholds for each metric are established, which allows the Company to operate within an aggregate moderate-to-low, through-the-cycle risk appetite. Deviations from the thresholds will indicate if the risk being measured exceeds desired tolerance, which may then necessitate corrective action.
We also have executive level committees to manage and oversee risk, including: ALCO, Credit Policy and Strategy, Risk Management, and Capital Management. Each committee focuses on specific categories of risk and is supported by a series of subcommittees that are tactical in nature. We believe this structure helps ensure appropriate escalation of issues and overall communication of strategies.
Huntington utilizes three lines of defense with regard to risk management: (1) business segments, (2) corporate risk management, and (3) internal audit and credit review. To induce greater ownership of risk within our business segments, segment risk officers have been embedded in the business to identify and monitor risk, elevate and remediate issues, establish controls, perform self-testing, and oversee the self-assessment process. Corporate Risk Management establishes policies, sets operating limits, reviews new or modified products/processes, oversees first-line risk-taking activity, and produces the enterprise risk assessment. The Chief Risk Officer has significant input into the design and outcome of incentive compensation plans. Internal audit and credit review provide additional assurance that risk-related functions are operating as intended.
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
54 Huntington Bancshares Incorporated

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
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 4 - "Investment Securities and Other Securities" of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, swaptions, swaption collars, floors, forward contracts, and forward starting interest rate swaps are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal. (See Note 1 - "Significant Accounting Policies" of the Notes to Consolidated Financial Statements.)
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
2023 Form 10-K 55

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
Loan and Lease Credit Exposure Mix
At December 31, 2023, our loans and leases totaled $122.0 billion, representing a $2.5 billion, or 2%, increase compared to $119.5 billion at December 31, 2022.
The table below provides the composition of our total loan and lease portfolio:

Table 7 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2023		2022
Commercial:
Commercial and industrial	$50,657	42%	$48,121	41%
Commercial real estate	12,422	10	13,640	11
Lease financing	5,228	4	5,252	4
Total commercial	68,307	56	67,013	56
Consumer:
Residential mortgage	23,720	20	22,226	19
Automobile	12,482	10	13,154	11
Home equity	10,113	8	10,375	9
RV and marine	5,899	5	5,376	4
Other consumer	1,461	1	1,379	1
Total consumer	53,675	44	52,510	44
Total loans and leases	$121,982	100%	$119,523	100%
56 Huntington Bancshares Incorporated

Total commercial loans and leases were $68.3 billion at December 31, 2023 and represented 56% of our total loan and lease credit exposure at that date. Our commercial loan portfolio is diversified by product type, customer size, and geography, and is comprised of the following (see Commercial Credit discussion):
C&I – C&I loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects, and to institutional sponsors supporting REITs. We focus on borrowers doing business within our geographic markets. C&I loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, healthcare, technology & telecom, finance and insurance, etc.) and/or lending disciplines (equipment finance, distribution finance, asset-based lending, etc.), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value-added expertise to these specialty customers.
CRE – The CRE portfolio includes both CRE commercial and CRE construction loans. CRE commercial loans are loans to developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property. Appropriate appraisals are obtained at origination and updated on an as needed basis in compliance with regulatory requirements and our credit policies. CRE construction loans are loans to developers, companies, or individuals used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our CRE construction portfolio primarily consists of multi-family, retail, and warehouse property types. Generally, these loans are for construction projects that have been pre-sold or pre-leased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.
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
2023 Form 10-K 57

Total consumer loans were $53.7 billion at December 31, 2023 and represented 44% of our total loan and lease credit exposure at that date. The consumer portfolio is comprised primarily of residential mortgages, automobile loans, home equity loans and lines-of-credit, and RV and marine finance (see Consumer Credit discussion).
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
Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 17% of the total exposure, with no individual state representing more than 6%. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
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
RV and marine – RV and marine loans are loans provided to consumers for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 35 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 24% of the balances within our core footprint states.
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
58 Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2022 are consistent with the portfolio growth metrics.

Table 8 - Loan and Lease Portfolio by Industry Type	At December 31,
(dollar amounts in millions)	2023		2022
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,897	13%	$16,310	14%
Retail trade (2)	11,417	9	9,894	8
Manufacturing	7,183	6	7,809	7
Finance and insurance (1)	5,025	4	5,005	4
Health care and social assistance (1)	4,464	4	4,293	4
Wholesale Trade	3,647	3	3,922	3
Accommodation and food services	3,107	3	3,335	3
Transportation and warehousing	3,107	3	3,246	3
Utilities	2,533	2	1,298	1
Professional, scientific, and technical services	2,035	2	1,899	2
Other Services	1,864	2	2,097	2
Construction	1,738	1	1,757	1
Admin./Support/Waste Mgmt. and Remediation Services	1,498	1	1,370	1
Arts, entertainment, and recreation	1,366	1	1,424	1
Information	1,291	1	1,167	1
Public administration	704	1	667	1
Agriculture, forestry, fishing, and hunting	454	—	455	—
Educational Services	448	—	513	—
Management of companies and enterprises	122	—	127	—
Mining, quarrying, and oil and gas extraction	102	—	196	—
Unclassified/other	305	—	229	—
Total commercial loans and leases by industry category	68,307	56	67,013	56
Residential mortgage	23,720	20	22,226	19
Automobile	12,482	10	13,154	11
Home Equity	10,113	8	10,375	9
RV and marine	5,899	5	5,376	4
Other consumer loans	1,461	1	1,379	1
Total loans and leases	$121,982	100%	$119,523	100%
(1)    Non-real estate secured commercial loans to REITs, which are classified in the C&I loan category, are included in the real estate, finance and insurance, and health care industry types.
(2)    Amounts include $3.3 billion and $2.3 billion of auto dealer services loans at December 31, 2023 and December 31, 2022, respectively.
2023 Form 10-K 59

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
Substantially all loans categorized as Classified (See Note 5 - “Loans and Leases” of the Notes to Consolidated Financial Statements) are managed by FRG. FRG is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
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
60 Huntington Bancshares Incorporated

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
CRE PORTFOLIO
We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 120% of required interest and principal payments, and (3) if the commercial real estate is non-owner occupied, require that pre-leasing generates break-even interest-only debt service. We actively monitor property-type concentrations and both geographic and property-type performance metrics of all CRE loan types, with a focus on loans identified as higher risk based on the risk rating methodology. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.
Dedicated real estate professionals originate and manage the portfolio. The portfolio is diversified by property-type and loan size, and this diversification represents a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination of the loan, the credit review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.
The following tables present our commercial real estate portfolio by property-type and geographic location.

Table 9 - Commercial Real Estate Portfolio by Property-type
	At December 31, 2023		At December 31, 2022
(dollar amounts in millions)	Amount by Property-Type	% of Total Loans and Leases	Amount by Property-Type	% of Total Loans and Leases
Multi-family	$4,708	4%	$4,701	4%
Warehouse/industrial	2,029	2	2,256	2
Office	1,825	1	2,167	2
Retail	1,725	1	1,841	1
Hotel	938	1	1,186	1
Other	1,197	1	1,489	1
Total commercial real estate loans and leases	$12,422	10%	$13,640	11%

Table 10 - Commercial Real Estate Portfolio by Geographic Location
	At December 31, 2023		At December 31, 2022
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE loans and leases	Amount by Location (1)	% of Total CRE loans and leases
Michigan	$2,498	20%	$3,005	22%
Ohio	2,364	19	2,674	20
Illinois	904	7	872	6
Florida	733	6	807	6
Texas	605	5	633	5
Minnesota	462	4	496	4
Wisconsin	407	3	431	3
Colorado	398	3	501	4
Virginia	393	3	138	1
Georgia	368	3	548	4
Other	3,290	27	3,535	25
Total commercial real estate loans and leases	$12,422	100%	$13,640	100%
(1)Geographic location based on location of underlying collateral.
2023 Form 10-K 61

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
Following the COVID-19 pandemic, remote work options have led to increased vacancy rates and underutilization of office space across the country. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.8 billion, or 1%, of total loans and leases, as of December 31, 2023. We have established ACL reserves of approximately 10% for our office portfolio. At December 31, 2023, there was $25 million of outstanding balances in the office portfolio that were 30 or more days past due.
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
62 Huntington Bancshares Incorporated

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
We have continued to consistently execute our value proposition and take advantage of available market opportunities. Importantly, we have maintained our high credit quality standards while also maintaining strong origination volume.
RV AND MARINE PORTFOLIO
Our strategy in the RV and Marine portfolio focuses on high quality borrowers, combined with appropriate LTVs, terms, and profitability. Although entering new markets can be associated with increased risk levels, we believe our disciplined strategy and operational processes significantly mitigate these risks.
Credit Quality
(This section should be read in conjunction with Note 5 - “Loans and Leases and Note 6 - “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.)
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
Credit quality performance in 2023 reflected NCOs of $273 million, or 0.23%, of average total loans and leases, an increase from $121 million, or 0.11%, in the prior year, driven by an $143 million increase in Commercial NCOs. NPAs increased $117 million, or 20%, to $711 million, primarily driven by increases in commercial and industrial and commercial real estate NALs.
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
2023 Form 10-K 63

Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $498 million of commercial related NALs at December 31, 2023, $260 million, or 52%, represent loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due, and if not fully charged-off are placed on non-accrual.
When loans and leases are placed on nonaccrual, any accrued interest is reversed against interest income. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
The following table reflects period-end NALs and NPAs detail:

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets
	At December 31,
(dollar amounts in millions)	2023	2022
Nonaccrual loans and leases (NALs):
Commercial and industrial	$344	$288
Commercial real estate	140	92
Lease financing	14	18
Residential mortgage	72	90
Automobile	4	4
Home equity	91	76
RV and marine	2	1
Total nonaccrual loans and leases	667	569
Other real estate, net	10	11
Other NPAs (1)	34	14
Total nonperforming assets	$711	$594
Nonaccrual loans and leases as a % of total loans and leases	0.55%	0.48%
NPA ratio (2)	0.58	0.50
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
64 Huntington Bancshares Incorporated

Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the Allowance for Credit Loss Development Methodology Committee described below. These macroeconomic scenarios contain certain variables that are influential to our modeling process, the most significant being unemployment rates and GDP. The probability weights assigned to each scenario are generally expected to be consistent from period to period. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the macroeconomic scenarios. Lifetime losses for most of our loans and leases are evaluated collectively based on similar risk characteristics, risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
The baseline scenario used for the 2023 fourth quarter assumes softening of the labor market is underway and will continue through early 2025 causing the unemployment rate to gradually increase, peaking at 4.1% in the first quarter of 2025 before marginally improving to 3.9% by 2027. The overnight federal funds rate is forecasted to have peaked during the third quarter of 2023, remaining at this terminal level until mid-2024 as the Federal Reserve continues to address inflation levels and tightness in the labor market. The Federal Reserve is expected to start cutting rates in the third quarter of 2024 at a rate of 25 basis points per quarter until reaching 3% in late 2026. Inflation is forecasted to drop from 3.3% year over year at the end of 2023 to the Federal Reserve’s target rate of 2% by the fourth quarter of 2024. The GDP forecast for 2024 has fallen from prior year end, a result of elevated interest rates and tightening credit conditions over the past year. GDP is now forecasted to be 1.5% by the fourth quarter of 2024.
Management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate for the allowance. The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed between those used in the year 2022 and 2023 ACL determination:

Table 12 - Forecasted Key Macroeconomic Variables
	2022	2023		2024
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2022	3.7%	3.9%	4.1%	4.1%	3.9%
4Q 2023	N/A	N/A	3.8	3.9	4.0
Gross Domestic Product (1)
4Q 2022	(0.1)%	0.4%	2.0%	2.3%	2.7%
4Q 2023	N/A	N/A	0.8	1.2	1.5
(1)Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflected a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact of specific challenges in the commercial real estate industry, recent inflation levels, higher interest rates, and the significant conflicts on-going around the world will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2023 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
2023 Form 10-K 65

Our Allowance for Credit Loss Development Methodology Committee is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded lending commitments, where appropriate. Losses related to the unfunded lending commitments are then recorded as AULC within other liabilities in the Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation. (See Note 1 - "Significant Accounting Policies" of the Notes to Consolidated Financial Statements).
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. For further information, including the ALLL and AULC activity by portfolio segment, refer to Note 6 - “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.
The table below reflects the allocation of our ALLL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL:

Table 13 - Allocation of Allowance for Credit Losses
	At December 31,
	2023			2022
(dollar amounts in millions)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$993	44%	42%	$939	45%	41%
Commercial real estate	522	23	10	433	20	11
Lease financing	48	2	4	52	2	4
Total commercial	1,563	69	56	1,424	67	56
Consumer
Residential mortgage	188	8	20	187	8	19
Automobile	142	7	10	141	7	11
Home equity	114	5	8	105	5	9
RV and marine	148	7	5	143	7	4
Other consumer	100	4	1	121	6	1
Total consumer	692	31	44	697	33	44
Total ALLL	2,255			2,121
AULC	145			150
Total ACL	$2,400			$2,271
Total ALLL as % of:
Total loans and leases	1.85%			1.77%
Nonaccrual loans and leases	338			373
NPAs	317			357
Total ACL as % of:
Total loans and leases	1.97%			1.90%
Nonaccrual loans and leases	360			400
NPAs	337			382
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At December 31, 2023, the ACL was $2.4 billion, or 1.97%, of total loans and leases, compared to $2.3 billion, or 1.90%, at December 31, 2022. The increase in the total ACL was primarily driven by a combination of loan and lease growth and modest overall coverage ratio builds throughout 2023. The ACL coverage ratio at December 31, 2023 is reflective of the current macro-economic environment.
66 Huntington Bancshares Incorporated

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
The following table reflects NCO detail:

Table 14 - Net Loan and Lease Charge-offs
	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$107	$(2)	$99
Commercial real estate	57	8	17
Lease financing	(6)	9	44
Total commercial	158	15	160
Consumer:
Residential mortgage	2	(2)	(1)
Automobile	21	6	(6)
Home equity	(1)	(5)	(5)
RV and marine	12	8	5
Other consumer	81	99	62
Total consumer	115	106	55
Total net charge-offs	$273	$121	$215
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.22%	—%	0.26%
Commercial real estate	0.43	0.06	0.16
Lease financing	(0.12)	0.18	1.18
Total commercial	0.23	0.03	0.31
Consumer:
Residential mortgage	0.01	(0.01)	—
Automobile	0.16	0.05	(0.05)
Home equity	(0.01)	(0.05)	(0.05)
RV and marine	0.21	0.15	0.10
Other consumer	6.03	7.55	5.56
Total consumer	0.22	0.21	0.12
Net charge-offs as a % of average loans	0.23%	0.11%	0.22%
2023 Form 10-K 67

NCOs were 0.23% of average loans and leases in 2023, up from 0.11% in 2022. NCOs for commercial loans and leases were higher, with net charge-offs of 0.23% in 2023 compared to 0.03% in 2022, driven by increases in both commercial and industrial and commercial real estate portfolios and reflecting the continued normalization of net charge-offs. Consumer net charge-offs were modestly higher in 2023 compared to 2022, with increases in the automobile and RV and marine portfolios partially offset by lower NCOs in other consumer loans.
Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces market risk. We are primarily exposed to interest rate risk as a result of offering a wide array of financial products to our customers, and secondarily, to price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions, equity investments, and investments in securities backed by mortgage loans.
We measure market risk exposure via financial simulation models, which provide management with insights on the potential impact to net interest income and other key metrics as a result of changes in market interest rates. Models are used to simulate cash flows and accrual characteristics of the balance sheet based on assumptions regarding the slope or shape of the yield curve, the direction and volatility of interest rates, and the changing composition and characteristics of the balance sheet resulting from strategic objectives and customer behavior. Our models incorporate market-based assumptions that include the impact of changing interest rates on prepayment rates of assets and runoff of deposits. The models also include our projections of the future volume and pricing of various business lines.
In measuring the financial risks associated with interest rate sensitivity in our balance sheet, we compare a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward rates reflect the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios which are immediate parallel rate shifts, and “ramp” scenarios where the parallel shift is applied gradually over the first 12 months of the forecast on a pro rata basis. In both shock and ramp scenarios with falling rates, we presume that market rates will not go below 0%. The scenarios are inclusive of all executed interest rate risk hedging activities. Forward starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest bearing deposits on our total deposit beta. Our cumulative to-date total deposit beta (total cost of deposits) is 41% within the current rate cycle, which started in March 2022.
Interest rate risk is measured across a range of scenarios and the results are reported to the ROC at least quarterly. A comprehensive discussion of risk management governance can be found in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Governance” section of this Form 10-K.
We use two approaches to model interest rate risk: Net interest income at risk (NII at risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a variety of interest rate scenarios. The NII at Risk results included in the table below reflect the analysis used monthly by management. It models gradual “ramp” -200, -100, +100 and +200 basis point parallel shift scenarios implied by the forward yield curve over the next 12 months.
68 Huntington Bancshares Incorporated

Table 15 - Net Interest Income at Risk
	December 31, 2023			December 31, 2022
	Federal Funds Rate (1)			Federal Funds Rate (1)
Basis point change scenario	Starting Point (2)	Month 12 (3)	NII at Risk (%)	Starting Point (2)	Month 12 (3)	NII at Risk (%)
+200	5.50	5.75	5.5	4.50	6.75	4.0
+100	5.50	4.75	3.0	4.50	5.75	2.0
Base	5.50	3.75	—	4.50	4.75	—
-100	5.50	2.75	-2.8	4.50	3.75	-2.0
-200	5.50	1.75	-5.6	4.50	2.75	-4.1
(1)Represents the upper bound.
(2)Represents the spot federal funds rate.
(3)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset sensitive at both December 31, 2023 and December 31, 2022. The primary drivers to the change in sensitivity during 2023 include changes in the projected composition and characteristics of the balance sheet, pricing assumptions, hedging activity, and the evolution of market rates over the next 12 months.
EVE at Risk is used by management to measure the impact of interest rate changes on the net present value of assets and liabilities, including derivative exposures. The EVE results included in the table below reflect the analysis used monthly by management. It models immediate -200, -100, +100 and +200 basis point parallel “shock” scenarios from the yield curve term points at the specific point in time that EVE sensitivity is measured.

Table 16 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
December 31, 2023	0.1	1.6	-3.8	-8.8
December 31, 2022	9.0	5.9	-8.0	-17.3
The change in sensitivity from December 31, 2022 was driven primarily by changes in the composition and characteristics of the balance sheet, routine enhancements to deposit and prepayment modeling assumptions, changes in hedging activity aligned with interest rate risk positioning through macroeconomic cycles, and market rates.
To address the discontinuance of LIBOR, we established a LIBOR transition team and project plan under the oversight of the CRO and CFO, providing periodic updates to the ROC. Contract remediation efforts coordinated by the LIBOR transition team were complete as of June 2023. Upon the discontinuation of LIBOR, loans and leases that referenced LIBOR were transitioned to a SOFR-based replacement rate as set forth in the related contract. For further details on the transition of notional derivatives, refer to the Use of Derivatives to Manage Interest Rate Risk section below.
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
Table 17 shows all swap, swaption, swaption collar and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 20 - “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements.
2023 Form 10-K 69

The following presents additional information about the interest rate swaps, swaptions, swaption collars, and floors used in Huntington’s asset and liability management activities.

Table 17 - Information on Asset Liability Management Instruments
	Notional Value	Weighted-Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
At December 31, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,721	3.11	$683	1.37%	5.42%
Pay Fixed - Receive SOFR - forward starting (2)	928	8.46	18	2.81	—
Loans:
Receive Fixed - Pay SOFR	9,275	3.06	(243)	2.77	5.34
Receive Fixed - Pay SOFR - forward starting (3)	1,400	4.20	(19)	2.90	—
Liability conversion swaps
Receive Fixed - Pay SOFR	7,568	3.40	(199)	2.95	5.14
Receive Fixed - Pay SOFR - forward starting (3)	2,125	3.16	45	4.33	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	5,000	2.29	38	2.97 / 3.97	—
Purchased Floor Spread - SOFR forward starting (3)	1,000	5.54	$26	1.88 / 3.38	—
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	2.58	—	5.33	5.41
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.81	—	5.45	5.33
Total swap portfolio	$38,192		$349
At December 31, 2022
Asset conversion swaps
Securities (1):
Pay Fixed - Receive 1 month LIBOR	$8,024	3.89	$834	0.93%	4.37%
Pay Fixed - Receive SOFR	366	7.02	49	1.46	3.82
Pay Fixed - Receive 1 month LIBOR - forward starting (6)	91	7.31	12	1.62	—
Pay Fixed - Receive SOFR - forward starting (7)	1,926	6.17	85	2.17	—
Loans:
Receive Fixed - Pay SOFR - forward starting (8)	2,950	4.91	(109)	2.64	—
Receive Fixed - Pay 1 month LIBOR	7,875	1.41	(390)	1.21	4.20
Receive Fixed - Pay SOFR	8,700	3.55	(351)	2.57	3.90
Liability conversion swaps
Receive Fixed - Pay 1 month LIBOR	1,430	1.85	(60)	2.01	4.25
Receive Fixed - Pay SOFR	6,299	4.91	(201)	3.16	3.36
Purchased swaption collars (4)
Purchased Interest Rate Swaption Collars	4,800	0.27	(6)	2.87 / 4.05	—
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	3.58	—	4.33	4.31
Pay Fed Fund - Receive SOFR (economic hedges)	1	12.81	—	4.35	4.33
Total swap portfolio	$42,636		$(137)
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from April 2025 to October 2027.
(3)Forward starting swaps effective starting from April 2024 to March 2025.
(4)The weighted average fixed rates for floor spread and swaption collars are the weighted average strike rates for the upper and lower bounds of the instruments.
(5)Basis swaps have variable pay and variable receive resets. Weighted average fixed fate column represents pay rate reset.
(6)Forward starting swaps effective starting from January 2023 to February 2023.
(7)Forward starting swaps effective starting from January 2023 to October 2027.
(8)Forward starting swaps effective starting from January 2023 to July 2024.
During the year ended December 31, 2023, we purchased interest rate swaptions to reduce the impact on capital from rising rates. These swaptions were economic hedges of interest rate risk attributable to our investment securities with the change in value of these instruments recorded in other noninterest income. We terminated these positions during the 2023 fourth quarter. Cumulatively for the full-year, the net unfavorable mark-to-market on the pay-fixed swaptions program totaled $24 million.
70 Huntington Bancshares Incorporated

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
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs. During the fourth quarter of 2023, we completed a synthetic CRT transaction consisting of a CDS to mitigate credit risk associated with a $3 billion portfolio of on-balance sheet prime indirect auto loans and which benefited our regulatory capital ratios by reducing the RWA on the associated pool of loans by approximately $2.4 billion.
MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to Consolidated Financial Statements.)
At December 31, 2023, we had a total of $515 million of capitalized MSRs representing the right to service $33.2 billion in mortgage loans.
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
Liquidity Risk
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. The goal of liquidity management is to ensure adequate, stable, reliable, and cost-effective sources of funds to satisfy changes in loan and lease demand, unexpected levels of deposit withdrawals, investment opportunities, and other contractual obligations. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We mitigate liquidity risk by maintaining liquid assets in the form of cash, cash equivalents, and securities. In addition, we maintain a large, stable core deposit base and a diversified base of readily available wholesale funding sources, including secured funding sources from the FHLB and Federal Reserve through pledged borrowing capacity, issuance through dealers in the capital markets, and access to certificates of deposit issued through brokers.
2023 Form 10-K 71

The Board of Directors is responsible for establishing an acceptable level of liquidity risk at Huntington, including approval of the liquidity risk appetite at least annually. The liquidity risk appetite includes certain structural and contingent liquidity risk metrics and limits that are designed and monitored to ensure Huntington maintains adequate liquidity to meet current and future funding needs, including during periods of potential stress. Further, the ALCO is appointed by the ROC to oversee liquidity risk management, including the establishment of liquidity risk policies and additional liquidity risk metrics and limits to support our overall liquidity risk appetite. Liquidity risk appetite metrics monitored by senior management and reported to the Board at least semi-annually include loans as a percentage of core deposits, a structural funding ratio, internal liquidity stress test coverage ratios, and a holding company cash coverage ratio. Additional key liquidity risk metrics monitored by senior management and reported to ALCO monthly include non-core funds (such as brokered deposits and wholesale borrowings) as a percentage of tangible assets, various deposit concentration limits, including large dollar depositor and brokered deposit limits, and varying types of internally defined liquidity coverage ratios, including minimum reserve balances at the FRB and U.S. Treasury holdings relative to internal liquidity stress outflows. Our liquidity risk metric monitoring thresholds are evaluated at a minimum annually, and more frequently if conditions warrant.
Liquidity risk is managed centrally by Corporate Treasury with independent oversight of liquidity risk performed by Corporate Risk Management. Our liquidity position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months, and identifying sources and uses of funds. The overall management of our liquidity position is also integrated into consumer and commercial pricing policies to ensure a stable core deposit base. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At December 31, 2023, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
We maintain a contingency funding plan that provides for liquidity stress testing, which assesses the potential erosion of funds in the event of an institution-specific event or systemic financial market crisis. Examples of institution specific events could include a downgrade in our public credit rating by a rating agency, a large charge to earnings, declines in profitability or other financial measures, declines in liquidity sources including reductions in deposit balances or access to contingent funding sources, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity could include terrorism or war, natural disasters, political events, failure of a major financial institution, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The contingency funding plan, which is reviewed and approved by the ROC at least annually, outlines the process for addressing a liquidity crisis and provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period and outlines early warning indicators that are used to monitor emerging liquidity stress events.
Our largest source of liquidity on a consolidated basis is core deposits, which provide stable and lower-cost funding. Core deposits were $145.5 billion at December 31, 2023 which comprised 96% of total deposits, compared to $142.1 billion, and 96% of total deposits at December 31, 2022. The $3.3 billion increase in core deposits, compared to December 31, 2022, was primarily driven by an increase in consumer deposits, largely money market and certificates of deposits, partially offset by a decrease in commercial core deposits driven by shifts to off-balance sheet liquidity solutions we provide for our customers. Our core deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in our granular and diversified deposit base.
Non-core deposits consist primarily of brokered money market balances. Non-core deposits were $5.8 billion, or 4% of total deposits, at both December 31, 2023 and December 31, 2022. Non-core deposits were below our established liquidity risk metric limits at December 31, 2023.
Insured deposits comprised approximately 70% of our total deposits at December 31, 2023, compared to 68% at December 31, 2022. Throughout 2023, we maintained one of the highest levels of insured deposits amongst banks with more than $100 billion in deposits.
72 Huntington Bancshares Incorporated

Table 18 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2023		2022
By Type:
Demand deposits—noninterest-bearing	$30,967	20%	$38,242	26%
Demand deposits—interest-bearing	39,190	26	43,136	29
Money market deposits	44,947	30	36,082	24
Savings and other domestic deposits	16,722	11	20,357	14
Core certificates of deposit (1)	13,626	9	4,324	3
Total core deposits:	145,452	96	142,141	96
Other domestic deposits of $250,000 or more	447	—	220	—
Negotiable CDs, brokered and other deposits	5,331	4	5,553	4
Total deposits	$151,230	100%	$147,914	100%

Total core deposits:
Commercial	$60,547	42%	$64,107	45%
Consumer	84,905	58	78,034	55
Total core deposits	$145,452	100%	$142,141	100%

Total deposits (insured/uninsured):
Insured deposits	$105,986	70%	$100,631	68%
Uninsured deposits (2)	45,244	30	47,283	32
Total deposits	$151,230	100%	$147,914	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
(2)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of December 31, 2023, the Bank Call Report uninsured deposit balance was $49.8 billion, which includes $4.6 billion of inter-company deposits. As of December 31, 2022, the Bank Call Report uninsured deposit balance was $84.6 billion, which includes $37.3 billion of inter-company deposits.

	At December 31, 2023
(dollar amounts in millions)	3 months or less	3 months to 6 months	6 months to 12 months	12 months or more	Total
Portion of U.S. time deposits in excess of insurance limit	$443	$527	$368	$29	$1,367
Cash and cash equivalents were $10.1 billion and $6.7 billion at December 31, 2023 and December 31, 2022, respectively. The $3.4 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to support short-term liquidity.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $41.2 billion at December 31, 2023, compared to $40.5 billion at December 31, 2022. The $686 million increase in securities compared to December 31, 2022, was due to a managed increase in the portfolio through the purchase of U.S. Treasuries, in addition to an increase in fair market value, partially offset by maturities during the year. At December 31, 2023, the duration of the investment securities portfolio was 4.5 years, or 3.7 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At December 31, 2023, investment securities with market value of $5.8 billion were unpledged.
2023 Form 10-K 73

The weighted average yield by maturity of the investment securities portfolio is presented on the following table:

Table 19 - Investment Securities Weighted Average Yield by Maturity
	At December 31, 2023
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollar amounts in millions)	Yield (1)	Yield (1)	Yield (1)	Yield (1)	Yield (1)
Available-for-sale securities:
U.S. Treasury	5.40%	4.15%	—%	—%	5.40%
Federal agencies:
Residential CMO	—	—	2.46	3.22	3.22
Residential MBS	—	—	1.66	2.17	2.17
Commercial MBS	—	—	—	2.85	2.85
Other agencies	2.55	1.55	7.33	7.09	4.52
Total U.S. Treasury, Federal agency, and other agency securities	5.40	1.71	2.93	2.47	2.85
Municipal securities	6.65	5.95	4.76	4.63	5.36
Private-label CMO	—	0.20	2.42	2.97	2.73
Asset-backed securities	8.31	1.90	1.67	2.52	3.58
Corporate debt	—	2.04	2.30	—	2.23
Other securities/Sovereign debt	0.80	0.80	—	—	0.80
Total available-for-sale securities	5.63%	3.79%	3.66%	2.55%	3.12%
Held-to-maturity securities:
Federal agencies:
Residential CMO	—%	—%	2.69%	2.57%	2.58%
Residential MBS	—	—	—	2.52	2.52
Commercial MBS	—	—	3.02	2.44	2.45
Other agencies	2.29	2.49	2.36	2.60	2.51
Total Federal agencies and other agencies	2.29	2.49	2.78	2.53	2.53
Municipal securities	—	—	—	2.63	2.63
Total held-to-maturity securities	2.29%	2.49%	2.78%	2.53%	2.53%
(1)Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.
Sources of wholesale funding include non-core deposits (other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits), short-term borrowings, and long-term debt. Our wholesale funding totaled $18.8 billion at December 31, 2023, compared to $17.5 billion at December 31, 2022, with the increase primarily due to increases in long-term FHLB borrowings and senior notes, partially offset by a decrease in short-term FHLB borrowings. For further information on our short-term borrowings and long-term debt, refer to Note 11 - “Borrowings” of the Notes to Consolidated Financial Statements.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At December 31, 2023, these core deposits funded 77% of total assets (119% of total loans). To the extent we are unable to obtain sufficient liquidity through core deposits and cash and cash equivalents, we may meet out liquidity needs through wholesale funding and asset securitization or sale.
The Bank maintains borrowing capacity at both the FHLB and the Federal Reserve secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding, however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. At December 31, 2023, the Bank’s available contingent borrowing capacity at the FHLB and Federal Reserve totaled $83.0 billion, compared to $53.5 billion at December 31, 2022. The increase reflects our optimization of contingent borrowing capacity through the pledge of incremental assets. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
74 Huntington Bancshares Incorporated

Following the first quarter of 2023 bank failures, the FRB established the BTFP as an additional source of available liquidity to support depository institutions through pledging qualifying assets as collateral. The Bank has taken steps to support readiness but has not participated through December 31, 2023. In January 2024, the FRB announced it will stop extending loans under the BTFP after March 11, 2024.
At December 31, 2023, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
The following table reflects the composition and maturities of the loan and lease portfolio:

Table 20 - Maturity Schedule of Loans and leases
	At December 31, 2023
(dollar amounts in millions)	One Year or Less	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial and industrial	$14,795	$28,553	$6,447	$862	$50,657
Commercial real estate	3,846	6,912	1,614	50	12,422
Lease financing	408	3,247	962	611	5,228
Total commercial	19,049	38,712	9,023	1,523	68,307
Consumer:
Residential mortgage	10	105	1,725	21,880	23,720
Automobile	163	7,985	4,313	21	12,482
Home equity	148	315	2,259	7,391	10,113
RV and marine	2	130	3,328	2,439	5,899
Other consumer	353	901	170	37	1,461
Total consumer	676	9,436	11,795	31,768	53,675
Total loans and leases	$19,725	$48,148	$20,818	$33,291	$121,982
Percent of total	16%	40%	17%	27%	100%
The following table reflects the loans and leases due after one year:

Table 21 - Loans and leases due after one year
	Interest rate
(dollar amounts in millions)	Fixed	Floating or Adjustable
Commercial:
Commercial and industrial	$11,563	$24,299
Commercial real estate	887	7,689
Lease financing	4,571	249
Total commercial	17,021	32,237
Consumer:
Residential mortgage	10,114	13,596
Automobile	12,319	—
Home equity	2,841	7,124
RV and marine finance	5,897	—
Other consumer	522	586
Total consumer	31,693	21,306
Total loans and leases	$48,714	$53,543
2023 Form 10-K 75

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
The parent company had cash and cash equivalents of $4.0 billion and $3.5 billion at December 31, 2023 and December 31, 2022, respectively.
On January 17, 2024, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on April 1, 2024, to shareholders of record on March 18, 2024. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $224 million per quarter. Additionally, on January 17, 2024, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G, Series H, and Series J Preferred Stock dividend payable on April 15, 2024 to shareholders of record on April 1, 2024. On December 7, 2023, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on March 1, 2024 to shareholders of record on February 15, 2024. Total cash demands required for preferred stock dividends are expected to be approximately $36 million per quarter.
During 2023, the Bank paid preferred and common dividends to the parent company of $45 million and $1.7 billion, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic shelf registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by the Huntington’s Board of Directors.
At December 31, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
Contractual obligations, including off-balance sheet arrangements, are properly considered in our liquidity risk management process.

Table 22 - Contractual Obligations (1)
	At December 31, 2023
(dollar amounts in millions)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$136,105	$—	$—	$—	$136,105
Certificates of deposit and other time deposits	14,695	384	46	—	15,125
Short-term borrowings	620	—	—	—	620
Long-term debt (2)	804	4,580	2,883	4,309	12,576
Operating lease obligations	66	117	79	251	513
Purchase commitments	195	262	70	54	581
(1)Amounts do not include associated interest payments.
(2)Maturities are based upon the par value.
Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, failed business contingency plans, and security risks. We continuously strive to test and strengthen our system of internal controls to ensure compliance with significant contracts, agreements, laws, rules, and regulations, to reduce our exposure to fraud, and to improve the oversight of our operational risk.
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
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to plan and execute on its own goals. To this end we employ a set of defense in-depth strategies, which include efforts to make us less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cybersecurity may be escalated to our board-level Technology Committee, as appropriate. As a complement to the overall cybersecurity risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third-party services to test the effectiveness of our cybersecurity risk management framework, and any such third parties are required to comply with our policies regarding information security and confidentiality.
2023 Form 10-K 77

To govern operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, a Fraud Risk Committee, an Information and Technology Risk Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and our Audit Committee, as appropriate.
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
Our primary capital objective is to maintain appropriate levels of capital within our Board-approved risk appetite to support the Bank's operations, absorb unanticipated losses and declines in asset values, and provide protection to uninsured depositors and debt holders in the event of liquidation, while also funding organic growth and providing appropriate returns to our shareholders. Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy, including the monitoring and reporting of capital risk metrics to the Board and ROC that we believe are useful for evaluating capital adequacy and making capital decisions. In addition to as-reported regulatory capital and tangible common equity metrics, which are discussed in more detail below, we also actively monitor other measures of capital, such as tangible common equity including the mark-to-market impact on HTM securities and CET1 inclusive of AOCI excluding cash flow hedges. We believe our capital levels are adequate.
Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including CET1, which we use to measure capital adequacy.
78 Huntington Bancshares Incorporated

Table 23 - Capital Under Current Regulatory Standards (Basel III)
	At December 31,
(dollar amounts in millions)	2023	2022
CET1 risk-based capital ratio:
Total shareholders’ equity	$19,353	$17,731
Regulatory capital adjustments:
CECL transitional amount (1)	219	328
Shareholders’ preferred equity and related surplus	(2,404)	(2,177)
Accumulated other comprehensive loss	2,676	3,098
Goodwill and other intangible assets, net of taxes	(5,591)	(5,663)
Deferred tax assets that arise from tax loss and credit carryforwards	(41)	(27)
CET1 capital	14,212	13,290
Additional tier 1 capital
Shareholders’ preferred equity and related surplus	2,404	2,177
Tier 1 capital	16,616	15,467
Long-term debt and other tier 2 qualifying instruments	1,306	1,424
Qualifying allowance for loan and lease losses	1,735	1,682
Tier 2 capital	3,041	3,106
Total risk-based capital	$19,657	$18,573
RWA	$138,706	$141,940
CET1 risk-based capital ratio	10.25%	9.36%
Other regulatory capital data:
Tier 1 risk-based capital ratio	11.98	10.90
Total risk-based capital ratio	14.17	13.09
Tier 1 leverage ratio	9.32	8.60
(1)Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital until January 1, 2022 pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2023 and December 31, 2022, we have phased in 50% and 25%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter 2025.

Table 24 - Capital Adequacy—Non-Regulatory (Non-GAAP)
	At December 31,
(dollar amounts in millions)	2023	2022
Consolidated capital calculations:
Total shareholders’ equity	$19,353	$17,731
Goodwill and other intangible assets	(5,704)	(5,766)
Deferred tax liability on other intangible assets (1)	30	41
Total tangible equity (2)	13,679	12,006
Preferred equity	(2,394)	(2,167)
Total tangible common equity (2)	$11,285	$9,839
Total assets	$189,368	$182,906
Goodwill and other intangible assets	(5,704)	(5,766)
Deferred tax liability on other intangible assets (1)	30	41
Total tangible assets (2)	$183,694	$177,181
Tangible equity / tangible asset ratio (2)	7.45%	6.78%
Tangible common equity / tangible asset ratio (2)	6.14	5.55
Tangible common equity / RWA ratio (2)	8.14	6.93
(1)Deferred tax liability related to other intangible assets is calculated at a 21% tax rate.
(2)Tangible equity, tangible common equity, and tangible assets, as well as ratios utilizing these financial measures are non-GAAP financial measures. See Non-GAAP Financial Measures in the Additional Disclosures section.
2023 Form 10-K 79

The following table presents certain regulatory capital data at the consolidated and Bank level:

Table 25 - Regulatory Capital Data (1)
		Basel III
		At December 31,
(dollar amounts in millions)		2023	2022
Total risk-weighted assets	Consolidated	$138,706	$141,940
	Bank	138,462	141,571
CET1 risk-based capital	Consolidated	14,212	13,290
	Bank	14,671	14,133
Tier 1 risk-based capital	Consolidated	16,616	15,467
	Bank	15,879	15,334
Tier 2 risk-based capital	Consolidated	3,042	3,106
	Bank	2,247	2,313
Total risk-based capital	Consolidated	19,657	18,573
	Bank	18,126	17,647
CET1 risk-based capital ratio	Consolidated	10.25%	9.36%
	Bank	10.60	9.98
Tier 1 risk-based capital ratio	Consolidated	11.98	10.90
	Bank	11.47	10.83
Total risk-based capital ratio	Consolidated	14.17	13.09
	Bank	13.09	12.47
Tier 1 leverage ratio	Consolidated	9.32	8.60
	Bank	8.51	8.54
(1)    Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital until January 1, 2022 pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2023 and December 31, 2022, we have phased in 50% and 25%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter 2025.
At December 31, 2023, we, at both the consolidated and Bank level, maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. The increase in the consolidated CET1 risk-based capital ratio compared to the prior year, was primarily driven by current period earnings and a decrease in risk-weighted assets, partially offset by dividends. The decrease in risk-weighted assets was largely driven by the synthetic CRT transaction, which reduced risk-weighted assets by approximately $2.4 billion, with the risk-weight moving from 100% to 20% on the selected pool of assets.
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
Shareholders’ equity totaled $19.4 billion at December 31, 2023, an increase of $1.6 billion, or 9%, when compared with December 31, 2022. The increase was primarily driven by earnings, net of dividends, the changing rate environment causing a decrease in accumulated other comprehensive loss, and net issuance of preferred stock. The net issuance of preferred stock is reflective of the first quarter of 2023 issuance of $317 million of Series J perpetual preferred stock, partially offset by the fourth quarter of 2023 repurchases totaling $90 million of Series E perpetual preferred stock.
80 Huntington Bancshares Incorporated

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
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the year ended December 31, 2023, we repurchased no shares of common stock under the current repurchase authorization. As part of the 2023 capital plan and our current expectation that organic capital will be used for funding loan and lease growth and proposed changes to regulatory capital requirements, we do not expect to utilize the share repurchase program through 2024. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
BUSINESS SEGMENT DISCUSSION
Overview
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. To align with our strategic priorities, during the second quarter of 2023, we completed an organizational realignment and now report on two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, and other unallocated assets, liabilities, revenue, and expense. The organizational realignment primarily involved consolidating our previously reported Consumer and Business Banking, Vehicle Finance and RBHPCG, into one new business segment called Consumer & Regional Banking. Prior period results have been adjusted to conform to the new segment presentation.
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
2023 Form 10-K 81

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
During the fourth quarter of 2023, we revised our FTP methodology for non-maturity deposits, which has been enhanced to consider the internally modeled weighted average life by non-maturity deposit type. In general, the impact of the FTP methodology revision resulted in a higher cost of funds allocation as compared with the previous method. Prior period results have been adjusted to conform to the revised FTP methodology.
Net Income (Loss) by Business Segment
Net income (loss) by business segment for the past three years is presented in the following table:

Table 26 - Net Income (Loss) by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Consumer & Regional Banking	$1,315	$1,027	$1,337
Commercial Banking	1,179	1,087	939
Treasury / Other	(543)	124	(981)
Net income	$1,951	$2,238	$1,295

Table 27 - Key Performance Indicators for Consumer & Regional Banking
	Year Ended December 31,		Change from 2022		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2023	2022	Amount	Percent	2021
Net interest income	$3,717	$3,213	$504	16%	$3,103
Provision for credit losses	246	260	(14)	(5)	2
Noninterest income	1,257	1,272	(15)	(1)	1,289
Noninterest expense	3,064	2,924	140	5	2,698
Provision for income taxes	349	274	75	27	355
Net income	$1,315	$1,027	$288	28%	$1,337
Number of employees (average full-time equivalent)	11,536	11,984	(448)	(4)%	11,322
Total average assets	$71,214	$69,176	$2,038	3	$64,121
Total average loans/leases	65,349	62,881	2,468	4	58,715
Total average deposits	105,821	105,469	352	—	91,485
Net interest margin	3.45%	2.99%	0.46%	15	3.31%
NCOs	$155	$120	$35	29	$96
NCOs as a % of average loans and leases	0.24%	0.19%	0.05%	26	0.16%
Total assets under management (in billions)—eop	$23.8	$21.7	$2.1	10	$19.8
Total trust assets (in billions)—eop	172.2	135.7	36.5	27	123.0
82 Huntington Bancshares Incorporated

Consumer & Regional Banking reported net income of $1.3 billion in 2023, an increase of $288 million, or 28%, compared to the year-ago period. Segment net interest income increased $504 million, or 16%, primarily due to a $2.5 billion, or 4%, increase in average loans and leases and a 46 basis point increase in NIM driven by the higher rate environment. The provision for credit losses decreased $14 million, or 5%, primarily due to modest improvement in the macroeconomic environment that was somewhat offset by consumer loan growth over the course of 2023. Noninterest income decreased $15 million, or 1%, primarily due to decreases in gain on sale of loans resulting from the strategic decision to retain the guaranteed portion of SBA loans at origination, in customer deposit and loan fees largely due to program changes, and in mortgage banking income reflecting secondary marketing spreads and lower salable volume. The decreases in noninterest income were partially offset by a $57 million gain on the sale of our RPS business and increases in wealth and asset management revenue and payments and cash management revenue. Noninterest expense increased $140 million, or 5%, primarily due to higher overhead allocations, gains from branch sales recognized in 2022, an increase in personnel expense, and the impact of the FDIC DIF special assessment.
Consumer & Regional Banking reported net income of $1.0 billion in 2022, a decrease of $310 million, compared to the prior year period. Segment net interest income increased $110 million, or 4%, primarily due to an increase in average assets reflecting organic growth and the impact of the TCF acquisition, partially offset by a 32 basis point decrease in NIM driven by higher cost of funds and a decrease in accelerated PPP loan fees recognized upon forgiveness payments from the SBA. The provision for credit losses increased $258 million, primarily due to reserve releases in 2021 as the economic environment was improving, contrasted with reserve builds in 2022 that recognized the increased near-term recessionary risks. Noninterest income decreased $17 million, or 1%, primarily due to lower mortgage banking income reflecting lower salable volume and secondary marketing spreads, partially offset by the impact of the TCF acquisition and an increase in gain on sale of loans, primarily due to sales of SBA loans during the first through third quarters of 2022. Noninterest expense increased $226 million, or 8%, primarily due to the impact of the TCF acquisition largely driven by higher personnel expense reflecting an increase in the number of full-time equivalent employees and allocated overhead.

Table 28 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2022		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2023	2022	Amount	Percent	2021
Net interest income	$2,162	$1,807	$355	20%	$1,483
Provision for credit losses	156	29	127	NM	23
Noninterest income	646	667	(21)	(3)	519
Noninterest expense	1,134	1,056	78	7	787
Provision for income taxes	319	292	27	9	251
Income attributable to non-controlling interest	20	10	10	100	2
Net income attributable to Huntington Bancshares Inc	$1,179	$1,087	$92	8%	$939
Number of employees (average full-time equivalent)	2,276	2,100	176	8%	1,734
Total average assets	$63,932	$59,772	$4,160	7	$43,924
Total average loans/leases	55,385	52,094	3,291	6	37,900
Total average deposits	36,152	34,771	1,381	4	28,545
Net interest margin	3.74%	3.30%	0.44%	13	3.64%
NCOs	$119	$2	$117	NM	$119
NCOs as a % of average loans and leases	0.21%	—%	0.21%	NM	0.31%
2023 Form 10-K 83

Commercial Banking reported net income of $1.2 billion in 2023, an increase of $92 million, or 8%, compared to the year-ago period. Segment net interest income increased $355 million, or 20%, primarily due to a 44 basis point increase in NIM, driven by the higher rate environment resulting in an increase in spreads and an increase in average loans and leases, partially offset by an increase in average deposits. The provision for credit losses increased $127 million due to a combination of commercial loan and lease growth and an increase in the coverage ratio in the commercial real estate portfolio, reflecting ongoing risks in the commercial real estate environment. Noninterest income decreased $21 million, or 3%, primarily due to a decrease in customer deposit and loan fees driven by a reduction in loan commitment fees and a decrease in capital markets and advisory fees, largely due to lower interest rate derivatives fees, partially offset by higher advisory fees from the Capstone acquisition. Partially offsetting these decreases in noninterest income were increases in payments and cash management revenue and wealth and asset management revenue. Noninterest expense increased $78 million, or 7%, primarily due to an increase in personnel costs reflecting the impact of the Capstone acquisition and an increase in average full-time equivalent employees, higher allocated overhead, and the impact of the FDIC DIF special assessment, partially offset by lower lease financing equipment depreciation.
Commercial Banking reported net income of $1.1 billion in 2022, an increase of $148 million, or 16%, compared to the prior year period. Segment net interest income increased $324 million, or 22%, primarily due to an increase in average loans and leases, reflecting the impact of the TCF acquisition and continued organic loan and lease growth, partially offset by a 34 basis point decrease in NIM, driven by higher cost of funds. The provision for credit losses increased $6 million due to a combination of loan and lease growth in 2022 and a reduction in ACL coverage ratios over the course of 2021, as there was more clarity around the economic impacts of COVID-19. Noninterest income increased $148 million, or 29%, reflecting the impact of the TCF acquisition in addition to an increase in capital markets and advisory fees, primarily due to higher advisory fees supported by the impact of the Capstone Partners acquisition, loan syndication fees, foreign exchange fees, and interest rate derivatives fees. Noninterest expense increased $269 million, or 34%, primarily reflecting the impact of the TCF and Capstone Partners acquisitions, which led to higher personnel costs and allocated overhead.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including mark-to-market of interest rate caps, as applicable), and equity not directly assigned or allocated to one of the business segments. Assets include investment securities and bank owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity, as well as the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain corporate administrative, acquisition-related, if any, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate, although our overall effective tax rate is lower.
Treasury / Other reported a net loss of $543 million in 2023, a decrease in net income of $667 million, compared to the year-ago period, driven by a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in provision benefit for income tax. Net interest income decreased $693 million primarily due to a higher cost of funds. Noninterest expense increased $155 million primarily due to increases in personnel costs and professional services. The increase in provision benefit for income taxes of $204 million is primarily due to lower pre-tax income in addition an increase in discrete tax benefits.
Treasury / Other reported net income of $124 million in 2022, an increase of $1.1 billion, compared to the year-ago period, driven by a $737 million increase in net interest income and a $669 million decrease in noninterest expense, partially offset by a $261 million reduction in provision benefit for income taxes.
84 Huntington Bancshares Incorporated

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
Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21%. We encourage readers to consider the Consolidated Financial Statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.
2023 Form 10-K 85

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
Allowance for Credit Losses
Our ACL at December 31, 2023 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
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
Given the dynamic relationship between macroeconomic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse, and a more favorable economic scenario when formulating the quantitative estimate.
86 Huntington Bancshares Incorporated

However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates an increased risk of an extended government shutdown, persisting inflation concerns at the Federal Reserve causing the federal funds rate to remain elevated through the first quarter of 2024, ongoing banking industry uncertainty, and the tightening of lending standards. Increased geopolitical tensions between China and Taiwan impact the supply chain for semiconductors and the threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion of Ukraine lasts longer than in the baseline scenario and concerns increase around the Hamas-Israel conflict leading to a broader war in the Middle East. The combination of the risk of federal shutdown, political tensions, tightening lending standards and the federal funds rate remaining elevated cause the stock market to fall. The economy falls into a recession in the first quarter of 2024. In response to the recession, the Federal Reserve starts lowering the federal funds rate in the second quarter of 2024, with significant rate reductions by the end of 2024. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 7.6% and 6.9% at the end of 2024 and 2025, respectively. This forecast reflects unemployment rates that are approximately 3.6% and 2.9% higher than baseline scenario projections of 4.0% and 4.0%, respectively, for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at December 31, 2023, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.1 billion at December 31, 2023. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability, or risks of inflation including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of inflation will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 5 - ”Loans / Leases” and Note 6 - “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.
2023 Form 10-K 87

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
Based on our annual impairment analysis of goodwill as of October 1, 2023, it was determined that the fair value of each reporting unit was in excess of its respective carrying value as of October 1, 2023; therefore, goodwill is considered not impaired. Huntington additionally performs sensitivity analyses around discount rate assumptions utilized in order to assess the reasonableness of the rates, and the resulting estimated fair values. As of October 1, 2023, a 100 basis point increase in discount rates would reduce estimated entity level fair value by approximately $2 billion and would not result in any impairment, as each reporting unit’s fair value would still exceed its carrying value.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2023 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
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
88 Huntington Bancshares Incorporated

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2023, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Zachary Wasserman – Senior Executive Vice President and Chief Financial Officer
February 16, 2024

2023 Form 10-K 89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
90 Huntington Bancshares Incorporated

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

Valuation of the General Reserve of the Allowance for Credit Losses
As described in Notes 1 and 6 to the consolidated financial statements, management’s estimate of the allowance for credit losses of $2.4 billion as of December 31, 2023 includes a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to the Company’s structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the Company’s loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons, and internal review functions.

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
PricewaterhouseCoopers LLP
Columbus, Ohio
February 16, 2024
We have served as the Company’s auditor since 2015.
2023 Form 10-K 91

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	At December 31,
(dollar amounts in millions)	2023	2022
Assets
Cash and due from banks	$1,558	$1,796
Interest-earning deposits with banks	8,765	5,122
Trading account securities	125	19
Available-for-sale securities	25,305	23,423
Held-to-maturity securities	15,750	17,052
Other securities	725	854
Loans held for sale (includes $506 and $520 respectively, measured at fair value)(1)	516	529
Loans and leases (includes $174 and $185 respectively, measured at fair value)(1)	121,982	119,523
Allowance for loan and lease losses	(2,255)	(2,121)
Net loans and leases	119,727	117,402
Bank owned life insurance	2,759	2,753
Accrued income and other receivables	1,646	1,573
Premises and equipment	1,109	1,156
Goodwill	5,561	5,571
Servicing rights and other intangible assets	672	712
Other assets	5,150	4,944
Total assets	$189,368	$182,906
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$30,967	$38,242
Interest-bearing	120,263	109,672
Total deposits	151,230	147,914
Short-term borrowings	620	2,027
Long-term debt	12,394	9,686
Other liabilities	5,726	5,510
Total liabilities	169,970	165,137
Commitments and Contingent Liabilities (Note 22)
Shareholders’ equity
Preferred stock	2,394	2,167
Common stock	15	14
Capital surplus	15,389	15,309
Less treasury shares, at cost	(91)	(80)
Accumulated other comprehensive income (loss)	(2,676)	(3,098)
Retained earnings	4,322	3,419
Total Huntington Bancshares Inc shareholders’ equity	19,353	17,731
Non-controlling interest	45	38
Total equity	19,398	17,769
Total liabilities and shareholders’ equity	$189,368	$182,906
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,448,319,953	1,443,068,036
Treasury shares outstanding	7,403,008	6,322,052
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	881,587	557,500
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 19 - “Fair Values of Assets and Liabilities.”
See Notes to Consolidated Financial Statements
92 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share data, share amounts in thousands)	2023	2022	2021
Interest and fee income:
Loans and leases	$6,811	$4,816	$3,636
Available-for-sale securities
Taxable	1,016	576	261
Tax-exempt	104	74	56
Held-to-maturity securities-taxable	401	351	174
Other securities-taxable	53	27	10
Other interest income	531	125	54
Total interest income	8,916	5,969	4,191
Interest expense
Deposits	2,497	363	45
Short-term borrowings	179	46	1
Long-term debt	801	287	43
Total interest expense	3,477	696	89
Net interest income	5,439	5,273	4,102
Provision for credit losses	402	289	25
Net interest income after provision for credit losses	5,037	4,984	4,077
Payments and cash management revenue	585	561	501
Wealth and asset management revenue	328	300	269
Customer deposit and loan fees	312	350	310
Capital markets and advisory fees	248	265	156
Leasing revenue	112	126	99
Mortgage banking income	109	144	309
Insurance income	74	79	82
Bank owned life insurance income	66	56	69
Gain on sale of loans	14	57	9
Net gains (losses) on sales of securities	(7)	—	9
Other noninterest income	80	43	76
Total noninterest income	1,921	1,981	1,889
Personnel costs	2,529	2,401	2,335
Outside data processing and other services	605	610	850
Deposit and other insurance expense	302	67	51
Equipment	263	269	248
Net occupancy	246	246	277
Marketing	115	91	89
Professional services	99	77	113
Amortization of intangibles	50	53	48
Lease financing equipment depreciation	27	45	41
Other noninterest expense	338	342	323
Total noninterest expense	4,574	4,201	4,375
Income before income taxes	2,384	2,764	1,591
Provision for income taxes	413	515	294
Income after income taxes	1,971	2,249	1,297
Income attributable to non-controlling interest	20	11	2
Net income attributable to Huntington Bancshares Inc	1,951	2,238	1,295
Dividends on preferred shares	142	113	131
Impact of preferred stock redemption	(8)	—	11
Net income applicable to common shares	$1,817	$2,125	$1,153
Average common shares—basic	1,446,449	1,441,279	1,262,435
Average common shares—diluted	1,468,016	1,465,220	1,286,733
Per common share:
Net income—basic	$1.26	$1.47	$0.91
Net income—diluted	1.24	1.45	0.90

See Notes to Consolidated Financial Statements
2023 Form 10-K 93

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Net income attributable to Huntington Bancshares Inc	$1,951	$2,238	$1,295
Other comprehensive income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of hedges	154	(2,184)	(254)
Net change related to cash flow hedges on loans	269	(695)	(192)
Translations adjustments, net of hedges	2	(5)	(3)
Change in accumulated unrealized gains for pension and other post-retirement obligations	(3)	15	28
Other comprehensive income (loss), net of tax	422	(2,869)	(421)
Comprehensive (loss) income attributable to Huntington Bancshares	2,373	(631)	874
Comprehensive income attributed to non-controlling interest	20	11	2
Comprehensive income (loss)	$2,393	$(620)	$876
See Notes to Consolidated Financial Statements
94 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock					AOCI			Non-controlling
(dollar amounts in millions, except per share data, share amounts in thousands)				Capital	Treasury Stock			Retained			Total
	Amount	Shares	Amount	Surplus	Shares	Amount		Earnings	Total	Interest	Equity
Year Ended December 31, 2023
Balance, beginning of year	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								1,951	1,951	20	1,971
Other comprehensive income, net of tax							422		422		422
Net proceeds from issuance of Series J Preferred Stock	317								317		317
Repurchase of preferred stock	(90)			—				8	(82)		(82)
Cash dividends declared:
Common ($0.62 per share)								(911)	(911)		(911)
Preferred								(142)	(142)		(142)
Recognition of the fair value of share-based compensation				97					97		97
Other share-based compensation activity		6,333	1	(17)				(3)	(19)		(19)
Other				—	(1,081)	(11)			(11)	(13)	(24)
Balance, end of year	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398

Year Ended December 31, 2022
Balance, beginning of year	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								2,238	2,238	11	2,249
Other comprehensive (loss) income, net of tax							(2,869)		(2,869)		(2,869)
Cash dividends declared:
Common ($0.62 per share)								(908)	(908)		(908)
Preferred								(113)	(113)		(113)
Recognition of the fair value of share-based compensation				105					105		105
Other share-based compensation activity		5,350		(19)					(19)		(19)
Other				1	(24)	(1)			—	6	6
Balance, end of year	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769

Year Ended December 31, 2021
Balance, beginning of year	$2,191	1,022,258	$10	$8,781	(5,062)	$(59)	$192	$1,878	$12,993	$—	$12,993
Net income								1,295	1,295	2	1,297
Other comprehensive (loss) income, net of tax							(421)		(421)		(421)
TCF Financial Corp Acquisition:
Issuance of common stock		458,171	5	6,993		(37)			6,961		6,961
Issuance of Series I Preferred Stock	175			10					185		185
Non-controlling interest acquired									—	22	22
Net proceeds from issuance of Series H Preferred Stock	486								486		486
Redemption of preferred stock	(685)			(4)				(11)	(700)		(700)
Repurchases of common stock		(43,139)	—	(650)					(650)		(650)
Cash dividends declared:
Common ($0.605 per share)								(826)	(826)		(826)
Preferred								(131)	(131)		(131)
Recognition of the fair value of share-based compensation				129					129		129
Other share-based compensation activity		6,750	(1)	(37)				—	(38)		(38)
Other				—	(1,236)	17		(3)	14	$(3)	11
Balance, end of year	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
See Notes to Consolidated Financial Statements
2023 Form 10-K 95

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Operating activities
Net income	$1,971	$2,249	$1,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	402	289	25
Depreciation and amortization	798	484	391
Share-based compensation expense	97	105	129
Deferred income tax expense (benefit)	(302)	319	(76)
Net change in:
Trading account securities	(106)	27	16
Loans held for sale	(83)	675	(56)
Other assets	(491)	(1,156)	366
Other liabilities	341	1,024	27
Other, net	30	11	(57)
Net cash provided by operating activities	2,657	4,027	2,062
Investing activities
Change in interest bearing deposits in banks	23	332	716
Net cash (paid) received from business acquisition	—	(223)	466
Proceeds from:
Maturities and calls of available-for-sale securities	2,689	4,053	7,275
Maturities and calls of held-to-maturity securities	1,523	2,803	4,151
Maturities and calls of other securities	615	832	—
Sales of available-for-sale securities	767	—	5,892
Sales of other securities	144	41	98
Purchases of available-for-sale securities	(4,965)	(7,107)	(19,936)
Purchases of held-to-maturity securities	(256)	(3,229)	(4,777)
Purchases of other securities	(630)	(1,080)	(126)
Net proceeds from sales of portfolio loans and leases	450	995	517
Principal payments received under direct finance and sales-type leases	1,891	1,882	1,055
Purchases of loans and leases	(71)	(610)	(1,197)
Net loan and lease activity, excluding sales and purchases	(5,108)	(10,169)	3,303
Purchases of premises and equipment	(140)	(214)	(247)
Net accrued income and other receivables activity	(17)	(66)	(653)
Net cash paid for branch disposition	—	—	(618)
Other, net	88	151	119
Net cash used in investing activities	(2,997)	(11,609)	(3,962)
Financing activities
Increase in deposits	3,316	4,651	6,501
Increase (decrease) in short-term borrowings	(1,295)	2,161	(1,245)
Net proceeds from issuance of long-term debt	14,965	11,004	775
Maturity/redemption of long-term debt	(12,376)	(8,017)	(3,404)
Dividends paid on preferred stock	(134)	(113)	(138)
Dividends paid on common stock	(900)	(897)	(750)
Repurchases of common stock	—	—	(650)
Repurchase/redemption of preferred stock	(82)	—	(700)
Net proceeds from issuance of preferred stock	317	—	486
Other, net	(46)	(25)	(48)
Net cash provided by financing activities	3,765	8,764	827
Increase (decrease) in cash and cash equivalents	3,425	1,182	(1,073)
Cash and cash equivalents at beginning of period (1)	6,704	5,522	6,595
Cash and cash equivalents at end of period (1)	$10,129	$6,704	$5,522

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Supplemental disclosures:
Interest paid	$3,359	$627	$185
Income taxes (refunded) paid	90	(109)	269
Non-cash activities
Loans transferred to held-for-sale from portfolio	439	748	872
Loans transferred to portfolio from held-for-sale	22	126	102
Transfer of securities from available-for-sale to held-to-maturity	—	4,225	3,007
Business Combination (2)
(1)    Includes cash and due from banks and interest-earning deposits at the Federal Reserve Bank, included within Interest-earning deposits with banks on our Consolidated Balance Sheets.
(2)    In the year ended 2021, the TCF acquisition included fair value of tangible assets acquired of $46.3 billion, goodwill and other intangible assets of $3.5 billion, liabilities assumed $42.6 billion, preferred stock of $185 million, and common stock of $7.0 billion.

See Notes to Consolidated Financial Statements
2023 Form 10-K 96

Huntington Bancshares Incorporated
Notes to Consolidated Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial and consumer deposit, lending, and other banking services. This includes, but is not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. Huntington’s full-service branches and private client group offices are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in other states.
Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances are eliminated in consolidation. Entities in which Huntington holds a controlling financial interest are consolidated. For a voting interest entity, a controlling financial interest is generally where Huntington holds, directly or indirectly, more than 50% of the outstanding voting shares. For a VIE, a controlling financial interest is where Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by minority shareholders and non-controlling profit or loss (included in income attributable to non-controlling interest) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Investments in non-marketable equity securities for which Huntington does not have the ability to exert significant influence are generally accounted for using fair value or a cost measurement alternative adjusted for impairment and other changes in observable prices. Investments in private investment partnerships that are accounted for under the equity method or the cost measurement alternative are included in other assets and Huntington’s earnings in equity investments are included in other noninterest income. Investments accounted for under the cost measurement alternative and equity methods are periodically evaluated for impairment.
Huntington updated the presentation of our noninterest income categories during the 2023 fourth quarter to align product and service types more closely with how we strategically manage our business. All prior period results have been adjusted to conform to the current presentation. See Note 15 - “Revenue from Contracts with Customers” for a description of our major noninterest income categories.
Use of Estimates —The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of management in determining the amount of its allowance for credit losses, income taxes, as well as certain fair value measurements. As with any estimate, actual results could differ from those estimates.
Cash and cash equivalents —For statements of cash flows purposes, cash and cash equivalents are defined as the sum of cash and due from banks and interest-bearing deposits at Federal Reserve Bank, included within Interest-bearing deposits with banks on our Consolidated Balance Sheets.
97 Huntington Bancshares Incorporated

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
Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). The carrying value plus any related AOCI balance of sold securities is used to compute realized gains and losses. Interest on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, is included in interest income.
Non-marketable equity securities include stock held for membership and regulatory purposes, such as FHLB stock and Federal Reserve Bank stock, and other non-marketable equity securities. These securities are accounted for at cost, evaluated for impairment, and are included in other securities. Other securities also include mutual funds and other marketable equity securities. These securities are carried at fair value, with changes in fair value recognized in other noninterest income.
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
Effective January 1, 2023, Huntington adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings (TDR) and Vintage Disclosures, which removed the existing measurement and disclosure requirements for TDR loans and added additional disclosure requirements related to modifications provided to borrowers experiencing financial difficulty. Prior to adoption a change in contractual terms of a loan where a borrower was experiencing financial difficulty and received a concession not available through other sources the loan was required to be disclosed as a TDR, whereas now a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period is disclosed as a modification to a borrower experiencing financial difficulty. Huntington may modify loans to borrowers experiencing financial difficulty as a way of managing risk and mitigating credit loss from the borrower. Huntington may make various types of modifications and may in certain circumstances use a combination of modification types in order to mitigate future loss.
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
2023 Form 10-K 98

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
99 Huntington Bancshares Incorporated

Loan and Lease portfolio - The ACL is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount Huntington expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a provision for credit losses or a reversal of provision for credit losses. Management estimates the allowance by utilizing models dependent upon loan risk characteristics and economic parameters. Commercial loan risk characteristics include but are not limited to risk ratings, industry type and maturity type. Consumer loan risk characteristics include but are not limited to FICO scores, LTV, and loan vintages. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. Huntington’s reasonable and supportable forecast period reverts to a historical norm based on inputs within approximately two to three years. The reversion period is dependent on the state of the economy at the beginning of the forecast. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in the macroeconomic environment. The contractual terms of financial assets are adjusted for expected prepayments and any extensions outside of Huntington’s control.
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
In addition to the transaction reserve described above, Huntington also maintains a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to Huntington’s structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons and internal review functions.
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
2023 Form 10-K 100

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
101 Huntington Bancshares Incorporated

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
Derivative Financial Instruments — A variety of derivative financial instruments, principally interest rate swaps, swaptions, caps, swaption collars, floors, forward contracts, and forward starting interest rate swaps are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements.
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
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives that have been designated as net investment hedges are recorded in other comprehensive income, net of income taxes, and reclassified into earnings during the period the foreign entity is substantially liquidated or other elements of the currency translation adjustment are reclassified into earnings. Changes in the fair value of derivatives which do not qualify for hedge accounting are reported in current period earnings.
2023 Form 10-K 102

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
103 Huntington Bancshares Incorporated

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
Revenue Recognition — Huntington earns a variety of revenue including interest and fees from customers as well as revenues from non-customers. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC 606. Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income.
2023 Form 10-K 104

Huntington recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which Huntington expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from Huntington’s customer business practices, for example, waiving certain fees related to customer’s deposit accounts. Huntington’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price.
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
Refer to Note 15 - “Revenue from Contracts with Customers” for details related to revenue from contracts with customers within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
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
Share-Based Compensation — Huntington uses the fair value based method of accounting for awards of HBAN stock granted to employees under various share-based compensation plans. Share-based compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to stock options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period) taking into account retirement eligibility. Compensation expense relating to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) taking into account the retirement eligibility of the award.
Stock Repurchases — Acquisitions of Huntington stock are recorded at cost.
105 Huntington Bancshares Incorporated

2. ACCOUNTING STANDARDS UPDATE
Accounting standards adopted in the current period

Standard	Summary of guidance	Effects on financial Statements
ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•The amendments in this update eliminate TDR accounting while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. The ASU also requires disclosure of current period gross charge-offs by year of origination for financing receivables and net investments in leases.

•Management adopted the guidance during the first quarter of 2023.
•The ASU has been applied prospectively, except the portion of the standard related to the recognition and measurement of TDRs where we elected to use a modified retrospective transition method.
•The adoption did not result in a material impact on Huntington’s Consolidated Financial Statements.

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued: March 2023
•Permits the election of the proportional amortization method for any tax equity investment that meets specific criteria.
•Requires that the election be made on a tax-credit-program-by-tax-credit-program basis.
•Receipt of tax credits must be accounted for using the flow through method.
•Requires that a liability be recorded for delayed equity contributions.
•Expands disclosure requirements for the nature of investments and financial statement effect.

•Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.
•Huntington adopted the standard effective January 1, 2024. on a modified retrospective basis.
•Huntington does not expect adoption of the standard to have a material impact on its Consolidated Financial Statements.

ASU 2023-07 - Segment Reporting (Topic 280): Improvement to Reportable Segments
•Requires disclosure of the position and title of the CODM and significant segment expenses that the CODM is regularly provided.
•Requires the disclosure of other segment items representing the difference between segment revenue and expense and the profit and loss measure of the segment.
•Allows for the CODM to use more than one measure of segment profit and loss, as long as one measure is consistent with GAAP.

•Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.
•Early adoption is permitted.
•The amendments are to be applied retrospectively to all periods presented and segment expense categories should be based on the categories identified at adoption.
•Huntington does not expect adoption of the standard to have a material impact on its Consolidated Financial Statements.

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures
•Requires a tabular rate reconciliation using both percentages and reporting currency amounts between the reported amount of income tax expense (or benefit) to the amount of statutory federal income tax at current rates for specified categories using specified disaggregation criteria.
•The amount of net income taxes paid for federal, state, and foreign taxes, as well as the amount paid to any jurisdiction that net taxes exceed a 5% quantitative threshold.
•The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign.
•The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences.

•Effective for fiscal years beginning after December 15, 2024.
•Early adoption is permitted in any annual period where financial statements have not yet been issued.
•The amendments should be applied on a prospective basis but retrospective application is permitted.
•Huntington does not expect adoption of the standard to have a material impact on its Consolidated Financial Statements.

2023 Form 10-K 106

3. BUSINESS COMBINATIONS
Capstone Partners
On June 15, 2022, Huntington acquired Capstone Partners, a leading middle market investment bank and advisory firm dedicated to servicing middle market companies throughout their full business lifecycle. The acquisition resulted in $192 million of goodwill, allocated to the Commercial Banking segment, which approximates total consideration. The goodwill recognized is deductible for tax purposes.
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
Huntington's operating results for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 include the operating results of the acquired assets and assumed liabilities of TCF Financial Corporation subsequent to the acquisition on June 9, 2021. Due to the conversions of TCF system occurring throughout 2021, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former TCF operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.
107 Huntington Bancshares Incorporated

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2023
Available-for-sale securities:
U.S. Treasury	$2,855	$1	$—	$2,856
Federal agencies:
Residential CMO	3,592	—	(408)	3,184
Residential MBS	13,155	3	(1,776)	11,382
Commercial MBS	2,536	—	(709)	1,827
Other agencies	161	—	(6)	155
Total U.S. Treasury, federal agency, and other agency securities	22,299	4	(2,899)	19,404
Municipal securities	3,536	2	(165)	3,373
Private-label CMO	131	—	(12)	119
Asset-backed securities	387	—	(31)	356
Corporate debt	2,202	79	(238)	2,043
Other securities/Sovereign debt	10	—	—	10
Total available-for-sale securities	$28,565	$85	$(3,345)	$25,305

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,770	$6	$(664)	$4,112
Residential MBS	9,368	1	(1,145)	8,224
Commercial MBS	1,509	—	(224)	1,285
Other agencies	101	—	(6)	95
Total federal agency and other agency securities	15,748	7	(2,039)	13,716
Municipal securities	2	—	—	2
Total held-to-maturity securities	$15,750	$7	$(2,039)	$13,718

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$169	$—	$—	$169
Federal Reserve Bank stock	507	—	—	507
Other non-marketable equity securities	17	—	—	17
Other securities, at fair value
Mutual funds	30	—	—	30
Equity securities	1	1	—	2
Total other securities	$724	$1	$—	$725
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At December 31, 2023, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $61 million and $36 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $619 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2023 Form 10-K 108

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2022
Available-for-sale securities:
U.S. Treasury	$103	$—	$—	$103
Federal agencies:
Residential CMO	3,336	—	(422)	2,914
Residential MBS	14,349	4	(2,090)	12,263
Commercial MBS	2,565	—	(612)	1,953
Other agencies	190	1	(9)	182
Total U.S. Treasury, federal agency, and other agency securities	20,543	5	(3,133)	17,415
Municipal securities	3,527	1	(238)	3,290
Private-label CMO	146	—	(18)	128
Asset-backed securities	416	—	(44)	372
Corporate debt	2,467	132	(385)	2,214
Other securities/Sovereign debt	4	—	—	4
Total available-for-sale securities	$27,103	$138	$(3,818)	$23,423

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,970	$4	$(714)	$4,260
Residential MBS	10,295	—	(1,375)	8,920
Commercial MBS	1,652	—	(204)	1,448
Other agencies	133	—	(9)	124
Total federal agency and other agency securities	17,050	4	(2,302)	14,752
Municipal securities	2	—	—	2
Total held-to-maturity securities	$17,052	$4	$(2,302)	$14,754

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$312	$—	$—	$312
Federal Reserve Bank stock	500	—	—	500
Other non-marketable equity securities	10	—	—	10
Other securities, at fair value
Mutual funds	31	—	—	31
Equity securities	1	—	—	1
Total other securities	$854	$—	$—	$854
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
109 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At December 31,
	2023		2022
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$3,380	$3,372	$518	$511
After 1 year through 5 years	2,484	2,338	2,182	2,033
After 5 years through 10 years	2,392	2,255	3,106	2,814
After 10 years	20,309	17,340	21,297	18,065
Total available-for-sale securities	$28,565	$25,305	$27,103	$23,423

Held-to-maturity securities:
Under 1 year	$1	$1	$—	$—
After 1 year through 5 years	48	46	72	68
After 5 years through 10 years	69	66	71	66
After 10 years	15,632	13,605	16,909	14,620
Total held-to-maturity securities	$15,750	$13,718	$17,052	$14,754
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2023
Available-for-sale securities:
Federal agencies:
Residential CMO	$543	$(7)	$2,641	$(401)	$3,184	$(408)
Residential MBS	207	(2)	10,913	(1,774)	11,120	(1,776)
Commercial MBS	—	—	1,827	(709)	1,827	(709)
Other agencies	—	—	81	(6)	81	(6)
Total federal agency and other agency securities	750	(9)	15,462	(2,890)	16,212	(2,899)
Municipal securities	625	(19)	2,496	(146)	3,121	(165)
Private-label CMO	—	—	99	(12)	99	(12)
Asset-backed securities	—	—	281	(31)	281	(31)
Corporate debt	—	—	2,043	(238)	2,043	(238)
Total temporarily impaired available-for-sale securities	$1,375	$(28)	$20,381	$(3,317)	$21,756	$(3,345)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$156	$(1)	$3,542	$(663)	$3,698	$(664)
Residential MBS	—	—	8,108	(1,145)	8,108	(1,145)
Commercial MBS	—	—	1,285	(224)	1,285	(224)
Other agencies	—	—	95	(6)	95	(6)
Total federal agency and other agency securities	156	(1)	13,030	(2,038)	13,186	(2,039)
Total temporarily impaired held-to-maturity securities	$156	$(1)	$13,030	$(2,038)	$13,186	$(2,039)
2023 Form 10-K 110

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2022
Available-for-sale securities:
Federal agencies:
Residential CMO	$2,096	$(224)	$818	$(198)	$2,914	$(422)
Residential MBS	2,455	(286)	9,490	(1,804)	11,945	(2,090)
Commercial MBS	1,090	(249)	863	(363)	1,953	(612)
Other agencies	40	(1)	56	(8)	96	(9)
Total federal agency and other agency securities	5,681	(760)	11,227	(2,373)	16,908	(3,133)
Municipal securities	2,298	(174)	807	(64)	3,105	(238)
Private-label CMO	64	(13)	43	(5)	107	(18)
Asset-backed securities	174	(10)	199	(34)	373	(44)
Corporate debt	727	(105)	1,487	(280)	2,214	(385)
Total temporarily impaired available-for-sale securities	$8,944	$(1,062)	$13,763	$(2,756)	$22,707	$(3,818)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$1,702	$(238)	$2,283	$(476)	$3,985	$(714)
Residential MBS	4,151	(462)	4,711	(913)	8,862	(1,375)
Commercial MBS	1,201	(154)	247	(50)	1,448	(204)
Other agencies	124	(9)	—	—	124	(9)
Total federal agency and other agency securities	7,178	(863)	7,241	(1,439)	14,419	(2,302)
Total temporarily impaired held-to-maturity securities	$7,178	$(863)	$7,241	$(1,439)	$14,419	$(2,302)
During 2022, Huntington transferred $4.2 billion of securities from the AFS portfolio to the HTM portfolio. At the time of the transfers, AOCI included $58 million of net unrealized losses attributed to these securities. The net unrealized loss will be amortized into interest income over the remaining life of the securities.
At December 31, 2023 and December 31, 2022, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $35.1 billion and $26.9 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either December 31, 2023 or December 31, 2022. At December 31, 2023, all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at December 31, 2023.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of December 31, 2023, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to securities as of December 31, 2023 or December 31, 2022.
111 Huntington Bancshares Incorporated

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

	At December 31,
(dollar amounts in millions)	2023	2022
Commercial loan and lease portfolio:
Commercial and industrial	$50,657	$48,121
Commercial real estate	12,422	13,640
Lease financing	5,228	5,252
Total commercial loan and lease portfolio	68,307	67,013
Consumer loan portfolio:
Residential mortgage	23,720	22,226
Automobile	12,482	13,154
Home equity	10,113	10,375
RV and marine	5,899	5,376
Other consumer	1,461	1,379
Total consumer loan portfolio	53,675	52,510
Total loans and leases (1)(2)	121,982	119,523
Allowance for loan and lease losses	(2,255)	(2,121)
Net loans and leases	$119,727	$117,402
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net (discount) premium of $(323) million and $3 million at December 31, 2023 and 2022, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at December 31, 2023, was $333 million and $220 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2022, was $274 million and $186 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Condensed Consolidated Balance Sheets.
Huntington revised its process for assessing and monitoring the risk and performance of non-real estate secured commercial loans, primarily loans to REITs, during the 2023 second quarter. These loans were reclassified from commercial real estate to the commercial and industrial loan category to align reporting with this process revision. All prior period results have been adjusted to conform to the current presentation.
Lease Financing
The following table presents net investments in lease financing receivables by category.

	At December 31,
(dollar amounts in millions)	2023	2022
Lease payments receivable	$4,980	$4,916
Estimated residual value of leased assets	804	788
Gross investment in lease financing receivables	5,784	5,704
Deferred origination costs	54	46
Deferred fees, unearned income and other	(610)	(498)
Total lease financing receivables	$5,228	$5,252
The carrying value of residual values guaranteed was $478 million and $466 million as of December 31, 2023 and December 31, 2022, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at December 31, 2023, totaled $5.0 billion and were due as follows: $810 million in 2024, $749 million in 2025, $704 million in 2026, $752 million in 2027, $766 million in 2028, and $1.2 billion thereafter. Interest income recognized for these types of leases was $287 million, $249 million, and $193 million for the years 2023, 2022, and 2021, respectively.
2023 Form 10-K 112

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class.

	At December 31, 2023		At December 31, 2022
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$66	$344	$49	$288
Commercial real estate	64	140	63	92
Lease financing	3	14	—	18
Residential mortgage	—	72	—	90
Automobile	—	4	—	4
Home Equity	—	91	—	76
RV and marine	—	2	—	1
Total nonaccrual loans and leases	$133	$667	$112	$569
The total amount of interest recorded to interest income for NAL loans was $21 million, $23 million, and $10 million in 2023, 2022, and 2021, respectively.
The following tables present an aging analysis of loans and leases, by class.

	At December 31, 2023
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$90	$48	$90	$228	$50,429	$—	$50,657	$1	(2)
Commercial real estate	28	20	32	80	12,342	—	12,422	—
Lease financing	35	15	9	59	5,169	—	5,228	4
Residential mortgage	205	88	193	486	23,060	174	23,720	146	(3)
Automobile	89	23	12	124	12,358	—	12,482	9
Home equity	66	32	83	181	9,932	—	10,113	22
RV and marine	17	5	4	26	5,873	—	5,899	3
Other consumer	13	4	4	21	1,440	—	1,461	4
Total loans and leases	$543	$235	$427	$1,205	$120,603	$174	$121,982	$189

	At December 31, 2022
	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
Commercial and industrial	$53	$19	$108	$180	$47,941	$—	$48,121	$23	(2)
Commercial real estate	2	1	9	12	13,628	—	13,640	—
Lease financing	36	18	10	64	5,188	—	5,252	9
Residential mortgage	246	69	199	514	21,528	184	22,226	146	(3)
Automobile	88	20	11	119	13,035	—	13,154	9
Home equity	56	30	66	152	10,222	1	10,375	15
RV and marine	15	5	3	23	5,353	—	5,376	3
Other consumer	13	3	3	19	1,360	—	1,379	2
Total loans and leases	$509	$165	$409	$1,083	$118,255	$185	$119,523	$207
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include mortgage loans insured by U.S. government agencies.
113 Huntington Bancshares Incorporated

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
2023 Form 10-K 114

The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator.

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$14,677	$9,889	$3,673	$2,151	$1,187	$1,431	$14,563	$3	$47,574
OLEM	213	239	64	20	12	20	462	—	1,030
Substandard	393	305	188	150	83	184	750	—	2,053
Total Commercial and industrial	$15,283	$10,433	$3,925	$2,321	$1,282	$1,635	$15,775	$3	$50,657
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,395	$3,253	$1,774	$1,063	$1,152	$1,288	$585	$—	$10,510
OLEM	163	406	112	65	32	54	60	—	892
Substandard	164	404	176	10	137	114	15	—	1,020
Total Commercial real estate	$1,722	$4,063	$2,062	$1,138	$1,321	$1,456	$660	$—	$12,422
Lease financing
Credit Quality Indicator (1):
Pass	$1,973	$1,284	$828	$583	$243	$106	$—	$—	$5,017
OLEM	16	22	6	5	2	9	—	—	60
Substandard	20	66	31	16	13	5	—	—	151
Total Lease financing	$2,009	$1,372	$865	$604	$258	$120	$—	$—	$5,228
Residential mortgage
Credit Quality Indicator (2):
750+	$2,077	$3,963	$6,028	$3,292	$749	$2,191	$—	$—	$18,300
650-749	950	1,024	964	510	186	775	—	—	4,409
<650	24	79	82	64	85	503	—	—	837
Total Residential mortgage	$3,051	$5,066	$7,074	$3,866	$1,020	$3,469	$—	$—	$23,546
Automobile
Credit Quality Indicator (2):
750+	$2,624	$1,964	$1,525	$740	$367	$85	$—	$—	$7,305
650-749	1,438	1,305	907	370	168	53	—	—	4,241
<650	170	281	266	118	64	37	—	—	936
Total Automobile	$4,232	$3,550	$2,698	$1,228	$599	$175	$—	$—	$12,482
Home Equity
Credit Quality Indicator (2):
750+	$381	$429	$512	$534	$17	$244	$4,454	$233	$6,804
650-749	136	100	65	57	7	101	2,083	230	2,779
<650	2	6	3	3	2	43	344	127	530
Total Home equity	$519	$535	$580	$594	$26	$388	$6,881	$590	$10,113
RV and marine
Credit Quality Indicator (2):
750+	$1,206	$971	$867	$588	$295	$612	$—	$—	$4,539
650-749	289	248	252	158	91	210	—	—	1,248
<650	4	12	21	18	14	43	—	—	112
Total RV and marine	$1,499	$1,231	$1,140	$764	$400	$865	$—	$—	$5,899
Other consumer
Credit Quality Indicator (2):
750+	$186	$80	$39	$19	$17	$48	$424	$3	$816
650-749	98	43	17	6	5	12	383	13	577
<650	4	5	3	1	1	1	39	14	68
Total Other consumer	$288	$128	$59	$26	$23	$61	$846	$30	$1,461
115 Huntington Bancshares Incorporated

	At December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$18,092	$6,742	$3,332	$2,107	$1,156	$1,186	$13,060	$3	$45,678
OLEM	108	139	72	21	49	26	113	—	528
Substandard	368	183	203	212	142	256	550	—	1,914
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial and industrial	$18,568	$7,064	$3,607	$2,340	$1,347	$1,469	$13,723	$3	$48,121
Commercial real estate
Credit Quality Indicator (1):
Pass	$4,022	$3,115	$1,562	$1,662	$829	$1,020	$519	$—	$12,729
OLEM	61	53	1	43	6	9	—	—	173
Substandard	231	116	92	74	84	140	1	—	738
Total Commercial real estate	$4,314	$3,284	$1,655	$1,779	$919	$1,169	$520	$—	$13,640
Lease financing
Credit Quality Indicator (1):
Pass	$1,930	$1,291	$952	$447	$186	$143	$—	$—	$4,949
OLEM	32	9	15	18	6	3	—	—	83
Substandard	65	37	74	24	9	11	—	—	220
Total Lease financing	$2,027	$1,337	$1,041	$489	$201	$157	$—	$—	$5,252
Residential mortgage
Credit Quality Indicator (2):
750+	$3,666	$6,274	$3,566	$846	$469	$2,070	$—	$—	$16,891
650-749	1,394	1,172	617	211	137	777	—	—	4,308
<650	49	68	61	95	90	480	—	—	843
Total Residential mortgage	$5,109	$7,514	$4,244	$1,152	$696	$3,327	$—	$—	$22,042
Automobile
Credit Quality Indicator (2):
750+	$2,770	$2,212	$1,243	$777	$289	$98	$—	$—	$7,389
650-749	1,944	1,508	683	367	162	52	—	—	4,716
<650	307	352	173	115	67	35	—	—	1,049
Total Automobile	$5,021	$4,072	$2,099	$1,259	$518	$185	$—	$—	$13,154
Home equity
Credit Quality Indicator (2):
750+	$463	$573	$611	$23	$20	$301	$4,787	$252	$7,030
650-749	131	88	68	9	8	122	2,129	261	2,816
<650	3	3	3	2	2	51	335	129	528
Total Home equity	$597	$664	$682	$34	$30	$474	$7,251	$642	$10,374
RV and marine
Credit Quality Indicator (2):
750+	$1,148	$1,031	$731	$361	$354	$438	$—	$—	$4,063
650-749	290	315	200	118	113	169	—	—	1,205
<650	5	18	15	17	17	36	—	—	108
Total RV and marine	$1,443	$1,364	$946	$496	$484	$643	$—	$—	$5,376
Other consumer
Credit Quality Indicator (2):
750+	$207	$64	$35	$34	$13	$52	$393	$3	$801
650-749	71	30	12	15	4	14	355	16	517
<650	3	3	2	3	1	2	33	14	61
Total Other consumer	$281	$97	$49	$52	$18	$68	$781	$33	$1,379
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.
2023 Form 10-K 116

The following tables present the gross charge-offs of loans and leases by vintage.

	Year Ended December 31, 2023
	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial	$9	$47	$48	$14	$33	$13	$11	$2	$177
Commercial real estate	8	9	31	—	26	4	7	—	85
Lease Financing	—	4	2	1	1	—	—	—	8
Residential mortgage	—	—	1	—	—	4	—	—	5
Automobile	3	16	16	7	5	3	—	—	50
Home equity	—	—	—	—	—	1	2	6	9
RV and marine	—	2	4	3	3	7	—	—	19
Other consumer	14	23	13	5	5	12	—	29	101
Total	$34	$101	$115	$30	$73	$44	$20	$37	$454
Modifications to Debtors Experiencing Financial Difficulty
Effective January 1, 2023, Huntington adopted ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on the adoption, refer to both Note 1 - “Significant Accounting Policies” and Note 2 - “Accounting Standards Update.”
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
Huntington will generally try other forms of relief before principal forgiveness but would define any contractual reduction in the amount of principal due without receiving payment or assets as forgiveness. For the purpose of the disclosure Huntington considers any contractual change in interest rate that results in the borrower receiving a below market rate to be an interest rate reduction. Many factors can go into what is considered an other than insignificant payment delay, for example, the significance of the restructured payment amount relative to the normal loan payment or the relative significance of the delay to the original loan terms. Generally, Huntington would consider any delay in payment of greater than 90 days in the last 12 months to be significant. For the purpose of the disclosure modification of contingent payment features or covenants that would have accelerated payment are not considered term extensions.
117 Huntington Bancshares Incorporated

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

	Year Ended December 31, 2023
	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Commercial and industrial	$64	$387	$—	$4	$455	0.90%
Commercial real estate	2	151	—	4	157	1.26
Residential mortgage	—	58	2	4	64	0.27
Automobile	—	14	—	1	15	0.12
Home equity	—	2	—	10	12	0.12
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$67	$613	$2	$23	$705	0.58%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
2023 Form 10-K 118

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Year Ended December 31, 2023
	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Commercial and industrial	8.62%	8.05%	1.0
Commercial real estate	13.42	8.75	1.0
Residential mortgage	6.32	4.64	7.7
Automobile	6.60	6.26	1.9
Home equity	8.88	6.15	14.6
(1)Certain disclosures related to financial effects of modifications do not include deemed to be immaterial.
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period.

	At December 31, 2023
	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
Commercial and industrial	$21	$25	$7	$53	$402	$455
Commercial real estate	—	—	5	5	152	157
Residential mortgage	9	8	11	28	36	64
Automobile	2	1	—	3	12	15
Home equity	1	1	1	3	9	12
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended December 31, 2023	$33	$35	$24	$92	$613	$705
TDR Loans
TDR Concession Types
The following provides additional disclosures previously required by ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, related to the year ended December 31, 2022.
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
119 Huntington Bancshares Incorporated

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

	At December 31, 2022
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
Pledged Loans and Leases
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of December 31, 2023 and 2022, loans and leases totaling $101.8 billion and $70.9 billion, respectively, were pledged to the Federal Reserve and FHLB for access to these contingent funding sources.
2023 Form 10-K 120

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Year Ended December 31, 2023:
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(270)	(184)	(454)
Recoveries of loans and leases previously charged-off	112	69	181
Provision for loan and lease losses	297	110	407
ALLL balance, end of period	$1,563	$692	$2,255
AULC balance, beginning of period	$71	$79	$150
Benefit for unfunded lending commitments	(5)	—	(5)
AULC balance, end of period	$66	$79	$145
ACL balance, end of period	$1,629	$771	$2,400
Year Ended December 31, 2022:
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(129)	(184)	(313)
Recoveries of loans and leases previously charged-off	114	78	192
Provision (benefit) for loan and lease losses	(23)	235	212
ALLL balance, end of period	$1,424	$697	$2,121
AULC balance, beginning of period	$41	$36	$77
Provision for unfunded lending commitments	30	43	73
AULC balance, end of period	$71	$79	$150
ACL balance, end of period	$1,495	$776	$2,271
Year Ended December 31, 2021:
ALLL balance, beginning of period	$1,236	$578	$1,814
Loan and lease charge-offs	(243)	(139)	(382)
Recoveries of loans and leases previously charged-off	83	84	167
Provision (benefit) for loan and lease losses	12	(13)	(1)
Allowance on PCD loans and leases at acquisition	374	58	432
ALLL balance, end of period	$1,462	$568	$2,030
AULC balance, beginning of period	$34	$18	$52
Provision for unfunded lending commitments	8	18	26
Unfunded lending commitment losses	(1)	—	(1)
AULC balance, end of period	$41	$36	$77
ACL balance, end of period	$1,503	$604	$2,107
At December 31, 2023, the ACL was $2.4 billion, an increase of $129 million from the December 31, 2022 balance of $2.3 billion. The increase in the total ACL was primarily driven by a combination of loan and lease growth and modest overall coverage ratio builds throughout 2023.
The Commercial ACL was $1.6 billion at December 31, 2023, an increase of $134 million from the December 31, 2022 balance of $1.5 billion. The primary drivers were approximately $1.3 billion of commercial loan growth and an increase in the coverage ratio for the commercial real estate loan portfolio, reflecting the ongoing risks presented by higher interest rates, increased vacancy rates and deteriorating property values.
The Consumer ACL balance was $771 million at December 31, 2023, relatively flat compared to the December 31, 2022 balance of $776 million. Consumer loan growth over the course of 2023 was offset by modest improvement in the macroeconomic environment.
121 Huntington Bancshares Incorporated

The baseline economic scenario used in the December 31, 2023 ACL determination included the federal funds rate projected to have peaked during the third quarter of 2023 and is forecast to remain at this terminal level until mid-2024 as the Federal Reserve continues to address the elevated inflation levels and tightness in the labor market. The Federal Reserve is expected to start cutting rates in the third quarter of 2024 at a rate of 25 basis points per quarter until reaching 3% in late 2026. Inflation is forecast to drop from 3.3% year over year at the end of 2023, to the Federal Reserve’s target level of 2% by the fourth quarter of 2024. Unemployment is projected to gradually increase, peaking at 4.1% in the first quarter of 2025 before marginally improving to 3.9% by 2027.
The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the Commercial Real Estate industry, high inflation readings, the U.S labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2023 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Residential mortgage loans sold with servicing retained	$4,109	$5,686	$9,702
Pretax gains resulting from above loan sales (1)	58	137	356
(1)Recorded in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022
Fair value, beginning of period	$494	$351
New servicing assets created	63	85
Servicing assets sold	(1)	—
Change in fair value during the period due to:
Time decay (1)	(24)	(22)
Payoffs (2)	(24)	(34)
Changes in valuation inputs or assumptions (3)	7	114
Fair value, end of period	$515	$494
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
2023 Form 10-K 122

The following table summarizes the key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At December 31, 2023				At December 31, 2022
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.61%		$(15)	$(28)	7.05%		$(13)	$(25)
Spread over forward interest rate swap rates	538	bps	(11)	(22)	578	bps	(12)	(22)
Total servicing, late and other ancillary fees included in mortgage banking income was $98 million, $91 million, and $79 million for the years ended December 31, 2023, 2022, and 2021, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $33.2 billion, $32.4 billion, and $31.0 billion at December 31, 2023, 2022, and 2021, respectively.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. We have two major business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
A rollforward of goodwill by business segment for which goodwill is allocated is presented in the table below. No goodwill impairment was recorded in 2023 or 2022.

	Consumer &	Commercial	Huntington
(dollar amounts in millions)	Regional Banking	Banking	Consolidated
Balance, January 1, 2022	$3,650	$1,699	$5,349
Acquisitions	—	222	222
Balance, December 31, 2022	3,650	1,921	5,571
RPS sale	(10)	—	(10)
Balance, December 31, 2023	$3,640	$1,921	$5,561
Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
At December 31, 2023
Core deposit intangible	$385	$(259)	$126
Customer relationship	92	(75)	17
Total other intangible assets	$477	$(334)	$143
At December 31, 2022
Core deposit intangible	$385	$(216)	$169
Customer relationship	107	(81)	26
Total other intangible assets	$492	$(297)	$195
The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in millions)	Amortization Expense
2024	$47
2025	43
2026	29
2027	9
2028	6
123 Huntington Bancshares Incorporated

9. PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following:

	At December 31,
(dollar amounts in millions)	2023	2022
Land and land improvements	$343	$337
Buildings	789	776
Leasehold improvements	262	269
Equipment	899	896
Total premises and equipment	2,293	2,278
Less accumulated depreciation and amortization	(1,184)	(1,122)
Net premises and equipment	$1,109	$1,156
Depreciation and amortization charged to expense was as follows:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Total depreciation and amortization of premises and equipment	$167	$182	$178
10. OPERATING LEASES
At December 31, 2023, Huntington was obligated under non-cancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options).
Net lease assets and liabilities are as follows:

		At December 31,
(dollar amounts in millions)	Classification	2023	2022
Assets
Operating lease assets	Other assets	$265	$279
Liabilities
Lease liabilities	Other liabilities	$379	$401
Net lease cost are as follows:

		Year Ended December 31,
(dollar amounts in millions)	Classification	2023	2022
Operating lease cost	Net occupancy	$68	$81
Short-term lease cost	Net occupancy	1	2
Net lease cost		$69	$83
2023 Form 10-K 124

Maturity of lease liabilities at December 31, 2023 are as follows:

(dollar amounts in millions)	Total
2024	$66
2025	66
2026	51
2027	43
2028	36
Thereafter	251
Total lease payments	513
Less: Interest	(134)
Total lease liabilities	$379
Additional supplemental information related to the Company’s operating leases is as follows:

(dollar amounts in millions)	2023	2022
Year ended December 31:
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows	$(77)	$(80)
Right-of-use assets obtained in exchange for lease obligations for operating leases	37	22
At December 31:
Weighted-average remaining lease term (years) for operating leases	11.30	11.48
Weighted-average discount rate for operating leases	4.93%	4.64%
11. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	At December 31,
(dollar amounts in millions)	2023	2022
Federal funds purchased and securities sold under agreements to repurchase	$618	$253
FHLB advances	—	1,700
Other borrowings	2	74
Total short-term borrowings	$620	$2,027
As of December 31, 2023, the carrying value of assets pledged as collateral against repurchase agreements totaled $840 million. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
125 Huntington Bancshares Incorporated

Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in millions)	2023	2022
The Parent Company:
Senior Notes:
2.67% Huntington Bancshares Incorporated senior notes due 2024	$719	$762
4.05% Huntington Bancshares Incorporated senior notes due 2025	457	481
4.51% Huntington Bancshares Incorporated senior notes due 2028	716	704
6.29% Huntington Bancshares Incorporated senior notes due 2029	1,266	—
2.60% Huntington Bancshares Incorporated senior notes due 2030	692	679
5.08% Huntington Bancshares Incorporated senior notes due 2033	383	379
Subordinated Notes:
3.55% Huntington Bancshares Incorporated subordinated notes due 2023	—	225
Huntington Capital I Trust Preferred 6.34% junior subordinated debentures due 2027 (1) (7)	69	69
Huntington Capital II Trust Preferred 6.27% junior subordinated debentures due 2028 (2) (7)	32	32
Sky Financial Capital Trust III 7.04% junior subordinated debentures due 2036 (3) (7)	72	72
Sky Financial Capital Trust IV 7.04% junior subordinated debentures due 2036 (3) (7)	74	74
2.49% Huntington Bancshares Incorporated subordinated notes due 2036	1	1
2.53% Huntington Bancshares Incorporated subordinated notes due 2036	512	502
Total notes issued by the parent	4,993	3,980
The Bank:
Senior Notes:
3.60% Huntington National Bank senior notes due 2023	—	735
6.66% Huntington National Bank senior notes due 2025	278	299
4.11% Huntington National Bank senior notes due 2025	467	486
5.81% Huntington National Bank senior notes due 2025	1,060	1,094
4.55% Huntington National Bank senior notes due 2028	776	766
5.76% Huntington National Bank senior notes due 2030	899	892
Subordinated Notes:
0.96% Huntington National Bank subordinated notes due 2025	129	129
3.86% Huntington National Bank subordinated notes due 2026	223	218
3.03% Huntington National Bank subordinated notes due 2029	156	153
3.75% Huntington National Bank subordinated notes due 2030	154	151
Total notes issued by the bank	4,142	4,923
FHLB Advances:
4.21% weighted average rate, varying maturities greater than one year	2,731	211
Other:
Huntington Technology Finance nonrecourse debt, 5.38% weighted average interest rate, varying maturities	343	337
6.65% Huntington Preferred Capital II - Class G securities	—	50
7.64% Huntington Preferred Capital II - Class I securities (4)	50	50
8.24% Huntington Preferred Capital II - Class J securities (5)	75	75
8.74% Huntington Preferred Capital II - Class L securities (6)	60	60
Total long-term debt	$12,394	$9,686
(1)Variable effective rate at December 31, 2023, based on three-month SOFR +0.96%.
(2)Variable effective rate at December 31, 2023, based on three-month SOFR +0.866%.
(3)Variable effective rate at December 31, 2023, based on three-month SOFR +1.66%.
(4)Variable effective rate at December 31, 2023, based on three-month SOFR +2.00%.
(5)Variable effective rate at December 31, 2023, based on three-month SOFR +2.60%.
(6)Variable effective rate at December 31, 2023, based on three-month SOFR +3.10%.
(7)Represents the outstanding amount of debentures issued to each trust and related trust-preferred securities. Refer to Note 21 - “Variable Interest Entities” for trust-preferred securities details.
2023 Form 10-K 126

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
On January 26, 2024, Huntington issued $1.3 billion of fixed-to-floating senior notes. The fixed-to-floating senior notes are due February 2, 2035 and bear an initial fixed interest rate of 5.709%. Commencing February 2, 2034, the interest rate will reset to a floating rate equal to a benchmark rate based on the Compounded SOFR Index Rate plus 187 basis points.
Long-term debt maturities, based upon the par values of the long-term debt, for the next five years and thereafter are as follows:

(dollar amounts in millions)	2024	2025	2026	2027	2028	Thereafter	Total
The Parent Company:
Senior notes	$734	$468	$—	$—	$750	$2,400	$4,352
Subordinated notes	—	—	—	70	32	707	809
The Bank:
Senior notes	—	1,817	—	—	800	900	3,517
Subordinated notes	—	130	239	—	—	300	669
FHLB Advances	—	200	1,500	500	500	1	2,701
Other	70	75	151	125	106	1	528
Total	$804	$2,690	$1,890	$695	$2,188	$4,309	$12,576
The terms of certain long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt, dividend payments, and the disposition of subsidiaries. As of December 31, 2023, Huntington was in compliance with all such covenants.
127 Huntington Bancshares Incorporated

12. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Year Ended December 31, 2023
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$154	$(36)	$118
Reclassification adjustment for realized net losses included in net income	47	(11)	36
Total unrealized gains (losses) on available-for-sale securities, net of hedges	201	(47)	154
Unrealized gains (losses) on cash flow hedges during the period	162	(37)	125
Reclassification adjustment for cash flow hedges included in net income	187	(43)	144
Net change related to cash flow hedges on loans	349	(80)	269
Translation adjustments, net of hedges (1)	2	—	2
Change in accumulated unrealized gains for pension and other post-retirement obligations	(4)	1	(3)
Other comprehensive income (loss)	$548	$(126)	$422
Year Ended December 31, 2022
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(2,934)	$673	$(2,261)
Reclassification adjustment for realized net losses included in net income	100	(23)	77
Total unrealized gains (losses) on available-for-sale securities, net of hedges	(2,834)	650	(2,184)
Unrealized gains (losses) on cash flow hedges during the period	(896)	201	(695)
Reclassification adjustment for cash flow hedges included in net income	—	—	—
Net change related to cash flow hedges on loans	(896)	201	(695)
Translation adjustments, net of hedges (1)	(5)	—	(5)
Change in accumulated unrealized gains for pension and other post-retirement obligations	19	(4)	15
Other comprehensive income (loss)	$(3,716)	$847	$(2,869)
Year Ended December 31, 2021
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(361)	$81	$(280)
Reclassification adjustment for realized net losses included in net income	34	(8)	26
Total unrealized gains (losses) on available-for-sale securities, net of hedges	(327)	73	(254)
Unrealized gains (losses) on cash flow hedges during the period	(257)	65	(192)
Reclassification adjustment for cash flow hedges included in net income	—	—	—
Net change related to cash flow hedges on loans	(257)	65	(192)
Translation adjustments, net of hedges (1)	(3)	—	(3)
Change in accumulated unrealized gains for pension and other post-retirement obligations	36	(8)	28
Other comprehensive income (loss)	$(551)	$130	$(421)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
2023 Form 10-K 128

Activity in accumulated OCI were as follows:

(dollar amounts in millions)	Unrealized (losses) gains on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized (losses) gains for pension and other post-retirement obligations	Total
December 31, 2020	$190	$255	$—	$(253)	$192
Other comprehensive income (loss) before reclassifications	(280)	(192)	(3)	—	(475)
Amounts reclassified from accumulated OCI to earnings	26	—	—	28	54
Period change	(254)	(192)	(3)	28	(421)
December 31, 2021	(64)	63	(3)	(225)	(229)
Other comprehensive income (loss) before reclassifications	(2,261)	(695)	(5)	—	(2,961)
Amounts reclassified from accumulated OCI to earnings	77	—	—	15	92
Period change	(2,184)	(695)	(5)	15	(2,869)
December 31, 2022	(2,248)	(632)	(8)	(210)	(3,098)
Other comprehensive income before reclassifications	118	125	2	—	245
Amounts reclassified from accumulated OCI to earnings	36	144	—	(3)	177
Period change	154	269	2	(3)	422
December 31, 2023	$(2,094)	$(363)	$(6)	$(213)	$(2,676)
(1)AOCI amounts at December 31, 2023, 2022, and 2021 include $58 million, $66 million, and $27 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
13. SHAREHOLDERS’ EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Optional Redemption Date (1)	December 31, 2023	December 31, 2022
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$23	$23
Series E (4)	2/27/2018	4,087	Variable (5)	4/15/2023	405	495
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (6)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	—
Total		881,587			$2,394	$2,167
(1)Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)Series B, H, and J preferred stock have a liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)Series B dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 270 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-month LIBOR + 270 bps.
(4)Series E, F, and G, preferred stock have a liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)Series E dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 288 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-month LIBOR + 288 bps.
(6)Series I preferred stock has a liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.

129 Huntington Bancshares Incorporated

The following table presents the dividends declared for each series of Preferred shares.

	Year Ended December 31,
	2023		2022		2021
(amounts in millions, except per share data)	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)
Series B	$80.28	$(3)	$46.68	$(2)	$28.69	$(1)
Series C	—	—	—	—	44.07	(4)
Series D	—	—	—	—	31.25	(18)
Series E	7,753.75	(37)	5,700.00	(29)	5,700.00	(29)
Series F	5,625.00	(28)	5,625.00	(28)	5,625.00	(28)
Series G	4,450.00	(22)	4,450.00	(22)	4,450.00	(23)
Series H	45.00	(23)	45.00	(22)	42.00	(21)
Series I	1,425.00	(10)	1,425.00	(10)	1,068.75	(7)
Series J	59.02	(19)	—	—	—	—
Total		$(142)		$(113)		$(131)
During the fourth quarter of 2023, $90 million of outstanding Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, was repurchased.
On October 15, 2021, all $100 million of outstanding Series C Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, was redeemed.
On July 15, 2021, all $600 million of outstanding Series D Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, was redeemed.
14. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for preferred stock dividends and the impact of preferred stock repurchases and redemptions) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, and distributions from deferred compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
2023 Form 10-K 130

The calculation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
(dollar amounts in millions, except per share data, share count in thousands)	2023	2022	2021
Basic earnings per common share:
Net income attributable to Huntington	$1,951	$2,238	$1,295
Preferred stock dividends	142	113	131
Impact of preferred stock repurchases and redemptions	(8)	—	11
Net income available to common shareholders	$1,817	$2,125	$1,153
Average common shares issued and outstanding	1,446,449	1,441,279	1,262,435
Basic earnings per common share	$1.26	$1.47	$0.91
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options and restricted stock units and awards	14,456	17,534	18,185
Shares held in deferred compensation plans	7,111	6,407	6,113
Average dilutive potential common shares	21,567	23,941	24,298
Total diluted average common shares issued and outstanding	1,468,016	1,465,220	1,286,733
Diluted earnings per common share	$1.24	$1.45	$0.90
Anti-dilutive awards (1)	11,039	5,303	2,674
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
15. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers within the scope of ASC 606 is broadly segregated within the following noninterest income categories:
•Payments and cash management revenue primarily includes interchange fees earned on debit cards and credit cards and fees earned from providing cash management services to corporate deposit customers. Within the scope of ASC 606, Huntington recognizes debit and credit card interchange fees for services performed related to authorization and settlement of a cardholder’s transaction with a merchant. Revenue is recognized when a cardholder’s transaction is approved and settled. Certain volume or transaction based interchange expenses (net of rebates) paid to the payment network reduce the interchange revenue and are presented net on the income statement. Similarly, rewards payable under a reward program to cardholders are recognized as a reduction of the transaction price and are presented net against the interchange revenue. Revenue from providing cash management services to corporate deposit customers is recognized over the period of time services are rendered.
•Wealth and asset management revenue primarily includes fee income generated from providing wealth and asset management services to personal, corporate, and institutional customers, including, but not limited to, fees and commissions earned from trust and investment management services, sales of annuity products, and tax reporting services. Within the scope of ASC 606, Huntington recognizes revenue from wealth and asset management services are rendered over a period of time. Huntington may also recognize revenue from referring a customer to outside third-parties to purchase annuities and mutual funds which is recognized in the period earned.
131 Huntington Bancshares Incorporated

•Customer deposit and loan fees primarily includes fees and other charges Huntington receives related to service charges on deposit accounts, loan commitments and standby letters of credits, and other deposit and lending activity. Within the scope of ASC 606, Huntington recognizes fees and other charges for providing various services, including, but not limited to, maintaining accounts, providing overdraft services, transferring funds, and accepting and executing stop-payment orders for customers. Revenue includes both fixed fees (e.g., account maintenance fee), recognized over a period of time, and transaction fees (e.g., wire-transfer fee), recognized when a specific service is performed. Huntington may, from time to time, waive certain fees for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.
•Capital markets and advisory fees primarily includes advisory fees for merger, acquisition and capital markets activity, interest rate derivative fees, underwriting fees, foreign exchange fees, loan syndication fees, and fees earned from customer-related sales activity. Within the scope of ASC 606, Huntington recognizes revenue associated with capital markets and advisory fees when the related transaction closes.
•Leasing revenue primarily includes income from operating lease payments and termination of leases. Within the scope of ASC 606, Huntington recognizes leasing revenue when, or as, the performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.
•Insurance income primarily includes agency commissions from the sale of insurance premiums to customers. All insurance income is recognized within the scope of ASC 606. Huntington receives commissions from the sales of insurance policies to customers. The initial commission is recognized when the insurance policy is sold to a customer. Huntington is also entitled to renewal commissions and, in some cases, profit sharing which are recognized in subsequent periods.
•Other - Within the scope of ASC 606, Huntington recognizes a variety of other miscellaneous revenue streams which are recognized when, or as, the performance obligation is satisfied.
The following table shows Huntington’s total noninterest income segregated between revenue with contracts with customers within the scope of ASC 606 and revenue within the scope of other GAAP Topics.

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Noninterest income
Revenue from contracts with customers	$1,400	$1,318	$1,113
Revenue within the scope of other GAAP topics	521	663	776
Total noninterest income	$1,921	$1,981	$1,889
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
2023 Form 10-K 132

The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 25 - “Segment Reporting”:

(dollar amounts in millions)	Consumer & Business Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Year Ended December 31, 2023
Major Revenue Streams
Payments and cash management revenue	$433	$103	$—	$536
Wealth and asset management revenue	313	15	—	328
Customer deposit and loan fees	203	8	—	211
Capital markets and advisory fees	16	118	(2)	132
Leasing revenue	2	49	—	51
Insurance income	64	11	(1)	74
Other	67	3	(2)	68
Net revenue from contracts with customers	$1,098	$307	$(5)	$1,400
Noninterest income within the scope of other GAAP topics	159	339	23	521
Total noninterest income	$1,257	$646	$18	$1,921
Year Ended December 31, 2022
Major Revenue Streams
Payments and cash management revenue	$405	$108	$—	$513
Wealth and asset management revenue	294	6	—	300
Customer deposit and loan fees	226	5	—	231
Capital markets and advisory fees	15	98	(3)	110
Leasing revenue	1	66	—	67
Insurance income	71	9	(1)	79
Other	8	12	(2)	18
Net revenue from contracts with customers	$1,020	$304	$(6)	$1,318
Noninterest income within the scope of other GAAP topics	252	363	48	663
Total noninterest income	$1,272	$667	$42	$1,981
Year Ended December 31, 2021
Major Revenue Streams
Payments and cash management revenue	$360	$104	$—	$464
Wealth and asset management revenue	266	3	—	269
Customer deposit and loan fees	226	1	—	227
Capital markets and advisory fees	10	19	—	29
Leasing revenue	2	21	—	23
Insurance income	75	6	1	82
Other	6	2	11	19
Net revenue from contracts with customers	$945	$156	$12	$1,113
Noninterest income within the scope of other GAAP topics	344	363	69	776
Total noninterest income	$1,289	$519	$81	$1,889
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2023 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2023 was determined to be immaterial.
133 Huntington Bancshares Incorporated

16. SHARE-BASED COMPENSATION
Share-based awards are eligible for issuance under the Huntington Bancshares Incorporated 2018 Long Term Incentive Plan. This plan provides for the granting of stock options, restricted stock awards, restricted stock units, performance share units and other awards to officers, directors, and other employees. In connection with the TCF acquisition in 2021, equity awards granted under the TCF equity plans were assumed subject to the same terms and conditions applicable to such awards prior to the date of acquisition. At December 31, 2023, 15 million shares were available for future grants.
Huntington issues shares to fulfill share-based award vesting from available authorized common shares. At December 31, 2023, Huntington believes there are adequate authorized common shares to satisfy anticipated share-based award vesting in 2024.
The following table presents total share-based compensation expense and related tax benefit.

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Share-based compensation expense (1)	$114	$119	$138
Tax benefit	19	20	22
(1)Compensation costs are included in personnel costs on the Consolidated Statements of Income.
Stock Options
Stock options, awarded by Huntington, are granted at the closing market price on the date of the grant and vest ratably over four years or when other conditions are met. Options assumed in the TCF acquisition have been fully vested. Stock options, which represented a portion of the grant values, have no intrinsic value until the stock price increases. All options have a contractual term of ten years from the date of grant.
Huntington’s stock option activity and related information was as follows:

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	13,458	$12.50
Exercised	(425)	9.93
Forfeited/expired	(111)	12.74
Outstanding at December 31, 2023	12,922	$12.58	5.0	$17
Expected to vest	1,909	$12.26	6.8	$4
Exercisable at December 31, 2023	11,001	$12.63	4.7	$13
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
2023 Form 10-K 134

The following table summarizes the status of Huntington’s restricted stock awards, restricted stock units, and performance share units as of December 31, 2023, and activity for the year ended December 31, 2023:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	124	$14.37	24,221	$12.70	3,469	$12.40
Granted	—	—	7,981	13.94	2,521	15.30
Vested	(115)	14.03	(6,316)	11.74	(2,682)	8.64
Forfeited	—	—	(1,217)	13.08	(88)	15.02
Nonvested at December 31, 2023	9	$14.16	24,669	$13.15	3,220	$15.19
The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2023, 2022, and 2021 were $14.14, $13.47, and $15.78, respectively. The total fair value of awards vested during the years ended December 31, 2023, 2022, and 2021 was $99 million, $105 million, and $135 million, respectively. As of December 31, 2023, the total unrecognized compensation cost related to nonvested shares was $289 million with a weighted-average expense recognition period of 2.4 years.
17. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2023.
The following table shows the weighted-average assumptions used to determine the benefit obligation and the net periodic benefit cost:

	At December 31,
	2023	2022
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.15%	5.41%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.41	2.86
Expected return on plan assets	5.00	4.50
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets:

	At December 31,
(dollar amounts in millions)	2023	2022
Projected benefit obligation at beginning of measurement year	$692	$956
Changes due to:
Service cost	3	3
Interest cost	36	22
Benefits paid	(33)	(32)
Settlements	(16)	(29)
Actuarial gains	5	(228)
Total changes	(5)	(264)
Projected benefit obligation at end of measurement year	$687	$692
135 Huntington Bancshares Incorporated

The following table reconciles the beginning and ending balances of the fair value of Plan assets:

	At December 31,
(dollar amounts in millions)	2023	2022
Fair value of plan assets at beginning of measurement year	$740	$1,007
Changes due to:
Actual return on plan assets	39	(197)
Settlements	(17)	(38)
Benefits paid	(33)	(32)
Total changes	(11)	(267)
Fair value of plan assets at end of measurement year	$729	$740
As of December 31, 2023, the difference between the accumulated benefit obligation and the fair value of Plan assets was $42 million and is recorded in other assets.
The following table shows the components of net periodic benefit costs recognized:

	Year Ended December 31, (1)
(dollar amounts in millions)	2023	2022	2021
Service cost	$3	$3	$3
Interest cost	36	22	19
Expected return on plan assets	(43)	(41)	(40)
Amortization of loss	1	9	12
Settlements	7	15	8
Benefit costs	$4	$8	$2
(1)    The pension costs are recognized in other noninterest income in the Consolidated Statements of Income.
During 2023, all Plan assets were transferred to Northern Trust who held them as trustee at December 31, 2023. At December 31, 2022, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of cash equivalent, corporate and government fixed income, and equity investments as follows:

	Fair Value at December 31,
(dollar amounts in millions)	2023		2022
Cash equivalents:
Mutual funds-money market	$17	2%	$23	3%
Fixed income:
Corporate obligations	234	32	414	57
U.S. Government obligations	70	10	154	21
Municipal obligations	1	—	3	—
Collective trust funds	297	42	62	8
Equities:
Limited liability companies	10	1	9	1
Collective trust funds	76	10	27	4
Limited partnerships	24	3	48	6
Fair value of plan assets	$729	100%	$740	100%
2023 Form 10-K 136

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2023, mutual money market funds are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Common stock is valued using the year-end closing price as determined by a national securities exchange and are classified as Level 1. Collective trust funds and limited liability companies are valued at net asset value per unit as a practical expedient, which is calculated based on the fair values of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2023, Plan assets were invested 2% in cash equivalents, 14% in equity investments, and 84% in fixed income investments, with an average duration of 13.0 years on investments. The estimated life of benefit obligations was 10.4 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 1% in cash equivalents, 10% in equity investments, and 89% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time.
At December 31, 2023, the following table shows when benefit payments are expected to be paid:

(dollar amounts in millions)	Pension Benefits
2024	$51
2025	52
2026	53
2027	53
2028	53
2029 through 2033	253
Huntington has a defined contribution plan that is available to eligible employees. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2023, 2022, and 2021 was $61 million, $58 million, and $70 million, respectively.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	At December 31,
(dollar amounts in millions, share amounts in thousands)	2023	2022
Shares in Huntington common stock	11,899	9,451
Market value of Huntington common stock	$151	$133
Dividends received on shares of Huntington stock	7	6
137 Huntington Bancshares Incorporated

18. INCOME TAXES
The following is a summary of the provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Current tax provision (benefit)
Federal	$644	$129	$356
State	63	62	13
Foreign	8	5	1
Total current tax provision	715	196	370
Deferred tax provision (benefit)
Federal	(291)	319	(104)
State	(11)	—	28
Total deferred tax provision (benefit)	(302)	319	(76)
Provision for income taxes	$413	$515	$294
The following is a reconciliation for provision for income taxes:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Provision for income taxes computed at the statutory rate	$501	$580	$334
Increases (decreases):
General business credits	(253)	(164)	(126)
Tax-exempt income	(28)	(21)	(18)
Capital loss	—	(60)	(32)
Affordable housing investment amortization, net of tax benefits	148	129	102
State income taxes, net	41	49	32
Other	4	2	2
Provision for income taxes	$413	$515	$294
2023 Form 10-K 138

The significant components of deferred tax assets and liabilities were as follows:

	At December 31,
(dollar amounts in millions)	2023	2022
Deferred tax assets:
Fair value adjustments	$791	$917
Allowances for credit losses	564	526
Tax credit carryforward	240	59
Net operating and other loss carryforward	101	136
Research and development expenses	91	—
Lease liability	89	96
Purchase accounting and other intangibles	82	167
Pension and other employee benefits	70	68
Accrued expense/prepaid	61	8
Other assets	4	5
Total deferred tax assets	2,093	1,982
Deferred tax liabilities:
Lease financing	873	955
Loan origination costs	155	97
Mortgage servicing rights	124	112
Operating assets	96	133
Right-of-use asset	62	67
Securities adjustments	40	42
Other liabilities	3	10
Total deferred tax liabilities	1,353	1,416
Net deferred tax asset (liability) before valuation allowance	740	566
Valuation allowance	(30)	(32)
Net deferred tax asset	$710	$534
At December 31, 2023, Huntington’s net deferred tax asset related to loss and other carryforwards was $341 million. This was comprised of federal net operating loss carryforwards of $43 million, which will begin expiring in 2025, state net operating loss carryforwards of $42 million, which will begin expiring in 2024, a federal capital loss carryforward of $13 million, which will expire in 2025, state capital loss carryforwards of $4 million, which will begin expiring in 2024, and general business credits of $240 million, which will expire in 2042.
The Company has established a valuation allowance on its state deferred tax assets as it believes it is more likely than not, portions will not be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2016. The 2017-2022 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2019.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022
Unrecognized tax benefits at beginning of year	$94	$93
Gross increases for tax positions taken during prior years	8	1
Settlements with taxing authorities	(94)	—
Unrecognized tax benefits at end of year	$8	$94
139 Huntington Bancshares Incorporated

Due to the complexities of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate of the tax liabilities. Certain proposed adjustments resulting from the IRS examination of our 2010 through 2011 tax returns were effectively settled in 2023.
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. The amounts of accrued tax-related interest and penalties were immaterial at December 31, 2023 and 2022. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
At December 31, 2023, retained earnings included approximately $182 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $38 million at December 31, 2023.
19. FAIR VALUES OF ASSETS AND LIABILITIES
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2023 and 2022.
Loans held for sale
Huntington has elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are classified as Level 2 and are estimated using security prices for similar product types.
Loans held for investment
Certain mortgage loans originated with the intent to sell for which the FVO was elected have been reclassified to loans held for investment. These loans continue to be measured at fair value. The fair value is determined using fair value of similar mortgage-backed securities adjusted for loan specific variables.
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
2023 Form 10-K 140

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
Derivative assets and liabilities
Derivatives classified as Level 2 primarily consist of interest rate contracts, which are valued using a discounted cash flow method that incorporates current market interest rates. In addition, Level 2 includes foreign exchange and commodity contracts, which are valued using exchange traded swaps, exchange traded options, and futures market data. Level 2 also includes exchange traded options and forward commitments to deliver mortgage-backed securities, which are valued using quoted prices.
Derivatives classified as Level 3 consist of interest rate lock agreements related to mortgage loan commitments, the Visa® share swap, and credit default swaps.
MSRs
MSRs are accounted for using the fair value method and are classified as Level 3. Refer to Note 7 - “Mortgage Loan Sales and Servicing Rights” for information on valuation methodology.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2023
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$91	$—	$—	$—	$91
Other agencies	—	2	—	—	2
Municipal securities	—	32	—	—	32
Total trading account securities	91	34	—	—	125
Available-for-sale securities:
U.S. Treasury securities	2,856	—	—	—	2,856
Residential CMO	—	3,184	—	—	3,184
Residential MBS	—	11,382	—	—	11,382
Commercial MBS	—	1,827	—	—	1,827
Other agencies	—	155	—	—	155
Municipal securities	—	38	3,335	—	3,373
Private-label CMO	—	99	20	—	119
Asset-backed securities	—	281	75	—	356
Corporate debt	—	2,043	—	—	2,043
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	2,856	19,019	3,430	—	25,305
Other securities	30	2	—	—	32
Loans held for sale	—	506	—	—	506
Loans held for investment	—	120	54	—	174
MSRs	—	—	515	—	515
Other assets:
Derivative assets	—	1,720	3	(1,330)	393
Assets held in trust for deferred compensation plans	177	—	—	—	177
Liabilities
Derivative liabilities	$—	$1,416	$5	$(751)	$670
141 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2022
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
Municipal securities	$—	$19	$—	$—	$19
Available-for-sale securities:
U.S. Treasury securities	103	—	—	—	103
Residential CMOs	—	2,914	—	—	2,914
Residential MBS	—	12,263	—	—	12,263
Commercial MBS	—	1,953	—	—	1,953
Other agencies	—	182	—	—	182
Municipal securities	—	42	3,248	—	3,290
Private-label CMO	—	108	20	—	128
Asset-backed securities	—	298	74	—	372
Corporate debt	—	2,214	—	—	2,214
Other securities/sovereign debt	—	4	—	—	4
Total available-for-sale securities	103	19,978	3,342	—	23,423
Other securities	31	1	—	—	32
Loans held for sale	—	520	—	—	520
Loans held for investment	—	169	16	—	185
MSRs	—	—	494	—	494
Other assets:
Derivative assets	—	2,161	3	(1,808)	356
Assets held in trust for deferred compensation plans	155	—	—	—	155
Liabilities
Derivative liabilities	$—	$2,332	$5	$(1,345)	$992
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2023 Form 10-K 142

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

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Year Ended December 31, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers into Level 3	—	—	—	—	—	41
Transfers out of Level 3 (1)	—	(23)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	7	25	—	—	—	—
Interest and fee income	—	—	(2)	(1)	—	(3)
Noninterest income	—	(2)	—	—	—	—
Included in OCI	—	—	73	—	1	—
Purchases/originations	63	—	928	1	—	—
Sales	(1)	—	—	—	—	—
Settlements	(48)	—	(912)	—	—	—
Closing balance	$515	$(2)	$3,335	$20	$75	$54
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$7	$(3)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	47	—	1	—

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Year Ended December 31, 2022
Opening balance	$351	$4	$3,477	$20	$70	$19
Transfers out of Level 3 (1)	—	(3)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	114	(3)	—	—	—	1
Interest and fee income	—	—	(5)	(3)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Included in OCI	—	—	(262)	—	(1)	—
Purchases/originations/acquisitions	85	—	1,087	4	31	—
Repayments	—	—	—	—	—	(4)
Settlements	(56)	—	(1,045)	(1)	(26)	—
Closing balance	$494	$(2)	$3,248	$20	$74	$16
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$114	$(8)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(257)	—	(1)	—
143 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities
Year Ended December 31, 2021
Opening balance	$210	$41	$2,951	$9	$10	$23
Transfers out of Level 3 (1)	—	(132)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	27	88	—	—	—	—
Interest and fee income	—	—	(1)	(2)	—	—
Included in OCI	—	—	(46)	—	—	—
Purchases/originations/acquisitions	194	7	1,835	11	115	—
Sales	—	—	(369)	—	—	—
Repayments	—	—	—	—	—	(4)
Settlements	(80)	—	(893)	2	(55)	—
Closing balance	$351	$4	$3,477	$20	$70	$19
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$27	$(41)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(47)	—	—	—
(1)     Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At December 31, 2023
Loans held for sale	$506	$489	$17	$—	$—	$—
Loans held for investment	174	184	(10)	2	3	(1)
At December 31, 2022
Loans held for sale	$520	$513	$7	$—	$—	$—
Loans held for investment	185	190	$(5)	11	11	—
The following table presents the net (losses) gains from fair value changes:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Loans held for sale (1)	$10	$(26)	$(31)
Loans held for investment	(5)	1	(1)
(1)The net gains (losses) from fair value changes are included in Mortgage banking income on the Consolidated Statements of Income.
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The gains (losses) represent the amounts recorded during the period regardless of whether the asset is still held at period end.
2023 Form 10-K 144

The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Gains/(Losses) Year Ended
(dollar amounts in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2021
Collateral-dependent loans	$40	$16	$(21)	$(1)	$(4)
Huntington records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off.
Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value:

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At December 31, 2023				At December 31, 2022
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	4%	-	37%	9%	5%	-	40%	7%
		Spread over forward interest rate swap rates	5%	-	13%	5%	5%	-	13%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	6%	5%	5%	-	5%	5%
		Cumulative default	—%	-	64%	6%	—%	-	64%	7%
		Loss given default	20%	-	20%	20%	20%	-	20%	20%
(1)Certain disclosures related to quantitative level 3 fair value measurements do not include those deemed to be immaterial.

The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs.
Components of credit loss estimates including probability of default, constant default, cumulative default, loss given default, cure given deferral, and loss severity, are driven by the ability of the borrowers to pay their loans and the value of the underlying collateral and are impacted by changes in macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Higher credit loss estimates generally result in lower fair values. Credit spreads generally increase when liquidity risks and market volatility increase and decrease when liquidity conditions and market volatility improve.
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
145 Huntington Bancshares Incorporated

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
The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments:

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At December 31, 2023
Financial Assets
Cash and short-term assets	$10,323	$—	$—	$10,323	$10,323
Trading account securities	—	—	125	125	125
Available-for-sale securities	—	—	25,305	25,305	25,305
Held-to-maturity securities	15,750	—	—	15,750	13,718
Other securities	693	—	32	725	725
Loans held for sale	—	10	506	516	516
Net loans and leases (1)	119,553	—	174	119,727	116,781
Derivative assets	—	—	393	393	393
Assets held in trust for deferred compensation plans	—	—	177	177	177
Financial Liabilities
Deposits (2)	151,230	—	—	151,230	151,183
Short-term borrowings	620	—	—	620	620
Long-term debt	12,394	—	—	12,394	12,276
Derivative liabilities	—	—	670	670	670
At December 31, 2022
Financial Assets
Cash and short-term assets	$6,918	$—	$—	$6,918	$6,918
Trading account securities	—	—	19	19	19
Available-for-sale securities	—	—	23,423	23,423	23,423
Held-to-maturity securities	17,052	—	—	17,052	14,754
Other securities	822	—	32	854	854
Loans held for sale	—	9	520	529	529
Net loans and leases (1)	117,217	—	185	117,402	112,591
Derivative assets	—	—	356	356	356
Assets held in trust for deferred compensation plans	—	—	155	155	155
Financial Liabilities
Deposits (2)	147,914	—	—	147,914	147,796
Short-term borrowings	2,027	—	—	2,027	2,027
Long-term debt	9,686	—	—	9,686	9,564
Derivative liabilities	—	—	992	992	992
(1)Includes collateral-dependent loans.
(2)Includes $1.4 billion and $462 million in time deposits in excess of the FDIC insurance coverage limit at December 31, 2023 and December 31, 2022, respectively.

2023 Form 10-K 146

The following table presents the level in the fair value hierarchy for estimated fair values:

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
At December 31, 2023
Financial Assets
Trading account securities	$91	$34	$—	$—	$125
Available-for-sale securities	2,856	19,019	3,430	—	25,305
Held-to-maturity securities	—	13,718	—	—	13,718
Other securities (2)	30	2	—	—	32
Loans held for sale	—	506	10	—	516
Net loans and leases	—	120	116,661	—	116,781
Derivative assets	—	1,720	3	(1,330)	393
Financial Liabilities
Deposits	—	135,627	15,556	—	151,183
Short-term borrowings	—	620	—	—	620
Long-term debt	—	8,929	3,347	—	12,276
Derivative liabilities	—	1,416	5	(751)	670
At December 31, 2022
Financial Assets
Trading account securities	$—	$19	$—	$—	$19
Available-for-sale securities	103	19,978	3,342	—	23,423
Held-to-maturity securities	—	14,754	—	—	14,754
Other securities (2)	31	1	—	—	32
Loans held for sale	—	520	9	—	529
Net loans and leases	—	169	112,422	—	112,591
Derivative assets	—	2,161	3	(1,808)	356
Financial Liabilities
Deposits	—	142,081	5,715	—	147,796
Short-term borrowings	—	2,027	—	—	2,027
Long-term debt	—	8,680	884	—	9,564
Derivative liabilities	—	2,332	5	(1,345)	992
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

	At December 31, 2023			At December 31, 2022
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$38,017	$868	$519	$42,461	$1,008	$1,145
Foreign exchange contracts	222	6	—	202	2	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	41,526	718	757	37,562	968	1,008
Foreign exchange contracts	5,257	69	76	4,889	68	68
Credit contracts	381	—	2	—	—	—
Commodities contracts	681	62	60	762	114	113
Equity contracts	759	—	7	636	4	3
Total Contracts	$86,843	$1,723	$1,421	$86,512	$2,164	$2,337
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
(dollar amounts in millions)		2023	2022	2021
Interest rate contracts:
Customer	Capital markets fees	$30	$47	$50
Mortgage banking	Mortgage banking income	(10)	(109)	(26)
Interest rate floors	Interest and fee income on loans and leases	—	—	(8)
Interest rate caps	Interest expense on long-term debt	—	—	89
Interest rate swaptions	Other noninterest income	(24)	—	—
Foreign exchange contracts	Capital markets fees	45	45	32
Credit contracts	Other noninterest income	(2)	—	—
Commodities contracts	Capital markets fees	5	5	3
Equity contracts	Other noninterest expense	(13)	(9)	(8)
Total		$31	$(21)	$132
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
2023 Form 10-K 148

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities, identified by the underlying interest rate-sensitive instruments:

	At December 31, 2023
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$11,649	$—	$—	$11,649
Loans	—	16,675	175	16,850
Long-term debt	9,693	—	—	9,693
Total notional value	$21,342	$16,675	$175	$38,192

	At December 31, 2022
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$10,407	$—	$—	$10,407
Loans	—	24,325	175	24,500
Long-term debt	7,729	—	—	7,729
Total notional value	$18,136	$24,325	$175	$42,636
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars and floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $248 million for the year ended December 31, 2023, and an increase to net interest income of $76 million, and $337 million for the years ended December 31, 2022 and 2021, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Consolidated Statements of Financial Condition. Huntington has also designated $662 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(284)	$875	$108
Change in fair value of hedged investment securities (1)	282	(862)	(114)
Change in fair value of interest rate swaps hedging long-term debt (2)	141	(300)	(184)
Change in fair value of hedged long term debt (2)	(141)	300	187
(1)Recognized in Interest income—available-for-sale securities—taxable in the Consolidated Statements of Income.
(2)Recognized in Interest expense - long-term debt in the Consolidated Statements of Income.
149 Huntington Bancshares Incorporated

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
	At December 31,		At December 31,
(dollar amounts in millions)	2023	2022	2023	2022
Assets
Investment securities (1)	$18,241	$18,029	$(698)	$(979)
Liabilities
Long-term debt (2)	9,909	7,175	(115)	(256)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.6 billion, the cumulative basis adjustments associated with these hedging relationships was $619 million, and the notional amounts of the designated hedging instruments were $11.0 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(69) million at December 31, 2023 and $(70) million at December 31, 2022.
Cash Flow Hedges
At December 31, 2023, Huntington had $16.7 billion of interest rate swaps and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At December 31, 2023, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $236 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives was a net liability of $4 million and $3 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, Huntington had commitments to sell residential real estate loans of $674 million and $766 million, respectively. These contracts mature in less than one year.
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
2023 Form 10-K 150

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

		At December 31,
(dollar amounts in millions)		2023	2022
Notional value		$1,668	$1,120
Trading assets		—	4
Trading liabilities		(69)	(78)

	Year December 31,
(dollar amounts in millions)	2023	2022	2021
Trading (losses) gains	$(10)	$(109)	$(26)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2023 and December 31, 2022, were $47 million and $59 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $44.5 billion and $40.7 billion at December 31, 2023 and December 31, 2022, respectively. Huntington’s credit risk from customer derivatives was $122 million and $118 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts at December 31, 2023 totaled $381 million and the position of these derivatives was a net liability of $2 million at that date.
Financial assets and liabilities that are offset in the Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 19 - “Fair Values of Assets and Liabilities.”
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
151 Huntington Bancshares Incorporated

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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $238 million and $227 million at December 31, 2023 and December 31, 2022, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At December 31, 2023, Huntington pledged $206 million of investment securities and cash collateral to counterparties, while other counterparties pledged $745 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At December 31, 2023	$1,723	$(1,330)	$393	$(45)	$(4)	$344
At December 31, 2022	2,164	(1,808)	356	(7)	(56)	293

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At December 31, 2023	$1,421	$(751)	$670	$—	$(93)	$577
At December 31, 2022	2,337	(1,345)	992	(79)	(118)	795
21. VARIABLE INTEREST ENTITIES
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary of, the VIE.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At December 31, 2023
Affordable Housing Tax Credit Partnerships	$2,297	$1,279	$2,297
Trust Preferred Securities	14	248	—
Other Investments	894	140	894
Total	$3,205	$1,667	$3,191
At December 31, 2022
Affordable Housing Tax Credit Partnerships	$2,036	$1,260	$2,036
Trust Preferred Securities	14	248	—
Other Investments	522	141	522
Total	$2,572	$1,649	$2,558
2023 Form 10-K 152

Trust-Preferred Securities
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as long-term debt. Refer to Note 11 - “Borrowings” for the outstanding amount of debentures issued to each trust and corresponding trust securities. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

	At December 31,
(dollar amounts in millions)	2023	2022
Affordable housing tax credit investments	$3,335	$2,891
Less: amortization	(1,038)	(855)
Net affordable housing tax credit investments	$2,297	$2,036
Unfunded commitments	$1,279	$1,260
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Tax credits and other tax benefits recognized	$260	$203	$144
Proportional amortization expense included in provision for income taxes	205	170	126
There was no impairment recognized for the years ended December 31, 2023 and 2022, and 2021.
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
153 Huntington Bancshares Incorporated

22. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

	At December 31,
(dollar amounts in millions)	2023	2022
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$32,344	$32,500
Consumer	19,270	19,064
Commercial real estate	2,543	3,393
Standby letters of credit and guarantees on industrial revenue bonds	814	714
Commercial letters of credit	9	15
Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature. Certain commitments to extend credit are secured by collateral, including residential and commercial real estate, inventory, receivables, cash and securities, and other business assets.
Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $9 million and $27 million at December 31, 2023 and December 31, 2022, respectively.
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
2023 Form 10-K 154

Huntington establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Huntington thereafter continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $20 million at December 31, 2023 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
23. OTHER REGULATORY MATTERS
Huntington and the Bank are subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the Federal Reserve, for Huntington, and by the OCC, for the Bank. These rules implement the Basel III international regulatory capital standards in the U.S., as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Under the U.S. Basel III capital rules, Huntington’s and the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets.
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
In addition to meeting the minimum capital requirements under the U.S. Basel III capital rules, Huntington and the Bank must also maintain the applicable capital buffer requirements, SCB or CCB, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management.
155 Huntington Bancshares Incorporated

As of December 31, 2023, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios.

		Minimum	Minimum Ratio+			Basel III
		Regulatory	Capital Buffer (1)		Well-	At December 31,
		Capital	At December 31,		Capitalized	2023		2022
(dollar amounts in millions)		Ratios	2023	2022	Minimums	Ratio	Amount	Ratio	Amount
CET1 risk-based capital	Consolidated	4.50%	7.70%	7.80%	N/A	10.25%	$14,212	9.36%	$13,290
	Bank	4.50	7.00	7.00	6.50%	10.60	14,671	9.98	14,133
Tier 1 risk-based capital	Consolidated	6.00	9.20	9.30	6.00	11.98	16,616	10.90	15,467
	Bank	6.00	8.50	8.50	8.00	11.47	15,879	10.83	15,334
Total risk-based capital	Consolidated	8.00	11.20	11.30	10.00	14.17	19,657	13.09	18,573
	Bank	8.00	10.50	10.50	10.00	13.09	18,126	12.47	17,647
Tier 1 leverage	Consolidated	4.00	N/A	N/A	N/A	9.32	16,616	8.60	15,467
	Bank	4.00	N/A	N/A	5.00	8.51	15,879	8.54	15,334
(1)    The SCB, applicable to Huntington, was 3.2% and 3.3% at December 31, 2023 and December 31, 2022, respectively. The CCB, applicable to the Bank, was 2.5% at both December 31, 2023 and December 31, 2022.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2023, the Bank could lend $1.8 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
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
24. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	At December 31,
(dollar amounts in millions)	2023	2022
Assets
Cash and due from banks	$4,001	$3,525
Due from The Huntington National Bank	2,163	969
Due from non-bank subsidiaries	25	25
Investment in The Huntington National Bank	18,388	17,384
Investment in non-bank subsidiaries	263	242
Accrued interest receivable and other assets	718	664
Total assets	$25,558	$22,809
Liabilities and shareholders’ equity
Long-term borrowings	$4,993	$3,980
Dividends payable, accrued expenses, and other liabilities	1,212	1,098
Total liabilities	6,205	5,078
Shareholders’ equity (1)	19,353	17,731
Total liabilities and shareholders’ equity	$25,558	$22,809
(1)See Consolidated Statements of Changes in Shareholders’ Equity.
2023 Form 10-K 156

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Income
Dividends from:
The Huntington National Bank	$1,706	$1,566	$1,394
Non-bank subsidiaries	27	19	19
Interest from:
The Huntington National Bank	77	16	3
Non-bank subsidiaries	2	1	1
Other	(1)	(1)	—
Total income	1,811	1,601	1,417
Expense
Personnel costs	5	8	6
Interest on borrowings	252	107	60
Other	191	169	230
Total expense	448	284	296
Income before income taxes and equity in undistributed net income of subsidiaries	1,363	1,317	1,121
Provision (benefit) for income taxes	(75)	(44)	(56)
Income before equity in undistributed net income of subsidiaries	1,438	1,361	1,177
Increase in undistributed net income of:
The Huntington National Bank	486	853	97
Non-bank subsidiaries	27	24	21
Net income	$1,951	$2,238	$1,295
Other comprehensive income (loss)(1)	422	(2,869)	(421)
Comprehensive income (loss)	$2,373	$(631)	$874
(1)See Consolidated Statements of Comprehensive Income for other comprehensive (loss) income detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
Operating activities
Net income	$1,951	$2,238	$1,295
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(513)	(877)	(118)
Depreciation and amortization	—	(22)	23
Other, net	192	(55)	(217)
Net cash provided by operating activities	1,630	1,284	983
Investing activities
Repayments from subsidiaries	503	14	8
Advances to subsidiaries	(1,753)	(503)	(59)
Net purchases of securities	—	(20)	(28)
Net cash (paid) received from business combination	—	(194)	248
Other, net	(10)	(1)	—
Net cash (used for) provided by investing activities	(1,260)	(704)	169
Financing activities
Proceeds from issuance of long-term debt	1,250	1,144	513
Payment of long-term debt	(323)	—	(1,508)
Dividends paid on common and preferred stock	(1,034)	(1,010)	(888)
Repurchases of common stock	—	—	(650)
Net proceeds from issuance of preferred stock	317	—	486
Repurchase/redemption of preferred stock	(82)	—	(700)
Other, net	(22)	(21)	(39)
Net cash provided by (used for) financing activities	106	113	(2,786)
Increase (decrease) in cash and cash equivalents	476	693	(1,634)
Cash and cash equivalents at beginning of year	3,525	2,832	4,466
Cash and cash equivalents at end of year	$4,001	$3,525	$2,832
Supplemental disclosure: Interest paid	$228	$89	$71
157 Huntington Bancshares Incorporated

25. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. Huntington completed an organizational realignment during the 2023 second quarter and now reports on two business segments: Consumer & Regional Banking and Commercial Banking. The organizational realignment primarily involved consolidating our previously reported Consumer and Business Banking, Vehicle Finance and RBHPCG, into one new business segment called Consumer & Regional Banking. Prior period results have been adjusted to conform to the new segment presentation.
The following is a description of our business segments and the Treasury / Other function:
Consumer & Regional Banking - Consumer & Regional Banking offers a comprehensive set of digitally powered consumer and business financial solutions to Consumer Lending, Regional Banking, Branch Banking, and Wealth Management customers. The Consumer & Regional Banking segment provides a wide array of financial products and services to consumer and business customers including, but not limited to, deposits, lending, payments, mortgage banking, dealer financing, investment management, trust, brokerage, insurance, and other financial products and services. We serve our customers through our network of channels, including branches and ATMs, online and mobile banking, and through our customer call centers.
Commercial Banking - The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, which include a comprehensive set of product offerings. Our target clients span from mid-market to large corporates across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. In particular, our payment capabilities continue to expand as we develop unique solutions for our diverse client segments, including Huntington ChoicePay. This segment includes customers in Middle Market Banking, Corporate, Specialty, and Government Banking, Asset Finance, Commercial Real Estate Banking, and Capital Markets.
Treasury / Other - The Treasury / Other function includes technology and operations, and other unallocated assets, liabilities, revenue, and expense.
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
2023 Form 10-K 158

Huntington uses an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. During the fourth quarter of 2023, we revised our FTP methodology for non-maturity deposits, which has been enhanced to consider the internally modeled weighted average life by non-maturity deposit type. Prior period results have been adjusted to conform to the revised FTP methodology.
Listed in the table below is certain operating basis financial information reconciled to Huntington’s, reported results by business segment.

Income Statements (dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Year Ended December 31, 2023
Net interest income (loss)	$3,717	$2,162	$(440)	$5,439
Provision for credit losses	246	156	—	402
Noninterest income	1,257	646	18	1,921
Noninterest expense	3,064	1,134	376	4,574
Provision (benefit) for income taxes	349	319	(255)	413
Income attributable to non-controlling interest	—	20	—	20
Net income (loss) attributable to Huntington Bancshares Inc	$1,315	$1,179	$(543)	$1,951
Year Ended December 31, 2022
Net interest income	$3,213	$1,807	$253	$5,273
Provision for credit losses	260	29	—	289
Noninterest income	1,272	667	42	1,981
Noninterest expense	2,924	1,056	221	4,201
Provision (benefit) for income taxes	274	292	(51)	515
Income attributable to non-controlling interest	—	10	1	11
Net income attributable to Huntington Bancshares Inc	$1,027	$1,087	$124	$2,238
Year Ended December 31, 2021
Net interest income (loss)	$3,103	$1,483	$(484)	$4,102
Provision for credit losses	2	23	—	25
Noninterest income	1,289	519	81	1,889
Noninterest expense	2,698	787	890	4,375
Provision (benefit) for income taxes	355	251	(312)	294
Income attributable to non-controlling interest	—	2	—	2
Net income (loss) attributable to Huntington Bancshares Inc	$1,337	$939	$(981)	$1,295

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2023	2022	2023	2022
Consumer & Regional Banking	$73,082	$70,268	$110,157	$105,064
Commercial Banking	63,377	63,611	35,466	36,807
Treasury / Other	52,909	49,027	5,607	6,043
Total	$189,368	$182,906	$151,230	$147,914
159 Huntington Bancshares Incorporated

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Trading Plans
On November 20, 2023, Julie C. Tutkovics, our Chief Marketing and Communications Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Tutkovics’ plan is for the sale of up to 178,395 shares of our common stock in amounts and prices determined in accordance with formulae set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and November 4, 2024.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
We refer in Part III of this report to relevant sections of our 2024 Proxy Statement for the 2024 Annual Meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2023 fiscal year. Portions of our 2024 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers, and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Our Executive Officers, Family Relationships, Delinquent Section 16(a) Reports, Codes of Ethics, Proposals by Shareholders for the 2024 Annual Meeting, Recommendations for Directorship, and Board Committee Information of our 2024 Proxy Statement, which is incorporated by reference into this item.
2023 Form 10-K 160

Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers and Compensation of Directors of our 2024 Proxy Statement, which is incorporated by reference into this item.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2023.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2)(3) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5) (c)
Equity compensation plans approved by security holders	34,359,531	$4.53	14,508,872
Equity compensation plans not approved by security holders	—	—	—
Total	34,359,531	$4.53	14,508,872
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
(2)The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of restricted stock awards, restricted share units, and performance share units, and the release of deferred share units.
(3)As of December 31, 2023, an additional 991,178 common shares, at a weighted-average exercise price of $7.07, are to be issued upon exercise or vesting under the TCF Incentive Plan, which was assumed in the acquisition of TCF, is no longer active, and for which Huntington has not reserved the right to make subsequent grants or awards.
(4)The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock awards, restricted stock units and performance share units and unreleased deferred share units as these awards do not have an exercise price.
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
The information related to item 403 of regulation S-K is set forth under the caption Ownership of Voting Stock of our 2024 Proxy Statement, which is incorporated by reference into this item.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Review, Approval, or Ratification of Transactions with Related Persons and Independence of Directors of our 2024 Proxy Statement, which are incorporated by reference into this item.
Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption Audit Matters of our 2024 Proxy Statement which is incorporated by reference into this item.

161 Huntington Bancshares Incorporated

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
2023 Form 10-K 162

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of December 13, 2020, by and between Huntington Bancshares Incorporated and TCF Financial Corporation	Current Report on Form 8-K dated December 17, 2020.	001-34073	2.1
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.7	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
3.9	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023	Current Report on Form 8-K dated July 19, 2023	001-34073	3.2
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
4.2	Description of Securities
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.3	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.4	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.5	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.6	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.7	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.8	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
10.9	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.10	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
163 Huntington Bancshares Incorporated

10.11	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2
10.12	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.13	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.14	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.15	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.16	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.17	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.18	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.19	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.20	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.21	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.22	*Huntington Bancshares Incorporated Amended and Restated 2018 Long-Term Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.22
10.23	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.24	*Form of 2018 Restricted Stock Unit Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.3
10.25	*Executive Deferred Compensation Plan, amended as of January 18, 2022.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.25
10.26	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018.	001-34073	10.40
10.27	Transition Agreement dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough	Current Report on Form 8-K, dated May 13, 2019.	001-34073	10.1
10.28	*Second Amendment to Huntington Supplemental 401(k) Plan dated October 22, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.1
10.29	*First Amendment to The Huntington National Bank Supplemental Retirement Income Plan dated October 23, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.2
10.30	*Management Incentive Plan effective for Plan Years Beginning On or After January 1, 2020.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-34073	10.1
10.31	*Letter Agreement dated December 13, 2020, by and between Huntington Bancshares Incorporated and Gary Torgow.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.31
10.32	*Letter Agreement dated February 2, 2021, by and between Huntington Bancshares Incorporated and Michael Jones.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.32
10.33	*Letter Agreement dated February 4, 2021, by and between Huntington Bancshares Incorporated and Thomas C. Shafer.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.33
10.34	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(d)
10.35	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(e)
10.36	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(i)
10.37	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(j)
10.38	*Amended and Restated TCF Financial 2015 Omnibus Incentive Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2018.	001-10253	10.1
10.39	*Stock Incentive Plan of 2019.	TCF Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.	001-39009	A
10.40	*TCF 401K Supplemental Plan, as amended and restated effective January 1, 2020.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(qq)
2023 Form 10-K 164

10.41	*TCF Employees Omnibus Deferred Compensation Plan, as restated effective April 15, 2019.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(rr)
10.42	*Rabbi Trust Agreement for TCF Employees Omnibus Deferred Compensation Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(ss)
10.43	*Form of 2022 Restricted Stock Unit Agreement	Annual Report on Form 10-K for year ended December 31, 2022.	001-34073	10.43
10.44	*Separation Agreement dated August 7, 2023 by and between The Huntington National Bank and Sandra E. Pierce.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.	001-34073	10.1
10.45	*Amendment to Executive Deferred Compensation Plan, dated April 28, 2023.
14.1(P)
Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 31, 2023 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003, and revised on October 17, 2023, are available on our website at http://www.huntington.com/About-Us/corporate-governance

21.1	Subsidiaries of the Registrant
22	Subsidiary Issuers of Guaranteed Securities
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
97	Financial Restatement Recoupment Policy
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2023, formatted in Inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Denotes management contract or compensatory plan or arrangement.

165 Huntington Bancshares Incorporated

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th Day of February, 2024.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Zachary Wasserman
	Stephen D. Steinour		Zachary Wasserman
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive Officer)		(Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th Day of February, 2024.

Alanna Y. Cotton *
Alanna Y. Cotton
Director

Ann B. Crane *
Ann B. Crane
Director

Gina D. France *
Gina D. France
Director

Rafael Andres Diaz-Granados *
Rafael Andres Diaz-Granados
Director

J. Michael Hochschwender *
J. Michael Hochschwender
Director

John C. Inglis *
John C. Inglis
Director

2023 Form 10-K 166

Richard H. King *
Richard H. King
Director

Katherine M.A. Kline *
Katherine M.A. Kline
Director

Richard W. Neu *
Richard W. Neu
Director

Kenneth J. Phelan *
Kenneth J. Phelan
Director

David L. Porteous *
David L. Porteous
Director

Roger J. Sit *
Roger J. Sit
Director

Jeffrey L. Tate *
Jeffrey L. Tate
Director

Gary Torgow *
Gary Torgow
Director

*/s/ Marcy C. Hingst
Marcy C. Hingst
Attorney-in-fact for each of the persons indicated
167 Huntington Bancshares Incorporated