Form 10-Q
period 2024-03-31
HUNTINGTON BANCSHARES INC /MD/
filed 2024-04-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,449,254,147 shares of the registrant’s common stock ($0.01 par value) outstanding on March 31, 2024.

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CDS	Credit Default Swap
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CME	Chicago Mercantile Exchange
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EOP	End of Period
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
2024 1Q Form 10-Q 3

NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
RBHPCG	Regional Banking and The Huntington Private Client Group
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
RV	Recreational vehicle
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To Be Announced
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. These include, but are not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of March 31, 2024, we have approximately 970 full-service branches and private client group offices which are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2023 Annual Report on Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2023 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Reporting Updates
During the fourth quarter of 2023, we updated the presentation of our noninterest income categories to align product and service types more closely with how we strategically manage our business. For a description of each updated noninterest income revenue stream, refer to Note 15 - “Revenue from Contracts with Customers” of the Notes to Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K.
During the fourth quarter of 2023, we revised our FTP methodology for non-maturity deposits, which has been enhanced to consider the internally modeled weighted average life by non-maturity deposit type. In general, the impact of the FTP methodology revision resulted in a net higher cost of funds allocation as compared with the previous method.
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
2024 1Q Form 10-Q 5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly Income Statement Data
	Three months ended March 31,		Change
(amounts in millions, except per share data)	2024	2023	Amount	Percent
Interest income	$2,380	$2,028	$352	17%
Interest expense	1,093	619	474	77
Net interest income	1,287	1,409	(122)	(9)
Provision for credit losses	107	85	22	26
Net interest income after provision for credit losses	1,180	1,324	(144)	(11)
Noninterest income	467	512	(45)	(9)
Noninterest expense	1,137	1,086	51	5
Income before income taxes	510	750	(240)	(32)
Provision for income taxes	86	144	(58)	(40)
Income after income taxes	424	606	(182)	(30)
Income attributable to non-controlling interest	5	4	1	25
Net income attributable to Huntington	419	602	(183)	(30)
Dividends on preferred shares	36	29	7	24
Net income applicable to common shares	$383	$573	$(190)	(33)%
Average common shares—basic	1,448	1,443	5	—%
Average common shares—diluted	1,473	1,469	4	—
Net income per common share—basic	$0.26	$0.40	$(0.14)	(35)
Net income per common share—diluted	0.26	0.39	(0.13)	(33)
Return on average total assets	0.89%	1.32%
Return on average common shareholders’ equity	9.2	14.6
Return on average tangible common shareholders’ equity (1)	14.2	23.1
Net interest margin (2)	3.01	3.40
Efficiency ratio (3)	63.7	55.6
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,287	$1,409	$(122)	(9)%
FTE adjustment (2)	13	9	4	44
Net interest income, FTE (non-GAAP) (2)	1,300	1,418	(118)	(8)
Noninterest income	467	512	(45)	(9)
Total revenue, FTE (non-GAAP) (2)	$1,767	$1,930	$(163)	(8)%
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
For the first quarter of 2024, we reported net income of $419 million, or $0.26 per diluted common share, compared with $602 million, or $0.39 per diluted common share, in the year-ago quarter. The first quarter of 2024 reported net income was negatively impacted by the recognition of additional FDIC DIF special assessment expense totaling $32 million, or $25 million after tax ($0.02 per common share), based on updated FDIC estimates to recover the costs associated with the 2023 bank failures, and staffing efficiency related expense of $7 million, or $5 million after tax. The year-ago quarter reported net income was positively impacted by the sale of our RPS business resulting in a $57 million gain, or $44 million after tax ($0.03 per common share), and negatively impacted by voluntary retirement program and organization realignment expense of $42 million, or $34 million after tax ($0.02 per common share).
6 Huntington Bancshares Incorporated

Net interest income was $1.3 billion for the first quarter of 2024, a decrease of $122 million, or 9%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, decreased $118 million, or 8%, from the year-ago quarter. The decrease in FTE net interest income primarily reflected a 39 basis point decrease in the FTE NIM to 3.01% and a $11.8 billion, or 10%, increase in average interest-bearing liabilities, partially offset by a $4.7 billion, or 3%, increase in average earning assets.
The provision for credit losses increased $22 million, or 26%, from the year-ago quarter to $107 million in the first quarter of 2024. The ACL increased $116 million from the year-ago quarter to $2.4 billion in the first quarter of 2024, or 1.97% of total loans and leases, compared to $2.3 billion, or 1.90% of total loans and leases. The increase in the total ACL was driven by a combination of loan and lease growth and modest builds in overall coverage ratios that are reflective of the current macroeconomic environment and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
Noninterest income of $467 million, decreased $45 million, or 9%, from the year-ago quarter, primarily due to the $57 million gain associated with the sale of the RPS business recognized in the year-ago quarter included within other noninterest income, and a decrease in capital markets and advisory fees, partially offset by increases in payments and cash management revenue and wealth and asset management revenue. Noninterest expense of $1.1 billion, increased $51 million, or 5%, from the year-ago quarter, primarily due to the aforementioned $32 million of FDIC DIF special assessment expense and an increase in outside data processing and other services.
Total assets at March 31, 2024 were $193.5 billion, an increase of $4.2 billion, or 2%, compared to December 31, 2023. The increase in total assets was primarily driven by increases in interest-earning deposits with banks of $2.5 billion, or 28%, total investment securities of $1.2 billion, or 3%, and loans and leases of $785 million, or 1%. Total liabilities at March 31, 2024 were $174.1 billion, an increase of $4.2 billion, or 2%, compared to December 31, 2023. The increase in total liabilities was primarily driven by increases in long-term debt of $2.5 billion, or 20%, and total deposits of $2.0 billion, or 1%, partially offset by a decrease in short-term borrowings of $438 million, or 71%.
The tangible common equity to tangible assets ratio decreased slightly to 6.0% at March 31, 2024, compared to 6.1% at December 31, 2023, primarily due to higher tangible assets and a change in AOCI driven by changes in interest rates, partially offset by current period earnings, net of dividends. CET1 risk-based capital ratio was 10.2% at both March 31, 2024 and December 31, 2023, as an increase in risk-weighted assets, driven by loan growth, and the CECL transitional amount, was offset by current period earnings, net of dividends.
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
•Leverage expertise and capabilities to acquire and deepen relationships and launch of select partnerships;
•Maintain positive operating leverage and execute disciplined capital management; and
•Provide stability and resilience through risk management, maintaining an aggregate moderate-to-low, through-the-cycle risk appetite.
Economy
Inflation remained high in the first quarter of 2024 while the labor market showed some signs of slowing, but remained strong overall. The Federal Reserve reiterates that data drives its interest rate policy. Until the data demonstrates that inflation will near the Federal Reserve’s 2% target, the Federal Reserve indicated that it is unlikely to take action to lower interest rates. The economy as a whole is doing well and consumer spending continues to surprise to the upside. Equity markets rallied in the first quarter of 2024 as the soft landing scenario looks more likely. Further banking regulation has been delayed with clarity on proposed amendment to the regulatory capital rule and long-term debt requirements for banks anticipated later in 2024.
The consensus economic outlook assumes a soft landing in the second half of 2024 to early 2025. Inflation expectations have risen, which has pushed expectations for the first Federal Reserve rate cuts to late 2024 or early 2025. The delay in rate cuts could eventually lead to lower GDP growth and higher unemployment.
2024 1Q Form 10-Q 7

Our quarterly results reflect continued execution of our growth strategy and leveraging the strength of our balance sheet, delivered through sustained organic deposit and loan growth. We have continued our disciplined approach to managing credit quality consistent with our aggregate moderate-to-low, through-the-cycle risk appetite. With our disciplined and proactive approach, we believe Huntington is well positioned to perform well through the dynamic environment. We remain focused on delivering profitable growth and driving value for our shareholders.
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

8 Huntington Bancshares Incorporated

Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin Analysis
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average	Interest Income	Yield/	Average	Interest Income	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$9,761	$134	5.50%	$6,350	$76	4.81%	$3,411	54%
Securities:
Trading account securities	133	2	5.15	21	—	5.37	112	NM
Available-for-sale securities:
Taxable	22,515	296	5.26	21,368	232	4.34	1,147	5
Tax-exempt	2,676	34	5.05	2,640	29	4.40	36	1
Total available-for-sale securities	25,191	330	5.24	24,008	261	4.35	1,183	5
Held-to-maturity securities—taxable	15,567	95	2.44	16,977	102	2.41	(1,410)	(8)
Other securities	724	9	5.23	886	10	4.35	(162)	(18)
Total securities	41,615	436	4.19	41,892	373	3.56	(277)	(1)
Loans held for sale	458	7	6.51	450	7	5.85	8	2
Loans and leases: (3)
Commercial:
Commercial and industrial	50,625	801	6.26	49,028	686	5.60	1,597	3
Commercial real estate	12,563	240	7.56	13,682	233	6.80	(1,119)	(8)
Lease financing	5,081	79	6.13	5,209	68	5.25	(128)	(2)
Total commercial	68,269	1,120	6.49	67,919	987	5.82	350	1
Consumer:
Residential mortgage	23,710	227	3.83	22,327	190	3.41	1,383	6
Automobile	12,553	158	5.05	13,245	129	3.94	(692)	(5)
Home equity	10,072	195	7.77	10,258	181	7.14	(186)	(2)
RV and marine	5,892	74	5.04	5,366	58	4.42	526	10
Other consumer	1,434	42	11.91	1,305	36	11.18	129	10
Total consumer	53,661	696	5.20	52,501	594	4.57	1,160	2
Total loans and leases	121,930	1,816	5.92	120,420	1,581	5.27	1,510	1
Total earning assets	173,764	2,393	5.54	169,112	2,037	4.89	4,652	3
Cash and due from banks	1,493			1,598			(105)	(7)
Goodwill and other intangible assets	5,697			5,759			(62)	(1)
All other assets	11,619			10,568			1,051	10
Allowance for loan and lease losses	(2,267)			(2,143)			(124)	(6)
Total assets	$190,306			$184,894			$5,412	3%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$38,488	$200	2.09%	$40,654	$132	1.32%	$(2,166)	(5)%
Money market deposits	46,100	413	3.61	37,301	172	1.87	8,799	24
Savings and other domestic deposits	16,595	10	0.24	19,877	3	0.07	(3,282)	(17)
Core certificates of deposit (4)	13,867	160	4.64	5,747	43	3.01	8,120	141
Other domestic deposits of $250,000 or more	461	5	4.18	252	2	2.45	209	83
Negotiable CDs, brokered and other deposits	5,307	69	5.19	4,815	54	4.56	492	10
Total interest-bearing deposits	120,818	857	2.85	108,646	406	1.52	12,172	11
Short-term borrowings	1,300	19	5.95	4,371	60	5.56	(3,071)	(70)
Long-term debt	13,777	217	6.30	11,047	153	5.52	2,730	25
Total interest-bearing liabilities	135,895	1,093	3.23	124,064	619	2.02	11,831	10
Demand deposits—noninterest-bearing	29,910			37,498			(7,588)	(20)
All other liabilities	5,239			5,056			183	4
Total liabilities	171,044			166,618			4,426	3
Total Huntington shareholders’ equity	19,213			18,231			982	5
Non-controlling interest	49			45			4	9
Total equity	19,262			18,276			986	5
Total liabilities and equity	$190,306			$184,894			$5,412	3%
Net interest rate spread			2.31			2.87
Impact of noninterest-bearing funds on margin			0.70			0.53
Net interest margin/NII (FTE)		$1,300	3.01%		$1,418	3.40%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.

2024 1Q Form 10-Q 9

Quarterly Net Interest Income
Net interest income for the first quarter of 2024 decreased $122 million, or 9%, from the first quarter of 2023. FTE net interest income, a non-GAAP financial measure, for the first quarter of 2024 decreased $118 million, or 8%, from the first quarter of 2023. The decrease in FTE net interest income primarily reflected a 39 basis point decrease in the FTE NIM to 3.01% and a $11.8 billion, or 10%, increase in average interest-bearing liabilities, partially offset by a $4.7 billion, or 3%, increase in average earning assets. The lower NIM was primarily driven by higher cost of funds with the higher interest rate environment and an increase in deposits held at the Federal Reserve Bank, partially offset by higher loan and lease and investment security yields.
Quarterly Average Balance Sheet
Average assets for the first quarter of 2024 increased $5.4 billion, or 3%, to $190.3 billion from the first quarter of 2023, primarily due to increases in average interest-earning deposits with banks of $3.4 billion, or 54%, and average loans and leases of $1.5 billion, or 1%. The increase in average loans and leases was driven by growth in average consumer loans of $1.2 billion, or 2%, and average commercial loans and leases of $350 million, or 1%.
Average liabilities for the first quarter of 2024 increased $4.4 billion, or 3%, from the first quarter of 2023, primarily due to an increase in average deposits. Average deposits increased $4.6 billion, or 3%, primarily due to an increase in average interest-bearing deposits of $12.2 billion, or 11%, partially offset by a decrease in noninterest-bearing deposits of $7.6 billion, or 20%. The increase in average interest-bearing deposits was primarily due to increases in average money market deposits and certificates of deposits, partially offset by decreases in savings and other domestic deposits and interest-bearing demand deposits.
Average shareholders’ equity for the first quarter of 2024 increased $982 million, or 5%, from the first quarter of 2023 primarily due to earnings.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the first quarter of 2024 was $107 million, an increase of $22 million, or 26%, compared to the first quarter of 2023. The increase in provision expense over the prior year quarter reflects increased charge-off activity in the current quarter, primarily in the Commercial portfolio compared to the year ago quarter.
The components of the provision for credit losses were as follows:

Table 3 - Provision for Credit Losses
	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Provision for loan and lease losses	$117	$78
Provision (benefit) for unfunded lending commitments	(10)	7
Total provision for credit losses	$107	$85
10 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 4 - Noninterest Income
	Three Months Ended
	March 31,	March 31,	Change
(dollar amounts in millions)	2024	2023	Percent
Payments and cash management revenue	$146	$137	7%
Wealth and asset management revenue	88	80	10
Customer deposit and loan fees	77	76	1
Capital markets and advisory fees	56	65	(14)
Leasing revenue	22	26	(15)
Mortgage banking income	31	26	19
Insurance income	19	19	—
Bank owned life insurance income	16	16	—
Gain on sale of loans	5	3	67
Net gains on sales of securities	—	1	—
Other noninterest income	7	63	(89)
Total noninterest income	$467	$512	(9)%
Noninterest income for the first quarter of 2024 was $467 million, a decrease of $45 million, or 9%, from the year-ago quarter. Other noninterest income decreased $56 million, or 89%, primarily due to a $57 million gain on the sale of our RPS business recognized in the first quarter of 2023. Capital markets and advisory fees decreased $9 million, or 14%, primarily due to lower advisory fees. Partially offsetting these decreases, payments and cash management revenue increased $9 million, or 7%, reflecting higher debit card transaction revenue and commercial treasury management revenue, and wealth and asset management revenue increased $8 million, or 10%, reflecting higher assets under management and fixed annuity commissions.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 5 - Noninterest Expense
	Three Months Ended
	March 31,	March 31,	Change
(dollar amounts in millions)	2024	2023	Percent
Personnel costs	$639	$649	(2)%
Outside data processing and other services	166	151	10
Deposit and other insurance expense	54	20	170
Equipment	70	64	9
Net occupancy	57	60	(5)
Marketing	28	25	12
Professional services	25	16	56
Amortization of intangibles	12	13	(8)
Lease financing equipment depreciation	4	8	(50)
Other noninterest expense	82	80	3
Total noninterest expense	$1,137	$1,086	5%
Number of employees (average full-time equivalent)	19,719	20,198	(2)%
2024 1Q Form 10-Q 11

Noninterest expense for the first quarter of 2024 was $1.1 billion, an increase of $51 million, or 5%, from the year-ago quarter. Deposit and other insurance expense increased $34 million primarily due to the recognition of additional FDIC DIF special assessment expense totaling $32 million based on updated FDIC estimates to recover the costs associated with the 2023 bank failures. Outside data processing and other services increased $15 million, or 10%, reflecting higher technology and data expense. Professional services increased $9 million, or 56%, largely due to an increase in consulting fees. Partially offsetting these increases, personnel costs decreased $10 million, or 2%, primarily reflecting a $35 million reduction in severance expense related to staffing efficiencies, partially offset by higher salary and benefit expense.
Provision for Income Taxes
The provision for income taxes in the first quarter of 2024 was $86 million, compared to $144 million in the first quarter of 2023. Both periods included the benefits from general business credits, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rate for the first quarter of 2024 and first quarter of 2023 were 16.8% and 19.2%, respectively. The variance between the first quarter of 2024 compared to the first quarter of 2023 provision for income taxes and effective tax rates related primarily to lower pretax income and discrete tax benefits, while the 2023 first quarter reflected the benefit of capital losses recognized.
The net federal deferred tax asset was $686 million, and the net state deferred tax asset was $114 million at March 31, 2024.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2016. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2019.
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
We classify/aggregate risk into seven risk pillars: credit, market; liquidity, operational, compliance, strategic, and reputation. More information on risk can be found in Item 1A Risk Factors below, the Risk Factors section included in Item 1A of our 2023 Annual Report on Form 10-K and subsequent filings with the SEC. The MD&A included in our 2023 Annual Report on Form 10-K should be read in conjunction with this MD&A, as this discussion provides only material updates to the 2023 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2023 Annual Report on Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 3 - “Investment Securities and Other Securities” of the Notes to the Unaudited Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, swaptions, swaption collars, floors, forward contracts, and forward starting interest rate swaps are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
12 Huntington Bancshares Incorporated

We focus on the early identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities that utilize external data sources, enhanced modeling technology, and internal stress testing processes. Our disciplined portfolio management processes are central to our commitment to maintaining an aggregate moderate-to-low, through-the-cycle risk appetite. In our efforts to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2023 Annual Report on Form 10-K for a description of each portfolio segment.
At March 31, 2024, our loans and leases totaled $122.8 billion, representing a $785 million, or 1%, increase compared to $122.0 billion at December 31, 2023.
The table below provides the composition of our total loan and lease portfolio:

Table 6 - Loan and Lease Portfolio Composition

(dollar amounts in millions)	At March 31, 2024		At December 31, 2023
Commercial:
Commercial and industrial	$51,500	42%	$50,657	42%
Commercial real estate	12,342	10	12,422	10
Lease financing	5,133	4	5,228	4
Total commercial	68,975	56	68,307	56
Consumer:
Residential mortgage	23,744	20	23,720	20
Automobile	12,662	10	12,482	10
Home equity	10,047	8	10,113	8
RV and marine	5,887	5	5,899	5
Other consumer	1,452	1	1,461	1
Total consumer	53,792	44	53,675	44
Total loans and leases	$122,767	100%	$121,982	100%
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

2024 1Q Form 10-Q 13

The table below provides our total loan and lease portfolio segregated by industry type:

Table 7 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At March 31, 2024		At December 31, 2023
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,847	13%	$15,897	13%
Retail trade (2)	12,084	10	11,417	9
Manufacturing	7,109	6	7,183	6
Finance and insurance (1)	5,063	4	5,025	4
Health care and social assistance (1)	4,645	4	4,464	4
Wholesale Trade	3,904	3	3,647	3
Accommodation and food services	3,170	3	3,107	3
Transportation and warehousing	3,052	2	3,107	3
Utilities	2,230	2	2,533	2
Professional, scientific, and technical services	2,043	2	2,035	2
Other Services	1,894	2	1,864	2
Construction	1,766	1	1,738	1
Admin./Support/Waste Mgmt. and Remediation Services	1,581	1	1,498	1
Arts, entertainment, and recreation	1,341	1	1,366	1
Information	1,268	1	1,291	1
Public administration	695	1	704	1
Educational Services	445	—	448	—
Agriculture, forestry, fishing, and hunting	443	—	454	—
Management of companies and enterprises	115	—	122	—
Mining, quarrying, and oil and gas extraction	101	—	102	—
Unclassified/other	179	—	305	—
Total commercial loans and leases by industry category	68,975	56	68,307	56
Residential mortgage	23,744	20	23,720	20
Automobile	12,662	10	12,482	10
Home equity	10,047	8	10,113	8
RV and marine	5,887	5	5,899	5
Other consumer loans	1,452	1	1,461	1
Total loans and leases	$122,767	100%	$121,982	100%
(1)     Non-real estate secured commercial loans to REITs, which are classified in the C&I loan category, are included in the real estate, finance and insurance, and health care industry types.
(2)    Amounts include $3.5 billion and $3.3 billion of auto dealer services loans at March 31, 2024 and December 31, 2023, respectively.
The following tables present our commercial real estate portfolio by property-type and geographic location.

Table 8 - Commercial Real Estate Portfolio by Property-type
	At March 31, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Property-Type	% of Total Loans and Leases	Amount by Property-Type	% of Total Loans and Leases
Multi-family	$4,692	4%	$4,708	4%
Warehouse/Industrial	2,007	2	2,029	2
Office	1,766	1	1,825	1
Retail	1,692	1	1,725	1
Hotel	946	1	938	1
Other	1,239	1	1,197	1
Total commercial real estate loans and leases	$12,342	10%	$12,422	10%
14 Huntington Bancshares Incorporated

Table 9 - Commercial Real Estate Portfolio by Geographic Location
	At March 31, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE loans and leases	Amount by Location (1)	% of Total CRE loans and leases
Michigan	$2,322	19%	$2,498	20%
Ohio	2,313	19	2,364	19
Illinois	921	7	904	7
Florida	779	6	733	6
Texas	619	5	605	5
Virginia	478	4	393	3
Minnesota	441	4	462	4
Pennsylvania	402	3	358	4
Wisconsin	402	3	407	3
Colorado	391	3	398	3
Other	3,274	27	3,300	26
Total commercial real estate loans and leases	$12,342	100%	$12,422	100%
(1)    Geographic location based on location of underlying collateral.
At March 31, 2024, our $12.3 billion CRE portfolio had an associated ACL of 4.6%. With remote work options leading to increased vacancy rates and underutilization of office space across the country, the office sector continues to be an area of uncertainty. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.8 billion, or 1%, of total loans and leases, as of March 31, 2024. We have established ACL reserves of approximately 12% for our CRE office portfolio. At March 31, 2024, there was $76 million of outstanding balances in the office portfolio that were 30 or more days past due.
Credit Quality
(This section should be read in conjunction with Note 4 - “Loans and Leases” and Note 5 - “Allowance for Credit Losses” of the Notes to Unaudited Consolidated Financial Statements.)
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
Credit quality performance in the first quarter of 2024 reflected NCOs of $92 million, or 0.30% of average total loans and leases, annualized, an increase of $35 million, compared to $57 million, or 0.19%, in the year-ago quarter. The increase was primarily due to a $26 million increase in commercial NCOs to $55 million in the first quarter of 2024. NPAs increased from December 31, 2023 by $27 million, or 4%, primarily driven by an increase in commercial NALs.
NPAs and NALs
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $540 million of commercial related NALs at March 31, 2024, $264 million, or 49%, represented loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
2024 1Q Form 10-Q 15

The following table reflects period-end NALs and NPAs detail:

Table 10 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Nonaccrual loans and leases (NALs):
Commercial and industrial	$376	$344
Commercial real estate	154	140
Lease financing	10	14
Residential mortgage	75	72
Automobile	4	4
Home equity	96	91
RV and marine	1	2
Total nonaccrual loans and leases	716	667
Other real estate, net	10	10
Other NPAs (1)	12	34
Total nonperforming assets	$738	$711
Nonaccrual loans and leases as a % of total loans and leases	0.58%	0.55%
NPA ratio (2)	0.60	0.58
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
ACL
The baseline scenario used in the March 31, 2024 ACL determination assumes softening of the labor market is underway and will continue through early 2025 causing the unemployment rate to gradually increase, peaking at 4.1% in 2025 before marginally improving to 4.0% by 2026. The overnight federal funds rate is forecasted to have peaked during the third quarter of 2023, remaining at this terminal level through mid-2024 as the Federal Reserve continues to address inflation levels and tightness in the labor market. The Federal Reserve is expected to complete a total of four 25 basis points cuts by the end of 2024. Further subsequent cuts of 25 basis points per quarter are expected in 2025 and 2026 until reaching 3% by the second half of 2026. Inflation is forecasted to drop from 2.9% in first quarter 2024, approaching the Federal Reserve target level of 2% by fourth quarter 2024. The GDP forecast for the second quarter of 2024 into 2025 is broadly consistent with year end, a result of elevated interest rates and tightening credit conditions. GDP is now forecasted to be 2.0% by the fourth quarter of 2025.
Management uses a probability-weighted approach that incorporates a baseline, an adverse, and a more favorable economic scenario when formulating the quantitative estimate for the allowance. The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2023:

Table 11 - Forecasted Key Macroeconomic Variables
	2023	2024		2025
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2023	3.8%	3.9%	4.0%	4.1%	4.0%
1Q 2024	N/A	3.9	4.0	4.1	4.1
Gross Domestic Product (1)
4Q 2023	0.8%	1.2%	1.5%	1.9%	2.2%
1Q 2024	N/A	1.5	1.5	1.8	2.0
(1)    Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
16 Huntington Bancshares Incorporated

Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflect a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact of specific challenges in the commercial real estate industry, recent inflation levels, higher interest rates, and the significant conflicts on-going around the world will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2024 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ALLL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL:

Table 12 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At March 31, 2024			At December 31, 2023
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$974	43%	42%	$993	44%	42%
Commercial real estate	564	25	10	522	23	10
Lease financing	51	2	4	48	2	4
Total commercial	1,589	70	56	1,563	69	56
Consumer
Residential mortgage	163	8	20	188	8	20
Automobile	146	6	10	142	7	10
Home equity	137	6	8	114	5	8
RV and marine	148	6	5	148	7	5
Other consumer	97	4	1	100	4	1
Total consumer	691	30%	44%	692	31%	44%
Total ALLL	2,280			2,255
AULC	135			145
Total ACL	$2,415			$2,400
Total ALLL as a % of
Total loans and leases	1.86%			1.85%
Nonaccrual loans and leases	318			338
NPAs	309			317
Total ACL as % of
Total loans and leases	1.97%			1.97%
Nonaccrual loans and leases	337			360
NPAs	327			337
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
The ACL was $2.4 billion, or 1.97% of total loans and leases at March 31, 2024, consistent with December 31, 2023. The marginal absolute increase in the total ACL was driven by loan and lease portfolio growth during first quarter of 2024. The ACL coverage ratio at March 31, 2024 is reflective of the current macro-economic environment and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
2024 1Q Form 10-Q 17

NCOs
The table below reflects NCO detail for each of the periods presented:

Table 13 - Net Charge-off Analysis
	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$42	$16
Commercial real estate	13	18
Lease financing	—	(5)
Total commercial	55	29
Consumer:
Residential mortgage	—	—
Automobile	9	5
Home equity	—	(1)
RV and marine	5	2
Other consumer	23	22
Total consumer	37	28
Total net charge-offs	$92	$57
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.33%	0.13%
Commercial real estate	0.41	0.51
Lease financing	0.01	(0.37)
Total commercial	0.32	0.17
Consumer:
Residential mortgage	—	0.01
Automobile	0.27	0.14
Home equity	0.01	(0.02)
RV and marine	0.36	0.18
Other consumer	6.39	6.37
Total consumer	0.28	0.21
Net charge-offs as a % of average loans and leases	0.30%	0.19%
NCOs were an annualized 0.30% of average loans and leases in the first quarter of 2024, up from 0.19% in the year-ago quarter. NCOs for commercial loans and leases were higher, with annualized net charge-offs of 0.32% in the first quarter of 2024, compared to 0.17% in the year-ago quarter, reflecting the continued normalization of net charge-offs. NCOs for consumer loans were modestly higher, with annualized net charge-offs of 0.28% in the first quarter of 2024, compared to 0.21% in the year-ago quarter.
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
18 Huntington Bancshares Incorporated

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
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest-bearing deposits on our total deposit beta. Our cumulative to-date total deposit beta (total cost of deposits) is 43% within the current cycle, which started in March 2022.
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

Table 14 - Net Interest Income at Risk
	At March 31, 2024			At December 31, 2023
	Federal Funds Rate (1)			Federal Funds Rate (1)
Basis point change scenario	Starting Point (2)	Month 12 (3)	NII at Risk (%)	Starting Point (2)	Month 12 (3)	NII at Risk (%)
+200	5.50	6.50	4.9	5.50	5.75	5.5
+100	5.50	5.50	2.4	5.50	4.75	3.0
Base	5.50	4.50	—	5.50	3.75	—
-100	5.50	3.50	-3.1	5.50	2.75	-2.8
-200	5.50	2.50	-5.9	5.50	1.75	-5.6
(1)Represents the upper bound.
(2)Represents the spot federal funds rate.
(3)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset sensitive at both March 31, 2024, and December 31, 2023. The primary drivers to the change in sensitivity include market rates, mortgage prepayment assumptions, deposit modeling assumptions, projected balance sheet composition over the simulation horizon, and hedging activity.
2024 1Q Form 10-Q 19

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

Table 15 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At March 31, 2024	1.2	2.1	-4.0	-9.4
At December 31, 2023	0.1	1.6	-3.8	-8.8
The change in sensitivity from December 31, 2023 was driven primarily by market rates, mortgage prepayment assumptions, deposit modeling assumptions, actual balance sheet composition, and hedging activity.
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
Table 16 shows all swap, swaption, swaption collar, and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rate variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 - “Derivative Financial Instruments” of the Notes to Unaudited Consolidated Financial Statements.
20 Huntington Bancshares Incorporated

The following presents additional information about the interest rate swaps, swaptions, swaption collars, and floors used in Huntington’s asset and liability management activities.

Table 16 - Information on Asset Liability Management Instruments
	At March 31, 2024
		Weighted Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
At March 31, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,721	2.86	$747	1.37%	5.40%
Pay Fixed - Receive SOFR - forward starting (2)	928	8.21	28	2.81	—
Loans:
Receive Fixed - Pay SOFR	9,275	2.81	(349)	2.77	5.32
Receive Fixed - Pay SOFR - forward starting (3)	2,025	4.21	(46)	3.13	—
Liability conversion swaps
Receive Fixed - Pay SOFR	7,568	3.15	(267)	2.95	5.35
Receive Fixed - Pay SOFR - forward starting (3)	5,000	3.92	(10)	3.87	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	5,000	2.04	19	2.97 / 3.97	—
Purchased Floor Spread - SOFR forward starting (5)	1,000	5.29	16	1.88 / 3.38	—
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	2.33	—	5.33	5.34
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.56	—	5.38	5.33
Total swap portfolio	$41,692		$138
At December 31, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,721	3.11	$683	1.37%	5.42%
Pay Fixed - Receive SOFR - forward starting (2)	928	8.46	18	2.81	—
Loans:
Receive Fixed - Pay SOFR	9,275	3.06	(243)	2.77	5.34
Receive Fixed - Pay SOFR - forward starting (7)	1,400	4.20	(19)	2.90	—
Liability conversion swaps
Receive Fixed - Pay SOFR	7,568	3.40	(199)	2.95	5.14
Receive Fixed - Pay SOFR - forward starting (7)	2,125	3.16	45	4.33	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	5,000	2.29	38	2.97/3.97	—
Purchased Floor Spread - SOFR forward starting (5)	1,000	5.54	26	1.88/3.38	—
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	2.58	—	5.33	5.41
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.81	—	5.45	5.33
Total swap portfolio	$38,192		$349
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from April 2025 to October 2027.
(3)Forward starting swaps effective starting from April 2024 to April 2025.
(4)The weighted average fixed rates for floor spreads are the weighted average strike rates for the upper and lower bounds of the instruments.
(5)Forward starting floor spreads effecting starting from April 2024 to September 2024
(6)Basis swaps have variable pay and variable receive resets. Weighted average fixed fate column represents pay rate reset.
(7)Forward starting swaps effective starting from April 2024 to March 2025.
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs.
2024 1Q Form 10-Q 21

MSRs
(This section should be read in conjunction with Note 6 - “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Consolidated Financial Statements.)
At March 31, 2024, we had a total of $534 million of capitalized MSRs representing the right to service $33.3 billion in mortgage loans.
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
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At March 31, 2024, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
We maintain a contingency funding plan that provides for liquidity stress testing, which assesses the potential erosion of funds in the event of an institution-specific event or systemic financial market crisis. Examples of institution specific events could include a downgrade in our public credit rating by a rating agency, a large charge to earnings, declines in profitability or other financial measures, declines in liquidity sources including reductions in deposit balances or access to contingent funding sources, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, failure of a major financial institution, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The contingency funding plan, which is reviewed and approved by the ROC at least annually, outlines the process for addressing a liquidity crisis and provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period and outlines early warning indicators that are used to monitor emerging liquidity stress events.
22 Huntington Bancshares Incorporated

Our largest source of liquidity on a consolidated basis is core deposits, which provide stable and lower-cost funding. Core deposits were $147.3 billion at March 31, 2024 which comprised 96% of total deposits, compared to $145.5 billion, and 96% of total deposits, at December 31, 2023. The $1.8 billion, or 1%, increase in core deposits, compared to December 31, 2023, was primarily driven by an increase in consumer core deposits. Our core deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in our granular and diversified deposit base.
Non-core deposits consist primarily of brokered money market balances. Non-core deposits were $6.0 billion, or 4% of total deposits, at March 31, 2024, compared to $5.8 billion, or 4% of total deposits, at December 31, 2023. Non-core deposits were below our established liquidity risk metric limits at March 31, 2024.
Insured deposits comprised approximately 70% of our total deposits at both March 31, 2024 and December 31, 2023.

Table 17 - Deposit Composition

(dollar amounts in millions)	At March 31, 2024		At December 31, 2023
By type:
Demand deposits—noninterest-bearing	$29,739	19%	$30,967	20%
Demand deposits—interest-bearing	39,200	26	39,190	26
Money market deposits	47,520	31	44,947	30
Savings and other domestic deposits	16,728	11	16,722	11
Core certificates of deposit (1)	14,082	9	13,626	9
Total core deposits:	147,269	96	145,452	96
Other domestic deposits of $250,000 or more	487	—	447	—
Negotiable CDs, brokered and other deposits	5,469	4	5,331	4
Total deposits	$153,225	100%	$151,230	100%

Total core deposits:
Commercial	$60,184	41%	$60,547	42%
Consumer	87,085	59	84,905	58
Total core deposits	$147,269	100%	$145,452	100%

Total deposits (insured/uninsured):
Insured deposits	$107,358	70%	$105,986	70%
Uninsured deposits (2)	45,867	30	45,244	30
Total deposits	$153,225	100%	$151,230	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
(2)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of March 31, 2024, the Bank Call Report uninsured deposit balance was $50.4 billion, which includes $4.6 billion of inter-company deposits. As of December 31, 2023, the Bank Call Report uninsured deposit balance was $49.8 billion, which includes $4.6 billion of inter-company deposits.
Cash and cash equivalents were $12.2 billion and $10.1 billion at March 31, 2024 and December 31, 2023, respectively. The $2.1 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to support short-term liquidity.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $42.4 billion at March 31, 2024, compared to $41.2 billion at December 31, 2023. The $1.2 billion increase in securities compared to December 31, 2023, was primarily due to increased investment in U.S. Treasury securities. At March 31, 2024, the duration of the investment securities portfolio was 4.2 years, or 3.5 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At March 31, 2024, investment securities with market value of $5.9 billion were unpledged.
2024 1Q Form 10-Q 23

Sources of wholesale funding include non-core deposits (other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits), short-term borrowings, and long-term debt. Our wholesale funding totaled $21.0 billion at March 31, 2024, compared to $18.8 billion at December 31, 2023. The increase from year end is primarily due to increases in collateralized borrowings and senior notes, partially offset by a decrease in repurchase agreements.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At March 31, 2024, these core deposits funded 76% of total assets (120% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through core deposits and cash and cash equivalents, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale.
The Bank maintains borrowing capacity at both the FHLB and the Federal Reserve secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding; however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2024, the Bank’s available contingent borrowing capacity at the FHLB and Federal Reserve totaled $81.9 billion, compared to $83.0 billion at December 31, 2023. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
At March 31, 2024, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $4.1 billion and $4.0 billion at March 31, 2024 and December 31, 2023, respectively.
On April 17, 2024, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on July 1, 2024, to shareholders of record on June 17, 2024. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $225 million per quarter. Additionally, on April 17, 2024, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G, Series H, and Series J Preferred Stock dividend payable on July 15, 2024 to shareholders of record on July 1, 2024. On March 27, 2024, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on June 3, 2024 to shareholders of record on May 15, 2024. Total cash demands required for preferred stock dividends are expected to be approximately $36 million per quarter.
During the first three months of 2024, the Bank paid preferred and common dividends to the parent company of $11 million and $600 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
At March 31, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, caps and floors, swaption collars, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
24 Huntington Bancshares Incorporated

Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, or inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, failed business contingency plans, and security risks. We continuously strive to test and strengthen our system of internal controls to ensure compliance with significant contracts, agreements, laws, rules, and regulations, and to reduce our exposure to fraud and improve the oversight of our operational risk.
To govern operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, a Fraud Risk Committee, an Information and Technology Risk Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact, and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and our Audit Committee, as appropriate.
The goal of this framework is to implement effective operational risk-monitoring; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models and enhance our overall performance.
Cybersecurity
Cybersecurity represents an important component of Huntington’s overall cross-functional approach to risk management. We actively manage a cybersecurity operation designed to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to our business. We actively monitor cyberattacks, such as attempts related to online deception and loss of sensitive customer data. We evaluate our technology, processes, and controls to mitigate loss from cyberattacks and, to date, have not experienced any material losses. Cybersecurity threats continue to evolve and increase across the entire digital landscape. We actively monitor our environment for malicious content and implement specific cybersecurity and fraud capabilities, including the monitoring of phishing email campaigns. In addition, we have implemented specific cybersecurity and fraud monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce has the option to work remotely.
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of both internal and external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before an attacker has the opportunity to plan and execute on their objectives. To this end, we employ a set of defense-in-depth strategies, which include efforts to make us less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cybersecurity may be escalated to our Board-level Technology Committee, as appropriate.
As a complement to the overall cybersecurity risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates, to ensure awareness of the risks of cybersecurity threats at all levels across the organization. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We use third-party services to test the effectiveness of our cybersecurity risk management framework and controls. We also require third-party vendors to comply with our policies regarding information security and confidentiality.

2024 1Q Form 10-Q 25

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
Capital
Our primary capital objective is to maintain appropriate levels of capital within our Board-approved risk appetite to support the Bank’s operations, absorb unanticipated losses and declines in asset values, and provide protection to uninsured depositors and debt holders in the event of liquidation, while also funding organic growth and providing appropriate returns to our shareholders. Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing our overall capital adequacy, including the monitoring and reporting of capital risk metrics to the Board and ROC that we believe are useful for evaluating capital adequacy and making capital decisions. In addition to as-reported regulatory capital and tangible common equity metrics, we also actively monitor other measures of capital, such as tangible common equity including the mark-to-market impact on HTM securities and CET1 inclusive of AOCI excluding cash flow hedges. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
The following table presents certain regulatory capital data at the consolidated and Bank level:

Table 18 - Regulatory Capital Data (1)
(dollar amounts in millions)		At March 31, 2024	At December 31, 2023
Total risk-weighted assets	Consolidated	$139,622	$138,706
	Bank	139,309	138,462
CET1 risk-based capital	Consolidated	14,283	14,212
	Bank	14,463	14,671
Tier 1 risk-based capital	Consolidated	16,687	16,616
	Bank	15,677	15,879
Tier 2 risk-based capital	Consolidated	3,026	3,042
	Bank	2,231	2,247
Total risk-based capital	Consolidated	19,713	19,657
	Bank	17,908	18,126
CET1 risk-based capital ratio	Consolidated	10.2%	10.2%
	Bank	10.4	10.6
Tier 1 risk-based capital ratio	Consolidated	12.0	12.0
	Bank	11.3	11.5
Total risk-based capital ratio	Consolidated	14.1	14.2
	Bank	12.9	13.1
Tier 1 leverage ratio	Consolidated	8.9	9.3
	Bank	8.3	8.5
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of March 31, 2024 and December 31, 2023, we have phased in 75% and 50%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter of 2025.
26 Huntington Bancshares Incorporated

At March 31, 2024, we, at both the consolidated and Bank level, maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. The consolidated CET1 risk-based capital ratio was stable compared to the prior year end, as an increase in risk-weighted assets, driven by loan growth, and the CECL transitional amount, were offset by current period earnings, net of dividends.
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
Shareholders’ equity totaled $19.3 billion at March 31, 2024, a decrease of $31 million, when compared with December 31, 2023. The decrease was primarily driven by changes in accumulated other comprehensive income driven by changes in interest rates, partially offset by earnings, net of dividends.
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
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the three months ended March 31, 2024, we repurchased no shares of common stock under the current repurchase authorization. As part of the 2024 capital plan and our current expectation that organic capital will be used for funding loan and lease growth and proposed changes to regulatory capital requirements, we do not expect to utilize the share repurchase program through 2024. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
BUSINESS SEGMENT DISCUSSION
Overview
Our business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. We have two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, and other unallocated assets, liabilities, revenue, and expense.
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
2024 1Q Form 10-Q 27

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
Funds Transfer Pricing (FTP)
We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing modeled duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). The primary components of the FTP rate include a base (market) rate, a liquidity premium, and option cost.
Net Income by Business Segment
Net income by business segment is presented in the following table.

Table 19 - Net Income (Loss) by Business Segment
	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Consumer & Regional Banking	$348	$328
Commercial Banking	242	296
Treasury / Other	(171)	(22)
Net income attributable to Huntington	$419	$602

Consumer & Regional Banking

Table 20 - Key Performance Indicators for Consumer & Regional Banking
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2024	March 31, 2023	Amount	Percent
Net interest income	$956	$871	$85	10%
Provision for credit losses	46	46	—	—
Noninterest income	308	344	(36)	(10)
Noninterest expense	777	754	23	3
Provision for income taxes	93	87	6	7
Net income attributable to Huntington	$348	$328	$20	6%
Number of employees (average full-time equivalent)	11,098	11,920	(822)	(7)%
Total average assets	$72,868	$70,048	$2,820	4
Total average loans/leases	67,136	64,208	2,928	5
Total average deposits	109,263	104,151	5,112	5
Net interest margin	3.46%	3.33%	0.13%	4
NCOs	$51	$35	$16	46
NCOs as a % of average loans and leases	0.30%	0.22%	0.08%	36
Total assets under management (in billions)—eop	$30.8	$27.5	$3.3	12
Total trust assets (in billions)—eop	179.8	150.3	29.5	20
28 Huntington Bancshares Incorporated

Consumer & Regional Banking reported net income of $348 million in the three-month period of 2024, an increase of $20 million, or 6%, compared to the year-ago period. Segment net interest income increased $85 million, or 10%, primarily due to a 13 basis point increase in NIM driven by the higher rate environment and a $2.9 billion, or 5%, increase in average loans and leases. Noninterest income decreased $36 million, or 10%, primarily due to a $57 million gain on the sale of our RPS business in the three-month period of 2023, partially offset by increases in payments and cash management revenue, reflecting higher debit card transaction revenue, and wealth and asset management revenue, reflecting higher assets under management and fixed income commissions. Noninterest expense increased $23 million, or 3%, primarily due to the allocation of higher indirect expenses.

Commercial Banking

Table 21 - Key Performance Indicators for Commercial Banking
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2024	March 31, 2023	Amount	Percent
Net interest income	$523	$541	$(18)	(3)%
Provision for credit losses	61	39	22	NM
Noninterest income	145	156	(11)	(7)
Noninterest expense	294	278	16	6
Provision for income taxes	66	80	(14)	(18)
Income attributable to non-controlling interest	5	4	1	25
Net income attributable to Huntington	$242	$296	$(54)	(18)%
Number of employees (average full-time equivalent)	2,340	2,213	127	6%
Total average assets	$62,862	$64,193	$(1,331)	(2)
Total average loans/leases	54,584	55,919	(1,335)	(2)
Total average deposits	35,656	36,288	(632)	(2)
Net interest margin	3.71%	3.76%	(0.05)%	(1)
NCOs	$42	$21	$21	NM
NCOs as a % of average loans and leases	0.30%	0.15%	0.15%	NM
Commercial Banking reported net income of $242 million in the first three-month period of 2024, a decrease of $54 million, or 18%, compared to the year-ago period. Segment net interest income decreased $18 million, or 3%, primarily due to a decrease in average loans and leases and deposits as well as a 5 basis point decrease in NIM driven by a lower spread on deposits primarily due to shift in product mix. The provision for credit losses increased $22 million, primarily due to increased charge-off activity in the current quarter. Noninterest income decreased $11 million, or 7%, primarily due to decreases in capital markets and other advisory fees and customer deposits and loan fees, partially offset by an increase in payments and cash management revenue, reflecting higher commercial treasury management revenue. Noninterest expense increased $16 million, or 6%, primarily due to an increase in personnel costs reflecting an increase in average full-time equivalent employees. Also higher were allocated overhead and outside data and other processing services. These increases were partially offset by a decrease in lease financing equipment depreciation.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives, and equity not directly assigned or allocated to one of the business segments. Assets include investment securities and bank owned life insurance.
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
2024 1Q Form 10-Q 29

Treasury / Other reported a net loss of $171 million in the first three-month period of 2024, an increase in net loss of $149 million, compared to the year-ago period, driven by a decrease in net interest income, partially offset by a decrease in provision for income taxes. Net interest income decreased $189 million primarily due to a higher cost of funds. Provision for income taxes decreased $50 million primarily due to lower pre-tax income.
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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; the impact of pandemics and other catastrophic events or disasters on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements, and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; changing interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect the future results of Huntington.
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
30 Huntington Bancshares Incorporated

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
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 - “Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our critical accounting policies include the allowance for credit losses and goodwill. The policies, assumptions, and judgments related to goodwill are described in the Critical Accounting Policies and Use of Significant Estimates section within the MD&A of Huntington’s 2023 Annual Report on Form 10-K. The following details the policies, assumption, and judgments related to the allowance for credit losses.
Allowance for Credit Losses
Our ACL at March 31, 2024 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings.
2024 1Q Form 10-Q 31

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
However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates an increased risk of an extended government shutdown. Concerns about bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards. Increased geopolitical tensions between China and Taiwan briefly impact the supply chain for semiconductors and the threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion of Ukraine lasts longer than in the baseline scenario and concerns increase around the Hamas-Israel conflict leading to a broader war in the Middle East. The combination of the risk of federal shutdown, political tensions and tightening lending standards cause the stock market to fall. The economy falls into a recession in the second quarter of 2024. In response to the recession, the Federal Reserve starts lowering the federal funds rate in the second quarter of 2024, with significant rate reductions by the end of 2024. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 7.2% and 7.3% at the end of 2024 and 2025, respectively. This forecast reflects unemployment rates that are approximately 3.2% higher than baseline scenario projections of 4.0% and 4.1%, respectively, for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at March 31, 2024, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.1 billion at March 31, 2024. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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
32 Huntington Bancshares Incorporated

We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability or risks of inflation including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of inflation will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 4 - “Loans and Leases” and Note 5 - “Allowance For Credit Losses” of the Notes to the Unaudited Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Unaudited Consolidated Financial Statements discusses new accounting pronouncements adopted during 2024 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to the Unaudited Consolidated Financial Statements.
2024 1Q Form 10-Q 33

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets
(Unaudited)

	At March 31,	At December 31,
(dollar amounts in millions)	2024	2023
Assets
Cash and due from banks	$1,189	$1,558
Interest-earning deposits with banks	11,216	8,765
Trading account securities	167	125
Available-for-sale securities	26,801	25,305
Held-to-maturity securities	15,416	15,750
Other securities	727	725
Loans held for sale (includes $487 and $506 respectively, measured at fair value)(1)	490	516
Loans and leases (includes $175 and $174 respectively, measured at fair value)(1)	122,767	121,982
Allowance for loan and lease losses	(2,280)	(2,255)
Net loans and leases (2)	120,487	119,727
Bank owned life insurance	2,767	2,759
Accrued income and other receivables	1,616	1,646
Premises and equipment	1,095	1,109
Goodwill	5,561	5,561
Servicing rights and other intangible assets	677	672
Other assets (2)	5,310	5,150
Total assets	$193,519	$189,368
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$29,739	$30,967
Interest-bearing	123,486	120,263
Total deposits	153,225	151,230
Short-term borrowings	182	620
Long-term debt (2)	14,894	12,394
Other liabilities (2)	5,845	5,726
Total liabilities	174,146	169,970
Commitments and Contingent Liabilities (Note 15)
Shareholders’ Equity
Preferred stock	2,394	2,394
Common stock	15	15
Capital surplus	15,407	15,389
Less treasury shares, at cost	(91)	(91)
Accumulated other comprehensive income (loss)	(2,879)	(2,676)
Retained earnings	4,476	4,322
Total Huntington shareholders’ equity	19,322	19,353
Non-controlling interest	51	45
Total equity	19,373	19,398
Total liabilities and equity	$193,519	$189,368
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,449,254,147	1,448,319,953
Treasury shares outstanding	7,413,634	7,403,008
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	881,587	881,587
(1)Amounts represent loans for which Huntington has elected the fair value option. See Note 12 - “Fair Values of Assets and Liabilities”.
(2)Includes VIE balances in net loans and leases and long-term debt of $1.5 billion and $1.4 billion, respectively, at March 31, 2024, and VIE balances in other assets of $136 million and $82 million, and other liabilities of $55 million and $57 million, at March 31, 2024 and December 31, 2023, respectively. See Note 14 - “Variable Interest Entities” for additional information.
See Notes to Unaudited Consolidated Financial Statements
34 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	March 31, 2024	March 31, 2023
Interest and fee income:
Loans and leases	$1,809	$1,579
Available-for-sale securities
Taxable	296	232
Tax-exempt	27	23
Held-to-maturity securities—taxable	95	102
Other securities—taxable	9	10
Other	144	82
Total interest income	2,380	2,028
Interest expense:
Deposits	857	406
Short-term borrowings	19	60
Long-term debt	217	153
Total interest expense	1,093	619
Net interest income	1,287	1,409
Provision for credit losses	107	85
Net interest income after provision for credit losses	1,180	1,324
Payments and cash management revenue	146	137
Wealth and asset management revenue	88	80
Customer deposit and loan fees	77	76
Capital markets and advisory fees	56	65
Leasing revenue	22	26
Mortgage banking income	31	26
Insurance income	19	19
Bank owned life insurance income	16	16
Gain on sale of loans	5	3
Net gains on sales of securities	—	1
Other noninterest income	7	63
Total noninterest income	467	512
Personnel costs	639	649
Outside data processing and other services	166	151
Deposit and other insurance expense	54	20
Equipment	70	64
Net occupancy	57	60
Marketing	28	25
Professional services	25	16
Amortization of intangibles	12	13
Lease financing equipment depreciation	4	8
Other noninterest expense	82	80
Total noninterest expense	1,137	1,086
Income before income taxes	510	750
Provision for income taxes	86	144
Income after income taxes	424	606
Income attributable to non-controlling interest	5	4
Net income attributable to Huntington	419	602
Dividends on preferred shares	36	29
Net income applicable to common shares	$383	$573
Average common shares—basic	1,448,492	1,443,268
Average common shares—diluted	1,473,335	1,469,279
Per common share:
Net income—basic	$0.26	$0.40
Net income—diluted	0.26	0.39
See Notes to Unaudited Consolidated Financial Statements
2024 1Q Form 10-Q 35

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Net income attributable to Huntington	$419	$602
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities, net of hedges	(128)	154
Net change related to cash flow hedges on loans	(73)	189
Translation adjustments, net of hedges	(2)	—
Other comprehensive income (loss), net of tax	(203)	343
Comprehensive income attributable to Huntington	216	945
Comprehensive income attributed to non-controlling interest	5	4
Comprehensive income	$221	$949
See Notes to Unaudited Consolidated Financial Statements
36 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended March 31, 2024
Balance, beginning of period	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								419	419	5	424
Other comprehensive income (loss), net of tax							(203)		(203)		(203)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(36)	(36)		(36)
Recognition of the fair value of share-based compensation				20					20		20
Other share-based compensation activity		945	—	(2)				(1)	(3)		(3)
Other				—	(11)	—			—	1	1
Balance, end of period	$2,394	1,456,668	$15	$15,407	(7,414)	$(91)	$(2,879)	$4,476	$19,322	$51	$19,373

Three months ended March 31, 2023
Balance, beginning of period	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								602	602	4	606
Other comprehensive income, net of tax							343		343		343
Net proceeds from issuance of Series J preferred stock	317								317		317
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(29)	(29)		(29)
Recognition of the fair value of share-based compensation				25					25		25
Other share-based compensation activity		690	1	(2)					(1)		(1)
Other				—	(143)	(2)			(2)	11	9
Balance, end of period	$2,484	1,450,080	$15	$15,332	(6,465)	$(82)	$(2,755)	$3,764	$18,758	$53	$18,811
See Notes to Unaudited Consolidated Financial Statements

2024 1Q Form 10-Q 37

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in millions)	2024	2023
Operating activities
Net income	$424	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	107	85
Depreciation and amortization	190	142
Share-based compensation expense	20	25
Deferred income tax (benefit) expense	(29)	55
Net change in:
Trading account securities	(42)	1
Loans held for sale	(2)	44
Other assets	(385)	(348)
Other liabilities	184	(456)
Other, net	(3)	(24)
Net cash provided by operating activities	464	130
Investing activities
Change in interest bearing deposits in banks	(15)	(6)
Proceeds from:
Maturities and calls of available-for-sale securities	1,589	432
Maturities and calls of held-to-maturity securities	327	320
Maturities and calls of other securities	9	—
Sales of available-for-sale securities	—	435
Sales of other securities	—	141
Purchases of available-for-sale securities	(3,303)	(1,168)
Purchases of held-to-maturity securities	—	(254)
Purchases of other securities	(11)	(586)
Net proceeds from sales of portfolio loans and leases	71	89
Principal payments received under direct finance and sales-type leases	447	487
Net loan and lease activity, excluding sales and purchases	(1,398)	(2,272)
Purchases of premises and equipment	(32)	(25)
Purchases of loans and leases	(23)	(12)
Net accrued income and other receivables activity	59	92
Other, net	18	28
Net cash used in investing activities	(2,262)	(2,299)
Financing activities
Increase (decrease) in deposits	1,995	(2,636)
Increase (decrease) in short-term borrowings	(505)	5,128
Net proceeds from issuance of long-term debt	2,786	3,541
Maturity/redemption of long-term debt	(156)	(268)
Dividends paid on preferred stock	(36)	(29)
Dividends paid on common stock	(226)	(225)
Net proceeds from issuance of preferred stock	—	317
Other, net	(9)	6
Net cash provided by financing activities	3,849	5,834
Increase in cash and cash equivalents	2,051	3,665
Cash and cash equivalents at beginning of period	10,129	6,704
Cash and cash equivalents at end of period	$12,180	$10,369
38 Huntington Bancshares Incorporated

	Three Months Ended March 31,
(dollar amounts in millions)	2024	2023
Supplemental disclosures:
Interest paid	$1,070	$562
Income taxes paid (received)	47	(59)
Non-cash activities
Loans transferred to held-for-sale from portfolio	64	80
Loans transferred to portfolio from held-for-sale	11	6
See Notes to Unaudited Consolidated Financial Statements

2024 1Q Form 10-Q 39

Huntington Bancshares Incorporated
Notes to Unaudited Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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

•Huntington adopted the standard effective January 1, 2024 on a modified retrospective basis.
•The adoption did not result in a material impact on Huntington’s Unaudited Consolidated Financial Statements.

Accounting standards yet to be adopted

Standard	Summary of guidance	Summary of guidance
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

40 Huntington Bancshares Incorporated

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At March 31, 2024
Available-for-sale securities:
U.S. Treasury	$5,027	$—	$—	$5,027
Federal agencies:
Residential CMO	3,519	—	(444)	3,075
Residential MBS	12,893	1	(1,964)	10,930
Commercial MBS	2,530	—	(735)	1,795
Other agencies	154	—	(7)	147
Total U.S. Treasury, federal agency, and other agency securities	24,123	1	(3,150)	20,974
Municipal securities	3,475	13	(157)	3,331
Private-label CMO	128	1	(12)	117
Asset-backed securities	379	—	(28)	351
Corporate debt	2,179	89	(250)	2,018
Other securities/Sovereign debt	10	—	—	10
Total available-for-sale securities	$30,294	$104	$(3,597)	$26,801

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,664	$1	$(706)	$3,959
Residential MBS	9,175	—	(1,301)	7,874
Commercial MBS	1,482	—	(232)	1,250
Other agencies	93	—	(7)	86
Total federal agency and other agency securities	15,414	1	(2,246)	13,169
Municipal securities	2	—	—	2
Total held-to-maturity securities	$15,416	$1	$(2,246)	$13,171

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$159	$—	$—	$159
Federal Reserve Bank stock	518	—	—	518
Equity securities	18	—	—	18
Other securities, at fair value:
Mutual funds	31	—	—	31
Equity securities	1	—	—	1
Total other securities	$727	$—	$—	$727
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At March 31, 2024, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $72 million and $35 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $680 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2024 1Q Form 10-Q 41

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
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	1	1	—	2
Total other securities	$724	$1	$—	$725
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At December 31, 2023, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $61 million and $36 million, respectively.
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

	At March 31, 2024		At December 31, 2023
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$5,093	$5,084	$3,380	$3,372
After 1 year through 5 years	2,995	2,842	2,484	2,338
After 5 years through 10 years	2,312	2,192	2,392	2,255
After 10 years	19,894	16,683	20,309	17,340
Total available-for-sale securities	$30,294	$26,801	$28,565	$25,305

Held-to-maturity securities:
Under 1 year	$—	$—	$1	$1
After 1 year through 5 years	42	40	48	46
After 5 years through 10 years	66	62	69	66
After 10 years	15,308	13,069	15,632	13,605
Total held-to-maturity securities	$15,416	$13,171	$15,750	$13,718
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2024
Available-for-sale securities:
Federal agencies:
Residential CMO	$364	$(4)	$2,711	$(440)	$3,075	$(444)
Residential MBS	238	(2)	10,554	(1,962)	10,792	(1,964)
Commercial MBS	—	—	1,795	(735)	1,795	(735)
Other agencies	—	—	78	(7)	78	(7)
Total federal agency and other agency securities	602	(6)	15,138	(3,144)	15,740	(3,150)
Municipal securities	613	(14)	2,522	(143)	3,135	(157)
Private-label CMO	—	—	96	(12)	96	(12)
Asset-backed securities	—	—	279	(28)	279	(28)
Corporate debt	—	—	2,018	(250)	2,018	(250)
Total temporarily impaired available-for-sale securities	$1,215	$(20)	$20,053	$(3,577)	$21,268	$(3,597)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$159	$(2)	$3,532	$(704)	$3,691	$(706)
Residential MBS	—	—	7,778	(1,301)	7,778	(1,301)
Commercial MBS	—	—	1,250	(232)	1,250	(232)
Other agencies	—	—	86	(7)	86	(7)
Total federal agency and other agency securities	159	(2)	12,646	(2,244)	12,805	(2,246)
Total temporarily impaired held-to-maturity securities	$159	$(2)	$12,646	$(2,244)	$12,805	$(2,246)
2024 1Q Form 10-Q 43

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2023
Available-for-sale securities:
Federal agencies:
Residential CMO	$543	$(7)	$2,641	$(401)	$3,184	$(408)
Residential MBS	207	(2)	10,913	(1,774)	11,120	(1,776)
Commercial MBS	—	—	1,827	(709)	1,827	(709)
Other agencies	—	—	81	(6)	81	(6)
Total federal agency and other agency securities	750	(9)	15,462	(2,890)	16,212	(2,899)
Municipal securities	625	(19)	2,496	(146)	3,121	(165)
Private-label CMO	—	—	99	(12)	99	(12)
Asset-backed securities	—	—	281	(31)	281	(31)
Corporate debt	—	—	2,043	(238)	2,043	(238)
Total temporarily impaired available-for-sale securities	$1,375	$(28)	$20,381	$(3,317)	$21,756	$(3,345)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$156	$(1)	$3,542	$(663)	$3,698	$(664)
Residential MBS	—	—	8,108	(1,145)	8,108	(1,145)
Commercial MBS	—	—	1,285	(224)	1,285	(224)
Other agencies	—	—	95	(6)	95	(6)
Total federal agency and other agency securities	156	(1)	13,030	(2,038)	13,186	(2,039)
Total temporarily impaired held-to-maturity securities	$156	$(1)	$13,030	$(2,038)	$13,186	$(2,039)
At March 31, 2024 and December 31, 2023, the carrying value of investment securities pledged to secure certain public trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $36.2 billion and $35.1 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2024 or December 31, 2023. At March 31, 2024, all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at March 31, 2024.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of March 31, 2024, Huntington has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of March 31, 2024 or December 31, 2023.
44 Huntington Bancshares Incorporated

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Commercial loan and lease portfolio:
Commercial and industrial	$51,500	$50,657
Commercial real estate	12,342	12,422
Lease financing	5,133	5,228
Total commercial loan and lease portfolio	68,975	68,307
Consumer loan portfolio:
Residential mortgage	23,744	23,720
Automobile	12,662	12,482
Home equity	10,047	10,113
RV and marine	5,887	5,899
Other consumer	1,452	1,461
Total consumer loan portfolio	53,792	53,675
Total loans and leases (1)(2)	122,767	121,982
Allowance for loan and lease losses	(2,280)	(2,255)
Net loans and leases	$120,487	$119,727
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $349 million and $323 million at March 31, 2024 and December 31, 2023, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at March 31, 2024, was $340 million and $222 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2023, was $333 million and $220 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Lease payments receivable	$4,880	$4,980
Estimated residual value of leased assets	803	804
Gross investment in lease financing receivables	5,683	5,784
Deferred origination costs	54	54
Deferred fees, unearned income and other	(604)	(610)
Total lease financing receivables	$5,133	$5,228
The carrying value of residual values guaranteed was $475 million and $478 million as of March 31, 2024 and December 31, 2023, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at March 31, 2024, totaled $4.9 billion and were due as follows: $782 million in 2024, $902 million in 2025, $859 million in 2026, $859 million in 2027, $794 million in 2028, and $684 million thereafter. Interest income recognized for these types of leases was $79 million and $68 million for the three-month periods ended March 31, 2024 and 2023, respectively.
2024 1Q Form 10-Q 45

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class.

	At March 31, 2024		At December 31, 2023
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$68	$376	$66	$344
Commercial real estate	37	154	64	140
Lease financing	—	10	3	14
Residential mortgage	—	75	—	72
Automobile	—	4	—	4
Home equity	—	96	—	91
RV and marine	—	1	—	2
Total nonaccrual loans and leases	$105	$716	$133	$667
The following tables present an aging analysis of loans and leases, by class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At March 31, 2024
Commercial and industrial	$57	$36	$137	$230	$51,270	$—	$51,500	$1	(2)
Commercial real estate	18	32	96	146	12,196	—	12,342	—
Lease financing	27	14	5	46	5,087	—	5,133	3
Residential mortgage	205	68	195	468	23,101	175	23,744	148	(3)
Automobile	75	17	10	102	12,560	—	12,662	8
Home equity	56	29	83	168	9,879	—	10,047	17
RV and marine	17	4	3	24	5,863	—	5,887	2
Other consumer	11	4	4	19	1,433	—	1,452	4
Total loans and leases	$466	$204	$533	$1,203	$121,389	$175	$122,767	$183
At December 31, 2023
Commercial and industrial	$90	$48	$90	$228	$50,429	$—	$50,657	$1	(2)
Commercial real estate	28	20	32	80	12,342	—	12,422	—
Lease financing	35	15	9	59	5,169	—	5,228	4
Residential mortgage	205	88	193	486	23,060	174	23,720	146	(3)
Automobile	89	23	12	124	12,358	—	12,482	9
Home equity	66	32	83	181	9,932	—	10,113	22
RV and marine	17	5	4	26	5,873	—	5,899	3
Other consumer	13	4	4	21	1,440	—	1,461	4
Total loans and leases	$543	$235	$427	$1,205	$120,603	$174	$121,982	$189
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include mortgage loans insured by U.S. government agencies.
Credit Quality Indicators
See Note 5 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
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
46 Huntington Bancshares Incorporated

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator.

	At March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$4,493	$12,002	$8,692	$3,364	$1,976	$2,458	$15,168	$5	$48,158
OLEM	25	211	243	74	30	37	256	—	876
Substandard	118	380	428	230	148	209	952	—	2,465
Doubtful	—	—	—	—	—	1	—	—	1
Total Commercial and industrial	$4,636	$12,593	$9,363	$3,668	$2,154	$2,705	$16,376	$5	$51,500
Commercial real estate
Credit Quality Indicator (1):
Pass	$356	$1,264	$3,235	$1,674	$1,011	$2,286	$557	$—	$10,383
OLEM	11	80	410	133	55	121	60	—	870
Substandard	17	213	379	176	24	264	16	—	1,089
Total Commercial real estate	$384	$1,557	$4,024	$1,983	$1,090	$2,671	$633	$—	$12,342
Lease financing
Credit Quality Indicator (1):
Pass	$384	$1,924	$1,159	$724	$502	$272	$—	$—	$4,965
OLEM	—	15	19	3	1	10	—	—	48
Substandard	1	26	46	22	13	12	—	—	120
Total Lease financing	$385	$1,965	$1,224	$749	$516	$294	$—	$—	$5,133
Residential mortgage
Credit Quality Indicator (2):
750+	$212	$2,257	$4,041	$5,995	$3,252	$2,877	$—	$—	$18,634
650-749	88	781	903	894	471	901	—	—	4,038
<650	7	43	84	97	74	592	—	—	897
Total Residential mortgage	$307	$3,081	$5,028	$6,986	$3,797	$4,370	$—	$—	$23,569
Automobile
Credit Quality Indicator (2):
750+	$1,045	$2,156	$1,831	$1,372	$630	$339	$—	$—	$7,373
650-749	412	1,493	1,092	753	300	160	—	—	4,210
<650	31	274	303	273	114	84	—	—	1,079
Total Automobile	$1,488	$3,923	$3,226	$2,398	$1,044	$583	$—	$—	$12,662
Home equity
Credit Quality Indicator (2):
750+	$43	$393	$414	$496	$517	$247	$4,404	$226	$6,740
650-749	20	107	95	62	53	96	2,035	225	2,693
<650	—	4	9	5	4	46	413	133	614
Total Home equity	$63	$504	$518	$563	$574	$389	$6,852	$584	$10,047
RV and marine
Credit Quality Indicator (2):
750+	$226	$1,059	$934	$816	$557	$847	$—	$—	$4,439
650-749	38	353	232	246	147	284	—	—	1,300
<650	—	13	19	30	23	63	—	—	148
Total RV and marine	$264	$1,425	$1,185	$1,092	$727	$1,194	$—	$—	$5,887
Other consumer
Credit Quality Indicator (2):
750+	$69	$141	$70	$34	$16	$56	$409	$1	$796
650-749	29	82	37	14	5	14	386	12	579
<650	1	9	6	3	1	2	41	14	77
Total Other consumer	$99	$232	$113	$51	$22	$72	$836	$27	$1,452
2024 1Q Form 10-Q 47

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$14,677	$9,889	$3,673	$2,151	$1,187	$1,431	$14,563	$3	$47,574
OLEM	213	239	64	20	12	20	462	—	1,030
Substandard	393	305	188	150	83	184	750	—	2,053
Total Commercial and industrial	$15,283	$10,433	$3,925	$2,321	$1,282	$1,635	$15,775	$3	$50,657
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,395	$3,253	$1,774	$1,063	$1,152	$1,288	$585	$—	$10,510
OLEM	163	406	112	65	32	54	60	—	892
Substandard	164	404	176	10	137	114	15	—	1,020
Total Commercial real estate	$1,722	$4,063	$2,062	$1,138	$1,321	$1,456	$660	$—	$12,422
Lease financing
Credit Quality Indicator (1):
Pass	$1,973	$1,284	$828	$583	$243	$106	$—	$—	$5,017
OLEM	16	22	6	5	2	9	—	—	60
Substandard	20	66	31	16	13	5	—	—	151
Total Lease financing	$2,009	$1,372	$865	$604	$258	$120	$—	$—	$5,228
Residential mortgage
Credit Quality Indicator (2):
750+	$2,077	$3,963	$6,028	$3,292	$749	$2,191	$—	$—	$18,300
650-749	950	1,024	964	510	186	775	—	—	4,409
<650	24	79	82	64	85	503	—	—	837
Total Residential mortgage	$3,051	$5,066	$7,074	$3,866	$1,020	$3,469	$—	$—	$23,546
Automobile
Credit Quality Indicator (2):
750+	$2,624	$1,964	$1,525	$740	$367	$85	$—	$—	$7,305
650-749	1,438	1,305	907	370	168	53	—	—	4,241
<650	170	281	266	118	64	37	—	—	936
Total Automobile	$4,232	$3,550	$2,698	$1,228	$599	$175	$—	$—	$12,482
Home equity
Credit Quality Indicator (2):
750+	$381	$429	$512	$534	$17	$244	$4,454	$233	$6,804
650-749	136	100	65	57	7	101	2,083	230	2,779
<650	2	6	3	3	2	43	344	127	530
Total Home equity	$519	$535	$580	$594	$26	$388	$6,881	$590	$10,113
RV and marine
Credit Quality Indicator (2):
750+	$1,206	$971	$867	$588	$295	$612	$—	$—	$4,539
650-749	289	248	252	158	91	210	—	—	1,248
<650	4	12	21	18	14	43	—	—	112
Total RV and marine	$1,499	$1,231	$1,140	$764	$400	$865	$—	$—	$5,899
Other consumer
Credit Quality Indicator (2):
750+	$186	$80	$39	$19	$17	$48	$424	$3	$816
650-749	98	43	17	6	5	12	383	13	577
<650	4	5	3	1	1	1	39	14	68
Total Other consumer	$288	$128	$59	$26	$23	$61	$846	$30	$1,461
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.

48 Huntington Bancshares Incorporated

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Three months ended March 31, 2024
Commercial and industrial	$—	$5	$11	$15	$11	$2	$10	$1	$55
Commercial real estate	—	1	9	1	—	6	—	—	17
Lease Financing	—	—	—	1	—	1	—	—	2
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	4	5	4	2	—	—	—	15
Home equity	—	—	—	—	—	—	—	2	2
RV and marine	—	1	1	2	1	3	—	—	8
Other consumer	1	7	5	2	1	3	—	9	28
Total	$1	$18	$31	$25	$15	$16	$10	$12	$128

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
Three months ended March 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial	$1	$14	$3	$6	$4	$—	$4	$—	$32
Commercial real estate	—	—	19	—	—	—	—	—	19
Lease Financing	—	—	—	—	—	1	—	—	1
Residential mortgage	—	—	1	—	—	1	—	—	2
Automobile	—	3	4	2	1	2	—	—	12
Home equity	—	—	—	—	—	—	1	1	2
RV and marine	—	—	1	1	1	1	—	—	4
Other consumer	1	8	5	1	1	4	—	7	27
Total	$2	$25	$33	$10	$7	$9	$5	$8	$99
Modifications to Debtors Experiencing Financial Difficulty
See Note 5 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K for a description of reported modification types and the impact on credit quality of borrowers experiencing financial difficulty.
2024 1Q Form 10-Q 49

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended March 31, 2024
Commercial and industrial	$87	$154	$—	$7	$248	0.48%
Commercial real estate	—	31	—	—	31	0.25
Residential mortgage	—	10	3	1	14	0.06
Automobile	—	4	—	—	4	0.03
Home equity	—	1	—	4	5	0.05
Total loans to borrowers experiencing financial difficulty in which modifications were made	$87	$200	$3	$12	$302	0.25%
Three months ended March 31, 2023
Commercial and industrial	$35	$124	$—	$3	$162	0.32%
Commercial real estate	—	48	—	—	48	0.36
Residential mortgage	—	23	—	1	24	0.11
Automobile	—	3	—	—	3	0.02
Home equity	—	—	—	3	3	0.03
RV and marine	—	1	—	—	1	0.02
Total loans to borrowers experiencing financial difficulty in which modifications were made	$35	$199	$—	$7	$241	0.21%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended March 31, 2024
Commercial and industrial	8.24%	7.28%	0.4
Commercial real estate			0.6
Residential mortgage	7.25	5.20	8.6
Three months ended March 31, 2023
Commercial and industrial	7.60%	6.80%	0.9
Commercial real estate			0.6
Residential mortgage	5.36	4.14	6.3
(1)     Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
50 Huntington Bancshares Incorporated

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	At March 31, 2024
	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
Commercial and industrial	$2	$11	$11	$24	$449	$473
Commercial real estate	2	7	—	9	118	127
Residential mortgage	8	5	9	22	31	53
Automobile	2	—	—	2	14	16
Home equity	1	1	1	3	11	14
RV and marine	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2024	$15	$24	$21	$60	$624	$684

	At March 31, 2023 (1)
	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
Commercial and industrial	$—	$—	$—	$—	$162	$162
Commercial real estate	—	—	—	—	48	48
Residential mortgage	4	4	—	8	16	24
Automobile	—	—	—	—	3	3
Home equity	—	—	—	—	3	3
RV and marine	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the three months ended March 31, 2023	$4	$4	$—	$8	$233	$241
(1)     Huntington adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, therefore, the at March 31, 2023 presentation only includes loans since guidance became effective.
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of March 31, 2024 and December 31, 2023, loans and leases totaling $99.5 billion and $101.8 billion, respectively, were pledged to the Federal Reserve and FHLB for access to these contingent funding sources.
2024 1Q Form 10-Q 51

5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended March 31, 2024
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(74)	(54)	(128)
Recoveries of loans and leases previously charged-off	19	17	36
Provision for loan and lease losses	81	36	117
ALLL balance, end of period	$1,589	$691	$2,280
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	3	(13)	(10)
AULC balance, end of period	$69	$66	$135
ACL balance, end of period	$1,658	$757	$2,415

Three months ended March 31, 2023
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(52)	(47)	(99)
Recoveries of loans and leases previously charged-off	23	19	42
Provision for loan and lease losses	62	16	78
ALLL balance, end of period	$1,457	$685	$2,142
AULC balance, beginning of period	$71	$79	$150
Provision for unfunded lending commitments	4	3	7
AULC balance, end of period	$75	$82	$157
ACL balance, end of period	$1,532	$767	$2,299
At March 31, 2024, the ACL was $2.4 billion, a marginal increase of $15 million compared to December 31, 2023. The increase in the total ACL was primarily driven by loan and lease portfolio growth.
The commercial ACL was $1.7 billion at March 31, 2024 and $1.6 billion at December 31, 2023. The increase of $29 million since year end was primarily due to loan growth in the commercial portfolio.
The consumer ACL was $757 million, a modest decrease from the December 31, 2023 balance of $771 million, with the decrease is primarily attributable to lower residential mortgage reserves based on the current macro-economic forecast.
The baseline economic scenario used in the March 31, 2024 ACL determination included the federal funds rate projected to have peaked during the third quarter of 2023, remaining at this terminal level until mid-2024 as the Federal Reserve has continued to address inflation levels and tightness in the labor market. The Federal Reserve is expected to complete four 25 basis point rate cuts by the end of 2024. Further subsequent cuts of 25 basis points per quarter are expected in 2025 and 2026 until reaching 3% by the second half of 2026. Inflation is forecasted to drop from 2.9% in first quarter of 2024, approaching the Federal Reserve’s target level of 2% by the fourth quarter of 2024. Unemployment is projected to gradually increase, peaking at 4.1% in the first quarter of 2025 before marginally improving to 4.0% by 2026.
The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate Industry, recent inflation levels, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2024 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
52 Huntington Bancshares Incorporated

6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Residential mortgage loans sold with servicing retained	$811	$862
Pretax gains resulting from above loan sales (1)	13	7
Total servicing, late, and other ancillary fees (1)	26	24
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Fair value, beginning of period	$515	$494
New servicing assets created	10	13
Change in fair value during the period due to:
Time decay (1)	(6)	(6)
Payoffs (2)	(5)	(4)
Changes in valuation inputs or assumptions (3)	20	(12)
Fair value, end of period	$534	$485
Loans serviced for third parties, unpaid principal balance	$33,303	$33,237
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions follows:

	At March 31, 2024				At December 31, 2023
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.15%		$(14)	$(28)	8.61%		$(15)	$(28)
Spread over forward interest rate swap rates	550	bps	(12)	(23)	538	bps	(11)	(22)
7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Securities sold under agreements to repurchase	$134	$618
Other borrowings	48	2
Total short-term borrowings	$182	$620
The carrying value of assets pledged as collateral against repurchase agreements totaled $156 million and $840 million as of March 31, 2024 and December 31, 2023, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
2024 1Q Form 10-Q 53

Huntington’s long-term debt consisted of the following:

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
The Parent Company:
Senior Notes	$5,423	$4,233
Subordinated Notes	748	760
Total notes issued by the parent	6,171	4,993
The Bank:
Senior Notes	3,452	3,480
Subordinated Notes	661	662
Total notes issued by the bank	4,113	4,142
FHLB Advances	2,699	2,731
Auto Loan Securitization Trust (1)	1,401	—
Other	510	528
Total long-term debt	$14,894	$12,394
(1)     Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.38% due through 2029. See Note 14 - “Variable Interest Entities” for additional information.
8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended March 31, 2024
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(170)	$40	$(130)
Reclassification adjustment for realized net losses included in net income	3	(1)	2
Total unrealized losses on available-for-sale securities, net of hedges	(167)	39	(128)
Unrealized losses on cash flow hedges during the period	(161)	37	(124)
Reclassification adjustment for cash flow hedges included in net income	67	(16)	51
Net change related to cash flow hedges on loans	(94)	21	(73)
Translation adjustments, net of hedges (1)	(2)	—	(2)
Other comprehensive loss	$(263)	$60	$(203)
Three months ended March 31, 2023
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$197	$(45)	$152
Reclassification adjustment for realized net losses included in net income	3	(1)	2
Total unrealized gains on available-for-sale securities, net of hedges	200	(46)	154
Unrealized gains on cash flow hedges during the period	231	(53)	178
Reclassification adjustment for cash flow hedges included in net income	12	(1)	11
Net change related to cash flow hedges on loans	243	(54)	189
Other comprehensive income	$443	$(100)	$343
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
54 Huntington Bancshares Incorporated

Activity in accumulated OCI was as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
Three months ended March 31, 2024
Balance, beginning of period	$(2,094)	$(363)	$(6)	$(213)	$(2,676)
Other comprehensive loss before reclassifications	(130)	(124)	(2)	—	(256)
Amounts reclassified from accumulated OCI to earnings	2	51	—	—	53
Period change	(128)	(73)	(2)	—	(203)
Balance, end of period	$(2,222)	$(436)	$(8)	$(213)	$(2,879)
Three months ended March 31, 2023
Balance, beginning of period	$(2,248)	$(632)	$(8)	$(210)	$(3,098)
Other comprehensive income before reclassifications	152	178	—	—	330
Amounts reclassified from accumulated OCI to earnings	2	11	—	—	13
Period change	154	189	—	—	343
Balance, end of period	$(2,094)	$(443)	$(8)	$(210)	$(2,755)
(1)AOCI amounts at March 31, 2024 and March 31, 2023 include $56 million and $64 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
9. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Series					At March 31, 2024	At December 31, 2023
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$23	$23
Series E (4)	2/27/2018	4,087	Variable (5)	4/15/2023	405	405
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (6)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Total		881,587			$2,394	$2,394
(1)     Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)     Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)    Dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 270 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-mo. LIBOR + 270 bps.
(4)     Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)    Dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 288 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-mo. LIBOR +288 bps.
(6)     Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
2024 1Q Form 10-Q 55

The following table presents the dividends declared for each series of Preferred shares.

	Three Months Ended
(amounts in millions, except per share data)	March 31, 2024		March 31, 2023
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)
Series B	$20.69	$(1)	$18.82	$(1)
Series E	2,113.90	(8)	1,425.00	(7)
Series F	1,406.25	(7)	1,406.25	(7)
Series G	1,112.50	(6)	1,112.50	(6)
Series H	11.25	(6)	11.25	(6)
Series I	356.25	(2)	356.25	(2)
Series J	17.19	(6)	—	—
Total		$(36)		$(29)
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
The calculation of basic and diluted earnings per share was as follows:

	Three Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	March 31, 2024	March 31, 2023
Basic earnings per common share:
Net income attributable to Huntington	$419	$602
Preferred stock dividends	36	29
Net income available to common shareholders	$383	$573
Average common shares issued and outstanding	1,448,492	1,443,268
Basic earnings per common share	$0.26	$0.40
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options and restricted stock units and awards	17,396	19,613
Shares held in deferred compensation plans	7,447	6,398
Average dilutive potential common shares	24,843	26,011
Total diluted average common shares issued and outstanding	1,473,335	1,469,279
Diluted earnings per common share	$0.26	$0.39
Anti-dilutive awards (1)	9,794	9,344
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
56 Huntington Bancshares Incorporated

11. REVENUE FROM CONTRACTS WITH CUSTOMERS
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

(dollar amounts in millions)	Three Months Ended
Noninterest income	March 31, 2024	March 31, 2023
Noninterest income from contracts with customers	$336	$377
Noninterest income within the scope of other GAAP topics	131	135
Total noninterest income	$467	$512
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 16 - “Segment Reporting”. During the fourth quarter of 2023 we updated the presentation of our noninterest income categories to align product and service types more closely with how we strategically manage our business. Additionally, during the second quarter of 2023, we completed an organizational realignment and now report on two business segments. Prior period results for each reporting update have been adjusted to conform to the current presentation.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended March 31, 2024
Payments and cash management revenue	$107	$27	$—	$134
Wealth and asset management revenue	85	3	—	88
Customer deposit and loan fees	50	4	—	54
Capital markets and advisory fees	4	25	—	29
Leasing revenue	1	9	—	10
Insurance income	16	3	—	19
Other noninterest income	2	—	—	2
Net revenue from contracts with customers	265	71	—	336
Noninterest income within the scope of other GAAP topics	43	74	14	131
Total noninterest income	$308	$145	$14	$467
Three months ended March 31, 2023
Payments and cash management revenue	$100	$25	$—	$125
Wealth and asset management revenue	79	1	—	80
Customer deposit and loan fees	46	1	—	47
Capital markets and advisory fees	3	30	—	33
Leasing revenue	—	14	—	14
Insurance income	17	2	—	19
Other noninterest income	59	—	—	59
Net revenue from contracts with customers	304	73	—	377
Noninterest income within the scope of other GAAP topics	40	83	12	135
Total noninterest income	$344	$156	$12	$512
2024 1Q Form 10-Q 57

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2024 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended March 31, 2024 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2024 and 2023.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At March 31, 2024
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$92	$—	$—	$—	$92
Municipal securities	—	51	—	—	51
Corporate debt	—	24	—	—	24
Total trading account securities	92	75	—	—	167
Available-for-sale securities:
U.S. Treasury securities	5,027	—	—	—	5,027
Residential CMO	—	3,075	—	—	3,075
Residential MBS	—	10,930	—	—	10,930
Commercial MBS	—	1,795	—	—	1,795
Other agencies	—	147	—	—	147
Municipal securities	—	38	3,293	—	3,331
Private-label CMO	—	97	20	—	117
Asset-backed securities	—	279	72	—	351
Corporate debt	—	2,018	—	—	2,018
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	5,027	18,389	3,385	—	26,801
Other securities	31	1	—	—	32
Loans held for sale	—	487	—	—	487
Loans held for investment	—	117	58	—	175
MSRs	—	—	534	—	534
Other assets:
Derivative assets	—	1,734	6	(1,399)	341
Assets held in trust for deferred compensation plans	186	—	—	—	186
Liabilities
Derivative liabilities	—	1,624	2	(872)	754
58 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2023
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$91	$—	$—	$—	$91
Other agencies	—	2	—	—	2
Municipal securities	—	32	—	—	32
Total trading account securities	91	34	—	—	125
Available-for-sale securities:
U.S. Treasury securities	2,856	—	—	—	2,856
Residential CMOs	—	3,184	—	—	3,184
Residential MBS	—	11,382	—	—	11,382
Commercial MBS	—	1,827	—	—	1,827
Other agencies	—	155	—	—	155
Municipal securities	—	38	3,335	—	3,373
Private-label CMO	—	99	20	—	119
Asset-backed securities	—	281	75	—	356
Corporate debt	—	2,043	—	—	2,043
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	2,856	19,019	3,430	—	25,305
Other securities	30	2	—	—	32
Loans held for sale	—	506	—	—	506
Loans held for investment	—	120	54	—	174
MSRs	—	—	515	—	515
Other assets:
Derivative assets	—	1,720	3	(1,330)	393
Assets held in trust for deferred compensation plans	177	—	—	—	177
Liabilities
Derivative liabilities	—	1,416	5	(751)	670
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
2024 1Q Form 10-Q 59

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended March 31, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	4
Transfers out of Level 3 (1)	—	(5)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	20	7	—	—	—	—
Noninterest income	—	(2)	—	—	—	—
Included in OCI	—	—	19	—	—	—
Purchases/originations	10	—	72	—	—	—
Settlements	(11)	6	(133)	—	(3)	—
Closing balance	$534	$4	$3,293	$20	$72	$58
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$20	$1	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	18	—	—	—
Three months ended March 31, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers out of Level 3 (1)	—	(2)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(12)	7	—	—	—	—
Interest and fee income	—	—	—	(1)	—	—
Included in OCI	—	—	3	—	—	—
Purchases/originations	13	—	177	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(10)	—	(89)	1	—	—
Closing balance	$485	$3	$3,339	$20	$74	$15
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(12)	$5	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	3	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

60 Huntington Bancshares Incorporated

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At March 31, 2024
Loans held for sale	$487	$477	$10	$—	$—	$—
Loans held for investment	175	186	(11)	3	3	—
At December 31, 2023
Loans held for sale	$506	$489	$17	$—	$—	$—
Loans held for investment	174	184	(10)	2	3	(1)
The following table presents the net gains (losses) from fair value changes:

	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Loans held for sale (1)	$(7)	$—
Loans held for investment	(1)	—
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended
(dollar amounts in millions)	At March 31, 2024	At December 31, 2023	March 31, 2024	March 31, 2023
Collateral-dependent loans	$68	$40	$(25)	$(6)
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
2024 1Q Form 10-Q 61

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At March 31, 2024				At December 31, 2023
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	4%	-	41%	8%	4%	-	37%	9%
		Spread over forward interest rate swap rates	5%	-	13%	6%	5%	-	13%	5%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	5%	-	6%	5%	4%	-	6%	5%
		Cumulative default	—%	-	64%	6%	—%	-	64%	6%
		Loss given default			20%	20%			20%	20%
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
62 Huntington Bancshares Incorporated

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At March 31, 2024
Financial Assets
Cash and short-term assets	$12,405	$—	$—	$12,405	$12,405
Trading account securities	—	—	167	167	167
Available-for-sale securities	—	—	26,801	26,801	26,801
Held-to-maturity securities	15,416	—	—	15,416	13,171
Other securities	695	—	32	727	727
Loans held for sale	—	3	487	490	490
Net loans and leases (1)	120,312	—	175	120,487	117,441
Derivative assets	—	—	341	341	341
Assets held in trust for deferred compensation plans	—	—	186	186	186
Financial Liabilities
Deposits (2)	153,225	—	—	153,225	153,175
Short-term borrowings	182	—	—	182	182
Long-term debt	14,894	—	—	14,894	14,906
Derivative liabilities	—	—	754	754	754
At December 31, 2023
Financial Assets
Cash and short-term assets	$10,323	$—	$—	$10,323	$10,323
Trading account securities	—	—	125	125	125
Available-for-sale securities	—	—	25,305	25,305	25,305
Held-to-maturity securities	15,750	—	—	15,750	13,718
Other securities	693	—	32	725	725
Loans held for sale	—	10	506	516	516
Net loans and leases (1)	119,553	—	174	119,727	116,781
Derivative assets	—	—	393	393	393
Assets held in trust for deferred compensation plans	—	—	177	177	177
Financial Liabilities
Deposits (2)	151,230	—	—	151,230	151,183
Short-term borrowings	620	—	—	620	620
Long-term debt	12,394	—	—	12,394	12,276
Derivative liabilities	—	—	670	670	670
(1)Includes collateral-dependent loans.
(2)Includes $1.4 billion in time deposits in excess of the FDIC insurance coverage limit at both March 31, 2024 and December 31, 2023.
2024 1Q Form 10-Q 63

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Presented Balance
(dollar amounts in millions)	Level 1	Level 2	Level 3
At March 31, 2024
Financial Assets
Trading account securities	$92	$75	$—	$—	$167
Available-for-sale securities	5,027	18,389	3,385	—	26,801
Held-to-maturity securities	—	13,171	—	—	13,171
Other securities (2)	31	1	—	—	32
Loans held for sale	—	487	3	—	490
Net loans and leases	—	117	117,324	—	117,441
Derivative assets	—	1,734	6	(1,399)	341
Financial Liabilities
Deposits	—	137,131	16,044	—	153,175
Short-term borrowings	—	182	—	—	182
Long-term debt	—	11,583	3,323	—	14,906
Derivative liabilities	—	1,624	2	(872)	754
At December 31, 2023
Financial Assets
Trading account securities	$91	$34	$—	$—	$125
Available-for-sale securities	2,856	19,019	3,430	—	25,305
Held-to-maturity securities	—	13,718	—	—	13,718
Other securities (2)	30	2	—	—	32
Loans held for sale	—	506	10	—	516
Net loans and leases	—	120	116,661	—	116,781
Derivative assets	—	1,720	3	(1,330)	393
Financial Liabilities
Deposits	—	135,627	15,556	—	151,183
Short-term borrowings	—	620	—	—	620
Long-term debt	—	8,929	3,347	—	12,276
Derivative liabilities	—	1,416	5	(751)	670
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
64 Huntington Bancshares Incorporated

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At March 31, 2024			At December 31, 2023
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$41,517	$842	$704	$38,017	$868	$519
Foreign exchange contracts	230	—	2	222	6	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	42,315	798	838	41,526	718	757
Foreign exchange contracts	4,640	47	34	5,257	69	76
Credit contracts	346	2	—	381	—	2
Commodities contracts	608	47	46	681	62	60
Equity contracts	820	4	2	759	—	7
Total contracts	$90,476	$1,740	$1,626	$86,843	$1,723	$1,421
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(dollar amounts in millions)		March 31, 2024	March 31, 2023
Interest rate contracts:
Customer	Capital markets fees	$5	$7
Mortgage banking	Mortgage banking income	(11)	9
Interest rate swaptions	Other noninterest income	—	(1)
Foreign exchange contracts	Capital markets fees	11	12
Credit contracts	Other noninterest income	(2)	—
Commodities contracts	Capital markets fees	1	2
Equity contracts	Other noninterest expense	(2)	(1)
Total		$2	$28
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
2024 1Q Form 10-Q 65

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At March 31, 2024
Instruments associated with:
Investment securities	$11,649	$—	$—	$11,649
Loans	—	17,300	175	17,475
Long-term debt	12,568	—	—	12,568
Total notional value	$24,217	$17,300	$175	$41,692
At December 31, 2023
Instruments associated with:
Investment securities	$11,649	$—	$—	$11,649
Loans	—	16,675	175	16,850
Long-term debt	9,693	—	—	9,693
Total notional value	$21,342	$16,675	$175	$38,192
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars and floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $68 million and a decrease to net interest income of $52 million for the three-month periods ended March 31, 2024, and 2023, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Consolidated Balance Sheets. Huntington has also designated $662 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$71	$(182)
Change in fair value of hedged investment securities (1)	(72)	181
Change in fair value of interest rate swaps hedging long-term debt (2)	(128)	116
Change in fair value of hedged long term debt (2)	128	(116)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
66 Huntington Bancshares Incorporated

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At March 31, 2024	At December 31, 2023	At March 31, 2024	At December 31, 2023
Assets
Investment securities (1)	$17,967	$18,241	$(770)	$(698)
Liabilities
Long-term debt (2)	12,250	9,909	(243)	(115)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.4 billion, the cumulative basis adjustments associated with these hedging relationships was $680 million, and the notional amounts of the designated hedging instruments were $11.0 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(66) million at March 31, 2024 and $(69) million at December 31, 2023.
Cash Flow Hedges
At March 31, 2024, Huntington has $17.3 billion of interest rate swaps and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At March 31, 2024, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $174 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives at March 31, 2024 and December 31, 2023 were a net asset of $4 million and a net liability of $4 million, respectively. At March 31, 2024 and December 31, 2023, Huntington had commitments to sell residential real estate loans of $714 million and $674 million, respectively. These contracts mature in less than one year.
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
MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Unaudited Consolidated Balance Sheets. Trading gains (losses) are included in mortgage banking income in the Unaudited Consolidated Statement of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading gains (losses) related to MSR hedging activity is summarized in the following tables.

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Notional value	$1,428	$1,668
Trading liabilities	(77)	(69)

	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Trading (losses) gains	$(19)	$9
2024 1Q Form 10-Q 67

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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at March 31, 2024 and December 31, 2023, were $57 million and $47 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $44.7 billion and $44.5 billion at March 31, 2024 and December 31, 2023, respectively. Huntington’s credit risk from customer derivatives was $78 million and $122 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts was $346 million and $381 million at March 31, 2024 and December 31, 2023, respectively. The position of these derivatives was a net asset of $2 million and net liability of $2 million at March 31, 2024 and December 31, 2023, respectively.
Financial assets and liabilities that are offset in the Unaudited Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 12 - “Fair Values of Assets and Liabilities”.
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $255 million and $238 million at March 31, 2024 and December 31, 2023, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At March 31, 2024, Huntington pledged $181 million of investment securities and cash collateral to counterparties, while other counterparties pledged $616 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
68 Huntington Bancshares Incorporated

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At March 31, 2024	$1,740	$(1,399)	$341	$—	$(10)	$331
At December 31, 2023	1,723	(1,330)	393	(45)	(4)	344

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At March 31, 2024	$1,626	$(872)	$754	$(23)	$(87)	$644
At December 31, 2023	1,421	(751)	670	—	(93)	577
14. VARIABLE INTEREST ENTITIES
Consolidated VIEs
During the first quarter of 2024, Huntington entered into an auto securitization involving a VIE. The VIE evaluation determined that Huntington is the primary beneficiary of the VIE, and therefore, must account for the VIE as a consolidated subsidiary. In addition, Huntington engages in activities with other VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements.
The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Assets
Net loans and leases	$1,537	$—
Other assets	136	82
Total assets	$1,673	$82
Liabilities
Long-term borrowings	$1,401	$—
Other liabilities	55	57
Total liabilities	$1,456	$57
As part of the securitization transaction, Huntington transferred $1.6 billion in aggregate automobile loans to a SPE which was deemed to be a VIE. This SPE then issued approximately $1.6 billion of asset-backed notes, of which approximately $128 million were retained by Huntington. The primary purpose of the VIE in the securitization transaction is to issue asset-backed securities with varying levels of credit subordination and payment priority. Huntington retained notes and residual interest in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits that could potentially be significant to the VIE. In addition, Huntington retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. The assets of the VIE are restricted to the settlement of the asset-backed securities and other obligations of the VIE. Third-party holders of the asset-backed notes do not have recourse to the general assets of Huntington.
2024 1Q Form 10-Q 69

The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The VIE is exposed to credit and prepayment risk, which are managed through credit enhancements in the form of reserve accounts, over-collateralization, excess interest on the loans, and the subordination of certain classes of asset-backed securities.
Consolidated VIEs at March 31, 2024 and December 31, 2023 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At March 31, 2024
Affordable Housing Tax Credit Partnerships	$2,349	$1,267	$2,349
Trust Preferred Securities	14	248	—
Other Investments	922	146	922
Total	$3,285	$1,661	$3,271
At December 31, 2023
Affordable Housing Tax Credit Partnerships	$2,297	$1,279	$2,297
Trust Preferred Securities	14	248	—
Other Investments	894	140	894
Total	$3,205	$1,667	$3,191
Affordable Housing and Other Tax Credit Investments
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
In the first quarter of 2024, Huntington adopted ASU 2023-02 which expanded the proportional amortization method to tax credit programs beyond LIHTC investments. In addition to LIHTC investments, Huntington elected to apply the proportional amortization method to certain tax credit investments that combine LIHTC with other types of credits and historical tax credits. Huntington does not have a material amount of investments in these additional categories.
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Affordable housing tax credit investments	$3,450	$3,335
Less: amortization	(1,101)	(1,038)
Net affordable housing tax credit investments	$2,349	$2,297
Unfunded commitments	$1,267	$1,279
70 Huntington Bancshares Incorporated

The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended
(dollar amounts in millions)	March 31, 2024	March 31, 2023
Tax credits and other tax benefits recognized	$76	$66
Proportional amortization expense included in provision for income taxes	63	54
There were no sales of affordable housing tax credit investments during the three-month periods ended March 31, 2024 and 2023. There was no impairment recognized for the three-month periods ended March 31, 2024 and 2023.
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
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At March 31, 2024	At December 31, 2023
Contract amount representing credit risk
Commitments to extend credit:
Commercial	$32,531	$32,344
Consumer	19,916	19,270
Commercial real estate	2,238	2,543
Standby letters of credit and guarantees on industrial revenue bonds	736	814
Commercial letters of credit	7	9
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
2024 1Q Form 10-Q 71

Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $13 million and $9 million at March 31, 2024 and December 31, 2023, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $79 million at both March 31, 2024 and December 31, 2023, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $20 million at March 31, 2024 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
72 Huntington Bancshares Incorporated

16. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. During the second quarter of 2023, we completed an organizational realignment and now report on two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. For a description of our business segments, see Note 25 - “Segment Reporting” to the Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K. Prior period results have been adjusted to conform to the current presentation.
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s, reported results by business segment.

Income Statements	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended March 31, 2024
Net interest income (loss)	$956	$523	$(192)	$1,287
Provision for credit losses	46	61	—	107
Noninterest income	308	145	14	467
Noninterest expense	777	294	66	1,137
Provision (benefit) for income taxes	93	66	(73)	86
Income attributable to non-controlling interest	—	5	—	5
Net income (loss) attributable to Huntington	$348	$242	$(171)	$419
Three months ended March 31, 2023
Net interest income	$871	$541	$(3)	$1,409
Provision for credit losses	46	39	—	85
Noninterest income	344	156	12	512
Noninterest expense	754	278	54	1,086
Provision (benefit) for income taxes	87	80	(23)	144
Income attributable to non-controlling interest	—	4	—	4
Net income (loss) attributable to Huntington	$328	$296	$(22)	$602

	Assets		Deposits
(dollar amounts in millions)	At March 31, 2024	At December 31, 2023	At March 31, 2024	At December 31, 2023
Consumer & Regional Banking	$73,340	$73,082	$112,032	$110,157
Commercial Banking	63,365	63,377	35,619	35,466
Treasury / Other	56,814	52,909	5,574	5,607
Total	$193,519	$189,368	$153,225	$151,230

2024 1Q Form 10-Q 73

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2023 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable, or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 15 - “Commitments and Contingent Liabilities” of the Notes to Unaudited Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	—	$—	$1,000,000,000
February 1, 2024 to February 29, 2024	—	—	1,000,000,000
March 1, 2024 to March 31, 2024	—	—	1,000,000,000
Total	—	$—
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
74 Huntington Bancshares Incorporated

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023.	Current Report on Form 8-K dated July 21, 2023	001-34073	3.2
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Separation Agreement dated January 19, 2024 by and between The Huntington National Bank and Julie Tutkovics.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
***    The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2024 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
2024 1Q Form 10-Q 75

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 30, 2024	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2024	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

76 Huntington Bancshares Incorporated