Form 10-Q
period 2024-06-30
HUNTINGTON BANCSHARES INC /MD/
filed 2024-07-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,452,432,838 shares of the registrant’s common stock ($0.01 par value) outstanding on June 30, 2024.

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CDS	Credit Default Swap
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CLN	Credit Linked Note
CME	Chicago Mercantile Exchange
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EOP	End of Period
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
2024 2Q Form 10-Q 3

NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
RV	Recreational Vehicle
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To Be Announced
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. These include, but are not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of June 30, 2024, we have approximately 970 full-service branches and private client group offices which are primarily located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states.
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
2024 2Q Form 10-Q 5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly and Year to Date Income Statement Data
	Three Months Ended				Six Months Ended
(amounts in millions, except per share data)	June 30, 2024	June 30, 2023	Change		June 30, 2024	June 30, 2023	Change
			Amount	Percent			Amount	Percent
Interest income	$2,476	$2,225	$251	11%	$4,856	$4,253	$603	14%
Interest expense	1,164	879	285	32	2,257	1,498	759	51
Net interest income	1,312	1,346	(34)	(3)	2,599	2,755	(156)	(6)
Provision for credit losses	100	92	8	9	207	177	30	17
Net interest income after provision for credit losses	1,212	1,254	(42)	(3)	2,392	2,578	(186)	(7)
Noninterest income	491	495	(4)	(1)	958	1,007	(49)	(5)
Noninterest expense	1,117	1,050	67	6	2,254	2,136	118	6
Income before income taxes	586	699	(113)	(16)	1,096	1,449	(353)	(24)
Provision for income taxes	106	134	(28)	(21)	192	278	(86)	(31)
Income after income taxes	480	565	(85)	(15)	904	1,171	(267)	(23)
Income attributable to non-controlling interest	6	6	—	—	11	10	1	10
Net income attributable to Huntington	474	559	(85)	(15)	893	1,161	(268)	(23)
Dividends on preferred shares	35	40	(5)	(13)	71	69	2	3
Net income applicable to common shares	$439	$519	$(80)	(15)%	$822	$1,092	$(270)	(25)%

Average common shares—basic	1,451	1,446	5	—%	1,450	1,445	5	—%
Average common shares—diluted	1,474	1,466	8	1	1,474	1,468	6	—
Net income per common share—basic	$0.30	$0.36	$(0.06)	(17)	$0.57	$0.76	$(0.19)	(25)
Net income per common share—diluted	0.30	0.35	(0.05)	(14)	0.56	0.74	(0.18)	(24)
Return on average total assets	0.98%	1.18%			0.93%	1.25%
Return on average common shareholders’ equity	10.4	12.7			9.8	13.6
Return on average tangible common shareholders’ equity (1)	16.1	19.9			15.1	21.5
Net interest margin (2)	2.99	3.11			3.00	3.25
Efficiency ratio (3)	60.8	55.9			62.2	55.7

Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,312	$1,346	$(34)	(3)%	$2,599	$2,755	$(156)	(6)%
FTE adjustment (2)	13	11	2	18	26	20	6	30
Net interest income, FTE (non-GAAP) (2)	1,325	1,357	(32)	(2)	2,625	2,775	(150)	(5)
Noninterest income	491	495	(4)	(1)	958	1,007	(49)	(5)
Total revenue, FTE (non-GAAP) (2)	$1,816	$1,852	$(36)	(2)%	$3,583	$3,782	$(199)	(5)%
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
6 Huntington Bancshares Incorporated

Summary of 2024 Second Quarter Results Compared to 2023 Second Quarter
For the second quarter of 2024, we reported net income of $474 million, or $0.30 per diluted common share, compared with $559 million, or $0.35 per diluted common share, in the year-ago quarter.
Net interest income was $1.3 billion for the second quarter of 2024, a decrease of $34 million, or 3%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, decreased $32 million, or 2%, from the year-ago quarter. The decrease in FTE net interest income primarily reflected a 12 basis point decrease in the FTE NIM to 2.99% and a $7.8 billion, or 6%, increase in average interest-bearing liabilities, partially offset by a $3.2 billion, or 2%, increase in average earning assets.
The provision for credit losses increased $8 million, or 9%, from the year-ago quarter to $100 million in the second quarter of 2024. The ACL increased $81 million from the year-ago quarter to $2.4 billion in the second quarter of 2024, or 1.95% of total loans and leases, compared to $2.3 billion, or 1.93% of total loans and leases, for the year-ago quarter. The increase in the total ACL was driven by a combination of loan and lease growth and modest builds in overall coverage ratios that are reflective of the current macroeconomic environment.
Noninterest income was $491 million, a decrease of $4 million, or 1%, from the year-ago quarter, primarily due to the $18 million favorable mark-to-market on pay-fixed swaptions recognized in the year-ago quarter included within other noninterest income, partially offset by an increase in capital markets and advisory fees. Noninterest expense was $1.1 billion, an increase of $67 million, or 6%, from the year-ago quarter, primarily due to increases in personnel costs and outside data processing and other services.
Consolidated Balance Sheet and Capital Ratios as of June 30, 2024 Compared to Prior Year End
Total assets at June 30, 2024 were $196.3 billion, an increase of $6.9 billion, or 4%, compared to December 31, 2023. The increase in total assets was primarily driven by increases in interest-earning deposits with banks of $2.7 billion, or 31%, loans and leases of $2.4 billion, or 2%, and total investment securities of $1.5 billion, or 4%. Total liabilities at June 30, 2024 were $176.7 billion, an increase of $6.8 billion, or 4%, compared to December 31, 2023. The increase in total liabilities was primarily driven by increases in long-term debt of $4.1 billion, or 33%, and total deposits of $3.1 billion, or 2%.
The tangible common equity to tangible assets ratio decreased slightly to 6.0% at June 30, 2024, compared to 6.1% at December 31, 2023, primarily due to higher tangible assets and a change in AOCI driven by changes in interest rates, partially offset by current period earnings, net of dividends. CET1 risk-based capital ratio was 10.4% at June 30, 2024, compared to 10.2% at December 31, 2023. The increase in CET1 is primarily due to current period earnings, net of dividends, partially offset by the CECL transitional amount and a modest increase in risk-weighted assets. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of a CLN transaction. Huntington completed a $478 million CLN transaction during the second quarter of 2024 related to an approximately $4 billion reference pool of on-balance sheet prime indirect auto loans as part of the Company's capital optimization strategy.
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
2024 2Q Form 10-Q 7

Economy
The Federal Reserve has repeatedly stated that economic data will drive their decision making process for rates, and there are signs that the data is beginning to shift. After persistent inflation in the first quarter, recent data has shown a slow but steady decrease in inflation. On the other side of the Federal Reserve’s dual mandate, employment data has deteriorated recently, with job openings per unemployed person dropping to pre-pandemic levels (from 2.0 to 1.3). The unemployment rate has also increased from a cyclical low of 3.4% to 4.1%, the highest level since late 2021, although still at a historically low level. The market is currently pricing in the first rate cut at the September Federal Open Market Committee meeting.
There are more signs of the economy cooling, with economic growth expected to decline in the near future. Consumer spending, which defied expectations for much of the last two years, has waned. Credit card balances have increased as have delinquency rates. Core manufacturing continues to contract, and the service sector, which has been the main driver of the better than expected economic performance since 2022, is showing signs of slowing down. While risks are increasing, most economists still expect either a soft landing or a short and shallow recession.
Our quarterly results reflect continued execution of our growth strategy and leveraging the strength of our balance sheet, delivered through increasing deposit and loan balances, in addition to expanding net interest income and noninterest income. We have continued our disciplined approach to managing credit quality consistent with our aggregate moderate-to-low, through-the-cycle risk appetite. With our disciplined and proactive approach, we believe Huntington is positioned to perform well through the dynamic environment. We remain focused on delivering profitable growth and driving value for our shareholders.
Other Recent Developments
In June 2024, the FDIC adopted a final rule to modify the required frequency and informational content of resolution plan submissions applicable to insured depository institutions with $50 billion or more in total assets, which describe the insured depository institution’s strategy for a rapid and orderly resolution in the event of material financial distress or failure. As a result of the final rule, the Bank will be required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, the final rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions, which would be subject to potential FDIC enforcement action. The final rule is effective beginning October 1, 2024.
DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance on a consolidated basis. Key unaudited interim consolidated balance sheet and unaudited interim income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”

8 Huntington Bancshares Incorporated

Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheets and Net Interest Margin Analysis
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average	Interest Income	Yield/	Average	Interest Income	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,116	$154	5.55%	$11,281	$146	5.17%	$(165)	(1)%
Securities:
Trading account securities	143	2	5.10	34	1	4.92	109	NM
Available-for-sale securities:
Taxable	24,184	322	5.33	20,920	252	4.82	3,264	16
Tax-exempt	2,684	34	5.07	2,745	33	4.87	(61)	(2)
Total available-for-sale securities	26,868	356	5.30	23,665	285	4.83	3,203	14
Held-to-maturity securities—taxable	15,211	93	2.44	16,762	102	2.42	(1,551)	(9)
Other securities	776	10	5.21	1,263	11	3.47	(487)	(39)
Total securities	42,998	461	4.29	41,724	399	3.82	1,274	3
Loans held for sale	572	10	6.81	559	8	6.05	13	2
Loans and leases: (3)
Commercial:
Commercial and industrial	51,724	829	6.33	50,194	746	5.87	1,530	3
Commercial real estate	12,163	233	7.60	13,342	243	7.22	(1,179)	(9)
Lease financing	5,071	82	6.41	5,155	71	5.45	(84)	(2)
Total commercial	68,958	1,144	6.56	68,691	1,060	6.10	267	—
Consumer:
Residential mortgage	23,909	232	3.89	22,765	200	3.51	1,144	5
Automobile	12,989	172	5.34	12,927	134	4.17	62	—
Home equity	10,056	196	7.86	10,154	187	7.42	(98)	(1)
RV and marine	5,966	76	5.11	5,478	63	4.59	488	9
Other consumer	1,498	44	11.75	1,330	39	11.59	168	13
Total consumer	54,418	720	5.32	52,654	623	4.74	1,764	3
Total loans and leases	123,376	1,864	6.01	121,345	1,683	5.51	2,031	2
Total earning assets	178,062	2,489	5.62	174,909	2,236	5.13	3,153	2
Cash and due from banks	1,340			1,639			(299)	(18)
Goodwill and other intangible assets	5,685			5,734			(49)	(1)
All other assets	11,773			10,638			1,135	11
Allowance for loan and lease losses	(2,302)			(2,174)			(128)	(6)
Total assets	$194,558			$190,746			$3,812	2%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$39,082	$206	2.11%	$39,772	$167	1.68%	$(690)	(2)%
Money market deposits	48,263	442	3.68	38,753	255	2.64	9,510	25
Savings and other domestic deposits	16,387	12	0.30	18,826	6	0.11	(2,439)	(13)
Core certificates of deposit (4)	14,031	166	4.77	8,820	83	3.78	5,211	59
Other domestic deposits of $250,000 or more	449	5	4.44	320	2	3.27	129	40
Negotiable CDs, brokered and other deposits	5,736	76	5.35	4,502	57	5.07	1,234	27
Total interest-bearing deposits	123,948	907	2.94	110,993	570	2.06	12,955	12
Short-term borrowings	1,214	19	6.31	5,242	74	5.70	(4,028)	(77)
Long-term debt	15,146	238	6.28	16,252	235	5.79	(1,106)	(7)
Total interest-bearing liabilities	140,308	1,164	3.34	132,487	879	2.66	7,821	6
Demand deposits—noninterest-bearing	29,630			34,566			(4,936)	(14)
All other liabilities	5,314			4,796			518	11
Total liabilities	175,252			171,849			3,403	2
Total Huntington shareholders’ equity	19,254			18,844			410	2
Non-controlling interest	52			53			(1)	(2)
Total equity	19,306			18,897			409	2
Total liabilities and equity	$194,558			$190,746			$3,812	2%
Net interest rate spread			2.28			2.47
Impact of noninterest-bearing funds on margin			0.71			0.64
Net interest margin/NII (FTE)		$1,325	2.99%		$1,357	3.11%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.

2024 2Q Form 10-Q 9

Quarterly Net Interest Income
Net interest income for the second quarter of 2024 decreased $34 million, or 3%, from the second quarter of 2023. FTE net interest income, a non-GAAP financial measure, for the second quarter of 2024 decreased $32 million, or 2%, from the second quarter of 2023. The decrease in FTE net interest income primarily reflected a 12 basis point decrease in the FTE NIM to 2.99% and a $7.8 billion, or 6%, increase in average interest-bearing liabilities, partially offset by a $3.2 billion, or 2%, increase in average earning assets. The lower NIM was primarily driven by higher cost of funds given the higher interest rate environment and a $13.0 billion, or 12%, increase in interest-bearing deposits, partially offset by higher loan and lease and investment security yields.
Quarterly Average Balance Sheet
Average assets for the second quarter of 2024 were $194.6 billion, an increase of $3.8 billion, or 2%, from the second quarter of 2023, primarily due to increases in average loans and leases of $2.0 billion, or 2%, and average total securities of $1.3 billion, or 3%. The increase in average loans and leases was driven by growth in average consumer loans of $1.8 billion, or 3%, and average commercial loans and leases of $267 million.
Average liabilities for the second quarter of 2024 increased $3.4 billion, or 2%, from the second quarter of 2023, primarily due to an increase in average deposits of $8.0 billion, or 6%, partially offset by a decrease in total borrowings of $5.1 billion, or 24%. Average deposits increased due to an increase in average interest-bearing deposits of $13.0 billion, or 12%, partially offset by a decrease in noninterest-bearing deposits of $4.9 billion, or 14%. The increase in average interest-bearing deposits was primarily due to increases in average money market deposits and certificates of deposits, partially offset by decreases in savings and other domestic deposits. The decrease in total borrowings was primarily due to lower FHLB borrowings driven by normal management of funding needs.
Average shareholders’ equity for the second quarter of 2024 increased $410 million, or 2%, from the second quarter of 2023 primarily due to earnings, net of dividends, partially offset by an increase in average accumulated other comprehensive loss.
10 Huntington Bancshares Incorporated

Table 3 - Consolidated YTD Average Balance Sheets and Net Interest Margin
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023			Change in
	Average	Interest	Yield/	Average	Interest	Yield/	Average Balances
(dollar amounts in millions)	Balances	Income (FTE) (1)	Rate (1)	Balances	Income (FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$10,439	$288	5.53%	$8,829	$222	5.03%	$1,610	18%
Securities:
Trading account securities	138	4	5.12	27	1	5.09	111	NM
Available-for-sale securities:
Taxable	23,349	618	5.29	21,143	484	4.58	2,206	10
Tax-exempt	2,680	68	5.06	2,693	62	4.64	(13)	—
Total available-for-sale securities	26,029	686	5.27	23,836	546	4.59	2,193	9
Held-to-maturity securities—taxable	15,389	188	2.44	16,869	204	2.42	(1,480)	(9)
Other securities	750	19	5.22	1,075	21	3.83	(325)	(30)
Total securities	42,306	897	4.24	41,807	772	3.69	499	1
Loans held for sale	515	17	6.68	505	15	5.96	10	2
Loans and leases: (3)
Commercial:
Commercial and industrial	51,175	1,630	6.29	49,615	1,432	5.74	1,560	3
Commercial real estate	12,363	473	7.58	13,511	476	7.01	(1,148)	(8)
Lease financing	5,076	161	6.27	5,181	139	5.35	(105)	(2)
Total commercial	68,614	2,264	6.52	68,307	2,047	5.96	307	—
Consumer:
Residential mortgage	23,809	459	3.86	22,547	390	3.46	1,262	6
Automobile	12,771	330	5.20	13,085	263	4.05	(314)	(2)
Home equity	10,064	391	7.81	10,206	368	7.28	(142)	(1)
RV and marine	5,929	150	5.08	5,422	121	4.51	507	9
Other consumer	1,466	86	11.83	1,318	75	11.39	148	11
Total consumer	54,039	1,416	5.26	52,578	1,217	4.66	1,461	3
Total loans and leases	122,653	3,680	5.97	120,885	3,264	5.39	1,768	1
Total earning assets	175,913	4,882	5.58	172,026	4,273	5.01	3,887	2
Cash and due from banks	1,416			1,619			(203)	(13)
Goodwill and other intangible assets	5,691			5,747			(56)	(1)
All other assets	11,697			10,602			1,095	10
Allowance for loan and lease losses	(2,285)			(2,158)			(127)	(6)
Total assets	$192,432			$187,836			$4,596	2%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$38,786	$406	2.10%	$40,211	$299	1.50%	$(1,425)	(4)%
Money market deposits	47,181	855	3.65	38,031	427	2.27	9,150	24
Savings and other domestic deposits	16,491	22	0.27	19,348	9	0.09	(2,857)	(15)
Core certificates of deposit (4)	13,949	326	4.71	7,292	126	3.48	6,657	91
Other domestic deposits of $250,000 or more	455	10	4.31	286	4	2.91	169	59
Negotiable CDs, brokered and other deposits	5,521	145	5.27	4,659	111	4.81	862	19
Total interest-bearing deposits	122,383	1,764	2.90	109,827	976	1.79	12,556	11
Short-term borrowings	1,257	38	6.12	4,809	134	5.64	(3,552)	(74)
Long-term debt	14,461	455	6.29	13,664	388	5.67	797	6
Total interest-bearing liabilities	138,101	2,257	3.29	128,300	1,498	2.35	9,801	8
Demand deposits—noninterest-bearing	29,770			36,023			(6,253)	(17)
All other liabilities	5,277			4,925			352	7
Total liabilities	173,148			169,248			3,900	2
Total Huntington shareholders’ equity	19,234			18,539			695	4
Non-controlling interest	50			49			1	2
Total equity	19,284			18,588			696	4
Total liabilities and shareholders’ equity	$192,432			$187,836			$4,596	2%
Net interest rate spread			2.29			2.66
Impact of noninterest-bearing funds on margin			0.71			0.59
Net interest margin/NII		$2,625	3.00%		$2,775	3.25%
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

2024 2Q Form 10-Q 11

Year to Date Net Interest Income
Net interest income for the first six-month period of 2024 decreased $156 million, or 6%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first six-month period of 2024 decreased $150 million, or 5%, from the year-ago period. The decrease in FTE net interest income reflected a 25 basis point decrease in the FTE NIM to 3.00% and a $9.8 billion, or 8%, increase in interest-bearing liabilities, partially offset by a $3.9 billion, or 2%, increase in average total earning assets.
The NIM compression was primarily due to the higher rate environment driving higher cost of funds, partially offset by an increase in loans and lease and investment security yields.
Year to Date Average Balance Sheet
Average assets for the first six-month period of 2024 were $192.4 billion, an increase of $4.6 billion, or 2%, from the year-ago period, primarily due to increases in average loans and leases of $1.8 billion, or 1%, interest-earning deposits with banks of $1.6 billion, or 18%, and total securities of $499 million, or 1%. The increase in average loans and leases included growth in average consumer loans of $1.5 billion, or 3%, and average commercial loans and leases of $307 million.
Average liabilities for the first six-month period of 2024 increased $3.9 billion, or 2%, from the year-ago period, primarily due to an increase in average deposits, partially offset by a decrease in average borrowings. Total average deposits increased $6.3 billion, or 4%, due to an increase in average interest-bearing deposits of $12.6 billion, or 11%, partially offset by a decrease in noninterest-bearing deposits of $6.3 billion, or 17%. The increase in average interest-bearing deposits was driven by increases in average money market deposits and certificates of deposits, partially offset by decreases in savings and other domestic deposits and interest-bearing demand deposits. Average borrowings decreased $2.8 billion, or 15%, driven by a decrease in short-term FHLB borrowings.
Average shareholders’ equity for the first six-month period of 2024 increased $695 million, or 4%, from the year-ago period primarily due to earnings, net of dividends.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the second quarter of 2024 was $100 million, an increase of $8 million, or 9%, compared to the second quarter of 2023. The increase in provision expense over the prior year quarter reflects increased charge-off activity in the current quarter, primarily in the Commercial portfolio, compared to the year ago quarter, partially offset by an increase in the coverage ratio in the prior year quarter. Provision for credit losses for the first six-month period of 2024 was $207 million, an increase of $30 million, or 17%, compared to the year-ago period. The increase over the prior year-to-date period reflects increased charge-off activity in the Commercial portfolio in the current year and an increase in loan growth in 2024 driving allowance builds, partially offset by a modest reduction in overall coverage ratios in 2024. Overall coverage ratios remain reflective of the current macroeconomic environment including recognition of near-term recessionary risks.
The components of the provision for credit losses were as follows:

Table 4 - Provision for Credit Losses
	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Provision for loan and lease losses	$114	$84	$231	$162
Provision (benefit) for unfunded lending commitments	(16)	8	(26)	15
Provision for securities	2	—	2	—
Total provision for credit losses	$100	$92	$207	$177
12 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2024	2023	Percent	2024	2023	Percent
Payments and cash management revenue	$154	$146	5%	$300	$283	6%
Wealth and asset management revenue	90	83	8	178	163	9
Customer deposit and loan fees	83	76	9	160	152	5
Capital markets and advisory fees	73	62	18	129	127	2
Leasing revenue	19	25	(24)	41	51	(20)
Mortgage banking income	30	33	(9)	61	59	3
Insurance income	18	18	—	37	37	—
Bank owned life insurance income	17	16	6	33	32	3
Gain on sale of loans	2	8	(75)	7	11	(36)
Net gains (losses) on sales of securities	—	(5)	—	—	(4)	—
Other noninterest income	5	33	(85)	12	96	(88)
Total noninterest income	$491	$495	(1)%	$958	$1,007	(5)%
Noninterest income for the second quarter of 2024 was $491 million, a decrease of $4 million, or 1%, from the year-ago quarter. Other noninterest income decreased $28 million, or 85%, primarily due to an $18 million favorable mark-to-market on pay-fixed swaptions recognized in the second quarter of 2023 and $9 million of contra-revenue related to premium costs and mark-to-market associated with credit risk transfer transactions, inclusive of the CLN transaction, recognized in the second quarter of 2024. Partially offsetting these decreases, capital markets and advisory fees increased $11 million, or 18%, primarily due to higher merger and acquisition advisory service fees. Payments and cash management revenue increased $8 million, or 5%, reflecting higher debit card transaction revenue and commercial treasury management revenue. Wealth and asset management revenue increased $7 million, or 8%, reflecting higher fixed annuity commissions and an increase in assets under management.
Noninterest income for the first six-month period of 2024 decreased $49 million, or 5%, from the year-ago period. Other noninterest income decreased $84 million, or 88%, primarily due to a $57 million gain on the sale of our RPS business and an $18 million favorable mark-to-market on pay-fixed swaptions recognized in the first six-month period of 2023, and $11 million of contra-revenue related to premium costs and mark-to-market associated with credit risk transfer transactions recognized in the first six-month period of 2024. Leasing revenue decreased $10 million, or 20%, primarily driven by a decrease in operating lease income. Partially offsetting these decreases, payments and cash management revenue increased $17 million, or 6%, reflecting higher debit card transaction revenue and commercial treasury management revenue. Wealth and asset management revenue increased $15 million, or 9%, reflecting higher fixed annuity commission and assets under management. Customer deposit and loan fees increased $8 million, or 5%, primarily reflecting higher deposit fees.
2024 2Q Form 10-Q 13

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 6 - Noninterest Expense
	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2024	2023	Percent	2024	2023	Percent
Personnel costs	$663	$613	8%	$1,302	$1,262	3%
Outside data processing and other services	165	148	11	331	299	11
Deposit and other insurance expense	25	23	9	79	43	84
Equipment	62	64	(3)	132	128	3
Net occupancy	51	54	(6)	108	114	(5)
Marketing	27	32	(16)	55	57	(4)
Professional services	26	21	24	51	37	38
Amortization of intangibles	12	13	(8)	24	26	(8)
Lease financing equipment depreciation	4	8	(50)	8	16	(50)
Other noninterest expense	82	74	11	164	154	6
Total noninterest expense	$1,117	$1,050	6%	$2,254	$2,136	6%
Number of employees (average full-time equivalent)	19,889	20,200	(2)%	19,805	20,198	(2)%
Noninterest expense for the second quarter of 2024 was $1.1 billion, an increase of $67 million, or 6%, from the year-ago quarter. Personnel costs increased $50 million, or 8%, primarily due to higher salary, incentive compensation, and benefit expense. Outside data processing and other services increased $17 million, or 11%, reflecting higher technology and data expense. In addition, the second quarter of 2024 included $6 million of additional expense attributable to the FDIC DIF special assessment within deposit and other insurance expense.
Noninterest expense for the first six-month period of 2024 increased $118 million, or 6%, from the year-ago period. Personnel costs increased $40 million, or 3%, primarily due to increases in salary, incentive compensation, and benefit expense, partially offset by a $35 million decrease in severance expense related to staffing efficiencies. Deposit and other insurance expense increased $36 million, or 84%, primarily due to $38 million of additional expense attributable to the FDIC DIF special assessment. Outside data processing increased $32 million, or 11%, primarily due higher technology and data expense. Professional services increased $14 million, or 38%, driven by an increase in consulting fees.
Provision for Income Taxes
The provision for income taxes in the second quarter of 2024 was $106 million, compared to $134 million in the second quarter of 2023. The provision for income taxes for the six-month periods ended June 30, 2024 and June 30, 2023 was $192 million and $278 million, respectively. All periods included the benefits from general business credits, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rate for the second quarter of 2024 and second quarter of 2023 was 18.2% and 19.3%, respectively. The effective tax rates for the six-month periods ended June 30, 2024 and June 30, 2023 were 17.5% and 19.2%, respectively. The variance between the second quarter of 2024 compared to the second quarter of 2023, and the six-month period ended June 30, 2024 compared to the six-month period ended June 30, 2023 provision for income taxes and effective tax rates related primarily to lower pretax income and discrete tax benefits.
The net federal deferred tax asset was $693 million, and the net state deferred tax asset was $114 million at June 30, 2024.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2016. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2019.
14 Huntington Bancshares Incorporated

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
2024 2Q Form 10-Q 15

At June 30, 2024, our loans and leases totaled $124.4 billion, representing a $2.4 billion, or 2%, increase compared to $122.0 billion at December 31, 2023.
The table below provides the composition of our total loan and lease portfolio:

Table 7 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At June 30, 2024		At December 31, 2023
Commercial:
Commercial and industrial	$52,307	42%	$50,657	42%
Commercial real estate	11,933	10	12,422	10
Lease financing	5,202	4	5,228	4
Total commercial	69,442	56	68,307	56
Consumer:
Residential mortgage	24,069	19	23,720	20
Automobile	13,233	11	12,482	10
Home equity	10,076	8	10,113	8
RV and marine	6,042	5	5,899	5
Other consumer	1,560	1	1,461	1
Total consumer	54,980	44	53,675	44
Total loans and leases	$124,422	100%	$121,982	100%
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

16 Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type:

Table 8 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At June 30, 2024		At December 31, 2023
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,690	13%	$15,897	13%
Retail trade (2)	11,919	10	11,417	9
Manufacturing	7,215	6	7,183	6
Finance and insurance (1)	5,821	5	5,025	4
Health care and social assistance (1)	4,739	4	4,464	4
Wholesale Trade	3,755	3	3,647	3
Accommodation and food services	3,198	3	3,107	3
Transportation and warehousing	3,047	2	3,107	3
Professional, scientific, and technical services	2,017	2	2,035	2
Utilities	1,961	2	2,533	2
Other Services	1,941	1	1,864	2
Construction	1,743	1	1,738	1
Admin./Support/Waste Mgmt. and Remediation Services	1,614	1	1,498	1
Arts, entertainment, and recreation	1,404	1	1,366	1
Information	1,350	1	1,291	1
Public administration	698	1	704	1
Educational Services	470	—	448	—
Agriculture, forestry, fishing, and hunting	456	—	454	—
Management of companies and enterprises	154	—	122	—
Mining, quarrying, and oil and gas extraction	95	—	102	—
Unclassified/other	155	—	305	—
Total commercial loans and leases by industry category	69,442	56	68,307	56
Residential mortgage	24,069	19	23,720	20
Automobile	13,233	11	12,482	10
Home equity	10,076	8	10,113	8
RV and marine	6,042	5	5,899	5
Other consumer loans	1,560	1	1,461	1
Total loans and leases	$124,422	100%	$121,982	100%
(1)     Non-real estate secured commercial loans to REITs, which are classified in the C&I loan category, are included in the real estate, finance and insurance, and health care industry types.
(2)    Amounts include $3.9 billion and $3.3 billion of auto dealer services loans at June 30, 2024 and December 31, 2023, respectively.
The following tables present our commercial real estate portfolio by property-type and geographic location.

Table 9 - Commercial Real Estate Portfolio by Property-type
	At June 30, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Property-Type	% of Total Loans and Leases	Amount by Property-Type	% of Total Loans and Leases
Multi-family	$4,628	4%	$4,708	4%
Warehouse/Industrial	1,979	2	2,029	2
Office	1,706	1	1,825	1
Retail	1,606	1	1,725	1
Hotel	904	1	938	1
Other	1,110	1	1,197	1
Total commercial real estate loans and leases	$11,933	10%	$12,422	10%
2024 2Q Form 10-Q 17

Table 10 - Commercial Real Estate Portfolio by Geographic Location
	At June 30, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE loans and leases	Amount by Location (1)	% of Total CRE loans and leases
Ohio	$2,298	19%	$2,364	19%
Michigan	2,240	19	2,498	20
Illinois	839	7	904	7
Florida	812	7	733	6
Texas	637	5	605	5
Minnesota	449	4	462	4
Virginia	439	4	393	3
Pennsylvania	399	3	358	3
Colorado	377	3	398	3
Wisconsin	353	3	407	3
Other	3,090	26	3,300	27
Total commercial real estate loans and leases	$11,933	100%	$12,422	100%
(1)    Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $11.9 billion at June 30, 2024, a decrease of $489 million, or 4%, compared to December 31, 2023, driven by loan pay-offs and low demand for new originations. The CRE portfolio had an associated allowance coverage of 4.5% and 4.2% at June 30, 2024 and December 31, 2023, respectively. With remote work options leading to increased vacancy rates and underutilization of office space across the country, the office sector continues to be an area of uncertainty. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.7 billion, or 1% of total loans and leases, as of June 30, 2024, compared to $1.8 billion, or 1% of total loans and leases, at December 31, 2023. We have established ACL reserves of approximately 12% for our CRE office portfolio as of June 30, 2024, compared to approximately 10% at December 31, 2023. At June 30, 2024, there was $68 million of outstanding balances in the office portfolio that were 30 or more days past due.
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
Credit quality performance in the second quarter of 2024 reflected NCOs of $90 million, or 0.29% of average total loans and leases, annualized, an increase of $41 million, compared to $49 million, or 0.16%, in the year-ago quarter. The increase was primarily due to a $30 million increase in commercial NCOs to $57 million in the second quarter of 2024. NPAs increased from December 31, 2023 by $69 million, or 10%, primarily driven by a $54 million increase in commercial real estate NALs.
NPAs and NALs
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $553 million of commercial related NALs at June 30, 2024, $258 million, or 47%, represented loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
18 Huntington Bancshares Incorporated

The following table reflects period-end NALs and NPAs detail:

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Nonaccrual loans and leases (NALs):
Commercial and industrial	$346	$344
Commercial real estate	194	140
Lease financing	13	14
Residential mortgage	80	72
Automobile	4	4
Home equity	95	91
RV and marine	1	2
Total nonaccrual loans and leases	733	667
Other real estate, net	10	10
Other NPAs (1)	37	34
Total nonperforming assets	$780	$711
Nonaccrual loans and leases as a % of total loans and leases	0.59%	0.55%
NPA ratio (2)	0.63	0.58
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
ACL
The baseline scenario used in the June 30, 2024 ACL determination assumes softening of the labor market is underway and will continue through early 2025 causing the unemployment rate to gradually increase, peaking at 4.1% in 2025 before marginally improving to 4.0% by 2026. The Federal Reserve is projected to complete two 25 basis points cuts by the end of 2024. Further cuts of 25 basis points per quarter are expected in 2025 and 2026 until reaching 3% by 2027. Inflation is forecasted to approach the Federal Reserve’s target level of 2% by the end of 2024. The GDP is forecasted to slow from 2.3% in the second quarter to 1.5% by the end of 2024, reflecting volatility throughout 2024. GDP is then forecasted to show more stability throughout 2025, ending the fourth quarter of 2025 at 1.8%.
Management uses a probability-weighted approach that incorporates a baseline, an adverse, and a more favorable economic scenario when formulating the quantitative estimate for the allowance. The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2023:

Table 12 - Forecasted Key Macroeconomic Variables
	2023	2024		2025
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2023	3.8%	3.9%	4.0%	4.1%	4.0%
2Q 2024	N/A	4.0	4.0	4.1	4.1

Gross Domestic Product (1)
4Q 2023	0.8%	1.2%	1.5%	1.9%	2.2%
2Q 2024	N/A	2.3	1.5	1.7	1.8
(1)    Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflect a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact that specific challenges will have on the economy remains unknown, including those related to the commercial real estate industry, recent inflation levels, higher interest rates, and the significant conflicts on-going around the world.
2024 2Q Form 10-Q 19

Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2024 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
Our ACL evaluation process includes the on-going assessment of credit quality metrics and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ALLL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL:

Table 13 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At June 30, 2024			At December 31, 2023
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$995	43%	42%	$993	44%	42%
Commercial real estate	542	24	10	522	23	10
Lease financing	50	2	4	48	2	4
Total commercial	1,587	69	56	1,563	69	56
Consumer
Residential mortgage	199	9	19	188	8	20
Automobile	127	6	11	142	7	10
Home equity	142	6	8	114	5	8
RV and marine	146	6	5	148	7	5
Other consumer	103	4	1	100	4	1
Total consumer	717	31%	44%	692	31%	44%
Total ALLL	2,304			2,255
AULC	119			145
Total ACL	$2,423			$2,400
Total ALLL as a % of
Total loans and leases	1.85%			1.85%
Nonaccrual loans and leases	314			338
NPAs	296			317
Total ACL as % of
Total loans and leases	1.95%			1.97%
Nonaccrual loans and leases	331			360
NPAs	311			337
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
The ACL was $2.4 billion, or 1.95% of total loans and leases, at June 30, 2024, broadly consistent with December 31, 2023. The marginal absolute increase in the total ACL was driven by loan and lease portfolio growth during the first half of 2024. The marginal reduction in the ACL coverage ratio at June 30, 2024 is reflective of the current macro-economic environment and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
20 Huntington Bancshares Incorporated

NCOs
The table below reflects NCO detail for each of the periods presented:

Table 14 - Net Charge-off Analysis
	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$21	$20	$63	$36
Commercial real estate	36	7	49	25
Lease financing	—	—	—	(5)
Total commercial	57	27	112	56
Consumer:
Residential mortgage	1	1	1	1
Automobile	6	3	15	8
Home equity	—	—	—	(1)
RV and marine	4	2	9	4
Other consumer	22	16	45	38
Total consumer	33	22	70	50
Total net charge-offs	$90	$49	$182	$106
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.16%	0.15%	0.24%	0.14%
Commercial real estate	1.19	0.23	0.79	0.37
Lease financing	0.02	—	0.01	(0.19)
Total commercial	0.33	0.16	0.33	0.16
Consumer:
Residential mortgage	0.01	0.01	0.01	0.01
Automobile	0.20	0.10	0.24	0.12
Home equity	(0.01)	(0.02)	—	(0.02)
RV and marine	0.25	0.13	0.31	0.16
Other consumer	5.98	5.17	6.18	5.76
Total consumer	0.24	0.17	0.26	0.19
Net charge-offs as a % of average loans and leases	0.29%	0.16%	0.30%	0.17%
NCOs were an annualized 0.29% of average loans and leases in the second quarter of 2024, up from 0.16% in the year-ago quarter, reflecting the continued normalization of net charge-offs. NCOs for commercial loans and leases and consumer loans were higher, with annualized commercial loan and lease net charge-offs of 0.33% in the second quarter of 2024, compared to 0.16% in the year-ago quarter, and annualized consumer loan net charge-offs of 0.24% in the second quarter of 2024, compared to 0.17% in the year-ago quarter.

NCOs were an annualized 0.30% of average loans and leases for the first six-month period of 2024, up from 0.17% in the year ago period. NCOs for the commercial portfolios were higher with annualized net charge-offs of 0.33% in the current period, compared to 0.16% in the year-ago period. Consumer NCOs also increased with annualized net charge-offs of 0.26% in the current period, compared to 0.19% in the year-ago period.
2024 2Q Form 10-Q 21

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
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest-bearing deposits on our total deposit beta. Our cumulative to-date total deposit beta (total cost of deposits) is 45% within the current cycle, which started in March 2022.
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

Table 15 - Net Interest Income at Risk
	At June 30, 2024			At December 31, 2023
	Federal Funds Rate (1)			Federal Funds Rate (1)
Basis point change scenario	Starting Point (2)	Month 12 (3)	NII at Risk (%)	Starting Point (2)	Month 12 (3)	NII at Risk (%)
+200	5.50%	6.50%	4.4%	5.50%	5.75%	5.5%
+100	5.50	5.50	2.2	5.50	4.75	3.0
Base	5.50	4.50	—	5.50	3.75	—
-100	5.50	3.50	-2.5	5.50	2.75	-2.8
-200	5.50	2.50	-4.9	5.50	1.75	-5.6
(1)Represents the upper bound.
(2)Represents the spot federal funds rate.
(3)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
22 Huntington Bancshares Incorporated

The NII at Risk shows that the balance sheet is asset sensitive at both June 30, 2024, and December 31, 2023. The primary drivers to the change in sensitivity include current and projected balance sheet composition over the simulation horizon and hedging activity.
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

Table 16 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At June 30, 2024	1.3%	2.0%	-3.7%	-9.0%
At December 31, 2023	0.1	1.6	-3.8	-8.8
The change in sensitivity from December 31, 2023 was driven primarily by market rates, ongoing balance sheet modeling assumption enhancements, and changes to actual balance sheet composition.
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
Table 17 shows all swap, swaption, swaption collar, and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rate variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 - “Derivative Financial Instruments” of the Notes to Unaudited Consolidated Financial Statements.
2024 2Q Form 10-Q 23

The following presents additional information about the interest rate swaps, swaptions, swaption collars, and floors used in Huntington’s asset and liability management activities.

Table 17 - Information on Asset Liability Management Instruments
		Weighted Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
At June 30, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,721	2.61	$698	1.37%	5.42%
Pay Fixed - Receive SOFR - forward starting (2)	928	7.96	34	2.81	—
Loans:
Receive Fixed - Pay SOFR	9,275	2.56	(347)	2.77	5.33
Receive Fixed - Pay SOFR - forward starting (3)	5,275	4.56	(60)	3.54	—
Liability conversion swaps
Receive Fixed - Pay SOFR	8,096	2.95	(271)	3.14	5.39
Receive Fixed - Pay SOFR - forward starting (3)	4,000	4.11	(39)	3.74	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	5,500	2.07	21	2.88 / 3.93	—
Purchased Floor Spread - SOFR forward starting (5)	500	5.13	7	1.75 / 3.25	—
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	2.08	—	5.37	5.36
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.31	—	5.40	5.33
Total swap portfolio	$44,470		$43
At December 31, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,721	3.11	$683	1.37%	5.42%
Pay Fixed - Receive SOFR - forward starting (2)	928	8.46	18	2.81	—
Loans:
Receive Fixed - Pay SOFR	9,275	3.06	(243)	2.77	5.34
Receive Fixed - Pay SOFR - forward starting (7)	1,400	4.20	(19)	2.90	—
Liability conversion swaps
Receive Fixed - Pay SOFR	7,568	3.40	(199)	2.95	5.14
Receive Fixed - Pay SOFR - forward starting (7)	2,125	3.16	45	4.33	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	5,000	2.29	38	2.97/3.97	—
Purchased Floor Spread - SOFR forward starting (8)	1,000	5.54	26	1.88/3.38	—
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	2.58	—	5.33	5.41
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.81	—	5.45	5.33
Total swap portfolio	$38,192		$349
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from April 2025 to October 2027.
(3)Forward starting swaps effective starting from July 2024 to July 2026.
(4)The weighted average fixed rates for floor spreads are the weighted average strike rates for the upper and lower bounds of the instruments.
(5)Forward starting floor spreads effective starting from August 2024 to September 2024.
(6)Basis swaps have variable pay and variable receive resets. Weighted average fixed fate column represents pay rate reset.
(7)Forward starting swaps effective starting April 2024 to March 2025.
(8)Forward starting floor spreads effective starting from April 2024 to September 2024.
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs.
24 Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 6 - “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Consolidated Financial Statements.)
At June 30, 2024, we had a total of $543 million of capitalized MSRs representing the right to service $33.4 billion in mortgage loans.
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
The Board of Directors is responsible for establishing an acceptable level of liquidity risk at Huntington, including approval of the liquidity risk appetite at least annually. The liquidity risk appetite includes certain structural and contingent liquidity risk metrics and limits that are designed and monitored to ensure Huntington maintains adequate liquidity to meet current and future funding needs, including during periods of potential stress. Further, the Board receives and reviews information on at least a semi-annual basis to ensure Huntington is operating in accordance with its established risk tolerance.
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At June 30, 2024, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
2024 2Q Form 10-Q 25

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
Our largest source of liquidity on a consolidated basis is core deposits, which provide stable and lower-cost funding. Core deposits were $147.5 billion at June 30, 2024 which comprised 96% of total deposits, compared to $145.5 billion, and 96% of total deposits, at December 31, 2023. The $2.1 billion, or 1%, increase in core deposits, compared to December 31, 2023 was primarily driven by an increase in money market deposits. Our core deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in our granular and diversified deposit base.
Non-core deposits consist primarily of brokered money market balances. Non-core deposits were $6.9 billion, or 4% of total deposits, at June 30, 2024, compared to $5.8 billion, or 4% of total deposits, at December 31, 2023. Non-core deposits were below our established liquidity risk metric limits at June 30, 2024.
Insured deposits comprised approximately 70% of our total deposits at both June 30, 2024 and December 31, 2023.

Table 18 - Deposit Composition

(dollar amounts in millions)	At June 30, 2024		At December 31, 2023
By type:
Demand deposits—noninterest-bearing	$28,636	19%	$30,967	20
Demand deposits—interest-bearing	39,913	26	39,190	26
Money market deposits	49,182	32	44,947	30
Savings and other domestic deposits	16,175	10	16,722	11
Core certificates of deposit (1)	13,605	9	13,626	9
Total core deposits:	147,511	96	145,452	96
Other domestic deposits of $250,000 or more	444	—	447	—
Negotiable CDs, brokered and other deposits	6,412	4	5,331	4
Total deposits	$154,367	100%	$151,230	100%

Total core deposits:
Commercial	$61,359	42%	$60,547	42%
Consumer	86,152	58	84,905	58
Total core deposits	$147,511	100%	$145,452	100%

Total deposits (insured/uninsured):
Insured deposits	$107,929	70%	$105,986	70%
Uninsured deposits (2)	46,438	30	45,244	30
Total deposits	$154,367	100%	$151,230	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
(2)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of June 30, 2024, the Bank Call Report estimated uninsured deposit balance was $52.0 billion, which includes $5.6 billion of inter-company deposits. As of December 31, 2023, the Bank Call Report estimated uninsured deposit balance was $49.8 billion, which includes $4.6 billion of inter-company deposits.
26 Huntington Bancshares Incorporated

Cash and cash equivalents were $12.5 billion and $10.1 billion at June 30, 2024 and December 31, 2023, respectively. The $2.4 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to support short-term liquidity.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $42.6 billion at June 30, 2024, compared to $41.2 billion at December 31, 2023. The $1.5 billion increase in securities compared to December 31, 2023, was primarily due to increased investment in U.S. Treasury securities. At June 30, 2024, the duration of the investment securities portfolio was 4.0 years, or 3.4 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At June 30, 2024, investment securities with a market value of $4.8 billion were unpledged.
Sources of wholesale funding include non-core deposits (other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits), short-term borrowings, and long-term debt. Our wholesale funding totaled $23.5 billion at June 30, 2024, compared to $18.8 billion at December 31, 2023. The increase from year end is primarily due to increases in FHLB borrowings and collateralized borrowings.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At June 30, 2024, these core deposits funded 75% of total assets (119% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through core deposits and cash and cash equivalents, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale.
The Bank maintains borrowing capacity at both the FHLB and the Federal Reserve secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding; however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. At June 30, 2024, the Bank’s available contingent borrowing capacity at the FHLB and Federal Reserve totaled $82.0 billion, compared to $83.0 billion at December 31, 2023. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
At June 30, 2024, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $4.5 billion and $4.0 billion at June 30, 2024 and December 31, 2023, respectively.
On July 17, 2024, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on October 1, 2024, to shareholders of record on September 17, 2024. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $225 million per quarter. Additionally, on July 17, 2024, our Board of Directors declared a quarterly Series B, Series E, Series F, Series G, Series H, and Series J Preferred Stock dividend payable on October 15, 2024 to shareholders of record on October 1, 2024. On June 14, 2024, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on September 3, 2024 to shareholders of record on August 15, 2024. Total cash demands required for preferred stock dividends are expected to be approximately $36 million per quarter.
2024 2Q Form 10-Q 27

During the first six months of 2024, the Bank paid common and preferred dividends to the parent company of $1.3 billion and $22 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
At June 30, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The goal of this framework is to implement effective operational risk-monitoring; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models; and enhance our overall performance.
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
28 Huntington Bancshares Incorporated

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
2024 2Q Form 10-Q 29

The following table presents certain regulatory capital data at the consolidated and Bank level:

Table 19 - Regulatory Capital Data (1)
(dollar amounts in millions)		At June 30, 2024	At December 31, 2023
Total risk-weighted assets	Consolidated	$139,374	$138,706
	Bank	139,183	138,462
CET1 risk-based capital	Consolidated	14,521	14,212
	Bank	14,364	14,671
Tier 1 risk-based capital	Consolidated	16,925	16,616
	Bank	15,575	15,879
Tier 2 risk-based capital	Consolidated	3,021	3,042
	Bank	2,379	2,247
Total risk-based capital	Consolidated	19,946	19,657
	Bank	17,954	18,126
CET1 risk-based capital ratio	Consolidated	10.4%	10.2%
	Bank	10.3	10.6
Tier 1 risk-based capital ratio	Consolidated	12.1	12.0
	Bank	11.2	11.5
Total risk-based capital ratio	Consolidated	14.3	14.2
	Bank	12.9	13.1
Tier 1 leverage ratio	Consolidated	8.8	9.3
	Bank	8.1	8.5
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of June 30, 2024 and December 31, 2023, we have phased in 75% and 50%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter of 2025.
At June 30, 2024, we, at both the consolidated and Bank level, maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Consolidated CET1 risk-based capital ratio increased to 10.4%, compared to the prior year end of 10.2%, due primarily to current period earnings, net of dividends, partially offset by the CECL transitional amount and a modest increase in risk-weighted assets. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of the CLN transaction. The CLN transaction reduced risk-weighted assets by approximately $3.0 billion, representing a 76% reduction in the risk-weighting on the selected pool of assets.
We are authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. Effective for the period October 1, 2023 through September 30, 2024, our SCB requirement is 3.2%. On April 5, 2024, we submitted our 2024 Capital Plan to the Federal Reserve for supervisory review. By notice dated June 26, 2024, the Federal Reserve informed us that our indicative SCB requirement associated with our 2024 Capital Plan is 2.5%, which will become effective October 1, 2024.
Shareholders’ Equity
We generate shareholders’ equity primarily through the retention of earnings, net of dividends, and share repurchases. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk appetite and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities.
Shareholders’ equity totaled $19.5 billion at June 30, 2024, an increase of $162 million, when compared with December 31, 2023. The increase was primarily driven by earnings, net of dividends, partially offset by changes in accumulated other comprehensive income driven by changes in interest rates.
30 Huntington Bancshares Incorporated

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
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the six months ended June 30, 2024, we repurchased no shares of common stock under the current repurchase authorization. As part of the 2024 Capital Plan and our current expectation that organic capital will be used for funding loan and lease growth and proposed changes to regulatory capital requirements, we do not expect to utilize the share repurchase program through 2024. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
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
2024 2Q Form 10-Q 31

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
Net Income by Business Segment
Net income by business segment is presented in the following table.

Table 20 - Net Income (Loss) by Business Segment
	Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023
Consumer & Regional Banking	$716	$648
Commercial Banking	526	616
Treasury / Other	(349)	(103)
Net income attributable to Huntington	$893	$1,161

Consumer & Regional Banking

Table 21 - Key Performance Indicators for Consumer & Regional Banking
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2024	June 30, 2023	Amount	Percent
Net interest income	$1,963	$1,804	$159	9%
Provision for credit losses	122	110	12	11
Noninterest income	630	646	(16)	(2)
Noninterest expense	1,565	1,519	46	3
Provision for income taxes	190	173	17	10
Net income attributable to Huntington	$716	$648	$68	10%
Number of employees (average full-time equivalent)	11,177	11,868	(691)	(6)%
Total average assets	$73,550	$70,361	$3,189	5
Total average loans/leases	67,771	64,496	3,275	5
Total average deposits	110,041	104,369	5,672	5
Net interest margin	3.53%	3.43%	0.10%	3
NCOs	$96	$69	$27	39
NCOs as a % of average loans and leases	0.28%	0.21%	0.07%	33
Total assets under management (in billions)—eop	$31.4	$27.7	$3.7	13
Total trust assets (in billions)—eop	190.4	150.3	40.1	27
Consumer & Regional Banking reported net income of $716 million in the six-month period of 2024, an increase of $68 million, or 10%, compared to the year-ago period. Segment net interest income increased $159 million, or 9%, primarily due to a $3.3 billion, or 5%, increase in average loans and leases and a 10 basis point increase in NIM. Noninterest income decreased $16 million, or 2%, primarily due to a $57 million gain on the sale of our RPS business recognized in the six-month period of 2023, partially offset by increases in payments and cash management revenue, reflecting higher debit card transaction revenue, and wealth and asset management revenue, reflecting higher fixed income commissions and assets under management. Noninterest expense increased $46 million, or 3%, primarily due to the allocation of higher indirect expenses, incentive compensation, and deposit and other insurance expense. The increase in deposit and other insurance expense was primarily due to additional expense attributable to the FDIC DIF special assessment.
32 Huntington Bancshares Incorporated

Commercial Banking

Table 22 - Key Performance Indicators for Commercial Banking
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2024	June 30, 2023	Amount	Percent
Net interest income	$1,050	$1,088	$(38)	(3)%
Provision for credit losses	85	67	18	27
Noninterest income	309	323	(14)	(4)
Noninterest expense	594	552	42	8
Provision for income taxes	143	166	(23)	(14)
Income attributable to non-controlling interest	11	10	1	10
Net income attributable to Huntington	$526	$616	$(90)	(15)%
Number of employees (average full-time equivalent)	2,363	2,240	123	5%
Total average assets	$63,019	$64,478	$(1,459)	(2)
Total average loans/leases	54,666	56,149	(1,483)	(3)
Total average deposits	36,211	36,023	188	1
Net interest margin	3.71%	3.75%	(0.04)%	(1)
NCOs	$86	$36	$50	139
NCOs as a % of average loans and leases	0.31%	0.13%	0.18%	138
Commercial Banking reported net income of $526 million in the first six-month period of 2024, a decrease of $90 million, or 15%, compared to the year-ago period. Segment net interest income decreased $38 million, or 3%, primarily due to a $1.5 billion, or 3%, decrease in average loans and leases and deposits and a 4 basis point decrease in NIM. The provision for credit losses increased $18 million, or 27%, primarily due to increased charge-off activity in the Commercial portfolio in the current period and increased loan growth in 2024, partially offset by a reduction in the overall Commercial portfolio coverage ratios in 2024. Noninterest income decreased $14 million, or 4%, primarily due to decreases in interest rate derivative and trading fees, commitment and other loan fees, and commercial deposit service charges from a higher earnings credit rate due to the interest rate environment, partially offset by an increase in merger and acquisition advisory service fees. Noninterest expense increased $42 million, or 8%, primarily due to higher personnel expense reflecting an increase in FTE due to an investment in banking teams related to expansion across new geographies and industry verticals, higher incentive compensation, and higher allocation of indirect expenses. Deposit and other insurance expense also increased, primarily due to additional expense attributable to the FDIC DIF special assessment.
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
Treasury / Other reported a net loss of $349 million in the first six-month period of 2024, an increase in net loss of $246 million, compared to the year-ago period, driven by a decrease net interest income, partially offset by a decrease in provision for income taxes. Net interest income decreased $277 million primarily due to a higher cost of funds. Provision for income taxes decreased $80 million primarily due to lower pre-tax income.
2024 2Q Form 10-Q 33

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
34 Huntington Bancshares Incorporated

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
Allowance for Credit Losses
Our ACL at June 30, 2024 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings.
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
2024 2Q Form 10-Q 35

However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence much more than expected in the baseline scenario. Concerns about the banking industry uncertainty also impact consumer confidence and causes banks to tighten lending standards. Increased geopolitical tensions between China and Taiwan briefly impact the supply chain for semiconductors and the threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion of Ukraine lasts longer than in the baseline scenario and concerns increase around the Hamas-Israel conflict leading to a broader war in the Middle East. The combination of still elevated interest rates, political tensions, and tightening lending standards cause the stock market to fall. The economy falls into a recession in the third quarter of 2024. In response to the recession, the Federal Reserve starts lowering the federal funds rate in the third quarter of 2024, with rates significantly below the baseline forecast starting in the fourth quarter of 2024. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 6.6% and 7.6% at the end of 2024 and 2025, respectively. This represents unemployment rates that are approximately 2.6% and 3.5% higher than baseline scenario projections of 4.0% and 4.1%, respectively, for the same time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at June 30, 2024, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1 billion at June 30, 2024. This hypothetical increase is reflective of the sensitivity of the rate of change in the unemployment variable on our models.
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
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability or risks of elevated interest rates for longer including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of elevated interest rates for longer will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 4 - “Loans and Leases” and Note 5 - “Allowance For Credit Losses” of the Notes to the Unaudited Consolidated Financial Statements.
36 Huntington Bancshares Incorporated

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
2024 2Q Form 10-Q 37

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
(dollar amounts in millions)	2024	2023
Assets
Cash and due from banks	$1,333	$1,558
Interest-earning deposits with banks	11,450	8,765
Trading account securities	154	125
Available-for-sale securities	27,454	25,305
Held-to-maturity securities	15,036	15,750
Other securities	844	725
Loans held for sale (includes $659 and $506 respectively, measured at fair value)	668	516
Loans and leases (includes $175 and $174 respectively, measured at fair value)	124,422	121,982
Allowance for loan and lease losses	(2,304)	(2,255)
Net loans and leases (1)	122,118	119,727
Bank owned life insurance	2,775	2,759
Accrued income and other receivables	1,591	1,646
Premises and equipment	1,095	1,109
Goodwill	5,561	5,561
Servicing rights and other intangible assets	673	672
Other assets (1)	5,558	5,150
Total assets	$196,310	$189,368
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$28,636	$30,967
Interest-bearing	125,731	120,263
Total deposits	154,367	151,230
Short-term borrowings	187	620
Long-term debt (1) (includes $480 and $0 respectively, measured at fair value)	16,461	12,394
Other liabilities (1)	5,732	5,726
Total liabilities	176,747	169,970
Commitments and Contingent Liabilities (Note 15)
Shareholders’ Equity
Preferred stock	2,394	2,394
Common stock	15	15
Capital surplus	15,425	15,389
Less treasury shares, at cost	(90)	(91)
Accumulated other comprehensive income (loss)	(2,911)	(2,676)
Retained earnings	4,682	4,322
Total Huntington shareholders’ equity	19,515	19,353
Non-controlling interest	48	45
Total equity	19,563	19,398
Total liabilities and equity	$196,310	$189,368
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,452,432,838	1,448,319,953
Treasury shares outstanding	7,322,727	7,403,008
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	881,587	881,587
(1)Includes VIE balances in net loans and leases and long-term debt of $1.4 billion and $1.3 billion, respectively, at June 30, 2024, and VIE balances in other assets of $173 million and $82 million, and other liabilities of $63 million and $57 million, at June 30, 2024 and December 31, 2023, respectively. See Note 14 - “Variable Interest Entities” for additional information.

See Notes to Unaudited Consolidated Financial Statements
38 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and fee income:
Loans and leases	$1,859	$1,679	$3,668	$3,258
Available-for-sale securities
Taxable	322	252	618	484
Tax-exempt	27	26	54	49
Held-to-maturity securities—taxable	93	102	188	204
Other securities—taxable	10	11	19	21
Other	165	155	309	237
Total interest income	2,476	2,225	4,856	4,253
Interest expense:
Deposits	907	570	1,764	976
Short-term borrowings	19	74	38	134
Long-term debt	238	235	455	388
Total interest expense	1,164	879	2,257	1,498
Net interest income	1,312	1,346	2,599	2,755
Provision for credit losses	100	92	207	177
Net interest income after provision for credit losses	1,212	1,254	2,392	2,578
Payments and cash management revenue	154	146	300	283
Wealth and asset management revenue	90	83	178	163
Customer deposit and loan fees	83	76	160	152
Capital markets and advisory fees	73	62	129	127
Leasing revenue	19	25	41	51
Mortgage banking income	30	33	61	59
Insurance income	18	18	37	37
Bank owned life insurance income	17	16	33	32
Gain on sale of loans	2	8	7	11
Net gains (losses) on sales of securities	—	(5)	—	(4)
Other noninterest income	5	33	12	96
Total noninterest income	491	495	958	1,007
Personnel costs	663	613	1,302	1,262
Outside data processing and other services	165	148	331	299
Deposit and other insurance expense	25	23	79	43
Equipment	62	64	132	128
Net occupancy	51	54	108	114
Marketing	27	32	55	57
Professional services	26	21	51	37
Amortization of intangibles	12	13	24	26
Lease financing equipment depreciation	4	8	8	16
Other noninterest expense	82	74	164	154
Total noninterest expense	1,117	1,050	2,254	2,136
Income before income taxes	586	699	1,096	1,449
Provision for income taxes	106	134	192	278
Income after income taxes	480	565	904	1,171
Income attributable to non-controlling interest	6	6	11	10
Net income attributable to Huntington	474	559	893	1,161
Dividends on preferred shares	35	40	71	69
Net income applicable to common shares	$439	$519	$822	$1,092
Average common shares—basic	1,451,207	1,446,372	1,449,850	1,444,820
Average common shares—diluted	1,474,259	1,465,720	1,473,797	1,467,500
Per common share:
Net income—basic	$0.30	$0.36	$0.57	$0.76
Net income—diluted	0.30	0.35	0.56	0.74
See Notes to Unaudited Consolidated Financial Statements
2024 2Q Form 10-Q 39

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to Huntington	$474	$559	$893	$1,161
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities, net of hedges	(70)	(83)	(198)	71
Net change related to cash flow hedges on loans	37	(169)	(36)	20
Translation adjustments, net of hedges	—	1	(2)	1
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1	—
Other comprehensive income (loss), net of tax	(32)	(251)	(235)	92
Comprehensive income attributable to Huntington	442	308	658	1,253
Comprehensive income attributed to non-controlling interest	6	6	11	10
Comprehensive income	$448	$314	$669	$1,263
See Notes to Unaudited Consolidated Financial Statements
40 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended June 30, 2024
Balance, beginning of period	$2,394	1,456,668	$15	$15,407	(7,414)	$(91)	$(2,879)	$4,476	$19,322	$51	$19,373
Net income								474	474	6	480
Other comprehensive income (loss), net of tax							(32)		(32)		(32)
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(35)	(35)		(35)
Recognition of the fair value of share-based compensation				33					33		33
Other share-based compensation activity		3,088	—	(15)				(3)	(18)		(18)
Other				—	91	1			1	(9)	(8)
Balance, end of period	$2,394	1,459,756	$15	$15,425	(7,323)	$(90)	$(2,911)	$4,682	$19,515	$48	$19,563

Three months ended June 30, 2023
Balance, beginning of period	$2,484	1,450,080	$15	$15,332	(6,465)	$(82)	$(2,755)	$3,764	$18,758	$53	$18,811
Net income								559	559	6	565
Other comprehensive income (loss), net of tax							(251)		(251)		(251)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(40)	(40)		(40)
Recognition of the fair value of share-based compensation				23					23		23
Other share-based compensation activity		5,232	—	(20)				(3)	(23)		(23)
Other				—	(965)	(10)			(10)	(9)	(19)
Balance, end of period	$2,484	1,455,312	$15	$15,335	(7,430)	$(92)	$(3,006)	$4,052	$18,788	$50	$18,838
See Notes to Unaudited Consolidated Financial Statements

2024 2Q Form 10-Q 41

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Six months ended June 30, 2024
Balance, beginning of period	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								893	893	11	904
Other comprehensive income (loss), net of tax							(235)		(235)		(235)
Cash dividends declared:
Common ($0.31 per share)								(458)	(458)		(458)
Preferred								(71)	(71)		(71)
Recognition of the fair value of share-based compensation				53					53		53
Other share-based compensation activity		4,033	—	(17)				(4)	(21)		(21)
Other				—	80	1		—	1	(8)	(7)
Balance, end of period	$2,394	1,459,756	$15	$15,425	(7,323)	$(90)	$(2,911)	$4,682	$19,515	$48	$19,563

Six months ended June 30, 2023
Balance, beginning of period	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								1,161	1,161	10	1,171
Other comprehensive income, net of tax							92		92		92
Net proceeds from issuance of Series J preferred stock	317								317		317
Cash dividends declared:
Common ($0.31 per share)								(456)	(456)		(456)
Preferred								(69)	(69)		(69)
Recognition of the fair value of share-based compensation				48					48		48
Other share-based compensation activity		5,922	1	(22)				(3)	(24)		(24)
Other				—	(1,108)	(12)		—	(12)	2	(10)
Balance, end of period	$2,484	1,455,312	$15	$15,335	(7,430)	$(92)	$(3,006)	$4,052	$18,788	$50	$18,838
See Notes to Unaudited Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023
Operating activities
Net income	$904	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	207	177
Depreciation and amortization	360	344
Share-based compensation expense	53	48
Deferred income tax (benefit) expense	(27)	38
Net change in:
Trading account securities	(29)	(109)
Loans held for sale	(190)	(79)
Other assets	(592)	(617)
Other liabilities	81	(213)
Other, net	2	—
Net cash provided by operating activities	769	760
Investing activities
Change in interest bearing deposits in banks	(24)	5
Proceeds from:
Maturities and calls of available-for-sale securities	4,677	1,060
Maturities and calls of held-to-maturity securities	699	710
Maturities and calls of other securities	27	337
Sales of available-for-sale securities	—	736
Sales of other securities	—	142
Purchases of available-for-sale securities	(7,058)	(1,549)
Purchases of held-to-maturity securities	—	(254)
Purchases of other securities	(146)	(600)
Net proceeds from sales of portfolio loans and leases	164	266
Principal payments received under direct finance and sales-type leases	896	950
Net loan and lease activity, excluding sales and purchases	(3,708)	(3,012)
Purchases of premises and equipment	(74)	(57)
Purchases of loans and leases	(48)	(25)
Net accrued income and other receivables activity	100	116
Other, net	41	43
Net cash used in investing activities	(4,454)	(1,132)
Financing activities
Increase in deposits	3,137	114
Decrease in short-term borrowings	(699)	(207)
Net proceeds from issuance of long-term debt	5,306	13,594
Maturity/redemption of long-term debt	(1,081)	(8,536)
Dividends paid on preferred stock	(71)	(57)
Dividends paid on common stock	(451)	(449)
Net proceeds from issuance of preferred stock	—	317
Other, net	(39)	(29)
Net cash provided by financing activities	6,102	4,747
Increase in cash and cash equivalents	2,417	4,375
Cash and cash equivalents at beginning of period (1)	10,129	6,704
Cash and cash equivalents at end of period (1)	$12,546	$11,079
2024 2Q Form 10-Q 43

	Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023
Supplemental disclosures:
Interest paid	$2,209	$1,433
Income taxes paid	92	93
Non-cash activities
Loans transferred to held-for-sale from portfolio	164	246
Loans transferred to portfolio from held-for-sale	17	12
(1)Includes cash and due from banks and interest-earning deposits at the Federal Reserve Bank, included within interest-earning deposits with banks on our Unaudited Consolidated Balance Sheets.

See Notes to Unaudited Consolidated Financial Statements

44 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Notes to Unaudited Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying interim Unaudited Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These interim Unaudited Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the interim Unaudited Consolidated Financial Statements or disclosed in the Notes to Unaudited Consolidated Financial Statements. There were no material subsequent events to disclose for the current period.
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

2024 2Q Form 10-Q 45

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At June 30, 2024
Available-for-sale securities:
U.S. Treasury	$6,112	$1	$(2)	$6,111
Federal agencies:
Residential CMO	3,440	—	(448)	2,992
Residential MBS	12,586	1	(1,972)	10,615
Commercial MBS	2,525	—	(747)	1,778
Other agencies	149	—	(7)	142
Total U.S. Treasury, federal agency, and other agency securities	24,812	2	(3,176)	21,638
Municipal securities	3,556	—	(178)	3,378
Private-label CMO	124	—	(12)	112
Asset-backed securities	332	—	(26)	306
Corporate debt	2,167	90	(247)	2,010
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$31,001	$92	$(3,639)	$27,454

Held-to-maturity securities:
Federal agencies:
Residential CMO	$4,542	$1	$(714)	$3,829
Residential MBS	8,956	—	(1,345)	7,611
Commercial MBS	1,450	—	(242)	1,208
Other agencies	87	—	(6)	81
Total federal agency and other agency securities	15,035	1	(2,307)	12,729
Municipal securities	1	—	—	1
Total held-to-maturity securities	$15,036	$1	$(2,307)	$12,730

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$276	$—	$—	$276
Federal Reserve Bank stock	519	—	—	519
Equity securities	17	—	—	17
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	1	1	—	2
Total other securities	$843	$1	$—	$844
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At June 30, 2024, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $72 million and $34 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $642 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
46 Huntington Bancshares Incorporated

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
2024 2Q Form 10-Q 47

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At June 30, 2024		At December 31, 2023
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$5,480	$5,469	$3,380	$3,372
After 1 year through 5 years	3,769	3,608	2,484	2,338
After 5 years through 10 years	2,396	2,235	2,392	2,255
After 10 years	19,356	16,142	20,309	17,340
Total available-for-sale securities	$31,001	$27,454	$28,565	$25,305

Held-to-maturity securities:
Under 1 year	$—	$—	$1	$1
After 1 year through 5 years	38	37	48	46
After 5 years through 10 years	64	60	69	66
After 10 years	14,934	12,633	15,632	13,605
Total held-to-maturity securities	$15,036	$12,730	$15,750	$13,718
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2024
Available-for-sale securities:
U.S. Treasury	$2,761	$(2)	$—	$—	$2,761	$(2)
Federal agencies:
Residential CMO	223	(4)	2,769	(444)	2,992	(448)
Residential MBS	273	(4)	10,253	(1,968)	10,526	(1,972)
Commercial MBS	—	—	1,778	(747)	1,778	(747)
Other agencies	—	—	72	(7)	72	(7)
Total federal agency and other agency securities	3,257	(10)	14,872	(3,166)	18,129	(3,176)
Municipal securities	848	(25)	2,422	(153)	3,270	(178)
Private-label CMO	—	—	92	(12)	92	(12)
Asset-backed securities	—	—	271	(26)	271	(26)
Corporate debt	—	—	2,009	(247)	2,009	(247)
Total temporarily impaired available-for-sale securities	$4,105	$(35)	$19,666	$(3,604)	$23,771	$(3,639)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$202	$(2)	$3,416	$(712)	$3,618	$(714)
Residential MBS	81	(2)	7,530	(1,343)	7,611	(1,345)
Commercial MBS	—	—	1,208	(242)	1,208	(242)
Other agencies	—	—	81	(6)	81	(6)
Total federal agency and other agency securities	283	(4)	12,235	(2,303)	12,518	(2,307)
Total temporarily impaired held-to-maturity securities	$283	$(4)	$12,235	$(2,303)	$12,518	$(2,307)
48 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2023
Available-for-sale securities:
Federal agencies:
Residential CMO	$543	$(7)	$2,641	$(401)	$3,184	$(408)
Residential MBS	207	(2)	10,913	(1,774)	11,120	(1,776)
Commercial MBS	—	—	1,827	(709)	1,827	(709)
Other agencies	—	—	81	(6)	81	(6)
Total federal agency and other agency securities	750	(9)	15,462	(2,890)	16,212	(2,899)
Municipal securities	625	(19)	2,496	(146)	3,121	(165)
Private-label CMO	—	—	99	(12)	99	(12)
Asset-backed securities	—	—	281	(31)	281	(31)
Corporate debt	—	—	2,043	(238)	2,043	(238)
Total temporarily impaired available-for-sale securities	$1,375	$(28)	$20,381	$(3,317)	$21,756	$(3,345)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$156	$(1)	$3,542	$(663)	$3,698	$(664)
Residential MBS	—	—	8,108	(1,145)	8,108	(1,145)
Commercial MBS	—	—	1,285	(224)	1,285	(224)
Other agencies	—	—	95	(6)	95	(6)
Total federal agency and other agency securities	156	(1)	13,030	(2,038)	13,186	(2,039)
Total temporarily impaired held-to-maturity securities	$156	$(1)	$13,030	$(2,038)	$13,186	$(2,039)
At June 30, 2024 and December 31, 2023, the carrying value of investment securities pledged to secure certain public trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $37.6 billion and $35.1 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2024 or December 31, 2023. At June 30, 2024, all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at June 30, 2024.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2024, Huntington has concluded that, except for one municipal bond classified as an AFS debt security for which a $2 million write-down was recognized during the second quarter of 2024, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of June 30, 2024 or December 31, 2023.
2024 2Q Form 10-Q 49

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Commercial loan and lease portfolio:
Commercial and industrial	$52,307	$50,657
Commercial real estate	11,933	12,422
Lease financing	5,202	5,228
Total commercial loan and lease portfolio	69,442	68,307
Consumer loan portfolio:
Residential mortgage	24,069	23,720
Automobile	13,233	12,482
Home equity	10,076	10,113
RV and marine	6,042	5,899
Other consumer	1,560	1,461
Total consumer loan portfolio	54,980	53,675
Total loans and leases (1)(2)	124,422	121,982
Allowance for loan and lease losses	(2,304)	(2,255)
Net loans and leases	$122,118	$119,727
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $354 million and $323 million at June 30, 2024 and December 31, 2023, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at June 30, 2024 was $325 million and $221 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2023 was $333 million and $220 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Lease payments receivable	$4,976	$4,980
Estimated residual value of leased assets	813	804
Gross investment in lease financing receivables	5,789	5,784
Deferred origination costs	54	54
Deferred fees, unearned income and other	(641)	(610)
Total lease financing receivables	$5,202	$5,228
The carrying value of residual values guaranteed was $479 million and $478 million as of June 30, 2024 and December 31, 2023, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at June 30, 2024, totaled $5.0 billion and were due as follows: $557 million in 2024, $895 million in 2025, $855 million in 2026, $865 million in 2027, $875 million in 2028, and $929 million thereafter. Interest income recognized for these types of leases was $81 million and $70 million for the three-month periods ended June 30, 2024 and 2023, respectively. For the six-month periods ended June 30, 2024 and 2023, interest income recognized for these types of leases was $160 million and $138 million, respectively.
50 Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class.

	At June 30, 2024		At December 31, 2023
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$68	$346	$66	$344
Commercial real estate	69	194	64	140
Lease financing	—	13	3	14
Residential mortgage	—	80	—	72
Automobile	—	4	—	4
Home equity	—	95	—	91
RV and marine	—	1	—	2
Total nonaccrual loans and leases	$137	$733	$133	$667
The following tables present an aging analysis of loans and leases, by class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At June 30, 2024
Commercial and industrial	$80	$35	$141	$256	$52,051	$—	$52,307	$1	(2)
Commercial real estate	4	10	94	108	11,825	—	11,933	—
Lease financing	40	12	5	57	5,145	—	5,202	4
Residential mortgage	218	79	187	484	23,410	175	24,069	138	(3)
Automobile	88	20	11	119	13,114	—	13,233	8
Home equity	65	29	80	174	9,902	—	10,076	18
RV and marine	19	5	4	28	6,014	—	6,042	3
Other consumer	13	5	4	22	1,538	—	1,560	3
Total loans and leases	$527	$195	$526	$1,248	$122,999	$175	$124,422	$175
At December 31, 2023
Commercial and industrial	$90	$48	$90	$228	$50,429	$—	$50,657	$1	(2)
Commercial real estate	28	20	32	80	12,342	—	12,422	—
Lease financing	35	15	9	59	5,169	—	5,228	4
Residential mortgage	205	88	193	486	23,060	174	23,720	146	(3)
Automobile	89	23	12	124	12,358	—	12,482	9
Home equity	66	32	83	181	9,932	—	10,113	22
RV and marine	17	5	4	26	5,873	—	5,899	3
Other consumer	13	4	4	21	1,440	—	1,461	4
Total loans and leases	$543	$235	$427	$1,205	$120,603	$174	$121,982	$189
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
2024 2Q Form 10-Q 51

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator.

	At June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$8,164	$10,077	$7,883	$2,992	$1,870	$2,137	$15,943	$5	$49,071
OLEM	66	242	123	53	17	30	259	—	790
Substandard	205	372	495	176	101	197	900	—	2,446
Total Commercial and industrial	$8,435	$10,691	$8,501	$3,221	$1,988	$2,364	$17,102	$5	$52,307
Commercial real estate
Credit Quality Indicator (1):
Pass	$625	$1,246	$3,119	$1,490	$1,058	$2,134	$531	$—	$10,203
OLEM	25	25	387	173	1	81	60	—	752
Substandard	126	174	249	174	23	217	15	—	978
Total Commercial real estate	$776	$1,445	$3,755	$1,837	$1,082	$2,432	$606	$—	$11,933
Lease financing
Credit Quality Indicator (1):
Pass	$851	$1,804	$1,072	$674	$449	$221	$—	$—	$5,071
OLEM	1	14	16	3	6	9	—	—	49
Substandard	1	17	34	12	7	11	—	—	82
Total Lease financing	$853	$1,835	$1,122	$689	$462	$241	$—	$—	$5,202
Residential mortgage
Credit Quality Indicator (2):
750+	$802	$2,379	$4,048	$5,872	$3,167	$2,771	$—	$—	$19,039
650-749	343	651	809	840	462	855	—	—	3,960
<650	21	43	98	102	64	567	—	—	895
Total Residential mortgage	$1,166	$3,073	$4,955	$6,814	$3,693	$4,193	$—	$—	$23,894
Automobile
Credit Quality Indicator (2):
750+	$2,155	$1,997	$1,683	$1,230	$532	$246	$—	$—	$7,843
650-749	1,078	1,302	947	639	246	117	—	—	4,329
<650	114	259	279	245	99	65	—	—	1,061
Total Automobile	$3,347	$3,558	$2,909	$2,114	$877	$428	$—	$—	$13,233
Home equity
Credit Quality Indicator (2):
750+	$99	$376	$405	$483	$502	$228	$4,487	$227	$6,807
650-749	41	102	86	54	48	89	2,019	223	2,662
<650	1	5	9	5	4	43	409	131	607
Total Home equity	$141	$483	$500	$542	$554	$360	$6,915	$581	$10,076
RV and marine
Credit Quality Indicator (2):
750+	$605	$1,010	$897	$784	$529	$799	$—	$—	$4,624
650-749	117	317	216	224	136	258	—	—	1,268
<650	1	16	20	32	22	59	—	—	150
Total RV and marine	$723	$1,343	$1,133	$1,040	$687	$1,116	$—	$—	$6,042
Other consumer
Credit Quality Indicator (2):
750+	$160	$126	$65	$30	$14	$54	$435	$—	$884
650-749	66	72	30	12	3	12	393	11	599
<650	2	9	6	2	1	2	41	14	77
Total Other consumer	$228	$207	$101	$44	$18	$68	$869	$25	$1,560
52 Huntington Bancshares Incorporated

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$14,677	$9,889	$3,673	$2,151	$1,187	$1,431	$14,563	$3	$47,574
OLEM	213	239	64	20	12	20	462	—	1,030
Substandard	393	305	188	150	83	184	750	—	2,053
Total Commercial and industrial	$15,283	$10,433	$3,925	$2,321	$1,282	$1,635	$15,775	$3	$50,657
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,395	$3,253	$1,774	$1,063	$1,152	$1,288	$585	$—	$10,510
OLEM	163	406	112	65	32	54	60	—	892
Substandard	164	404	176	10	137	114	15	—	1,020
Total Commercial real estate	$1,722	$4,063	$2,062	$1,138	$1,321	$1,456	$660	$—	$12,422
Lease financing
Credit Quality Indicator (1):
Pass	$1,973	$1,284	$828	$583	$243	$106	$—	$—	$5,017
OLEM	16	22	6	5	2	9	—	—	60
Substandard	20	66	31	16	13	5	—	—	151
Total Lease financing	$2,009	$1,372	$865	$604	$258	$120	$—	$—	$5,228
Residential mortgage
Credit Quality Indicator (2):
750+	$2,077	$3,963	$6,028	$3,292	$749	$2,191	$—	$—	$18,300
650-749	950	1,024	964	510	186	775	—	—	4,409
<650	24	79	82	64	85	503	—	—	837
Total Residential mortgage	$3,051	$5,066	$7,074	$3,866	$1,020	$3,469	$—	$—	$23,546
Automobile
Credit Quality Indicator (2):
750+	$2,624	$1,964	$1,525	$740	$367	$85	$—	$—	$7,305
650-749	1,438	1,305	907	370	168	53	—	—	4,241
<650	170	281	266	118	64	37	—	—	936
Total Automobile	$4,232	$3,550	$2,698	$1,228	$599	$175	$—	$—	$12,482
Home equity
Credit Quality Indicator (2):
750+	$381	$429	$512	$534	$17	$244	$4,454	$233	$6,804
650-749	136	100	65	57	7	101	2,083	230	2,779
<650	2	6	3	3	2	43	344	127	530
Total Home equity	$519	$535	$580	$594	$26	$388	$6,881	$590	$10,113
RV and marine
Credit Quality Indicator (2):
750+	$1,206	$971	$867	$588	$295	$612	$—	$—	$4,539
650-749	289	248	252	158	91	210	—	—	1,248
<650	4	12	21	18	14	43	—	—	112
Total RV and marine	$1,499	$1,231	$1,140	$764	$400	$865	$—	$—	$5,899
Other consumer
Credit Quality Indicator (2):
750+	$186	$80	$39	$19	$17	$48	$424	$3	$816
650-749	98	43	17	6	5	12	383	13	577
<650	4	5	3	1	1	1	39	14	68
Total Other consumer	$288	$128	$59	$26	$23	$61	$846	$30	$1,461
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.

2024 2Q Form 10-Q 53

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Three months ended June 30, 2024
Commercial and industrial	$—	$5	$19	$7	$—	$2	$10	$—	$43
Commercial real estate	9	1	21	1	—	18	—	—	50
Lease financing	—	1	1	—	—	—	—	—	2
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	4	4	3	1	2	—	—	14
Home equity	—	—	—	—	—	—	1	1	2
RV and marine	—	—	1	1	1	3	—	—	6
Other consumer	2	6	3	2	1	4	—	9	27
Total	$11	$17	$49	$14	$3	$30	$11	$10	$145
Six months ended June 30, 2024
Commercial and industrial	$—	$10	$30	$22	$11	$4	$20	$1	$98
Commercial real estate	9	2	30	2	—	24	—	—	67
Lease financing	—	1	1	1	—	1	—	—	4
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	—	8	9	7	3	2	—	—	29
Home equity	—	—	—	—	—	—	1	3	4
RV and marine	—	1	2	3	2	6	—	—	14
Other consumer	3	13	8	4	2	7	—	18	55
Total	$12	$35	$80	$39	$18	$46	$21	$22	$273

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Three months ended June 30, 2023
Commercial and industrial	$1	$4	$14	$—	$8	$10	$—	$1	$38
Commercial real estate	—	3	—	—	5	5	—	—	13
Lease Financing	—	1	1	—	—	—	—	—	2
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	3	4	2	2	—	—	—	11
Home equity	—	—	—	—	—	1	—	1	2
RV and marine	—	1	—	—	—	3	—	—	4
Other consumer	2	5	3	2	2	1	—	6	21
Total	$3	$17	$22	$4	$17	$21	$—	$8	$92
Six months ended June 30, 2023
Commercial and industrial	$2	$18	$17	$6	$12	$10	$4	$1	$70
Commercial real estate	—	3	19	—	5	5	—	—	32
Lease financing	—	1	1	—	—	1	—	—	3
Residential mortgage	—	—	1	—	—	2	—	—	3
Automobile	—	6	8	4	3	2	—	—	23
Home equity	—	—	—	—	—	1	1	2	4
RV and marine	—	1	1	1	1	4	—	—	8
Other consumer	3	13	8	3	3	5	—	13	48
Total	$5	$42	$55	$14	$24	$30	$5	$16	$191
54 Huntington Bancshares Incorporated

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

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended June 30, 2024
Commercial and industrial	$34	$116	$—	$41	$191	0.37%
Commercial real estate	—	184	—	14	198	1.66
Residential mortgage	—	15	1	1	17	0.07
Automobile	—	4	—	—	4	0.03
Home equity	—	2	—	2	4	0.04
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty in which modifications were made	$35	$321	$1	$58	$415	0.33%
Three months ended June 30, 2023
Commercial and industrial	$—	$138	$—	$—	$138	0.28%
Commercial real estate	—	134	—	—	134	1.02
Residential mortgage	—	12	2	1	15	0.06
Automobile	—	4	—	1	5	0.04
Home equity	—	1	—	3	4	0.04
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$1	$289	$2	$5	$297	0.26%
Six months ended June 30, 2024
Commercial and industrial	$84	$144	$—	$42	$270	0.52%
Commercial real estate	—	198	—	14	212	1.78
Residential mortgage	—	23	4	1	28	0.12
Automobile	—	7	—	1	8	0.06
Home equity	—	3	—	6	9	0.09
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty in which modifications were made	$85	$375	$4	$64	$528	0.42%
Six months ended June 30, 2023
Commercial and industrial	$35	$198	$—	$3	$236	0.47%
Commercial real estate	—	148	—	—	148	1.12
Residential mortgage	—	35	2	2	39	0.17
Automobile	—	7	—	1	8	0.06
Home equity	—	1	—	5	6	0.06
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$36	$390	$2	$11	$439	0.38%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
2024 2Q Form 10-Q 55

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended June 30, 2024
Commercial and industrial	8.46%	8.21%	0.7
Commercial real estate	7.98%	7.85%	0.4
Residential mortgage			7.4
Three months ended June 30, 2023
Commercial and industrial			0.7
Commercial real estate			0.5
Residential mortgage			8.8
Six months ended June 30, 2024
Commercial and industrial	8.40%	7.57%	0.8
Commercial real estate	7.98%	7.85%	0.4
Residential mortgage			7.6
Automobile			1.6
Home equity	9.28%	6.69%	12.9
Six months ended June 30, 2023
Commercial and industrial	7.68%	6.94%	0.9
Commercial real estate			0.5
Residential mortgage			7.2
Automobile			2.0
Home equity	8.37%	5.86%	15.5
(1)     Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
56 Huntington Bancshares Incorporated

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At June 30, 2024
Commercial and industrial	$16	$1	$7	$24	$396	$420
Commercial real estate	—	—	4	4	244	248
Residential mortgage	9	6	8	23	29	52
Automobile	2	1	—	3	12	15
Home equity	1	1	2	4	11	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended June 30, 2024	$28	$9	$21	$58	$695	$753
At June 30, 2023 (1)
Commercial and industrial	$1	$1	$—	$2	$234	$236
Commercial real estate	—	—	—	—	148	148
Residential mortgage	7	3	4	14	25	39
Automobile	1	—	—	1	7	8
Home equity	1	—	—	1	5	6
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the six months ended June 30, 2023 (1)	$10	$4	$4	$18	$421	$439
(1)     Huntington adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, therefore, the June 30, 2023 presentation only includes loans since guidance became effective.
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of June 30, 2024 and December 31, 2023, loans and leases totaling $101.2 billion and $101.8 billion, respectively, were pledged to the Federal Reserve and FHLB for access to these contingent funding sources.
2024 2Q Form 10-Q 57

5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended June 30, 2024
ALLL balance, beginning of period	$1,589	$691	$2,280
Loan and lease charge-offs	(95)	(50)	(145)
Recoveries of loans and leases previously charged-off	38	17	55
Provision for loan and lease losses	55	59	114
ALLL balance, end of period	$1,587	$717	$2,304
AULC balance, beginning of period	$69	$66	$135
Provision (benefit) for unfunded lending commitments	(5)	(11)	(16)
AULC balance, end of period	$64	$55	$119
ACL balance, end of period	$1,651	$772	$2,423
Three months ended June 30, 2023
ALLL balance, beginning of period	$1,457	$685	$2,142
Loan and lease charge-offs	(53)	(39)	(92)
Recoveries of loans and leases previously charged-off	26	17	43
Provision for loan and lease losses	53	31	84
ALLL balance, end of period	$1,483	$694	$2,177
AULC balance, beginning of period	$75	$82	$157
Provision for unfunded lending commitments	3	5	8
AULC balance, end of period	$78	$87	$165
ACL balance, end of period	$1,561	$781	$2,342

(dollar amounts in millions)	Commercial	Consumer	Total
Six months ended June 30, 2024
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(169)	(104)	(273)
Recoveries of loans and leases previously charged-off	57	34	91
Provision for loan and lease losses	136	95	231
ALLL balance, end of period	$1,587	$717	$2,304
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	(2)	(24)	(26)
AULC balance, end of period	$64	$55	$119
ACL balance, end of period	$1,651	$772	$2,423
Six months ended June 30, 2023
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(105)	(86)	(191)
Recoveries of loans and leases previously charged-off	49	36	85
Provision for loan and lease losses	115	47	162
ALLL balance, end of period	$1,483	$694	$2,177
AULC balance, beginning of period	$71	$79	$150
Provision for unfunded lending commitments	7	8	15
AULC balance, end of period	$78	$87	$165
ACL balance, end of period	$1,561	$781	$2,342
58 Huntington Bancshares Incorporated

At June 30, 2024, the ACL was $2.4 billion, a marginal increase of $23 million compared to December 31, 2023. The increase in the total ACL was primarily driven by loan and lease portfolio growth.
The commercial ACL was $1.7 billion at June 30, 2024 and $1.6 billion at December 31, 2023. The increase of $22 million since year end was primarily due to loan growth in the commercial portfolio.
The consumer ACL was $772 million, at June 30, 2024, relatively consistent compared to $771 million at December 31, 2023.
The baseline economic scenario used in the June 30, 2024 ACL determination projected the Federal Reserve to complete two 25 basis point rate cuts by the end of 2024. Further subsequent cuts of 25 basis points per quarter are expected in 2025 and 2026 until reaching 3% by 2027. Inflation is forecasted to approach the Federal Reserve’s target level of 2% by the end of 2024. Unemployment is projected to gradually increase, peaking at 4.1% in the first quarter of 2025 before marginally improving to 4.0% by 2026.
The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate Industry, recent inflation levels, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2024 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Residential mortgage loans sold with servicing retained	$983	$1,117	$1,794	$1,979
Pretax gains resulting from above loan sales (1)	19	15	32	22
Total servicing, late, and other ancillary fees (1)	25	24	51	48
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fair value, beginning of period	$534	$485	$515	$494
New servicing assets created	11	18	21	31
Change in fair value during the period due to:
Time decay (1)	(7)	(6)	(13)	(12)
Payoffs (2)	(7)	(7)	(12)	(11)
Changes in valuation inputs or assumptions (3)	12	15	32	3
Fair value, end of period	$543	$505	$543	$505
Loans serviced for third parties, unpaid principal balance, end of period	$33,404	$32,712	$33,404	$32,712
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions follows:

	At June 30, 2024				At December 31, 2023
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.48%		$(15)	$(29)	8.61%		$(15)	$(28)
Spread over forward interest rate swap rates	523	bps	(11)	(22)	538	bps	(11)	(22)
2024 2Q Form 10-Q 59

7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Securities sold under agreements to repurchase	$133	$618
Other borrowings	54	2
Total short-term borrowings	$187	$620
The carrying value of assets pledged as collateral against repurchase agreements totaled $156 million and $840 million as of June 30, 2024 and December 31, 2023, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
Huntington’s long-term debt consisted of the following:

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
The Parent Company:
Senior Notes	$5,409	$4,233
Subordinated Notes	745	760
Total notes issued by the parent	6,154	4,993
The Bank:
Senior Notes	2,700	3,480
Subordinated Notes	664	662
Total notes issued by the bank	3,364	4,142
FHLB Advances	4,686	2,731
Auto Loan Securitization Trust (1)	1,265	—
Credit Linked Notes	480	—
Other	512	528
Total long-term debt	$16,461	$12,394
(1)     Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.38% due through 2029. See Note 14 - “Variable Interest Entities” for additional information.

During the second quarter of 2024, the Bank completed a CLN transaction whereby it issued $478 million of unsecured credit linked notes to third-party investors. There are five classes of notes, each maturing on May 20, 2032. One note class bears interest at a fixed rate of 6.153% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.40% to 8.25% (weighted average spread of 3.04%). As of June 30, 2024, the weighted average contractual interest rate on the CLNs was 6.98%. Huntington has elected the fair value option for these notes. See Note 12 - “Fair Values of Assets and Liabilities” for additional information. The notes transfer a portion of the risk of losses to third-party investors on a $4.0 billion reference pool of Huntington’s auto-secured loans. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company's aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority.
60 Huntington Bancshares Incorporated

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended June 30, 2024
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(93)	$21	$(72)
Reclassification adjustment for realized net losses included in net income	2	—	2
Total unrealized losses on available-for-sale securities, net of hedges	(91)	21	(70)
Unrealized losses on cash flow hedges during the period	(20)	5	(15)
Reclassification adjustment for cash flow hedges included in net income	68	(16)	52
Net change related to cash flow hedges on loans	48	(11)	37
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive loss	$(42)	$10	$(32)
Three months ended June 30, 2023
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(143)	$33	$(110)
Reclassification adjustment for realized net losses included in net income	35	(8)	27
Total unrealized losses on available-for-sale securities, net of hedges	(108)	25	(83)
Unrealized losses on cash flow hedges during the period	(266)	65	(201)
Reclassification adjustment for cash flow hedges included in net income	34	(2)	32
Net change related to cash flow hedges on loans	(232)	63	(169)
Translation adjustments, net of hedges (1)	1	—	1
Other comprehensive loss	$(339)	$88	$(251)
Six months ended June 30, 2024
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(263)	$61	$(202)
Reclassification adjustment for realized net losses included in net income	5	(1)	4
Total unrealized losses on available-for-sale securities, net of hedges	(258)	60	(198)
Unrealized losses on cash flow hedges during the period	(181)	42	(139)
Reclassification adjustment for cash flow hedges included in net income	135	(32)	103
Net change related to cash flow hedges on loans	(46)	10	(36)
Translation adjustments, net of hedges (1)	(2)	—	(2)
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive loss	$(305)	$70	$(235)
Six months ended June 30, 2023
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$54	$(12)	$42
Reclassification adjustment for realized net losses included in net income	38	(9)	29
Total unrealized gains on available-for-sale securities	92	(21)	71
Unrealized losses on cash flow hedges during the period	(35)	12	(23)
Reclassification adjustment for cash flow hedges included in net income	46	(3)	43
Net change related to cash flow hedges on loans	11	9	20
Translation adjustments, net of hedges (1)	1	—	1
Other comprehensive income	$104	$(12)	$92
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
2024 2Q Form 10-Q 61

Activity in accumulated OCI was as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
Three months ended June 30, 2024
Balance, beginning of period	$(2,222)	$(436)	$(8)	$(213)	$(2,879)
Other comprehensive loss before reclassifications	(72)	(15)	—	—	(87)
Amounts reclassified from accumulated OCI to earnings	2	52	—	1	55
Period change	(70)	37	—	1	(32)
Balance, end of period	$(2,292)	$(399)	$(8)	$(212)	$(2,911)
Three months ended June 30, 2023
Balance, beginning of period	$(2,094)	$(443)	$(8)	$(210)	$(2,755)
Other comprehensive income (loss) before reclassifications	(110)	(201)	1	—	(310)
Amounts reclassified from accumulated OCI to earnings	27	32	—	—	59
Period change	(83)	(169)	1	—	(251)
Balance, end of period	$(2,177)	$(612)	$(7)	$(210)	$(3,006)

Six months ended June 30, 2024
Balance, beginning of period	$(2,094)	$(363)	$(6)	$(213)	$(2,676)
Other comprehensive loss before reclassifications	(202)	(139)	(2)	—	(343)
Amounts reclassified from accumulated OCI to earnings	4	103	—	1	108
Period change	(198)	(36)	(2)	1	(235)
Balance, end of period	$(2,292)	$(399)	$(8)	$(212)	$(2,911)

Six months ended June 30, 2023
Balance, beginning of period	$(2,248)	$(632)	$(8)	$(210)	$(3,098)
Other comprehensive income (loss) before reclassifications	42	(23)	1	—	20
Amounts reclassified from accumulated OCI to earnings	29	43	—	—	72
Period change	71	20	1	—	92
Balance, end of period	$(2,177)	$(612)	$(7)	$(210)	$(3,006)
(1)AOCI amounts at June 30, 2024 and June 30, 2023 include $54 million and $62 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
62 Huntington Bancshares Incorporated

9. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Series					At June 30, 2024	At December 31, 2023
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$23	$23
Series E (4)	2/27/2018	4,087	Variable (5)	4/15/2023	405	405
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (6)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Total		881,587			$2,394	$2,394
(1)     Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)     Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)    Dividend rate converted to 3-month CME Term SOFR + 26 bps spread adjustment + 270 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-mo. LIBOR + 270 bps.
(4)     Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)    Dividend rate converted to 3-month CME Term SOFR + 26 bps spread adjustment + 288 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-mo. LIBOR +288 bps.
(6)     Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of Preferred shares.

	Three Months Ended				Six Months Ended
(amounts in millions, except per share data)	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	$20.73	$—	$19.90	$—	$41.42	$1	$38.72	$1
Series E	2,141.07	9	2,035.07	10	4,254.97	17	3,460.07	17
Series F	1,406.25	7	1,406.25	7	2,812.50	14	2,812.50	14
Series G	1,112.50	5	1,112.50	6	2,225.00	11	2,225.00	12
Series H	11.25	6	11.25	6	22.50	12	22.50	12
Series I	356.25	3	356.25	3	712.50	5	712.50	5
Series J	17.19	5	24.64	8	34.38	11	24.64	8
Total		$35		$40		$71		$69
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
2024 2Q Form 10-Q 63

The calculation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic earnings per common share:
Net income attributable to Huntington	$474	$559	$893	$1,161
Preferred stock dividends	35	40	71	69
Net income available to common shareholders	$439	$519	$822	$1,092
Average common shares issued and outstanding	1,451,207	1,446,372	1,449,850	1,444,820
Basic earnings per common share	$0.30	$0.36	$0.57	$0.76
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options and restricted stock units and awards	15,407	12,212	16,401	15,913
Shares held in deferred compensation plans	7,645	7,136	7,546	6,767
Average dilutive potential common shares	23,052	19,348	23,947	22,680
Total diluted average common shares issued and outstanding	1,474,259	1,465,720	1,473,797	1,467,500
Diluted earnings per common share	$0.30	$0.35	$0.56	$0.74
Anti-dilutive awards (1)	7,319	15,413	8,380	12,226
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

(dollar amounts in millions)	Three Months Ended		Six Months Ended
Noninterest income	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Noninterest income from contracts with customers	$360	$332	$696	$709
Noninterest income within the scope of other GAAP topics	131	163	262	298
Total noninterest income	$491	$495	$958	$1,007
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
64 Huntington Bancshares Incorporated

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended June 30, 2024
Payments and cash management revenue	$114	$28	$—	$142
Wealth and asset management revenue	88	2	—	90
Customer deposit and loan fees	53	3	—	56
Capital markets and advisory fees	7	36	—	43
Leasing revenue	—	10	—	10
Insurance income	16	2	—	18
Other noninterest income	2	—	(1)	1
Net revenue from contracts with customers	280	81	(1)	360
Noninterest income within the scope of other GAAP topics	42	83	6	131
Total noninterest income	$322	$164	$5	$491
Three months ended June 30, 2023
Payments and cash management revenue	$109	$25	$—	$134
Wealth and asset management revenue	76	7	—	83
Customer deposit and loan fees	51	1	—	52
Capital markets and advisory fees	5	23	—	28
Leasing revenue	1	13	—	14
Insurance income	15	3	—	18
Other noninterest income	1	3	(1)	3
Net revenue from contracts with customers	258	75	(1)	332
Noninterest income within the scope of other GAAP topics	44	92	27	163
Total noninterest income	$302	$167	$26	$495
Six months ended June 30, 2024
Payments and cash management revenue	$221	$55	$—	$276
Wealth and asset management revenue	173	5	—	178
Customer deposit and loan fees	103	7	—	110
Capital markets and advisory fees	11	61	—	72
Leasing revenue	1	19	—	20
Insurance income	32	5	—	37
Other noninterest income	4	—	(1)	3
Net revenue from contracts with customers	545	152	(1)	696
Noninterest income within the scope of other GAAP topics	85	157	20	262
Total noninterest income	$630	$309	$19	$958
Six months ended June 30, 2023
Payments and cash management revenue	$209	$50	$—	$259
Wealth and asset management revenue	155	8	—	163
Customer deposit and loan fees	97	2	—	99
Capital markets and advisory fees	8	53	—	61
Leasing revenue	1	27	—	28
Insurance income	32	5	—	37
Other noninterest income	60	3	(1)	62
Net revenue from contracts with customers	562	148	(1)	709
Noninterest income within the scope of other GAAP topics	84	175	39	298
Total noninterest income	$646	$323	$38	$1,007
2024 2Q Form 10-Q 65

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2024 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended June 30, 2024 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value, with the exception of the below described long-term debt elected to be accounted for at fair value in the three-month period ended June 30, 2024. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2024 and 2023.
In the three-month period ended June 30, 2024, Huntington elected the fair value option for CLNs structured as long-term debt. CLNs are classified as Level 2 using quoted prices for similar liabilities in active markets, quoted prices of similar liabilities in markets that are not active, and inputs that are observable for the assets, either directly or indirectly, for substantially the full term of the financial instrument.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At June 30, 2024
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$89	$—	$—	$—	$89
Municipal securities	—	44	—	—	44
Corporate debt	—	21	—	—	21
Total trading account securities	89	65	—	—	154
Available-for-sale securities:
U.S. Treasury securities	6,111	—	—	—	6,111
Residential CMO	—	2,992	—	—	2,992
Residential MBS	—	10,615	—	—	10,615
Commercial MBS	—	1,778	—	—	1,778
Other agencies	—	142	—	—	142
Municipal securities	—	37	3,341	—	3,378
Private-label CMO	—	92	20	—	112
Asset-backed securities	—	271	35	—	306
Corporate debt	—	2,010	—	—	2,010
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	6,111	17,947	3,396	—	27,454
Other securities	30	2	—	—	32
Loans held for sale	—	659	—	—	659
Loans held for investment	—	115	60	—	175
MSRs	—	—	543	—	543
Other assets:
Derivative assets	—	1,637	4	(1,215)	426
Assets held in trust for deferred compensation plans	184	—	—	—	184
Liabilities
Long-term debt	—	480	—	—	480
Derivative liabilities	—	1,601	3	(884)	720
66 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2023
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$91	$—	$—	$—	$91
Other agencies	—	2	—	—	2
Municipal securities	—	32	—	—	32
Total trading account securities	91	34	—	—	125
Available-for-sale securities:
U.S. Treasury securities	2,856	—	—	—	2,856
Residential CMOs	—	3,184	—	—	3,184
Residential MBS	—	11,382	—	—	11,382
Commercial MBS	—	1,827	—	—	1,827
Other agencies	—	155	—	—	155
Municipal securities	—	38	3,335	—	3,373
Private-label CMO	—	99	20	—	119
Asset-backed securities	—	281	75	—	356
Corporate debt	—	2,043	—	—	2,043
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	2,856	19,019	3,430	—	25,305
Other securities	30	2	—	—	32
Loans held for sale	—	506	—	—	506
Loans held for investment	—	120	54	—	174
MSRs	—	—	515	—	515
Other assets:
Derivative assets	—	1,720	3	(1,330)	393
Assets held in trust for deferred compensation plans	177	—	—	—	177
Liabilities
Derivative liabilities	—	1,416	5	(751)	670
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
2024 2Q Form 10-Q 67

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended June 30, 2024
Opening balance	$534	$4	$3,293	$20	$72	$58
Transfers into Level 3	—	—	—	—	—	4
Transfers out of Level 3 (1)	—	(6)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	12	4	—	—	—	—
Interest and fee income	—	—	(1)	—	—	(1)
Noninterest income	—	(6)	—	(1)	—	—
Provision for credit losses	—	—	(2)	—	—	—
Included in OCI	—	—	(33)	—	—	—
Purchases/originations	11	—	228	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(14)	5	(144)	1	(37)	—
Closing balance	$543	$1	$3,341	$20	$35	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$12	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(34)	—	—	—
Three months ended June 30, 2023
Opening balance	$485	$3	$3,339	$20	$74	$15
Transfers into Level 3	—	—	—	—	—	19
Transfers out of Level 3 (1)	—	(8)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	15	3	—	—	—	—
Included in OCI	—	—	(7)	—	1	—
Purchases/originations	18	—	378	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(13)	—	(214)	—	—	—
Closing balance	$505	$(2)	$3,496	$20	$75	$33
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$15	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(13)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

68 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Six months ended June 30, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	8
Transfers out of Level 3 (1)	—	(11)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	32	11	—	—	—	—
Interest and fee income	—	—	(1)	(1)	—	(1)
Noninterest income	—	(8)	—	—	—	—
Provision for credit losses	—	—	(2)	—	—	—
Included in OCI	—	—	(14)	—	—	—
Purchases/originations	21	—	300	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(25)	11	(277)	1	(40)	—
Closing balance	$543	$1	$3,341	$20	$35	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$32	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(16)	—	—	—
Six months ended June 30, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers into Level 3	—	—	—	—	—	19
Transfers out of Level 3 (1)	—	(10)	—	—	—	—
Total gains/losses for the period:
Included in earnings
Mortgage banking income	3	10	—	—	—	—
Interest and fee income	—	—	—	(1)	—	—
Included in OCI	—	—	(4)	—	1	—
Purchases/originations	31	—	555	1	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(23)	—	(303)	—	—	—
Closing balance	$505	$(2)	$3,496	$20	$75	$33
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$3	$4	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(10)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2024 2Q Form 10-Q 69

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At June 30, 2024
Assets
Loans held for sale	$659	$645	$14	$—	$—	$—
Loans held for investment	175	186	(11)	2	3	(1)
Liabilities
Long-term debt	480	478	(2)
At December 31, 2023
Assets
Loans held for sale	$506	$489	$17	$—	$—	$—
Loans held for investment	174	184	(10)	2	3	(1)
The following table presents the net gains (losses) from fair value changes:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loans held for sale (1)	$4	$—	$(3)	$—
Loans held for investment (1)	—	(3)	(1)	(3)
Long-term debt (2)	(2)	—	(2)	—
(1)The net gains (losses) from fair value changes are included in mortgage banking income on the Unaudited Consolidated Statements of Income.
(2)The net gains (losses) from fair value changes are included in other noninterest income on the Unaudited Consolidated Statements of Income.
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended		Six Months Ended
(dollar amounts in millions)	At June 30, 2024	At December 31, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Collateral-dependent loans	$97	$40	$(16)	$(1)	$(41)	$(7)
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
70 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At June 30, 2024				At December 31, 2023
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	4%	-	40%	8%	4%	-	37%	9%
		Spread over forward interest rate swap rates	4%	-	13%	5%	5%	-	13%	5%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	5%	-	6%	5%	4%	-	6%	5%
		Cumulative default	—%	-	64%	6%	—%	-	64%	6%
		Loss given default			20%	20%			20%	20%
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
Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included in the following tables. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value.
2024 2Q Form 10-Q 71

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At June 30, 2024
Financial Assets
Cash and short-term assets	$12,783	$—	$—	$12,783	$12,783
Trading account securities	—	—	154	154	154
Available-for-sale securities	—	—	27,454	27,454	27,454
Held-to-maturity securities	15,036	—	—	15,036	12,730
Other securities	812	—	32	844	844
Loans held for sale	—	9	659	668	668
Net loans and leases (1)	121,943	—	175	122,118	118,794
Derivative assets	—	—	426	426	426
Assets held in trust for deferred compensation plans	—	—	184	184	184
Financial Liabilities
Deposits (2)	154,367	—	—	154,367	154,319
Short-term borrowings	187	—	—	187	187
Long-term debt	15,981	—	480	16,461	16,499
Derivative liabilities	—	—	720	720	720
At December 31, 2023
Financial Assets
Cash and short-term assets	$10,323	$—	$—	$10,323	$10,323
Trading account securities	—	—	125	125	125
Available-for-sale securities	—	—	25,305	25,305	25,305
Held-to-maturity securities	15,750	—	—	15,750	13,718
Other securities	693	—	32	725	725
Loans held for sale	—	10	506	516	516
Net loans and leases (1)	119,553	—	174	119,727	116,781
Derivative assets	—	—	393	393	393
Assets held in trust for deferred compensation plans	—	—	177	177	177
Financial Liabilities
Deposits (2)	151,230	—	—	151,230	151,183
Short-term borrowings	620	—	—	620	620
Long-term debt	12,394	—	—	12,394	12,276
Derivative liabilities	—	—	670	670	670
(1)Includes collateral-dependent loans.
(2)Includes $1.4 billion in time deposits in excess of the FDIC insurance coverage limit at both June 30, 2024 and December 31, 2023.
72 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3
At June 30, 2024
Financial Assets
Trading account securities	$89	$65	$—	$—	$154
Available-for-sale securities	6,111	17,947	3,396	—	27,454
Held-to-maturity securities	—	12,730	—	—	12,730
Other securities (2)	30	2	—	—	32
Loans held for sale	—	659	9	—	668
Net loans and leases	—	115	118,679	—	118,794
Derivative assets	—	1,637	4	(1,215)	426
Financial Liabilities
Deposits	—	138,159	16,160	—	154,319
Short-term borrowings	—	187	—	—	187
Long-term debt	—	11,177	5,322	—	16,499
Derivative liabilities	—	1,601	3	(884)	720
At December 31, 2023
Financial Assets
Trading account securities	$91	$34	$—	$—	$125
Available-for-sale securities	2,856	19,019	3,430	—	25,305
Held-to-maturity securities	—	13,718	—	—	13,718
Other securities (2)	30	2	—	—	32
Loans held for sale	—	506	10	—	516
Net loans and leases	—	120	116,661	—	116,781
Derivative assets	—	1,720	3	(1,330)	393
Financial Liabilities
Deposits	—	135,627	15,556	—	151,183
Short-term borrowings	—	620	—	—	620
Long-term debt	—	8,929	3,347	—	12,276
Derivative liabilities	—	1,416	5	(751)	670
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
2024 2Q Form 10-Q 73

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At June 30, 2024			At December 31, 2023
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$44,295	$787	$744	$38,017	$868	$519
Foreign exchange contracts	231	1	—	222	6	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	42,263	766	783	41,526	718	757
Foreign exchange contracts	5,576	45	35	5,257	69	76
Credit contracts	311	1	—	381	—	2
Commodities contracts	662	41	38	681	62	60
Equity contracts	727	—	4	759	—	7
Total contracts	$94,065	$1,641	$1,604	$86,843	$1,723	$1,421
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
(dollar amounts in millions)		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate contracts:
Customer	Capital markets fees	$6	$10	$11	$17
Mortgage banking	Mortgage banking income	(12)	—	(23)	9
Interest rate swaptions	Other noninterest income	—	18	—	17
Foreign exchange contracts	Capital markets fees	11	13	22	25
Credit contracts	Other noninterest income	(6)	—	(8)	—
Commodities contracts	Capital markets fees	1	1	2	3
Equity contracts	Other noninterest expense	(2)	(4)	(4)	(5)
Total		$(2)	$38	$—	$66
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
74 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At June 30, 2024
Instruments associated with:
Investment securities	$11,649	$—	$—	$11,649
Loans	—	20,550	175	20,725
Long-term debt	12,096	—	—	12,096
Total notional value	$23,745	$20,550	$175	$44,470
At December 31, 2023
Instruments associated with:
Investment securities	$11,649	$—	$—	$11,649
Loans	—	16,675	175	16,850
Long-term debt	9,693	—	—	9,693
Total notional value	$21,342	$16,675	$175	$38,192
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars and floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $70 million and a decrease to net interest income of $64 million for the three-month periods ended June 30, 2024, and 2023, respectively. For the six-month periods ended June 30, 2024 and 2023, the net amounts resulted in a decrease to net interest income of $138 million and $116 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Consolidated Balance Sheets. Huntington has also designated $662 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(39)	$138	$32	$(44)
Change in fair value of hedged investment securities (1)	38	(139)	(34)	42
Change in fair value of interest rate swaps hedging long-term debt (2)	(31)	(138)	(159)	(22)
Change in fair value of hedged long term debt (2)	31	138	159	22
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2024 2Q Form 10-Q 75

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At June 30, 2024	At December 31, 2023	At June 30, 2024	At December 31, 2023
Assets
Investment securities (1)	$17,535	$18,241	$(732)	$(698)
Liabilities
Long-term debt (2)	11,750	9,909	(274)	(115)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $16.9 billion, the cumulative basis adjustments associated with these hedging relationships was $642 million, and the notional amounts of the designated hedging instruments were $11.0 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(63) million at June 30, 2024 and $(69) million at December 31, 2023.
Cash Flow Hedges
At June 30, 2024, Huntington has $20.6 billion of interest rate swaps and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At June 30, 2024, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $137 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives at June 30, 2024 and December 31, 2023 were a net asset of $2 million and a net liability of $4 million, respectively. At June 30, 2024 and December 31, 2023, Huntington had commitments to sell residential real estate loans of $989 million and $674 million, respectively. These contracts mature in less than one year.
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

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Notional value	$1,460	$1,668
Trading liabilities	(51)	(69)

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Trading (losses) gains	$(10)	$(15)	$(29)	$(6)
76 Huntington Bancshares Incorporated

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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at June 30, 2024 and December 31, 2023, were $56 million and $47 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $45.4 billion and $44.5 billion at June 30, 2024 and December 31, 2023, respectively. Huntington’s credit risk from customer derivatives was $64 million and $122 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts was $311 million and $381 million at June 30, 2024 and December 31, 2023, respectively. The position of these derivatives was a net asset of $1 million and net liability of $2 million at June 30, 2024 and December 31, 2023, respectively.
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
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into collateral and master netting agreements with these counterparties, and routinely exchanges cash and high quality securities collateral. Huntington enters into transactions with customers to meet their financing, investing, payment, and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $351 million and $238 million at June 30, 2024 and December 31, 2023, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At June 30, 2024, Huntington pledged $104 million of investment securities and cash collateral to counterparties, while other counterparties pledged $436 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
2024 2Q Form 10-Q 77

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At June 30, 2024	$1,641	$(1,215)	$426	$—	$(29)	$397
At December 31, 2023	1,723	(1,330)	393	(45)	(4)	344

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At June 30, 2024	$1,604	$(884)	$720	$(21)	$(83)	$616
At December 31, 2023	1,421	(751)	670	—	(93)	577
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
The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Assets
Net loans and leases	$1,389	$—
Other assets	173	82
Total assets	$1,562	$82
Liabilities
Long-term borrowings	$1,265	$—
Other liabilities	63	57
Total liabilities	$1,328	$57
As part of the securitization transaction completed in the first quarter of 2024, Huntington transferred $1.6 billion in aggregate automobile loans to a SPE which was deemed to be a VIE. This SPE then issued approximately $1.6 billion of asset-backed notes, of which approximately $128 million were retained by Huntington. The primary purpose of the VIE in the securitization transaction is to issue asset-backed securities with varying levels of credit subordination and payment priority. Huntington retained notes and residual interest in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits that could potentially be significant to the VIE. In addition, Huntington retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. The assets of the VIE are restricted to the settlement of the asset-backed securities and other obligations of the VIE. Third-party holders of the asset-backed notes do not have recourse to the general assets of Huntington.
78 Huntington Bancshares Incorporated

The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The VIE is exposed to credit and prepayment risk, which are managed through credit enhancements in the form of reserve accounts, over-collateralization, excess interest on the loans, and the subordination of certain classes of asset-backed securities.
Consolidated VIEs at June 30, 2024 and December 31, 2023 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At June 30, 2024
Affordable Housing Tax Credit Partnerships	$2,416	$1,184	$2,416
Trust Preferred Securities	14	248	—
Other Investments	870	146	870
Total	$3,300	$1,578	$3,286
At December 31, 2023
Affordable Housing Tax Credit Partnerships	$2,297	$1,279	$2,297
Trust Preferred Securities	14	248	—
Other Investments	894	140	894
Total	$3,205	$1,667	$3,191
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Affordable housing tax credit investments	$3,579	$3,335
Less: amortization	(1,163)	(1,038)
Net affordable housing tax credit investments	$2,416	$2,297
Unfunded commitments	$1,184	$1,279
2024 2Q Form 10-Q 79

The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Tax credits and other tax benefits recognized	$76	$65	$152	$131
Proportional amortization expense included in provision for income taxes	63	54	126	109
There were no sales of affordable housing tax credit investments during the three-month and six-month periods ended June 30, 2024 and 2023. There was no impairment recognized for the three-month and six-month periods ended June 30, 2024 and 2023.
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
Other investments
Other investments determined to be VIEs include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At June 30, 2024	At December 31, 2023
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$33,776	$32,344
Consumer loan portfolio	19,749	19,270
Commercial real estate	1,940	2,543
Standby letters of credit and guarantees on industrial revenue bonds	728	814
Commercial letters of credit	14	9
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
80 Huntington Bancshares Incorporated

Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $27 million and $9 million at June 30, 2024 and December 31, 2023, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $117 million and $79 million as of June 30, 2024 and December 31, 2023, respectively, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $20 million at June 30, 2024 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
2024 2Q Form 10-Q 81

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
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s, reported results by business segment.

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended June 30, 2024
Net interest income (loss)	$1,007	$527	$(222)	$1,312
Provision for credit losses	76	24	—	100
Noninterest income	322	164	5	491
Noninterest expense	788	300	29	1,117
Provision (benefit) for income taxes	97	77	(68)	106
Income attributable to non-controlling interest	—	6	—	6
Net income (loss) attributable to Huntington	$368	$284	$(178)	$474
Three months ended June 30, 2023
Net interest income	$933	$547	$(134)	$1,346
Provision for credit losses	64	28	—	92
Noninterest income	302	167	26	495
Noninterest expense	765	274	11	1,050
Provision (benefit) for income taxes	86	86	(38)	134
Income attributable to non-controlling interest	—	6	—	6
Net income (loss) attributable to Huntington	$320	$320	$(81)	$559
Six months ended June 30, 2024
Net interest income (loss)	$1,963	$1,050	$(414)	$2,599
Provision for credit losses	122	85	—	207
Noninterest income	630	309	19	958
Noninterest expense	1,565	594	95	2,254
Provision (benefit) for income taxes	190	143	(141)	192
Income attributable to non-controlling interest	—	11	—	11
Net income (loss) attributable to Huntington	$716	$526	$(349)	$893
Six months ended June 30, 2023
Net interest income	$1,804	$1,088	$(137)	$2,755
Provision for credit losses	110	67	—	177
Noninterest income	646	323	38	1,007
Noninterest expense	1,519	552	65	2,136
Provision (benefit) for income taxes	173	166	(61)	278
Income attributable to non-controlling interest	—	10	—	10
Net income (loss) attributable to Huntington	$648	$616	$(103)	$1,161

	Assets		Deposits
(dollar amounts in millions)	At June 30, 2024	At December 31, 2023	At June 30, 2024	At December 31, 2023
Consumer & Regional Banking	$75,298	$73,082	$110,913	$110,157
Commercial Banking	63,107	63,377	38,110	35,466
Treasury / Other	57,905	52,909	5,344	5,607
Total	$196,310	$189,368	$154,367	$151,230

82 Huntington Bancshares Incorporated

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2023 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	—	$—	$1,000,000,000
May 1, 2024 to May 31, 2024	—	—	1,000,000,000
June 1, 2024 to June 30, 2024	—	—	1,000,000,000
Total	—	$—
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
2024 2Q Form 10-Q 83

Item 5. Other Information
Trading Plans
On January 31, 2024, Scott D. Kleinman, our Senior Executive Vice President and President of Commercial Banking, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Kleinman’s plan is for the vesting and sale of up to 56,684 shares of common stock underlying performance stock units in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earlier of the date all the shares under the plan are sold and January 17, 2025.
On January 24, 2024, Rajeev (Raj) Syal, our Senior Executive Vice President and Chief Human Resources Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Syal’s plan covers the following:
•the exercise and sale of up to 315,126 shares of common stock underlying stock options;
•the vesting and sale of up to 21,425 shares of common stock underlying restricted stock units;
•the vesting and sale of up to 49,458 shares of common stock underlying performance stock units; and
•the sale of up to 32,647 shares of common stock;
in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earlier of the date all the shares under the plan are sold and January 31, 2025.
84 Huntington Bancshares Incorporated

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 10, 2020.	001-34073	3.1
3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated on January 16, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.3
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.8	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023.	Current Report on Form 8-K dated July 21, 2023	001-34073	3.2
3.11	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 17, 2024.	Current Report on Form 8-K dated July 17, 2024	001-34073	3.1
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Huntington Bancshares Incorporated 2024 Long-Term Incentive Plan.	Current Report on Form 8-K dated April 17, 2024	001-34073	10.1
10.2	Letter Agreement dated May 31 2024, by and between Huntington Bancshares Incorporated and Gary Torgow.
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
***    The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2024 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
2024 2Q Form 10-Q 85

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 30, 2024	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2024	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)
86 Huntington Bancshares Incorporated