Form 10-Q
period 2024-09-30
HUNTINGTON BANCSHARES INC /MD/
filed 2024-10-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,452,811,392 shares of the registrant’s common stock ($0.01 par value) outstanding on September 30, 2024.

HUNTINGTON BANCSHARES INCORPORATED

2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BOLI	Bank Owned Life Insurance
C&I	Commercial and Industrial
CDs	Certificates of Deposit
CDS	Credit Default Swap
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 on a Basel III basis
CFPB	Bureau of Consumer Financial Protection
CLN	Credit Linked Note
CME	Chicago Mercantile Exchange
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EOP	End of Period
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
2024 3Q Form 10-Q 3

NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
RV	Recreational Vehicle
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To Be Announced
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language

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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. These include, but are not limited to, payments, mortgage banking, automobile, recreational vehicle and marine financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of September 30, 2024, we have 975 full-service branches and private client group offices which are located in Ohio, Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Minnesota, North Carolina, Pennsylvania, West Virginia, and Wisconsin. Select financial services and other activities are also conducted in various other states.
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
2024 3Q Form 10-Q 5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly and Year to Date Income Statement Data
	Three Months Ended				Nine Months Ended
(amounts in millions, except per share data)	September 30, 2024	September 30, 2023	Change		September 30, 2024	September 30, 2023	Change
			Amount	Percent			Amount	Percent
Interest income	$2,555	$2,313	$242	10%	$7,411	$6,566	$845	13%
Interest expense	1,204	945	259	27	3,461	2,443	1,018	42
Net interest income	1,351	1,368	(17)	(1)	3,950	4,123	(173)	(4)
Provision for credit losses	106	99	7	7	313	276	37	13
Net interest income after provision for credit losses	1,245	1,269	(24)	(2)	3,637	3,847	(210)	(5)
Noninterest income	523	509	14	3	1,481	1,516	(35)	(2)
Noninterest expense	1,130	1,090	40	4	3,384	3,226	158	5
Income before income taxes	638	688	(50)	(7)	1,734	2,137	(403)	(19)
Provision for income taxes	116	136	(20)	(15)	308	414	(106)	(26)
Income after income taxes	522	552	(30)	(5)	1,426	1,723	(297)	(17)
Income attributable to non-controlling interest	5	5	—	—	16	15	1	7
Net income attributable to Huntington	517	547	(30)	(5)	1,410	1,708	(298)	(17)
Dividends on preferred shares	36	37	(1)	(3)	107	106	1	1
Net income applicable to common shares	$481	$510	$(29)	(6)%	$1,303	$1,602	$(299)	(19)%

Average common shares—basic	1,453	1,448	5	—%	1,451	1,446	5	—%
Average common shares—diluted	1,477	1,468	9	1	1,475	1,468	7	—
Net income per common share—basic	$0.33	$0.35	$(0.02)	(6)	$0.90	$1.11	$(0.21)	(19)
Net income per common share—diluted	0.33	0.35	(0.02)	(6)	0.88	1.09	(0.21)	(19)
Return on average total assets	1.04%	1.16%			0.97%	1.22%
Return on average common shareholders’ equity	10.8	12.4			10.2	13.2
Return on average tangible common shareholders’ equity (1)	16.2	19.5			15.5	20.8
Net interest margin (2)	2.98	3.20			3.00	3.24
Efficiency ratio (3)	59.4	57.0			61.2	56.2

Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,351	$1,368	$(17)	(1)%	$3,950	$4,123	$(173)	(4)%
FTE adjustment (2)	13	11	2	18	39	31	8	26
Net interest income, FTE (non-GAAP) (2)	1,364	1,379	(15)	(1)	3,989	4,154	(165)	(4)
Noninterest income	523	509	14	3	1,481	1,516	(35)	(2)
Total revenue, FTE (non-GAAP) (2)	$1,887	$1,888	$(1)	—%	$5,470	$5,670	$(200)	(4)%
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
6 Huntington Bancshares Incorporated

Summary of 2024 Third Quarter Results Compared to 2023 Third Quarter
For the third quarter of 2024, we reported net income of $517 million, or $0.33 per diluted common share, compared with $547 million, or $0.35 per diluted common share, in the year-ago quarter.
Net interest income was $1.4 billion for the third quarter of 2024, a decrease of $17 million, or 1%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, decreased $15 million, or 1%, from the year-ago quarter. The decrease in FTE net interest income primarily reflected a 22 basis point decrease in the FTE NIM to 2.98% and a $14.4 billion, or 11%, increase in average interest-bearing liabilities, partially offset by a $10.9 billion, or 6%, increase in average earning assets.
The provision for credit losses increased $7 million, or 7%, from the year-ago quarter to $106 million in the third quarter of 2024. The ACL increased $68 million from the year-ago quarter to $2.4 billion in the third quarter of 2024, or 1.93% of total loans and leases, compared to $2.4 billion, or 1.96% of total loans and leases, for the year-ago quarter.
Noninterest income was $523 million, an increase of $14 million, or 3%, from the year-ago quarter, primarily due increases in capital markets and advisory fees, wealth and asset management revenue, and mortgage banking income, partially offset by the $33 million favorable mark-to-market on pay-fixed swaptions recognized in the year-ago quarter. Noninterest expense was $1.1 billion, an increase of $40 million, or 4%, from the year-ago quarter, primarily due to increases in personnel costs and outside data processing and other services, partially offset by decreases in deposit and other insurance expense and net occupancy.
Consolidated Balance Sheet and Capital Ratios as of September 30, 2024 Compared to Prior Year End
Total assets at September 30, 2024 were $200.5 billion, an increase of $11.2 billion, or 6%, compared to December 31, 2023. The increase in total assets was primarily driven by increases in loans and leases of $4.4 billion, or 4%, total investment securities of $3.5 billion, or 8%, and interest-earning deposits with banks of $2.4 billion, or 27%. Total liabilities at September 30, 2024 were $179.9 billion, an increase of $9.9 billion, or 6%, compared to December 31, 2023. The increase in total liabilities was primarily driven by increases in total deposits of $7.1 billion, or 5%, and long-term debt of $3.3 billion, or 26%.
The tangible common equity to tangible assets ratio increased to 6.4% at September 30, 2024, compared to 6.1% at December 31, 2023, primarily due to an improvement in AOCI driven by changes in interest rates, and an increase in tangible common equity from current period earnings, net of dividends, partially offset by an increase in tangible assets. CET1 risk-based capital ratio was 10.4% at September 30, 2024, compared to 10.2% at December 31, 2023. The increase in CET1 is primarily due to current period earnings, net of dividends, partially offset by an increase in risk-weighted assets and a reduction in the CECL transitional amount. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of the second quarter 2024 CLN transaction.
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
Our quarterly results reflect continued execution of our growth strategy and leveraging the strength of our balance sheet, delivered through increasing loan and deposit balances, in addition to expanding net interest income and noninterest income. We have continued our disciplined and proactive approach to managing credit quality consistent with our through the cycle aggregate moderate-to-low risk appetite. We remain focused on delivering profitable growth and driving value for our shareholders and believe Huntington is positioned to perform well through the dynamic environment.
2024 3Q Form 10-Q 7

Economy
The rate cutting cycle began with the Federal Reserve cutting the federal funds rate by 50 basis points at the September FOMC meeting. Inflation is still not to the Federal Reserve’s 2% target, however, it has been continuing to move lower. On the other side of the Federal Reserve’s dual mandate, employment data has deteriorated recently. The unemployment rate has increased from a cyclical low of 3.4% to 4.1% at September 30, 2024, including reaching 4.3% during the quarter. While the unemployment rate is still low by historical standards, the Federal Reserve has mentioned that risks have shifted to be more balanced and thus should likely warrant a less restrictive monetary policy. The Federal Reserve maintains that economic data will continue to drive their decision making process for rates.
The recent economic data has been mixed. Core manufacturing continues to contract, but the services sector is still slowly expanding. Overall U.S. consumer spending continues to be resilient defying expectations of a slowdown, although personal savings rates have been trending down over the course of 2024, which helps explain some of the resiliency. In addition, overall U.S. credit card balances and delinquency rates are both increasing. While overall risks are increasing, most economists still expect either a soft landing or a short and shallow recession.
Other Recent Developments
In June 2024, the FDIC adopted a final rule to modify the required frequency and informational content of resolution plan submissions applicable to insured depository institutions with $50 billion or more in total assets, which describe the insured depository institution’s strategy for a rapid and orderly resolution in the event of material financial distress or failure. As a result of the final rule, the Bank will be required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, the final rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions, which would be subject to potential FDIC enforcement action. The final rule became effective October 1, 2024 and the deadline for the first resolution plan submission is July 1, 2025.
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

8 Huntington Bancshares Incorporated

Average Balance Sheet / Net Interest Income
The following tables detail the change in our average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheets and Net Interest Margin Analysis
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average	Interest Income/Expense	Yield/	Average	Interest Income/Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$12,532	$174	5.55%	$9,547	$131	5.48%	$2,985	31%
Securities:
Trading account securities	136	1	3.28	128	1	4.98	8	6
Available-for-sale securities:
Taxable	25,434	331	5.21	19,834	259	5.22	5,600	28
Tax-exempt	2,699	35	5.23	2,807	37	5.08	(108)	(4)
Total available-for-sale securities	28,133	366	5.21	22,641	296	5.20	5,492	24
Held-to-maturity securities—taxable	15,078	93	2.47	16,356	99	2.43	(1,278)	(8)
Other securities	829	11	4.86	859	19	9.22	(30)	(3)
Total securities	44,176	471	4.26	39,984	415	4.15	4,192	10
Loans held for sale	676	12	6.92	633	10	6.42	43	7
Loans and leases: (3)
Commercial:
Commercial and industrial	52,194	840	6.31	49,448	776	6.15	2,746	6
Commercial real estate	11,744	227	7.55	12,955	253	7.63	(1,211)	(9)
Lease financing	5,180	86	6.51	5,050	73	5.60	130	3
Total commercial	69,118	1,153	6.53	67,453	1,102	6.39	1,665	2
Consumer:
Residential mortgage	24,074	241	4.00	23,278	213	3.66	796	3
Automobile	13,584	191	5.59	12,747	145	4.51	837	7
Home equity	10,089	199	7.86	10,108	195	7.66	(19)	—
RV and marine	6,046	79	5.24	5,813	73	4.96	233	4
Other consumer	1,596	48	11.69	1,385	40	11.67	211	15
Total consumer	55,389	758	5.45	53,331	666	4.97	2,058	4
Total loans and leases	124,507	1,911	6.05	120,784	1,768	5.76	3,723	3
Total earning assets	181,891	2,568	5.62	170,948	2,324	5.39	10,943	6
Cash and due from banks	1,407			1,559			(152)	(10)
Goodwill and other intangible assets	5,674			5,722			(48)	(1)
All other assets	11,620			10,576			1,044	10
Allowance for loan and lease losses	(2,314)			(2,206)			(108)	(5)
Total assets	$198,278			$186,599			$11,679	6%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$40,918	$228	2.22%	$39,757	$199	1.98%	$1,161	3%
Money market deposits	50,334	451	3.56	41,445	327	3.12	8,889	21
Savings and other domestic deposits	15,863	13	0.33	17,774	6	0.15	(1,911)	(11)
Core certificates of deposit (4)	13,819	165	4.74	11,348	119	4.17	2,471	22
Other domestic deposits of $250,000 or more	455	5	4.37	406	4	3.78	49	12
Negotiable CDs, brokered and other deposits	6,299	83	5.27	4,634	58	4.93	1,665	36
Total interest-bearing deposits	127,688	945	2.94	115,364	713	2.45	12,324	11
Short-term borrowings	826	14	6.52	859	17	7.60	(33)	(4)
Long-term debt	15,878	245	6.19	13,772	215	6.27	2,106	15
Total interest-bearing liabilities	144,392	1,204	3.32	129,995	945	2.88	14,397	11
Demand deposits—noninterest-bearing	28,800			32,786			(3,986)	(12)
All other liabilities	4,925			5,028			(103)	(2)
Total liabilities	178,117			167,809			10,308	6
Total Huntington shareholders’ equity	20,113			18,741			1,372	7
Non-controlling interest	48			49			(1)	(2)
Total equity	20,161			18,790			1,371	7
Total liabilities and equity	$198,278			$186,599			$11,679	6%
Net interest rate spread			2.30			2.51
Impact of noninterest-bearing funds on margin			0.68			0.69
Net interest margin/NII (FTE)		$1,364	2.98%		$1,379	3.20%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
(4)Includes consumer certificates of deposit of $250,000 or more.

2024 3Q Form 10-Q 9

Quarterly Net Interest Income
Net interest income for the third quarter of 2024 decreased $17 million, or 1%, from the third quarter of 2023. FTE net interest income, a non-GAAP financial measure, for the third quarter of 2024 decreased $15 million, or 1%, from the third quarter of 2023. The decrease in FTE net interest income primarily reflected a 22 basis point decrease in the FTE NIM to 2.98% and a $14.4 billion, or 11%, increase in average interest-bearing liabilities, partially offset by a $10.9 billion, or 6%, increase in average earning assets. The lower NIM was primarily driven by higher cost of funds given the higher interest rate environment and a $12.3 billion, or 11%, increase in interest-bearing deposits, partially offset by higher loan and lease and investment security yields.
Quarterly Average Balance Sheet
Average assets for the third quarter of 2024 were $198.3 billion, an increase of $11.7 billion, or 6%, from the third quarter of 2023, primarily due to increases in average total securities of $4.2 billion, or 10%, average loans and leases of $3.7 billion, or 3%, and average interest-earning deposits with banks of $3.0 billion, or 31%. The increase in average loans and leases was driven by growth in average consumer loans of $2.1 billion, or 4%, and average commercial loans and leases of $1.7 billion, or 2%.
Average liabilities for the third quarter of 2024 increased $10.3 billion, or 6%, from the third quarter of 2023, primarily due to increases in average deposits of $8.3 billion, or 6%, and in total borrowings of $2.1 billion, or 14%. Average deposits increased due to an increase in average interest-bearing deposits of $12.3 billion, or 11%, partially offset by a decrease in noninterest-bearing deposits of $4.0 billion, or 12%. The increase in average interest-bearing deposits was primarily due to increases in average money market deposits and certificates of deposits, partially offset by decreases in savings and other domestic deposits. The increase in total borrowings was primarily due to the addition of auto securitization trust in the first quarter of 2024 and the normal management of funding needs.
Average shareholders’ equity for the third quarter of 2024 increased $1.4 billion, or 7%, from the third quarter of 2023, primarily due to the benefit from a decrease in average accumulated other comprehensive loss and earnings, net of dividends.
10 Huntington Bancshares Incorporated

Table 3 - Consolidated YTD Average Balance Sheets and Net Interest Margin
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average	Interest Income/Expense	Yield/	Average	Interest Income/Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,141	$462	5.53%	$9,071	$353	5.19%	$2,070	23%
Securities:
Trading account securities	137	5	4.52	61	2	4.98	76	125
Available-for-sale securities:
Taxable	24,049	949	5.26	20,702	743	4.79	3,347	16
Tax-exempt	2,686	103	5.12	2,731	99	4.79	(45)	(2)
Total available-for-sale securities	26,735	1,052	5.25	23,433	842	4.79	3,302	14
Held-to-maturity securities—taxable	15,285	281	2.45	16,696	303	2.42	(1,411)	(8)
Other securities	777	30	5.09	1,003	40	5.37	(226)	(23)
Total securities	42,934	1,368	4.25	41,193	1,187	3.84	1,741	4
Loans held for sale	569	29	6.77	548	25	6.13	21	4
Loans and leases: (3)
Commercial:
Commercial and industrial	51,517	2,470	6.30	49,559	2,208	5.88	1,958	4
Commercial real estate	12,155	700	7.57	13,323	729	7.21	(1,168)	(9)
Lease financing	5,111	247	6.35	5,137	212	5.44	(26)	(1)
Total commercial	68,783	3,417	6.53	68,019	3,149	6.10	764	1
Consumer:
Residential mortgage	23,898	700	3.91	22,793	603	3.53	1,105	5
Automobile	13,044	521	5.33	12,971	408	4.20	73	1
Home equity	10,072	590	7.83	10,173	563	7.40	(101)	(1)
RV and marine	5,968	229	5.13	5,554	194	4.67	414	7
Other consumer	1,511	134	11.78	1,341	115	11.49	170	13
Total consumer	54,493	2,174	5.33	52,832	1,883	4.76	1,661	3
Total loans and leases	123,276	5,591	6.00	120,851	5,032	5.52	2,425	2
Total earning assets	177,920	7,450	5.59	171,663	6,597	5.14	6,257	4
Cash and due from banks	1,413			1,598			(185)	(12)
Goodwill and other intangible assets	5,686			5,738			(52)	(1)
All other assets	11,671			10,594			1,077	10
Allowance for loan and lease losses	(2,295)			(2,174)			(121)	(6)
Total assets	$194,395			$187,419			$6,976	4%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$39,501	$634	2.14%	$40,058	$498	1.66%	$(557)	(1)%
Money market deposits	48,240	1,306	3.61	39,181	754	2.57	9,059	23
Savings and other domestic deposits	16,281	35	0.29	18,818	15	0.11	(2,537)	(13)
Core certificates of deposit (4)	13,905	491	4.72	8,659	245	3.79	5,246	61
Other domestic deposits of $250,000 or more	455	15	4.33	326	8	3.27	129	40
Negotiable CDs, brokered and other deposits	5,783	228	5.27	4,650	169	4.85	1,133	24
Total interest-bearing deposits	124,165	2,709	2.91	111,692	1,689	2.02	12,473	11
Short-term borrowings	1,112	52	6.22	3,478	151	5.80	(2,366)	(68)
Long-term debt	14,936	700	6.25	13,700	603	5.87	1,236	9
Total interest-bearing liabilities	140,213	3,461	3.30	128,870	2,443	2.53	11,343	9
Demand deposits—noninterest-bearing	29,444			34,933			(5,489)	(16)
All other liabilities	5,160			4,960			200	4
Total liabilities	174,817			168,763			6,054	4
Total Huntington shareholders’ equity	19,529			18,607			922	5
Non-controlling interest	49			49			—	—
Total equity	19,578			18,656			922	5
Total liabilities and shareholders’ equity	$194,395			$187,419			$6,976	4%
Net interest rate spread			2.29			2.61
Impact of noninterest-bearing funds on margin			0.71			0.63
Net interest margin/NII		$3,989	3.00%		$4,154	3.24%
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

2024 3Q Form 10-Q 11

Year to Date Net Interest Income
Net interest income for the first nine-month period of 2024 decreased $173 million, or 4%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first nine-month period of 2024 decreased $165 million, or 4%, from the year-ago period. The decrease in FTE net interest income reflected a 24 basis point decrease in the FTE NIM to 3.00% and a $11.3 billion, or 9%, increase in interest-bearing liabilities, partially offset by a $6.3 billion, or 4%, increase in average total earning assets. The NIM compression was primarily due to the higher rate environment driving higher cost of funds, partially offset by an increase in loans and lease and investment security yields.
Year to Date Average Balance Sheet
Average assets for the first nine-month period of 2024 were $194.4 billion, an increase of $7.0 billion, or 4%, from the year-ago period, primarily due to increases in average loans and leases of $2.4 billion, or 2%, interest-earning deposits with banks of $2.0 billion, or 23%, and total securities of $1.7 billion, or 4%. The increase in average loans and leases included growth in average consumer loans of $1.7 billion, or 3%, and average commercial loans and leases of $764 million, or 1%.
Average liabilities for the first nine-month period of 2024 increased $6.1 billion, or 4%, from the year-ago period, primarily due to an increase in average deposits. Total average deposits increased $7.0 billion, or 5%, due to an increase in average interest-bearing deposits of $12.5 billion, or 11%, partially offset by a decrease in noninterest-bearing deposits of $5.5 billion, or 16%. The increase in average interest-bearing deposits was driven by increases in average money market deposits and certificates of deposits, partially offset by a decrease in savings and other domestic deposits.
Average shareholders’ equity for the first nine-month period of 2024 increased $922 million, or 5%, from the year-ago period primarily due to earnings, net of dividends, and the benefit from a decrease in average accumulated other comprehensive loss.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the third quarter of 2024 was $106 million, an increase of $7 million, or 7%, compared to the third quarter of 2023. Provision for credit losses for the first nine-month period of 2024 was $313 million, an increase of $37 million, or 13%, compared to the year-ago period. The increase over the prior year-to-date period reflects increased charge-off activity in the current year partially offset by a slightly higher allowance build in the year-ago period. Overall coverage ratios remain reflective of the current macroeconomic environment including recognition of near-term recessionary risks.
The components of the provision for credit losses were as follows:

Table 4 - Provision for Credit Losses
	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Provision for loan and lease losses	$24	$104	$255	$266
Provision (benefit) for unfunded lending commitments	82	(5)	56	10
Provision for securities	—	—	2	—
Total provision for credit losses	$106	$99	$313	$276
12 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented:

Table 5 - Noninterest Income
	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2024	2023	Percent	2024	2023	Percent
Payments and cash management revenue	$158	$152	4%	$458	$435	5%
Wealth and asset management revenue	93	79	18	271	242	12
Customer deposit and loan fees	86	80	8	246	232	6
Capital markets and advisory fees	78	52	50	207	179	16
Leasing revenue	19	32	(41)	60	83	(28)
Mortgage banking income	38	27	41	99	86	15
Insurance income	18	18	—	55	55	—
Bank owned life insurance income	20	18	11	53	50	6
Gain on sale of loans	7	2	250	14	13	8
Net gains (losses) on sales of securities	—	—	—	—	(4)	NM
Other noninterest income	6	49	(88)	18	145	(88)
Total noninterest income	$523	$509	3%	$1,481	$1,516	(2)%
Noninterest income for the third quarter of 2024 was $523 million, an increase of $14 million, or 3%, from the year-ago quarter. Capital markets and advisory fees increased $26 million, or 50%, primarily due to higher underwriting and interest rate derivative fees. Wealth and asset management revenue increased $14 million, or 18%, reflecting an increase in assets under management and higher fixed annuity commissions. Mortgage banking income increased $11 million, or 41%, primarily due to higher saleable spreads. Payments and cash management revenue increased $6 million, or 4%, primarily reflecting higher card and merchant acquiring transaction revenue. Customer deposit and loan fees increased $6 million, or 8%, primarily due to higher loan commitment fees. Partially offsetting these increases, other noninterest income decreased $43 million, or 88%. Other noninterest income in the third quarter of 2023 included a $33 million favorable mark-to-market on pay-fixed swaptions, while the third quarter of 2024 included $8 million of contra-revenue related to premium costs and mark-to-market associated with credit risk transfer transactions. Leasing revenue also decreased $13 million, or 41%, driven by lower income from terminated leases.
Noninterest income for the first nine-month period of 2024 decreased $35 million, or 2%, from the year-ago period. Other noninterest income decreased $127 million, or 88%, primarily due to a $57 million gain on the sale of our RPS business and an $18 million favorable mark-to-market on pay-fixed swaptions recognized in the first nine-month period of 2023, and $19 million of contra-revenue related to premium costs and mark-to-market associated with credit risk transfer transactions recognized in the first nine-month period of 2024. Leasing revenue decreased $23 million, or 28%, driven by lower income on terminated leases and operating lease income. Partially offsetting these decreases, wealth and asset management revenue increased $29 million, or 12%, reflecting higher fixed annuity commissions and an increase in assets under management. Capital markets and advisory fees increased $28 million, or 16%, primarily due to higher underwriting fees. Payments and cash management revenue increased $23 million, or 5%, reflecting higher commercial treasury management and card transaction revenue. Customer deposit and loan fees increased $14 million, or 6%, primarily reflecting higher deposit fees. Mortgage banking income increased $13 million, or 15%, primarily reflecting increases in net servicing income and saleable spreads.
2024 3Q Form 10-Q 13

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented:

Table 6 - Noninterest Expense
	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2024	2023	Percent	2024	2023	Percent
Personnel costs	$684	$622	10%	$1,986	$1,884	5%
Outside data processing and other services	167	149	12	498	448	11
Deposit and other insurance expense	15	25	(40)	94	68	38
Equipment	65	65	—	197	193	2
Net occupancy	57	67	(15)	165	181	(9)
Marketing	33	29	14	88	86	2
Professional services	21	27	(22)	72	64	13
Amortization of intangibles	11	12	(8)	35	38	(8)
Lease financing equipment depreciation	4	6	(33)	12	22	(45)
Other noninterest expense	73	88	(17)	237	242	(2)
Total noninterest expense	$1,130	$1,090	4%	$3,384	$3,226	5%
Number of employees (average full-time equivalent)	20,043	19,826	1%	19,896	20,073	(1)%
Noninterest expense for the third quarter of 2024 was $1.1 billion, an increase of $40 million, or 4%, from the year-ago quarter. Personnel costs increased $62 million, or 10%, primarily due to higher salary, benefit, and incentive compensation expense. Outside data processing and other services increased $18 million, or 12%, reflecting higher technology and data expense. Partially offsetting these increases, other noninterest expense decreased $15 million, or 17%, largely due to a gain from the call of subordinated debt and lower franchise and other taxes, deposit and other insurance expense decreased $10 million, or 40%, primarily due to $7 million of expense reduction attributable to the FDIC DIF special assessment, and net occupancy expense decreased $10 million, or 15%, primarily due to a decrease in corporate real estate consolidation expense.
Noninterest expense for the first nine-month period of 2024 increased $158 million, or 5%, from the year-ago period. Personnel costs increased $102 million, or 5%, primarily due to increases in salary, incentive compensation, and benefit expense, partially offset by a $31 million decrease in severance expense related to staffing efficiencies. Outside data processing increased $50 million, or 11%, primarily due to higher technology and data expense. Deposit and other insurance expense increased $26 million, or 38%, primarily due to $31 million of additional expense attributable to the FDIC DIF special assessment. Partially offsetting these increases, lease financing equipment depreciation expense decreased $10 million, or 45%.
Provision for Income Taxes
The provision for income taxes in the third quarter of 2024 was $116 million, compared to $136 million in the third quarter of 2023. The provision for income taxes for the nine-month periods ended September 30, 2024 and September 30, 2023 was $308 million and $414 million, respectively. All periods included the benefits from general business credits, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The effective tax rate for the third quarter of 2024 and third quarter of 2023 was 18.2% and 19.7%, respectively. The effective tax rates for the nine-month periods ended September 30, 2024 and September 30, 2023 were 17.8% and 19.4%, respectively. The variances between the third quarter of 2024 compared to the third quarter of 2023 related primarily to lower pretax income and capital losses. The variances between the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023 related primarily to lower pretax income, stock-based compensation, and discrete tax benefits.
The net federal deferred tax asset was $515 million, and the net state deferred tax asset was $80 million at September 30, 2024.
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
We classify / aggregate risk into seven risk pillars: credit, market, liquidity, operational, compliance, strategic, and reputation. More information on risk can be found in Item 1A Risk Factors below, the Risk Factors section included in Item 1A of our 2023 Annual Report on Form 10-K and subsequent filings with the SEC. The MD&A included in our 2023 Annual Report on Form 10-K should be read in conjunction with this MD&A, as this discussion provides only material updates to the 2023 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2023 Annual Report on Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 3 - “Investment Securities and Other Securities” of the Notes to the Unaudited Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, caps, swaptions, swaption collars, floors, forward contracts, and forward starting interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. While there is credit risk associated with derivative activity, we believe this exposure is minimal.
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
2024 3Q Form 10-Q 15

At September 30, 2024, our loans and leases totaled $126.4 billion, representing a $4.4 billion, or 4%, increase compared to $122.0 billion at December 31, 2023.
The table below provides the composition of our total loan and lease portfolio:

Table 7 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At September 30, 2024		At December 31, 2023
Commercial:
Commercial and industrial	$53,601	43%	$50,657	42%
Commercial real estate	11,543	9	12,422	10
Lease financing	5,342	4	5,228	4
Total commercial	70,486	56	68,307	56
Consumer:
Residential mortgage	24,100	19	23,720	20
Automobile	14,003	11	12,482	10
Home equity	10,129	8	10,113	8
RV and marine	6,042	5	5,899	5
Other consumer	1,627	1	1,461	1
Total consumer	55,901	44	53,675	44
Total loans and leases	$126,387	100%	$121,982	100%
Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC and is used to ensure a high quality, well-diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low, through-the-cycle risk appetite. Changes to existing concentration limits, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics, require the approval of the ROC prior to implementation.

16 Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type:

Table 8 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At September 30, 2024		At December 31, 2023
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,505	13%	$15,897	13%
Retail trade (2)	11,682	9	11,417	9
Manufacturing	7,350	6	7,183	6
Finance and insurance (1)	6,602	5	5,025	4
Health care and social assistance (1)	4,775	4	4,464	4
Wholesale Trade	3,823	3	3,647	3
Accommodation and food services	3,150	2	3,107	3
Transportation and warehousing	3,108	2	3,107	3
Utilities	2,000	2	2,533	2
Professional, scientific, and technical services	1,951	2	2,035	2
Other Services	1,930	2	1,864	2
Construction	1,811	1	1,738	1
Admin./Support/Waste Mgmt. and Remediation Services	1,701	1	1,498	1
Arts, entertainment, and recreation	1,496	1	1,366	1
Information	1,458	1	1,291	1
Public administration	647	1	704	1
Educational Services	502	1	448	—
Agriculture, forestry, fishing, and hunting	440	—	454	—
Management of companies and enterprises	239	—	122	—
Mining, quarrying, and oil and gas extraction	136	—	102	—
Unclassified/other	180	—	305	—
Total commercial loans and leases by industry category	70,486	56	68,307	56
Residential mortgage	24,100	19	23,720	20
Automobile	14,003	11	12,482	10
Home equity	10,129	8	10,113	8
RV and marine	6,042	5	5,899	5
Other consumer loans	1,627	1	1,461	1
Total loans and leases	$126,387	100%	$121,982	100%
(1)     Non-real estate secured commercial loans to REITs, which are classified in the C&I loan category, are included in the real estate, finance and insurance, and health care industry types.
(2)    Amounts include $4.1 billion and $3.3 billion of auto dealer services loans at September 30, 2024 and December 31, 2023, respectively.
The following tables present our commercial real estate portfolio by property-type and geographic location.

Table 9 - Commercial Real Estate Portfolio by Property-type
	At September 30, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Property-Type	% of Total Loans and Leases	Amount by Property-Type	% of Total Loans and Leases
Multi-family	$4,524	3%	$4,708	4%
Warehouse/Industrial	1,954	2	2,029	2
Office	1,601	1	1,825	1
Retail	1,580	1	1,725	1
Hotel	853	1	938	1
Other	1,031	1	1,197	1
Total commercial real estate loans and leases	$11,543	9%	$12,422	10%
2024 3Q Form 10-Q 17

Table 10 - Commercial Real Estate Portfolio by Geographic Location
	At September 30, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE loans and leases	Amount by Location (1)	% of Total CRE loans and leases
Ohio	$2,228	19%	$2,364	19%
Michigan	2,183	19	2,498	20
Florida	823	7	733	6
Illinois	731	6	904	7
Texas	619	5	605	5
Virginia	427	4	393	3
Georgia	422	4	368	3
Minnesota	419	4	462	4
Pennsylvania	407	4	358	3
Colorado	399	3	398	3
Other	2,885	25	3,339	27
Total commercial real estate loans and leases	$11,543	100%	$12,422	100%
(1)    Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $11.5 billion at September 30, 2024, a decrease of $879 million, or 7%, compared to December 31, 2023, driven by loan pay-offs and low demand for new originations. The CRE portfolio had an associated allowance coverage of 4.4% and 4.2% at September 30, 2024 and December 31, 2023, respectively.
With remote work options leading to increased vacancy rates and underutilization of office space across the country, the office sector continues to be an area of uncertainty. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.6 billion, or 1% of total loans and leases, as of September 30, 2024, compared to $1.8 billion, or 1% of total loans and leases, at December 31, 2023. We have established ACL reserves of approximately 11% for our CRE office portfolio as of September 30, 2024, compared to approximately 10% at December 31, 2023. At September 30, 2024, there was $31 million of outstanding balances in the office portfolio that were 30 or more days past due.
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
Credit quality performance in the third quarter of 2024 reflected NCOs of $93 million, or 0.30% of average total loans and leases, annualized, an increase of $20 million, compared to $73 million, or 0.24%, in the year-ago quarter. The increase reflects an $11 million increase in consumer NCOs to $39 million and a $9 million increase in commercial NCOs to $54 million in the third quarter of 2024. NPAs increased from December 31, 2023 by $73 million, or 10%, primarily driven by a $64 million increase in commercial and industrial NALs.
NPAs and NALs
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $549 million of commercial related NALs at September 30, 2024, $267 million, or 49%, represented loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management.
18 Huntington Bancshares Incorporated

The following table reflects period-end NALs and NPAs detail:

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Nonaccrual loans and leases (NALs):
Commercial and industrial	$408	$344
Commercial real estate	132	140
Lease financing	9	14
Residential mortgage	82	72
Automobile	5	4
Home equity	100	91
RV and marine	2	2
Total nonaccrual loans and leases	738	667
Other real estate, net	8	10
Other NPAs (1)	38	34
Total nonperforming assets	$784	$711
Nonaccrual loans and leases as a % of total loans and leases	0.58%	0.55%
NPA ratio (2)	0.62	0.58
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
ACL
The baseline scenario used in the September 30, 2024 ACL determination assumes the labor market has softened with the unemployment rate peaking at 4.2% in the third quarter of this year. Marginal improvement is expected moving forward with unemployment returning to 4.0% by 2026. The Federal Reserve is projected to enter into a cycle of rate cuts, with regular cuts forecast throughout the remainder of 2024 through 2026 until reaching 3% by 2027. Inflation is forecasted to approach the Federal Reserve’s target level of 2% by the end of 2024 and stabilize in 2025. The GDP is forecasted to continue to slow from 1.8% in the third quarter to 1.5% by the end of 2024. GDP is then forecasted to show marginal improvement throughout 2025, ending the fourth quarter of 2025 at 1.7%.
Management uses a probability-weighted approach that incorporates a baseline, an adverse, and a more favorable economic scenario when formulating the quantitative estimate for the allowance. The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2023:

Table 12 - Forecasted Key Macroeconomic Variables
	2023	2024		2025
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2023	3.8%	3.9%	4.0%	4.1%	4.0%
3Q 2024	N/A	N/A	4.1	4.1	4.1

Gross Domestic Product (1)
4Q 2023	0.8%	1.2%	1.5%	1.9%	2.2%
3Q 2024	N/A	N/A	1.5	1.7	1.7
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
2024 3Q Form 10-Q 19

Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2024 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
Our ACL evaluation process includes the on-going assessment of credit quality metrics and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ALLL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL:

Table 13 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At September 30, 2024			At December 31, 2023
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$937	42%	43%	$993	44%	42%
Commercial real estate	510	23	9	522	23	10
Lease financing	51	2	4	48	2	4
Total commercial	1,498	67	56	1,563	69	56
Consumer
Residential mortgage	193	8	19	188	8	20
Automobile	138	6	11	142	7	10
Home equity	149	7	8	114	5	8
RV and marine	150	7	5	148	7	5
Other consumer	107	5	1	100	4	1
Total consumer	737	33	44	692	31%	44%
Total ALLL	2,235			2,255
AULC	201			145
Total ACL	$2,436			$2,400
Total ALLL as a % of
Total loans and leases	1.77%			1.85%
Nonaccrual loans and leases	303			338
NPAs	285			317
Total ACL as % of
Total loans and leases	1.93%			1.97%
Nonaccrual loans and leases	330			360
NPAs	311			337
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
The ACL was $2.4 billion, or 1.93% of total loans and leases, at September 30, 2024, compared to $2.4 billion, or 1.97% of total loans and leases, at December 31, 2023. The marginal absolute increase in the total ACL was driven by loan and lease portfolio growth during the first nine months of 2024. The reduction in the ACL coverage ratio at September 30, 2024 is reflective of the current macro-economic environment and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
20 Huntington Bancshares Incorporated

NCOs
The table below reflects NCO detail for each of the periods presented:

Table 14 - Net Charge-off Analysis
	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$51	$32	$114	$68
Commercial real estate	5	11	54	36
Lease financing	(2)	2	(2)	(3)
Total commercial	54	45	166	101
Consumer:
Residential mortgage	—	1	1	2
Automobile	8	4	23	12
Home equity	(1)	—	(1)	(1)
RV and marine	6	3	15	7
Other consumer	26	20	71	58
Total consumer	39	28	109	78
Total net charge-offs	$93	$73	$275	$179
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.39%	0.26%	0.29%	0.18%
Commercial real estate	0.17	0.35	0.59	0.37
Lease financing	(0.18)	0.12	(0.05)	(0.08)
Total commercial	0.31	0.27	0.32	0.20
Consumer:
Residential mortgage	—	0.01	—	0.01
Automobile	0.24	0.14	0.24	0.13
Home equity	(0.02)	(0.01)	—	(0.02)
RV and marine	0.37	0.16	0.33	0.16
Other consumer	6.38	6.09	6.25	5.88
Total consumer	0.28	0.21	0.27	0.20
Net charge-offs as a % of average loans and leases	0.30%	0.24%	0.30%	0.20%
NCOs were an annualized 0.30% of average loans and leases in the third quarter of 2024, up from 0.24% in the year-ago quarter, reflecting the continued normalization of net charge-offs. NCOs for commercial loans and leases and consumer loans were higher, with annualized commercial loan and lease NCOs of 0.31% in the third quarter of 2024, compared to 0.27% in the year-ago quarter, and annualized consumer loan NCOs of 0.28% in the third quarter of 2024, compared to 0.21% in the year-ago quarter.

NCOs were an annualized 0.30% of average loans and leases for the first nine-month period of 2024, up from 0.20% in the year ago period. NCOs for the commercial loans and leases and consumer loans were higher, with annualized commercial loan and lease NCOs of 0.32% in the current period, compared to 0.20% in the year-ago period, and annualized consumer loan NCOs of 0.27% in the current period, compared to 0.20% in the year-ago period.
2024 3Q Form 10-Q 21

Market Risk
Market risk refers to potential losses arising from changes in interest rates, credit spreads, foreign exchange rates, equity prices, and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces market risk. We are primarily exposed to interest rate risk as a result of offering a wide array of financial products to our customers and secondarily to price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions, equity investments, and investments in securities backed by mortgage loans.
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
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest-bearing deposits on our total deposit beta. Our cumulative to-date total deposit beta (total cost of deposits) is 46% through the most recent rising rate cycle, which started in March 2022 and concluded in September 2024.
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

Table 15 - Net Interest Income at Risk
	At September 30, 2024			At December 31, 2023
	Federal Funds Rate (1)			Federal Funds Rate (1)
Basis point change scenario	Starting Point (2)	Month 12 (3)	NII at Risk (%)	Starting Point (2)	Month 12 (3)	NII at Risk (%)
+200	5.00%	5.00%	2.7%	5.50%	5.75%	5.5%
+100	5.00	4.00	1.4	5.50	4.75	3.0
Base	5.00	3.00	—	5.50	3.75	—
-100	5.00	2.00	-1.6	5.50	2.75	-2.8
-200	5.00	1.00	-3.5	5.50	1.75	-5.6
(1)Represents the upper bound.
(2)Represents the spot federal funds rate.
(3)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
22 Huntington Bancshares Incorporated

The NII at Risk shows that the balance sheet is asset sensitive at both September 30, 2024, and December 31, 2023. The primary drivers to the change in sensitivity include current and projected balance sheet composition over the simulation horizon, including longer securities portfolio reinvestment duration and executed hedging activity.
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

Table 16 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At September 30, 2024	-2.6%	0.7%	-3.6%	-9.2%
At December 31, 2023	0.1	1.6	-3.8	-8.8
The change in sensitivity from December 31, 2023 was driven primarily by market rates, ongoing balance sheet modeling assumption enhancements, such as updated credit spread discounting methodology and BOLI sensitivity measurement, and changes to actual balance sheet composition.
Use of Derivatives to Manage Interest Rate Risk
An integral component of our interest rate risk management strategy is the use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. A variety of derivative financial instruments, principally interest rate swaps, caps, swaptions, swaption collars, floors, forward contracts, and forward starting interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements.
Table 17 shows all swap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rate variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 - “Derivative Financial Instruments” of the Notes to Unaudited Consolidated Financial Statements.
2024 3Q Form 10-Q 23

The following presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 17 - Information on Asset Liability Management Instruments
		Weighted Average Maturity (years)		Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)	Notional Value		Fair Value
At September 30, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,711	2.36	$423	1.38%	5.37%
Pay Fixed - Receive SOFR - forward starting (2)	928	7.71	16	2.81	—
Loans:
Receive Fixed - Pay SOFR	10,075	2.43	(132)	2.75	5.33
Receive Fixed - Pay SOFR - forward starting (3)	4,725	4.45	108	3.71	—
Liability conversion swaps
Receive Fixed - Pay SOFR	8,338	3.06	(42)	3.45	5.36
Receive Fixed - Pay SOFR - forward starting (3)	2,875	4.16	40	3.53	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	2.08	57	2.79 / 3.87	—
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	1.83	—	5.37	5.37
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.06	—	5.41	5.33
Total swap portfolio	$43,827		$470
At December 31, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,721	3.11	$683	1.37%	5.42%
Pay Fixed - Receive SOFR - forward starting (2)	928	8.46	18	2.81	—
Loans:
Receive Fixed - Pay SOFR	9,275	3.06	(243)	2.77	5.34
Receive Fixed - Pay SOFR - forward starting (6)	1,400	4.20	(19)	2.90	—
Liability conversion swaps
Receive Fixed - Pay SOFR	7,568	3.40	(199)	2.95	5.14
Receive Fixed - Pay SOFR - forward starting (6)	2,125	3.16	45	4.33	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	5,000	2.29	38	2.97/3.97	—
Purchased Floor Spread - SOFR forward starting (7)	1,000	5.54	26	1.88/3.38	—
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	2.58	—	5.33	5.41
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.81	—	5.45	5.33
Total swap portfolio	$38,192		$349
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from April 2025 to October 2027.
(3)Forward starting swaps effective starting from January 2025 to June 2026.
(4)The weighted average fixed rates for floor spreads are the weighted average strike rates for the upper and lower bounds of the instruments.
(5)Basis swaps have variable pay and variable receive resets. Weighted average fixed fate column represents pay rate reset.
(6)Forward starting swaps effective starting April 2024 to January 2025.
(7)Forward starting floor spreads effective starting from May 2024 to September 2024.
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
At September 30, 2024, we had a total of $515 million of capitalized MSRs representing the right to service $33.6 billion in mortgage loans.
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
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At September 30, 2024, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
2024 3Q Form 10-Q 25

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
Our largest source of liquidity on a consolidated basis is core deposits, which provide stable and lower-cost funding. Core deposits were $151.3 billion at September 30, 2024, which comprised 96% of total deposits, compared to $145.5 billion, and 96% of total deposits, at December 31, 2023. The $5.8 billion, or 4%, increase in core deposits, compared to December 31, 2023 was primarily driven by an increase in money market deposits. Our core deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in our granular and diversified deposit base.
Non-core deposits consist primarily of brokered money market balances. Non-core deposits were $7.1 billion, or 4% of total deposits, at September 30, 2024, compared to $5.8 billion, or 4% of total deposits, at December 31, 2023. Non-core deposits were below our established liquidity risk metric limits at September 30, 2024.
Insured deposits comprised approximately 69% and 70% of our total deposits at September 30, 2024 and December 31, 2023, respectively.

Table 18 - Deposit Composition

(dollar amounts in millions)	At September 30, 2024		At December 31, 2023
By type:
Demand deposits—noninterest-bearing	$29,047	18%	$30,967	20%
Demand deposits—interest-bearing	41,262	26	39,190	26
Money market deposits	51,005	33	44,947	30
Savings and other domestic deposits	15,650	10	16,722	11
Core certificates of deposit (1)	14,326	9	13,626	9
Total core deposits:	151,290	96	145,452	96
Other domestic deposits of $250,000 or more	500	—	447	—
Negotiable CDs, brokered and other deposits	6,561	4	5,331	4
Total deposits	$158,351	100%	$151,230	100%

Total core deposits:
Commercial	$66,421	44%	$60,547	42%
Consumer	84,869	56	84,905	58
Total core deposits	$151,290	100%	$145,452	100%

Total deposits (insured/uninsured):
Insured deposits	$109,668	69%	$105,986	70%
Uninsured deposits (2)	48,683	31	45,244	30
Total deposits	$158,351	100%	$151,230	100%
(1)Includes consumer certificates of deposit of $250,000 or more.
(2)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of September 30, 2024, the Bank Call Report estimated uninsured deposit balance was $53.3 billion, which includes $4.6 billion of inter-company deposits. As of December 31, 2023, the Bank Call Report estimated uninsured deposit balance was $49.8 billion, which includes $4.6 billion of inter-company deposits.
26 Huntington Bancshares Incorporated

Cash and cash equivalents were $12.6 billion and $10.1 billion at September 30, 2024 and December 31, 2023, respectively. The $2.5 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to support short-term liquidity.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $44.6 billion at September 30, 2024, compared to $41.2 billion at December 31, 2023. The $3.5 billion increase in securities compared to December 31, 2023, was primarily due to increased investment in U.S. Treasury securities. At September 30, 2024, the duration of the investment securities portfolio was 4.3 years, or 3.7 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At September 30, 2024, investment securities with a market value of $7.2 billion were unpledged.
Sources of wholesale funding include non-core deposits (other domestic deposits of $250,000 or more, negotiable CDs, brokered and other deposits), short-term borrowings, and long-term debt. Our wholesale funding totaled $23.6 billion at September 30, 2024, compared to $18.8 billion at December 31, 2023. The increase from year end is primarily due to increases in FHLB borrowings and collateralized borrowings.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are consumer and commercial core deposits. At September 30, 2024, these core deposits funded 75% of total assets (120% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through core deposits and cash and cash equivalents, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale.
The Bank maintains borrowing capacity at both the FHLB and the Federal Reserve secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding; however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. At September 30, 2024, the Bank’s available contingent borrowing capacity at the FHLB and Federal Reserve totaled $82.2 billion, compared to $83.0 billion at December 31, 2023. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
At September 30, 2024, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $4.2 billion and $4.0 billion at September 30, 2024 and December 31, 2023, respectively.
On October 16, 2024, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on January 2, 2025, to shareholders of record on December 18, 2024. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $225 million per quarter. Additionally, on October 16, 2024, our Board of Directors declared a quarterly Series B, Series F, Series G, Series H, and Series J Preferred Stock dividend payable on January 15, 2025 to shareholders of record on January 1, 2025. On September 11, 2024, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on December 2, 2024 to shareholders of record on November 15, 2024. Total cash demands required for preferred stock dividends are expected to be approximately $27 million per quarter.
2024 3Q Form 10-Q 27

During the first nine months of 2024, the Bank paid common and preferred dividends to the parent company of $1.8 billion and $34 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
At September 30, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
Contractual Obligations and Commitments
In the normal course of business, we enter into various contractual obligations and commitments that could impact our liquidity and capital resources. These arrangements include commitments to extend credit, interest rate swaps, floors, financial guarantees contained in standby letters-of-credit issued by the Bank, commitments by the Bank to sell mortgage loans, operating lease payments, and other purchase and marketing obligations.
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
28 Huntington Bancshares Incorporated

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of both internal and external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before an attacker has the opportunity to plan and execute on their objectives. To this end, we employ a set of defense-in-depth strategies, which include efforts to make us less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cybersecurity may be escalated to our Board-level ROC and / or Technology Committee, as appropriate.
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
2024 3Q Form 10-Q 29

The following table presents certain regulatory capital data at the consolidated and Bank level:

Table 19 - Regulatory Capital Data (1)
(dollar amounts in millions)		At September 30, 2024	At December 31, 2023
Total risk-weighted assets	Consolidated	$142,543	$138,706
	Bank	141,861	138,462
CET1 risk-based capital	Consolidated	14,803	14,212
	Bank	14,427	14,671
Tier 1 risk-based capital	Consolidated	17,207	16,616
	Bank	15,636	15,879
Tier 2 risk-based capital	Consolidated	2,903	3,042
	Bank	2,104	2,247
Total risk-based capital	Consolidated	20,110	19,657
	Bank	17,741	18,126
CET1 risk-based capital ratio	Consolidated	10.4%	10.2%
	Bank	10.2	10.6
Tier 1 risk-based capital ratio	Consolidated	12.1	12.0
	Bank	11.0	11.5
Total risk-based capital ratio	Consolidated	14.1	14.2
	Bank	12.5	13.1
Tier 1 leverage ratio	Consolidated	8.8	9.3
	Bank	8.0	8.5
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of September 30, 2024 and December 31, 2023, we have phased in 75% and 50%, respectively, of the cumulative CECL deferral with the remaining impact to be recognized through the first quarter of 2025.
At September 30, 2024, we, at both the consolidated and Bank level, maintained Basel III capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Consolidated CET1 risk-based capital ratio increased to 10.4%, compared to the prior year end of 10.2%, due primarily to current period earnings, net of dividends, partially offset by an increase in risk-weighted assets and a reduction in the CECL transitional amount. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of the CLN transaction.
We are authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. Effective for the period October 1, 2023 through September 30, 2024, our SCB requirement was 3.2%. On April 5, 2024, we submitted our 2024 Capital Plan to the Federal Reserve for supervisory review. By notice dated June 26, 2024, the Federal Reserve informed us that our indicative SCB requirement associated with our 2024 Capital Plan is 2.5%, effective for the period October 1, 2024 through September 30, 2025.
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
Shareholders’ equity totaled $20.6 billion at September 30, 2024, an increase of $1.3 billion, when compared with December 31, 2023. The increase was primarily driven by earnings, net of dividends, and an improvement in accumulated other comprehensive income driven by changes in interest rates.
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
On January 18, 2023, our Board authorized the repurchase of up to $1.0 billion of common shares within the eight quarter period ending December 31, 2024, subject to the Federal Reserve’s capital regulations. Purchases of common stock under the authorization may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs. During the nine months ended September 30, 2024, we repurchased no shares of common stock under the current repurchase authorization. As part of the 2024 Capital Plan and our current expectation that organic capital will be used for funding loan and lease growth and proposed changes to regulatory capital requirements, we do not expect to utilize the share repurchase program through 2024. However, we may at our discretion resume share repurchases at any time while considering factors including, but not limited to, capital requirements and market conditions.
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
2024 3Q Form 10-Q 31

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
Net Income by Business Segment
Net income by business segment is presented in the following table.

Table 20 - Net Income (Loss) by Business Segment
	Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023
Consumer & Regional Banking	$1,098	$966
Commercial Banking	853	935
Treasury / Other	(541)	(193)
Net income attributable to Huntington	$1,410	$1,708

Consumer & Regional Banking

Table 21 - Key Performance Indicators for Consumer & Regional Banking
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2024	September 30, 2023	Amount	Percent
Net interest income	$3,013	$2,745	$268	10%
Provision for credit losses	227	192	35	18
Noninterest income	968	953	15	2
Noninterest expense	2,364	2,283	81	4
Provision for income taxes	292	257	35	14
Net income attributable to Huntington	$1,098	$966	$132	14%
Number of employees (average full-time equivalent)	11,181	11,673	(492)	(4)%
Total average assets	$74,245	$70,791	$3,454	5
Total average loans/leases	68,438	64,914	3,524	5
Total average deposits	109,988	105,019	4,969	5
Net interest margin	3.60%	3.44%	0.16%	5
NCOs	$154	$106	$48	45
NCOs as a % of average loans and leases	0.30%	0.22%	0.08%	36
Total assets under management (in billions)—eop	$33.2	$27.1	$6.1	22
Total trust assets (in billions)—eop	188.0	163.4	24.6	15
Consumer & Regional Banking reported net income of $1.1 billion in the nine-month period of 2024, an increase of $132 million, or 14%, compared to the year-ago period. Segment net interest income increased $268 million, or 10%, primarily due to a $3.5 billion, or 5%, increase in average loans and leases and a 16 basis point increase in NIM. Provision for credit losses increased $35 million, or 18%, primarily driven by an increase in charge-off activity compared to the year-ago period. Noninterest income increased $15 million, or 2%, primarily due to increases in wealth and asset management revenue, reflecting higher fixed income commissions and assets under management, payments and cash management revenue, reflecting higher card transaction revenue, mortgage banking income, and customer deposit and loan fees, partially offset by a $57 million gain on the sale of our RPS business recognized in the nine-month period of 2023. Noninterest expense increased $81 million, or 4%, primarily due to the allocation of higher indirect expenses.
32 Huntington Bancshares Incorporated

Commercial Banking

Table 22 - Key Performance Indicators for Commercial Banking
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2024	September 30, 2023	Amount	Percent
Net interest income	$1,579	$1,637	$(58)	(4)%
Provision for credit losses	86	84	2	2
Noninterest income	490	479	11	2
Noninterest expense	883	830	53	6
Provision for income taxes	231	252	(21)	(8)
Income attributable to non-controlling interest	16	15	1	7
Net income attributable to Huntington	$853	$935	$(82)	(9)%
Number of employees (average full-time equivalent)	2,376	2,258	118	5%
Total average assets	$62,929	$64,184	$(1,255)	(2)
Total average loans/leases	54,600	55,719	(1,119)	(2)
Total average deposits	37,721	36,242	1,479	4
Net interest margin	3.68%	3.76%	(0.08)%	(2)
NCOs	$120	$73	$47	64
NCOs as a % of average loans and leases	0.29%	0.17%	0.12%	71
Commercial Banking reported net income of $853 million in the first nine-month period of 2024, a decrease of $82 million, or 9%, compared to the year-ago period. Segment net interest income decreased $58 million, or 4%, primarily due to a $1.1 billion, or 2%, decrease in average loans and leases and an 8 basis point decrease in NIM driven primarily by higher deposit rates. Noninterest income increased $11 million, or 2%, primarily due to increases in capital markets and advisory fees, commitment and other loan fees, and payment and cash management fees, partially offset by a decrease in leasing revenue. Noninterest expense increased $53 million, or 6%, primarily due to higher personnel expense reflecting an investment in teams related to expansion across new geographies and industry verticals, higher incentive compensation mainly due to increased capital markets and advisory fees, and higher allocation of indirect expenses. Outside data and other processing services expense also increased, primarily due to increased capital markets activity.
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
Treasury / Other reported a net loss of $541 million in the first nine-month period of 2024, an increase in net loss of $348 million, compared to the year-ago period, driven by a decrease net interest income, partially offset by an increase in provision benefit for income taxes. Net interest income decreased $383 million primarily due to a higher cost of funds. Provision benefit for income taxes increased $120 million primarily due to lower pre-tax income.
2024 3Q Form 10-Q 33

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
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; the impact of pandemics and other catastrophic events or disasters on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements, and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; changing interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; changes in policies and standards for regulatory review of bank mergers; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect the future results of Huntington.
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
34 Huntington Bancshares Incorporated

Non-Regulatory Capital Ratios
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including tangible common equity to tangible assets.
Non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of non-regulatory capital ratios allows readers to compare our capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes goodwill and other intangible assets, the nature and extent of which varies among different financial services companies. These ratios are not defined in GAAP or federal banking regulations. As a result, non-regulatory capital ratios disclosed by the Company are considered non-GAAP financial measures.
Because there are no standardized definitions for non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, we encourage readers to consider the Unaudited Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
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
Allowance for Credit Losses
Our ACL at September 30, 2024 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default and exposure at default conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically-based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically-based models from time-to-time.
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
2024 3Q Form 10-Q 35

However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence much more than expected in the baseline scenario. Concerns about the banking industry uncertainty also impact consumer confidence and causes banks to tighten lending standards. Increased geopolitical tensions between China and Taiwan briefly impact the supply chain for semiconductors and the threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion of Ukraine lasts longer than in the baseline scenario and concerns increase around the current conflict in the Middle East leading to a broader war in the region. The combination of still elevated interest rates, political tensions, and tightening lending standards cause the stock market to fall. The economy falls into a recession in the fourth quarter of 2024. In response to the recession, the Federal Reserve cuts the federal funds rate aggressively with rates significantly below the baseline forecast starting in the first quarter of 2025. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period, the rate is estimated at 5.9% and 8.0% at the end of 2024 and 2025, respectively. This represents unemployment rates that are approximately 1.8% and 3.9% higher than baseline scenario projections of 4.1% for both of the respective time periods.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at September 30, 2024, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $0.8 billion at September 30, 2024.
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
2024 3Q Form 10-Q 37

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
(dollar amounts in millions)	2024	2023
Assets
Cash and due from banks	$1,677	$1,558
Interest-earning deposits with banks	11,163	8,765
Trading account securities	472	125
Available-for-sale securities	28,492	25,305
Held-to-maturity securities	15,670	15,750
Other securities	826	725
Loans held for sale (includes $649 and $506 respectively, measured at fair value)	655	516
Loans and leases (includes $175 and $174 respectively, measured at fair value)	126,387	121,982
Allowance for loan and lease losses	(2,235)	(2,255)
Net loans and leases (1)	124,152	119,727
Bank owned life insurance	2,782	2,759
Accrued income and other receivables	1,633	1,646
Premises and equipment	1,093	1,109
Goodwill	5,561	5,561
Servicing rights and other intangible assets	633	672
Other assets (1)	5,726	5,150
Total assets	$200,535	$189,368
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$29,047	$30,967
Interest-bearing	129,304	120,263
Total deposits	158,351	151,230
Short-term borrowings	868	620
Long-term debt (1) (includes $416 and $0 respectively, measured at fair value)	15,656	12,394
Other liabilities (1)	5,008	5,726
Total liabilities	179,883	169,970
Commitments and Contingent Liabilities (Note 15)
Shareholders’ Equity
Preferred stock	2,394	2,394
Common stock	15	15
Capital surplus	15,455	15,389
Less treasury shares, at cost	(89)	(91)
Accumulated other comprehensive income (loss)	(2,104)	(2,676)
Retained earnings	4,935	4,322
Total Huntington shareholders’ equity	20,606	19,353
Non-controlling interest	46	45
Total equity	20,652	19,398
Total liabilities and equity	$200,535	$189,368
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,452,811,392	1,448,319,953
Treasury shares outstanding	7,174,374	7,403,008
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	881,587	881,587
(1)Includes VIE balances in net loans and leases and long-term debt of $1.3 billion and $1.1 billion, respectively, at September 30, 2024, and VIE balances in other assets of $267 million and $82 million, and other liabilities of $121 million and $57 million, at September 30, 2024 and December 31, 2023, respectively. See Note 14 - “Variable Interest Entities” for additional information.

See Notes to Unaudited Consolidated Financial Statements
38 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and fee income:
Loans and leases	$1,906	$1,764	$5,574	$5,022
Available-for-sale securities
Taxable	331	259	949	743
Tax-exempt	27	29	81	78
Held-to-maturity securities—taxable	93	99	281	303
Other securities—taxable	11	19	30	40
Other	187	143	496	380
Total interest income	2,555	2,313	7,411	6,566
Interest expense:
Deposits	945	713	2,709	1,689
Short-term borrowings	14	17	52	151
Long-term debt	245	215	700	603
Total interest expense	1,204	945	3,461	2,443
Net interest income	1,351	1,368	3,950	4,123
Provision for credit losses	106	99	313	276
Net interest income after provision for credit losses	1,245	1,269	3,637	3,847
Payments and cash management revenue	158	152	458	435
Wealth and asset management revenue	93	79	271	242
Customer deposit and loan fees	86	80	246	232
Capital markets and advisory fees	78	52	207	179
Leasing revenue	19	32	60	83
Mortgage banking income	38	27	99	86
Insurance income	18	18	55	55
Bank owned life insurance income	20	18	53	50
Gain on sale of loans	7	2	14	13
Net gains (losses) on sales of securities	—	—	—	(4)
Other noninterest income	6	49	18	145
Total noninterest income	523	509	1,481	1,516
Personnel costs	684	622	1,986	1,884
Outside data processing and other services	167	149	498	448
Deposit and other insurance expense	15	25	94	68
Equipment	65	65	197	193
Net occupancy	57	67	165	181
Marketing	33	29	88	86
Professional services	21	27	72	64
Amortization of intangibles	11	12	35	38
Lease financing equipment depreciation	4	6	12	22
Other noninterest expense	73	88	237	242
Total noninterest expense	1,130	1,090	3,384	3,226
Income before income taxes	638	688	1,734	2,137
Provision for income taxes	116	136	308	414
Income after income taxes	522	552	1,426	1,723
Income attributable to non-controlling interest	5	5	16	15
Net income attributable to Huntington	517	547	1,410	1,708
Dividends on preferred shares	36	37	107	106
Net income applicable to common shares	$481	$510	$1,303	$1,602
Average common shares—basic	1,452,682	1,447,993	1,450,794	1,445,878
Average common shares—diluted	1,476,982	1,467,611	1,474,859	1,467,537
Per common share:
Net income—basic	$0.33	$0.35	$0.90	$1.11
Net income—diluted	0.33	0.35	0.88	1.09
See Notes to Unaudited Consolidated Financial Statements
2024 3Q Form 10-Q 39

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to Huntington	$517	$547	$1,410	$1,708
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of hedges	445	(566)	247	(495)
Net change related to cash flow hedges on loans	360	(50)	324	(30)
Translation adjustments, net of hedges	2	(1)	—	—
Change in accumulated unrealized gains for pension and other post-retirement obligations	—	1	1	1
Other comprehensive income (loss), net of tax	807	(616)	572	(524)
Comprehensive income (loss) attributable to Huntington	1,324	(69)	1,982	1,184
Comprehensive income attributed to non-controlling interest	5	5	16	15
Comprehensive income (loss)	$1,329	$(64)	$1,998	$1,199
See Notes to Unaudited Consolidated Financial Statements
40 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended September 30, 2024
Balance, beginning of period	$2,394	1,459,756	$15	$15,425	(7,323)	$(90)	$(2,911)	$4,682	$19,515	$48	$19,563
Net income								517	517	5	522
Other comprehensive income, net of tax							807		807		807
Cash dividends declared:
Common ($0.155 per share)								(229)	(229)		(229)
Preferred								(36)	(36)		(36)
Recognition of the fair value of share-based compensation				28					28		28
Other share-based compensation activity		230	—	2				1	3		3
Other				—	149	1		—	1	(7)	(6)
Balance, end of period	$2,394	1,459,986	$15	$15,455	(7,174)	$(89)	$(2,104)	$4,935	$20,606	$46	$20,652

Three months ended September 30, 2023
Balance, beginning of period	$2,484	1,455,312	$15	$15,335	(7,430)	$(92)	$(3,006)	$4,052	$18,788	$50	$18,838
Net income								547	547	5	552
Other comprehensive income (loss), net of tax							(616)		(616)		(616)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(37)	(37)		(37)
Recognition of the fair value of share-based compensation				26					26		26
Other share-based compensation activity		155	—	2				—	2		2
Other				—	38	1		—	1	(8)	(7)
Balance, end of period	$2,484	1,455,467	$15	$15,363	(7,392)	$(91)	$(3,622)	$4,334	$18,483	$47	$18,530
See Notes to Unaudited Consolidated Financial Statements

2024 3Q Form 10-Q 41

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Nine months ended September 30, 2024
Balance, beginning of period	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								1,410	1,410	16	1,426
Other comprehensive income, net of tax							572		572		572
Cash dividends declared:
Common ($0.465 per share)								(687)	(687)		(687)
Preferred								(107)	(107)		(107)
Recognition of the fair value of share-based compensation				81					81		81
Other share-based compensation activity		4,263	—	(15)				(3)	(18)		(18)
Other				—	229	2		—	2	(15)	(13)
Balance, end of period	$2,394	1,459,986	$15	$15,455	(7,174)	$(89)	$(2,104)	$4,935	$20,606	$46	$20,652

Nine months ended September 30, 2023
Balance, beginning of period	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								1,708	1,708	15	1,723
Other comprehensive income (loss), net of tax							(524)		(524)		(524)
Net proceeds from issuance of Series J preferred stock	317								317		317
Cash dividends declared:
Common ($0.465 per share)								(683)	(683)		(683)
Preferred								(106)	(106)		(106)
Recognition of the fair value of share-based compensation				73					73		73
Other share-based compensation activity		6,077	1	(19)				(4)	(22)		(22)
Other				—	(1,070)	(11)		—	(11)	(6)	(17)
Balance, end of period	$2,484	1,455,467	$15	$15,363	(7,392)	$(91)	$(3,622)	$4,334	$18,483	$47	$18,530
See Notes to Unaudited Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023
Operating activities
Net income	$1,426	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	313	276
Depreciation and amortization	492	558
Share-based compensation expense	81	73
Deferred income tax (benefit) expense	(55)	12
Net change in:
Trading account securities	(347)	(102)
Loans held for sale	(199)	(159)
Other assets	(636)	(915)
Other liabilities	(751)	289
Other, net	7	4
Net cash provided by operating activities	331	1,759
Investing activities
Change in interest bearing deposits in banks	(44)	(24)
Proceeds from:
Maturities and calls of available-for-sale securities	8,166	1,743
Maturities and calls of held-to-maturity securities	1,054	1,132
Maturities and calls of other securities	54	596
Sales of available-for-sale securities	10	738
Sales of other securities	—	143
Purchases of available-for-sale securities	(10,678)	(1,710)
Purchases of held-to-maturity securities	(995)	(255)
Purchases of other securities	(155)	(603)
Net proceeds from sales of portfolio loans and leases	268	355
Principal payments received under direct finance and sales-type leases	1,344	1,411
Net loan and lease activity, excluding sales and purchases	(6,043)	(3,273)
Purchases of premises and equipment	(116)	(80)
Purchases of loans and leases	(347)	(52)
Net accrued income and other receivables activity	87	126
Other, net	60	65
Net cash by provided by (used in) investing activities	(7,335)	312
Financing activities
Increase in deposits	7,121	953
Increase (decrease) in short-term borrowings	48	(1,066)
Net proceeds from issuance of long-term debt	5,374	14,897
Maturity/redemption of long-term debt	(2,253)	(11,632)
Dividends paid on preferred stock	(107)	(97)
Dividends paid on common stock	(677)	(674)
Net proceeds from issuance of preferred stock	—	317
Other, net	(46)	(38)
Net cash provided by financing activities	9,460	2,660
Increase in cash and cash equivalents	2,456	4,731
Cash and cash equivalents at beginning of period (1)	10,129	6,704
Cash and cash equivalents at end of period (1)	$12,585	$11,435
2024 3Q Form 10-Q 43

	Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023
Supplemental disclosures:
Interest paid	$3,454	$2,342
Income taxes paid	104	6
Non-cash activities
Loans transferred to held-for-sale from portfolio	268	336
Loans transferred to portfolio from held-for-sale	27	18
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

2024 3Q Form 10-Q 45

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At September 30, 2024
Available-for-sale securities:
U.S. Treasury	$6,508	$24	$(2)	$6,530
Federal agencies:
Residential CMO	3,363	—	(341)	3,022
Residential MBS	12,277	5	(1,497)	10,785
Commercial MBS	2,521	—	(651)	1,870
Other agencies	140	—	(4)	136
Total U.S. Treasury, federal agency, and other agency securities	24,809	29	(2,495)	22,343
Municipal securities	3,756	4	(112)	3,648
Private-label CMO	122	—	(8)	114
Asset-backed securities	323	—	(17)	306
Corporate debt	2,179	62	(170)	2,071
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$31,199	$95	$(2,802)	$28,492

Held-to-maturity securities:
U.S. Treasury	$996	$2	$(1)	$997
Federal agencies:
Residential CMO	4,429	11	(570)	3,870
Residential MBS	8,735	1	(983)	7,753
Commercial MBS	1,428	—	(192)	1,236
Other agencies	80	—	(4)	76
Total federal agency and other agency securities	15,668	14	(1,750)	13,932
Municipal securities	2	—	(1)	1
Total held-to-maturity securities	$15,670	$14	$(1,751)	$13,933

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$249	$—	$—	$249
Federal Reserve Bank stock	520	—	—	520
Other non-marketable equity securities	25	—	—	25
Other securities, at fair value:
Mutual funds	31	—	—	31
Equity securities	1	—	—	1
Total other securities	$826	$—	$—	$826
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At September 30, 2024, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $88 million and $38 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $377 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
46 Huntington Bancshares Incorporated

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2023
Available-for-sale securities:
U.S. Treasury	$2,855	$1	$—	$2,856
Federal agencies:
Residential CMO	3,592	—	(408)	3,184
Residential MBS	13,155	3	(1,776)	11,382
Commercial MBS	2,536	—	(709)	1,827
Other agencies	161	—	(6)	155
Total U.S. Treasury, federal agency, and other agency securities	22,299	4	(2,899)	19,404
Municipal securities	3,536	2	(165)	3,373
Private-label CMO	131	—	(12)	119
Asset-backed securities	387	—	(31)	356
Corporate debt	2,202	79	(238)	2,043
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$28,565	$85	$(3,345)	$25,305

Held-to-maturity securities:
Federal agencies:
Residential CMO	4,770	6	(664)	4,112
Residential MBS	9,368	1	(1,145)	8,224
Commercial MBS	1,509	—	(224)	1,285
Other agencies	101	—	(6)	95
Total U.S. Treasury, federal agency, and other agency securities	15,748	7	(2,039)	13,716
Municipal securities	2	—	—	2
Total held-to-maturity securities	$15,750	$7	$(2,039)	$13,718

Other securities, at cost:
Non-marketable equity securities:
Federal Home Loan Bank stock	$169	$—	$—	$169
Federal Reserve Bank stock	507	—	—	507
Other non-marketable equity securities	17	—	—	17
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	1	1	—	2
Total other securities	$724	$1	$—	$725
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
2024 3Q Form 10-Q 47

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At September 30, 2024		At December 31, 2023
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$4,936	$4,939	$3,380	$3,372
After 1 year through 5 years	4,817	4,717	2,484	2,338
After 5 years through 10 years	2,392	2,286	2,392	2,255
After 10 years	19,054	16,550	20,309	17,340
Total available-for-sale securities	$31,199	$28,492	$28,565	$25,305

Held-to-maturity securities:
Under 1 year	$245	$245	$1	$1
After 1 year through 5 years	784	784	48	46
After 5 years through 10 years	63	60	69	66
After 10 years	14,578	12,844	15,632	13,605
Total held-to-maturity securities	$15,670	$13,933	$15,750	$13,718
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2024
Available-for-sale securities:
U.S. Treasury	$885	$(2)	$—	$—	$885	$(2)
Federal agencies:
Residential CMO	—	—	2,977	(341)	2,977	(341)
Residential MBS	—	—	10,422	(1,497)	10,422	(1,497)
Commercial MBS	—	—	1,870	(651)	1,870	(651)
Other agencies	—	—	71	(4)	71	(4)
Total U.S. Treasury, federal agency, and other agency securities	885	(2)	15,340	(2,493)	16,225	(2,495)
Municipal securities	504	(7)	2,536	(105)	3,040	(112)
Private-label CMO	—	—	92	(8)	92	(8)
Asset-backed securities	—	—	272	(17)	272	(17)
Corporate debt	—	—	2,071	(170)	2,071	(170)
Total temporarily impaired available-for-sale securities	$1,389	$(9)	$20,311	$(2,793)	$21,700	$(2,802)

Held-to-maturity securities:
U.S. Treasury	$554	$(1)	$—	$—	$554	$(1)
Federal agencies:
Residential CMO	—	—	3,366	(570)	3,366	(570)
Residential MBS	—	—	7,646	(983)	7,646	(983)
Commercial MBS	—	—	1,236	(192)	1,236	(192)
Other agencies	—	—	76	(4)	76	(4)
Total U.S. Treasury, federal agency, and other agency securities	554	(1)	12,324	(1,749)	12,878	(1,750)
Municipal securities	—	—	1	(1)	1	(1)
Total temporarily impaired held-to-maturity securities	$554	$(1)	$12,325	$(1,750)	$12,879	$(1,751)
48 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2023
Available-for-sale securities:
Federal agencies:
Residential CMO	$543	$(7)	$2,641	$(401)	$3,184	$(408)
Residential MBS	207	(2)	10,913	(1,774)	11,120	(1,776)
Commercial MBS	—	—	1,827	(709)	1,827	(709)
Other agencies	—	—	81	(6)	81	(6)
Total federal agency and other agency securities	750	(9)	15,462	(2,890)	16,212	(2,899)
Municipal securities	625	(19)	2,496	(146)	3,121	(165)
Private-label CMO	—	—	99	(12)	99	(12)
Asset-backed securities	—	—	281	(31)	281	(31)
Corporate debt	—	—	2,043	(238)	2,043	(238)
Total temporarily impaired available-for-sale securities	$1,375	$(28)	$20,381	$(3,317)	$21,756	$(3,345)

Held-to-maturity securities:
Federal agencies:
Residential CMO	$156	$(1)	$3,542	$(663)	$3,698	$(664)
Residential MBS	—	—	8,108	(1,145)	8,108	(1,145)
Commercial MBS	—	—	1,285	(224)	1,285	(224)
Other agencies	—	—	95	(6)	95	(6)
Total federal agency and other agency securities	156	(1)	13,030	(2,038)	13,186	(2,039)
Total temporarily impaired held-to-maturity securities	$156	$(1)	$13,030	$(2,038)	$13,186	$(2,039)
At September 30, 2024 and December 31, 2023, the carrying value of investment securities pledged to secure certain public trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $36.8 billion and $35.1 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2024 or December 31, 2023. At September 30, 2024, all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at September 30, 2024.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2024, Huntington has concluded that, except for one municipal bond classified as an AFS debt security for which $2 million of write-downs were recognized during 2024, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to investment securities as of September 30, 2024 or December 31, 2023.
2024 3Q Form 10-Q 49

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Commercial loan and lease portfolio:
Commercial and industrial	$53,601	$50,657
Commercial real estate	11,543	12,422
Lease financing	5,342	5,228
Total commercial loan and lease portfolio	70,486	68,307
Consumer loan portfolio:
Residential mortgage	24,100	23,720
Automobile	14,003	12,482
Home equity	10,129	10,113
RV and marine	6,042	5,899
Other consumer	1,627	1,461
Total consumer loan portfolio	55,901	53,675
Total loans and leases (1)(2)	126,387	121,982
Allowance for loan and lease losses	(2,235)	(2,255)
Net loans and leases	$124,152	$119,727
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $348 million and $323 million at September 30, 2024 and December 31, 2023, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at September 30, 2024 was $314 million and $229 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2023 was $333 million and $220 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Lease payments receivable	$5,091	$4,980
Estimated residual value of leased assets	868	804
Gross investment in lease financing receivables	5,959	5,784
Deferred origination costs	53	54
Deferred fees, unearned income and other	(670)	(610)
Total lease financing receivables	$5,342	$5,228
The carrying value of residual values guaranteed was $513 million and $478 million as of September 30, 2024 and December 31, 2023, respectively. The future lease rental payments due from customers on sales-type and direct financing leases at September 30, 2024, totaled $5.1 billion and were due as follows: $818 million in 2024, $775 million in 2025, $781 million in 2026, $813 million in 2027, $851 million in 2028, and $1.1 billion thereafter. Interest income recognized for these types of leases was $86 million and $73 million for the three-month periods ended September 30, 2024 and 2023, respectively. For the nine-month periods ended September 30, 2024 and 2023, interest income recognized for these types of leases was $246 million and $211 million, respectively.
50 Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class.

	At September 30, 2024		At December 31, 2023
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$86	$408	$66	$344
Commercial real estate	39	132	64	140
Lease financing	—	9	3	14
Residential mortgage	—	82	—	72
Automobile	—	5	—	4
Home equity	—	100	—	91
RV and marine	—	2	—	2
Total nonaccrual loans and leases	$125	$738	$133	$667
The following tables present an aging analysis of loans and leases, by class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At September 30, 2024
Commercial and industrial	$83	$34	$172	$289	$53,312	$—	$53,601	$6	(2)
Commercial real estate	9	13	39	61	11,482	—	11,543	—
Lease financing	30	10	17	57	5,285	—	5,342	16
Residential mortgage	198	77	214	489	23,436	175	24,100	164	(3)
Automobile	96	24	13	133	13,870	—	14,003	10
Home equity	60	34	86	180	9,949	—	10,129	20
RV and marine	22	6	4	32	6,010	—	6,042	3
Other consumer	13	6	5	24	1,603	—	1,627	5
Total loans and leases	$511	$204	$550	$1,265	$124,947	$175	$126,387	$224
At December 31, 2023
Commercial and industrial	$90	$48	$90	$228	$50,429	$—	$50,657	$1	(2)
Commercial real estate	28	20	32	80	12,342	—	12,422	—
Lease financing	35	15	9	59	5,169	—	5,228	4
Residential mortgage	205	88	193	486	23,060	174	23,720	146	(3)
Automobile	89	23	12	124	12,358	—	12,482	9
Home equity	66	32	83	181	9,932	—	10,113	22
RV and marine	17	5	4	26	5,873	—	5,899	3
Other consumer	13	4	4	21	1,440	—	1,461	4
Total loans and leases	$543	$235	$427	$1,205	$120,603	$174	$121,982	$189
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
2024 3Q Form 10-Q 51

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
The following tables present the amortized cost basis of loans and leases by vintage and credit quality indicator.

	At September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$11,336	$8,855	$7,091	$2,722	$1,695	$1,938	$16,729	$6	$50,372
OLEM	94	157	152	50	13	28	215	—	709
Substandard	354	396	409	169	100	184	895	—	2,507
Doubtful	—	5	7	—	—	1	—	—	13
Total Commercial and industrial	$11,784	$9,413	$7,659	$2,941	$1,808	$2,151	$17,839	$6	$53,601
Commercial real estate
Credit Quality Indicator (1):
Pass	$934	$1,166	$3,076	$1,425	$996	$1,999	$571	$—	$10,167
OLEM	8	75	259	142	—	65	—	—	549
Substandard	222	37	269	123	4	161	11	—	827
Total Commercial real estate	$1,164	$1,278	$3,604	$1,690	$1,000	$2,225	$582	$—	$11,543
Lease financing
Credit Quality Indicator (1):
Pass	$1,349	$1,728	$990	$610	$400	$185	$—	$—	$5,262
OLEM	1	2	3	2	6	1	—	—	15
Substandard	2	14	29	6	6	8	—	—	65
Total Lease financing	$1,352	$1,744	$1,022	$618	$412	$194	$—	$—	$5,342
Residential mortgage
Credit Quality Indicator (2):
750+	$1,148	$2,354	$4,010	$5,733	$3,068	$2,649	$—	$—	$18,962
650-749	592	617	746	800	452	818	—	—	4,025
<650	36	55	110	106	67	564	—	—	938
Total Residential mortgage	$1,776	$3,026	$4,866	$6,639	$3,587	$4,031	$—	$—	$23,925
Automobile
Credit Quality Indicator (2):
750+	$3,249	$1,817	$1,503	$1,065	$432	$167	$—	$—	$8,233
650-749	1,872	1,138	827	544	201	82	—	—	4,664
<650	217	258	267	227	87	50	—	—	1,106
Total Automobile	$5,338	$3,213	$2,597	$1,836	$720	$299	$—	$—	$14,003
Home equity
Credit Quality Indicator (2):
750+	$154	$350	$388	$464	$482	$212	$4,543	$230	$6,823
650-749	57	98	82	52	47	82	2,039	220	2,677
<650	2	7	10	4	4	42	422	138	629
Total Home equity	$213	$455	$480	$520	$533	$336	$7,004	$588	$10,129
RV and marine
Credit Quality Indicator (2):
750+	$805	$956	$850	$745	$499	$745	$—	$—	$4,600
650-749	201	293	208	213	130	240	—	—	1,285
<650	4	19	22	32	22	58	—	—	157
Total RV and marine	$1,010	$1,268	$1,080	$990	$651	$1,043	$—	$—	$6,042
Other consumer
Credit Quality Indicator (2):
750+	$228	$110	$56	$26	$12	$52	$430	$2	$916
650-749	104	64	26	10	3	10	407	8	632
<650	5	10	5	2	1	2	45	9	79
Total Other consumer	$337	$184	$87	$38	$16	$64	$882	$19	$1,627
52 Huntington Bancshares Incorporated

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator (1):
Pass	$14,677	$9,889	$3,673	$2,151	$1,187	$1,431	$14,563	$3	$47,574
OLEM	213	239	64	20	12	20	462	—	1,030
Substandard	393	305	188	150	83	184	750	—	2,053
Total Commercial and industrial	$15,283	$10,433	$3,925	$2,321	$1,282	$1,635	$15,775	$3	$50,657
Commercial real estate
Credit Quality Indicator (1):
Pass	$1,395	$3,253	$1,774	$1,063	$1,152	$1,288	$585	$—	$10,510
OLEM	163	406	112	65	32	54	60	—	892
Substandard	164	404	176	10	137	114	15	—	1,020
Total Commercial real estate	$1,722	$4,063	$2,062	$1,138	$1,321	$1,456	$660	$—	$12,422
Lease financing
Credit Quality Indicator (1):
Pass	$1,973	$1,284	$828	$583	$243	$106	$—	$—	$5,017
OLEM	16	22	6	5	2	9	—	—	60
Substandard	20	66	31	16	13	5	—	—	151
Total Lease financing	$2,009	$1,372	$865	$604	$258	$120	$—	$—	$5,228
Residential mortgage
Credit Quality Indicator (2):
750+	$2,077	$3,963	$6,028	$3,292	$749	$2,191	$—	$—	$18,300
650-749	950	1,024	964	510	186	775	—	—	4,409
<650	24	79	82	64	85	503	—	—	837
Total Residential mortgage	$3,051	$5,066	$7,074	$3,866	$1,020	$3,469	$—	$—	$23,546
Automobile
Credit Quality Indicator (2):
750+	$2,624	$1,964	$1,525	$740	$367	$85	$—	$—	$7,305
650-749	1,438	1,305	907	370	168	53	—	—	4,241
<650	170	281	266	118	64	37	—	—	936
Total Automobile	$4,232	$3,550	$2,698	$1,228	$599	$175	$—	$—	$12,482
Home equity
Credit Quality Indicator (2):
750+	$381	$429	$512	$534	$17	$244	$4,454	$233	$6,804
650-749	136	100	65	57	7	101	2,083	230	2,779
<650	2	6	3	3	2	43	344	127	530
Total Home equity	$519	$535	$580	$594	$26	$388	$6,881	$590	$10,113
RV and marine
Credit Quality Indicator (2):
750+	$1,206	$971	$867	$588	$295	$612	$—	$—	$4,539
650-749	289	248	252	158	91	210	—	—	1,248
<650	4	12	21	18	14	43	—	—	112
Total RV and marine	$1,499	$1,231	$1,140	$764	$400	$865	$—	$—	$5,899
Other consumer
Credit Quality Indicator (2):
750+	$186	$80	$39	$19	$17	$48	$424	$3	$816
650-749	98	43	17	6	5	12	383	13	577
<650	4	5	3	1	1	1	39	14	68
Total Other consumer	$288	$128	$59	$26	$23	$61	$846	$30	$1,461
(1)Consistent with the credit quality disclosures, indicators for the Commercial portfolio are based on internally defined categories of credit grades.
(2)Consistent with the credit quality disclosures, indicators for the Consumer portfolio are based on updated customer credit scores refreshed at least quarterly.

2024 3Q Form 10-Q 53

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Three months ended September 30, 2024
Commercial and industrial	$1	$7	$30	$13	$1	$2	$8	$1	$63
Commercial real estate	2	2	—	1	—	—	4	—	9
Lease financing	—	1	—	1	—	—	—	—	2
Residential mortgage	—	—	—	—	—	—	—	—	—
Automobile	2	5	4	3	1	1	—	—	16
Home equity	—	—	—	—	—	1	—	1	2
RV and marine	—	1	1	2	1	2	—	—	7
Other consumer	5	6	4	2	1	4	—	8	30
Total	$10	$22	$39	$22	$4	$10	$12	$10	$129
Nine months ended September 30, 2024
Commercial and industrial	$1	$17	$60	$35	$12	$6	$28	$2	$161
Commercial real estate	11	4	30	3	—	24	4	—	76
Lease financing	—	2	1	2	—	1	—	—	6
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	2	13	13	10	4	3	—	—	45
Home equity	—	—	—	—	—	1	1	4	6
RV and marine	—	2	3	5	3	8	—	—	21
Other consumer	8	19	12	6	3	11	—	26	85
Total	$22	$57	$119	$61	$22	$56	$33	$32	$402

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Three months ended September 30, 2023
Commercial and industrial	$2	$21	$6	$6	$15	$1	$3	$—	$54
Commercial real estate	5	6	—	—	10	—	7	—	28
Lease financing	—	3	—	—	—	—	—	—	3
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	1	5	3	1	1	1	—	—	12
Home equity	—	—	—	—	—	1	—	1	2
RV and marine	—	—	1	1	1	2	—	—	5
Other consumer	5	5	3	1	1	4	—	7	26
Total	$13	$40	$13	$9	$28	$10	$10	$8	$131
Nine months ended September 30, 2023
Commercial and industrial	$4	$39	$23	$13	$26	$11	$7	$1	$124
Commercial real estate	5	9	19	—	15	5	7	—	60
Lease financing	—	3	1	1	—	1	—	—	6
Residential mortgage	—	—	1	—	—	3	—	—	4
Automobile	1	11	11	5	4	3	—	—	35
Home equity	—	—	—	—	—	1	1	4	6
RV and marine	—	1	2	2	2	5	—	—	12
Other consumer	8	18	11	4	4	10	—	20	75
Total	$18	$81	$68	$25	$51	$39	$15	$25	$322
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

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended September 30, 2024
Commercial and industrial	$22	$165	$—	$17	$204	0.38%
Commercial real estate	—	168	—	11	179	1.55
Residential mortgage	—	15	1	1	17	0.07
Automobile	—	3	—	—	3	0.02
Home equity	—	1	—	3	4	0.04
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty in which modifications were made	$23	$352	$1	$32	$408	0.34%
Three months ended September 30, 2023
Commercial and industrial	$1	$147	$—	$1	$149	0.30%
Commercial real estate	—	52	—	4	56	0.44
Residential mortgage	—	15	—	1	16	0.07
Automobile	—	4	—	—	4	0.03
Home equity	—	—	—	3	3	0.03
Total loans to borrowers experiencing financial difficulty in which modifications were made	$1	$218	$—	$9	$228	0.20%
Nine months ended September 30, 2024
Commercial and industrial	$42	$240	$—	$63	$345	0.64%
Commercial real estate	—	228	—	25	253	2.19
Residential mortgage	—	37	5	3	45	0.19
Automobile	—	10	—	1	11	0.08
Home equity	—	4	—	9	13	0.13
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty in which modifications were made	$43	$520	$5	$101	$669	0.55%
Nine months ended September 30, 2023
Commercial and industrial	$33	$291	$—	$4	$328	0.66%
Commercial real estate	—	138	—	4	142	1.12
Residential mortgage	—	50	2	3	55	0.23
Automobile	—	11	—	1	12	0.09
Home equity	—	1	—	8	9	0.09
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$34	$492	$2	$20	$548	0.47%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
2024 3Q Form 10-Q 55

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended September 30, 2024
Commercial and industrial	7.81%	6.56%	0.7
Commercial real estate	8.60%	7.96%	1.0
Residential mortgage			5.8
Three months ended September 30, 2023
Commercial and industrial			1.0
Commercial real estate			0.6
Residential mortgage			8.4
Nine months ended September 30, 2024
Commercial and industrial	8.80%	7.60%	0.8
Commercial real estate	8.26%	7.90%	1.0
Residential mortgage			6.9
Automobile			1.6
Home equity			12.7
Nine months ended September 30, 2023
Commercial and industrial	7.96%	7.25%	1.0
Commercial real estate			0.7
Residential mortgage			7.6
Automobile			2.0
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

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At September 30, 2024
Commercial and industrial	$1	$2	$4	$7	$418	$425
Commercial real estate	9	—	5	14	245	259
Residential mortgage	10	4	11	25	29	54
Automobile	2	1	—	3	12	15
Home equity	1	—	4	5	11	16
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended September 30, 2024	$23	$7	$24	$54	$718	$772
At September 30, 2023 (1)
Commercial and industrial	$2	$1	$3	$6	$322	$328
Commercial real estate	—	5	1	6	136	142
Residential mortgage	10	5	7	22	33	55
Automobile	1	—	—	1	11	12
Home equity	—	—	1	1	8	9
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the nine months ended September 30, 2023 (1)	$13	$11	$12	$36	$512	$548
(1)     Huntington adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, therefore, the September 30, 2023 presentation only includes loans since guidance became effective.
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of September 30, 2024 and December 31, 2023, loans and leases totaling $102.2 billion and $101.8 billion, respectively, were pledged to the Federal Reserve and FHLB for access to these contingent funding sources.
2024 3Q Form 10-Q 57

5. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Roll-forward
The following tables present ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended September 30, 2024
ALLL balance, beginning of period	$1,587	$717	$2,304
Loan and lease charge-offs	(74)	(55)	(129)
Recoveries of loans and leases previously charged-off	20	16	36
Provision (benefit) for loan and lease losses	(35)	59	24
ALLL balance, end of period	$1,498	$737	$2,235
AULC balance, beginning of period	$64	$55	$119
Provision for unfunded lending commitments	76	6	82
AULC balance, end of period	$140	$61	$201
ACL balance, end of period	$1,638	$798	$2,436
Three months ended September 30, 2023
ALLL balance, beginning of period	$1,483	$694	$2,177
Loan and lease charge-offs	(85)	(46)	(131)
Recoveries of loans and leases previously charged-off	40	18	58
Provision for loan and lease losses	66	38	104
ALLL balance, end of period	$1,504	$704	$2,208
AULC balance, beginning of period	$78	$87	$165
Provision (benefit) for unfunded lending commitments	(2)	(3)	(5)
AULC balance, end of period	$76	$84	$160
ACL balance, end of period	$1,580	$788	$2,368

(dollar amounts in millions)	Commercial	Consumer	Total
Nine months ended September 30, 2024
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(243)	(159)	(402)
Recoveries of loans and leases previously charged-off	77	50	127
Provision for loan and lease losses	101	154	255
ALLL balance, end of period	$1,498	$737	$2,235
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	74	(18)	56
AULC balance, end of period	$140	$61	$201
ACL balance, end of period	$1,638	$798	$2,436
Nine months ended September 30, 2023
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(190)	(132)	(322)
Recoveries of loans and leases previously charged-off	89	54	143
Provision for loan and lease losses	181	85	266
ALLL balance, end of period	$1,504	$704	$2,208
AULC balance, beginning of period	$71	$79	$150
Provision for unfunded lending commitments	5	5	10
AULC balance, end of period	$76	$84	$160
ACL balance, end of period	$1,580	$788	$2,368
58 Huntington Bancshares Incorporated

At September 30, 2024, the ACL was $2.4 billion, an increase of $36 million driven by loan and lease portfolio growth compared to December 31, 2023. The commercial ACL was $1.6 billion at both September 30, 2024 and December 31, 2023. The consumer ACL was $798 million at September 30, 2024 and $771 million at December 31, 2023.
The baseline economic scenario used in the September 30, 2024 ACL determination projected the Federal Reserve to have entered into a cycle of rate cuts, with regular cuts forecast throughout the remainder of 2024 through 2026 until reaching a federal funds rate of 3% by 2027. Inflation is forecasted to approach the Federal Reserve’s target level of 2% by the end of 2024. Unemployment is projected to have peaked at 4.2% in the third quarter of 2024. Marginal improvement is expected with unemployment returning to 4.0% by 2026.
The economic scenarios used included elevated levels of uncertainty including the impact of specific challenges in the commercial real estate Industry, recent inflation levels, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2024 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Residential mortgage loans sold with servicing retained	$1,150	$1,100	$2,944	$3,079
Pretax gains resulting from above loan sales (1)	17	21	49	43
Total servicing, late, and other ancillary fees (1)	27	25	78	72
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fair value, beginning of period	$543	$505	$515	$494
New servicing assets created	12	17	33	48
Change in fair value during the period due to:
Time decay (1)	(6)	(6)	(19)	(18)
Payoffs (2)	(9)	(7)	(21)	(18)
Changes in valuation inputs or assumptions (3)	(25)	38	7	41
Fair value, end of period	$515	$547	$515	$547
Loans serviced for third parties, unpaid principal balance, end of period	$33,565	$32,965	$33,565	$32,965
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions follows:

	At September 30, 2024				At December 31, 2023
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	9.29%		$(14)	$(28)	8.61%		$(15)	$(28)
Spread over forward interest rate swap rates	570	bps	(12)	(23)	538	bps	(11)	(22)
2024 3Q Form 10-Q 59

7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Securities sold under agreements to repurchase	$142	$618
Other borrowings	726	2
Total short-term borrowings	$868	$620
The carrying value of assets pledged as collateral against repurchase agreements totaled $189 million and $840 million as of September 30, 2024 and December 31, 2023, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
Huntington’s long-term debt consisted of the following:

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
The Parent Company:
Senior Notes	$4,834	$4,233
Subordinated Notes	772	760
Total notes issued by the parent	5,606	4,993
The Bank:
Senior Notes	2,762	3,480
Subordinated Notes	516	662
Total notes issued by the bank	3,278	4,142
FHLB Advances	4,734	2,731
Auto Loan Securitization Trust (1)	1,142	—
Credit Linked Notes (2)	416	—
Other	480	528
Total long-term debt	$15,656	$12,394
(1)     Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.38% due through 2029. See Note 14 - “Variable Interest Entities” for additional information.
(2)    Represents notes issued in a CLN transaction on a $4.0 billion reference pool of Huntington’s auto-secured loans. There are five classes of notes, each maturing on May 20, 2032. One note class bears interest at a fixed rate of 6.153% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.40% to 8.25% (weighted average spread of 3.04%). As of September 30, 2024, the weighted average contractual interest rate on the CLNs was 6.98%. Huntington has elected the fair value option for these notes. See Note 12 - “Fair Values of Assets and Liabilities” for additional information. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company's aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority.

60 Huntington Bancshares Incorporated

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI were as follows:

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended September 30, 2024
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$573	$(131)	$442
Reclassification adjustment for realized net losses included in net income	4	(1)	3
Total unrealized gains on available-for-sale securities, net of hedges	577	(132)	445
Unrealized gains on cash flow hedges during the period	412	(95)	317
Reclassification adjustment for cash flow hedges included in net income	55	(12)	43
Net change related to cash flow hedges on loans	467	(107)	360
Translation adjustments, net of hedges (1)	2	—	2
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	(1)	—
Other comprehensive income	$1,047	$(240)	$807
Three months ended September 30, 2023
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(739)	$170	$(569)
Reclassification adjustment for realized net losses included in net income	3	—	3
Total unrealized losses on available-for-sale securities, net of hedges	(736)	170	(566)
Unrealized losses on cash flow hedges during the period	(119)	28	(91)
Reclassification adjustment for cash flow hedges included in net income	67	(26)	41
Net change related to cash flow hedges on loans	(52)	2	(50)
Translation adjustments, net of hedges (1)	(1)	—	(1)
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive loss	$(788)	$172	$(616)
Nine months ended September 30, 2024
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$310	$(70)	$240
Reclassification adjustment for realized net losses included in net income	9	(2)	7
Total unrealized gains on available-for-sale securities, net of hedges	319	(72)	247
Unrealized gains on cash flow hedges during the period	231	(53)	178
Reclassification adjustment for cash flow hedges included in net income	190	(44)	146
Net change related to cash flow hedges on loans	421	(97)	324
Change in accumulated unrealized gains for pension and other post-retirement obligations	2	(1)	1
Other comprehensive income	$742	$(170)	$572
Nine months ended September 30, 2023
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(685)	$158	$(527)
Reclassification adjustment for realized net losses included in net income	41	(9)	32
Total unrealized losses on available-for-sale securities	(644)	149	(495)
Unrealized losses on cash flow hedges during the period	(154)	40	(114)
Reclassification adjustment for cash flow hedges included in net income	113	(29)	84
Net change related to cash flow hedges on loans	(41)	11	(30)
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive loss	$(684)	$160	$(524)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
2024 3Q Form 10-Q 61

Activity in accumulated OCI was as follows:

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
Three months ended September 30, 2024
Balance, beginning of period	$(2,292)	$(399)	$(8)	$(212)	$(2,911)
Other comprehensive income before reclassifications	442	317	2	—	761
Amounts reclassified from accumulated OCI to earnings	3	43	—	—	46
Period change	445	360	2	—	807
Balance, end of period	$(1,847)	$(39)	$(6)	$(212)	$(2,104)
Three months ended September 30, 2023
Balance, beginning of period	$(2,177)	$(612)	$(7)	$(210)	$(3,006)
Other comprehensive loss before reclassifications	(569)	(91)	(1)	—	(661)
Amounts reclassified from accumulated OCI to earnings	3	41	—	1	45
Period change	(566)	(50)	(1)	1	(616)
Balance, end of period	$(2,743)	$(662)	$(8)	$(209)	$(3,622)
Nine months ended September 30, 2024
Balance, beginning of period	$(2,094)	$(363)	$(6)	$(213)	$(2,676)
Other comprehensive income before reclassifications	240	178	—	—	418
Amounts reclassified from accumulated OCI to earnings	7	146	—	1	154
Period change	247	324	—	1	572
Balance, end of period	$(1,847)	$(39)	$(6)	$(212)	$(2,104)
Nine months ended September 30, 2023
Balance, beginning of period	$(2,248)	$(632)	$(8)	$(210)	$(3,098)
Other comprehensive loss before reclassifications	(527)	(114)	—	—	(641)
Amounts reclassified from accumulated OCI to earnings	32	84	—	1	117
Period change	(495)	(30)	—	1	(524)
Balance, end of period	$(2,743)	$(662)	$(8)	$(209)	$(3,622)
(1)AOCI amounts at September 30, 2024 and September 30, 2023 include $52 million and $60 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
62 Huntington Bancshares Incorporated

9. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Series					At September 30, 2024	At December 31, 2023
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$23	$23
Series E (4)	2/27/2018	4,087	Variable (5)	4/15/2023	405	405
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (6)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Total		881,587			$2,394	$2,394
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
On October 15, 2024, all 4,086.75 outstanding shares of Series E Preferred Stock, consisting of 408,675 depositary shares each representing a 1/100th interest in a share of Huntington’s 5.7000% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, were redeemed. The depositary shares were redeemed at par plus declared and unpaid dividends of $21.5765 per depositary share (equivalent to $2,157.65 per share of Series E Preferred Stock) for the period beginning on July 15, 2024 to, but not including, October 15, 2024. Effective October 15, 2024, all dividends on the shares of Series E Preferred Stock ceased to accrue.
The following table presents the dividends declared for each series of Preferred shares.

	Three Months Ended				Nine Months Ended
(amounts in millions, except per share data)	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)		Amount ($)
Series B	$20.66	$1	$20.67	$1	$62.08	$2	$59.39	$2
Series E	2,157.65	9	2,112.39	11	6,412.62	26	5,572.46	28
Series F	1,406.25	7	1,406.25	7	4,218.75	21	4,218.75	21
Series G	1,112.50	6	1,112.50	5	3,337.50	17	3,337.50	17
Series H	11.25	5	11.25	5	33.75	17	33.75	17
Series I	356.25	2	356.25	2	1,068.75	7	1,068.75	7
Series J	17.19	6	17.19	6	51.57	17	41.83	14
Total		$36		$37		$107		$106
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
2024 3Q Form 10-Q 63

The calculation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic earnings per common share:
Net income attributable to Huntington	$517	$547	$1,410	$1,708
Preferred stock dividends	36	37	107	106
Net income available to common shareholders	$481	$510	$1,303	$1,602
Average common shares issued and outstanding	1,452,682	1,447,993	1,450,794	1,445,878
Basic earnings per common share	$0.33	$0.35	$0.90	$1.11
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options and restricted stock units and awards	17,061	12,183	16,622	14,670
Shares held in deferred compensation plans	7,239	7,435	7,443	6,989
Average dilutive potential common shares	24,300	19,618	24,065	21,659
Total diluted average common shares issued and outstanding	1,476,982	1,467,611	1,474,859	1,467,537
Diluted earnings per common share	$0.33	$0.35	$0.88	$1.09
Anti-dilutive awards (1)	4,253	11,736	7,002	11,188
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

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
Noninterest income	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Noninterest income from contracts with customers	$362	$338	$1,058	$1,047
Noninterest income within the scope of other GAAP topics	161	171	423	469
Total noninterest income	$523	$509	$1,481	$1,516
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
64 Huntington Bancshares Incorporated

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended September 30, 2024
Payments and cash management revenue	$114	$29	$—	$143
Wealth and asset management revenue	89	4	—	93
Customer deposit and loan fees	57	1	—	58
Capital markets and advisory fees	5	32	—	37
Leasing revenue	1	9	—	10
Insurance income	15	3	(1)	17
Other noninterest income	2	3	(1)	4
Net revenue from contracts with customers	283	81	(2)	362
Noninterest income within the scope of other GAAP topics	55	100	6	161
Total noninterest income	$338	$181	$4	$523
Three months ended September 30, 2023
Payments and cash management revenue	$112	$26	$—	$138
Wealth and asset management revenue	76	3	—	79
Customer deposit and loan fees	55	2	—	57
Capital markets and advisory fees	3	29	(1)	31
Leasing revenue	—	12	—	12
Insurance income	17	2	(1)	18
Other noninterest income	4	—	(1)	3
Net revenue from contracts with customers	267	74	(3)	338
Noninterest income within the scope of other GAAP topics	40	82	49	171
Total noninterest income	$307	$156	$46	$509
Nine months ended September 30, 2024
Payments and cash management revenue	$335	$84	$—	$419
Wealth and asset management revenue	262	9	—	271
Customer deposit and loan fees	160	8	—	168
Capital markets and advisory fees	16	93	—	109
Leasing revenue	2	28	—	30
Insurance income	47	8	(1)	54
Other noninterest income	6	3	(2)	7
Net revenue from contracts with customers	828	233	(3)	1,058
Noninterest income within the scope of other GAAP topics	140	257	26	423
Total noninterest income	$968	$490	$23	$1,481
Nine months ended September 30, 2023
Payments and cash management revenue	$321	$76	$—	$397
Wealth and asset management revenue	231	11	—	242
Customer deposit and loan fees	152	4	—	156
Capital markets and advisory fees	11	82	(1)	92
Leasing revenue	1	39	—	40
Insurance income	49	7	(1)	55
Other noninterest income	64	3	(2)	65
Net revenue from contracts with customers	829	222	(4)	1,047
Noninterest income within the scope of other GAAP topics	124	257	88	469
Total noninterest income	$953	$479	$84	$1,516
2024 3Q Form 10-Q 65

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2024 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended September 30, 2024 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2023 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value, with the exception of the below described long-term debt elected to be accounted for at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2024 and 2023.
In the second quarter of 2024, Huntington elected the fair value option for CLNs structured as long-term debt. CLNs are classified as Level 2 using quoted prices for similar liabilities in active markets, quoted prices of similar liabilities in markets that are not active, and inputs that are observable for the assets, either directly or indirectly, for substantially the full term of the financial instrument.
Assets and Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At September 30, 2024
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$427	$—	$—	$—	$427
Other agencies	—	1	—	—	1
Municipal securities	—	35	—	—	35
Corporate debt	—	9	—	—	9
Total trading account securities	427	45	—	—	472
Available-for-sale securities:
U.S. Treasury securities	6,530	—	—	—	6,530
Residential CMO	—	3,022	—	—	3,022
Residential MBS	—	10,785	—	—	10,785
Commercial MBS	—	1,870	—	—	1,870
Other agencies	—	136	—	—	136
Municipal securities	—	37	3,611	—	3,648
Private-label CMO	—	92	22	—	114
Asset-backed securities	—	272	34	—	306
Corporate debt	—	2,071	—	—	2,071
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	6,530	18,295	3,667	—	28,492
Other securities	31	1	—	—	32
Loans held for sale	—	649	—	—	649
Loans held for investment	—	115	60	—	175
MSRs	—	—	515	—	515
Other assets:
Derivative assets	—	1,358	5	(888)	475
Assets held in trust for deferred compensation plans	191	—	—	—	191
Liabilities
Long-term debt	—	416	—	—	416
Derivative liabilities	—	870	14	(492)	392
66 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	At December 31, 2023
(dollar amounts in millions)	Level 1	Level 2	Level 3
Assets
Trading account securities:
U.S. Treasury securities	$91	$—	$—	$—	$91
Other agencies	—	2	—	—	2
Municipal securities	—	32	—	—	32
Total trading account securities	91	34	—	—	125
Available-for-sale securities:
U.S. Treasury securities	2,856	—	—	—	2,856
Residential CMOs	—	3,184	—	—	3,184
Residential MBS	—	11,382	—	—	11,382
Commercial MBS	—	1,827	—	—	1,827
Other agencies	—	155	—	—	155
Municipal securities	—	38	3,335	—	3,373
Private-label CMO	—	99	20	—	119
Asset-backed securities	—	281	75	—	356
Corporate debt	—	2,043	—	—	2,043
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	2,856	19,019	3,430	—	25,305
Other securities	30	2	—	—	32
Loans held for sale	—	506	—	—	506
Loans held for investment	—	120	54	—	174
MSRs	—	—	515	—	515
Other assets:
Derivative assets	—	1,720	3	(1,330)	393
Assets held in trust for deferred compensation plans	177	—	—	—	177
Liabilities
Derivative liabilities	—	1,416	5	(751)	670
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
2024 3Q Form 10-Q 67

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended September 30, 2024
Opening balance	$543	$1	$3,341	$20	$35	$60
Transfers into Level 3	—	—	—	—	—	3
Transfers out of Level 3 (1)	—	(8)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(25)	10	—	—	—	—
Other noninterest income	—	(16)	—	—	—	—
Included in OCI	—	—	70	—	—	—
Purchases/originations	12	—	390	—	—	—
Repayments	—	—	—	—	—	(3)
Settlements	(15)	4	(190)	2	(1)	—
Closing balance	$515	$(9)	$3,611	$22	$34	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(25)	$2	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	68	—	—	—
Three months ended September 30, 2023
Opening balance	$505	$(2)	$3,496	$20	$75	$33
Transfers into Level 3	—	—	—	—	—	21
Transfers out of Level 3 (1)	—	(8)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	37	9	—	—	—	—
Interest and fee income	—	—	(2)	—	—	(3)
Included in OCI	—	—	17	—	—	—
Purchases/originations	18	—	160	—	—	—
Repayments	—	—	—	—	—	2
Settlements	(13)	—	(234)	—	—	—
Closing balance	$547	$(1)	$3,437	$20	$75	$53
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$37	$(3)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	12	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

68 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Nine months ended September 30, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	11
Transfers out of Level 3 (1)	—	(19)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	7	21	—	—	—	—
Interest and fee income	—	—	(1)	(1)	—	(1)
Other noninterest income	—	(24)	—	—	—	—
Provision for credit losses	—	—	(2)	—	—	—
Included in OCI	—	—	56	—	—	—
Purchases/originations	33	—	690	—	—	—
Repayments	—	—	—	—	—	(4)
Settlements	(40)	15	(467)	3	(41)	—
Closing balance	$515	$(9)	$3,611	$22	$34	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$7	$2	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	52	—	—	—
Nine months ended September 30, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers into Level 3	—	—	—	—	—	40
Transfers out of Level 3 (1)	—	(18)	—	—	—	—
Total gains/losses for the period:
Included in earnings
Mortgage banking income	40	19	—	—	—	—
Interest and fee income	—	—	(2)	(1)	—	(3)
Included in OCI	—	—	13	—	1	—
Purchases/originations	49	—	715	1	—	—
Settlements	(36)	—	(537)	—	—	—
Closing balance	$547	$(1)	$3,437	$20	$75	$53
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$40	$1	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	2	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2024 3Q Form 10-Q 69

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	Total			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At September 30, 2024
Assets
Loans held for sale	$649	$630	$19	$—	$—	$—
Loans held for investment	175	186	(11)	3	4	(1)
Liabilities
Long-term debt	416	411	(5)
At December 31, 2023
Assets
Loans held for sale	$506	$489	$17	$—	$—	$—
Loans held for investment	174	184	(10)	2	3	(1)
The following table presents the net gains (losses) from fair value changes:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loans held for sale (1)	$5	$(4)	$2	$(4)
Loans held for investment (1)	—	(2)	(1)	(5)
Long-term debt (2)	(3)	—	(5)	—
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
The amounts measured at fair value on a nonrecurring basis were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended		Nine Months Ended
(dollar amounts in millions)	At September 30, 2024	At December 31, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Collateral-dependent loans	$162	$40	$(4)	$(6)	$(45)	$(13)
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

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At September 30, 2024				At December 31, 2023
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	7%	-	41%	9%	4%	-	37%	9%
		Spread over forward interest rate swap rates	5%	-	10%	6%	5%	-	13%	5%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	5%	4%	4%	-	6%	5%
		Cumulative default	—%	-	39%	5%	—%	-	64%	6%
		Loss given default			20%	20%			20%	20%
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
2024 3Q Form 10-Q 71

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At September 30, 2024
Financial Assets
Cash and short-term assets	$12,840	$—	$—	$12,840	$12,840
Trading account securities	—	—	472	472	472
Available-for-sale securities	—	—	28,492	28,492	28,492
Held-to-maturity securities	15,670	—	—	15,670	13,933
Other securities	794	—	32	826	826
Loans held for sale	—	6	649	655	655
Net loans and leases (1)	123,977	—	175	124,152	122,872
Derivative assets	—	—	475	475	475
Assets held in trust for deferred compensation plans	—	—	191	191	191
Financial Liabilities
Deposits (2)	158,351	—	—	158,351	158,344
Short-term borrowings	868	—	—	868	868
Long-term debt	15,240	—	416	15,656	15,819
Derivative liabilities	—	—	392	392	392
At December 31, 2023
Financial Assets
Cash and short-term assets	$10,323	$—	$—	$10,323	$10,323
Trading account securities	—	—	125	125	125
Available-for-sale securities	—	—	25,305	25,305	25,305
Held-to-maturity securities	15,750	—	—	15,750	13,718
Other securities	693	—	32	725	725
Loans held for sale	—	10	506	516	516
Net loans and leases (1)	119,553	—	174	119,727	116,781
Derivative assets	—	—	393	393	393
Assets held in trust for deferred compensation plans	—	—	177	177	177
Financial Liabilities
Deposits (2)	151,230	—	—	151,230	151,183
Short-term borrowings	620	—	—	620	620
Long-term debt	12,394	—	—	12,394	12,276
Derivative liabilities	—	—	670	670	670
(1)Includes collateral-dependent loans.
(2)Includes $1.5 billion and $1.4 billion in time deposits in excess of the FDIC insurance coverage limit at September 30, 2024 and December 31, 2023, respectively.
72 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3
At September 30, 2024
Financial Assets
Trading account securities	$427	$45	$—	$—	$472
Available-for-sale securities	6,530	18,295	3,667	—	28,492
Held-to-maturity securities	997	12,936	—	—	13,933
Other securities (2)	31	1	—	—	32
Loans held for sale	—	649	6	—	655
Net loans and leases	—	115	122,757	—	122,872
Derivative assets	—	1,358	5	(888)	475
Financial Liabilities
Deposits	—	141,391	16,953	—	158,344
Short-term borrowings	—	868	—	—	868
Long-term debt	—	10,425	5,394	—	15,819
Derivative liabilities	—	870	14	(492)	392
At December 31, 2023
Financial Assets
Trading account securities	$91	$34	$—	$—	$125
Available-for-sale securities	2,856	19,019	3,430	—	25,305
Held-to-maturity securities	—	13,718	—	—	13,718
Other securities (2)	30	2	—	—	32
Loans held for sale	—	506	10	—	516
Net loans and leases	—	120	116,661	—	116,781
Derivative assets	—	1,720	3	(1,330)	393
Financial Liabilities
Deposits	—	135,627	15,556	—	151,183
Short-term borrowings	—	620	—	—	620
Long-term debt	—	8,929	3,347	—	12,276
Derivative liabilities	—	1,416	5	(751)	670
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
2024 3Q Form 10-Q 73

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At September 30, 2024			At December 31, 2023
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$43,652	$747	$277	$38,017	$868	$519
Foreign exchange contracts	243	1	—	222	6	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	43,841	519	508	41,526	718	757
Foreign exchange contracts	5,119	50	51	5,257	69	76
Credit contracts	278	—	1	381	—	2
Commodities contracts	685	37	34	681	62	60
Equity contracts	767	9	13	759	—	7
Total contracts	$94,585	$1,363	$884	$86,843	$1,723	$1,421
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
(dollar amounts in millions)		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate contracts:
Customer	Capital markets fees	$17	$6	$28	$23
Mortgage banking	Mortgage banking income	28	(37)	5	(28)
Interest rate swaptions	Other noninterest income	—	33	—	50
Foreign exchange contracts	Capital markets fees	11	9	33	34
Credit contracts	Other noninterest income	(6)	—	(14)	—
Commodities contracts	Capital markets fees	1	1	3	4
Equity contracts	Other noninterest income and other noninterest expense	(13)	(2)	(17)	(7)
Total		$38	$10	$38	$76
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
74 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At September 30, 2024
Instruments associated with:
Investment securities	$11,639	$—	$—	$11,639
Loans	—	20,800	175	20,975
Long-term debt	11,213	—	—	11,213
Total notional value	$22,852	$20,800	$175	$43,827
At December 31, 2023
Instruments associated with:
Investment securities	$11,649	$—	$—	$11,649
Loans	—	16,675	175	16,850
Long-term debt	9,693	—	—	9,693
Total notional value	$21,342	$16,675	$175	$38,192
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for collars and floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $57 million and a decrease to net interest income of $62 million for the three-month periods ended September 30, 2024, and 2023, respectively. For the nine-month periods ended September 30, 2024, and 2023, the net amounts resulted in a decrease to net interest income of $195 million and $178 million, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Consolidated Balance Sheets. Huntington has also designated $652 million of interest rate swaps as fair value hedges of fixed-rate corporate bonds.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(295)	$88	$(263)	$44
Change in fair value of hedged investment securities (1)	293	(87)	259	(45)
Change in fair value of interest rate swaps hedging long-term debt (2)	301	(87)	142	(109)
Change in fair value of hedged long term debt (2)	(302)	87	(143)	109
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2024 3Q Form 10-Q 75

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At September 30, 2024	At December 31, 2023	At September 30, 2024	At December 31, 2023
Assets
Investment securities (1)	$17,327	$18,241	$(439)	$(698)
Liabilities
Long-term debt (2)	11,165	9,909	28	(115)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $16.7 billion, the cumulative basis adjustments associated with these hedging relationships was $377 million, and the notional amounts of the designated hedging instruments were $11.0 billion.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(60) million at September 30, 2024 and $(69) million at December 31, 2023.
Cash Flow Hedges
At September 30, 2024, Huntington has $20.8 billion of interest rate swaps and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At September 30, 2024, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $85 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives at September 30, 2024 and December 31, 2023 were a net asset of $5 million and a net liability of $4 million, respectively. At September 30, 2024 and December 31, 2023, Huntington had commitments to sell residential real estate loans of $1.0 billion and $674 million, respectively. These contracts mature in less than one year.
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

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Notional value	$2,195	$1,668
Trading liabilities	(36)	(69)

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Trading (losses) gains	$26	$(37)	$(3)	$(43)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at September 30, 2024 and December 31, 2023, were $55 million and $47 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $45.5 billion and $44.5 billion at September 30, 2024 and December 31, 2023, respectively. Huntington’s credit risk from customer derivatives was $141 million and $122 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts was $278 million and $381 million at September 30, 2024 and December 31, 2023, respectively. The position of these derivatives was a net liability of $1 million and $2 million at September 30, 2024 and December 31, 2023, respectively.
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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $319 million and $238 million at September 30, 2024 and December 31, 2023, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At September 30, 2024, Huntington pledged $172 million of investment securities and cash collateral to counterparties, while other counterparties pledged $446 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
2024 3Q Form 10-Q 77

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At September 30, 2024	$1,363	$(888)	$475	$—	$(19)	$456
At December 31, 2023	1,723	(1,330)	393	(45)	(4)	344

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At September 30, 2024	$884	$(492)	$392	$(70)	$(82)	$240
At December 31, 2023	1,421	(751)	670	—	(93)	577
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
The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Assets
Net loans and leases	$1,252	$—
Other assets	267	82
Total assets	$1,519	$82
Liabilities
Long-term borrowings	$1,142	$—
Other liabilities	121	57
Total liabilities	$1,263	$57
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
Consolidated VIEs at September 30, 2024 and December 31, 2023 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At September 30, 2024
Affordable Housing Tax Credit Partnerships	$2,269	$1,040	$2,269
Trust Preferred Securities	14	248	—
Other Investments	896	173	896
Total	$3,179	$1,461	$3,165
At December 31, 2023
Affordable Housing Tax Credit Partnerships	$2,297	$1,279	$2,297
Trust Preferred Securities	14	248	—
Other Investments	894	140	894
Total	$3,205	$1,667	$3,191
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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Affordable housing tax credit investments	$3,491	$3,335
Less: amortization	(1,222)	(1,038)
Net affordable housing tax credit investments	$2,269	$2,297
Unfunded commitments	$1,040	$1,279
2024 3Q Form 10-Q 79

The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Tax credits and other tax benefits recognized	$78	$66	$230	$197
Proportional amortization expense included in provision for income taxes	63	55	189	164
There were no sales of affordable housing tax credit investments during the three-month and nine-month periods ended September 30, 2024 and 2023. There was no impairment recognized for the three-month and nine-month periods ended September 30, 2024 and 2023.
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
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At September 30, 2024	At December 31, 2023
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$35,731	$32,344
Consumer loan portfolio	19,983	19,270
Commercial real estate	1,865	2,543
Standby letters of credit and guarantees on industrial revenue bonds	743	814
Commercial letters of credit	24	9
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
80 Huntington Bancshares Incorporated

Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $27 million and $9 million at September 30, 2024 and December 31, 2023, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $201 million and $79 million as of September 30, 2024 and December 31, 2023, respectively, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at September 30, 2024 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
2024 3Q Form 10-Q 81

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
Listed in the following tables is certain operating basis financial information reconciled to Huntington’s, reported results by business segment.

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended September 30, 2024
Net interest income (loss)	$1,050	$529	$(228)	$1,351
Provision for credit losses	105	1	—	106
Noninterest income	338	181	4	523
Noninterest expense	799	289	42	1,130
Provision (benefit) for income taxes	102	88	(74)	116
Income attributable to non-controlling interest	—	5	—	5
Net income (loss) attributable to Huntington	$382	$327	$(192)	$517
Three months ended September 30, 2023
Net interest income (loss)	$941	$549	$(122)	$1,368
Provision for credit losses	82	17	—	99
Noninterest income	307	156	46	509
Noninterest expense	764	278	48	1,090
Provision (benefit) for income taxes	84	86	(34)	136
Income attributable to non-controlling interest	—	5	—	5
Net income (loss) attributable to Huntington	$318	$319	$(90)	$547
Nine months ended September 30, 2024
Net interest income (loss)	$3,013	$1,579	$(642)	$3,950
Provision for credit losses	227	86	—	313
Noninterest income	968	490	23	1,481
Noninterest expense	2,364	883	137	3,384
Provision (benefit) for income taxes	292	231	(215)	308
Income attributable to non-controlling interest	—	16	—	16
Net income (loss) attributable to Huntington	$1,098	$853	$(541)	$1,410
Nine months ended September 30, 2023
Net interest income (loss)	$2,745	$1,637	$(259)	$4,123
Provision for credit losses	192	84	—	276
Noninterest income	953	479	84	1,516
Noninterest expense	2,283	830	113	3,226
Provision (benefit) for income taxes	257	252	(95)	414
Income attributable to non-controlling interest	—	15	—	15
Net income (loss) attributable to Huntington	$966	$935	$(193)	$1,708

	Assets		Deposits
(dollar amounts in millions)	At September 30, 2024	At December 31, 2023	At September 30, 2024	At December 31, 2023
Consumer & Regional Banking	$76,804	$73,082	$110,107	$110,157
Commercial Banking	64,583	63,377	42,064	35,466
Treasury / Other	59,148	52,909	6,180	5,607
Total	$200,535	$189,368	$158,351	$151,230

82 Huntington Bancshares Incorporated

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2023 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	—	$—	$1,000,000,000
August 1, 2024 to August 31, 2024	—	—	1,000,000,000
September 1, 2024 to September 30, 2024	—	—	1,000,000,000
Total	—	$—
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
2024 3Q Form 10-Q 83

Item 5. Other Information
Trading Plans
On August 23, 2024, Brendan Lawlor, our Executive Vice President and Chief Credit Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Lawlor’s plan covers the following:

•the vesting and sale of up to 6,158.734 shares of common stock underlying restricted stock units; and
•the vesting and sale of up to 5,505.466 shares of common stock underlying performance stock units;

in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earlier of the date all the shares under the plan are sold and June 30, 2025.
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
* Filed herewith
** Furnished herewith
***    The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2024 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
2024 3Q Form 10-Q 85

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 29, 2024	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2024	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

86 Huntington Bancshares Incorporated